Form 10-Q
period 2013-06-29
BRUNSWICK CORP
filed 2013-07-31
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 29, 2013
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

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of July 30, 2013 was 90,539,625.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 29, 2013

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION		Page

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended June 29, 2013 (unaudited), and June 30, 2012 (unaudited)	3

	Condensed Consolidated Balance Sheets as of June 29, 2013 (unaudited), December 31, 2012, and June 30, 2012 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the six months ended June 29, 2013 (unaudited), and June 30, 2012 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55

Item 4.	Controls and Procedures	55

PART II – OTHER INFORMATION

Item 1A.	Risk Factors	56

Item 6.	Exhibits	56

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BRUNSWICK CORPORATION Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Six Months Ended
(in millions, except per share data)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	$1,098.3	$1,053.9	$2,093.6	$2,013.5
Cost of sales	796.7	770.0	1,530.1	1,491.4
Selling, general and administrative expense	132.0	132.5	271.1	271.1
Research and development expense	28.9	25.5	56.2	49.6
Restructuring, exit and impairment charges	4.0	0.8	9.6	1.0
Operating earnings	136.7	125.1	226.6	200.4
Equity earnings (loss)	0.2	(1.2)	(1.0)	(2.4)
Other income (expense), net	(1.1)	1.6	1.1	2.5
Earnings before interest, loss on early extinguishment of debt and income taxes	135.8	125.5	226.7	200.5
Interest expense	(12.6)	(17.9)	(27.0)	(36.0)
Interest income	0.3	0.7	0.7	1.7
Loss on early extinguishment of debt	(32.3)	(4.4)	(32.4)	(4.4)
Earnings before income taxes	91.2	103.9	168.0	161.8
Income tax provision	11.9	9.9	33.8	20.8
Net earnings from continuing operations	79.3	94.0	134.2	141.0

Discontinued operations:
Earnings (loss) from discontinued operations, net of tax	1.1	(10.4)	(4.0)	(17.7)
Net earnings (loss) from discontinued operations, net of tax	1.1	(10.4)	(4.0)	(17.7)
Net earnings	$80.4	$83.6	$130.2	$123.3

Earnings (loss) per common share:
Basic
Earnings from continuing operations	$0.87	$1.05	$1.48	$1.57
Earnings (loss) from discontinued operations	0.01	(0.12)	(0.05)	(0.19)
Net earnings	$0.88	$0.93	$1.43	$1.38

Diluted
Earnings from continuing operations	$0.85	$1.02	$1.43	$1.53
Earnings (loss) from discontinued operations	0.01	(0.12)	(0.04)	(0.19)
Net earnings	$0.86	$0.90	$1.39	$1.34

Weighted average shares used for computation of:
Basic earnings (loss) per common share	91.0	89.7	90.8	89.6
Diluted earnings (loss) per common share	93.6	92.4	93.6	92.3

Comprehensive income	$77.0	$72.0	$123.7	$120.0

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Balance Sheets

(in millions)	June 29, 2013	December 31, 2012	June 30, 2012
	(unaudited)		(unaudited)
Assets
Current assets
Cash and cash equivalents, at cost, which approximates market	$327.5	$284.3	$366.0
Short-term investments in marketable securities	2.7	92.3	96.4
Total cash, cash equivalents and short-term investments in marketable securities	330.2	376.6	462.4
Restricted cash	13.0	13.0	20.0
Accounts and notes receivable, less allowances of $22.2, $27.1 and $27.3	423.4	349.2	435.8
Inventories
Finished goods	321.8	363.3	282.1
Work-in-process	150.5	142.4	140.1
Raw materials	76.4	70.1	73.5
Net inventories	548.7	575.8	495.7
Deferred income taxes	18.3	18.8	15.0
Prepaid expenses and other	28.7	26.7	25.3
Current assets held for sale	18.3	—	51.9
Current assets	1,380.6	1,360.1	1,506.1

Property
Land	82.2	80.6	80.6
Buildings and improvements	564.4	564.3	546.5
Equipment	1,005.9	997.4	982.1
Total land, buildings and improvements and equipment	1,652.5	1,642.3	1,609.2
Accumulated depreciation	(1,134.6)	(1,131.4)	(1,114.3)
Net land, buildings and improvements and equipment	517.9	510.9	494.9
Unamortized product tooling costs	75.5	70.5	62.3
Net property	593.4	581.4	557.2

Other assets
Goodwill	290.3	291.7	290.1
Other intangibles, net	36.7	38.1	41.4
Long-term investments in marketable securities	—	52.1	46.5
Equity investments	41.7	42.4	42.3
Other long-term assets	48.0	58.4	63.1
Long-term assets held for sale	—	—	24.8
Other assets	416.7	482.7	508.2

Total assets	$2,390.7	$2,424.2	$2,571.5

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Balance Sheets

(in millions)	June 29, 2013	December 31, 2012	June 30, 2012
	(unaudited)		(unaudited)
Liabilities and shareholders’ equity
Current liabilities
Short-term debt, including current maturities of long-term debt	$6.0	$8.2	$7.1
Accounts payable	333.0	334.4	315.5
Accrued expenses	521.0	576.2	555.4
Current liabilities held for sale	17.0	18.4	20.0
Current liabilities	877.0	937.2	898.0

Long-term liabilities
Debt	466.4	563.6	668.2
Deferred income taxes	97.6	92.7	83.9
Postretirement benefits	535.5	552.6	568.3
Other	198.0	197.5	191.7
Long-term liabilities held for sale	2.7	2.9	3.0
Long-term liabilities	1,300.2	1,409.3	1,515.1

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares	76.9	76.9	76.9
Additional paid-in capital	431.4	440.8	437.3
Retained earnings	633.4	503.2	580.9
Treasury stock, at cost: 12,032,000, 12,907,000 and 13,163,000 shares	(366.6)	(388.1)	(392.6)
Accumulated other comprehensive loss, net of tax	(561.6)	(555.1)	(544.1)
Shareholders’ equity	213.5	77.7	158.4

Total liabilities and shareholders’ equity	$2,390.7	$2,424.2	$2,571.5

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
(in millions)	June 29, 2013	June 30, 2012
Cash flows from operating activities
Net earnings	$130.2	$123.3
Less: net loss from discontinued operations, net of tax	(4.0)	(17.7)
Net earnings from continuing operations	134.2	141.0
Depreciation and amortization	43.1	45.2
Pension funding, net of expense	(3.0)	(9.4)
Gains on sale of property, plant and equipment, net	(5.5)	(3.2)
Other long-lived asset impairment charges (gains)	2.3	(2.1)
Deferred income taxes	3.4	4.7
Loss on early extinguishment of debt	32.4	4.4
Changes in certain current assets and current liabilities	(104.8)	(123.5)
Income taxes	13.5	4.8
Other, net	(8.6)	4.0
Net cash provided by operating activities of continuing operations	107.0	65.9
Net cash used for operating activities of discontinued operations	(25.9)	(20.7)
Net cash provided by operating activities	81.1	45.2

Cash flows from investing activities
Capital expenditures	(61.3)	(36.3)
Purchases of marketable securities	(1.9)	(123.1)
Sales or maturities of marketable securities	143.1	148.2
Investments	(0.8)	2.1
Proceeds from the sale of property, plant and equipment	7.0	18.1
Other, net	0.9	3.0
Net cash provided by investing activities of continuing operations	87.0	12.0
Net cash used for investing activities of discontinued operations	—	(1.9)
Net cash provided by investing activities	87.0	10.1

Cash flows from financing activities
Net (payments) issuances of short-term debt	(0.9)	0.7
Net proceeds from issuances of long-term debt	146.6	—
Payments of long-term debt including current maturities	(252.1)	(25.1)
Net premium paid on early extinguishment of debt	(24.3)	(3.7)
Net proceeds from stock compensation activity, including excess tax benefits	5.8	0.6
Net cash used for financing activities of continuing operations	(124.9)	(27.5)
Net cash used for financing activities of discontinued operations	—	—
Net cash used for financing activities	(124.9)	(27.5)

Net increase in cash and cash equivalents	43.2	27.8
Cash and cash equivalents at beginning of period	284.3	338.2

Cash and cash equivalents at end of period	$327.5	$366.0

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 – Significant Accounting Policies

Interim Financial Statements.  The unaudited interim consolidated financial statements of Brunswick Corporation (Brunswick or the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Therefore, certain information and disclosures normally included in financial statements and related notes prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted.  Certain previously reported amounts have been reclassified to conform to the current period presentation, including the presentation of consolidated Net earnings adjusted for the net loss from discontinued operations in the Condensed Consolidated Statements of Cash Flows. Prior year conforming changes include changing the starting point of the Condensed Consolidated Statements of Cash Flows from "Net earnings from continuing operations" to "Net earnings" followed by "Less: net loss from discontinued operations, net of tax".

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Brunswick’s 2012 Annual Report on Form 10-K for the year ended December 31, 2012 (the 2012 Form 10-K).  These results include, in the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position of Brunswick as of June 29, 2013, December 31, 2012, and June 30, 2012, the results of operations for the three months and six months ended June 29, 2013 and June 30, 2012, and the cash flows for the six months ended June 29, 2013 and June 30, 2012.  Due to the seasonality of Brunswick’s businesses, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning thirteen weeks and ending on the Saturday closest to the end of that thirteen-week period.  The first two quarters of fiscal year 2013 ended on March 30, 2013, and June 29, 2013, and the first two quarters of fiscal year 2012 ended on March 31, 2012, and June 30, 2012.

Recent Accounting Pronouncements.  The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (FASB), the SEC, and the Emerging Issues Task Force (EITF), to determine the impact of new pronouncements on GAAP and the impact on the Company.  The following are recent accounting pronouncements that have been adopted during the six months ended June 29, 2013, or will be adopted in future periods.

Unrecognized Tax Benefit: In July 2013, the FASB amended the Accounting Standards Codification (ASC) to provide guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance states that entities should present an unrecognized tax benefit as a reduction of a deferred tax asset for an NOL or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. The amendment is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The Company is currently evaluating the impact that the adoption of the ASC amendment will have on the Company’s consolidated financial statements.

Comprehensive Income:  In February 2013, the FASB amended the ASC to require entities to provide information about amounts reclassified out of other comprehensive income by component. The Company is required to present, either on the face of the financial statements or in the notes, the amounts reclassified from other comprehensive income to the respective line items in the Condensed Consolidated Statements of Comprehensive Income. This amendment is effective for interim and annual periods beginning after December 15, 2012. Refer to Note 12 – Comprehensive Income for the Company's disclosures as a result of adopting this amendment.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

The following table discloses the results of operations of the Hatteras and Cabo businesses reported as discontinued operations for the three months and six months ended June 29, 2013 and June 30, 2012, respectively:

	Three Months Ended		Six Months Ended
(in millions)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	$10.3	$13.1	$21.0	$27.7

Earnings (loss) from discontinued operations before income taxes	0.5	(10.3)	(6.0)	(18.0)
Income tax provision (benefit)	(0.6)	0.1	(2.0)	(0.3)
Net earnings (loss) from discontinued operations, net of tax	$1.1	$(10.4)	$(4.0)	$(17.7)

The following table reflects the summary of assets and liabilities held for sale as of June 29, 2013 and December 31, 2012, for the Hatteras and Cabo businesses reported as discontinued operations:

(in millions)	June 29, 2013	December 31, 2012
Accounts and notes receivable, net	$12.4	$—
Net inventory	5.9	—
Current assets held for sale	18.3	—

Long-term assets held for sale	—	—
Assets held for sale (A)	$18.3	$—

Accounts payable	$—	$3.8
Accrued expenses	17.0	14.6
Current liabilities held for sale	17.0	18.4

Other liabilities	2.7	2.9
Long-term liabilities held for sale	2.7	2.9
Liabilities held for sale	$19.7	$21.3

(A) Assets held for sale at June 29, 2013 and December 31, 2012 are shown net of reserves of $50.4 million and $52.7 million, respectively.

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

The Company has reported restructuring and exit activities based on the specific driver of the cost and reflected the expense in the accounting period when the cost has been committed or incurred, as appropriate.  The Company considers actions related to the divestiture activities for its European retail bowling centers and the closure of a marine electronics business to be exit activities.  All other actions taken are considered to be restructuring activities.

The following table is a summary of the expense associated with the restructuring, exit and impairment activities for the three months and six months ended June 29, 2013 and June 30, 2012.  The 2013 charges consist of expenses related to actions initiated in 2013 and 2012. The 2012 charges consist of expenses related to actions initiated in 2010, 2009 and 2008.

	Three Months Ended		Six Months Ended
(in millions)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Restructuring activities:
Employee termination and other benefits	$0.5	$—	$2.3	$(0.3)
Current asset write-downs	—	—	0.3	—
Transformation and other costs:
Consolidation of manufacturing footprint	2.1	1.6	3.2	3.7
Retention and relocation costs	0.3	—	0.4	—
Exit activities:
Employee termination and other benefits	0.6	—	0.6	—
Transformation and other costs:
Consolidation of manufacturing footprint	—	0.1	—	(0.2)
Loss on sale of non-strategic assets	0.5	—	0.5	—
Asset disposition actions:
Definite-lived asset impairments and (gains) on disposal	—	(0.9)	2.3	(2.2)
Total restructuring, exit and impairment charges	$4.0	$0.8	$9.6	$1.0

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

 The Company anticipates it will incur between $3 million and $5 million of additional restructuring charges in 2013 primarily related to known restructuring activities initiated during 2013 and 2012 in the Boat and Bowling & Billiards segments.  Reductions in demand for the Company’s products, further refinement of its product portfolio or further opportunities to consolidate manufacturing facilities and reduce costs, may result in additional restructuring, exit or impairment charges in future periods.

Actions Initiated in 2013

In the second quarter of 2013, the Company entered into an agreement to divest its European retail bowling centers in the Bowling & Billiards segment. The Company announced in the first quarter of 2013 the consolidation of its yacht and motoryacht production at its Palm Coast, Florida manufacturing plant. As a result, the Company suspended manufacturing at its Sykes Creek boat manufacturing facility in nearby Merritt Island, Florida at the end of June 2013. The Company recorded restructuring, exit and impairment charges in 2013 related to these actions.

The restructuring, exit and impairment charges recorded in the three months and six months ended June 29, 2013, related to actions initiated in 2013, by reportable segment, are summarized below:

	Three Months Ended	Six Months Ended
(in millions)	June 29, 2013	June 29, 2013
Boat	$1.8	$4.9
Bowling & Billiards	1.5	1.5
Corporate	—	0.7
Total	$3.3	$7.1

The following is a summary of the charges by category associated with the Company’s 2013 restructuring initiatives:

	Three Months Ended	Six Months Ended
(in millions)	June 29, 2013	June 29, 2013
Restructuring activities:
Employee termination and other benefits	$0.4	$2.1
Current asset write-downs	—	0.3
Transformation and other costs:
Consolidation of manufacturing footprint	1.5	1.6
Retention and relocation costs	0.3	0.4
Exit activities:
Employee termination and other benefits	0.6	0.6
Transformation and other costs:
Loss on sale of non-strategic assets	0.5	0.5
Asset disposition actions:
Definite-lived asset impairments	—	1.6
Total restructuring, exit and impairment charges	$3.3	$7.1

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The restructuring, exit and impairment charges recorded in the six months ended June 29, 2013 related to actions initiated in 2013, by reportable segment, are summarized below:

(in millions)	Boat	Bowling & Billiards	Corporate	Total
Employee termination and other benefits	$1.0	$1.0	$0.7	$2.7
Current asset write-downs	0.3	—	—	0.3
Transformation and other costs	2.0	0.5	—	2.5
Asset disposition actions	1.6	—	—	1.6
Total restructuring, exit and impairment charges	$4.9	$1.5	$0.7	$7.1

The following table summarizes the activity for restructuring, exit and impairment charges during the six months ended June 29, 2013 related to actions initiated in 2013. The accrued costs as of June 29, 2013 represent cash expenditures needed to satisfy remaining obligations, the majority of which are expected to be paid by the end of 2013 and are included in Accrued expenses in the Condensed Consolidated Balance Sheets.

(in millions)	Costs Recognized in 2013	Non-cash (Charges)/Gains	Net Cash Payments	Accrued Costs as of June 29, 2013
Employee termination and other benefits	$2.7	$—	$(0.3)	$2.4
Current asset write-downs	0.3	(0.3)	—	—
Transformation and other costs:
Consolidation of manufacturing footprint	1.6	—	(0.8)	0.8
Retention and relocation costs	0.4	—	(0.4)	—
Loss on sale of non-strategic assets	0.5	1.1	(0.4)	1.2
Asset disposition actions:
Definite-lived asset impairments	1.6	(1.6)	—	—
Total restructuring, exit and impairment charges	$7.1	$(0.8)	$(1.9)	$4.4

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

The restructuring, exit and impairment charges recorded in the three months and six months ended June 29, 2013, related to actions initiated in 2012, by reportable segment, are summarized below. There were no restructuring charges recorded during the three months and six months ended June 30, 2012, related to actions initiated in 2012.

	Three Months Ended	Six Months Ended
(in millions)	June 29, 2013	June 29, 2013
Boat	$0.7	$2.5
Total	$0.7	$2.5

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following is a summary of the charges by category associated with the Company’s 2012 restructuring initiatives:

	Three Months Ended	Six Months Ended
(in millions)	June 29, 2013	June 29, 2013
Restructuring activities:
Employee termination and other benefits	$0.1	$0.2
Transformation and other costs:
Consolidation of manufacturing footprint	0.6	1.6
Asset disposition actions:
Definite-lived asset impairments	—	0.7
Total restructuring, exit and impairment charges	$0.7	$2.5

The restructuring and impairment charges recorded in the six months ended June 29, 2013 related to actions initiated in 2012, by reportable segment, are summarized below:

(in millions)	Boat	Total
Employee termination and other benefits	$0.2	$0.2
Transformation and other costs	1.6	1.6
Asset disposition actions	0.7	0.7
Total restructuring, exit and impairment charges	$2.5	$2.5

The following table summarizes the activity for restructuring, exit and impairment charges during the six months ended June 29, 2013 related to actions initiated in 2012. The accrued costs as of June 29, 2013 represent cash expenditures needed to satisfy remaining obligations, the majority of which are expected to be paid by the end of 2013 and are included in Accrued expenses in the Condensed Consolidated Balance Sheets.

(in millions)	Accrued Costs as of Jan. 1, 2013	Costs Recognized in 2013	Non-cash Charges	Net Cash Payments	Accrued Costs as of June 29, 2013
Employee termination and other benefits	$1.9	$0.2	$—	$(1.3)	$0.8
Transformation and other costs:
Consolidation of manufacturing footprint	5.2	1.6	—	(3.3)	3.5
Asset disposition actions:
Definite-lived asset impairments	—	0.7	(0.7)	—	—
Total restructuring, exit and impairment charges	$7.1	$2.5	$(0.7)	$(4.6)	$4.3

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

There were no restructuring charges recorded during the three months and six months ended June 29, 2013, related to actions initiated between 2008 and 2011. The restructuring, exit and impairment charges recorded in the three months and six months ended June 30, 2012, related to actions initiated between 2008 and 2011, by reportable segment, are summarized below:

	Three Months Ended	Six Months Ended
(in millions)	June 30, 2012	June 30, 2012
Marine Engine	$0.9	$2.6
Boat	0.1	(1.4)
Corporate	(0.2)	(0.2)
Total	$0.8	$1.0

The following is a summary of the charges by category associated with the Company’s 2011, 2010, 2009 and 2008 restructuring initiatives:

	Three Months Ended	Six Months Ended
(in millions)	June 30, 2012	June 30, 2012
Restructuring activities:
Employee termination and other benefits	$—	$(0.3)
Transformation and other costs:
Consolidation of manufacturing footprint	1.6	3.7
Exit activities:
Transformation and other costs:
Consolidation of manufacturing footprint	0.1	(0.2)
Asset disposition actions:
Definite-lived asset impairments and (gains) on disposal	(0.9)	(2.2)
Total restructuring, exit and impairment charges	$0.8	$1.0

The restructuring, exit and impairment charges recorded in the six months ended June 30, 2012, related to actions initiated in 2011, 2010, 2009 and 2008, by reportable segment, are summarized below:

(in millions)	Marine Engine	Boat	Corporate	Total
Employee termination and other benefits	$(0.3)	$—	$—	$(0.3)
Transformation and other costs	3.8	(0.1)	(0.2)	3.5
Asset disposition actions	(0.9)	(1.3)	—	(2.2)
Total restructuring, exit and impairment charges	$2.6	$(1.4)	$(0.2)	$1.0

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the activity for restructuring, exit and impairment charges during the six months ended June 29, 2013 related to actions initiated between 2008 and 2011.  The accrued costs as of June 29, 2013 represent cash expenditures needed to satisfy remaining obligations, the majority of which are expected to be paid by the end of 2015 and are included in Accrued expenses in the Condensed Consolidated Balance Sheets.

(in millions)	Accrued Costs as of Jan. 1, 2013	Costs Recognized in 2013	Non-cash Charges	Net Cash Payments	Accrued Costs as of June 29, 2013
Employee termination and other benefits	$1.2	$—	$—	$(0.6)	$0.6
Transformation and other costs:
Consolidation of manufacturing footprint	2.2	—	—	(0.8)	1.4
Total restructuring, exit and impairment charges	$3.4	$—	$—	$(1.4)	$2.0

Note 4 – Financial Instruments

The Company operates globally, with manufacturing and sales facilities in various locations around the world.  Due to the Company’s global operations, the Company engages in activities involving both financial and market risks.  The Company utilizes normal operating and financing activities, along with derivative financial instruments, to minimize these risks.

Derivative Financial Instruments. The Company uses derivative financial instruments to manage its risks associated with movements in foreign currency exchange rates, interest rates and commodity prices.  Derivative instruments are not used for trading or speculative purposes.  For certain derivative contracts, on the date a derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction (cash flow hedge).  The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction.  This process includes linking derivatives that are designated as hedges to specific forecasted transactions.  The Company also assesses, both at the hedge’s inception and monthly thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in the anticipated cash flows of the hedged item.  If the hedging relationship ceases to be highly effective, or it becomes probable that a forecasted transaction is no longer expected to occur, gains and losses on the derivative are recorded in Cost of sales or Interest expense as appropriate.  There were no material adjustments as a result of ineffectiveness to the results of operations for the three months and six months ended June 29, 2013 and June 30, 2012. The fair market value of derivative financial instruments is determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded.  The effects of derivative and financial instruments are not expected to be material to the Company’s financial position or results of operations when considered together with the underlying exposure being hedged. Use of derivative financial instruments exposes the Company to credit risk with its counterparties when the fair value of a derivative contract is an asset. The Company mitigates this risk by entering into derivative contracts with highly rated counterparties. The maximum amount of loss due to counterparty credit risk is limited to the asset value of derivative financial instruments at June 29, 2013.

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

A cash flow hedge requires that as changes in the fair value of derivatives occur, the portion of the change deemed to be effective is recorded temporarily in Accumulated other comprehensive loss, an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  As of June 29, 2013, the term of derivative instruments hedging forecasted transactions ranged from one to 20 months.

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

Forward exchange contracts outstanding at June 29, 2013 and December 31, 2012 had notional contract values of $118.4 million and $116.0 million, respectively.  Option contracts outstanding at June 29, 2013 and December 31, 2012 had notional contract values of $70.9 million and $69.7 million, respectively.  The forward and options contracts outstanding at June 29, 2013, mature during 2013 and 2014 and mainly relate to the Euro, Japanese yen, Canadian dollar, Australian dollar, Mexican peso, British pound, New Zealand dollar, Swedish krona, Norwegian krone, and Hungarian forint. As of June 29, 2013, the Company estimates that during the next 12 months, it will reclassify approximately $1.4 million of net gains (based on current rates) from Accumulated other comprehensive loss to Cost of sales.

Interest Rate. The Company enters into forward starting interest rate swaps to hedge the interest rate risk associated with anticipated debt issuances. There were no forward starting interest rate swaps outstanding at June 29, 2013. Forward starting interest rate swaps outstanding at December 31, 2012 had notional contract values of $100.0 million. In connection with the issuance of $150.0 million of 4.625 percent Senior notes due 2021 in May 2013, the Company terminated the $100.0 million notional value forward starting interest swaps, which resulted in a net deferred loss of $5.8 million, which was recorded as a component of Accumulated other comprehensive loss.

As of June 29, 2013 and December 31, 2012, the Company had $5.3 million and $3.7 million of net deferred losses, respectively, associated with all forward starting interest rate swaps, which were included in Accumulated other comprehensive loss.  These amounts include gains deferred on forward starting interest rate swaps terminated in July 2006, net of losses deferred on forward starting swaps terminated in August 2008 and the forward starting swaps terminated in May 2013 discussed above.  The Company recognized $1.1 million of income associated with the gains originally deferred in Accumulated other comprehensive loss resulting from the difference between the amount of new debt issued and the original notional value of swaps terminated in July 2006. As of June 29, 2013, the Company estimates that during the next 12 months, it will reclassify approximately $0.1 million of net losses (based on current rates) resulting from settled forward starting interest rate swaps from Accumulated other comprehensive loss to Interest expense.

Commodity Price. The Company uses commodity swaps to hedge anticipated purchases of aluminum, copper and natural gas.  Commodity swap contracts outstanding at June 29, 2013 and December 31, 2012 had notional contract values of $20.8 million and $26.0 million, respectively.  The contracts outstanding mature through 2015.  The amount of gain or loss associated with these instruments are deferred in Accumulated other comprehensive loss and are recognized in Cost of sales in the same period or periods during which the hedged transaction affects earnings.  As of June 29, 2013, the Company estimates that during the next 12 months it will reclassify approximately $2.7 million in net losses (based on current prices) from Accumulated other comprehensive loss to Cost of sales.

As of June 29, 2013, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets		Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid expenses and other	$4.2	Accrued expenses	$1.9
Commodity contracts	Prepaid expenses and other	—	Accrued expenses	2.7
Total		$4.2		$4.6

Other Hedging Activity
Foreign exchange contracts	Prepaid expenses and other	$0.7	Accrued expenses	$0.1
Total		$0.7		$0.1

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of December 31, 2012, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets		Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid expenses and other	$0.8	Accrued expenses	$3.7
Commodity contracts	Prepaid expenses and other	0.7	Accrued expenses	1.0
Interest rate contracts	Prepaid expenses and other	0.1	Accrued expenses	5.8
Total		$1.6		$10.5

Other Hedging Activity
Foreign exchange contracts	Prepaid expenses and other	$—	Accrued expenses	$0.2
Total		$—		$0.2

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the three months ended June 29, 2013 was:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)
Interest rate contracts	$(1.2)	Interest expense	$1.2
Foreign exchange contracts	2.2	Cost of sales	(1.6)
Commodity contracts	(2.0)	Cost of sales	(0.5)
Total	$(1.0)		$(0.9)

Other Hedging Activity	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
Foreign exchange contracts	Cost of sales	$(0.2)
Foreign exchange contracts	Other income (expense), net	0.2
Total		$—

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the six months ended June 29, 2013 was:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)
Interest rate contracts	$(0.2)	Interest expense	$1.5
Foreign exchange contracts	2.0	Cost of sales	(2.9)
Commodity contracts	(3.7)	Cost of sales	(0.9)
Total	$(1.9)		$(2.3)

Other Hedging Activity	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
Foreign exchange contracts	Cost of sales	$0.7
Foreign exchange contracts	Other income (expense), net	0.3
Total		$1.0

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2012 was:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)
Interest rate contracts	$(3.9)	Interest expense	$0.3
Foreign exchange contracts	3.1	Cost of sales	(0.4)
Commodity contracts	(4.1)	Cost of sales	(1.3)
Total	$(4.9)		$(1.4)

Other Hedging Activity	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
Foreign exchange contracts	Cost of sales	$1.9
Foreign exchange contracts	Other income (expense), net	0.1
Total		$2.0

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

Fair Value of Other Financial Instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, accounts and notes receivable and short-term debt, including current maturities of long-term debt, approximate their fair values because of the short maturity of these instruments.  At June 29, 2013 and December 31, 2012, the fair value of the Company’s long-term debt was approximately $476.0 million and $605.1 million, respectively, and was determined using Level 1 and Level 2 inputs described in Note 5 – Fair Value Measurements, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt.  The carrying value of long-term debt, including current maturities, was $471.6 million as of June 29, 2013.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

•
Level 3 - Unobservable inputs, where there is little or no market activity for the asset or liability.  These inputs reflect the reporting entity’s own assumptions of the data that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

The following table summarizes Brunswick’s financial assets and liabilities measured at fair value on a recurring basis as of June 29, 2013:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$169.5	$—	$—	$169.5
Short-term investments in marketable securities	0.8	1.9	—	2.7
Restricted cash	13.0	—	—	13.0
Derivatives	—	4.9	—	4.9
Equity investments	0.8	—	—	0.8
Total assets	$184.1	$6.8	$—	$190.9

Liabilities:
Derivatives	$—	$4.7	$—	$4.7
Other	9.7	38.6	—	48.3
Total liabilities	$9.7	$43.3	$—	$53.0

The following table summarizes Brunswick’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$94.7	$12.7	$—	$107.4
Short-term investments in marketable securities	7.9	84.4	—	92.3
Long-term investments in marketable securities	52.1	—	—	52.1
Restricted cash	13.0	—	—	13.0
Derivatives	—	1.6	—	1.6
Equity investments	0.8	—	—	0.8
Total assets	$168.5	$98.7	$—	$267.2

Liabilities:
Derivatives	$—	$10.7	$—	$10.7
Other	8.7	36.0	—	44.7
Total liabilities	$8.7	$46.7	$—	$55.4

Refer to Note 4 – Financial Instruments for additional information related to the fair value of derivative assets and liabilities by class. Other liabilities shown in the tables above include certain deferred compensation plans of the Company as well as cash-settled non-vested stock units as discussed in Note 6 – Share-Based Compensation. In addition to the items shown in the tables above, refer to Note 16 in the Company's 2012 Form 10-K for further discussion regarding the fair value measurements associated with the Company’s postretirement benefit plans.

As discussed in Note 3 – Restructuring Activities, the Company has initiated various restructuring activities requiring the Company to perform fair value measurements, on a non-recurring basis, of certain asset groups to test for potential impairments.  Certain of these fair value measurements indicated that the asset groups were impaired and, therefore, the assets were written down to fair value.  Once an asset has been impaired, it is not remeasured at fair value on a recurring basis; however, it is still subject to fair value measurements to test for recoverability of the carrying amount.  Other than the assets measured at fair value on a recurring basis, as shown in the tables above, the definite-lived asset balances shown in the Condensed Consolidated Balance Sheets that were measured at fair value on a non-recurring basis were $17.9 million, of which $7.4 million, $3.2 million

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

and $7.3 million, were measured as of March 30, 2013, December 31, 2012 and September 29, 2012, respectively.  Those balances were primarily determined with the market approach using Level 2 inputs, including third-party appraisals of comparable property.

Note 6 – Share-Based Compensation

Under the 2003 Stock Incentive Plan (Plan), the Company may grant stock options, stock appreciation rights (SARs), non-vested stock and other types of share-based awards to executives and other management employees.  Under the Plan, the Company may issue up to 13.1 million shares from treasury shares and from authorized, but unissued, shares of common stock.  As of June 29, 2013, 2.0 million shares were available for grant.

Stock Options and SARs

Since the beginning of 2005, the Company has issued stock-settled SARs and has not issued any stock options. The Company did not issue SARs in the first half of 2013. During the three months and six months ended June 30, 2012, the Company granted 0.0 million and 0.4 million SARs, respectively. In the three months and six months ended June 29, 2013, there was $0.6 million and $1.9 million, respectively, of total expense after adjusting for forfeitures, due to amortization of SARs granted. In the three months and six months ended June 30, 2012, there was $1.7 million and $3.5 million, respectively, of total expense after adjusting for forfeitures, due to amortization of SARs granted.

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

Non-vested stock awards

During the three months and six months ended June 29, 2013, the Company granted 0.0 million and 0.2 million stock awards, respectively. The company granted 0.0 million and 0.2 million of stock awards during the three months and six months ended June 30, 2012. The Company recognizes the cost of non-vested stock awards on a straight-line basis over the requisite service period. During the three months and six months ended June 29, 2013, $2.1 million and $4.6 million, respectively, was charged to compensation expense for non-vested stock awards. During the three months and six months ended June 30, 2012, $1.3 million and $2.7 million, respectively, was charged to compensation expense for non-vested stock awards.

As of June 29, 2013, there was $9.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.3 years.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Performance Awards

In both February 2013 and 2012, the Company granted 0.1 million performance shares to certain senior executives. The share awards are based on two performance measures--a cash flow return on investment (CFROI) measure and a total shareholder return (TSR) modifier. Target performance shares are earned during a one-year CFROI performance period, commencing at the beginning of the calendar year of each grant. The target performance shares earned from CFROI performance are then subject to a TSR modifier based on performance against a predefined comparator group over a three-year performance period which starts at the beginning of the calendar year of each grant. Additionally, in February 2013, the Company granted 26,000 performance shares to non-executive officers and certain senior managers based solely on the CFROI measure utilizing the same one-year performance period mentioned above. Based upon projections of probable attainment of the CFROI measure and the projected TSR modifier used to determine the performance awards, $1.5 million and $2.3 million, respectively, was charged to compensation expense for the three months and six months ended June 29, 2013. In the three months and six months ended June 30, 2012, $0.7 million and $1.1 million, respectively, was charged to compensation expense based upon projections of probable attainment of the CFROI measure and the projected TSR modifier used to determine the performance awards.

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

The fair value of the non-executive officers and certain senior managers' performance awards granted based solely on the CFROI performance factor was $34.65.

As of June 29, 2013 there was $4.2 million of total unrecognized compensation cost related to performance awards. The costs are expected to be recognized over a weighted average period of 1.1 years. As of June 29, 2013, 22,000 share awards granted in 2012 remain unvested resulting in $0.2 million of total unrecognized compensation cost that is expected to be recognized over a weighted average period of 1.5 years.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Basic and diluted earnings (loss) per common share for the three months and six months ended June 29, 2013, and for the comparable periods ended June 30, 2012, were calculated as follows:

	Three Months Ended		Six Months Ended
(in millions, except per share data)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net earnings from continuing operations	$79.3	$94.0	$134.2	$141.0
Net earnings (loss) from discontinued operations, net of tax	1.1	(10.4)	(4.0)	(17.7)
Net earnings	$80.4	$83.6	$130.2	$123.3

Weighted average outstanding shares – basic	91.0	89.7	90.8	89.6
Dilutive effect of common stock equivalents	2.6	2.7	2.8	2.7
Weighted average outstanding shares – diluted	93.6	92.4	93.6	92.3

Basic earnings (loss) per common share:
Continuing operations	$0.87	$1.05	$1.48	$1.57
Discontinued operations	0.01	(0.12)	(0.05)	(0.19)
Net earnings	$0.88	$0.93	$1.43	$1.38

Diluted earnings (loss) per common share:
Continuing operations	$0.85	$1.02	$1.43	$1.53
Discontinued operations	0.01	(0.12)	(0.04)	(0.19)
Net earnings	$0.86	$0.90	$1.39	$1.34

As of June 29, 2013, the Company had 6.8 million options outstanding, of which 5.5 million were exercisable.  This compares with 8.8 million options outstanding, of which 6.0 million were exercisable, as of June 30, 2012.  During the three months and six months ended June 29, 2013, there were 1.4 million and 1.0 million average shares of options outstanding, respectively, for which the exercise price was greater than the average market price of the Company’s shares for the period then ended.  These options were not included in the computation of diluted earnings per common share because the effect would have been anti-dilutive. This compares to 2.3 million anti-dilutive weighted average shares of options outstanding that were excluded from both the three months and six months ended June 30, 2012. Changes in average outstanding basic shares from June 30, 2012 to June 29, 2013, reflect the impact of options exercised and the vesting of stock and performance awards since the beginning of 2012.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 8 – Commitments and Contingencies

Financial Commitments

The Company has entered into guarantees of indebtedness of third parties, primarily in connection with customer financing programs.  Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount that is less than total obligations outstanding.  The Company has also extended guarantees to third parties that have purchased customer receivables from Brunswick and, in certain instances, has guaranteed secured term financing of its customers.  Potential payments in connection with these customer financing arrangements generally extend over several years.  The potential cash obligations associated with these customer financing arrangements as of June 29, 2013 and June 30, 2012 were:

	Single Year Obligation		Maximum Obligation
(in millions)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Marine Engine	$5.9	$7.1	$5.9	$7.1
Boat	2.0	2.3	2.0	2.3
Fitness	26.0	28.3	30.6	33.3
Bowling & Billiards	0.8	1.6	1.3	2.6
Total	$34.7	$39.3	$39.8	$45.3

In most instances, upon repurchase of the debt obligation, the Company receives rights to the collateral securing the financing.  The Company’s risk under these arrangements is partially mitigated by the value of the collateral that secures the financing.  The Company had $1.6 million and $3.1 million accrued for potential losses related to recourse exposure at June 29, 2013 and June 30, 2012, respectively.

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the customer, to repurchase from the third-party lender those Brunswick products repossessed from the customer.  These arrangements are typically subject to a maximum repurchase amount.  The reductions in single and maximum year obligations in the table below reflect changes to maximum repurchase terms in the Boat segment, which were agreed to in the first quarter of 2013. The potential cash payments the Company could be required to make to repurchase collateral as of June 29, 2013 and June 30, 2012 were:

	Single Year Obligation		Maximum Obligation
(in millions)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Marine Engine	$2.2	$1.6	$2.2	$1.6
Boat	68.5	82.3	68.5	102.3
Bowling & Billiards	0.2	0.2	0.2	0.2
Total	$70.9	$84.1	$70.9	$104.1

The Company’s risk under these repurchase arrangements is partially mitigated by the value of the products repurchased as part of the transaction.  The Company had $1.9 million and $2.1 million accrued for potential losses related to repurchase exposure at June 29, 2013 and June 30, 2012, respectively.  The Company’s repurchase accrual represents the expected losses that could result from obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of those products to alternative dealers.

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

The Company has accounts receivable sale arrangements with third parties which are included in the guarantee arrangements discussed above.  The Company treats the sale of receivables in which the Company retains an interest as a secured obligation as the transfers of the receivables under these arrangements do not meet the requirements of a “true sale.”  Accordingly, the current portion of receivables underlying these arrangements of $34.5 million and $36.8 million was recorded in Accounts and notes receivable and Accrued expenses as of June 29, 2013 and December 31, 2012, respectively.  Further, the long-term portion of

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

receivables underlying these arrangements of $19.3 million and $24.1 million as of June 29, 2013 and December 31, 2012, respectively, was recorded in Other long-term assets and Other long-term liabilities.

Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling $22.9 million and $13.7 million, respectively, as of June 29, 2013.  A large portion of these standby letters of credit and surety bonds are related to the Company’s self-insured workers’ compensation program as required by its insurance companies and various state agencies.  The Company has recorded reserves to cover the anticipated liabilities associated with these programs.  Under certain circumstances, such as an event of default under the Company’s revolving credit facility, or, in the case of surety bonds, a ratings downgrade below investment grade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds.  As a result of improving credit metrics, the Company is no longer required to post letters of credit as collateral against surety bonds.

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

The following activity related to product warranty liabilities was recorded in Accrued expenses during the six months ended June 29, 2013 and June 30, 2012:

(in millions)	June 29, 2013	June 30, 2012
Balance at beginning of period	$127.7	$129.9
Payments made	(26.4)	(33.7)
Provisions/additions for contracts issued/sold	23.5	28.7
Aggregate changes for preexisting warranties	(2.0)	0.1
Warranty liability assumed from joint venture	—	7.4
Balance at end of period	$122.8	$132.4

In the second quarter of 2012, the Company assumed its share of the warranty liability from Cummins MerCruiser Diesel Marine LLC, the joint venture between Brunswick's Mercury Marine division and Cummins Marine, a division of Cummins Inc., in connection with the dissolution of the joint venture as discussed in Note 11 – Investments.

Additionally, end users of the Company's Marine Engine, Boat and Fitness segments' products may purchase a contract from the Company that extends product warranty beyond the standard period.  For certain extended warranty contracts in which the Company retains the warranty or administration obligation, a deferred liability is recorded based on the aggregate sales price for contracts sold.  The deferred liability is reduced and revenue is recognized over the contract period during which costs are expected to be incurred.  Deferred revenue associated with contracts sold by the Company that extend product protection beyond the standard product warranty period, not included in the table above, was $53.8 million and $49.4 million at June 29, 2013 and December 31, 2012, respectively, and is recorded in Accrued expenses and Other long-term liabilities.

Legal and Environmental

The Company accrues for litigation exposure when it is probable that future costs will be incurred and such costs can be reasonably estimated. Adjustments to our estimates are recorded in the period the adjustments are identified. Management does

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for the Company’s litigation claims and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

There were no significant changes to the legal and environmental commitments that were discussed in Note 12 to the consolidated financial statements in the 2012 Form 10-K.

Note 9 – Financing Receivables

The Company has recorded financing receivables, which are defined as a contractual right to receive money, recognized as assets on its Condensed Consolidated Balance Sheets as of June 29, 2013, December 31, 2012 and June 30, 2012.  Substantially all of the Company’s financing receivables are for commercial customers.  The Company classifies its financing receivables into three categories: receivables repurchased under recourse provisions (Recourse Receivables); receivables sold to third-party finance companies (Third-Party Receivables) and customer notes and other (Other Receivables).  Recourse Receivables are the result of the contingent recourse arrangements discussed in Note 8 – Commitments and Contingencies.  Third-Party Receivables are accounts that have been sold to third-party finance companies, but do not meet the definition of a true sale, and are therefore recorded as an asset with an offsetting balance recorded as a secured obligation in Accrued expenses and Other long-term liabilities as discussed in Note 8 – Commitments and Contingencies.  Other Receivables are mostly comprised of notes from customers, which are originated by the Company in the normal course of business.  Financing receivables are carried at their face amounts less an allowance for doubtful accounts.

The Company sells a broad range of recreational products to a worldwide customer base and extends credit to its customers based upon an ongoing credit evaluation program.  The Company’s business units maintain credit organizations to manage financial exposure and perform credit risk assessments on an individual account basis.  Accounts are not aggregated into categories for credit risk determinations.  Due to the composition of the account portfolio, the Company does not believe that the credit risk posed by the Company’s financing receivables is significant to its operations or financial position.  There were no significant troubled debt restructurings during the three months or six months ended June 29, 2013.

The following are the Company’s financing receivables, excluding trade accounts receivable contractually due within one year, by segment as of June 29, 2013:

(in millions)	Marine Engine	Boat	Fitness	Bowling & Billiards	Corporate	Total
Recourse Receivables:
Short-term	$—	$—	$1.0	$4.9	$—	$5.9
Long-term	—	—	0.3	5.2	—	5.5
Allowance for credit loss	—	—	(0.5)	(4.5)	—	(5.0)
Total	—	—	0.8	5.6	—	6.4

Third-Party Receivables:
Short-term	6.9	2.2	25.4	—	—	34.5
Long-term	—	—	19.3	—	—	19.3
Allowance for credit loss	—	—	—	—	—	—
Total	6.9	2.2	44.7	—	—	53.8

Other Receivables:
Short-term	12.1	0.7	1.2	—	0.2	14.2
Long-term	1.6	0.6	0.2	—	—	2.4
Allowance for credit loss	—	(0.6)	—	—	—	(0.6)
Total	13.7	0.7	1.4	—	0.2	16.0

Total Financing Receivables	$20.6	$2.9	$46.9	$5.6	$0.2	$76.2

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following are the Company’s financing receivables, excluding trade accounts receivable contractually due within one year, by segment as of December 31, 2012:

(in millions)	Marine Engine	Boat	Fitness	Bowling & Billiards	Corporate	Total
Recourse Receivables:
Short-term	$—	$—	$1.2	$7.0	$—	$8.2
Long-term	—	—	0.6	5.3	—	5.9
Allowance for credit loss	—	—	(0.9)	(5.4)	—	(6.3)
Total	—	—	0.9	6.9	—	7.8

Third-Party Receivables:
Short-term	4.3	3.2	29.3	—	—	36.8
Long-term	—	—	24.1	—	—	24.1
Allowance for credit loss	—	—	—	—	—	—
Total	4.3	3.2	53.4	—	—	60.9

Other Receivables:
Short-term	9.2	3.1	1.3	—	0.9	14.5
Long-term	3.7	0.6	0.4	—	—	4.7
Allowance for credit loss	—	(2.8)	(0.2)	—	—	(3.0)
Total	12.9	0.9	1.5	—	0.9	16.2

Total Financing Receivables	$17.2	$4.1	$55.8	$6.9	$0.9	$84.9

The following table sets forth activity related to the allowance for credit loss on financing receivables during the six months ended June 29, 2013:

(in millions)	Boat	Fitness	Bowling & Billiards	Total
Recourse Receivables:
Beginning balance	$—	$0.9	$5.4	$6.3
Current period provision	—	0.2	—	0.2
Direct write-downs	—	(0.3)	(0.7)	(1.0)
Recoveries	—	(0.3)	(0.2)	(0.5)
Ending balance	$—	$0.5	$4.5	$5.0

Other Receivables:
Beginning balance	$2.8	$0.2	$—	$3.0
Current period provision	—	—	—	—
Direct write-downs	(2.2)	(0.2)	—	(2.4)
Recoveries	—	—	—	—
Ending balance	$0.6	$—	$—	$0.6

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

Corporate/Other results include items such as corporate staff and administrative costs.  Corporate/Other total assets consist of mainly cash, cash equivalents and investments in marketable securities, restricted cash, income tax balances and investments in unconsolidated affiliates.  Marine eliminations adjust for sales between the Marine Engine and Boat segments, primarily for the sale of engines to various boat brands, which are consummated at established arm’s length transfer prices as the intersegment pricing for these engines are based upon and consistent with selling prices to the Company's third party customers.

Operating Segments

The following table sets forth net sales and operating earnings (loss) of each of the Company's reportable segments for the three months ended June 29, 2013 and June 30, 2012:

	Net Sales		Operating Earnings (Loss)
	Three Months Ended		Three Months Ended
(in millions)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Marine Engine	$631.7	$591.2	$119.4	$104.9
Boat	310.9	308.7	14.6	18.7
Marine eliminations	(66.1)	(61.9)	—	—
Total Marine	876.5	838.0	134.0	123.6
Fitness	150.8	143.3	20.8	19.9
Bowling & Billiards	71.0	72.6	1.6	2.4
Pension - non-service costs	—	—	(4.6)	(6.1)
Corporate/Other	—	—	(15.1)	(14.7)
Total	$1,098.3	$1,053.9	$136.7	$125.1

The following table sets forth net sales and operating earnings (loss) of each of the Company's reportable segments for the six months ended June 29, 2013 and June 30, 2012:

	Net Sales		Operating Earnings (Loss)
	Six Months Ended		Six Months Ended
(in millions)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Marine Engine	$1,153.5	$1,080.6	$190.9	$152.8
Boat	600.6	600.5	17.0	29.2
Marine eliminations	(133.7)	(130.5)	—	—
Total Marine	1,620.4	1,550.6	207.9	182.0
Fitness	317.0	300.4	45.3	43.6
Bowling & Billiards	156.2	162.5	16.5	16.8
Pension - non-service costs	—	—	(9.5)	(11.8)
Corporate/Other	—	—	(33.6)	(30.2)
Total	$2,093.6	$2,013.5	$226.6	$200.4

The following table sets forth total assets of each of the Company's reportable segments:

	Total Assets
(in millions)	June 29, 2013	December 31, 2012
Marine Engine	$829.8	$728.0
Boat	328.4	333.7
Total Marine	1,158.2	1,061.7
Fitness	513.4	558.9
Bowling & Billiards	255.7	251.7
Corporate/Other	445.1	551.9
Total	$2,372.4	$2,424.2

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

The following is a summary of the Company’s available-for-sale securities as of June 29, 2013:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)
Corporate Bonds	$1.9	$—	$—	$1.9
U.S. Treasury Bills	0.8	—	—	0.8
Total available-for-sale securities	$2.7	$—	$—	$2.7

The following is a summary of the Company’s available-for-sale securities as of December 31, 2012:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)
Agency Bonds	$59.2	$—	$—	$59.2
Corporate Bonds	66.4	—	—	66.4
Commercial Paper	16.0	—	—	16.0
Certificate of Deposit	2.0	—	—	2.0
U.S. Treasury Bills	0.8	—	—	0.8
Total available-for-sale securities	$144.4	$—	$—	$144.4

The net carrying value and estimated fair value of debt securities at June 29, 2013, by contractual maturity, are shown below:

(in millions)	Amortized cost	Fair value (net carrying amount)
Available-for-sale debt securities:
Due in one year or less	$2.7	$2.7
Total available-for-sale debt securities	$2.7	$2.7

The net carrying value and estimated fair value of debt securities at December 31, 2012, by contractual maturity, are shown below:

(in millions)	Amortized cost	Fair value (net carrying amount)
Available-for-sale debt securities:
Due in one year or less	$92.3	$92.3
Due after one year through two years	52.1	52.1
Total available-for-sale debt securities	$144.4	$144.4

The Company had $107.4 million in redemptions and $35.7 million in sales of available-for-sale securities during the six months ended June 29, 2013. Proceeds from the redemptions and sales of available-for-sale securities were used to repurchase outstanding Senior notes due in 2016. Refer to Note 16 – Debt for more information. The Company had $74.2 million in sales and $74.0 million in redemptions of available-for-sale securities during the six months ended June 30, 2012. The net adjustment to Unrealized investment losses on available-for-sale securities included in Accumulated other comprehensive loss on the

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Condensed Consolidated Balance Sheets was $0.0 million for both the three months and six months ended June 29, 2013. The net adjustment to Unrealized investment losses on available-for-sale securities included in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets was $0.1 million and $0.0 million for the three months and six months ended June 30, 2012.

At each reporting date, management reviews the debt securities to determine if any loss in the value of a security below its amortized cost should be considered “other-than-temporary.”  For the evaluation, management determines whether it intends to sell or if it is more likely than not that it will be required to sell the securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and the strategy for managing the Company’s securities portfolio. For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is likely the amortized cost value will be recovered. The Company also considers the nature of the securities, the credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, market conditions and whether the Company intends to sell or whether it is more likely than not the Company will be required to sell the debt securities.  As of June 29, 2013, there were no unrealized losses related to debt securities that required management evaluation.

Equity Investments

The Company has certain unconsolidated international and domestic affiliates that are accounted for using the equity method. Refer to Note 13 – Financial Services for more details on the Company’s Brunswick Acceptance Company, LLC joint venture. During the second quarter of 2012, the Company's Cummins MerCruiser Diesel Marine LLC joint venture between Brunswick's Mercury Marine division and Cummins Marine, a division of Cummins Inc., ceased operations and began the liquidation process as the joint venture's business activities were transitioned to the parent companies. Refer to Note 8 to the consolidated financial statements in the 2012 Form 10-K for further detail relating to the Company's investments.

Note 12 – Comprehensive Income

Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets includes prior service costs and credits and net actuarial gains and losses for defined benefit plans; foreign currency cumulative translation adjustments; unrealized derivative gains and losses; and investment gains and losses, all net of tax.  Changes in the components of Accumulated other comprehensive loss for the three months and six months ended June 29, 2013 and June 30, 2012 were as follows:

	Three Months Ended		Six Months Ended
(in millions)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net earnings	$80.4	$83.6	$130.2	$123.3
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	(6.4)	(12.6)	(13.4)	(6.4)
Net change in unrealized losses on investments	—	0.1	—	0.1
Net change in unamortized prior service credits	(1.8)	(1.9)	(3.5)	(3.6)
Net change in unamortized actuarial losses	5.6	6.2	11.5	12.0
Net change in unrealized derivative losses	(0.8)	(3.4)	(1.1)	(5.4)
Total other comprehensive loss	(3.4)	(11.6)	(6.5)	(3.3)
Comprehensive income	$77.0	$72.0	$123.7	$120.0

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the three months ended June 29, 2013:

(in millions)	Foreign currency translation	Prior service credits	Actuarial losses	Derivative losses	Total
Beginning balance	$11.4	$2.7	$(561.3)	$(11.0)	$(558.2)
Other comprehensive loss before reclassifications	(5.7)	—	—	(1.7)	(7.4)
Amounts reclassified from Accumulated other comprehensive loss	(0.7)	(1.8)	5.6	0.9	4.0
Net current-period other comprehensive income (loss)	(6.4)	(1.8)	5.6	(0.8)	(3.4)
Ending balance	$5.0	$0.9	$(555.7)	$(11.8)	$(561.6)

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the six months ended June 29, 2013:

(in millions)	Foreign currency translation	Prior service credits	Actuarial losses	Derivatives losses	Total
Beginning balance	$18.4	$4.4	$(567.2)	$(10.7)	$(555.1)
Other comprehensive income (loss) before reclassifications	(12.7)	—	0.2	(3.3)	(15.8)
Amounts reclassified from Accumulated other comprehensive loss	(0.7)	(3.5)	11.3	2.2	9.3
Net current-period other comprehensive income (loss)	(13.4)	(3.5)	11.5	(1.1)	(6.5)
Ending balance	$5.0	$0.9	$(555.7)	$(11.8)	$(561.6)

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents reclassification adjustments out of Accumulated other comprehensive loss during the three months ended June 29, 2013:

(in millions)
Details about Accumulated other comprehensive income (loss) components	Amount reclassified from Accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Amount of gain reclassified into earnings on foreign currency:
Foreign currency cumulative translation adjustment	$0.7	Selling, general and administrative expense
	0.7	Total before tax
	—	Tax benefit (A)
	$0.7	Net of tax

Amortization of defined benefit items:
Prior service credits	$1.8	(B)
Net actuarial losses	(5.6)	(B)
	(3.8)	Total before tax
	—	Tax benefit (A)
	$(3.8)	Net of tax

Amount of gain (loss) reclassified into earnings on derivative contracts:
Interest rate contracts	$1.2	Interest expense
Foreign exchange contracts	(1.6)	Cost of sales
Commodity contracts	(0.5)	Cost of sales
	(0.9)	Total before tax
	—	Tax benefit (A)
	$(0.9)	Net of tax

(A) Pre-tax and after-tax amounts are substantially the same as the Company currently maintains a tax valuation allowance for these items. See Note 14 – Income Taxes for additional details.

(B) These Accumulated other comprehensive income (loss) components are included in the computation of net pension and other benefit costs. See Note 15 – Pension and Other Postretirement Benefits for additional details.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents reclassification adjustments out of Accumulated other comprehensive loss during the six months ended June 29, 2013:

(in millions)
Details about Accumulated other comprehensive income (loss) components	Amount reclassified from Accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Amount of gain reclassified into earnings on foreign currency:
Foreign currency cumulative translation adjustment	$0.7	Selling, general and administrative expense
	0.7	Total before tax
	—	Tax benefit (A)
	$0.7	Net of tax

Amortization of defined benefit items:
Prior service credits	$3.5	(B)
Net actuarial losses	(11.3)	(B)
	(7.8)	Total before tax
	—	Tax benefit (A)
	$(7.8)	Net of tax

Amount of gain (loss) reclassified into earnings on derivative contracts:
Interest rate contracts	$1.5	Interest expense
Foreign exchange contracts	(2.9)	Cost of sales
Commodity contracts	(0.9)	Cost of sales
	(2.3)	Total before tax
	0.1	Tax benefit (A)
	$(2.2)	Net of tax

(A) Pre-tax and after-tax amounts are substantially the same as the Company currently maintains a tax valuation allowance for these items. See Note 14 – Income Taxes for additional details.

(B) These Accumulated other comprehensive income (loss) components are included in the computation of net pension and other benefit costs. See Note 15 – Pension and Other Postretirement Benefits for additional details.

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

In March 2013, the term of the BAC joint venture was extended through December 31, 2016.  The joint venture agreement contains provisions allowing for the renewal of the agreement or the purchase of the other party’s interest in the joint venture at the end of its term.  Alternatively, either partner may terminate the agreement at the end of its term.  The joint venture agreement contains a financial covenant that is conformed to the minimum fixed-charge coverage ratio test contained in the Facility as described in Note 16 – Debt.  Compliance with the fixed-charge coverage ratio test under the joint venture agreement is only required when the Company’s Availability under the Facility, as described in Note 16 – Debt, is below $37.5 million.  As of June 29, 2013, the Company was in compliance with the fixed-charge coverage ratio covenant under both the joint venture agreement and the Facility.

BAC is funded in part through a $1.0 billion secured borrowing facility from GE Commercial Distribution Finance Corporation (GECDF), which is in place through the term of the joint venture, and with equity contributions from both partners.  BAC also

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

The Company considers BFS’s investment in BAC as an investment in a variable interest entity of which the Company is not the primary beneficiary.  To be considered the primary beneficiary, the Company must have the power to direct the activities of BAC that most significantly impact BAC’s economic performance and the Company must have the obligation to absorb losses or the right to receive benefits from BAC that could be potentially significant to BAC.  Based on a qualitative analysis performed by the Company, BFS did not meet the definition of a primary beneficiary.  As a result, BFS’s investment in BAC is accounted for by the Company under the equity method and is recorded as a component of Equity investments in its Condensed Consolidated Balance Sheets.  The Company records BFS’s share of income or loss in BAC based on its ownership percentage in the joint venture in Equity earnings (loss) in its Condensed Consolidated Statements of Comprehensive Income.  BFS’s equity investment is adjusted monthly to maintain a 49 percent interest in accordance with the capital provisions of the joint venture agreement.  The Company funds its investment in BAC through cash contributions and reinvested earnings.  BFS’s total investment in BAC at June 29, 2013 and December 31, 2012 was $11.5 million and $10.5 million, respectively.

The Company’s maximum loss exposure relating to BAC is detailed as follows:

(in millions)	June 29, 2013	December 31, 2012
Investment	$11.5	$10.5
Repurchase and recourse obligations (A)	52.7	72.3
Liabilities (B)	(1.3)	(1.6)
Total maximum loss exposure	$62.9	$81.2

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

BFS recorded income related to the operations of BAC of $1.1 million and $2.2 million for the three months and six months ended June 29, 2013, respectively. During the three months and six months ended June 30, 2012, BFS recorded income of $1.2 million and $2.0 million, respectively. This income includes amounts earned by BFS under the aforementioned income sharing agreement.

Note 14 – Income Taxes

The Company recognized an income tax provision from continuing operations for the three months ended June 29, 2013 of $11.9 million, which included a net charge of $2.2 million mainly associated with the reassessment of tax reserves and valuation allowance adjustments primarily related to stock-based compensation. The Company recognized an income tax provision from continuing operations for the six months ended June 29, 2013 of $33.8 million, which included a net charge of $13.3 million mainly associated with valuation allowance adjustments primarily related to stock-based compensation and the reassessment of tax reserves. The Company recognized an income tax provision from continuing operations of $9.9 million for the three months ended June 30, 2012, which included a benefit of $3.2 million primarily related to the release of valuation allowances for entities that were no longer in a cumulative three-year loss position.  The Company recognized an income tax provision from continuing operations of $20.8 million for the six months ended June 30, 2012, which included a net tax benefit of $2.2 million. The net tax benefit included the release of valuation allowances during the second quarter, partially offset by unfavorable valuation allowance adjustments primarily related to stock-based compensation.  The effective tax rate from continuing operations, which is calculated as the income tax benefit or provision as a percentage of pretax income, for the three months and six months ended June 29, 2013 was 13.0 percent and 20.1 percent, respectively. The effective tax rate from continuing operations for the three months and six months ended June 30, 2012 was 9.5 percent and 12.9 percent, respectively.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company continues to adjust its valuation allowances as deferred tax assets increase or decrease, resulting in effectively no recorded tax benefit for those jurisdictions with operating losses. In those jurisdictions with operating income and loss or credit carryforwards, the Company is recording minimal or no tax expense.  However, an income tax provision or benefit is still recorded for those entities that are not in a cumulative loss position.

In certain jurisdictions, the Company is either in or just emerging from a cumulative three-year loss position, which is significant negative evidence when evaluating the realizability of its deferred tax assets. In the Company's judgment, this and other negative evidence continues to outweigh the positive evidence of profitability in 2011, 2012 and the first six months of 2013, thereby requiring the Company to continue to maintain full valuation allowances for certain entities in the second quarter of 2013. The Company will continue to evaluate the need to maintain these valuation reserves against the deferred tax assets as certain entities transition to or increase their cumulative three year income position through the remainder of 2013. It is possible that a significant portion of the Company's June 29, 2013 valuation allowance balances could be reversed by the end of 2013.

As of June 29, 2013 and December 31, 2012, the Company had $24.9 million and $27.8 million of gross unrecognized tax benefits, including interest, respectively.  The Company believes it is reasonably possible that the total amount of gross unrecognized tax benefits, as of June 29, 2013, could decrease by approximately $16.3 million in the next 12 months due to settlements with taxing authorities or lapses in the statute of limitations.  Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in 2013, but the amount cannot be estimated.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  As of June 29, 2013 and December 31, 2012, the Company had approximately $3.2 million and $3.1 million accrued for the payment of interest, respectively.  As of June 29, 2013 the Company had approximately $0.2 million accrued for payment of penalties. There were no amounts accrued for penalties at December 31, 2012.

The Company is regularly audited by federal, state and foreign tax authorities. The Company's taxable years 2009 through 2011 are currently open for examination by the Internal Revenue Service (IRS). The IRS has completed its field examination and has issued its Revenue Agents Report for 2006 through 2009 and all open issues have been resolved. Primarily as a result of filing amended returns, which were generated by the closing of federal income tax audits, the Company is still open to state and local tax audits in major tax jurisdictions dating back to the 2004 taxable year. With the exception of Germany, where the 2002 through 2007 tax audit has been completed and final tax assessments are pending, the Company is no longer subject to income tax examinations by any other major foreign tax jurisdiction for years prior to 2007.

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

Pension and other postretirement benefit costs included the following components for the three months ended June 29, 2013 and June 30, 2012:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
(in millions)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Service cost	$0.1	$—	$—	$—
Interest cost	13.5	14.4	0.5	0.7
Expected return on plan assets	(14.2)	(13.8)	—	—
Amortization of prior service credits	—	—	(1.5)	(1.5)
Amortization of net actuarial losses	5.3	5.5	0.3	0.5
Net pension and other benefit costs	$4.7	$6.1	$(0.7)	$(0.3)

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Pension and other postretirement benefit costs included the following components for the six months ended June 29, 2013 and June 30, 2012:

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended		Six Months Ended
(in millions)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Service cost	$0.1	$0.1	$—	$—
Interest cost	27.0	28.8	1.0	1.4
Expected return on plan assets	(28.5)	(27.6)	—	—
Amortization of prior service credits	—	—	(2.9)	(3.1)
Amortization of net actuarial losses	10.7	11.0	0.6	1.1
Net pension and other benefit costs	$9.3	$12.3	$(1.3)	$(0.6)

Portions of Net pension and other benefit costs are capitalized into inventory and recorded in Cost of sales and Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income.

Employer Contributions and Benefit Payments. During the six months ended June 29, 2013 and June 30, 2012, the Company contributed $1.5 million and $1.7 million, respectively, to fund benefit payments to its nonqualified pension plan.  During the six months ended June 29, 2013 and June 30, 2012, the Company contributed $10.8 million and $20.0 million to its qualified pension plans, respectively.  Company contributions are subject to change based on market conditions, pension funding regulations and Company discretion.

Note 16 – Debt

Short-term debt at June 29, 2013 and December 31, 2012, consisted of the following:

(in millions)	June 29, 2013	December 31, 2012
Current maturities of long-term debt	$5.2	$6.5
Other short-term debt	0.8	1.7
Total short-term debt	$6.0	$8.2

In March 2011, the Company entered into a five-year $300.0 million secured, asset-based borrowing facility (Facility).  Borrowings under this Facility are limited to the lesser of $300.0 million or the value of the borrowing base, consisting of certain accounts receivable and inventory of the Company’s domestic subsidiaries.  As of June 29, 2013, the borrowing base totaled $327.6 million, and available borrowing capacity totaled $279.0 million, net of $21.0 million of letters of credit outstanding under the Facility.  The Company has the ability to issue up to $125.0 million in letters of credit under the Facility.  The Company had no borrowings under the Facility as of June 29, 2013.  The Company pays a facility fee of 25.0 to 62.5 basis points per annum, which is adjusted based on a leverage ratio.  The facility fee was 25.0 basis points per annum as of June 29, 2013.  Under the terms of the Facility, the Company has multiple borrowing options, including borrowing at a rate tied to adjusted LIBOR plus a spread of 225 to 300 basis points, which is adjusted based on a leverage ratio.  The borrowing spread was 225 basis points as of June 29, 2013.  The Company may also borrow at the highest of the following, plus a spread of 125 to 200 basis points, which is adjusted based on a leverage ratio (125 basis points as of June 29, 2013): the Federal Funds rate plus 0.50 percent; the Prime Rate established by JPMorgan Chase Bank, N.A.; or the one month adjusted LIBOR rate plus 1.00 percent.

The Company’s borrowing capacity may also be affected by the fixed charge covenant included in the Facility.  The covenant requires that the Company maintain a fixed charge coverage ratio, as defined in the agreement, of greater than 1.0, whenever unused borrowing capacity plus certain cash balances (together representing Availability), falls below $37.5 million.  At the end of the second quarter of 2013, the Company had a fixed charge coverage ratio in excess of 1.0, and therefore had full access to borrowing capacity available under the Facility.  When the fixed charge covenant ratio is below 1.0, the Company is required to maintain at least $37.5 million of Availability in order to be in compliance with the covenant.  Consequently, the borrowing capacity is effectively reduced by $37.5 million whenever the fixed charge covenant ratio falls below 1.0.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Long-term debt at June 29, 2013 and December 31, 2012, consisted of the following:

(in millions)	June 29, 2013	December 31, 2012
Senior notes, 11.25% due 2016, net of discount of $4.1 in 2012	$—	$245.7
Notes, 7.125% due 2027, net of discount of $0.6 and $0.6	165.0	166.0
Senior notes, 4.625% due 2021	150.0	—
Debentures, 7.375% due 2023, net of discount of $0.3 and $0.3	108.4	108.4
Loan with Fond du Lac County Economic Development Corporation, 2.0% due 2021, net of discount of $6.3 and $6.6	40.4	41.1
Notes, various up to 5.892% payable through 2022	7.8	8.9
Total long-term debt	471.6	570.1
Current maturities of long-term debt	(5.2)	(6.5)
Long-term debt, net of current maturities	$466.4	$563.6

In May 2013, the Company completed an offering of $150.0 million aggregate principal amount of 4.625 percent Senior Notes due 2021 under a private offering to qualified institutional buyers in accordance with Rule 144A, and to persons outside the U.S. pursuant to Regulation S, under the Securities Act of 1933, as amended. Interest on the notes will be payable semi-annually on May 15 and November 15 of each year, starting on November 15, 2013. The Company has the option to redeem some or all of the notes prior to maturity. The proceeds from this offering and cash on hand after liquidation of the Company's marketable securities were used to repurchase $249.8 million of the Company's outstanding 11.250 percent Senior Secured Notes due 2016. In connection with this repurchase, the Company recorded a Loss on early extinguishment of debt in the Consolidated Statements of Comprehensive Income of $32.3 million during the second quarter 2013.

The Company's debt-repurchase activity for the three months and six months ended June 29, 2013 and June 30, 2012, respectively, was as follows:

	Three Months Ended		Six Months Ended
(in millions)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Senior notes, 11.25%, due 2016	$249.8	$19.0	$249.8	$19.0
Senior notes, 11.25%, due 2013	—	1.5	—	1.5
Notes, 7.125%, due 2027	—	1.2	1.0	1.2
Total debt repurchases	$249.8	$21.7	$250.8	$21.7
Loss on early extinguishment of debt	$32.3	$4.4	$32.4	$4.4

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

Overview and Outlook

General

Net sales during the second quarter of 2013 increased 4 percent to $1,098.3 million from $1,053.9 million in the second quarter of 2012, driven by increases in the Company’s Marine Engine, Boat and Fitness segments, partially offset by a decrease in net sales for the Company's Bowling & Billiards segment.  The increase in Marine Engine net sales reflected gains in all product categories, particularly in the U.S. outboard engines and marine service, parts and accessories businesses. Boat segment net sales increased during the second quarter of 2013 mainly due to higher sales volumes of aluminum and fiberglass outboard boats, partially offset by the impact of continued weakness in global demand for fiberglass sterndrive boat products. Fitness segment net sales experienced a solid increase reflecting strong gains in international markets and growth in commercial sales to North American health club and hospitality customers. Bowling & Billiards net sales decreased as a result of lower revenues in the segment's bowling products business and a lower retail bowling center count, partially offset by an increase in U.S. equivalent retail bowling center sales and billiards sales. Net sales during the six months ended June 29, 2013 increased 4 percent to $2,093.6 million from $2,013.5 million for the six months ended June 30, 2012 due to the same factors contributing to the increase in second quarter sales. International sales for the Company increased 3 percent in the second quarter of 2013 when compared with the second quarter of 2012 and increased 1 percent in the first six months of 2013 when compared with the first six months of 2012. These increases were driven primarily by higher sales to Europe and Latin America for certain of the Company's products.

Operating earnings in the second quarter of 2013 were $136.7 million, with an operating margin of 12.4 percent.  These results included $4.0 million of restructuring, exit and impairment charges recorded during the second quarter of 2013.  In the three months ended June 30, 2012, the Company reported operating earnings of $125.1 million, with an operating margin of 11.9 percent, which included restructuring, exit and impairment charges of $0.8 million.  Operating earnings during the six months ended June 29, 2013 were $226.6 million, with an operating margin of 10.8 percent.  These results included $9.6 million of restructuring, exit and impairment charges recorded during the first six months of 2013.  In the six months ended June 30, 2012, the Company reported operating earnings of $200.4 million, with an operating margin of 10.0 percent, which included restructuring, exit and impairment charges of $1.0 million. The improvement in operating earnings during the quarter and year-to-date periods of 2013, when compared with the same periods in 2012, reflect increased sales volumes, benefits realized from successful cost-reduction efforts and improved operating efficiencies. The improvement in operating earnings during the first half of 2013 can also be attributed to the absence of operating inefficiencies in the first half of 2012 resulting from the sterndrive manufacturing transition following plant consolidation activities in Fond du Lac, Wisconsin and a $5.5 million gain on the sale of real estate in the Marine Engine segment recorded in the first quarter of 2013. These factors were partially offset by increased spending on company-wide investments in growth initiatives, higher restructuring, exit and impairment charges and the absence of favorable legal and insurance settlements reached in the Boat segment in the second quarter of 2012.

During the three months and six months ended June 29, 2013, the Company benefited from debt retirements completed during 2012 through the second quarter of 2013, which lowered interest expense by $5.3 million and $9.0 million when compared with the three months and six months ended June 30, 2012, respectively. The Company repurchased $249.8 million and $250.8 million of debt during the three months and six months ended June 29, 2013, respectively, and recorded losses on early extinguishment of debt of $32.3 million and $32.4 million, respectively. During the three months and six months ended June 30, 2012, the Company recorded a loss on early extinguishment of debt of $4.4 million in connection with the retirement of $21.7 million of notes.

The Company recognized an income tax provision for the three months and six months ended June 29, 2013, of $11.9 million and $33.8 million, respectively, which included a net tax charge of $2.2 million and $13.3 million, respectively, mainly associated with valuation allowance adjustments primarily related to stock-based compensation and the reassessment of tax reserves.  The Company recognized an income tax provision for the three months and six months ended June 30, 2012, of $9.9 million and $20.8 million, respectively, which included a net tax benefit of $3.2 million and $2.2 million, respectively, primarily related to valuation allowance adjustments.  The effective tax rate, which is calculated as the income tax provision as a percentage of pretax income, for the three months and six months ended June 29, 2013, was 13.0 percent and 20.1 percent, respectively. The effective tax rate for the three months and six months ended June 30, 2012, was 9.5 percent and 12.9 percent, respectively. Due to the Company's three years of cumulative book losses in certain jurisdictions and the uncertainty of the realization of certain deferred tax assets, the Company continues to adjust its valuation allowances as deferred tax assets increase or decrease, resulting in effectively no recorded tax benefit for those jurisdictions with operating losses. In those jurisdictions with operating income and loss or credit carryforwards, the Company is recording minimal or no tax expense.  However, an income tax provision or benefit is still recorded for those entities that are not in a cumulative loss position.

First half 2013 U.S. marine retail demand was below the Company's expectations in certain categories. Weather conditions in important boating markets as well as weak consumer confidence and spending are believed to have negatively influenced year over year trends for retail activity.

The Company is targeting 4 percent sales growth in 2013 when compared with 2012, driven by the strength of its global brands and anticipated contributions from its growth initiatives. In the marine segments for the remainder of 2013, the Company expects to continue to experience an uneven recovery in the U.S. powerboat market, with outboard boat and engine products and global marine service, parts and accessories businesses generating solid growth. The Company continues to expect weak market conditions and further pipeline reductions in the sterndrive fiberglass boat category, which will affect both fiberglass sterndrive boat and sterndrive engine sales and production. Positive health and wellness trends, combined with exciting new products, have positioned the Fitness segment to continue its strong growth in net sales and deliver excellent results again in 2013. Additionally, the Company's Bowling & Billiards segment should further benefit from operating enhancements and capitalizing on its competitive advantages.

For the year, the Company expects a solid improvement to gross margin as a percentage of sales versus the level achieved in 2012, as the increase experienced in the first half is expected to moderate, particularly in the third quarter of 2013. The Company's organic growth platform will benefit from increased investments in capital projects and research and development programs, along with the higher selling, general and administrative expenses to support them, which is expected to result in full year operating expenses as a percentage of sales to be comparable to 2012 levels; however, the Company is planning for increased operating expenses as a percentage of sales in third quarter of 2013 when compared with the same period in 2012 in order to support this growth and innovation. Net earnings in 2013 are also expected to benefit from previously announced marine plant consolidation activities and lower restructuring, exit and impairment charges, net interest and pension expenses. As a result, the Company expects to report higher earnings per share in 2013.

The Company is planning for its effective tax rate in 2013 to be in the range of 11 percent to 13 percent after adjusting for the impact of one-time pretax charges such as debt extinguishment losses and restructuring charges, as well as non-recurring special tax items. In certain jurisdictions, the Company is either in or just emerging from a cumulative three-year loss position, which is significant negative evidence when evaluating the realizability of its deferred tax assets. In the Company's judgment, this and other negative evidence continues to outweigh the positive evidence of profitability in 2011, 2012 and the first six months of 2013, thereby requiring the Company to continue to maintain full valuation allowances for certain entities in the second quarter of 2013. The Company will continue to evaluate the need to maintain these valuation reserves against the deferred tax assets as certain entities transition to or increase their cumulative three year income position through the remainder of 2013. It is possible that a significant portion of the Company's June 29, 2013 valuation allowance balances could be reversed by the end of 2013, which would be considered a special, non-cash, tax item and excluded from the Company's projected effective tax rate range for 2013 as described above.

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

Restructuring Activities

The restructuring, exit and impairment charges recorded in the Condensed Consolidated Statements of Comprehensive Income during 2013 and 2012 by reportable segment, are summarized below:

	Three Months Ended		Six Months Ended
(in millions)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Marine Engine	$—	$0.9	$—	$2.6
Boat	2.5	0.1	7.4	(1.4)
Bowling & Billiards	1.5	—	1.5	—
Corporate	—	(0.2)	0.7	(0.2)
Total	$4.0	$0.8	$9.6	$1.0

During the second quarter of 2013, the Company entered into agreements to divest its European bowling centers in the Bowling & Billiards segment. The Company anticipates its Bowling & Billiards segment will incur less than $1 million of additional restructuring charges in 2013 related to this action and will achieve annual savings between $1 million and $2 million with the full benefit being realized in 2014. Future cost savings will be reflected in Cost of sales and Selling, general and administrative expense as reported in the Company's Condensed Consolidated Statements of Comprehensive Income; however, the Company also expects a reduction in Net sales as a result of these actions.

The Company announced in the first quarter of 2013 the consolidation of its yacht and motoryacht production at its Palm Coast, Florida manufacturing plant. As a result, the Company has suspended manufacturing at its Sykes Creek boat manufacturing facility in nearby Merritt Island, Florida as of the end of June 2013. The Company anticipates its Boat segment will incur approximately $2 million of additional restructuring charges in 2013 related to this action and will achieve annual savings between $3 million and $5 million with the full benefit being realized in 2014. Future cost savings will primarily be reflected in Cost of sales as reported in the Company's Condensed Consolidated Statements of Comprehensive Income.

The Company recorded restructuring charges in 2012 and 2013 relating to actions initiated in connection with the continued weakness in the fiberglass sterndrive boat market segments. In the third quarter of 2012, the Company reached a decision to exit Bayliner cruisers in the U.S. and European markets and to further reduce the Company's manufacturing footprint by closing its Knoxville, Tennessee production facility and consolidate its fiberglass cruiser manufacturing into other boat production facilities. The Company anticipates its Boat segment will incur approximately $1 million of additional restructuring charges in 2013 related to this action and will achieve annual savings between $10 million and $12 million with the full benefit being realized in 2014. Future cost savings will primarily be reflected in Cost of sales as reported in the Company's Condensed Consolidated Statements of Comprehensive Income; however, the Company would also expect a reduction in Net sales due to associated reductions in models and lower production volumes during the transition as a result of these actions.

Restructuring charges during 2012 included costs associated with the Company's announced plans to reduce excess manufacturing capacity by relocating inboard and sterndrive production to Fond du Lac, Wisconsin and closing its Stillwater, Oklahoma plant.  This Marine Engine segment action resulted in $39.9 million of restructuring charges between 2009 and the completion of this plant transition in 2012.  Additionally, the Company substantially achieved its ongoing annual savings run rate target, when compared with 2009, of $40 million by the end of 2012 with the benefit reflected as a reduction in Cost of sales, Selling, general and administrative expense and Research and development expense as reported in the Company's Condensed Consolidated Statements of Comprehensive Income.

During 2012, the Company continued its restructuring activities by disposing of non-strategic assets, consolidating manufacturing operations and reducing the Company's global workforce, which has resulted in permanent cost savings, mainly in the Company's Boat and Marine Engine segments. These cost savings have been reflected through a reduction in Cost of sales,

Selling, general and administrative expense and Research and development expense as reported in the Company's Condensed Consolidated Statements of Comprehensive Income.

See Note 3 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details. The Company anticipates it will incur between $3 million and $5 million of additional restructuring charges in 2013 primarily related to known restructuring activities initiated in 2013.

Matters Affecting Comparability

The following events have occurred during the three and six months ended June 29, 2013 and June 30, 2012, which the Company believes affect the comparability of the results of operations:

Restructuring, exit and impairment charges. The Company is executing restructuring initiatives designed to improve its cost structure, better utilize overall capacity and improve general operating efficiencies. During the second quarter of 2013, the Company recorded charges of $4.0 million related to restructuring activities as compared with $0.8 million in the second quarter of 2012. Restructuring charges during the first six months of 2013 were $9.6 million, as compared with $1.0 million in the first six months of 2012. See Note 3 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.

Gain on sale of real estate. In the first quarter of 2013, the Company's Marine Engine segment recognized a $5.5 million gain on the sale of real estate in Selling, general and administrative expense on the Condensed Consolidated Statements of Comprehensive Income. There was no comparable gain in the Marine Engine segment in the six months ended June 30, 2012.

Interest expense and loss on early extinguishment of debt. The Company recorded interest expense of $12.6 million and $17.9 million during the three months ended June 29, 2013 and June 30, 2012, respectively. The Company recorded interest expense of $27.0 million and $36.0 million during the six months ended June 29, 2013 and June 30, 2012, respectively. Interest expense decreases in 2013 compared with the same periods in 2012 were primarily the result of lower average outstanding debt levels.

Additionally, the Company repurchased $249.8 million and $250.8 million of debt during the three and six months ended June 29, 2013, respectively, compared with $21.7 million during the three and six months ended June 30, 2012. The Company recorded a loss on early extinguishment of debt in the three months and six months ended June 29, 2013 of $32.3 million and $32.4 million, respectively, compared with $4.4 million during both the three months and six months ended June 30, 2012. See Note 16 – Debt in the Notes to Condensed Consolidated Financial Statements for further details.

Tax items. The Company recognized an income tax provision from continuing operations of $11.9 million during the three months ended June 29, 2013, which included a net charge of $2.2 million mainly associated with the reassessment of tax reserves and valuation allowance adjustments primarily related to stock-based compensation.  The Company recognized an income tax provision from continuing operations of $33.8 million during the six months ended June 29, 2013, which included a net charge of $13.3 million associated with valuation allowance adjustments primarily related to stock-based compensation and the reassessment of tax reserves.  The Company recognized an income tax provision from continuing operations of $9.9 million for the three months ended June 30, 2012, which included a benefit of $3.2 million primarily related to the release of valuation allowances for entities that were no longer in a cumulative three-year loss position.  The Company recognized an income tax provision from continuing operations of $20.8 million for the six months ended June 30, 2012, which included a net tax benefit of $2.2 million. The net tax benefit included the release of valuation allowances during the second quarter of 2012, partially offset by unfavorable valuation allowance adjustments primarily related to stock-based compensation.  The effective tax rate from continuing operations, which is calculated as the income tax benefit or provision as a percentage of pretax income, for the three months and six months ended June 29, 2013 was 13.0 percent and 20.1 percent, respectively. The effective tax rate from continuing operations for the three months and six months ended June 30, 2012 was 9.5 percent and 12.9 percent, respectively. See Note 14 – Income Taxes in the Notes to Condensed Consolidated Financial Statements for further details.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Condensed Consolidated Statements of Comprehensive Income for the three months ended:

	Three Months Ended		2013 vs. 2012 Increase/(Decrease)
(in millions, except per share data)	June 29, 2013	June 30, 2012	$	%
Net sales	$1,098.3	$1,053.9	$44.4	4.2%
Gross margin (A)	301.6	283.9	17.7	6.2%
Restructuring, exit and impairment charges	4.0	0.8	3.2	NM
Operating earnings	136.7	125.1	11.6	9.3%
Net earnings from continuing operations	79.3	94.0	(14.7)	(15.6)%

Diluted earnings per common share from continuing operations	$0.85	$1.02	$(0.17)	(16.7)%

Expressed as a percentage of Net sales:
Gross margin	27.5%	26.9%		60 bpts
Selling, general and administrative expense	12.0%	12.6%		(60) bpts
Research and development expense	2.6%	2.4%		20 bpts
Restructuring, exit and impairment charges	0.4%	0.1%		30 bpts
Operating margin	12.4%	11.9%		50 bpts
__________

NM = not meaningful
bpts = basis points

(A)	Gross margin is defined as Net sales less Cost of sales as presented in the Condensed Consolidated Statements of Comprehensive Income.

The Company's net sales increased in the second quarter of 2013 when compared to the same prior year period as the Company's Marine Engine, Boat and Fitness segments experienced sales growth, partially offset by sales decreases in the Bowling & Billiards segment. The increase in Marine Engine net sales reflected gains in all product categories, particularly in the U.S. outboard engines and marine service, parts and accessories businesses. Boat segment net sales increased during the second quarter of 2013 mainly due to higher sales volumes of aluminum and fiberglass outboard boats, partially offset by the impact of continued weakness in global demand for fiberglass sterndrive boat products. Fitness segment net sales increased reflecting strong sales to international markets and gains in commercial sales to North American health club and hospitality customers. Bowling & Billiards net sales decreased as a result of lower sales in the segment's bowling products business and a lower retail bowling center count partially offset by an increase in U.S. equivalent retail bowling center sales and billiards sales. International sales for the Company increased 3 percent in the second quarter of 2013 when compared with the second quarter of 2012. This was driven primarily by increased demand for certain Boat, Fitness and Marine Engine segment products in Europe and Latin America.

The increase in gross margin percentage in the second quarter of 2013 compared with the same period last year was mainly due to successful cost-reduction efforts, improved operating efficiencies and continued growth in demand for the Marine Engine segment's 75 to 150 horsepower range of outboard engines.

Selling, general and administrative expense decreased as a percentage of net sales during the three months ended June 29, 2013, when compared with the comparable period ended June 30, 2012, mainly due to the realization of successful cost-containment efforts, partially offset by spending on company-wide investments in growth initiatives and the absence of favorable legal and insurance settlements reached in the Boat segment during the second quarter of 2012.

Research and development expense increased $3.4 million, or 13 percent, in the second quarter of 2013 when compared with the second quarter of 2012 as the Company continued to invest in programs to support its growth initiatives.

During the second quarter of 2013, the Company recorded restructuring charges of $4.0 million compared with $0.8 million in the second quarter of 2012.  See Note 3 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.

Operating earnings increased in the second quarter of 2013 when compared with the same period in 2012 primarily due to the factors discussed above.

The Company recognized equity earnings of $0.2 million in the second quarter of 2013 compared with equity losses of $1.2 million in the second quarter of 2012, which were related to the Company's marine joint ventures.

Interest expense decreased $5.3 million in the second quarter of 2013 compared with the same period in 2012, primarily as a result of lower average outstanding debt levels when compared with the second quarter of 2012.  Interest income decreased in the second quarter of 2013 compared with the same period in 2012 primarily due to lower average levels of investments in marketable securities during the comparable periods.

The Company repurchased $249.8 million of debt during the three months ended June 29, 2013 and recorded a loss on early extinguishment of debt of $32.3 million. During the three months ended June 30, 2012, the Company recorded a loss on early extinguishment of debt of $4.4 million in connection with the retirement of $21.7 million of notes.

The Company recognized an income tax provision of $11.9 million for the three months ended June 29, 2013, which included a net tax charge of $2.2 million mainly associated with the reassessment of tax reserves and valuation allowance adjustments primarily related to stock-based compensation.  The Company recognized an income tax provision for the three months ended June 30, 2012 of $9.9 million, which included a benefit of $3.2 million primarily related to the release of valuation allowances for entities that were no longer in a cumulative three-year book loss position.  The effective tax rate, which is calculated as the income tax provision as a percentage of pretax income, for the three months ended June 29, 2013 and June 30, 2012 was 13.0 percent and 9.5 percent, respectively. Due to the Company's three years of cumulative book losses in certain jurisdictions and the uncertainty of the realization of certain deferred tax assets, the Company continues to adjust its valuation allowances as deferred tax assets increase or decrease, resulting in effectively no recorded tax benefit for those jurisdictions with operating losses. In those jurisdictions with operating income and loss or credit carryforwards, the Company is recording minimal or no tax expense.  However, an income tax provision or benefit is still recorded for those entities that are not in a cumulative loss position.

Net earnings from continuing operations decreased during the second quarter of 2013 when compared with the second quarter of 2012 primarily due to a $27.9 million increase in Loss on early extinguishment of debt, which more than offset the other factors discussed above. Diluted earnings per common share from continuing operations decreased as well as in the second quarter of 2013 due to the factors discussed above and an increase in weighted average diluted shares outstanding mainly resulting from an increase in the Company's common stock price.

Diluted earnings per common share from continuing operations, as adjusted – defined as Diluted earnings per common share from continuing operations, excluding the earnings or loss per share impact for Restructuring, exit and impairment charges from continuing operations, Loss on early extinguishment of debt and special tax items – increased by $0.19 per share, or 18 percent, to $1.23 per share for the second quarter of 2013 when compared with $1.04 per share for the same period in 2012. For the second quarter of 2013, Restructuring, exit and impairment charges from continuing operations were $0.04 per share, Loss on early extinguishment of debt was $0.32 per share and special tax items were a net provision of $0.02 per share. In 2012, Loss on early extinguishment of debt was $0.05 per share and special tax items resulted in a net benefit of $0.03 per share.

Sales from discontinued operations decreased to $10.3 million in the second quarter of 2013 from $13.1 million in the second quarter of 2012. The pre-tax operating earnings from discontinued operations of $0.5 million in the second quarter of 2013 was comprised of favorable adjustments to the fair value of the business partially offset by operating losses and divestiture related costs. The pre-tax operating loss from discontinued operations in the second quarter of 2012 was $10.3 million. The associated income tax benefit was $0.6 million for the three months ended June 29, 2013 and the income tax provision was $0.1 million for the three months ended June 30, 2012.

The following table sets forth certain amounts, ratios and relationships calculated from the Condensed Consolidated Statements of Comprehensive Income for the six months ended:

	Six Months Ended		2013 vs. 2012 Increase/(Decrease)
(in millions, except per share data)	June 29, 2013	June 30, 2012	$	%
Net sales	$2,093.6	$2,013.5	$80.1	4.0%
Gross margin (A)	563.5	522.1	41.4	7.9%
Restructuring, exit and impairment charges	9.6	1.0	8.6	NM
Operating earnings	226.6	200.4	26.2	13.1%
Net earnings from continuing operations	134.2	141.0	(6.8)	(4.8)%

Diluted earnings per common share from continuing operations	$1.43	$1.53	$(0.10)	(6.5)%

Expressed as a percentage of Net sales:
Gross margin	26.9%	25.9%		100 bpts
Selling, general and administrative expense	12.9%	13.5%		(60) bpts
Research and development expense	2.7%	2.5%		20 bpts
Restructuring, exit and impairment charges	0.5%	0.0%		50 bpts
Operating margin	10.8%	10.0%		80 bpts
__________

NM = not meaningful
bpts = basis points

(A)	Gross margin is defined as Net sales less Cost of sales as presented in the Condensed Consolidated Statements of Comprehensive Income.

The Company's net sales increased in the first half of 2013 when compared to the same prior year period mainly due to the same factors discussed above for the second quarter as the Company's Marine Engine and Fitness segments experienced solid sales growth, partially offset by sales decreases in the Bowling & Billiards segment. The Company's Boat segment's sales were flat versus the prior year period. The increase in net sales in the first half of 2013 can also be attributed to the Marine Engine segment's net sales reflecting the absence of sterndrive production ramp-up issues which limited sales in the first quarter of 2012 following plant consolidation activities in Fond du Lac, Wisconsin. International sales for the Company increased one percent in the first half of 2013 when compared with the first half of 2012, primarily due to increased demand for certain Fitness and Marine Engine segment products in Europe and Latin America.

The increase in gross margin percentage in the first half of 2013 compared with the same period last year was mainly due to the same factors discussed in the second quarter 2012 as well as the absence of operating inefficiencies in the first half of 2012 resulting from the transition of sterndrive manufacturing, which was part of plant consolidation activities in Fond du Lac, Wisconsin.

Selling, general and administrative expense decreased as a percentage of net sales during the six months ended June 29, 2013, when compared with the comparable period ended June 30, 2012. In addition to the factors outlined above for the second quarter, 2013 results include a $5.5 million gain on the sale of real estate in the Marine Engine segment in the first quarter of 2013.

Research and development expense increased $6.6 million, or 13 percent, in the first half of 2013 when compared with the first half of 2012 due to the same factors discussed above for the second quarter.

During the first half of 2013, the Company recorded restructuring charges of $9.6 million compared with $1.0 million in the first half of 2012.  See Note 3 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.

Operating earnings increased in the six months ended June 29, 2013 when compared with the six months ended June 30, 2012 primarily due to the factors discussed above.

The Company recognized equity losses of $1.0 million and $2.4 million in the first six months of 2013 and 2012, respectively, which were related to the Company's marine joint ventures.

Interest expense decreased $9.0 million in the first six months of 2013 compared with the same period in 2012, primarily as a result of lower average outstanding debt levels when compared with the first six months of 2012.  Interest income decreased in the first six months of 2013 compared with the same period in 2012 primarily due to lower average levels of investments in marketable securities during the comparable periods.

The Company repurchased $250.8 million of debt during the six months ended June 29, 2013 and recorded a loss on early extinguishment of debt of $32.4 million. During the six months ended June 30, 2012, the Company recorded a loss on early extinguishment of debt of $4.4 million in connection with the retirement of $21.7 million of notes.

The Company recognized an income tax provision of $33.8 million for the six months ended June 29, 2013, which included a net tax charge of $13.3 million mainly associated with valuation allowance adjustments primarily related to stock-based compensation and the reassessment of tax reserves.  The Company recognized an income tax provision for the six months ended June 30, 2012 of $20.8 million, which included a net tax benefit of $2.2 million for the release of valuation allowances during the second quarter 2012, partially offset by valuation allowance adjustments primarily related to stock-based compensation.  The effective tax rate, which is calculated as the income tax provision as a percentage of pretax income, for the six months ended June 29, 2013 and June 30, 2012 was 20.1 percent and 12.9 percent, respectively.

Net earnings from continuing operations and Diluted earnings per common share from continuing operations decreased in the six months ended June 29, 2013 when compared with the same period in 2012 primarily due to the factors discussed in the second quarter.

Diluted earnings per common share from continuing operations, as adjusted increased by $0.43 per share, or 28 percent, to $1.99 per share for the first half of 2013 when compared with $1.56 per share for the same period in 2012. For 2013, Restructuring, exit and impairment charges from continuing operations were $0.10 per share, Loss on early extinguishment of debt was $0.32 per share and special tax items were a net provision of $0.14 per share. In 2012, Loss on early extinguishment of debt was $0.05 per share and special tax items resulted in a net benefit of $0.02 per share.

Sales from discontinued operations decreased to $21.0 million in the first half of 2013 from $27.7 million in the first half of 2012. The pre-tax operating loss from discontinued operations of $6.0 million in the first half of 2013 was comprised of operating losses and divestiture related costs, partially offset by adjustments to the fair value of the business. The pre-tax operating loss from discontinued operations in the first half of 2012 was $18.0 million. The income tax benefit was $2.0 million and $0.3 million for the six months ended June 29, 2013 and June 30, 2012, respectively.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the three months ended:

	Three Months Ended		2013 vs. 2012 Increase/(Decrease)
(in millions)	June 29, 2013	June 30, 2012	$	%
Net sales	$631.7	$591.2	$40.5	6.9%
Restructuring, exit and impairment charges	—	0.9	(0.9)	(100.0)%
Operating earnings	119.4	104.9	14.5	13.8%
Operating margin	18.9%	17.7%		120 bpts
Capital expenditures	$13.8	$6.8	$7.0	102.9%
__________

bpts = basis points

Net sales for the Marine Engine segment increased by 6.9 percent to $631.7 million in the second quarter of 2013 when compared with the second quarter of 2012.  The increase in net sales was mainly related to strong U.S. outboard engine sales from the continuing favorable demand environment in the U.S. aluminum and fiberglass outboard markets and solid sales increases in the segment's marine service, parts and accessories businesses reflecting stable boat participation, contributions from new products and market share gains. Net sales in the second quarter of 2013 continued to benefit from strong demand for the 150 horsepower

FourStroke outboard engine as well as for the Verado engine family and engines in the 75 to 115 horsepower range. In addition to strong market demand, outboard products benefited from improved backorder trends between periods. Due to improved sterndrive product availability in 2013, the segment also saw an increase in wholesale shipments of sterndrive engines in the second quarter of 2013 versus the same prior year period although overall demand continues to be affected by weak market conditions. International sales for the second quarter of 2013 increased when compared with the same prior year period, but decreased to 33 percent of the segment’s sales as a result of the strong performance in U.S. markets.

The restructuring, exit and impairment charges recognized in the first half of 2012 included costs associated with the consolidation of engine production facilities as discussed in Note 3 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements.

Marine Engine segment operating earnings increased in the second quarter of 2013 as a result of the items positively affecting net sales as mentioned above, a favorable product mix of higher horsepower engines, improved costs and operating efficiencies and favorable insurance settlements received in the second quarter of 2013. Partially offsetting these factors were increased investments in growth initiatives and higher warranty provision as continued improvements in claims experience and associated favorable warranty adjustments in the current period were more than offset by a more favorable warranty adjustment in the prior period.

Capital expenditures in the second quarters of 2013 and 2012 were related to tooling, plant expansion and consolidation activities, growth initiatives and profit-maintaining investments. Increased expenditures in 2013 are primarily related to the capacity expansion in Fond du Lac, Wisconsin.

The following table sets forth Marine Engine segment results for the six months ended:

	Six Months Ended		2013 vs. 2012 Increase/(Decrease)
(in millions)	June 29, 2013	June 30, 2012	$	%
Net sales	$1,153.5	$1,080.6	$72.9	6.7%
Restructuring, exit and impairment charges	—	2.6	(2.6)	(100.0)%
Operating earnings	190.9	152.8	38.1	24.9%
Operating margin	16.5%	14.1%		240 bpts
Capital expenditures	$25.6	$14.0	$11.6	82.9%
__________

bpts = basis points

Net sales for the Marine Engine segment increased by 6.7 percent in the first half of 2013 when compared with the same prior year period due to the same factors described in the quarterly period above except wholesale shipments of sterndrive engines were flat in the year-to-date period primarily as a result of weaker global market demand for the sterndrive engines. Additionally, net sales reflected the absence of sterndrive production ramp-up issues which limited sales in the first quarter of 2012 following plant consolidation activities in Fond du Lac, Wisconsin.

The restructuring, exit and impairment charges recognized in the first half of 2012 were related to costs associated with the consolidation of engine production facilities as discussed above.

Marine Engine segment operating earnings increased in the first half of 2013 due to the same factors as discussed in the quarterly period above. Also contributing to increased operating earnings in the first half of 2013 were: the absence of sterndrive production ramp-up issues, which limited sales in 2012 and resulted in operating inefficiencies stemming from the sterndrive manufacturing transition in 2012 described above; a $5.5 million gain on the sale of real estate; and lower restructuring, exit and impairment charges.

The descriptions of the Marine Engine segment's capital expenditures for the year-to-date period were consistent with the descriptions in the quarterly period above.

Boat Segment

The following table sets forth Boat segment results for the three months ended:

	Three Months Ended		2013 vs. 2012 Increase/(Decrease)
(in millions)	June 29, 2013	June 30, 2012	$	%
Net sales	$310.9	$308.7	$2.2	0.7%
Restructuring, exit and impairment charges	2.5	0.1	2.4	NM
Operating earnings	14.6	18.7	(4.1)	(21.9)%
Operating margin	4.7%	6.1%		(140) bpts
Capital expenditures	$14.0	$7.8	$6.2	79.5%
__________

NM = not meaningful
bpts = basis points

Boat segment net sales increased slightly in the second quarter of 2013 versus the second quarter of 2012 reflecting continued growth in the aluminum and fiberglass outboard boats categories, which was almost entirely offset by sales declines in fiberglass sterndrive boats due to continued weak global retail demand and the Company's strategy to reduce associated pipeline inventories. The increase in net sales can also be attributed to higher average unit sales prices within each boat category, which more than offset a slight decrease in global wholesale unit shipments. International sales increased slightly to 37 percent of the segment’s sales during the second quarter of 2013 due mainly to increased sales to Europe and higher sales into Latin American markets, partially offset by sales declines in the segment's Asia Pacific markets.

The increase in restructuring, exit and impairment charges during the second quarter of 2013 when compared to the same prior year period were mainly related to actions associated with consolidation of the Company's yacht and motoryacht manufacturing footprint, as well as activities resulting from the consolidation of the Company's fiberglass cruiser manufacturing. See Note 3 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.

The Boat segment reported lower operating earnings in the second quarter of 2013 compared with the second quarter of 2012 mainly due to the lower sales of fiberglass sterndrive boats, increased investments in growth initiatives, the absence of favorable legal and insurance settlements reached in the second quarter of 2012 and higher restructuring charges. Partially offsetting these factors were higher fiberglass and aluminum outboard sales and the ongoing benefits from the fiberglass boat cost-reduction activities, including those initiated in the fourth quarter of 2012.

Capital expenditures in the second quarters of 2013 and 2012 were related to the purchase of a new pontoon boat manufacturing facility, tooling costs for the production of new models, growth initiatives and profit-maintaining investments.

The following table sets forth Boat segment results for the six months ended:

	Six Months Ended		2013 vs. 2012 Increase/(Decrease)
(in millions)	June 29, 2013	June 30, 2012	$	%
Net sales	$600.6	$600.5	$0.1	—%
Restructuring, exit and impairment charges (gains)	7.4	(1.4)	8.8	NM
Operating earnings	17.0	29.2	(12.2)	(41.8)%
Operating margin	2.8%	4.9%		(210) bpts
Capital expenditures	$20.0	$12.1	$7.9	65.3%
__________

NM = not meaningful
bpts = basis points

The factors affecting Boat segment net sales, operating earnings and capital expenditures for the year-to-date period were consistent with the factors described in the quarterly period above, except net sales of boats to Europe in the first half of 2013 declined when compared with the same prior year period.

The restructuring, exit and impairment charges recognized during the current year-to-date period were mainly related to actions described above. The net restructuring, exit and impairment gain recognized during the prior year included gains on the sales of certain boat facilities. See Note 3 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.

Fitness Segment

The following table sets forth Fitness segment results for the three months ended:

	Three Months Ended		2013 vs. 2012 Increase/(Decrease)
(in millions)	June 29, 2013	June 30, 2012	$	%
Net sales	$150.8	$143.3	$7.5	5.2%
Operating earnings	20.8	19.9	0.9	4.5%
Operating margin	13.8%	13.9%		(10) bpts
Capital expenditures	$1.7	$1.2	$0.5	41.7%
__________

bpts = basis points

Fitness segment net sales increased in the second quarter of 2013 when compared with the second quarter of 2012, reflecting growth in sales to international markets and gains in commercial sales to North American health club and hospitality customers. Partially offsetting these factors was a decrease in sales to local and federal government customers. International sales increased during the second quarter of 2013 and were 51 percent of the segment’s sales as each region reported sales gains.

Fitness segment operating earnings in the second quarter of 2013 increased primarily as a result of higher sales and favorable warranty experience, partially offset by investments in growth initiatives.

Capital expenditures in the second quarters of 2013 and 2012 related to growth initiatives and profit-maintaining investments.

The following table sets forth Fitness segment results for the six months ended:

	Six Months Ended		2013 vs. 2012 Increase/(Decrease)
(in millions)	June 29, 2013	June 30, 2012	$	%
Net sales	$317.0	$300.4	$16.6	5.5%
Operating earnings	45.3	43.6	1.7	3.9%
Operating margin	14.3%	14.5%		(20) bpts
Capital expenditures	$2.7	$2.6	$0.1	3.8%
__________

bpts = basis points

Fitness segment net sales increased in the first half of 2013 when compared with the same prior year period due to the same factors described in the quarterly period above.

Fitness segment operating earnings in the first half of 2013 increased when compared with the same prior year period due to the same factors discussed in the quarterly period above in addition to a favorable insurance settlement received in the first quarter of 2013.

The descriptions of the Fitness segment's capital expenditures for the year-to-date period were consistent with the descriptions in the quarterly period above.

Bowling & Billiards Segment

The following table sets forth Bowling & Billiards segment results for the three months ended:

	Three Months Ended		2013 vs. 2012 Increase/(Decrease)
(in millions)	June 29, 2013	June 30, 2012	$	%
Net sales	$71.0	$72.6	$(1.6)	(2.2)%
Restructuring, exit and impairment charges	1.5	—	1.5	NM
Operating earnings	1.6	2.4	(0.8)	(33.3)%
Operating margin	2.3%	3.3%		(100) bpts
Capital expenditures	$10.6	$3.6	$7.0	194.4%
__________

NM = not meaningful
bpts = basis points

Net sales for the Bowling & Billiards segment decreased in the second quarter of 2013 when compared with the same prior year period as a result of lower sales in the bowling products business and a lower retail bowling center count. Partially offsetting these factors was an increase in U.S. equivalent retail bowling center sales and billiards sales. International sales, which represented 20 percent of the segment’s sales during the second quarter of 2013, decreased by 21 percent due mostly to lower sales of bowling products.

The restructuring, exit and impairment charges recorded in the second quarter of 2013 are primarily related to actions associated with the divestiture of the segment's European retail bowling centers. See Note 3 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.

Bowling & Billiards’ operating earnings decreased in the second quarter of 2013 when compared with 2012 primarily related to higher restructuring charges and lower bowling products sales noted above, partially offset by gains in equivalent retail bowling center sales and higher retail bowling center operating margins.

Capital expenditures in the second quarters of 2013 and 2012 were related to growth initiatives and profit-maintaining investments.

The following table sets forth Bowling & Billiards segment results for the six months ended:

	Six Months Ended		2013 vs. 2012 Increase/(Decrease)
(in millions)	June 29, 2013	June 30, 2012	$	%
Net sales	$156.2	$162.5	$(6.3)	(3.9)%
Restructuring, exit and impairment charges	1.5	—	1.5	NM
Operating earnings	16.5	16.8	(0.3)	(1.8)%
Operating margin	10.6%	10.3%		30 bpts
Capital expenditures	$11.8	$7.3	$4.5	61.6%
__________

NM = not meaningful
bpts = basis points

The factors affecting Bowling & Billiards' net sales, restructuring, exit and impairment charges, operating earnings and capital expenditures for the year-to-date period were consistent with the factors described in the quarterly period above.

Corporate/Other

The following table sets forth Corporate/Other results for the three months ended:

	Three Months Ended		2013 vs. 2012 Increase/(Decrease)
(in millions)	June 29, 2013	June 30, 2012	$	%
Restructuring, exit and impairment charges (gains)	$—	$(0.2)	$0.2	NM
Operating loss	(15.1)	(14.7)	(0.4)	2.7%
__________

NM = not meaningful

Corporate operating expenses increased slightly in the second quarter of 2013 when compared with the same prior year period reflecting a number of minor positive and negative factors.

The following table sets forth Corporate/Other results for the six months ended:

	Six Months Ended		2013 vs. 2012 Increase/(Decrease)
(in millions)	June 29, 2013	June 30, 2012	$	%
Restructuring, exit and impairment charges (gains)	$0.7	$(0.2)	$0.9	NM
Operating loss	(33.6)	(30.2)	(3.4)	11.3%
__________

NM = not meaningful

The restructuring, exit and impairment charges recorded in the first half of 2013 related to severance actions. See Note 3 – Restructuring Activities in the Notes to the Condensed Consolidated Financial Statements for further details.

Corporate operating expenses increased $3.4 million in the first half of 2013 when compared with the same prior year period due to the factors mentioned in the quarterly period above as well as increases in reserves for various legal matters and higher restructuring charges.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the six months ended:

	Six Months Ended
(in millions)	June 29, 2013	June 30, 2012
Net cash provided by operating activities of continuing operations	$107.0	$65.9
Net cash provided by (used for):
Capital expenditures	(61.3)	(36.3)
Proceeds from the sale of property, plant and equipment	7.0	18.1
Other, net	0.9	3.0
Free cash flow (A)	$53.6	$50.7
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

2013 Cash Flow

In the first six months of 2013, net cash provided by operating activities of continuing operations totaled $107.0 million. The primary driver of the cash provided by operating activities was earnings adjusted for non-cash expenses, including depreciation and amortization and debt extinguishment losses. A seasonal increase in working capital had a negative effect on net cash provided by operating activities.  Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Condensed Consolidated Balance Sheets.  Accounts and notes receivable increased $73.8 million during the first six months of 2013, due primarily to seasonal changes in sales in the Company's Marine Engine, Boat and Fitness segments.  The decrease in Accrued expenses of $54.6 million during the first six months of 2013 was driven primarily by the payment of the prior year's variable compensation, which had been accrued as of December 31, 2012. Partially offsetting these items was the decrease in net inventories of $27.0 million during the first six months of 2013, due mostly to seasonal reductions in Boat and Fitness segment inventories.

Net cash provided by investing activities of continuing operations during the first six months of 2013 totaled $87.0 million, which included net proceeds from marketable securities of $141.2 million that were partially used to retire the Company's Senior notes due in 2016 discussed below and to satisfy working capital requirements during the second quarter. See Note 11 – Investments in the Notes to Condensed Consolidated Financial Statements for further discussion of the Company's marketable securities.  The Company also received $7.0 million in proceeds from the sale of property, plant and equipment in the normal course of business primarily in our Marine Engine segment. Partially offsetting these items was $61.3 million of capital expenditures in the first six months of 2013.  The Company's capital spending is focused on new product introductions and growth initiatives, capacity expansion in Fond du Lac, Wisconsin, a new pontoon boat manufacturing facility and high priority, profit-maintaining capital and investments targeting operating cost reductions.

Cash flows used for financing activities of continuing operations were $124.9 million during the six months ended June 29, 2013. The cash outflow was primarily the result of repurchasing the remaining $249.8 million of the Company's Senior notes due in 2016 and paying a $24.2 million premium above par, partially offset by net proceeds received from issuing $150.0 million of new debt due in 2021 and paying $3.4 million in related debt issuance costs. See Note 16 – Debt in the Notes to Condensed Consolidated Financial Statements for further discussion.

2012 Cash Flow

In the first six months of 2012, net cash provided by operating activities of continuing operations totaled $65.9 million. The primary driver of the cash provided by operating activities was earnings adjusted for non-cash expenses. A seasonal increase in working capital had a negative effect on net cash provided by operating activities.  Accounts and notes receivable increased $103.8 million during the first six months of 2012, due primarily to seasonally higher sales in the Marine Engine segment.  The decrease in Accrued expenses of $68.1 million during the first six months of 2012 was driven primarily by the payment of the prior year's variable compensation, which had been accrued as of December 31, 2011. Partially offsetting these items was an increase in Accounts payable of $39.0 million, which was a result of seasonal increases in production in the Company's Marine Engine and Boat segments.

Net cash provided by investing activities of continuing operations during the first six months of 2012 totaled $12.0 million, which included net proceeds from marketable securities of $25.1 million that were used to satisfy interim working capital requirements during the second quarter. See Note 11 – Investments in Notes to Condensed Consolidated Financial Statements for further discussion of the Company's marketable securities.  The Company also received $18.1 million in proceeds from the sale of idle property, plant and equipment in its Boat and Marine Engine segments. Partially offsetting these items was $36.3 million of capital expenditures in the first six months of 2012.

Cash flows used for financing activities of continuing operations were $27.5 million during the six months ended June 30, 2012. The cash outflow was primarily the result of the Company's debt-repurchase activities.

Liquidity and Capital Resources

The Company views its highly liquid assets as of June 29, 2013, December 31, 2012, and June 30, 2012 as:

(in millions)	June 29, 2013	December 31, 2012	June 30, 2012
Cash and cash equivalents	$327.5	$284.3	$366.0
Short-term investments in marketable securities	2.7	92.3	96.4
Long-term investments in marketable securities	—	52.1	46.5
Total cash, cash equivalents and marketable securities	$330.2	$428.7	$508.9

The following table sets forth an analysis of net debt as of June 29, 2013, December 31, 2012, and June 30, 2012:

(in millions)	June 29, 2013	December 31, 2012	June 30, 2012
Short-term debt, including current maturities of long-term debt	$6.0	$8.2	$7.1
Long-term debt	466.4	563.6	668.2
Total debt	472.4	571.8	675.3
Less: Cash, cash equivalents and marketable securities	330.2	428.7	508.9
Net debt (A)	$142.2	$143.1	$166.4

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

The following table sets forth an analysis of total liquidity as of June 29, 2013, December 31, 2012, and June 30, 2012:

(in millions)	June 29, 2013	December 31, 2012	June 30, 2012
Cash, cash equivalents and marketable securities	$330.2	$428.7	$508.9
Amounts available under its asset-based lending facilities	279.0	272.8	275.0
Total liquidity (A)	$609.2	$701.5	$783.9

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

Cash, cash equivalents and marketable securities totaled $330.2 million as of June 29, 2013, a decrease of $98.5 million from $428.7 million as of December 31, 2012, and a decrease of $178.7 million from $508.9 million as of June 30, 2012.  Total debt as of June 29, 2013, December 31, 2012, and June 30, 2012 was $472.4 million, $571.8 million and $675.3 million, respectively.  As a result, the Company's Net debt decreased to $142.2 million as of June 29, 2013, from $143.1 million at December 31, 2012, and from $166.4 million as of June 30, 2012.  The Company's debt-to-capitalization ratio decreased to 68.9 percent as of June 29, 2013, from 88.0 percent as of December 31, 2012 and from 81.0 percent as of June 30, 2012, due primarily to reduced debt levels and the net effect of earnings along with changes in Treasury stock, Additional paid-in capital and Accumulated other comprehensive loss on Shareholders' equity.

In March 2011, the Company entered into a five-year $300.0 million secured, asset-based borrowing facility (Facility).  Borrowings under this Facility are limited to the lesser of $300.0 million or the value of the borrowing base, consisting of certain accounts receivable and inventory of the Company’s domestic subsidiaries.  As of June 29, 2013, the borrowing base totaled $327.6 million, and available borrowing capacity totaled $279.0 million, net of $21.0 million of letters of credit outstanding under the Facility.  The Company has the ability to issue up to $125.0 million in letters of credit under the Facility.  The Company had no borrowings under the Facility as of June 29, 2013.  The Company pays a facility fee of 25.0 to 62.5 basis points per annum, which is adjusted based on a leverage ratio.  The facility fee was 25.0 basis points per annum as of June 29, 2013.  Under the terms of the Facility, the Company has multiple borrowing options, including borrowing at a rate tied to adjusted LIBOR plus a spread of 225 to 300 basis points, which is adjusted based on a leverage ratio.  The borrowing spread was 225 basis points as of June 29, 2013.  The Company may also borrow at the highest of the following, plus a spread of 125 to 200 basis points, which is adjusted based on a leverage ratio (125 basis points as of June 29, 2013): the Federal Funds rate plus 0.50 percent; the Prime Rate established by JPMorgan Chase Bank, N.A.; or the one month adjusted LIBOR rate plus 1.00 percent.

The Company’s borrowing capacity may also be affected by the fixed charge covenant included in the Facility.  The covenant requires that the Company maintain a fixed charge coverage ratio, as defined in the agreement, of greater than 1.0, whenever unused borrowing capacity plus certain cash balances (together representing Availability) falls below $37.5 million.  At the end of the second quarter of 2013, the Company had a fixed charge coverage ratio in excess of 1.0, and therefore had full access to borrowing capacity available under the Facility.  When the fixed charge covenant ratio is below 1.0, the Company is required to maintain at least $37.5 million of Availability in order to be in compliance with the covenant.  Consequently, the borrowing capacity is effectively reduced by $37.5 million whenever the fixed charge covenant ratio falls below 1.0.

Management believes that the Company has adequate sources of liquidity to meet the Company's short-term and long-term needs.  As a result of debt retirements completed in 2013 and 2012, the next significant long-term debt maturity is not until 2021. The retirement of the Company's 2016 Senior notes in the second quarter of 2013 substantially completed the Company's planned debt reductions. The Company expects to increase net earnings in 2013 when compared with net earnings in 2012 from higher sales, improved operating earnings and lower net interest expense. The Company's working capital performance in 2013 will primarily be influenced by revenue growth. Net activity in working capital is expected to reflect a use of cash in 2013 in the range of $25 million to $50 million as seasonal changes in the marine businesses working capital is expected to result in generating cash through the liquidation of working capital over the remainder of 2013. The Company plans to increase capital expenditures from $115.2 million in 2012 to approximately 4 percent of projected net sales in 2013 in order to develop and introduce new products to its current portfolio, to capitalize on growth opportunities and to expand capacity. Despite higher spending levels and usage of cash for working capital, the Company plans to generate solid free cash flow in 2013 generally consistent with 2012 levels.

The Company contributed $1.5 million and $1.7 million to fund benefit payments in its nonqualified pension plan in the first six months of 2013 and 2012, respectively, and expects to contribute approximately $3 million of additional funding to the plan through the remainder of 2013.  The Company contributed $10.8 million and $20.0 million to its qualified pension plans in the six months ended June 29, 2013 and June 30, 2012, respectively. The Company expects to contribute between $50 million and $60 million to the qualified pension plans in 2013, compared with $65.6 million of contributions in 2012. Company contributions are subject to change based on market conditions, pension funding regulations and Company discretion.

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

Environmental Regulation

In its Marine Engine segment, Brunswick plans to continue to develop engine technologies to reduce engine emissions to comply with current and future emissions requirements.  The costs associated with these activities may have an adverse effect on Marine Engine segment operating margins and may affect short-term operating results.  The Company complies with current regulations and expects to comply fully with new regulations, but compliance will increase the cost of these products for the Company and the industry.  The Boat segment is also affected by evaporative emission requirements and has been re-engineering its fuel systems to comply with such regulations.  Additionally, it continues to pursue fiberglass boat manufacturing technologies and techniques to reduce air emissions at its boat manufacturing facilities.  The Company does not believe that compliance with federal, state and local environmental laws will have a material adverse effect on Brunswick’s competitive position.

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

Recent Accounting Pronouncements

Unrecognized Tax Benefit: In July 2013, the FASB amended the Accounting Standards Codification (ASC) to provide guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance states that entities should present an unrecognized tax benefit as a reduction of a deferred tax asset for an NOL or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. The amendment is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The Company is currently evaluating the impact that the adoption of the ASC amendment will have on the Company’s consolidated financial statements.

Comprehensive Income:  In February 2013, the FASB amended the ASC to require entities to provide information about amounts reclassified out of other comprehensive income by component. The Company is required to present, either on the face of the financial statements or in the notes, the amounts reclassified from other comprehensive income to the respective line items in the Condensed Consolidated Statements of Comprehensive Income. This amendment is effective for interim and annual periods beginning after December 15, 2012. Refer to Note 12 – Comprehensive Income in the Notes to Condensed Consolidated Financial Statements for the Company's disclosures as a result of adopting this amendment.

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

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations, estimates and projections about Brunswick's business. Forward-looking statements by their nature address matters that are, to different degrees, uncertain and often contain words such as "may", "could", "expect", "intend", "plan", "seek", "estimate", "believe", "predict", "potential" or "continue." These statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to: the effect of adverse general economic conditions, including the amount of disposable income available to consumers for discretionary purchases, tight consumer credit markets, and the level of consumer confidence on the demand for marine, fitness, billiards and bowling equipment, products and services; the ability of dealers and customers to secure adequate access to financing and the Company's ability to access capital and credit markets; the ability to maintain strong relationships with dealers, distributors and independent boat builders; the ability to maintain effective distribution and develop alternative distribution channels without disrupting incumbent distribution partners; the ability to successfully manage pipeline inventories and respond to any excess supply of repossessed and aged boats in the market; credit and collections risks, including the potential obligation to repurchase dealer inventory; the risk of losing a key account or a critical supplier; the strength and protection of the Company's brands and other intellectual property; the ability to spread fixed costs while establishing a smaller manufacturing footprint; the ability to successfully complete restructuring efforts in accordance with projected timeframes and costs; the ability to obtain components, parts and raw materials from suppliers in a timely manner and for a reasonable price; the need to meet pension funding obligations; the effect of higher energy and logistics costs, interest rates and fuel prices on the Company's results; competitive pricing pressures, including the impact of inflation and increased competition from Asian competitors; the ability to develop new and innovative products in response to changing retail demands and expectations that are differentiated for the global marketplace at a competitive price and in compliance with applicable laws; the effect of competition from other leisure pursuits on the level of participation in boating, fitness, bowling and billiards activities; the risk of product liability, warranty and other claims in connection with the manufacture and sale of products; the ability to respond to and minimize the negative financial impact of legislative and regulatory developments, including those related to environmental restrictions, climate change, healthcare costs, taxes and employee benefits; the ability to maintain market share, particularly in high-margin products; fluctuations in the Company's stock price due to external factors; the ability to maintain product quality and service standards expected by customers; the ability to increase manufacturing operations and meet production targets within time and budgets allowed; negative currency trends, including shifts in exchange rates; competition from new technologies; the ability to complete environmental remediation efforts and resolve claims and litigation at the cost estimated; the uncertainty and risks of doing business in international locations, including international political instability, civil unrest and other risks associated with operations in emerging markets; the risk of having to record an impairment to the value of goodwill and other assets; the effect that catastrophic events may have on consumer demand and the ability to manufacture products, including hurricanes, floods, earthquakes, and environmental spills; the effect of weather conditions on demand for marine products and retail bowling center revenues; the risk of losing individuals who are key contributors to the organization; and risks associated with the Company's information technology systems, including the continued use of legacy systems and the risk of a failure of or attacks on the Company's information systems, which could result in data security breaches, lost or stolen assets or information, and associated remediation costs.

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

Item 6.    Exhibits

4.1
Indenture, dated as of May 13, 2013, between Brunswick Corporation, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee as filed as Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 13, 2013 and hereby incorporated by reference.

4.2
Form of the Company's 4.625% Senior Notes due 2021, filed as Exhibit 4.2 (included in Exhibit 4.1) to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 13, 2013 and hereby incorporated by reference.

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

BRUNSWICK CORPORATION
July 31, 2013	By:	/s/ ALAN L. LOWE
Alan L. Lowe
Vice President – Finance and Controller

*Mr. Lowe is signing this report both as a duly authorized officer and as the principal accounting officer.