Form 10-Q
period 2013-09-28
BRUNSWICK CORP
filed 2013-10-31
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 28, 2013
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

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of October 29, 2013 was 90,947,278.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 28, 2013

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BRUNSWICK CORPORATION Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales	$892.4	$874.3	$2,986.0	$2,887.8
Cost of sales	654.1	641.3	2,184.2	2,132.7
Selling, general and administrative expense	143.1	135.5	414.2	406.6
Research and development expense	28.5	26.5	84.7	76.1
Restructuring, exit and impairment charges	3.1	14.3	12.7	15.3
Operating earnings	63.6	56.7	290.2	257.1
Equity loss	(0.3)	(0.7)	(1.3)	(3.1)
Other income (expense), net	0.5	(0.5)	1.6	2.0
Earnings before interest, loss on early extinguishment of debt and income taxes	63.8	55.5	290.5	256.0
Interest expense	(8.6)	(16.8)	(35.6)	(52.8)
Interest income	0.3	0.5	1.0	2.2
Loss on early extinguishment of debt	(0.3)	(7.5)	(32.7)	(11.9)
Earnings before income taxes	55.2	31.7	223.2	193.5
Income tax provision (benefit)	(2.2)	9.2	31.6	30.0
Net earnings from continuing operations	57.4	22.5	191.6	163.5

Discontinued operations:
Loss from discontinued operations, net of tax	(1.2)	(20.5)	(5.2)	(38.2)
Gain on disposal of discontinued operations, net of tax	1.6	—	1.6	—
Net earnings (loss) from discontinued operations, net of tax	0.4	(20.5)	(3.6)	(38.2)

Net earnings	$57.8	$2.0	$188.0	$125.3

Earnings (loss) per common share:
Basic
Earnings from continuing operations	$0.63	$0.25	$2.11	$1.82
Earnings (loss) from discontinued operations	0.00	(0.23)	(0.04)	(0.42)
Net earnings	$0.63	$0.02	$2.07	$1.40

Diluted
Earnings from continuing operations	$0.61	$0.24	$2.05	$1.77
Earnings (loss) from discontinued operations	0.00	(0.22)	(0.04)	(0.41)
Net earnings	$0.61	$0.02	$2.01	$1.36

Weighted average shares used for computation of:
Basic earnings (loss) per common share	91.3	89.8	91.0	89.7
Diluted earnings (loss) per common share	94.0	92.5	93.7	92.3

Comprehensive income	$67.9	$23.1	$191.6	$143.1

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Balance Sheets

(in millions)	September 28, 2013	December 31, 2012	September 29, 2012
	(unaudited)		(unaudited)
Assets
Current assets
Cash and cash equivalents, at cost, which approximates market	$326.1	$284.3	$310.3
Short-term investments in marketable securities	22.3	92.3	97.5
Total cash, cash equivalents and short-term investments in marketable securities	348.4	376.6	407.8
Restricted cash	13.0	13.0	20.0
Accounts and notes receivable, less allowances of $22.5, $27.1 and $29.1	416.9	349.2	403.8
Inventories
Finished goods	356.2	363.3	320.2
Work-in-process	148.2	142.4	137.0
Raw materials	75.6	70.1	76.9
Net inventories	580.0	575.8	534.1
Deferred income taxes	18.9	18.8	15.0
Prepaid expenses and other	25.3	26.7	25.5
Current assets held for sale	—	—	54.5
Current assets	1,402.5	1,360.1	1,460.7

Property
Land	82.2	80.6	80.6
Buildings and improvements	561.6	564.3	551.4
Equipment	1,003.5	997.4	988.2
Total land, buildings and improvements and equipment	1,647.3	1,642.3	1,620.2
Accumulated depreciation	(1,121.7)	(1,131.4)	(1,130.4)
Net land, buildings and improvements and equipment	525.6	510.9	489.8
Unamortized product tooling costs	76.8	70.5	65.6
Net property	602.4	581.4	555.4

Other assets
Goodwill	291.5	291.7	291.4
Other intangibles, net	36.1	38.1	39.7
Long-term investments in marketable securities	—	52.1	47.6
Equity investments	41.1	42.4	42.3
Other long-term assets	43.3	58.4	59.8
Long-term assets held for sale	—	—	11.0
Other assets	412.0	482.7	491.8

Total assets	$2,416.9	$2,424.2	$2,507.9

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Balance Sheets

(in millions)	September 28, 2013	December 31, 2012	September 29, 2012
	(unaudited)		(unaudited)
Liabilities and shareholders’ equity
Current liabilities
Short-term debt, including current maturities of long-term debt	$4.6	$8.2	$6.8
Accounts payable	328.1	334.4	332.2
Accrued expenses	525.4	576.2	549.9
Current liabilities held for sale	—	18.4	19.1
Current liabilities	858.1	937.2	908.0

Long-term liabilities
Debt	459.9	563.6	590.9
Deferred income taxes	94.6	92.7	85.0
Postretirement benefits	520.7	552.6	540.0
Other	194.3	197.5	195.4
Long-term liabilities held for sale	—	2.9	2.8
Long-term liabilities	1,269.5	1,409.3	1,414.1

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares	76.9	76.9	76.9
Additional paid-in capital	426.2	440.8	439.4
Retained earnings	691.2	503.2	583.0
Treasury stock, at cost: 11,696,000, 12,907,000 and 13,044,000 shares	(353.5)	(388.1)	(390.5)
Accumulated other comprehensive loss, net of tax	(551.5)	(555.1)	(523.0)
Shareholders’ equity	289.3	77.7	185.8

Total liabilities and shareholders’ equity	$2,416.9	$2,424.2	$2,507.9

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
(in millions)	September 28, 2013	September 29, 2012
Cash flows from operating activities
Net earnings	$188.0	$125.3
Less: net loss from discontinued operations, net of tax	(3.6)	(38.2)
Net earnings from continuing operations	191.6	163.5
Depreciation and amortization	64.7	67.7
Pension funding, net of expense	(11.9)	(23.8)
Gains on sale of property, plant and equipment, net	(6.0)	(3.2)
Other long-lived asset impairment charges	3.4	9.2
Deferred income taxes	(5.1)	8.3
Loss on early extinguishment of debt	32.7	11.9
Changes in certain current assets and current liabilities	(129.1)	(124.2)
Income taxes	13.1	6.0
Other, net	4.3	19.7
Net cash provided by operating activities of continuing operations	157.7	135.1
Net cash used for operating activities of discontinued operations	(33.5)	(28.4)
Net cash provided by operating activities	124.2	106.7

Cash flows from investing activities
Capital expenditures	(96.1)	(65.8)
Purchases of marketable securities	(21.6)	(157.4)
Sales or maturities of marketable securities	143.1	179.6
Investments	(0.3)	2.4
Proceeds from the sale of property, plant and equipment	8.2	18.6
Other, net	1.3	3.0
Net cash provided by (used for) investing activities of continuing operations	34.6	(19.6)
Net cash provided by (used for) investing activities of discontinued operations	11.5	(2.8)
Net cash provided by (used for) investing activities	46.1	(22.4)

Cash flows from financing activities
Net (payments) issuances of short-term debt	(1.7)	0.8
Net proceeds from issuances of long-term debt	146.6	—
Payments of long-term debt including current maturities	(258.5)	(103.2)
Net premium paid on early extinguishment of debt	(24.6)	(11.0)
Net proceeds from stock compensation activity, including excess tax benefits	9.7	1.2
Net cash used for financing activities of continuing operations	(128.5)	(112.2)
Net cash used for financing activities of discontinued operations	—	—
Net cash used for financing activities	(128.5)	(112.2)

Net increase (decrease) in cash and cash equivalents	41.8	(27.9)
Cash and cash equivalents at beginning of period	284.3	338.2

Cash and cash equivalents at end of period	$326.1	$310.3

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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Brunswick’s 2012 Annual Report on Form 10-K for the year ended December 31, 2012 (the 2012 Form 10-K).  These results include, in the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position of Brunswick as of September 28, 2013, December 31, 2012, and September 29, 2012, the results of operations for the three months and nine months ended September 28, 2013 and September 29, 2012, and the cash flows for the nine months ended September 28, 2013 and September 29, 2012.  Due to the seasonality of Brunswick’s businesses, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning thirteen weeks and ending on the Saturday closest to the end of that thirteen-week period.  The first three quarters of fiscal year 2013 ended on March 30, 2013, June 29, 2013 and September 28, 2013, and the first three quarters of fiscal year 2012 ended on March 31, 2012, June 30, 2012 and September 29, 2012.

Recent Accounting Pronouncements.  The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (FASB), the SEC, and the Emerging Issues Task Force, to determine the impact of new pronouncements on GAAP and the impact on the Company.  The following are recent accounting pronouncements that have been adopted during the nine months ended September 28, 2013, or will be adopted in future periods.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

In August 2013, the Company completed the sale of its Hatteras and Cabo boat businesses resulting in an after-tax gain of $1.6 million.

The following table discloses the results of operations of the Hatteras and Cabo businesses, including the gain on the disposal, reported as discontinued operations for the three months and nine months ended September 28, 2013 and September 29, 2012, respectively:

	Three Months Ended		Nine Months Ended
(in millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales	$2.0	$10.5	$23.0	$38.2

Loss from discontinued operations before income taxes	(2.0)	(19.2)	(8.0)	(37.2)
Income tax provision (benefit)	(0.8)	1.3	(2.8)	1.0
Loss from discontinued operations, net of tax	(1.2)	(20.5)	(5.2)	(38.2)
Gain on disposal of discontinued operations, net of tax (A)	1.6	—	1.6	—
Net earnings (loss) from discontinued operations, net of tax	$0.4	$(20.5)	$(3.6)	$(38.2)

(A) The Gain on disposal of discontinued operations for the three months and nine months ended September 28, 2013, includes a pre-tax loss of $(1.4) million and a net tax benefit of $3.0 million.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

There were no remaining net assets available for sale as of September 28, 2013. The following table reflects the summary of assets and liabilities held for sale as of December 31, 2012, for the Hatteras and Cabo businesses reported as discontinued operations:

(in millions)	December 31, 2012
Accounts and notes receivable, net	$—
Net inventory	—
Current assets held for sale	—

Long-term assets held for sale	—
Assets held for sale (B)	$—

Accounts payable	$3.8
Accrued expenses	14.6
Current liabilities held for sale	18.4

Other liabilities	2.9
Long-term liabilities held for sale	2.9
Liabilities held for sale	$21.3

(B) Assets held for sale at December 31, 2012 are shown net of reserves of $52.7 million.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

The following table is a summary of the expense associated with the restructuring, exit and impairment activities for the three months and nine months ended September 28, 2013 and September 29, 2012.  The 2013 charges consist of expenses related to actions initiated in 2013 and 2012. The 2012 charges consist of expenses related to actions initiated in 2012, 2010, 2009 and 2008.

	Three Months Ended		Nine Months Ended
(in millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Restructuring activities:
Employee termination and other benefits	$0.1	$0.7	$2.4	$0.4
Current asset write-downs	0.7	0.9	1.0	0.9
Transformation and other costs:
Consolidation of manufacturing footprint	1.9	1.5	5.1	5.2
Retention and relocation costs	—	—	0.4	—
Exit activities:
Employee termination and other benefits	0.3	—	0.9	—
Transformation and other costs:
Consolidation of manufacturing footprint	—	—	—	(0.2)
Loss on sale of non-strategic assets	0.1	—	0.6	—
Asset disposition actions:
Trade name impairments	—	0.7	—	0.7
Definite-lived asset impairments on disposal	—	10.5	2.3	8.3
Total restructuring, exit and impairment charges	$3.1	$14.3	$12.7	$15.3

The Company anticipates it may incur between $2 million and $4 million of additional restructuring charges in 2013 primarily related to known restructuring activities initiated during 2013 and 2012 in the Boat and Bowling & Billiards segments.  Reductions in demand for the Company’s products, further refinement of its product portfolio or further opportunities to consolidate manufacturing facilities and reduce costs, may result in additional restructuring, exit or impairment charges in future periods.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Actions Initiated in 2013

In the second quarter of 2013, the Company entered into an agreement to divest its European retail bowling centers in the Bowling & Billiards segment. The Company substantially completed this divestiture by the end of the third quarter of 2013. The Company announced in the first quarter of 2013 the consolidation of its yacht and motoryacht production at its Palm Coast, Florida manufacturing plant. As a result, the Company suspended manufacturing at its Sykes Creek boat manufacturing facility in nearby Merritt Island, Florida at the end of June 2013. The Company recorded restructuring, exit and impairment charges in 2013 related to these actions.

The restructuring, exit and impairment charges recorded in the three months and nine months ended September 28, 2013, related to actions initiated in 2013, by reportable segment, are summarized below:

	Three Months Ended	Nine Months Ended
(in millions)	September 28, 2013	September 28, 2013
Boat	$2.5	$7.4
Bowling & Billiards	0.5	2.0
Corporate	—	0.7
Total	$3.0	$10.1

The following is a summary of the charges by category associated with the Company’s 2013 restructuring initiatives:

	Three Months Ended	Nine Months Ended
(in millions)	September 28, 2013	September 28, 2013
Restructuring activities:
Employee termination and other benefits	$0.1	$2.2
Current asset write-downs	0.7	1.0
Transformation and other costs:
Consolidation of manufacturing footprint	1.8	3.4
Retention and relocation costs	—	0.4
Exit activities:
Employee termination and other benefits	0.3	0.9
Transformation and other costs:
Loss on sale of non-strategic assets	0.1	0.6
Asset disposition actions:
Definite-lived asset impairments	—	1.6
Total restructuring, exit and impairment charges	$3.0	$10.1

The restructuring, exit and impairment charges recorded in the nine months ended September 28, 2013 related to actions initiated in 2013, by reportable segment and category, are summarized below:

(in millions)	Boat	Bowling & Billiards	Corporate	Total
Employee termination and other benefits	$1.0	$1.4	$0.7	$3.1
Current asset write-downs	1.0	—	—	1.0
Transformation and other costs	3.8	0.6	—	4.4
Asset disposition actions	1.6	—	—	1.6
Total restructuring, exit and impairment charges	$7.4	$2.0	$0.7	$10.1

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the activity for restructuring, exit and impairment charges during the nine months ended September 28, 2013 related to actions initiated in 2013. The accrued costs as of September 28, 2013 represent cash expenditures needed to satisfy remaining obligations, the majority of which are expected to be paid by the end of 2013 and are included in Accrued expenses in the Condensed Consolidated Balance Sheets.

(in millions)	Costs Recognized in 2013	Non-cash (Charges)/Gains	Net Cash Payments	Accrued Costs as of Sept. 28, 2013
Employee termination and other benefits	$3.1	$—	$(0.8)	$2.3
Current asset write-downs	1.0	(1.0)	—	—
Transformation and other costs:
Consolidation of manufacturing footprint	3.4	—	(2.6)	0.8
Retention and relocation costs	0.4	—	(0.4)	—
Loss on sale of non-strategic assets	0.6	0.7	(1.2)	0.1
Asset disposition actions:
Definite-lived asset impairments	1.6	(1.6)	—	—
Total restructuring, exit and impairment charges	$10.1	$(1.9)	$(5.0)	$3.2

Actions Initiated in 2012

The Company recorded restructuring and impairment charges in 2012 relating to actions initiated in connection with the continued weakness in the fiberglass sterndrive boat market segments as well as the refinement of its North American boat product portfolio. As a result, the Company decided to exit Bayliner cruisers in the U.S. and European markets and to further reduce the Company's manufacturing footprint by closing its Knoxville, Tennessee production facility and consolidate its fiberglass cruiser manufacturing into other boat production facilities. Long-lived asset impairment charges were also recorded in the third quarter of 2012 for certain European and Asia-Pacific boat brands as a result of weak powerboat demand in these regions.

The restructuring, exit and impairment charges recorded in the three months and nine months ended September 28, 2013 and September 29, 2012, related to actions initiated in 2012, by reportable segment, are summarized below:

	Three Months Ended		Nine Months Ended
(in millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Boat	$0.1	13.8	$2.6	13.8
Fitness	—	0.1	—	0.1
Total	$0.1	$13.9	$2.6	$13.9

The following is a summary of the charges by category associated with the Company’s 2012 restructuring initiatives:

	Three Months Ended		Nine Months Ended
(in millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Restructuring activities:
Employee termination and other benefits	$—	$0.7	$0.2	$0.7
Current asset write-downs	—	0.9	—	0.9
Transformation and other costs:
Consolidation of manufacturing footprint	0.1	1.1	1.7	1.1
Asset disposition actions:
Trade name impairments	—	0.7	—	0.7
Definite-lived asset impairments	—	10.5	0.7	10.5
Total restructuring, exit and impairment charges	$0.1	$13.9	$2.6	$13.9

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The restructuring and impairment charges recorded in the nine months ended September 28, 2013 related to actions initiated in 2012, by reportable segment and category, are summarized below:

(in millions)	Boat	Total
Employee termination and other benefits	$0.2	$0.2
Transformation and other costs	1.7	1.7
Asset disposition actions	0.7	0.7
Total restructuring, exit and impairment charges	$2.6	$2.6

The restructuring and impairment charges recorded in the nine months ended September 29, 2012 related to actions initiated in 2012, by reportable segment and category, are summarized below:

(in millions)	Boat	Fitness	Total
Employee termination and other benefits	$0.6	$0.1	$0.7
Current asset write-downs	0.9	—	0.9
Transformation and other costs	1.1	—	1.1
Asset disposition actions	11.2	—	11.2
Total restructuring, exit and impairment charges	$13.8	$0.1	$13.9

The following table summarizes the activity for restructuring, exit and impairment charges during the nine months ended September 28, 2013 related to actions initiated in 2012. The accrued costs as of September 28, 2013 represent cash expenditures needed to satisfy remaining obligations, the majority of which are expected to be paid by the end of 2014 and are included in Accrued expenses in the Condensed Consolidated Balance Sheets.

(in millions)	Accrued Costs as of Jan. 1, 2013	Costs Recognized in 2013	Non-cash Charges	Net Cash Payments	Accrued Costs as of Sept. 28, 2013
Employee termination and other benefits	$1.9	$0.2	$—	$(1.8)	$0.3
Transformation and other costs:
Consolidation of manufacturing footprint	5.2	1.7	—	(4.0)	2.9
Asset disposition actions:
Definite-lived asset impairments	—	0.7	(0.7)	—	—
Total restructuring, exit and impairment charges	$7.1	$2.6	$(0.7)	$(5.8)	$3.2

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

There were no restructuring charges recorded during the three months and nine months ended September 28, 2013, related to actions initiated between 2008 and 2011. The restructuring, exit and impairment charges recorded in the three months and nine months ended September 29, 2012, related to actions initiated between 2008 and 2011, by reportable segment, are summarized below:

	Three Months Ended	Nine Months Ended
(in millions)	September 29, 2012	September 29, 2012
Marine Engine	$0.4	$3.0
Boat	—	(1.4)
Corporate	—	(0.2)
Total	$0.4	$1.4

The following is a summary of the charges by category associated with the Company’s 2011, 2010, 2009 and 2008 restructuring initiatives:

	Three Months Ended	Nine Months Ended
(in millions)	September 29, 2012	September 29, 2012
Restructuring activities:
Employee termination and other benefits	$—	$(0.3)
Transformation and other costs:
Consolidation of manufacturing footprint	0.4	4.1
Exit activities:
Transformation and other costs:
Consolidation of manufacturing footprint	—	(0.2)
Asset disposition actions:
Definite-lived asset gains on disposal	—	(2.2)
Total restructuring, exit and impairment charges	$0.4	$1.4

The restructuring, exit and impairment charges recorded in the nine months ended September 29, 2012, related to actions initiated between 2008 and 2011, by reportable segment and category, are summarized below:

(in millions)	Marine Engine	Boat	Corporate	Total
Employee termination and other benefits	$(0.3)	$—	$—	$(0.3)
Transformation and other costs	4.2	(0.1)	(0.2)	3.9
Asset disposition actions	(0.9)	(1.3)	—	(2.2)
Total restructuring, exit and impairment charges	$3.0	$(1.4)	$(0.2)	$1.4

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the activity for restructuring, exit and impairment charges during the nine months ended September 28, 2013 related to actions initiated between 2008 and 2011.  The accrued costs as of September 28, 2013 represent cash expenditures needed to satisfy remaining obligations, the majority of which are expected to be paid by the end of 2015 and are included in Accrued expenses in the Condensed Consolidated Balance Sheets.

(in millions)	Accrued Costs as of Jan. 1, 2013	Costs Recognized in 2013	Non-cash Charges	Net Cash Payments	Accrued Costs as of Sept. 28, 2013
Employee termination and other benefits	$1.2	$—	$—	$(0.7)	$0.5
Transformation and other costs:
Consolidation of manufacturing footprint	2.2	—	—	(1.0)	1.2
Total restructuring, exit and impairment charges	$3.4	$—	$—	$(1.7)	$1.7

Note 4 – Financial Instruments

The Company operates globally, with manufacturing and sales facilities in various locations around the world.  Due to the Company’s global operations, the Company engages in activities involving both financial and market risks.  The Company utilizes normal operating and financing activities, along with derivative financial instruments, to minimize these risks.

Derivative Financial Instruments. The Company uses derivative financial instruments to manage its risks associated with movements in foreign currency exchange rates, interest rates and commodity prices.  Derivative instruments are not used for trading or speculative purposes.  For certain derivative contracts, on the date a derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction (cash flow hedge).  The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction.  This process includes linking derivatives that are designated as hedges to specific forecasted transactions.  The Company also assesses, both at the hedge’s inception and monthly thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in the anticipated cash flows of the hedged item.  If the hedging relationship ceases to be highly effective, or it becomes probable that a forecasted transaction is no longer expected to occur, gains and losses on the derivative are recorded in Cost of sales or Interest expense as appropriate.  There were no material adjustments as a result of ineffectiveness to the results of operations for the three months and nine months ended September 28, 2013 and September 29, 2012. The fair market value of derivative financial instruments is determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded.  The effects of derivative and financial instruments are not expected to be material to the Company’s financial position or results of operations when considered together with the underlying exposure being hedged. Use of derivative financial instruments exposes the Company to credit risk with its counterparties when the fair value of a derivative contract is an asset. The Company mitigates this risk by entering into derivative contracts with highly rated counterparties. The maximum amount of loss due to counterparty credit risk is limited to the asset value of derivative financial instruments at September 28, 2013.

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

A cash flow hedge requires that as changes in the fair value of derivatives occur, the portion of the change deemed to be effective is recorded temporarily in Accumulated other comprehensive loss, an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  As of September 28, 2013, the term of derivative instruments hedging forecasted transactions ranged from one to 21 months.

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

Forward exchange contracts outstanding at September 28, 2013 and December 31, 2012 had notional contract values of $159.6 million and $116.0 million, respectively.  Option contracts outstanding at September 28, 2013 and December 31, 2012 had notional contract values of $72.0 million and $69.7 million, respectively.  The forward and options contracts outstanding at September 28, 2013, mature during 2013 and 2014 and mainly relate to the Euro, Japanese yen, Canadian dollar, Mexican peso, Australian dollar, British pound, Brazilian real, Swedish krona, New Zealand dollar, Norwegian krone and Hungarian forint. As of September 28, 2013, the Company estimates that during the next 12 months, it will reclassify approximately $1.2 million of net losses (based on current rates) from Accumulated other comprehensive loss to Cost of sales.

Interest Rate. The Company enters into forward starting interest rate swaps to hedge the interest rate risk associated with anticipated debt issuances. There were no forward starting interest rate swaps outstanding at September 28, 2013. Forward starting interest rate swaps outstanding at December 31, 2012 had notional contract values of $100.0 million. In connection with the issuance of $150.0 million of 4.625 percent Senior notes due 2021 in May 2013, the Company terminated the $100.0 million notional value forward starting interest swaps, which resulted in a net deferred loss of $5.8 million, which was recorded as a component of Accumulated other comprehensive loss in the second quarter.

As of September 28, 2013 and December 31, 2012, the Company had $5.3 million and $3.7 million of net deferred losses, respectively, associated with all forward starting interest rate swaps, which were included in Accumulated other comprehensive loss.  These amounts include gains deferred on forward starting interest rate swaps terminated in July 2006, net of losses deferred on forward starting swaps terminated in August 2008 and the forward starting swaps terminated in May 2013 discussed above.  In the second quarter of 2013, the Company recognized $1.1 million of income associated with the gains originally deferred in Accumulated other comprehensive loss resulting from the difference between the amount of new debt issued and the original notional value of swaps terminated in July 2006. As of September 28, 2013, the Company estimates that during the next 12 months, it will reclassify approximately $0.1 million of net losses (based on current rates) resulting from settled forward starting interest rate swaps from Accumulated other comprehensive loss to Interest expense.

Commodity Price. The Company uses commodity swaps to hedge anticipated purchases of aluminum, copper and natural gas.  Commodity swap contracts outstanding at September 28, 2013 and December 31, 2012 had notional contract values of $20.7 million and $26.0 million, respectively.  The contracts outstanding mature through 2015.  The amount of gain or loss associated with these instruments are deferred in Accumulated other comprehensive loss and are recognized in Cost of sales in the same period or periods during which the hedged transaction affects earnings.  As of September 28, 2013, the Company estimates that during the next 12 months it will reclassify approximately $1.9 million in net losses (based on current prices) from Accumulated other comprehensive loss to Cost of sales.

As of September 28, 2013, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets		Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid expenses and other	$1.6	Accrued expenses	$2.8
Commodity contracts	Prepaid expenses and other	—	Accrued expenses	1.8
Total		$1.6		$4.6

Other Hedging Activity
Foreign exchange contracts	Prepaid expenses and other	$—	Accrued expenses	$1.4
Total		$—		$1.4

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of December 31, 2012, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets		Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid expenses and other	0.8	Accrued expenses	3.7
Commodity contracts	Prepaid expenses and other	0.7	Accrued expenses	1.0
Interest rate contracts	Prepaid expenses and other	0.1	Accrued expenses	5.8
Total		$1.6		$10.5

Other Hedging Activity
Foreign exchange contracts	Prepaid expenses and other	—	Accrued expenses	0.2
Total		$—		$0.2

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the three months ended September 28, 2013 was:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)
Foreign exchange contracts	(3.0)	Cost of sales	(0.3)
Commodity contracts	0.1	Cost of sales	(0.9)
Total	$(2.9)		$(1.2)

Other Hedging Activity	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
Foreign exchange contracts	Cost of sales	$(1.6)
Foreign exchange contracts	Other income (expense), net	(0.3)
Total		$(1.9)

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 28, 2013 was:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)
Interest rate contracts	$(0.2)	Interest expense	$1.5
Foreign exchange contracts	(1.0)	Cost of sales	(3.2)
Commodity contracts	(3.6)	Cost of sales	(1.8)
Total	$(4.8)		$(3.5)

Other Hedging Activity	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
Foreign exchange contracts	Cost of sales	$(0.9)
Total		$(0.9)

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

Fair Value of Other Financial Instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, accounts and notes receivable and short-term debt, including current maturities of long-term debt, approximate their fair values because of the short maturity of these instruments.  At September 28, 2013 and December 31, 2012, the fair value of the Company’s long-term debt was approximately $460.7 million and $605.1 million, respectively, and was determined using Level 1 and Level 2 inputs described in Note 5 – Fair Value Measurements, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt.  The carrying value of long-term debt, including current maturities, was $464.5 million as of September 28, 2013.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

The following table summarizes Brunswick’s financial assets and liabilities measured at fair value on a recurring basis as of September 28, 2013:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$150.9	$9.9	$—	$160.8
Short-term investments in marketable securities	0.8	21.5	—	22.3
Restricted cash	13.0	—	—	13.0
Derivatives	—	1.6	—	1.6
Equity investments	0.6	—	—	0.6
Total assets	$165.3	$33.0	$—	$198.3

Liabilities:
Derivatives	$—	$6.0	$—	$6.0
Other	9.8	46.2	—	56.0
Total liabilities	$9.8	$52.2	$—	$62.0

The following table summarizes Brunswick’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$94.7	$12.7	$—	$107.4
Short-term investments in marketable securities	7.9	84.4	—	92.3
Long-term investments in marketable securities	52.1	—	—	52.1
Restricted cash	13.0	—	—	13.0
Derivatives	—	1.6	—	1.6
Equity investments	0.8	—	—	0.8
Total assets	$168.5	$98.7	$—	$267.2

Liabilities:
Derivatives	$—	$10.7	$—	$10.7
Other	8.7	36.0	—	44.7
Total liabilities	$8.7	$46.7	$—	$55.4

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Note 6 – Share-Based Compensation

Under the 2003 Stock Incentive Plan (Plan), the Company may grant stock options, stock appreciation rights (SARs), non-vested stock and other types of share-based awards to executives and other management employees.  Under the Plan, the Company may issue up to 13.1 million shares from treasury shares and from authorized, but unissued, shares of common stock.  As of September 28, 2013, 2.0 million shares remained available for grant.

Stock Options and SARs

Since the beginning of 2005, the Company has issued stock-settled SARs and has not issued any stock options. The Company has not issued SARs in 2013. During the three months and nine months ended September 29, 2012, the Company granted 0.0 million and 0.4 million SARs, respectively. In the three months and nine months ended September 28, 2013, there was $0.5 million and $2.4 million, respectively, of total expense after adjusting for forfeitures, due to amortization of SARs granted. In the three months and nine months ended September 29, 2012, there was $1.6 million and $4.9 million, respectively, of total expense after adjusting for forfeitures, due to amortization of SARs granted.

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

Non-vested stock awards

The Company grants both stock-settled and cash-settled non-vested stock units and awards to key employees as determined by the Human Resources and Compensation Committee. During the three months and nine months ended September 28, 2013, the Company granted 0.0 million and 0.3 million stock awards, respectively. The Company granted 0.0 million and 0.3 million of stock awards during the three months and nine months ended September 29, 2012. The Company recognizes the cost of non-vested stock awards on a straight-line basis over the requisite service period. Additionally, cash-settled non-vested stock units and awards are recorded as a liability in the balance sheet, which is adjusted to fair value each reporting period through stock compensation expense. During the three months and nine months ended September 28, 2013, $2.7 million and $7.4 million, respectively, was charged to compensation expense for non-vested stock awards. During the three months and nine months ended September 29, 2012, $1.6 million and $4.3 million, respectively, was charged to compensation expense for non-vested stock awards.

As of September 28, 2013, the Company had $7.1 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. The Company expects this cost to be recognized over a weighted average period of 1.1 years.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Performance Awards

In both February 2013 and 2012, the Company granted 0.1 million performance shares to certain senior executives. The share awards are based on two performance measures--a cash flow return on investment (CFROI) measure and a total shareholder return (TSR) modifier. Target performance shares are earned during a one-year CFROI performance period, commencing at the beginning of the calendar year of each grant. The target performance shares earned from CFROI performance are then subject to a TSR modifier based on performance against a predefined comparator group over a three-year performance period which starts at the beginning of the calendar year of each grant. Additionally, in February 2013, the Company granted 26,000 performance shares to non-executive officers and certain senior managers based solely on the CFROI measure utilizing the same one-year performance period mentioned above. Based upon projections of probable attainment of the CFROI measure and the projected TSR modifier used to determine the performance awards, $1.7 million and $4.0 million, respectively, was charged to compensation expense for the three months and nine months ended September 28, 2013. In the three months and nine months ended September 29, 2012, $0.6 million and $1.7 million, respectively, was charged to compensation expense based upon projections of probable attainment of the CFROI measure and the projected TSR modifier used to determine the performance awards.

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

As of September 28, 2013, the Company had $2.2 million of total unrecognized compensation cost related to performance awards. The Company expects this cost to be recognized over a weighted average period of 1.2 years. As of September 28, 2013, 15,400 share awards granted in 2012 remain unvested resulting in $0.2 million of total unrecognized compensation cost that the Company expects to be recognized over a weighted average period of 1.3 years.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Basic and diluted earnings (loss) per common share for the three months and nine months ended September 28, 2013, and for the comparable periods ended September 29, 2012, were calculated as follows:

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net earnings from continuing operations	$57.4	$22.5	$191.6	$163.5
Net earnings (loss) from discontinued operations, net of tax	0.4	(20.5)	(3.6)	(38.2)
Net earnings	$57.8	$2.0	$188.0	$125.3

Weighted average outstanding shares – basic	91.3	89.8	91.0	89.7
Dilutive effect of common stock equivalents	2.7	2.7	2.7	2.6
Weighted average outstanding shares – diluted	94.0	92.5	93.7	92.3

Basic earnings (loss) per common share:
Continuing operations	$0.63	$0.25	$2.11	$1.82
Discontinued operations	0.00	(0.23)	(0.04)	(0.42)
Net earnings	$0.63	$0.02	$2.07	$1.40

Diluted earnings (loss) per common share:
Continuing operations	$0.61	$0.24	$2.05	$1.77
Discontinued operations	0.00	(0.22)	(0.04)	(0.41)
Net earnings	$0.61	$0.02	$2.01	$1.36

As of September 28, 2013, the Company had 6.2 million options outstanding, of which 4.9 million were exercisable.  This compares with 8.4 million options outstanding, of which 5.7 million were exercisable, as of September 29, 2012.  During both the three months and nine months ended September 28, 2013, there were 0.9 million average shares of options outstanding for which the exercise price was greater than the average market price of the Company’s shares for the period then ended.  These options were not included in the computation of diluted earnings per common share because the effect would have been anti-dilutive. This compares to 2.2 million and 2.3 million anti-dilutive weighted average shares of options outstanding that were excluded from the corresponding periods ended September 29, 2012. Changes in average outstanding basic shares from September 29, 2012 to September 28, 2013, reflect the impact of options exercised and the vesting of stock and performance awards since the beginning of 2012.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 8 – Commitments and Contingencies

Financial Commitments

The Company has entered into guarantees of indebtedness of third parties, primarily in connection with customer financing programs.  Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount that is less than total obligations outstanding.  The Company has also extended guarantees to third parties that have purchased customer receivables from Brunswick and, in certain instances, has guaranteed secured term financing of its customers.  Potential payments in connection with these customer financing arrangements generally extend over several years.  The potential cash obligations associated with these customer financing arrangements as of September 28, 2013 and September 29, 2012 were:

	Single Year Obligation		Maximum Obligation
(in millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Marine Engine	$5.3	$4.1	$5.3	$4.1
Boat	2.1	2.5	2.1	2.5
Fitness	27.2	26.9	32.4	31.5
Bowling & Billiards	0.6	1.2	1.0	2.0
Total	$35.2	$34.7	$40.8	$40.1

In most instances, upon repurchase of the debt obligation, the Company receives rights to the collateral securing the financing.  The Company’s risk under these arrangements is partially mitigated by the value of the collateral that secures the financing.  The Company had $1.7 million and $2.7 million accrued for potential losses related to recourse exposure at September 28, 2013 and September 29, 2012, respectively.

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the customer, to repurchase from the third-party lender those Brunswick products repossessed from the customer.  These arrangements are typically subject to a maximum repurchase amount.  The reductions in single and maximum year obligations between 2012 and 2013 in the table below reflect changes to maximum repurchase terms in the Boat segment, which were agreed to in the first quarter of 2013. The potential cash payments the Company could be required to make to repurchase collateral as of September 28, 2013 and September 29, 2012 were:

	Single Year Obligation		Maximum Obligation
(in millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Marine Engine	$2.1	$1.5	$2.1	$1.5
Boat	61.7	81.0	61.7	101.0
Bowling & Billiards	0.2	—	0.2	—
Total	$64.0	$82.5	$64.0	$102.5

The Company’s risk under these repurchase arrangements is partially mitigated by the value of the products repurchased as part of the transaction.  The Company had $1.6 million and $2.1 million accrued for potential losses related to repurchase exposure at September 28, 2013 and September 29, 2012, respectively.  The Company’s repurchase accrual represents the expected losses that could result from obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of those products to alternative dealers.

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

The Company has accounts receivable sale arrangements with third parties which are included in the guarantee arrangements discussed above.  The Company treats the sale of receivables in which the Company retains an interest as a secured obligation as the transfers of the receivables under these arrangements do not meet the requirements of a “true sale.”  Accordingly, the current portion of receivables underlying these arrangements of $33.6 million and $36.8 million was recorded in Accounts and notes

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

receivable and Accrued expenses as of September 28, 2013 and December 31, 2012, respectively.  Further, the long-term portion of receivables underlying these arrangements of $17.5 million and $24.1 million as of September 28, 2013 and December 31, 2012, respectively, was recorded in Other long-term assets and Other long-term liabilities.

Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling $23.0 million and $13.5 million, respectively, as of September 28, 2013.  A large portion of these standby letters of credit and surety bonds are related to the Company’s self-insured workers’ compensation program as required by its insurance companies and various state agencies.  The Company has recorded reserves to cover the anticipated liabilities associated with these programs.  Under certain circumstances, such as an event of default under the Company’s revolving credit facility, or, in the case of surety bonds, a ratings downgrade below investment grade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds.  As a result of improving credit metrics, the Company is no longer required to post letters of credit as collateral against surety bonds.

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

The following activity related to product warranty liabilities was recorded in Accrued expenses during the nine months ended September 28, 2013 and September 29, 2012:

(in millions)	September 28, 2013	September 29, 2012
Balance at beginning of period	$127.7	$129.9
Payments made	(48.7)	(55.2)
Provisions/additions for contracts issued/sold	43.1	47.4
Aggregate changes for preexisting warranties	(2.8)	(2.2)
Warranty liability assumed from joint venture	—	7.4
Warranty liability retained from discontinued operations	3.0	—
Balance at end of period	$122.3	$127.3

In the third quarter of 2013, the Company retained the warranty liability for Hatteras and Cabo boats sold or completed prior to selling these businesses as discussed in Note 2 – Discontinued Operations. In the second quarter of 2012, the Company assumed its share of the warranty liability from Cummins MerCruiser Diesel Marine LLC, the joint venture between Brunswick's Mercury Marine division and Cummins Marine, a division of Cummins Inc., in connection with the dissolution of the joint venture as discussed in Note 11 – Investments.

Additionally, end users of the Company's Marine Engine, Boat and Fitness segments' products may purchase a contract from the Company that extends product warranty beyond the standard period.  For certain extended warranty contracts in which the Company retains the warranty or administration obligation, a deferred liability is recorded based on the aggregate sales price for contracts sold.  The deferred liability is reduced and revenue is recognized over the contract period during which costs are expected to be incurred.  Deferred revenue associated with contracts sold by the Company that extend product protection beyond the standard product warranty period, not included in the table above, was $55.8 million and $49.4 million at September 28, 2013 and December 31, 2012, respectively, and is recorded in Accrued expenses and Other long-term liabilities.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Legal and Environmental

The Company accrues for litigation exposure when it is probable that future costs will be incurred and such costs can be reasonably estimated. Adjustments to estimates are recorded in the period the adjustments are identified. Management does not believe that there is a reasonable possibility that a material loss exceeding the amounts already recognized for the Company’s litigation claims and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

There were no significant changes to the legal and environmental commitments that were discussed in Note 12 to the consolidated financial statements in the 2012 Form 10-K.

Note 9 – Financing Receivables

The Company has recorded financing receivables, which are defined as a contractual right to receive money, recognized as assets on its Condensed Consolidated Balance Sheets as of September 28, 2013, December 31, 2012 and September 29, 2012.  Substantially all of the Company’s financing receivables are for commercial customers.  The Company classifies its financing receivables into three categories: receivables repurchased under recourse provisions (Recourse Receivables); receivables sold to third-party finance companies (Third-Party Receivables) and customer notes and other (Other Receivables).  Recourse Receivables are the result of the contingent recourse arrangements discussed in Note 8 – Commitments and Contingencies.  Third-Party Receivables are accounts that have been sold to third-party finance companies, but do not meet the definition of a true sale, and are therefore recorded as an asset with an offsetting balance recorded as a secured obligation in Accrued expenses and Other long-term liabilities as discussed in Note 8 – Commitments and Contingencies.  Other Receivables are mostly comprised of notes from customers, which are originated by the Company in the normal course of business.  Financing receivables are carried at their face amounts less an allowance for doubtful accounts.

The Company sells a broad range of recreational products to a worldwide customer base and extends credit to its customers based upon an ongoing credit evaluation program.  The Company’s business units maintain credit organizations to manage financial exposure and perform credit risk assessments on an individual account basis.  Accounts are not aggregated into categories for credit risk determinations.  Due to the composition of the account portfolio, the Company does not believe that the credit risk posed by the Company’s financing receivables is significant to its operations or financial position.  There were no significant troubled debt restructurings during the three months or nine months ended September 28, 2013.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following are the Company’s financing receivables, excluding trade accounts receivable contractually due within one year, by segment as of September 28, 2013:

(in millions)	Marine Engine	Boat	Fitness	Bowling & Billiards	Corporate	Total
Recourse Receivables:
Short-term	$—	$—	$1.0	$5.4	$—	$6.4
Long-term	—	—	0.4	2.9	—	3.3
Allowance for credit loss	—	—	(0.5)	(4.4)	—	(4.9)
Total	—	—	0.9	3.9	—	4.8

Third-Party Receivables:
Short-term	9.5	1.6	22.5	—	—	33.6
Long-term	—	—	17.5	—	—	17.5
Allowance for credit loss	—	—	—	—	—	—
Total	9.5	1.6	40.0	—	—	51.1

Other Receivables:
Short-term	9.2	0.3	0.8	—	0.2	10.5
Long-term	1.0	0.6	0.2	—	—	1.8
Allowance for credit loss	—	(0.6)	—	—	—	(0.6)
Total	10.2	0.3	1.0	—	0.2	11.7

Total Financing Receivables	$19.7	$1.9	$41.9	$3.9	$0.2	$67.6

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

The following table sets forth activity related to the allowance for credit loss on financing receivables during the nine months ended September 28, 2013:

(in millions)	Boat	Fitness	Bowling & Billiards	Total
Recourse Receivables:
Beginning balance	$—	$0.9	$5.4	$6.3
Current period provision	—	0.2	—	0.2
Direct write-downs	—	(0.3)	(0.8)	(1.1)
Recoveries	—	(0.3)	(0.2)	(0.5)
Ending balance	$—	$0.5	$4.4	$4.9

Other Receivables:
Beginning balance	$2.8	$0.2	$—	$3.0
Current period provision	—	—	—	—
Direct write-downs	(2.2)	(0.2)	—	(2.4)
Recoveries	—	—	—	—
Ending balance	$0.6	$—	$—	$0.6

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Operating Segments

The following table sets forth net sales and operating earnings (loss) of each of the Company's reportable segments for the three months ended September 28, 2013 and September 29, 2012:

	Net Sales		Operating Earnings (Loss)
	Three Months Ended		Three Months Ended
(in millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Marine Engine	$511.1	$503.5	$75.2	$74.5
Boat	191.7	195.4	(16.9)	(24.3)
Marine eliminations	(49.1)	(51.0)	—	—
Total Marine	653.7	647.9	58.3	50.2
Fitness	165.9	151.9	25.3	23.1
Bowling & Billiards	72.8	74.5	1.0	3.2
Pension - non-service costs	—	—	(4.6)	(6.1)
Corporate/Other	—	—	(16.4)	(13.7)
Total	$892.4	$874.3	$63.6	$56.7

The following table sets forth net sales and operating earnings (loss) of each of the Company's reportable segments for the nine months ended September 28, 2013 and September 29, 2012:

	Net Sales		Operating Earnings (Loss)
	Nine Months Ended		Nine Months Ended
(in millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Marine Engine	$1,664.6	$1,584.1	$266.1	$227.3
Boat	792.3	795.9	0.1	4.9
Marine eliminations	(182.8)	(181.5)	—	—
Total Marine	2,274.1	2,198.5	266.2	232.2
Fitness	482.9	452.3	70.6	66.7
Bowling & Billiards	229.0	237.0	17.5	20.0
Pension - non-service costs	—	—	(14.1)	(17.9)
Corporate/Other	—	—	(50.0)	(43.9)
Total	$2,986.0	$2,887.8	$290.2	$257.1

The following table sets forth total assets of each of the Company's reportable segments:

	Total Assets
(in millions)	September 28, 2013	December 31, 2012
Marine Engine	$809.9	$728.0
Boat	338.9	333.7
Total Marine	1,148.8	1,061.7
Fitness	539.1	558.9
Bowling & Billiards	258.6	251.7
Corporate/Other	470.4	551.9
Total	$2,416.9	$2,424.2

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

The following is a summary of the Company’s available-for-sale securities as of September 28, 2013:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)
Corporate Bonds	$21.5	$—	$—	$21.5
U.S. Treasury Bills	0.8	—	—	0.8
Total available-for-sale securities	$22.3	$—	$—	$22.3

The following is a summary of the Company’s available-for-sale securities as of December 31, 2012:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)
Agency Bonds	$59.2	$—	$—	$59.2
Corporate Bonds	66.4	—	—	66.4
Commercial Paper	16.0	—	—	16.0
Certificate of Deposit	2.0	—	—	2.0
U.S. Treasury Bills	0.8	—	—	0.8
Total available-for-sale securities	$144.4	$—	$—	$144.4

The net carrying value and estimated fair value of debt securities at September 28, 2013, by contractual maturity, are shown below:

(in millions)	Amortized cost	Fair value (net carrying amount)
Available-for-sale debt securities:
Due in one year or less	$22.3	$22.3
Total available-for-sale debt securities	$22.3	$22.3

The net carrying value and estimated fair value of debt securities at December 31, 2012, by contractual maturity, are shown below:

(in millions)	Amortized cost	Fair value (net carrying amount)
Available-for-sale debt securities:
Due in one year or less	$92.3	$92.3
Due after one year through two years	52.1	52.1
Total available-for-sale debt securities	$144.4	$144.4

The Company had $107.4 million in redemptions and $35.7 million in sales of available-for-sale securities during the nine months ended September 28, 2013. During the second quarter of 2013, proceeds from the redemptions and sales of available-for-sale securities were used to repurchase outstanding Senior notes due in 2016. Refer to Note 16 – Debt for more information. The Company had $137.7 million in redemptions and $41.9 million in sales of available-for-sale securities during the nine months

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

ended September 29, 2012. The net adjustment to Unrealized investment losses on available-for-sale securities included in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets was $0.0 million for both the three months and nine months ended September 28, 2013. The net adjustment to Unrealized investment losses on available-for-sale securities included in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets was $0.1 million for both the three months and nine months ended September 29, 2012.

At each reporting date, management reviews the debt securities to determine if any loss in the value of a security below its amortized cost should be considered “other-than-temporary.”  For the evaluation, management determines whether it intends to sell or if it is more likely than not that it will be required to sell the securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and the strategy for managing the Company’s securities portfolio. For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is likely the amortized cost value will be recovered. The Company also considers the nature of the securities, the credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, market conditions and whether the Company intends to sell or whether it is more likely than not the Company will be required to sell the debt securities.  As of September 28, 2013, there were no unrealized losses related to debt securities that required management evaluation.

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

Note 12 – Comprehensive Income

Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets includes prior service costs and credits and net actuarial gains and losses for defined benefit plans; foreign currency cumulative translation adjustments; unrealized derivative gains and losses; and unrealized investment gains and losses, all net of tax.  Changes in the components of Accumulated other comprehensive loss for the three months and nine months ended September 28, 2013 and September 29, 2012 were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net earnings	$57.8	$2.0	$188.0	$125.3
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	7.3	11.1	(6.1)	4.7
Net change in unrealized losses on investments	—	0.1	—	0.2
Net change in unamortized prior service credits	(1.7)	(1.9)	(5.2)	(5.5)
Net change in unamortized actuarial losses	5.5	11.8	17.0	23.8
Net change in unrealized derivative losses	(1.0)	—	(2.1)	(5.4)
Total other comprehensive income	10.1	21.1	3.6	17.8
Comprehensive income	$67.9	$23.1	$191.6	$143.1

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the three months ended September 28, 2013:

(in millions)	Foreign currency translation	Prior service credits	Actuarial losses	Derivative losses	Total
Beginning balance	$5.0	$0.9	$(555.7)	$(11.8)	$(561.6)
Other comprehensive income (loss) before reclassifications	7.3	—	(0.1)	(2.5)	4.7
Amounts reclassified from Accumulated other comprehensive loss	—	(1.7)	5.6	1.5	5.4
Net current-period other comprehensive income (loss)	7.3	(1.7)	5.5	(1.0)	10.1
Ending balance	$12.3	$(0.8)	$(550.2)	$(12.8)	$(551.5)

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the nine months ended September 28, 2013:

(in millions)	Foreign currency translation	Prior service credits	Actuarial losses	Derivatives losses	Total
Beginning balance	$18.4	$4.4	$(567.2)	$(10.7)	$(555.1)
Other comprehensive income (loss) before reclassifications	(5.4)	—	0.1	(5.8)	(11.1)
Amounts reclassified from Accumulated other comprehensive loss	(0.7)	(5.2)	16.9	3.7	14.7
Net current-period other comprehensive income (loss)	(6.1)	(5.2)	17.0	(2.1)	3.6
Ending balance	$12.3	$(0.8)	$(550.2)	$(12.8)	$(551.5)

The following table presents reclassification adjustments out of Accumulated other comprehensive loss during the three months ended September 28, 2013:

(in millions)
Details about Accumulated other comprehensive income (loss) components	Amount reclassified from Accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Amortization of defined benefit items:
Prior service credits	$1.7	(B)
Net actuarial losses	(5.6)	(B)
	(3.9)	Total before tax
	—	Tax benefit (A)
	$(3.9)	Net of tax

Amount of loss reclassified into earnings on derivative contracts:
Interest rate contracts	$—	Interest expense
Foreign exchange contracts	(0.3)	Cost of sales
Commodity contracts	(0.9)	Cost of sales
	(1.2)	Total before tax
	(0.3)	Tax expense (A)
	$(1.5)	Net of tax

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents reclassification adjustments out of Accumulated other comprehensive loss during the nine months ended September 28, 2013:

(in millions)
Details about Accumulated other comprehensive income (loss) components	Amount reclassified from Accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Amount of gain reclassified into earnings on foreign currency:
Foreign currency cumulative translation adjustment	$0.7	Selling, general and administrative expense
	0.7	Total before tax
	—	Tax benefit (A)
	$0.7	Net of tax

Amortization of defined benefit items:
Prior service credits	$5.2	(B)
Net actuarial losses	(16.9)	(B)
	(11.7)	Total before tax
	—	Tax benefit (A)
	$(11.7)	Net of tax

Amount of gain (loss) reclassified into earnings on derivative contracts:
Interest rate contracts	$1.5	Interest expense
Foreign exchange contracts	(3.2)	Cost of sales
Commodity contracts	(1.8)	Cost of sales
	(3.5)	Total before tax
	(0.2)	Tax expense (A)
	$(3.7)	Net of tax

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

In March 2013, the term of the BAC joint venture was extended through December 31, 2016.  The joint venture agreement contains provisions allowing for the renewal of the agreement or the purchase of the other party’s interest in the joint venture at the end of its term.  Alternatively, either partner may terminate the agreement at the end of its term.  The joint venture agreement contains a financial covenant that is conformed to the minimum fixed-charge coverage ratio test contained in the Facility as described in Note 16 – Debt.  Compliance with the fixed-charge coverage ratio test under the joint venture agreement is only required when the Company’s Availability under the Facility, as described in Note 16 – Debt, is below $37.5 million.  As of September 28, 2013, the Company was in compliance with the fixed-charge coverage ratio covenant under both the joint venture agreement and the Facility.

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

The Company considers BFS’s investment in BAC as an investment in a variable interest entity of which the Company is not the primary beneficiary.  To be considered the primary beneficiary, the Company must have the power to direct the activities of BAC that most significantly impact BAC’s economic performance and the Company must have the obligation to absorb losses or the right to receive benefits from BAC that could be potentially significant to BAC.  Based on a qualitative analysis performed by the Company, BFS did not meet the definition of a primary beneficiary.  As a result, BFS’s investment in BAC is accounted for by the Company under the equity method and is recorded as a component of Equity investments in its Condensed Consolidated Balance Sheets.  The Company records BFS’s share of income or loss in BAC based on its ownership percentage in the joint venture in Equity loss in its Condensed Consolidated Statements of Comprehensive Income.  BFS’s equity investment is adjusted monthly to maintain a 49 percent interest in accordance with the capital provisions of the joint venture agreement.  The Company funds its investment in BAC through cash contributions and reinvested earnings.  BFS’s total investment in BAC at September 28, 2013 and December 31, 2012 was $10.6 million and $10.5 million, respectively.

The Company’s maximum loss exposure relating to BAC is detailed as follows:

(in millions)	September 28, 2013	December 31, 2012
Investment	$10.6	$10.5
Repurchase and recourse obligations (A)	51.7	72.3
Liabilities (B)	(1.2)	(1.6)
Total maximum loss exposure	$61.1	$81.2

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

BFS recorded income related to the operations of BAC of $0.8 million and $3.0 million for the three months and nine months ended September 28, 2013, respectively. During the three months and nine months ended September 29, 2012, BFS recorded income of $0.7 million and $2.7 million, respectively. This income includes amounts earned by BFS under the aforementioned income sharing agreement.

Note 14 – Income Taxes

The Company recognized an income tax benefit from continuing operations for the three months ended September 28, 2013 of $2.2 million, which included a net benefit of $4.3 million mainly associated with the reassessment of tax reserves as well as unfavorable valuation allowance adjustments primarily related to stock-based compensation. The Company recognized an income tax provision from continuing operations for the nine months ended September 28, 2013 of $31.6 million, which included a net charge of $9.0 million mainly associated with unfavorable valuation allowance adjustments primarily related to stock-based compensation and the reassessment of tax reserves. The Company recognized an income tax provision from continuing operations of $9.2 million for the three months ended September 29, 2012, which included a charge of $2.3 million primarily related to the reassessment of tax reserves. The Company recognized an income tax provision from continuing operations of $30.0 million for the nine months ended September 29, 2012, which included a net tax charge of $0.1 million. The net tax charge included the reassessment of tax reserves and unfavorable valuation allowance adjustments primarily related to stock-based compensation, partially offset by the benefit of the release of valuation allowances.  The effective tax rate from continuing operations, which is calculated as the income tax benefit or provision as a percentage of pretax income, for the three months and nine months ended September 28, 2013 was (4.0) percent and 14.2 percent, respectively. The effective tax rate from continuing operations for the three months and nine months ended September 29, 2012 was 29.0 percent and 15.5 percent, respectively.

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

In certain jurisdictions, the Company is either in or just emerging from a cumulative three-year loss position, which is significant negative evidence when evaluating the realizability of its deferred tax assets. In the Company's judgment, this and other negative evidence continues to outweigh the positive evidence of profitability in 2011, 2012 and the first nine months of 2013, thereby requiring the Company to continue to maintain full valuation allowances for certain entities in the third quarter of 2013. The Company will continue to evaluate the need to maintain these valuation reserves against the deferred tax assets. To the extent positive evidence trends continue and the Company's final plans for 2014 and future long-term forecasts show sustained profitability, the Company's conclusion regarding the need for full valuation allowances could change, making it possible that a significant portion of the Company's $723.4 million of deferred tax asset valuation allowance balances as of September 28, 2013 could be reversed by the end of 2013.

As of September 28, 2013 and December 31, 2012, the Company had $10.6 million and $27.8 million of gross unrecognized tax benefits, including interest, respectively.  The Company believes it is reasonably possible that the total amount of gross unrecognized tax benefits, as of September 28, 2013, could decrease by approximately $5.3 million in the next 12 months due to settlements with taxing authorities or lapses in the statute of limitations.  Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in 2013, but the amount cannot be estimated.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  As of September 28, 2013 and December 31, 2012, the Company had approximately $0.7 million and $3.1 million accrued for the payment of interest, respectively. There were no amounts accrued for penalties at September 28, 2013 and December 31, 2012.

The Company is regularly audited by federal, state and foreign tax authorities. The Company's taxable years 2010 through 2012 are currently open for examination by the Internal Revenue Service (IRS). The federal statute of limitations has expired for the taxable years 2006 through 2009. Primarily as a result of filing amended returns, which were generated by the closing of federal income tax audits, the Company is still open to state and local tax audits in major tax jurisdictions dating back to the 2004 taxable year. With the exception of Germany, where the 2002 through 2007 tax audit has been completed and final tax assessments are pending, the Company is no longer subject to income tax examinations by any other major foreign tax jurisdiction for years prior to 2007.

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

Pension and other postretirement benefit costs included the following components for the three months ended September 28, 2013 and September 29, 2012:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
(in millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Service cost	$—	$0.1	$—	$—
Interest cost	13.5	14.4	0.5	0.4
Expected return on plan assets	(14.2)	(13.7)	—	—
Amortization of prior service credits	—	—	(1.4)	(1.6)
Amortization of net actuarial losses (gains)	5.3	5.4	0.3	(0.6)
Net pension and other benefit costs	$4.6	$6.2	$(0.6)	$(1.8)

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Pension and other postretirement benefit costs included the following components for the nine months ended September 28, 2013 and September 29, 2012:

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended		Nine Months Ended
(in millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Service cost	$0.1	$0.2	$—	$—
Interest cost	40.5	43.2	1.5	1.8
Expected return on plan assets	(42.7)	(41.3)	—	—
Amortization of prior service credits	—	—	(4.3)	(4.7)
Amortization of net actuarial losses	16.0	16.4	0.9	0.5
Net pension and other benefit costs	$13.9	$18.5	$(1.9)	$(2.4)

Portions of Net pension and other benefit costs are capitalized into inventory and recorded in Cost of sales and Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income.

Employer Contributions and Benefit Payments. During the nine months ended September 28, 2013 and September 29, 2012, the Company contributed $2.5 million and $2.3 million, respectively, to fund benefit payments to its nonqualified pension plan.  During the nine months ended September 28, 2013 and September 29, 2012, the Company contributed $23.3 million and $40.0 million to its qualified pension plans, respectively.  Company contributions are subject to change based on market conditions, pension funding regulations and Company discretion.

Note 16 – Debt

Short-term debt at September 28, 2013 and December 31, 2012, consisted of the following:

(in millions)	September 28, 2013	December 31, 2012
Current maturities of long-term debt	$4.6	$6.5
Other short-term debt	—	1.7
Total short-term debt	$4.6	$8.2

In March 2011, the Company entered into a five-year $300.0 million secured, asset-based borrowing facility (Facility).  Borrowings under this Facility are limited to the lesser of $300.0 million or the value of the borrowing base, consisting of certain accounts receivable and inventory of the Company’s domestic subsidiaries.  As of September 28, 2013, the borrowing base totaled $313.5 million, and available borrowing capacity totaled $279.0 million, net of $21.0 million of letters of credit outstanding under the Facility.  The Company has the ability to issue up to $125.0 million in letters of credit under the Facility.  The Company had no borrowings under the Facility as of September 28, 2013.  The Company pays a facility fee of 25.0 to 62.5 basis points per annum, which is adjusted based on a leverage ratio.  The facility fee was 25.0 basis points per annum as of September 28, 2013.  Under the terms of the Facility, the Company has multiple borrowing options, including borrowing at a rate tied to adjusted LIBOR plus a spread of 225 to 300 basis points, which is adjusted based on a leverage ratio.  The borrowing spread was 225 basis points as of September 28, 2013.  The Company may also borrow at the highest of the following, plus a spread of 125 to 200 basis points, which is adjusted based on a leverage ratio (125 basis points as of September 28, 2013): the Federal Funds rate plus 0.50 percent; the Prime Rate established by JPMorgan Chase Bank, N.A.; or the one month adjusted LIBOR rate plus 1.00 percent.

The Company’s borrowing capacity may also be affected by the fixed charge covenant included in the Facility.  The covenant requires that the Company maintain a fixed charge coverage ratio, as defined in the agreement, of greater than 1.0, whenever unused borrowing capacity plus certain cash balances (together representing Availability), falls below $37.5 million.  At the end of the third quarter of 2013, the Company had a fixed charge coverage ratio in excess of 1.0, and therefore had full access to borrowing capacity available under the Facility.  When the fixed charge covenant ratio is below 1.0, the Company is required to maintain at least $37.5 million of Availability in order to be in compliance with the covenant.  Consequently, the borrowing capacity is effectively reduced by $37.5 million whenever the fixed charge covenant ratio falls below 1.0.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Long-term debt at September 28, 2013 and December 31, 2012, consisted of the following:

(in millions)	September 28, 2013	December 31, 2012
Senior notes, 11.25% due 2016, net of discount of $4.1 in 2012	$—	$245.7
Notes, 7.125% due 2027, net of discount of $0.5 and $0.6	163.1	166.0
Senior notes, 4.625% due 2021	150.0	—
Debentures, 7.375% due 2023, net of discount of $0.3 and $0.3	103.9	108.4
Loan with Fond du Lac County Economic Development Corporation, 2.0% due 2021, net of discount of $6.1 and $6.6	40.0	41.1
Notes, various up to 5.892% payable through 2022	7.5	8.9
Total long-term debt	464.5	570.1
Current maturities of long-term debt	(4.6)	(6.5)
Long-term debt, net of current maturities	$459.9	$563.6

In May 2013, the Company completed an offering of $150.0 million aggregate principal amount of 4.625 percent Senior Notes due 2021 under a private offering to qualified institutional buyers in accordance with Rule 144A, and to persons outside the U.S. pursuant to Regulation S, under the Securities Act of 1933, as amended. Interest on the notes is payable semi-annually on May 15 and November 15 of each year, starting on November 15, 2013. The Company has the option to redeem some or all of the notes prior to maturity. The proceeds from this offering and cash on hand, including the proceeds from the liquidation of the Company's marketable securities, were used to repurchase $249.8 million of the Company's outstanding 11.250 percent Senior Secured Notes due 2016. In connection with this repurchase, the Company recorded a Loss on early extinguishment of debt in the Consolidated Statements of Comprehensive Income of $32.3 million during the second quarter 2013.

The Company's debt-repurchase activity for the three months and nine months ended September 28, 2013 and September 29, 2012, respectively, was as follows:

	Three Months Ended		Nine Months Ended
(in millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Senior notes, 11.25%, due 2016	$—	$—	$249.8	$19.0
Debentures, 7.375%, due 2023	4.5	6.0	4.5	6.0
Notes, 7.125%, due 2027	2.0	—	3.0	1.2
Senior notes, 11.25%, due 2013	—	71.5	—	73.0
Total debt repurchases	$6.5	$77.5	$257.3	$99.2
Loss on early extinguishment of debt	$0.3	$7.5	$32.7	$11.9

Note 17 – Subsequent Events

On October 23, 2013, the Board of Directors declared a quarterly dividend on its common stock of $0.10 per share. The dividend will be payable December 13, 2013 to shareholders of record on November 20, 2013.

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

Overview and Outlook

General

Net sales during the third quarter of 2013 increased 2 percent to $892.4 million from $874.3 million in the third quarter of 2012, driven by increases in the Company’s Marine Engine and Fitness segments, partially offset by decreases in net sales for the Company's Boat and Bowling & Billiards segments.  The increase in Marine Engine net sales reflected gains in the marine service, parts and accessories businesses, partially offset by declines in outboard engine sales as differences in backorder trends between years created challenging sales comparisons, as well as lower sterndrive engine sales. Fitness segment net sales experienced a solid increase reflecting strong gains in international markets and growth in sales to U.S. health club and hospitality customers. Boat segment net sales decreased during the third quarter of 2013 mainly due to wholesale shipment declines in fiberglass sterndrive boats, reflecting the Company's strategy to reduce associated pipeline inventories in response to continued weak retail demand and to prepare for new product introductions. Partially offsetting this factor was higher sales volumes of aluminum and fiberglass outboard boats. Bowling & Billiards net sales decreased as a result of a lower retail bowling center count and a decrease in U.S. equivalent retail bowling center sales, partially offset by higher revenues in the segment's bowling products business. Net sales during the nine months ended September 28, 2013 increased 3 percent to $2,986.0 million from $2,887.8 million for the nine months ended September 29, 2012 due to many of the same factors contributing to the increase in third quarter sales except for: outboard engine sales in the Marine Engine segment increased due to the favorable demand environment in the aluminum and fiberglass outboard boat markets and the Bowling & Billiards segment experienced decreases in bowling products sales, partially offset by higher U.S. equivalent retail bowling center sales. International sales for the Company increased 5 percent in the third quarter of 2013 when compared with the third quarter of 2012 and increased 2 percent in the first nine months of 2013 when compared with the first nine months of 2012. These increases were driven primarily by higher sales to Europe and Latin America for certain of the Company's products.

Operating earnings in the third quarter of 2013 were $63.6 million, with an operating margin of 7.1 percent, which included $3.1 million of restructuring, exit and impairment charges.  In the three months ended September 29, 2012, the Company reported operating earnings of $56.7 million, with an operating margin of 6.5 percent, which included restructuring, exit and impairment charges of $14.3 million.  Operating earnings during the nine months ended September 28, 2013 were $290.2 million, with an operating margin of 9.7 percent, which included $12.7 million of restructuring, exit and impairment charges.  In the nine months ended September 29, 2012, the Company reported operating earnings of $257.1 million, with an operating margin of 8.9 percent, which included restructuring, exit and impairment charges of $15.3 million. The improvement in operating earnings during the quarter and year-to-date periods of 2013, when compared with the same periods in 2012, reflect increased sales volumes, lower restructuring, exit and impairment charges, benefits realized from successful cost-reduction efforts and improved operating efficiencies. The improvement in operating earnings during the first nine months of 2013 can also be attributed to a $5.5 million gain on the sale of real estate in the Marine Engine segment recorded in the first quarter of 2013. These factors were partially offset by increased spending on company-wide investments in strategic initiatives and the absence of favorable legal and insurance settlements reached in the Boat segment in the second quarter of 2012.

During the three months and nine months ended September 28, 2013, the Company benefited from debt retirements completed during 2012 and through the third quarter of 2013, which lowered interest expense by $8.2 million and $17.2 million when compared with the three months and nine months ended September 29, 2012, respectively. The Company repurchased $6.5 million and $257.3 million of debt during the three months and nine months ended September 28, 2013, respectively, and recorded losses on early extinguishment of debt of $0.3 million and $32.7 million, respectively. During the three months and nine months ended September 29, 2012, the Company recorded a loss on early extinguishment of debt of $7.5 million and $11.9 million, respectively, in connection with the retirement of $77.5 million and $99.2 million of notes.

The Company recognized an income tax benefit from continuing operations for the three months ended September 28, 2013 of $2.2 million, which included a net benefit of $4.3 million mainly associated with the reassessment of tax reserves as well as unfavorable valuation allowance adjustments primarily related to stock-based compensation. The Company recognized an income tax provision from continuing operations for the nine months ended September 28, 2013 of $31.6 million, which included a net charge of $9.0 million mainly associated with unfavorable valuation allowance adjustments primarily related to stock-based compensation and the reassessment of tax reserves. The Company recognized an income tax provision from continuing operations of $9.2 million for the three months ended September 29, 2012, which included a charge of $2.3 million primarily related to the reassessment of tax reserves. The Company recognized an income tax provision from continuing operations of $30.0 million for the nine months ended September 29, 2012, which included a net tax charge of $0.1 million. The net tax charge included the reassessment of tax reserves and unfavorable valuation allowance adjustments primarily related to stock-based compensation, partially offset by the benefit of the release of valuation allowances.  The effective tax rate from continuing operations, which is calculated as the income tax benefit or provision as a percentage of pretax income, for the three months and nine months ended September 28, 2013 was (4.0) percent and 14.2 percent, respectively. The effective tax rate from continuing operations for the three months and nine months ended September 29, 2012 was 29.0 percent and 15.5 percent, respectively. Due to the Company's three years of cumulative book losses in certain jurisdictions and the uncertainty of the realization of certain deferred tax assets, the Company continues to adjust its valuation allowances as deferred tax assets increase or decrease, resulting in effectively no recorded tax benefit for those jurisdictions with operating losses. In those jurisdictions with operating income and loss or credit carryforwards, the Company is recording minimal or no tax expense.  However, an income tax provision or benefit is still recorded for those entities that are not in a cumulative loss position.

The Company is targeting 4 percent sales growth in 2013 when compared with 2012, driven by the strength of its global brands and anticipated contributions from its growth initiatives. For operating plans in the marine segments for the remainder of 2013, the Company is anticipating that the uneven recovery in the U.S. powerboat market will continue, with outboard boat and engine products and global marine service, parts and accessories businesses generating solid growth. The Company is planning for market conditions in the sterndrive fiberglass boat category to remain unchanged, which will affect both fiberglass sterndrive boat and sterndrive engine sales and production. Positive health and wellness trends, combined with exciting new products, have positioned the Fitness segment to continue its strong growth in net sales and deliver excellent results again in 2013. Additionally, the Company's Bowling & Billiards segment should further benefit from operating efficiencies.

For the year, the Company expects a solid improvement to gross margin as a percentage of sales versus the level achieved in 2012. The Company's organic growth platform will benefit from increased investments in capital projects and research and development programs, along with the higher selling, general and administrative expenses to support them, which is expected to result in full year operating expenses as a percentage of sales to be comparable to 2012 levels. Net earnings in 2013 are also expected to benefit from previously announced marine plant consolidation activities and lower restructuring, exit and impairment charges, net interest and pension expenses. As a result, the Company expects to report higher earnings per share in 2013 versus 2012.

The Company is planning for its effective tax rate in 2013 to be approximately 10 percent after adjusting for the impact of one-time pretax charges such as debt extinguishment losses and restructuring charges, as well as non-recurring special tax items. In certain jurisdictions, the Company is either in or just emerging from a cumulative three-year loss position, which is significant negative evidence when evaluating the realizability of its deferred tax assets. In the Company's judgment, this and other negative evidence continues to outweigh the positive evidence of profitability in 2011, 2012 and the first nine months of 2013, thereby requiring the Company to continue to maintain full valuation allowances for certain entities in the third quarter of 2013. The Company will continue to evaluate the need to maintain these valuation reserves against the deferred tax assets. To the extent positive evidence trends continue and the Company's final plans for 2014 and future long-term forecasts show sustained profitability, the Company's conclusion regarding the need for full valuation allowances could change, making it possible that a significant portion of the Company's $723.4 million of deferred tax asset valuation allowance balances as of September 28, 2013 could be reversed by the end of 2013. Any deferred tax asset valuation allowance reversals would be considered a special, non-cash, tax item and excluded from the Company's projected effective tax rate for 2013 as described above.

Discontinued Operations

On December 31, 2012, the Board of Directors authorized the Company to exit its Hatteras and Cabo boat businesses. In August 2013, the Company completed the sale of its Hatteras and Cabo boat businesses. In this Quarterly Report on Form 10-Q, the Company is reporting the results of the Hatteras and Cabo businesses, which were previously reported in the Boat segment, as discontinued operations for all periods presented. The Company's results, as discussed in Management's Discussion and Analysis, reflect continuing operations only, unless otherwise noted.

Restructuring Activities

The restructuring, exit and impairment charges recorded in the Condensed Consolidated Statements of Comprehensive Income during 2013 and 2012 by reportable segment, are summarized below:

	Three Months Ended		Nine Months Ended
(in millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Marine Engine	$—	$0.4	$—	$3.0
Boat	2.6	13.8	10.0	12.4
Fitness	—	0.1	—	0.1
Bowling & Billiards	0.5	—	2.0	—
Corporate	—	—	0.7	(0.2)
Total	$3.1	$14.3	$12.7	$15.3

In the second quarter of 2013, the Company entered into an agreement to divest its European retail bowling centers in the Bowling & Billiards segment. The Company substantially completed this divestiture by the end of the third quarter of 2013. The Company anticipates its Bowling & Billiards segment may incur approximately $0.5 million of additional restructuring charges in 2013 related to this action and will achieve annual savings between $1 million and $2 million, with the full benefit being realized in 2014. Future cost savings will be reflected in Cost of sales and Selling, general and administrative expense as reported in the Company's Condensed Consolidated Statements of Comprehensive Income; however, the Company also expects a reduction in Net sales as a result of these actions.

The Company announced in the first quarter of 2013 the consolidation of its yacht and motoryacht production at its Palm Coast, Florida manufacturing plant. As a result, the Company suspended manufacturing at its Sykes Creek boat manufacturing facility in Merritt Island, Florida as of the end of June 2013. The Company anticipates its Boat segment may incur between $1 million and $3 million of additional restructuring charges in 2013 related to this action and will achieve annual savings between $3 million and $5 million, with the full benefit being realized in 2014. Future cost savings will primarily be reflected in Cost of sales as reported in the Company's Condensed Consolidated Statements of Comprehensive Income.

In the third quarter of 2012, the Company reached a decision to exit Bayliner cruisers in the U.S. and European markets and to further reduce the Company's manufacturing footprint by closing its Knoxville, Tennessee production facility and consolidate its fiberglass cruiser manufacturing into other boat production facilities. Those actions were initiated in connection with the continued weakness in the fiberglass sterndrive boat market segments. The Company anticipates its Boat segment may incur approximately $1 million of additional restructuring charges in 2013 related to this action and will achieve annual savings between $10 million and $12 million, with full benefits being realized in 2014. Future cost savings will primarily be reflected in Cost of sales as reported in the Company's Condensed Consolidated Statements of Comprehensive Income; however, the Company would also expect a reduction in Net sales due to associated reductions in models and lower production volumes during the transition as a result of these actions.

Restructuring charges in the Marine Engine segment during 2012 included costs associated with the Company's announced plans to reduce excess manufacturing capacity by relocating inboard and sterndrive production to Fond du Lac, Wisconsin and closing its Stillwater, Oklahoma plant.  This action resulted in $39.9 million of restructuring charges between 2009 and the completion of this plant transition in 2012.  The Company substantially achieved its ongoing annual savings run rate target, when compared with 2009, of approximately $40 million by the end of 2012 with the benefit reflected as a reduction in Cost of sales, Selling, general and administrative expense and Research and development expense as reported in the Company's Condensed Consolidated Statements of Comprehensive Income.

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

See Note 3 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details. The Company anticipates it may incur between $2 million and $4 million of additional restructuring charges in 2013 primarily related to known restructuring activities initiated during 2013 and 2012.

Matters Affecting Comparability

The following events have occurred during the three and nine months ended September 28, 2013 and September 29, 2012, which the Company believes affect the comparability of the results of operations:

Restructuring, exit and impairment charges. The Company is executing restructuring initiatives designed to improve its cost structure, better utilize overall capacity and improve general operating efficiencies. During the third quarter of 2013, the Company recorded charges of $3.1 million related to restructuring activities as compared with $14.3 million in the third quarter of 2012. Restructuring charges during the first nine months of 2013 were $12.7 million, as compared with $15.3 million in the first nine months of 2012. See Note 3 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.

Gain on sale of real estate. In the first quarter of 2013, the Company's Marine Engine segment recognized a $5.5 million gain on the sale of real estate in Selling, general and administrative expense on the Condensed Consolidated Statements of Comprehensive Income. There was no comparable gain in the Marine Engine segment in the nine months ended September 29, 2012.

Interest expense and loss on early extinguishment of debt. The Company recorded interest expense of $8.6 million and $16.8 million during the three months ended September 28, 2013 and September 29, 2012, respectively. The Company recorded interest expense of $35.6 million and $52.8 million during the nine months ended September 28, 2013 and September 29, 2012, respectively. Interest expense decreases in 2013 compared with the same periods in 2012 were the result of lower average outstanding debt levels at a lower average interest rate.

Additionally, the Company repurchased $6.5 million and $257.3 million of debt during the three and nine months ended September 28, 2013, respectively, compared with $77.5 million and $99.2 million during the three and nine months ended September 29, 2012, respectively. The Company recorded losses on early extinguishment of debt in the three months and nine months ended September 28, 2013 of $0.3 million and $32.7 million, respectively. During the three months and nine months ended September 29, 2012, the Company recorded losses on early extinguishment of debt of $7.5 million and $11.9 million, respectively. See Note 16 – Debt in the Notes to Condensed Consolidated Financial Statements for further details.

Tax items. The Company recognized an income tax benefit from continuing operations for the three months ended September 28, 2013 of $2.2 million, which included a net benefit of $4.3 million mainly associated with the reassessment of tax reserves as well as unfavorable valuation allowance adjustments primarily related to stock-based compensation. The Company recognized an income tax provision from continuing operations for the nine months ended September 28, 2013 of $31.6 million, which included a net charge of $9.0 million mainly associated with unfavorable valuation allowance adjustments primarily related to stock-based compensation and the reassessment of tax reserves. The Company recognized an income tax provision from continuing operations of $9.2 million for the three months ended September 29, 2012, which included a charge of $2.3 million primarily related to the reassessment of tax reserves. The Company recognized an income tax provision from continuing operations of $30.0 million for the nine months ended September 29, 2012, which included a net tax charge of $0.1 million. The net tax charge included the reassessment of tax reserves and unfavorable valuation allowance adjustments primarily related to stock-based compensation, partially offset by the benefit of the release of valuation allowances.  The effective tax rate from continuing operations, which is calculated as the income tax benefit or provision as a percentage of pretax income, for the three months and nine months ended September 28, 2013 was (4.0) percent and 14.2 percent, respectively. The effective tax rate from continuing operations for the three months and nine months ended September 29, 2012 was 29.0 percent and 15.5 percent, respectively. See Note 14 – Income Taxes in the Notes to Condensed Consolidated Financial Statements for further details.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Condensed Consolidated Statements of Comprehensive Income for the three months ended:

	Three Months Ended		2013 vs. 2012 Increase/(Decrease)
(in millions, except per share data)	September 28, 2013	September 29, 2012	$	%
Net sales	$892.4	$874.3	$18.1	2.1%
Gross margin (A)	238.3	233.0	5.3	2.3%
Restructuring, exit and impairment charges	3.1	14.3	(11.2)	(78.3)%
Operating earnings	63.6	56.7	6.9	12.2%
Net earnings from continuing operations	57.4	22.5	34.9	NM

Diluted earnings per common share from continuing operations	$0.61	$0.24	$0.37	NM

Expressed as a percentage of Net sales:
Gross margin	26.7%	26.6%		10 bpts
Selling, general and administrative expense	16.0%	15.5%		50 bpts
Research and development expense	3.2%	3.0%		20 bpts
Restructuring, exit and impairment charges	0.3%	1.6%		(130) bpts
Operating margin	7.1%	6.5%		60 bpts
__________

NM = not meaningful
bpts = basis points

(A)	Gross margin is defined as Net sales less Cost of sales as presented in the Condensed Consolidated Statements of Comprehensive Income.

The Company's net sales increased in the third quarter of 2013 when compared to the same prior year period as the Company's Marine Engine and Fitness segments experienced sales growth, partially offset by sales decreases in the Boat and Bowling & Billiards segments. The increase in Marine Engine net sales reflected gains in the marine service, parts and accessories businesses partially offset by decreases in outboard engine sales due to differences in backorder trends between years, which created challenging sales comparisons, as well as lower sterndrive engine sales. Fitness segment net sales increased reflecting strong gains in international markets and growth in sales to U.S. health club and hospitality customers. Boat segment net sales decreased during the third quarter of 2013 mainly due to wholesale shipment declines in fiberglass sterndrive boats, reflecting the Company's strategy to reduce associated pipeline inventories in response to continued weak retail demand and to prepare for new product introductions. Partially offsetting this factor was higher sales volumes of aluminum and fiberglass outboard boats. Bowling & Billiards net sales decreased as a result of a reduced retail bowling center count and lower U.S. equivalent retail bowling center sales, partially offset by higher sales in the segment's bowling products business. International sales for the Company increased 5 percent in the third quarter of 2013 when compared with the third quarter of 2012. This was driven primarily by increased demand for certain Fitness, Boat and Marine Engine segment products in Europe and Latin America.

The gross margin percentage increased slightly in the third quarter of 2013 when compared with the same prior year period reflecting benefits from successful cost-reduction efforts and improved operating efficiencies.

Selling, general and administrative expense increased as a percentage of net sales during the three months ended September 28, 2013, when compared with the comparable period ended September 29, 2012, mainly due to spending on company-wide investments in strategic initiatives partially offset by the realization of successful cost-containment efforts.

Research and development expense increased $2.0 million, or 8 percent, in the third quarter of 2013 when compared with the third quarter of 2012 as the Company continued to invest in programs to support its growth initiatives.

During the third quarter of 2013, the Company recorded restructuring charges of $3.1 million compared with $14.3 million in the third quarter of 2012.  See Note 3 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.

The Company recognized equity losses of $0.3 million and $0.7 million in the third quarter of 2013 and 2012, respectively, which were related to the Company's marine joint ventures.

Interest expense decreased $8.2 million in the third quarter of 2013 compared with the same period in 2012, as a result of lower average outstanding debt levels at a lower average interest rate when compared with the third quarter of 2012.  Interest income decreased in the third quarter of 2013 compared with the same period in 2012 primarily due to lower average levels of investments in marketable securities during the comparable periods.

The Company repurchased $6.5 million of debt during the three months ended September 28, 2013 and recorded losses on early extinguishment of debt of $0.3 million. During the three months ended September 29, 2012, the Company recorded losses on early extinguishment of debt of $7.5 million in connection with the retirement of $77.5 million of notes.

The Company recognized an income tax benefit from continuing operations for the three months ended September 28, 2013 of $2.2 million, which included a net benefit of $4.3 million mainly associated with the reassessment of tax reserves as well as unfavorable valuation allowance adjustments primarily related to stock-based compensation. The Company recognized an income tax provision from continuing operations of $9.2 million for the three months ended September 29, 2012, which included a charge of $2.3 million primarily related to the reassessment of tax reserves. The effective tax rate from continuing operations, which is calculated as the income tax provision as a percentage of pretax income, for the three months ended September 28, 2013 and September 29, 2012 was (4.0) percent and 29.0 percent, respectively. Due to the Company's three years of cumulative book losses in certain jurisdictions and the uncertainty of the realization of certain deferred tax assets, the Company continues to adjust its valuation allowances as deferred tax assets increase or decrease, resulting in effectively no recorded tax benefit for those jurisdictions with operating losses. In those jurisdictions with operating income and loss or credit carryforwards, the Company is recording minimal or no tax expense.  However, an income tax provision or benefit is still recorded for those entities that are not in a cumulative loss position.

Operating earnings, Net earnings from continuing operations and Diluted earnings per common share increased during the third quarter of 2013 when compared with the third quarter of 2012 due to the factors discussed in the preceding paragraphs.

Diluted earnings per common share from continuing operations, as adjusted – defined as Diluted earnings per common share from continuing operations, excluding the earnings or loss per share impact for Restructuring, exit and impairment charges from continuing operations, Loss on early extinguishment of debt and special tax items – increased by $0.09 per share, or 18 percent, to $0.59 per share for the third quarter of 2013 when compared with $0.50 per share for the same period in 2012. For the third quarter of 2013, Restructuring, exit and impairment charges from continuing operations were $0.03 per share and special tax items were a net benefit of $0.05 per share. In 2012, Restructuring, exit and impairment charges from continuing operations were $0.16 per share, Loss on early extinguishment of debt was $0.08 per share and special tax items resulted in a net provision of $0.02 per share.

The Company completed the sale of its Hatteras and Cabo boat brands during the third quarter of 2013 and recorded an after-tax gain of $1.6 million. Sales from discontinued operations decreased to $2.0 million in the third quarter of 2013 from $10.5 million in the third quarter of 2012. The pre-tax operating loss from discontinued operations was $2.0 million and $19.2 million in the third quarter of 2013 and 2012, respectively. The associated income tax benefit was $0.8 million for the three months ended September 28, 2013 and the income tax provision was $1.3 million for the three months ended September 29, 2012.

The following table sets forth certain amounts, ratios and relationships calculated from the Condensed Consolidated Statements of Comprehensive Income for the nine months ended:

	Nine Months Ended		2013 vs. 2012 Increase/(Decrease)
(in millions, except per share data)	September 28, 2013	September 29, 2012	$	%
Net sales	$2,986.0	$2,887.8	$98.2	3.4%
Gross margin (A)	801.8	755.1	46.7	6.2%
Restructuring, exit and impairment charges	12.7	15.3	(2.6)	(17.0)%
Operating earnings	290.2	257.1	33.1	12.9%
Net earnings from continuing operations	191.6	163.5	28.1	17.2%

Diluted earnings per common share from continuing operations	$2.05	$1.77	$0.28	15.8%

Expressed as a percentage of Net sales:
Gross margin	26.9%	26.1%		80 bpts
Selling, general and administrative expense	13.9%	14.1%		(20) bpts
Research and development expense	2.8%	2.6%		20 bpts
Restructuring, exit and impairment charges	0.4%	0.5%		(10) bpts
Operating margin	9.7%	8.9%		80 bpts
__________

bpts = basis points

(A)	Gross margin is defined as Net sales less Cost of sales as presented in the Condensed Consolidated Statements of Comprehensive Income.

The Company's net sales increased in the first nine months of 2013 when compared to the same prior year period mainly due to increases in the Company's Marine Engine and Fitness segments as discussed in the quarterly period above, except the Marine Engine segment experienced increases in outboard engine sales for the current year-to-date period due to the favorable demand environment in the aluminum and fiberglass outboard boat markets. Partially offsetting were sales decreases in the Boat segment due to the factors discussed above. Bowling & Billiards net sales also decreased as a result of lower bowling products sales and a reduced bowling retail center count, partially offset by higher U.S. equivalent retail bowling center sales. International sales for the Company increased 2 percent in the first nine months of 2013 when compared with the first nine months of 2012, primarily due to increased demand for certain Fitness and Marine Engine segment products in Europe along with increased sales to Latin America for the Boat and Fitness segments.

The increase in gross margin percentage in the first nine months of 2013 compared with the same period last year included benefits from successful cost-reduction efforts, improved operating efficiencies and continued growth in demand for the Marine Engine segment's 75 to 150 horsepower range of outboard engines.

Selling, general and administrative expense decreased as a percentage of net sales during the nine months ended September 28, 2013, when compared with the comparable period ended September 29, 2012 mainly due to a $5.5 million gain on the sale of real estate in the Marine Engine segment in the first quarter of 2013 and the realization of successful cost-containment efforts, partially offset by spending on company-wide investments in strategic initiatives.

Research and development expense increased $8.6 million, or 11 percent, in the first nine months of 2013 when compared with the same period in 2012 due to the same factors discussed above for the third quarter.

During the first nine months of 2013, the Company recorded restructuring charges of $12.7 million compared with $15.3 million in the first nine months of 2012.  See Note 3 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.

The Company recognized equity losses of $1.3 million and $3.1 million in the first nine months of 2013 and 2012, respectively, which were related to the Company's marine joint ventures.

Interest expense decreased $17.2 million in the first nine months of 2013 compared with the same period in 2012, as a result of lower average outstanding debt levels at a lower average interest rate when compared with the first nine months of 2012.  Interest income decreased in the first nine months of 2013 compared with the same period in 2012 primarily due to lower average levels of investments in marketable securities during the comparable periods.

The Company repurchased $257.3 million of debt during the nine months ended September 28, 2013 and recorded losses on early extinguishment of debt of $32.7 million. During the nine months ended September 29, 2012, the Company recorded losses on early extinguishment of debt of $11.9 million in connection with the retirement of $99.2 million of notes.

The Company recognized an income tax provision from continuing operations for the nine months ended September 28, 2013 of $31.6 million, which included a net charge of $9.0 million mainly associated with unfavorable valuation allowance adjustments primarily related to stock-based compensation and the reassessment of tax reserves. The Company recognized an income tax provision from continuing operations of $30.0 million for the nine months ended September 29, 2012, which included a net tax charge of $0.1 million. The net tax charge included the reassessment of tax reserves and unfavorable valuation allowance adjustments primarily related to stock-based compensation, partially offset by the benefit of the release of valuation allowances  The effective tax rate from continuing operations for the nine months ended September 28, 2013 and September 29, 2012 was 14.2 percent and 15.5 percent, respectively.

Operating earnings, Net earnings from continuing operations and Diluted earnings per common share from continuing operations increased in the nine months ended September 28, 2013 when compared with the same period in 2012 primarily due to the factors discussed in the preceding paragraphs.

Diluted earnings per common share from continuing operations, as adjusted increased by $0.51 per share, or 25 percent, to $2.58 per share for the first nine months of 2013 when compared with $2.07 per share for the same period in 2012. For 2013, Restructuring, exit and impairment charges from continuing operations were $0.12 per share, Loss on early extinguishment of debt was $0.31 per share and special tax items were a net provision of $0.10 per share. In 2012, Restructuring, exit and impairment charges from continuing operations were $0.17 per share and Loss on early extinguishment of debt was $0.13 per share.

As described in the third quarter above, the Company completed the sale of its Hatteras and Cabo boat brands during the third quarter of 2013 and recorded an after-tax gain of $1.6 million. Sales from discontinued operations decreased to $23.0 million in the first nine months of 2013 from $38.2 million in the first nine months of 2012. The pre-tax operating loss from discontinued operations of $8.0 million in the first nine months of 2013 was comprised mainly of operating losses, divestiture related costs and adjustments to the fair value of the business. The pre-tax operating loss from discontinued operations in the first nine months of 2012 was $37.2 million. The income tax benefit was $2.8 million for the nine months ended September 28, 2013 and the income tax provision was $1.0 million for the nine months ended September 29, 2012.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the three months ended:

	Three Months Ended		2013 vs. 2012 Increase/(Decrease)
(in millions)	September 28, 2013	September 29, 2012	$	%
Net sales	$511.1	$503.5	$7.6	1.5%
Restructuring, exit and impairment charges	—	0.4	(0.4)	NM
Operating earnings	75.2	74.5	0.7	0.9%
Operating margin	14.7%	14.8%		(10) bpts
Capital expenditures	$19.3	$11.8	$7.5	63.6%
__________

NM = not meaningful
bpts = basis points

Net sales for the Marine Engine segment increased in the third quarter of 2013 when compared with the third quarter of 2012 mainly related to solid sales increases in the segment's marine service, parts and accessories businesses reflecting stable boat participation, contributions from new products and market share gains. Partially offsetting these factors was a decrease in outboard engine sales due to differences in backorder trends between years, as well as lower sterndrive engine sales as unfavorable global retail demand trends and related reductions in boat dealer inventories continue. The segment finished the second quarter of 2012 with a high level of backorders, as greater than anticipated demand in the first half of 2012 outpaced production capacity. In the second half of 2012, the segment successfully lowered the level of outboard engine backorders which increased sales. This backorder trend did not repeat in the third quarter of 2013. As a result, production rates in the first half of 2013 were more in line with customer demand. International sales for the third quarter of 2013 increased when compared with the same prior year period, primarily due to higher sales to Europe. International sales remained at 34 percent of the segment’s sales.

The restructuring, exit and impairment charges recognized in the third quarter of 2012 included costs associated with the consolidation of engine production facilities as discussed in Note 3 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements.

Marine Engine segment operating earnings increased slightly in the third quarter of 2013 as a result of the items affecting net sales as mentioned above, the favorable impact of foreign currency and lower bad debt expenses, partially offset by an increase in investments in growth initiatives.

Capital expenditures in the third quarters of 2013 and 2012 were related to tooling, plant expansion and consolidation activities, growth initiatives and profit-maintaining investments. Increased capital expenditures in 2013 are primarily related to the capacity expansion in Fond du Lac, Wisconsin.

The following table sets forth Marine Engine segment results for the nine months ended:

	Nine Months Ended		2013 vs. 2012 Increase/(Decrease)
(in millions)	September 28, 2013	September 29, 2012	$	%
Net sales	$1,664.6	$1,584.1	$80.5	5.1%
Restructuring, exit and impairment charges	—	3.0	(3.0)	NM
Operating earnings	266.1	227.3	38.8	17.1%
Operating margin	16.0%	14.3%		170 bpts
Capital expenditures	$44.9	$25.8	$19.1	74.0%
__________

NM = not meaningful
bpts = basis points

Net sales for the Marine Engine segment increased in the first nine months of 2013 when compared with the same prior year period due to the same factors described in the quarterly period above for the segment's marine service, parts and accessories businesses. Net sales also increased in the segment's outboard engine products, such as the 150 horsepower FourStroke, the Verado engine family and engines in the 75 to 115 horsepower range, due to the continuing favorable demand environment in the aluminum and fiberglass outboard boat markets. Additionally, sales improved as the segment was able to successfully meet outboard engine demand in 2013 when compared with the same prior year period as described in the quarterly period above. Net sales of sterndrive engines were flat with unfavorable global retail demand trends and reductions in boat dealer inventories continuing to affect revenues.

The restructuring, exit and impairment charges recognized in the first nine months of 2012 were related to costs associated with the consolidation of engine production facilities as discussed above.

Marine Engine segment operating earnings increased in the first nine months of 2013 due to the same factors as discussed in the quarterly period above. Also contributing to increased operating earnings in the first nine months of 2013 were: a favorable product mix of higher horsepower engines; the absence of sterndrive production ramp-up issues, which limited sales in the first half of 2012 and resulted in operating inefficiencies stemming from the sterndrive manufacturing transition to Fond du Lac, Wisconsin in 2012; improved costs; a $5.5 million gain on the sale of real estate recorded in the first quarter of 2013; lower restructuring, exit and impairment charges when compared with the third quarter of 2012; and favorable insurance settlements received in the second quarter of 2013.

The Marine Engine segment's capital expenditures for the year-to-date period were consistent with those described for the quarterly period above.

Boat Segment

The following table sets forth Boat segment results for the three months ended:

	Three Months Ended		2013 vs. 2012 Increase/(Decrease)
(in millions)	September 28, 2013	September 29, 2012	$	%
Net sales	$191.7	$195.4	$(3.7)	(1.9)%
Restructuring, exit and impairment charges	2.6	13.8	(11.2)	(81.2)%
Operating loss	(16.9)	(24.3)	7.4	(30.5)%
Operating margin	(8.8)%	(12.4)%		360 bpts
Capital expenditures	$7.9	$10.6	$(2.7)	(25.5)%
__________

bpts = basis points

Boat segment net sales decreased in the third quarter of 2013 versus the third quarter of 2012 resulting from wholesale shipment declines in fiberglass sterndrive boats, reflecting the Company's strategy to reduce associated pipeline inventories in response to continued weak retail demand and to prepare for new product introductions. Partially offsetting the sales decline was continued growth in the aluminum and fiberglass outboard boat categories. The segment's global wholesale unit shipments increased when compared with the prior year quarter, but wholesale dollars declined due to unfavorable changes in product mix. International sales increased slightly to 34 percent of the segment’s sales during the third quarter of 2013 due mainly to increased sales to Europe and higher sales into Latin American markets, partially offset by sales declines in other regions.

The restructuring, exit and impairment charges recognized during the third quarter of 2013 were mainly related to activities resulting from the consolidation of Company's yacht and motoryacht manufacturing footprint as well as activities resulting from the consolidation of the Company's fiberglass cruiser manufacturing. The restructuring, exit and impairment charges recognized during the third quarter of 2012 included charges related to closing the segment's Knoxville, Tennessee production facility, consolidating its fiberglass cruiser manufacturing into other boat production facilities and exiting Bayliner cruisers in the U.S. and European markets. Impairment charges were also recorded for certain European and Asia-Pacific boat brands. See Note 3 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.

The Boat segment reported a lower operating loss in the third quarter of 2013 compared with the third quarter of 2012 mainly due to lower restructuring charges, higher fiberglass and aluminum outboard boat sales and ongoing benefits from the fiberglass boat cost-reduction activities, including those initiated in the fourth quarter of 2012. Partially offsetting these factors were lower sales of fiberglass sterndrive boats and increased product development related costs.

Capital expenditures in the third quarters of 2013 and 2012 were related to tooling costs for the production of new models, growth initiatives and profit-maintaining investments.

The following table sets forth Boat segment results for the nine months ended:

	Nine Months Ended		2013 vs. 2012 Increase/(Decrease)
(in millions)	September 28, 2013	September 29, 2012	$	%
Net sales	$792.3	$795.9	$(3.6)	(0.5)%
Restructuring, exit and impairment charges	10.0	12.4	(2.4)	(19.4)%
Operating earnings	0.1	4.9	(4.8)	(98.0)%
Operating margin	0.0%	0.6%		(60) bpts
Capital expenditures	$27.9	$22.7	$5.2	22.9%
__________

bpts = basis points

The factors affecting Boat segment net sales for the year-to-date period were consistent with the factors described in the quarterly period above, except net sales of boats to Europe decreased in the first nine months of 2013 when compared with the first nine months of 2012.

The restructuring, exit and impairment charges recognized during the current and prior year-to-date periods were related to actions described above as well as gains recognized during 2012 from the sale of certain boat facilities. See Note 3 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.

The Boat segment reported lower operating earnings in the first nine months of 2013 when compared to 2012 due to lower sales of fiberglass sterndrive boats, increased product development related costs and the absence of favorable legal and insurance settlements reached in the second quarter of 2012. Partially offsetting these factors were higher fiberglass and aluminum outboard boat sales, lower restructuring charges and ongoing benefits from the fiberglass boat cost-reduction activities, including those initiated in the fourth quarter of 2012.

The Boat segment's capital expenditures for the year-to-date period were consistent with those described for the quarterly period above as well as the purchase of a new pontoon boat manufacturing facility in 2013.

Fitness Segment

The following table sets forth Fitness segment results for the three months ended:

	Three Months Ended		2013 vs. 2012 Increase/(Decrease)
(in millions)	September 28, 2013	September 29, 2012	$	%
Net sales	$165.9	$151.9	$14.0	9.2%
Restructuring, exit and impairment charges	—	0.1	(0.1)	NM
Operating earnings	25.3	23.1	2.2	9.5%
Operating margin	15.3%	15.2%		10 bpts
Capital expenditures	$2.0	$2.4	$(0.4)	(16.7)%
__________

NM = not meaningful
bpts = basis points

Fitness segment net sales increased in the third quarter of 2013 when compared with the third quarter of 2012, reflecting strong gains in international markets and growth in sales to U.S. health club and hospitality customers. Partially offsetting was a decrease in sales to local and federal government customers. International sales increased during the third quarter of 2013 and were 51 percent of the segment’s sales mainly due to higher sales to European, Latin American and Asia-Pacific markets.

Fitness segment operating earnings in the third quarter of 2013 increased primarily as a result of higher sales, partially offset by investments in growth initiatives.

Capital expenditures in the third quarters of 2013 and 2012 related to growth initiatives and profit-maintaining investments.

The following table sets forth Fitness segment results for the nine months ended:

	Nine Months Ended		2013 vs. 2012 Increase/(Decrease)
(in millions)	September 28, 2013	September 29, 2012	$	%
Net sales	$482.9	$452.3	$30.6	6.8%
Restructuring, exit and impairment charges	—	0.1	(0.1)	NM
Operating earnings	70.6	66.7	3.9	5.8%
Operating margin	14.6%	14.7%		(10) bpts
Capital expenditures	$4.7	$5.0	$(0.3)	(6.0)%
__________

NM = not meaningful
bpts = basis points

Fitness segment net sales increased in the first nine months of 2013 when compared with the same prior year period due to the same factors described in the quarterly period above.

Fitness segment operating earnings in the first nine months of 2013 increased when compared with the same prior year period due to the same factors discussed in the quarterly period above in addition to a favorable insurance settlement received in the first quarter of 2013.

The Fitness segment's capital expenditures for the year-to-date period were consistent with those described for the quarterly period above.

Bowling & Billiards Segment

The following table sets forth Bowling & Billiards segment results for the three months ended:

	Three Months Ended		2013 vs. 2012 Increase/(Decrease)
(in millions)	September 28, 2013	September 29, 2012	$	%
Net sales	$72.8	$74.5	$(1.7)	(2.3)%
Restructuring, exit and impairment charges	0.5	—	0.5	NM
Operating earnings	1.0	3.2	(2.2)	(68.8)%
Operating margin	1.4%	4.3%		(290) bpts
Capital expenditures	$5.3	$4.8	$0.5	10.4%
__________

NM = not meaningful
bpts = basis points

Net sales for the Bowling & Billiards segment decreased in the third quarter of 2013 when compared with the same prior year period as a result of a reduced bowling center count and lower U.S. equivalent retail bowling center sales, partially offset by an increase in bowling products sales. International sales, which represented 23 percent of the segment’s sales during the third quarter of 2013, increased by 4 percent due to higher bowling products sales, partially offset by the reduction of sales resulting from the divestiture of the segment's European retail bowling centers.

The restructuring, exit and impairment charges recorded in the third quarter of 2013 are primarily related to actions associated with the divestiture of the segment's European retail bowling centers. See Note 3 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.

Bowling & Billiards’ operating earnings decreased in the third quarter of 2013 when compared with 2012 primarily related to lower retail bowling center sales, investments in growth initiatives and higher restructuring charges, partially offset by improved bowling products sales.

Capital expenditures in the third quarters of 2013 and 2012 were related to growth initiatives and profit-maintaining investments.

The following table sets forth Bowling & Billiards segment results for the nine months ended:

	Nine Months Ended		2013 vs. 2012 Increase/(Decrease)
(in millions)	September 28, 2013	September 29, 2012	$	%
Net sales	$229.0	$237.0	$(8.0)	(3.4)%
Restructuring, exit and impairment charges	2.0	—	2.0	NM
Operating earnings	17.5	20.0	(2.5)	(12.5)%
Operating margin	7.6%	8.4%		(80) bpts
Capital expenditures	$17.1	$12.1	$5.0	41.3%
__________

NM = not meaningful
bpts = basis points

Net sales for the Bowling & Billiards segment decreased in the first nine months of 2013 when compared with the same prior year period as a result of lower bowling products sales and a reduced retail bowling center count. Partially offsetting these factors were higher U.S. equivalent retail bowling center sales and billiards sales. International sales, which represented 21 percent of the segment’s sales during the first nine months of 2013, decreased by 7 percent due mostly to lower bowling products sales and the result of the divestiture of the segment's European retail bowling centers.

Operating earnings for the year-to-date period decreased when compared with the prior period due to higher restructuring charges and lower sales, partially offset by gains in U.S. equivalent retail bowling center sales and higher retail bowling center operating margins.

The factors affecting Bowling & Billiards' restructuring, exit and impairment charges and capital expenditures for the year-to-date period were consistent with the factors described in the quarterly period above.

Corporate/Other

The following table sets forth Corporate/Other results for the three months ended:

	Three Months Ended		2013 vs. 2012 Increase/(Decrease)
(in millions)	September 28, 2013	September 29, 2012	$	%
Operating loss	(16.4)	(13.7)	(2.7)	19.7%
__________

Corporate operating expenses increased in the third quarter of 2013 when compared with the same prior year period mainly due to spending associated with the Company's strategic initiatives.

The following table sets forth Corporate/Other results for the nine months ended:

	Nine Months Ended		2013 vs. 2012 Increase/(Decrease)
(in millions)	September 28, 2013	September 29, 2012	$	%
Restructuring, exit and impairment charges (gains)	$0.7	$(0.2)	$0.9	NM
Operating loss	(50.0)	(43.9)	(6.1)	13.9%
__________

NM = not meaningful

The restructuring, exit and impairment charges recorded in the first nine months of 2013 related to severance actions. See Note 3 – Restructuring Activities in the Notes to the Condensed Consolidated Financial Statements for further details.

Corporate operating expenses increased $6.1 million in the first nine months of 2013 when compared with the same prior year period due to the factors mentioned in the quarterly period above as well as increases in reserves for various legal matters and higher restructuring charges.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the nine months ended:

	Nine Months Ended
(in millions)	September 28, 2013	September 29, 2012
Net cash provided by operating activities of continuing operations	$157.7	$135.1
Net cash provided by (used for):
Capital expenditures	(96.1)	(65.8)
Proceeds from the sale of property, plant and equipment	8.2	18.6
Other, net	1.3	3.0
Free cash flow (A)	$71.1	$90.9
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

2013 Cash Flow

In the first nine months of 2013, net cash provided by operating activities of continuing operations totaled $157.7 million. The primary driver of the cash provided by operating activities was earnings adjusted for non-cash expenses, including depreciation and amortization and debt extinguishment losses. A seasonal increase in working capital had a negative effect on net cash provided by operating activities.  Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Condensed Consolidated Balance Sheets.  Accounts and notes receivable increased $65.6 million during the first nine months of 2013, due primarily to seasonal changes in sales in the Company's Marine Engine segment.  The decrease in Accrued expenses of $58.4 million during the first nine months of 2013 was affected by the payment of the prior year's variable compensation, which had been accrued as of December 31, 2012, and seasonal reductions in dealer allowances. Accounts payable decreased $5.6 million during the first nine months of 2013 due to timing of payments.

Net cash provided by investing activities of continuing operations during the first nine months of 2013 totaled $34.6 million, which included net proceeds from marketable securities of $121.5 million that were partially used to retire the Company's Senior notes due in 2016 during the second quarter as discussed below and to satisfy working capital requirements. See Note 11 – Investments in the Notes to Condensed Consolidated Financial Statements for further discussion of the Company's marketable securities.  The Company also received $8.2 million in proceeds from the sale of property, plant and equipment in the normal course of business mainly in our Marine Engine and Boat segments. Partially offsetting these items was $96.1 million of capital expenditures in the first nine months of 2013.  The Company's capital spending is focused on new product introductions and strategic initiatives, the Marine Engine segment's capacity expansion in Fond du Lac, Wisconsin, a new pontoon boat manufacturing facility and high priority, profit-maintaining capital and investments targeting operating cost reductions.

Cash flows used for financing activities of continuing operations were $128.5 million during the nine months ended September 28, 2013. The cash outflow was primarily the result of repurchasing the remaining $249.8 million of the Company's Senior notes due in 2016 and paying a $24.2 million premium above par, partially offset by net proceeds received from issuing $150.0 million of new debt due in 2021 and paying $3.4 million in related debt issuance costs. See Note 16 – Debt in the Notes to Condensed Consolidated Financial Statements for further discussion.

2012 Cash Flow

In the first nine months of 2012, net cash provided by operating activities of continuing operations totaled $135.1 million. The primary driver of the cash provided by operating activities of continuing operations was earnings adjusted for non-cash expenses. A seasonal increase in working capital had a negative effect on net cash provided by operating activities of continuing operations.  The decrease in Accrued expenses of $77.2 million during the first nine months of 2012 was affected by the payments of the prior year's variable compensation, which had been accrued as of December 31, 2011, and seasonal reductions in dealer allowances. The increase in Accounts and notes receivable of $73.2 million during the first nine months of 2012 was driven primarily by seasonally higher sales in the Marine Engine segment.  Inventory increased $31.4 million primarily in response to increased demand across the Company's marine segments as well as to build inventory in advance of the 2013 marine selling season. Partially offsetting these items was an increase in Accounts payable of $55.6 million, which was a result of increased production in the Company's Marine Engine and Boat segments.

Net cash used for investing activities during the first nine months of 2012 totaled $19.6 million, which included capital expenditures of $65.8 million.  Partially offsetting the use of cash for investing activities was net proceeds from marketable securities of $22.2 million that were used to satisfy interim working capital requirements. See Note 11 – Investments in Notes to Condensed Consolidated Financial Statements for further discussion. The Company also received $18.6 million in proceeds from the sale of idle property, plant and equipment in its Boat and Marine Engine segments.

Cash flows used for financing activities were $112.2 million during the nine months ended September 29, 2012. The cash outflow was primarily the result of long-term debt retirements.

Liquidity and Capital Resources

The Company views its highly liquid assets as of September 28, 2013, December 31, 2012, and September 29, 2012 as:

(in millions)	September 28, 2013	December 31, 2012	September 29, 2012
Cash and cash equivalents	$326.1	$284.3	$310.3
Short-term investments in marketable securities	22.3	92.3	97.5
Long-term investments in marketable securities	—	52.1	47.6
Total cash, cash equivalents and marketable securities	$348.4	$428.7	$455.4

The following table sets forth an analysis of net debt as of September 28, 2013, December 31, 2012, and September 29, 2012:

(in millions)	September 28, 2013	December 31, 2012	September 29, 2012
Short-term debt, including current maturities of long-term debt	$4.6	$8.2	$6.8
Long-term debt	459.9	563.6	590.9
Total debt	464.5	571.8	597.7
Less: Cash, cash equivalents and marketable securities	348.4	428.7	455.4
Net debt (A)	$116.1	$143.1	$142.3

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

The following table sets forth an analysis of total liquidity as of September 28, 2013, December 31, 2012, and September 29, 2012:

(in millions)	September 28, 2013	December 31, 2012	September 29, 2012
Cash, cash equivalents and marketable securities	$348.4	$428.7	$455.4
Amounts available under its asset-based lending facilities	279.0	272.8	275.8
Total liquidity (A)	$627.4	$701.5	$731.2

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

Cash, cash equivalents and marketable securities totaled $348.4 million as of September 28, 2013, a decrease of $80.3 million from $428.7 million as of December 31, 2012, and a decrease of $107.0 million from $455.4 million as of September 29, 2012.  Total debt as of September 28, 2013, December 31, 2012, and September 29, 2012 was $464.5 million, $571.8 million and $597.7 million, respectively.  As a result, the Company's Net debt decreased to $116.1 million as of September 28, 2013, from $143.1 million at December 31, 2012, and from $142.3 million as of September 29, 2012.  The Company's debt-to-capitalization ratio decreased to 61.6 percent as of September 28, 2013, from 88.0 percent as of December 31, 2012 and from 76.3 percent as of September 29, 2012, due primarily to reduced debt levels and the net effect of earnings along with changes in Treasury stock, Additional paid-in capital and Accumulated other comprehensive loss on Shareholders' equity.

In March 2011, the Company entered into a five-year $300.0 million secured, asset-based borrowing facility (Facility).  Borrowings under this Facility are limited to the lesser of $300.0 million or the value of the borrowing base, consisting of certain accounts receivable and inventory of the Company’s domestic subsidiaries.  As of September 28, 2013, the borrowing base totaled $313.5 million, and available borrowing capacity totaled $279.0 million, net of $21.0 million of letters of credit outstanding under the Facility.  The Company has the ability to issue up to $125.0 million in letters of credit under the Facility.  The Company had no borrowings under the Facility as of September 28, 2013.  The Company pays a facility fee of 25.0 to 62.5 basis points per annum, which is adjusted based on a leverage ratio.  The facility fee was 25.0 basis points per annum as of September 28, 2013.  Under the terms of the Facility, the Company has multiple borrowing options, including borrowing at a rate tied to adjusted LIBOR plus a spread of 225 to 300 basis points, which is adjusted based on a leverage ratio.  The borrowing spread was 225 basis points as of September 28, 2013.  The Company may also borrow at the highest of the following, plus a spread of 125 to 200 basis points, which is adjusted based on a leverage ratio (125 basis points as of September 28, 2013): the Federal Funds rate plus 0.50 percent; the Prime Rate established by JPMorgan Chase Bank, N.A.; or the one month adjusted LIBOR rate plus 1.00 percent.

The Company’s borrowing capacity may also be affected by the fixed charge covenant included in the Facility.  The covenant requires that the Company maintain a fixed charge coverage ratio, as defined in the agreement, of greater than 1.0, whenever unused borrowing capacity plus certain cash balances (together representing Availability) falls below $37.5 million.  At the end of the third quarter of 2013, the Company had a fixed charge coverage ratio in excess of 1.0, and therefore had full access to borrowing capacity available under the Facility.  When the fixed charge covenant ratio is below 1.0, the Company is required to maintain at least $37.5 million of Availability in order to be in compliance with the covenant.  Consequently, the borrowing capacity is effectively reduced by $37.5 million whenever the fixed charge covenant ratio falls below 1.0.

Management believes that the Company has adequate sources of liquidity to meet the Company's short-term and long-term needs.  As a result of debt retirements completed in 2013 and 2012, the next significant long-term debt maturity is not until 2021. The Company's debt reduction activities are largely completed, however, the Company may continue to opportunistically retire debt to a balance below $450 million. The Company expects to increase net earnings in 2013 when compared with net earnings in 2012 from higher sales, improved operating earnings and lower net interest expense. The Company's working capital performance in 2013 will primarily be influenced by revenue growth. Net activity in working capital is expected to reflect a use of cash in 2013 in the range of $35 million to $45 million as seasonal changes in the marine businesses are expected to result in generating cash through the liquidation of working capital over the remainder of 2013. The Company plans include capital expenditures of approximately 4 percent of projected net sales in 2013 in order to develop and introduce new products to its current portfolio, to capitalize on growth opportunities and to expand capacity. Despite higher spending levels and usage of cash for working capital, the Company plans to generate solid free cash flow in 2013 generally consistent with 2012 levels. As a result of the factors listed above as well as the Company's progress and accomplishments during recent challenging global marine market conditions, in October 2013, the Board of Directors declared a quarterly dividend on its common stock of $0.10 per share payable December 13, 2013, which reflects an increase over the annual dividend of $0.05 per share paid in 2012.

The Company contributed $2.5 million and $2.3 million to fund benefit payments in its nonqualified pension plan in the first nine months of 2013 and 2012, respectively, and expects to contribute approximately $1.5 million of additional funding to the plan through the remainder of 2013.  The Company contributed $23.3 million and $40.0 million to its qualified pension plans in the nine months ended September 28, 2013 and September 29, 2012, respectively. The Company expects to contribute approximately $50 million to the qualified pension plans in 2013, compared with $65.6 million of contributions in 2012. Company contributions are subject to change based on market conditions, pension funding regulations and Company discretion.

Financial Services

See Note 13 – Financial Services in the Notes to Condensed Consolidated Financial Statements for a discussion of BAC, the Company’s joint venture with CDF Ventures, LLC, a subsidiary of GE Capital Corporation.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations, as of December 31, 2012, are detailed in the 2012 Form 10-K.  Other than as described below, there have been no material changes outside the ordinary course of business. The Company periodically evaluates its capital structure, and as a result, during the first nine months of 2013, the Company repurchased $249.8 million of its Senior notes due 2016, $4.5 million of its Debentures due 2023 and $3.0 million of its Notes due 2027. Additionally, the Company completed an offering of $150.0 million aggregate principal amount of 4.625 percent Senior notes due 2021. See Note 16 – Debt in Notes to Condensed Consolidated Financial Statements for further discussion.

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

BRUNSWICK CORPORATION
October 31, 2013	By:	/s/ ALAN L. LOWE
Alan L. Lowe
Vice President – Finance and Controller

*Mr. Lowe is signing this report both as a duly authorized officer and as the principal accounting officer.