Form 10-K
period 2013-12-31
BRUNSWICK CORP
filed 2014-02-14
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2013
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
Title of each class                Name of exchange on which registered
Common Stock ($0.75 par value)        New York Stock Exchange, Chicago Stock Exchange

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock of the registrant held by non-affiliates was $2,870,331,001. Such number excludes stock beneficially owned by officers and directors. This does not constitute an admission that they are affiliates.

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of February 12, 2014 was 92,565,929.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Report on Form 10-K incorporates by reference certain information that will be set forth in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 7, 2014.

BRUNSWICK CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
December 31, 2013

PART I

Item 1. Business

Brunswick Corporation (Brunswick or the Company) is a Delaware corporation, incorporated on December 31, 1907. Brunswick is a leading global designer, manufacturer and marketer of recreation products including marine engines, boats, fitness equipment and bowling and billiards equipment. Brunswick's engine products include: outboard, sterndrive and inboard engines; trolling motors; propellers; engine control systems; and marine parts and accessories. The Company's boat offerings include: fiberglass pleasure boats; yachts and sport yachts; offshore fishing boats; aluminum fishing boats; inflatable boats; pontoon boats and deck boats. Brunswick's fitness products include both cardiovascular and strength training equipment for the commercial and consumer markets. Brunswick's bowling products include capital equipment, aftermarket and consumer goods. The Company also sells a complete line of billiards tables and other gaming tables and accessories. In addition, the Company owns and operates Brunswick bowling entertainment centers in the United States and Canada.

In 2013, Brunswick focused on executing its strategic growth initiatives and debt reduction strategy as well as achieving cost reductions and operating efficiencies throughout the Company in order to sustain earnings growth. In 2014, Brunswick's focus will be to drive consistent, profitable growth through product leadership resulting from investments in capital projects, research and development programs and sales and marketing resources in an effort to generate strong earnings and greater free cash flow. In the longer term, Brunswick's strategy remains consistent: to design, develop and introduce high-quality products featuring innovative technology and styling; to distribute products through a model that benefits its partners - dealers and distributors - and to provide world-class service to its customers; to develop and maintain low-cost manufacturing processes and to continually improve productivity and efficiency; to manufacture and distribute products globally with local and regional styling; to continue implementing the Company's capital strategy which includes maintaining a strong balance sheet, opportunistically lowering debt and funding pension obligations; and to attract and retain skilled and knowledgeable people. These strategic objectives support the Company's plans to grow by expanding its existing core businesses. The Company's primary objective is to enhance shareholder value by achieving returns on investments that exceed its cost of capital.

Refer to Note 5 – Segment Information and Note 2 – Discontinued Operations in the Notes to Consolidated Financial Statements for additional information regarding the Company's segments and discontinued operations, including net sales, operating earnings and total assets by segment.

Marine Engine Segment

The Marine Engine segment, which had net sales of $2,088.1 million in 2013, consists of the Mercury Marine Group (Mercury Marine). The Company believes its Marine Engine segment has the largest dollar sales and unit volume of recreational marine engines in the world, along with a leading marine parts and accessories business.

Mercury Marine manufactures and markets a full range of outboard engines, sterndrive propulsion systems and inboard engines under the Mercury, Mercury MerCruiser, Mariner, Mercury Racing, Mercury Sport Jet and Mercury Jet Drive, MotorGuide, Axius and Zeus brand names. In addition, Mercury Marine manufactures and markets marine parts and accessories under the Quicksilver, Mercury Precision Parts, Mercury Propellers, Attwood, Land 'N' Sea, Kellogg Marine Supply, Diversified Marine Products, Sea Choice and MotorGuide brand names, including marine electronics and control integration systems, steering systems, instruments, controls, propellers, trolling motors, fuel systems, service parts and marine lubricants. Mercury Marine's outboard engines, sterndrive engines and inboard engines are sold to independent boat builders, local, state and foreign governments, and to the Company's Boat segment. In addition, Mercury Marine's outboard engines are sold to end-users through a global network of more than 6,000 marine dealers and distributors, specialty marine retailers and marine service centers.

Mercury Marine also supplies integrated, high-speed diesel propulsion systems to the worldwide recreational and commercial marine markets, including the Company's Boat segment. During the second quarter of 2012, the Company and Cummins Inc. transitioned to the respective parent companies the business activities of Cummins MerCruiser Diesel Marine LLC (CMD), the joint venture between Mercury Marine and Cummins Marine, a division of Cummins Inc., and began the liquidation process of the joint venture. This liquidation process was completed in 2013. As part of the transition, Mercury Marine has integrated CMD's high-speed diesel engine line into its product portfolio and sells, services and supports these products through its global sales and distribution network.

Mercury Marine manufactures four-stroke outboard engine models ranging from 2.5 to 350 horsepower and two-stroke OptiMax outboard engines, all of which feature Mercury's direct fuel injection (DFI) technology, ranging from 75 to 300 horsepower. All of these low-emission engines are in compliance with current U.S. Environmental Protection Agency (EPA) requirements. Mercury Marine's four-stroke outboard engines include Verado, a collection of supercharged outboards ranging from 150 to 350 horsepower, and Mercury Marine's naturally aspirated four-stroke outboards, ranging from 2.5 to 150 horsepower, including the 150 FourStroke, introduced in 2012, which quickly became known for its light weight, fuel efficiency and performance. Mercury Marine also manufactures two-stroke, non-DFI engines for certain markets outside the United States. In addition, most of Mercury's sterndrive and inboard engines are now available with catalyst exhaust monitoring and treatment systems, and all are compliant with environmental regulations adopted by the State of California, effective January 1, 2008, and by the EPA, effective January 1, 2010.

To promote advanced propulsion systems with improved handling, performance and efficiency, Mercury Marine manufactures and markets advanced boat steering and engine control systems under the brand names of Zeus and Axius.

Mercury Marine's gasoline sterndrive and outboard engines are produced domestically in Fond du Lac, Wisconsin, with outboard engines also produced internationally in China and Japan. Mercury Marine manufactures 40, 50 and 60 horsepower four-stroke outboard engines in a facility in China, and produces smaller outboard engines in Japan pursuant to a joint venture with its partner, Tohatsu Corporation. Mercury Marine sources certain engine components from a global supply base of Asian, European and Latin American suppliers and manufactures additional engine component parts at its Fond du Lac facility and plants in Florida and Mexico. Mercury Marine also operates a remanufacturing business for engines and service parts in Wisconsin. In addition, Mercury Marine has an equity ownership interest in a company that manufactures boats under the brand names Bella, Flipper and Aquador in Finland.

 Mercury Marine's parts and accessories distribution and products businesses include: Land 'N' Sea, Kellogg Marine Supply, Diversified Marine Products and Attwood Marine. These businesses are the leading distributors of marine parts and accessories throughout North America, offering same-day or next-day delivery service to a broad array of marine service facilities.

Inter-company sales to the Company's Boat segment represented approximately 11 percent of Mercury Marine's sales in 2013. Domestic demand for the Marine Engine segment's products is seasonal, with sales generally highest in the second calendar quarter of the year.

Boat Segment

The Boat segment consists of the Brunswick Boat Group (Boat Group), which manufactures and markets the following products: fiberglass pleasure boats; yachts and sport yachts; offshore fishing boats; aluminum fishing boats; pontoon boats; deck boats and inflatable boats. The Company believes that its Boat Group, which had net sales of $1,032.0 million during 2013, has the largest dollar sales and unit volume of any pleasure motorboat manufacturer in the world.

The Boat Group manages Brunswick's boat brands; evaluates and optimizes the Boat segment's boat portfolio; promotes recreational boating services and activities to enhance the consumer experience and dealer profitability; and speeds the introduction of new technologies into the boat manufacturing and design processes.

The Boat Group includes the following boat brands: Sea Ray yachts, sport yachts, sport cruisers and runabouts; Bayliner sport cruisers and runabouts; Meridian yachts; Boston Whaler and Lund fiberglass fishing boats; and Crestliner, Cypress Cay, Harris FloteBote, Lowe, Lund and Princecraft aluminum fishing, utility, pontoon boats and deck boats. The Boat Group also includes a commercial and governmental sales unit that sells products to commercial customers, as well as to the United States government and state, local and foreign governments. The Boat Group procures most of its outboard engines, gasoline sterndrive engines and gasoline inboard engines from Brunswick's Marine Engine segment.

The Boat Group also includes several Brunswick boat brands based in Europe and Asia, which include Quicksilver, Uttern and Rayglass (Protector and Legend), which are typically equipped with engines manufactured by Mercury Marine and often include other parts and accessories supplied by Mercury Marine.

The Boat Group has active manufacturing facilities in Florida, Indiana, Minnesota, Missouri, Tennessee, Brazil, Canada, Mexico, New Zealand and Portugal, as well as additional inactive manufacturing facilities in Indiana, North Carolina and Tennessee. The Boat Group utilizes contract manufacturing facilities in Poland.

During 2013, the Boat Group continued its restructuring activities by reducing its workforce and consolidating manufacturing operations. In the fourth quarter of 2013, the Company made the decision to outsource woodworking operations for its fiberglass sterndrive boats, which resulted in long-lived asset impairment charges. Throughout the first half of 2013, the Company completed the consolidation of its Knoxville, Tennessee boat plant operation into its manufacturing facilities in Vonore, Tennessee and Palm Coast, Florida. In the first quarter of 2013, the Company announced the consolidation of its yacht and motoryacht production at its Palm Coast, Florida manufacturing plant, and as a result, the Company suspended manufacturing at its Sykes Creek boat manufacturing facility in nearby Merritt Island, Florida as of the end of June 2013. In August 2013, the Company completed the sale of its Hatteras and Cabo boat businesses. Finally, in 2013, the Boat Group divested several idle operating facilities and other real property holdings in Merritt Island, Florida; Ashland City, Knoxville and Dandridge, Tennessee; and Swansboro, North Carolina.

The Boat Group's products are sold to end-users through a global network of approximately 2,950 dealers and distributors, each of which carries one or more of Brunswick's boat brands. Sales to the Boat Group's largest dealer, MarineMax Inc., which has multiple locations and carries a number of the Boat Group's product lines, represented approximately 17 percent of Boat Group sales in 2013. Domestic demand for pleasure boats is seasonal, with sales generally highest in the second calendar quarter of the year.

Fitness Segment

Brunswick's Fitness segment is comprised of its Life Fitness division (Life Fitness), which designs, manufactures and markets a full line of reliable, high-quality cardiovascular fitness equipment (including treadmills, total body cross-trainers, stair climbers and stationary exercise bicycles) and strength-training equipment under the Life Fitness and Hammer Strength brands.

The Company believes that its Fitness segment, which had net sales of $693.5 million during 2013, is the world's largest manufacturer of commercial fitness equipment and a leading manufacturer of high-quality consumer fitness equipment. Life Fitness' commercial sales customers include health clubs, corporations, schools and universities, hotels, professional sports teams and the military and governmental agencies. Commercial sales are made to customers through Life Fitness' direct sales force, domestic dealers, and international distributors. Consumer products are available at specialty retailers, select mass merchants, sporting goods stores, through international distributors, and on the Life Fitness Web site.

The Fitness segment's principal manufacturing facilities are located in Illinois, Kentucky, Minnesota and Hungary, with third party contract manufacturing partners in China and Taiwan. Life Fitness distributes its products worldwide from regional warehouses and production facilities. Demand for Life Fitness products is seasonal, with sales generally highest in the fourth quarter of the year.

Bowling & Billiards Segment

The Bowling & Billiards segment is comprised of the Brunswick Bowling & Billiards division (BB&B), which had net sales of $310.3 million during 2013. The Company believes BB&B is a leading worldwide full-line designer, manufacturer and marketer of bowling and billiards products and operator of retail bowling centers.

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

BB&B operates 88 bowling centers in the United States and Canada. During 2013, BB&B divested its seven European bowling centers. BB&B retail bowling centers offer bowling and, depending on size and location, may also offer the following activities and facilities: in-house restaurants, taverns, outdoor patios, billiards, video and redemption games, laser tag, pro shops and meeting and party rooms. Of the Company's 88 bowling centers, 37 have been converted into Brunswick Zones, bowling centers that offer an array of active entertainment activities for our guests. BB&B has further enhanced the Brunswick Zone concept with expanded Brunswick Zone entertainment centers, branded Brunswick Zone XL, which are larger than typical Brunswick Zones and feature multiple entertainment offerings. BB&B operates 15 Brunswick Zone XL centers.

In 2013, BB&B introduced three new "Brunswick's" bowling centers, designed to create a unique combination of active entertainment and distinctive cuisine that provides guests with a superior experience. The new Brunswick's centers are complemented by elevated American pub fare from in-house restaurant Tavern '45, local and craft beers and superior service. The lively atmosphere encourages guests to connect with friends in an active, welcoming environment.

BB&B's billiards business was established in 1845 and is Brunswick's heritage business. BB&B designs and/or markets billiards tables, table tennis tables, air powered table hockey games, billiard balls, cues and other gaming tables, as well as game room furniture and related accessories, under the Brunswick and Contender brands.

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

Discontinued Operations

On December 31, 2012, the Board of Directors authorized the Company to exit its Hatteras and Cabo boat businesses, with the sale of these businesses completed in August 2013. As a result, these businesses, which were previously reported in the Company's Boat segment, are being reported as discontinued operations and are reported in separate lines in the Consolidated Statements of Operations for all periods presented. The assets and liabilities of these businesses meet the held for sale accounting criteria and have been aggregated and reported on separate lines of the Consolidated Balance Sheets for all periods presented. Brunswick's results as discussed in this Annual Report on Form 10-K reflect continuing operations only, unless otherwise noted.

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

In 2013, the term of the BAC joint venture was extended through December 31, 2016. The joint venture agreement contains provisions allowing for the renewal of the agreement or purchase of the other party's interest in the joint venture at the end of its term. Alternatively, either partner may terminate the agreement at the end of its term.

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

Brunswick owns Land 'N' Sea, Kellogg Marine Supply and Diversified Marine Products, the primary parts and accessories distribution platforms for the Company's Marine Engine segment. We believe that these businesses, collectively, are the leading distributors of marine parts and accessories throughout North America, with 14 distribution warehouses located throughout the United States and Canada offering same-day or next-day delivery service to a broad array of marine service facilities and Dealers.

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

Demand for a significant portion of Brunswick's products is seasonal, and a number of Brunswick's Dealers are relatively small and/or highly-leveraged. As a result, many Dealers require financial assistance to support their businesses, enabling them to provide stable channels for Brunswick's products. In addition to the financing offered by BAC, the Company provides its Dealers with assistance, including incentive programs, loans, loan guarantees and inventory repurchase commitments, under which the Company is obligated to repurchase inventory from a finance company in the event of a Dealer's default. The Company believes that these arrangements are in its best interest; however, the financial support that the Company provides to its Dealers exposes the Company to credit and business risk. Brunswick's business units, along with BAC, maintain active credit operations to manage this financial exposure, and the Company continually seeks opportunities to sustain and improve the financial health of its various distribution channel partners. Refer to Note 12 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for further discussion of these arrangements.

International Operations

Brunswick's sales to customers in markets other than the United States were $1,429.9 million (37 percent of net sales), $1,397.2 million (38 percent of net sales) and $1,483.6 million (40 percent of net sales) in 2013, 2012 and 2011, respectively. The Company transacts a portion of its sales in non-U.S. markets in local currencies, and the cost of its products is generally denominated in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar affects the financial results of Brunswick's non-U.S. operations.

Non-U.S. sales are set forth in Note 5 – Segment Information in the Notes to Consolidated Financial Statements and are also included in the table below, which details Brunswick's non-U.S. sales by region:

(in millions)	2013	2012	2011
Europe	$499.3	$477.4	$596.3
Canada	322.4	318.3	301.7
Pacific Rim	292.7	307.7	289.7
Latin America	225.7	205.5	191.6
Africa & Middle East	89.8	88.3	104.3
Total	$1,429.9	$1,397.2	$1,483.6

Marine Engine segment non-U.S. sales represented approximately 46 percent of Brunswick's non-U.S. sales in 2013. The segment's principal non-U.S. operations include the following:

•	An outboard engine assembly plant in Suzhou, China;

•	An outboard engine assembly plant operated by a joint venture in Japan;

•	A component manufacturing facility in Mexico;

•	Distribution, sales, service and applications engineering offices in Australia, Belgium, Brazil, Canada, China, Malaysia, Mexico, New Zealand and Singapore; and

•	Sales or representative offices in China, Dubai, Finland, France, Italy, Norway, Russia, Sweden and Switzerland.

Boat segment non-U.S. sales comprised approximately 26 percent of Brunswick's non-U.S. sales in 2013. A portion of the Boat Group's products are manufactured or assembled in Brazil, Canada, Mexico, New Zealand and Portugal, as well as in boat plants owned and operated by third parties in Poland that perform contract manufacturing for the Company, and are sold worldwide through Dealers. The Boat Group has sales or import offices in Belgium, Brazil, Canada, Italy, the Netherlands, New Zealand, Norway, Poland and Sweden.

Fitness segment non-U.S. sales comprised approximately 24 percent of Brunswick's non-U.S. sales in 2013. Life Fitness sells its products worldwide and has sales and distribution centers in Brazil, Germany, Hong Kong, Japan, the Netherlands, Spain and the United Kingdom. The Fitness segment manufactures strength-training equipment and select lines of cardiovascular equipment in Hungary for its international markets, and has relationships with contract manufacturers in China and Taiwan.

Bowling & Billiards segment non-U.S. sales comprised approximately 4 percent of Brunswick's non-U.S. sales in 2013. BB&B sells its products worldwide, has finance and service representatives in Germany, and operates plants that manufacture automatic pinsetters in Hungary and bowling balls in Mexico. BB&B operates three retail bowling centers in Canada.

Raw Materials and Supplies

Brunswick purchases a wide variety of raw materials from its supplier base, including oil, aluminum, steel and resins, as well as product parts and components, such as engine blocks and boat windshields. The prices for these raw materials, parts and components fluctuate depending on market conditions. Significant increases in the cost of such materials would raise the Company's production costs, which could reduce the Company's profitability if the Company could not recoup the increased costs through higher product prices.

As Brunswick's manufacturing operations raised production levels in 2013, the Company's need for raw materials and supplies increased. Moving into 2014, Brunswick's suppliers will need to increase their manufacturing operations to meet the rising demand for their products and, in many cases, may need to hire additional workers in order to fulfill the orders placed by Brunswick and other customers. During 2013, the Company experienced some shortages, and delayed delivery, of certain materials, parts and supplies essential to its manufacturing operations. The Company has addressed and will continue to address this issue by identifying alternative suppliers, working to secure adequate inventories of critical supplies and continually monitoring the capabilities of its supplier base.

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

In the Bowling & Billiards segment, patent rights principally relate to computerized bowling scorers and bowling center management systems, bowling center furniture, bowling lanes, lane conditioning machines, pinsetters and bowling center equipment, bowling balls, and billiards table designs and components.

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

Boat Segment: Aquapalooza, Bayliner, Boston Whaler, Crestliner, Cypress Cay, FloteBote, Harris, Lowe, Lund, Master Dealer, Meridian, Princecraft, Quicksilver, Rayglass, Sea Ray, Sentry and Uttern.

Fitness Segment: Flex Deck, Hammer Strength, Lifecycle and Life Fitness.

Bowling & Billiards Segment: Air Hockey, Brunswick, Brunswick's, Brunswick Zone, Brunswick Zone XL, Centennial, Contender, Cosmic Bowling, DV8, Gold Crown, GS-X, Pro Lane, Striking Line, Tavern '45, Vector, Viz-A-Ball and Zone.

Brunswick's trademark rights have indefinite lives, and many are well known to the public and are considered to be valuable assets.

Competitive Conditions and Position

The Company believes that it has a reputation for quality in each of its highly competitive lines of business. Brunswick competes in its various markets by: utilizing efficient production techniques; developing and strengthening its leading brands; developing and promoting innovative technological advancements; undertaking effective marketing, advertising and sales efforts; providing high-quality, innovative products at competitive prices; and offering extensive aftermarket services.

Strong competition exists in each of Brunswick's product groups, but no single enterprise competes with Brunswick in all product groups. In each product area, competitors range in size from large, highly-diversified companies to small, single-product businesses. Brunswick also indirectly competes with businesses that offer alternative leisure products or activities.

 The following summarizes Brunswick's competitive position in each segment:

Marine Engine Segment:  The Company believes it has the largest dollar sales and unit volume of recreational marine engines in the world, along with a leading marine parts and accessories business. The marine engine market is highly competitive among several major international companies that comprise the majority of the market, as well as several smaller companies including Chinese manufacturers. Competitive advantage in this segment is a function of product features, technological leadership, quality, service, pricing, performance and durability, along with effective promotion and distribution.

Boat Segment:  The Company believes it has the largest dollar sales and unit volume of pleasure motorboats in the world. There are several major manufacturers of pleasure and offshore fishing boats, along with hundreds of smaller manufacturers. Consequently, this business is both highly competitive and highly fragmented. The Company believes it has the broadest range of boat product offerings in the world, with boats ranging in size from 10 to 65 feet. In all of its boat operations, Brunswick competes on the basis of product features, technology, quality, brand strength, dealer service, pricing, performance, value, durability and styling, along with effective promotion and distribution.

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

Research and Development

The Company strives to improve its competitive position in all of its segments by continuously investing in research and development to drive innovation in its products and manufacturing technologies. Brunswick's research and development investments support the introduction of new products and enhancements to existing products. Research and development expenses as a percentage of net sales were 3.1 percent, 2.8 percent and 2.6 percent in 2013, 2012 and 2011, respectively. Research and development expenses by segment are shown below:

(in millions)	2013	2012	2011
Marine Engine	$70.6	$61.5	$56.7
Boat	22.4	20.2	17.5
Fitness	21.7	19.2	17.6
Bowling & Billiards	4.8	4.4	4.1
Total	$119.5	$105.3	$95.9

Number of Employees

The number of employees worldwide is shown below by segment:

	December 31, 2013		December 31, 2012
	Total	Union (domestic)	Total	Union (domestic)
Marine Engine	5,331	1,880	5,202	1,814
Boat (A)	3,748	—	4,393	—
Fitness	1,801	134	1,804	140
Bowling & Billiards	4,509	24	4,625	22
Corporate (B)	312	—	153	—
Total	15,701	2,038	16,177	1,976

(A)	2012 employee numbers include employees of those businesses treated as discontinued operations.

(B)	2013 Corporate numbers include approximately 150 information technology employees that were previously included in the divisional totals and were consolidated within Corporate beginning in 2013.

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

General worldwide economic conditions, particularly in the United States and Europe, continue to be challenging as economies continue to recover from the effects caused by the subprime lending and general credit market crisis, collateral effects on the finance and banking industries, increased energy costs, concerns about inflation, slower economic activity, low consumer confidence, and weak business conditions. In times of economic uncertainty and contraction, consumers tend to have less discretionary income and to defer expenditures for discretionary items, which adversely affects the Company's financial performance, especially in its marine businesses.  A majority of the Company's businesses are cyclical in nature and are highly sensitive to personal discretionary spending levels, and their success is dependent upon favorable economic conditions, the overall level of consumer confidence and personal income levels.
Demand for the Company's marine products has been significantly influenced by weak economic conditions, low consumer confidence, high unemployment and increased market volatility worldwide, especially in the United States and Europe.  Although increases have not been experienced in all product segments and geographic markets, the Company estimates that retail unit sales of powerboats in the United States again increased modestly during 2013. However, unit sales remain down significantly from historical levels, particularly in the fiberglass sterndrive boat segment. Any deterioration in general economic conditions that further diminishes consumer confidence or discretionary income may further reduce the Company's sales and adversely affect its financial results, including increasing the potential for future impairment charges.  The Company cannot predict the timing or strength of economic recovery, either worldwide or in the specific markets where it competes.
Fiscal concerns in the United States and Europe, including resolution of the debt ceiling and potential downgrade of the U.S. government's credit rating, may negatively impact the worldwide economy, and could have an adverse effect on the Company's industries, businesses and financial condition.
Concerns regarding the U.S. debt ceiling and budget deficit, as well as the European debt and unemployment crisis, could have an adverse effect on worldwide economic conditions. These concerns also include the potential impact of additional credit agency downgrades. Such fiscal concerns and the resulting downgrade of the U.S. government's credit rating could have a material adverse impact on worldwide economic conditions, the financial markets and the availability of credit and, consequently, may negatively affect the Company's industries, businesses and overall financial condition.
Although consumer credit markets have improved, consumer credit market conditions continue to influence demand, especially for marine products, and may continue to do so.
Customers often finance purchases of the Company's marine products, particularly boats. Credit market conditions continued to improve in 2013, but remained less favorable overall than those in existence prior to the decline in marine retail demand. While interest rates are generally lower, there continue to be fewer lenders, tighter underwriting and loan approval criteria, greater down payment requirements and negative loan equity, particularly in larger products.  If credit conditions worsen, and adversely affect the ability of customers to finance potential purchases at acceptable terms and interest rates, it could result in a decrease in sales of the Company's products or delay any improvement in its sales.
The inability of the Company's dealers and distributors to secure adequate access to capital could adversely affect the Company's sales.
The Company's dealers require adequate liquidity to finance their operations, including purchases of the Company's products.  Dealers are subject to numerous risks and uncertainties that could unfavorably affect their liquidity positions, including, among other things, continued access to adequate financing sources on a timely basis on reasonable terms.  These sources of financing are vital to the Company's ability to sell products through the Company's distribution network, particularly to its boat and engine dealers.  During the credit crisis which ensued before, during and after the 2009 recession, several third-party floorplan lenders ceased their lending operations or materially reduced their exposure.  A significant portion of the Company's domestic and international boat and engine sales to dealers are financed through entities affiliated with GE  Capital Corporation (GECC), including BAC (the Company's 49 percent owned joint venture, with the other 51 percent being owned by CDFV, a subsidiary of GECC),  which provides floorplan financing to domestic marine dealers.

The availability and terms of financing offered by the Company's dealer floorplan financing providers will continue to be influenced by a number of factors including: their ability to access certain capital markets, including the securitization and the commercial paper markets, and to fund their operations in a cost effective manner; the performance of their overall credit portfolios; their willingness to accept the risks associated with lending to marine dealers; and the overall creditworthiness of those dealers.  The Company's sales could be adversely affected if BAC were to be terminated, if further declines in floorplan financing availability occur, or if financing terms change unfavorably.  This could require the Company to find alternative sources of financing, including the Company providing this financing directly to dealers, which could require additional capital to fund the associated receivables.
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
Weakening demand for marine products could adversely affect the financial performance of the Company's dealers.  In particular, reduced cash flow from decreases in sales and tightening credit markets may impair a dealer's ability to fund operations.  Inability to fund operations can force dealers to cease business, and the Company may not be able to obtain alternate distribution in the vacated market. An inability to obtain alternate distribution could unfavorably affect the Company's net sales through reduced market presence. If conditions were to worsen, the Company anticipates that dealer failures or voluntary market exits could increase, especially if overall retail demand for boats materially declines.
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
The Company and its dealers, retailers and other distributors could decide to reduce the number of units they hold, particularly if demand trails forecasted levels or if new product introductions are expected to replace older products, especially in the large fiberglass boat business. Such efforts tend to result in wholesale reductions in excess of retail reductions and would likely result in lower production levels of the Company's products, thus resulting in lower rates of absorption of fixed costs in the Company's manufacturing facilities and lower margins. While actions taken continue to keep dealer inventories at appropriate levels, the potential need for future inventory reductions by dealers and independent boatbuilder customers could impair the Company's future sales and results of operations.
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
The Company's maximum contingent obligation to repurchase inventory and its maximum contingent recourse obligations on customer receivables have been reduced in recent years and are less than the total balances of dealer financings outstanding under these programs, as the Company's obligations under certain of these arrangements are subject to caps, or are limited based on the age of product.  The Company's risk related to these arrangements is mitigated by the proceeds it receives on the resale of repurchased product to other dealers, or by recoveries on receivables purchased under the recourse obligations.
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
The Company believes that its brands, including Brunswick, Mercury, Sea Ray, Boston Whaler and Life Fitness, are significant contributors to the success of the Company's business, and that maintaining and enhancing the brands are important to expanding the Company's customer base.  Failure to continue to promote and protect the Company's brands may adversely affect the Company's business and results of operations.
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
A significant component of the Company's cost-reduction efforts has been a focus on reducing its manufacturing footprint by consolidating boat and engine production into fewer plants. In the fourth quarter of 2012, the Company began the consolidation of its Knoxville, Tennessee boat plant operation into its manufacturing facilities in Vonore, Tennessee and Palm Coast, Florida. This transition was completed in 2013. In addition, in the first quarter of 2013, the Company announced the consolidation of its yacht and motoryacht production at its Palm Coast, Florida manufacturing plant, and as a result, the Company suspended manufacturing at its Sykes Creek boat manufacturing facility in nearby Merritt Island, Florida as of the end of June 2013.
The Company has also been making strategic capital investments in capacity expansion activities that will enable the affected businesses to successfully capture growth opportunities. During 2013, the Company invested capital in a new pontoon facility in Fort Wayne, Indiana and began or continued plant expansion activities at its facilities in Edgewater, Florida, New York Mills, Minnesota and Fond du Lac, Wisconsin.
Moving production to a different plant or expanding capacity at an existing facility involves risks, including the inability to start up production within the cost and timeframe estimated, supply product to customers when expected and attract a sufficient number of skilled workers to handle the additional production demands.  The inability to successfully implement the Company's manufacturing footprint initiatives could adversely affect its ability to meet customer demand for products and could increase the cost of production versus projections, both of which could result in a significant adverse impact on operating and financial results. Additionally, expenses and cost inefficiencies associated with plant consolidation, including severance costs and loss of trained employees with knowledge of the Company's business and operations, could exceed projections and negatively impact financial results.
To successfully manage its manufacturing footprint, the Company also must enable growth through strategic capital investments, including facility and capacity expansion projects. These capital improvement projects and expansions must be carefully managed to ensure cost targets are met, environmental, safety and other regulations are followed and high-quality workmanship is maintained.

 If the Company is not able to successfully implement its restructuring and growth initiatives, this could have a material adverse effect on the Company's business and financial condition.
The Company's ability to successfully generate improvements in cash flow will depend partly on its continued successful execution of the Company's restructuring and growth initiatives. Demand for certain of the Company's marine products continues to be at historically low levels, mainly as a result of weak economic conditions. As a result, the Company has taken, and may in the future take, additional global restructuring activities to realign its cost structure with existing demand. Restructuring activities could result in impairment charges and other expenses, which could adversely impact the Company's cash flow, results of operations or financial condition.
The Company relies on third-party suppliers for the supply of the raw materials, parts and components necessary to manufacture its products.  The Company's financial results may be adversely affected by an increase in cost, disruption of supply or shortage of or defect in raw materials, parts or product components.
Outside suppliers and contract manufacturers provide the Company with raw materials used in its manufacturing processes including oil, aluminum, copper, steel and resins, as well as product parts and components. The prices for these raw materials, parts and components fluctuate depending on market conditions and in some instances, commodity prices.  Substantial increases in the prices of the Company's raw materials, parts and components would increase the Company's operating costs, and could reduce its profitability if the Company could not recoup the increased costs through increased product prices.
In addition, some components used in the Company's manufacturing processes, including furniture, upholstery and boat windshields are available from a sole supplier or a limited number of suppliers.  Operational and financial difficulties that these or other suppliers may face in the future could adversely affect their ability to supply the Company with the parts and components it needs, which could significantly disrupt the Company's operations.  It may be difficult to find a replacement supplier for a limited or sole source raw material, part or component without significant delay or on commercially reasonable terms.  In addition, an uncorrected defect or supplier's variation in a raw material, part or component, either unknown to the Company or incompatible with the Company's manufacturing process, could harm the Company's ability to manufacture products.
Some of the risks that could disrupt the Company's operations, impair the Company's ability to deliver products to the Company's customers and negatively affect the Company's financial results include: an increase in the cost of, defects in or a sustained interruption in the supply or shortage of some of these raw materials, parts or products that may be caused by delayed start-up periods experienced by the Company's suppliers as they increase production efforts; financial pressures on the Company's suppliers due to a weakening economy; a deterioration of the Company's relationships with suppliers; or by events such as natural disasters, power outages or labor strikes. In addition to the risks described above regarding interruption of supplies, which are exacerbated in the case of single-source suppliers, the exclusive supplier of a key component potentially could exert significant bargaining power over price, quality, warranty claims, or other terms relating to a component.
The Company's manufacturing operations increased production in 2013 and are expected to continue to do so in 2014, and consequently, the Company's need for raw materials and supplies will increase. The Company's suppliers must be prepared to ramp up operations and, in many cases, hire additional workers and/or expand capacity in order to fulfill the orders placed by the Company and other customers. The Company experienced periodic supply shortages in 2013.  The Company continues to work to address this issue by identifying alternative suppliers, working to secure adequate inventories of critical supplies and continually monitoring the capabilities of its supplier base. In the future, however, the Company may continue to experience shortages of, delayed delivery of and/or increased prices for key materials, parts and supplies that are essential to its manufacturing operations.
The Company's pension funding requirements and expenses are affected by certain factors outside its control, including the performance of plan assets, the discount rate used to value liabilities, actuarial data and experience and legal and regulatory changes.
The Company's funding obligations and pension expense for its four qualified pension plans are driven by the performance of assets set aside in trusts for these plans, the discount rate used to value the plans' liabilities, actuarial data and experience, and legal and regulatory funding requirements.  Changes in these factors could have an adverse impact on the Company's results of operations, liquidity or shareholders' equity.  In addition, a portion of the Company's pension plan assets are invested in equity securities, which can experience significant declines if economic conditions or financial markets weaken.  The level of the Company's funding of its qualified pension plan liabilities was approximately 79 percent as of December 31, 2013. The Company's future pension expenses and funding requirements could increase significantly due to the effect of adverse changes in the discount rate and asset levels along with a decline in the estimated return on plan assets. In addition, as a result of changes in regulations, the Company could be legally required to make increased contributions to the pension plans, and these contributions could be material and negatively affect the Company's cash flow.

Higher energy and fuel costs can adversely affect the Company's results.
Higher energy and fuel costs result in increases in operating expenses at the Company's manufacturing facilities and in the cost of shipping products to customers.  In addition, increases in energy costs can adversely affect the pricing and availability of petroleum-based raw materials such as resins and foam that are used in many of the Company's marine products.  Also, higher fuel prices may have an adverse effect on demand for marine retail products, as they increase the cost of boat ownership and possibly affect product usage, and may have a negative impact on operating margins, particularly in the Fitness segment, as transportation costs increase.  Finally, because heating and air conditioning comprise a significant part of the cost of operating a bowling center, any increase in the price of energy could adversely affect the operating margins of the Company's bowling centers.
The Company's profitability may suffer as a result of competitive pricing and other pressures.
The introduction of lower-priced alternative products by other companies can hurt the Company's competitive position in all of its businesses.  The Company is constantly subject to competitive pressures, particularly in the outboard engine market, in which predominantly Asian manufacturers often have pursued a strategy of aggressive pricing, particularly during periods when the Japanese yen weakens versus the U.S. dollar.  Such pricing pressure may limit the Company's ability to increase prices for its products in response to raw material and other cost increases and negatively affect the Company's profit margins.
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
The Company believes that its customers rigorously evaluate their suppliers on the basis of product quality along with new product innovation and development capability. The Company's ability to remain competitive and meet its growth objectives may be adversely affected by difficulties or delays in product development, such as an inability to develop viable new products, gain market acceptance of new products, generate sufficient capital to fund new product development or obtain adequate intellectual property protection for new products. To meet ever-changing consumer demands, the timing of market entry and pricing of new products are critical.  As a result, the Company may not be able to introduce new products necessary to remain competitive in all markets that it serves.  Furthermore, the Company must deliver quality products that meet or exceed its customers' expectations regarding product quality and after-sales service.
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
The Company's products may expose it to potential product liability, warranty liability, personal injury or property damage claims relating to the use of those products. The Company's manufacturing consolidation efforts and production of new products could result in product quality issues, thereby increasing the risk of litigation and potential liability. To address this risk, the Company has established a global, enterprise-wide organization charged with the responsibility of addressing, reviewing and reporting on product integrity issues. Historically, the resolution of such claims has not materially adversely affected the Company's business, and the Company maintains insurance coverage to mitigate a portion of these risks, which it believes to be adequate.  However, the Company may experience material losses in the future, incur significant costs to defend claims or experience claims in excess of its insurance coverage or claims that will not be covered by insurance.  Furthermore, the Company's reputation may be adversely affected by such claims, whether or not successful, including potential negative publicity about its products. The Company records reserves for known potential liabilities, but there is the possibility that actual losses may exceed these reserves and therefore negatively impact earnings.
Environmental laws and zoning and other requirements can inhibit the Company's ability to grow its marine businesses.
Environmental restrictions, boat plant emission restrictions and permitting and zoning requirements can limit production capacity, access to water for boating, as well as marina and storage space.  In addition, certain jurisdictions both inside and outside the United States require or are considering requiring a license to operate a recreational boat.  While such licensing requirements are not expected to be unduly restrictive, they may deter potential customers, thereby reducing the Company's sales.  Furthermore, regulations allowing the sale of fuel containing higher levels of ethanol for automobiles, which is not appropriate or intended for use in marine engines, may nonetheless result in increased warranty, service and other claims against the Company if boaters mistakenly use this fuel in marine engines, causing damage to and the degradation of components in their marine engines.
Compliance with environmental regulations affecting marine engines will increase costs and may reduce demand for the Company's products.
The U.S. Environmental Protection Agency's emission regulations require certain gasoline sterndrive and inboard engines to be equipped with a catalyst exhaust monitoring and treatment system.  It is possible that environmental regulatory bodies may impose higher emissions standards in the future for these and other marine engines including outboards.  Compliance with these standards would increase the cost to manufacture and the price to the customer for the Company's engines, which could in turn reduce consumer demand for the Company's marine products and potentially reduce operating margins. An increase in the cost of marine engines, an increase in the retail price to consumers, or unforeseen delays in compliance with environmental regulations affecting these products, could have an adverse effect on the Company's results of operations.
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
Additionally, the Company is subject to laws governing its relationship with its employees, including, but not limited to, employee wage, hour and benefit issues, such as pension funding and health care benefits.  Changes to such legislation could increase the cost of the Company's operations. Specifically, the effects of the Patient Protection and Affordable Care Act, once ultimately determined and fully implemented, may have an adverse effect on the financial operations of the Company, primarily in the bowling retail business.
Increases in income tax rates or changes in income tax laws or enforcement could have a material adverse impact on the Company's financial results.
Changes in domestic and international tax legislation could expose the Company to additional tax liability.  Although the Company carefully monitors changes in tax laws and works to mitigate the impact of proposed changes, such changes or failure to extend legislation, including the research and development credit, may negatively impact the Company's financial results. In addition, any increase in individual income tax rates, such as those implemented at the beginning of 2013, would negatively affect the Company's potential customers' discretionary income and could decrease the demand for its products. Finally, governments in certain foreign jurisdictions are increasing their audit activity in an effort to obtain additional revenue. This increase in activity involves increased costs to the Company for having to resolve these potential disputes and from the potential additional taxes which may be assessed.
If the Company's intellectual property protection is inadequate, others may be able to use its technologies and thereby impair the Company's ability to compete, which could have a material adverse effect on the Company, its financial condition and results of operations.
The Company regards much of the technology underlying its products as proprietary.  The Company relies on a combination of patents, trademark, copyright and trade secret laws; employee and third-party non-disclosure agreements; and other contracts to establish and protect its technology and other intellectual property rights.  The steps the Company takes to protect its proprietary technology may be inadequate to prevent misappropriation of the Company's technology, or third parties may independently develop similar technology.   The agreements may be breached or terminated, the Company may not have adequate remedies for any such breach, and existing patent, trademark, copyright and trade secret laws afford it limited protection.  Policing unauthorized use of the Company's intellectual property is difficult, particularly in many regions outside the United States.  A third party could copy or otherwise obtain and use the Company's products or technology without authorization. Litigation may be necessary for the Company to defend against claims of infringement or to protect its intellectual property rights and could result in substantial cost and divert the attention of management. Further, the Company might not prevail in such litigation and the Company may be forced to seek licenses or royalty arrangements from third parties, which the Company may not be able to obtain on reasonable terms, or the Company may be forced to stop using products that included the challenged intellectual property, which could harm its business.
Some of the Company's operations are conducted by joint ventures that are not operated solely for its benefit.
Some of the Company's operations are carried on through jointly owned companies such as BAC and Tohatsu Marine Corporation.  With respect to these joint ventures, the Company shares ownership and management responsibility of these companies with one or more parties who may not have the same goals, strategies, priorities or resources as the Company.  These joint ventures are intended to be operated for the benefit of all co-owners, rather than for the Company's exclusive benefit.
Changes in currency exchange rates can adversely affect the Company's results.
The Company derives a portion of its revenues from outside the United States (approximately 37 percent in 2013).  The Company manufactures its products primarily in the United States and the costs of the Company's products are generally denominated in U.S. dollars, although the increase in manufacturing and sourcing of products and materials outside the United States continues to be a strategic focus.  The Company sells a portion of these products in currencies other than the U.S. dollar. Consequently, a strong U.S. dollar can make the Company's products less price-competitive relative to products manufactured outside the United States, and can adversely affect its financial performance.
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
Approximately 37 percent of the Company's 2013 sales were derived from sources outside the United States and the Company intends to continue to expand its international operations and customer base as part of its growth strategy.  Sales outside the United States, especially in emerging markets, are subject to various risks, including government embargoes or foreign trade restrictions, tariffs, fuel duties, inflation, difficulties in enforcing agreements and collecting receivables through foreign legal systems, compliance with international laws, treaties and regulations and unexpected changes in regulatory environments, disruptions in distribution, dependence on foreign personnel and unions, as well as economic and social instability.  In addition, there may be tax inefficiencies in repatriating cash from non-U.S. subsidiaries.  If the Company continues to expand its business globally, its success will depend, in part, on the Company's ability to anticipate and effectively manage these and other risks.  These and other factors may have a material impact on the Company's international operations or its business as a whole.
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
If the future operating performance of the Company's reporting units is not sufficient, the Company could be required to record non-cash impairment charges.  Impairment charges could substantially affect the Company's reported earnings in the periods such charges are recorded.  In addition, impairment charges could indicate a reduction in business value which could limit the Company's ability to obtain adequate financing in the future.  As of December 31, 2013, goodwill was approximately 10 percent of total assets and included $270.9 million of goodwill related to the Life Fitness segment and $20.8 million of goodwill related to the Marine Engine segment.
Adverse weather conditions can have a negative effect on marine and retail bowling center revenues.
Weather conditions can have a significant effect on the Company's operating and financial results, especially in the marine and retail bowling center businesses.  Sales of the Company's marine products are generally stronger just before and during spring and summer, and favorable weather during these months generally has a positive effect on consumer demand.  Conversely, unseasonably cool weather, excessive rainfall or drought conditions during these periods can reduce demand.  Hurricanes and other storms can result in the disruption of the Company's distribution channel, operations or supply chain. In addition, severely inclement weather on weekends and holidays, particularly during the winter months, can adversely affect patronage of the Company's bowling centers and, therefore, revenues in the retail bowling center business. Additionally, in the event that climate change occurs, which could result in environmental changes including, but not limited to, severe weather, rising sea levels or reduced access to water, the Company's business could be disrupted and negatively affected.
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
The Company's operations depend, in part, on the efforts of the Company's executive officers and other key employees.  In addition, the Company's future success will depend on, among other factors, its ability to attract and retain other qualified personnel. The loss of the services of any of the Company's key employees or the failure to attract or retain employees could have an adverse effect on the Company.  The Company's restructuring activities, which result in employee terminations, may make it more difficult for the Company to attract or retain employees and it may be adversely affected for some time by the loss of trained employees with knowledge of the Company's business and industries.  If the Company is unable to attract and retain qualified individuals, or the Company's costs to do so increase significantly, the Company's operations could be adversely affected.
 The Company's business operations could be negatively impacted by the failure of its information technology systems.

The Company's global business operations are managed through a variety of information technology (IT) systems. These systems govern all aspects of the company's operations around the world. The Company is dependent on these systems for all commercial transactions, customer interactions, and image projection. Some of the systems are based on legacy technology and operate with a minimal level of available support. If one of these legacy systems or another of the Company's key IT systems were to suffer a failure, or if the Company's IT systems were unable to communicate effectively, this could result in missed or delayed sales, or lost opportunities for cost reduction or efficient cash management. The Company exchanges information with hundreds of trading partners across all aspects of its commercial operations. Any breach in security or disruption of the communications could result in erroneous transactions or loss of reputation and confidence. The company has numerous portals to engage in e-commerce and e-marketing; therefore, the company must remain diligent in protecting itself from malicious cyber attacks. A successful cyber attack could result in a disruption of services, fraudulent transactions, or disclosure of confidential information. This could negatively affect the Company's relationships with its trading partners and damage its image and reputation.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Brunswick's headquarters are located in Lake Forest, Illinois. Brunswick has numerous manufacturing plants, distribution warehouses, bowling entertainment centers, sales offices and product test sites around the world. Research and development facilities are primarily located at manufacturing sites.

The Company believes its facilities are suitable and adequate for its current needs and are well maintained and in good operating condition. Most plants and warehouses are of modern, single-story construction, providing efficient manufacturing and distribution operations. The Company believes its manufacturing facilities have the capacity, or is investing to increase capacity, to meet current and anticipated demand. Brunswick owns its Lake Forest, Illinois headquarters and most of its principal plants.

The principal facilities used in Brunswick's operations are in the following locations:

Marine Engine Segment:  Fresno, California; Old Lyme, Connecticut; Miramar, Panama City, Pompano Beach and St. Cloud, Florida; Atlanta, Georgia; Lowell, Michigan; Brookfield, Fond du Lac and Oshkosh, Wisconsin; Melbourne, Australia; Petit Rechain, Belgium; Toronto, Ontario, Canada; Suzhou, China; Kuala Lumpur, Malaysia; Juarez, Mexico; and Singapore. The Fresno, California; Old Lyme, Connecticut; Miramar and Pompano Beach, Florida; Lowell, Michigan; Melbourne, Australia; Toronto, Ontario, Canada; Kuala Lumpur, Malaysia and Singapore facilities are leased. The remaining facilities are owned by Brunswick.

Boat Segment:  Edgewater and Palm Coast, Florida; Fort Wayne, Indiana; New York Mills, Minnesota; Lebanon, Missouri; Vonore, Tennessee; Petit Rechain, Belgium; Joinville, Santa Catarina, Brazil; Princeville, Quebec, Canada; Reynosa, Mexico; Auckland, New Zealand; and Vila Nova de Cerveira, Portugal. The facilities in Santa Catarina, Brazil; Auckland, New Zealand and Brunswick Commercial and Government Products in Edgewater, Florida are leased. The remaining facilities are owned by Brunswick.

Fitness Segment:  Franklin Park and Rosemont, Illinois; Falmouth, Kentucky; Ramsey, Minnesota; and Kiskoros, Hungary. The Rosemont office and a portion of the Franklin Park facility are leased. The remaining facilities are owned by Brunswick.

Bowling & Billiards Segment:  Lake Forest, Illinois; Muskegon, Michigan; Bristol, Wisconsin; Szekesfehervar, Hungary; Reynosa, Mexico; and 88 bowling recreation centers in the United States and Canada. The Reynosa manufacturing facility and 24 of BB&B's bowling centers are leased. The remaining facilities are owned by Brunswick.

Item 3. Legal Proceedings

Refer to Note 12 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for information about the Company's legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Brunswick's Executive Officers are listed in the following table:

Officer	Present Position	Age

Dustan E. McCoy	Chairman and Chief Executive Officer	64
William L. Metzger	Senior Vice President and Chief Financial Officer	52
Christopher E. Clawson	Vice President and President - Life Fitness	50
Kristin M. Coleman	Vice President, General Counsel and Secretary	45
Andrew E. Graves	Vice President and President - Brunswick Boat Group	54
Kevin S. Grodzki	Vice President and President - Global Sales and Marketing - Mercury Marine	58
B. Russell Lockridge	Vice President and Chief Human Resources Officer	64
Alan L. Lowe	Vice President - Finance and Controller	62
Mark D. Schwabero	Vice President and President - Mercury Marine	61

There are no familial relationships among these officers. The term of office of all Executive Officers expires May 7, 2014. The Executive Officers are elected by the Board of Directors each year.

Dustan E. McCoy was named Chairman and Chief Executive Officer of Brunswick in December 2005. He was Vice President of Brunswick and President - Brunswick Boat Group from 2000 to 2005. From 1999 to 2000, he was Vice President, General Counsel and Secretary of Brunswick.

William L. Metzger was named Senior Vice President and Chief Financial Officer of Brunswick in March 2013. Previously, he served as Vice President and Treasurer of Brunswick from 2001 to 2013 and in a number of positions of increasing responsibility within Brunswick since his start with Brunswick in 1987.

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

B. Russell Lockridge has been Vice President and Chief Human Resources Officer of Brunswick since 1999.

Alan L. Lowe has been Vice President - Finance and Controller of Brunswick since May 2013. Previously, he was Vice President and Controller of Brunswick since 2003.

Mark D. Schwabero was named Vice President and President - Mercury Marine in December 2008. Previously, he was
President - Mercury Outboards from 2004 to 2008.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Brunswick's common stock is traded on the New York and Chicago Stock Exchanges. Quarterly information with respect to the high and low prices for the common stock and the dividends declared on the common stock is set forth in Note 21 – Quarterly Data (unaudited) in the Notes to Consolidated Financial Statements. As of February 12, 2014, there were 10,136 shareholders of record of the Company's common stock.

In October 2013, Brunswick announced its quarterly dividend on its common stock of $0.10 per share, payable in December 2013, which reflected an increase over the annual dividend of $0.05 per share paid in 2012. Brunswick expects to continue to pay quarterly dividends at the discretion of the Board of Directors, subject to continued capital availability and a determination that cash dividends continue to be in the best interest of the Company's shareholders.

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

	2008	2009	2010	2011	2012	2013
Brunswick	100.00	303.68	449.19	434.06	700.65	1,112.33
S&P 500 Index	100.00	123.45	139.23	139.23	157.90	204.63
S&P 500 GICS Consumer Discretionary Index	100.00	136.75	174.41	181.96	221.14	312.91

The basis of comparison is a $100 investment at December 31, 2008 in each of: (i) Brunswick, (ii) the S&P 500 Index, and (iii) the S&P 500 GICS Consumer Discretionary Index. All dividends are assumed to be reinvested. The S&P 500 GICS Consumer Discretionary Index encompasses industries including automotive, household durable goods, textiles and apparel, and leisure equipment. Brunswick believes the companies included in this index provide the most representative sample of enterprises that are in primary lines of business that are similar to Brunswick's.

Item 6. Selected Financial Data

The selected historical financial data presented below as of and for the years ended December 31, 2013, 2012 and 2011 has been derived from, and should be read in conjunction with, the historical consolidated financial statements of the Company, including the notes thereto, and Item 7 of this report, including the Matters Affecting Comparability section. The selected historical financial data presented below as of and for the years ended December 31, 2010 and 2009 has been derived from the consolidated financial statements of the Company for the years that are not included herein.

(in millions, except per share data)	2013	2012	2011	2010	2009
Results of operations data
Net sales	$3,887.5	$3,717.6	$3,670.0	$3,338.0	$2,729.5
Operating earnings (loss) (A)	304.2	264.1	213.7	62.9	(503.6)
Earnings (loss) before interest, loss on early extinguishment of debt and income taxes (A)	304.8	262.5	208.4	58.4	(521.7)
Earnings (loss) before income taxes (A)	229.6	181.0	110.7	(38.1)	(617.7)
Net earnings (loss) from continuing operations (A) (D)	775.2	147.4	90.6	(64.0)	(513.1)

Discontinued operations:
Net loss from discontinued operations, net of tax (B) (C)	(6.0)	(97.4)	(18.7)	(46.6)	(73.1)
Net earnings (loss) (A) (B) (C) (D)	$769.2	$50.0	$71.9	$(110.6)	$(586.2)

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations (A) (D)	$8.50	$1.64	$1.02	$(0.72)	$(5.80)
Discontinued operations:
Net loss from discontinued operations, net of tax (B) (C)	(0.07)	(1.08)	(0.21)	(0.53)	(0.83)
Net earnings (loss) (A) (B) (C) (D)	$8.43	$0.56	$0.81	$(1.25)	$(6.63)

Average shares used for computation of basic earnings (loss) per share	91.2	89.8	89.3	88.7	88.4

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations (A) (D)	$8.26	$1.59	$0.98	$(0.72)	$(5.80)
Discontinued operations:
Net loss from discontinued operations, net of tax (B) (C)	(0.06)	(1.05)	(0.20)	(0.53)	(0.83)
Net earnings (loss) (A) (B) (C) (D)	$8.20	$0.54	$0.78	$(1.25)	$(6.63)

Average shares used for computation of diluted earnings (loss) per share	93.8	92.4	92.2	88.7	88.4

(A)
2013 results include $21.4 million of pretax restructuring, exit and impairment charges. 2012 results include $25.8 million of pretax restructuring, exit and impairment charges. 2011 results include $21.3 million of pretax restructuring, exit and impairment charges. 2010 results include $54.2 million of pretax restructuring, exit and impairment charges. 2009 results include $158.3 million of pretax restructuring, exit and impairment charges.

(B)
Net loss from discontinued operations in 2013 includes a Gain on disposal of discontinued operations, net of tax of $1.6 million (a pre-tax loss of $1.4 million and a net tax benefit of $3.0 million). Net loss from discontinued operations in 2012 includes an impairment charge on assets held for sale, net of tax of $53.2 million ($52.7 million pre-tax). See Note 2 – Discontinued Operations in the Notes to Consolidated Financial Statements for further discussion.

(C)
Net loss from discontinued operations includes other restructuring and impairment charges, net of tax of $14.5 million, $1.4 million, $8.1 million and $14.2 million in 2012, 2011, 2010 and 2009, respectively.

(D)	Net earnings (loss) from continuing operations includes an income tax benefit of $599.5 million from the reversal of deferred tax valuation allowance reserves in 2013.

(in millions, except per share and other data)	2013	2012	2011	2010	2009
Balance sheet data
Total assets of continuing operations	$2,915.8	$2,424.2	$2,420.8	$2,610.4	$2,608.7
Debt
Short-term	$6.4	$8.2	$2.4	$2.2	$11.5
Long-term	453.4	563.6	690.4	828.4	839.4
Total debt	459.8	571.8	692.8	830.6	850.9
Common shareholders' equity (A)	1,038.4	77.7	30.9	70.4	210.3
Total capitalization	$1,498.2	$649.5	$723.7	$901.0	$1,061.2

Cash flow data
Net cash provided by operating activities of continuing operations	$204.8	$183.6	$135.2	$195.6	$150.2
Depreciation and amortization	87.5	90.0	99.4	123.9	150.8
Capital expenditures	148.1	115.2	87.1	53.6	31.8
Investments	(1.5)	1.7	(0.9)	(7.2)	(6.2)
Cash dividends paid	9.1	4.5	4.5	4.4	4.4

Other data
Dividends declared per share	$0.10	$0.05	$0.05	$0.05	$0.05
Book value per share (A)	11.39	0.87	0.35	0.79	2.38
Return on beginning shareholders' equity (A)	990.0%	161.8%	102.1%	(52.6)%	(80.3)%
Effective tax rate from continuing operations	NM	18.6%	18.2%	(68.0)%	16.9%
Debt-to-capitalization rate (A)	30.7%	88.0%	95.7%	92.2%	80.2%
Number of employees	15,701	16,177	15,356	15,290	15,003
Number of shareholders of record	10,243	10,900	11,550	12,134	12,602
Common stock price (NYSE)
High	$46.48	$29.09	$26.93	$22.62	$13.11
Low	30.42	18.49	13.46	10.34	2.18
Close (last trading day)	46.06	29.09	18.06	18.74	12.71

NM = Not meaningful

(A)	Includes an income tax benefit of $599.5 million from the reversal of deferred tax valuation allowance reserves in 2013.

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

Overview and Outlook

General

In 2013, the Company successfully navigated through extreme variability in markets and business conditions, which resulted in the fourth consecutive year of strong improvement in operating earnings. Despite global economic challenges, the Company looked to achieve the following objectives in 2013:

•	Deliver revenue growth;

•	Experience strong increases in operating earnings as well as maintain strong gross margins achieved in 2012; and

•	Continue to generate strong free cash flow, retire debt and make significant contributions into the Company's defined benefit pension plans in pursuit of fully funding these plans.

Achievements against the Company's objectives in 2013 were as follows:

Deliver revenue growth:

•	Ended the year with a 5 percent increase in net sales when compared with 2012, despite unfavorable retail demand trends in certain marine segments, due to the following:

•
Favorable demand environment in the aluminum and fiberglass outboard boat and engine markets with increased sales in outboard engine products, such as the 150 horsepower FourStroke, the Verado engine family and engines in the 75 to 115 horsepower range;

•	Increased sales in the marine service, parts and accessories businesses reflecting contributions from new products, market share gains and stable boat participation;

•	Fitness segment net sales benefited from introductions of new products as well as strong gains in international markets and growth in sales to U.S. health club and hospitality customers; and

•	International sales for the Company increased 2 percent in 2013 when compared with 2012, primarily due to increased sales to European and Latin American markets.

Experience strong increases in operating earnings as well as maintain strong gross margins achieved in 2012:

•	Reported operating earnings of $304.2 million in 2013 compared with operating earnings of $264.1 million in 2012 and $213.7 million in 2011;

•
Increased investment spending to support long-term growth initiatives was partially offset by continuing successful cost reduction actions, achieving operating efficiency improvements and realizing the benefits from restructuring activities; and

•	Improved gross margins 70 basis points in 2013 when compared to 2012.

Continue to generate strong free cash flow, retire debt and make significant contributions into the Company's defined benefit pension plans in pursuit of fully funding these plans:

•
Operating cash flows from continuing operations totaled $204.8 million during 2013, benefitting from improved operating results, partially offset by cash used for changes in certain current assets and current liabilities;

•	Selectively increased capital expenditures to support strategic and growth initiatives and for profit-maintaining investments;

•	Generated strong free cash flow of $75.9 million in 2013 which enabled the Company to reach its debt reduction targets and will allow for funding of future investments in growth;

•	Reduced debt balances by $112.0 million as well as the average interest rate on outstanding debt, which lowered interest expense by $24.2 million;

•
Contributed $53.8 million to the Company's defined benefit pension plans, which combined with the reduction of the unfunded obligation of approximately $200 million at December 31, 2013 due to an increase in the discount rate and strong investment returns, brought the aggregate funded status of qualified pension plans to approximately 79 percent; and

•	Ended the year with $369.2 million of cash and marketable securities, a net reduction of $59.5 million.

The Company reported an increase in net sales to $3,887.5 million from $3,717.6 million in 2012. The overall increase was driven by the Marine Engine, Fitness and Boat segments, partially offset by sales decreases in the Bowling & Billiards segment. The increase in Marine Engine net sales reflected solid increases in outboard engine products sales due to the favorable demand environment in the aluminum and fiberglass outboard boat markets and gains in the marine service, parts and accessories businesses, partially offset by lower sterndrive engine sales. Boat segment net sales increased mainly due to higher sales volumes of aluminum and fiberglass outboard boats, partially offset by wholesale shipment declines in fiberglass sterndrive boats. Fitness segment net sales increased reflecting strong gains in international markets, growth in sales to U.S. health club and hospitality customers and benefits from new product introductions. Bowling & Billiards net sales decreased as a result of lower bowling products sales and a reduced bowling retail center count, partially offset by higher U.S. equivalent retail bowling center sales as well as increased billiards sales. International sales for the Company increased 2 percent in 2013 when compared with 2012, primarily due to increased demand for certain Fitness and Marine Engine segment products in Europe along with increased sales to Latin America in the Boat and Fitness segments.

Operating earnings during 2013 were $304.2 million, with an operating margin of 7.8 percent. Operating earnings during 2012 were $264.1 million, with an operating margin of 7.1 percent. The 2013 results included $21.4 million of restructuring, exit and impairment charges, while the 2012 results included $25.8 million of restructuring, exit and impairment charges. Improved operating earnings during 2013 mainly resulted from increased sales revenues in certain segments, operating efficiency improvements, cost reductions and lower restructuring, exit and impairment charges, partially offset by increased investment spending to support long-term growth initiatives.

Net earnings increased to $769.2 million in 2013 compared with $50.0 million in 2012 due to the Company recognizing a net income tax benefit from continuing operations for 2013 of $545.6 million, which included a $599.5 million reversal of tax valuation allowance reserves and a net charge of $30.2 million primarily resulting from unfavorable valuation allowance adjustments related to stock-based compensation, partially offset by the reassessment of tax reserves. In 2012, the Company recognized an income tax provision from continuing operations of $33.6 million, which included a net tax charge of $3.4 million for the reassessment of tax reserves and an unfavorable impact related to stock-based compensation, partially offset by the net benefit of the release of valuation allowances for certain foreign entities that were no longer in a cumulative three-year loss position.

Outlook for 2014

The Company expects that 2014 revenue will grow 5 percent to 7 percent when compared with 2013, with all four segments experiencing growth. The 2014 marine segment targets are based on global economic conditions that are generally comparable to 2013, with weakness continuing in certain regions in Europe. As a result of benefiting from new products and the modest recovery in the global marine market, the Company expects solid growth in outboard boat and engine products, as well as in the global service, parts and accessories businesses. The Company also anticipates that overall fiberglass sterndrive engine and boat markets will remain challenging, with stability expected in large boats. Positive health and fitness trends combined with new product introductions have positioned the Company's Fitness segment to continue to deliver excellent results. Additionally, the Company's Bowling & Billiards segment will benefit from a stable market and a focus on providing new and innovative concepts and products to drive sales in an evolving bowling retail market.

The Company expects to have higher earnings before income taxes in 2014 resulting from increased revenue and solid improvements in gross margins levels. Operating expenses, including research and development expenditures, are projected to be higher in 2014 when compared with 2013, but slightly lower on a percentage of sales basis, as the Company increases investment spending to support long-term growth initiatives. The Company expects net earnings in 2014 to benefit from restructuring activities completed in 2012 and 2013 as well as lower restructuring, exit and impairment charges, net interest and pension expenses.

The Company is also planning for its effective tax rate to increase in 2014 to an estimated 34 percent after adjusting for the impact of one-time pretax charges such as debt extinguishment losses and restructuring charges, as well as non-recurring special tax items. As a result of this significant increase in the effective tax rate, the Company expects earnings per common share to decrease in 2014 when compared to 2013.

The discussion above contains the Company's outlook for its business in 2014. This outlook, and the statements contained therein, are based on current expectations, estimates, plans and projections about the Company's business which are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. This outlook and the related forward-looking view of the Company's business speak only as of the date of this filing and the Company does not undertake any obligation to update any forward-looking statements to reflect events or circumstances after the date of this filing.

Discontinued Operations

On December 31, 2012, the Board of Directors authorized the Company to exit its Hatteras and Cabo boat businesses, with the sale of these businesses completed in August 2013. In this Annual Report on Form 10-K, the Company is reporting the results of the Hatteras and Cabo businesses, which were previously reported in the Boat segment, as discontinued operations for all periods presented. The Company's results, as discussed in Management's Discussion and Analysis, reflect continuing operations only, unless otherwise noted.

Restructuring Activities

The restructuring, exit and impairment charges recorded in the Consolidated Statements of Operations during 2013, 2012 and 2011 by reportable segment, are summarized below:

(in millions)	2013	2012	2011
Marine Engine	$—	$4.2	$11.0
Boat	15.8	21.3	8.3
Fitness	—	0.1	0.1
Bowling & Billiards	4.9	0.4	1.9
Corporate	0.7	(0.2)	—
Total	$21.4	$25.8	$21.3

In the fourth quarter of 2013, the Company made the decision to outsource woodworking operations for its fiberglass sterndrive boats, which resulted in long-lived asset impairment charges. The Company anticipates its Boat segment may incur approximately $2 million to $4 million of additional restructuring charges in 2014 related to this action and will achieve annual savings between $1 million and $2 million, with the full benefit being realized in 2015. Future cost savings will primarily be reflected in Cost of sales as reported in the Company's Consolidated Statements of Operations.

In the second quarter of 2013, the Company entered into an agreement to divest its European retail bowling centers in the Bowling & Billiards segment. The Company completed its divestiture activities during the fourth quarter of 2013. The Company anticipates this action will improve the profitability of its Bowling & Billiards segment by $1 million to $2 million, with the full benefit being realized in 2014. Future cost savings will be reflected in Cost of sales and Selling, general and administrative expense as reported in the Company's Consolidated Statements of Operations; however, the Company also expects a reduction in Net sales as a result of these actions.

The Company announced in the first quarter of 2013 the consolidation of its yacht and motoryacht production at its Palm Coast, Florida manufacturing plant. As a result, the Company suspended manufacturing at its Sykes Creek boat manufacturing facility in Merritt Island, Florida as of the end of June 2013. The Company anticipates its Boat segment will achieve annual savings between $3 million and $5 million, with the full benefit being realized in 2014. Future cost savings will primarily be reflected in Cost of sales as reported in the Company's Consolidated Statements of Operations.

In the third quarter of 2012, the Company reached a decision to exit Bayliner cruisers in the U.S. and European markets and to further reduce the Company's manufacturing footprint by closing its Knoxville, Tennessee production facility and consolidate its fiberglass cruiser manufacturing into other boat production facilities. Those actions were initiated in connection with the continued weakness in the fiberglass sterndrive boat market. The Company anticipates its Boat segment will achieve annual savings between $10 million and $12 million, with full benefits from this action being realized in 2014. Future cost savings will primarily be reflected in Cost of sales as reported in the Company's Consolidated Statements of Operations. The Company has experienced a reduction in Net sales due to associated reductions in models and lower production volumes during the transition.

Restructuring charges in the Marine Engine segment during 2012 and 2011 included costs associated with the Company's announced plans to reduce excess manufacturing capacity by relocating inboard and sterndrive production to Fond du Lac, Wisconsin and closing its Stillwater, Oklahoma plant.  This action resulted in $39.9 million of restructuring charges between 2009 and the completion of this plant transition in 2012.  The Company substantially achieved its ongoing annual savings run rate target, when compared with 2009, of approximately $40 million by the end of 2012 with the benefit reflected as a reduction in Cost of sales, Selling, general and administrative expense and Research and development expense as reported in the Company's Consolidated Statements of Operations.

During 2012 and 2011, the Company disposed of non-strategic assets, consolidated manufacturing operations and reduced the Company's global workforce, which resulted in permanent cost savings, mainly in the Company's Boat and Marine Engine segments. These cost savings have been reflected through a reduction in Cost of sales and Selling, general and administrative expense as reported in the Company's Consolidated Statements of Operations.

In the third quarter of 2011, the Company divested its Boat segment’s Sealine boat brand. Results of operations of Sealine are not material for the periods presented; however, the absence of Sealine has resulted in reductions in Net sales, Cost of Sales and Selling, general and administrative expense between 2011 and 2012 as reported in the Company’s Consolidated Statement of Operations.

See Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details. The Company anticipates it will incur approximately $2 million to $4 million of additional restructuring charges in 2014 primarily related to known restructuring activities initiated during 2013 in the Boat segment.

Matters Affecting Comparability

The following events have occurred during 2013, 2012 and 2011, which the Company believes affect the comparability of the results of operations:

Restructuring, exit and impairment charges.  The Company is executing restructuring initiatives designed to improve its cost structure, better utilize overall capacity and improve general operating efficiencies. During 2013, the Company recorded charges of $21.4 million related to these restructuring activities as compared with charges of $25.8 million in 2012 and $21.3 million in 2011. See Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

Gain on sale of real estate and distribution facility. In the first quarter of 2013, the Company's Marine Engine segment recognized a $5.5 million gain on the sale of real estate in Selling, general and administrative expense on the Consolidated Statements of Operations. In the first quarter of 2011, the Company recognized a $6.8 million gain on the sale of a distribution facility in Australia in Selling, general and administrative expense on the Consolidated Statements of Operations.

Interest expense and loss on early extinguishment of debt. The Company reported interest expense of $43.9 million, $68.1 million and $81.8 million during 2013, 2012 and 2011, respectively. Interest expense decreases from 2011 through 2013 were primarily the result of lower average outstanding debt levels at lower average interest rates.

Additionally, the Company repurchased $258.0 million of debt during 2013, compared with $124.2 million and $142.8 million during 2012 and 2011, respectively. In connection with these retirements, the Company recorded losses on early extinguishment of debt of $32.8 million, $16.3 million and $19.8 million during 2013, 2012 and 2011, respectively. See Note 15 – Debt in the Notes to Consolidated Financial Statements for further details.

Tax items. The Company recognized a net income tax benefit of $545.6 million during 2013. In the fourth quarter of 2013, the Company reached the conclusion that it was appropriate to release valuation allowance reserves against a significant portion of its federal deferred tax assets and against certain state deferred tax assets due to the sustained positive operating performance of its U.S. operations and the availability of expected future taxable income. Additionally, the Company achieved a cumulative three year income position, reached four consecutive quarters of positive pre-tax operating earnings, and completed its near- and mid-term business plans, all of which were significant positive factors that overcame substantive prior negative evidence. The Company also considered forecasts of future operating results and utilization of net operating losses and tax credits prior to their expiration. Reversal of deferred tax asset valuation allowances also were recorded in the fourth quarter of 2013 for business units located in Norway and Sweden. As a result, the Company recorded a $599.5 million reversal of its deferred tax asset valuation allowance reserves in the fourth quarter of 2013 after determining it was more likely than not that certain deferred tax assets would be realized.

In addition to the reversal of its deferred tax asset valuation allowance reserves, the 2013 net income tax benefit included a net charge of $30.2 million, which primarily resulted from unfavorable valuation allowance adjustments related to stock-based compensation, partially offset by the reassessment of tax reserves.

The Company recognized an income tax provision of $33.6 million during 2012, which generally related to foreign and state jurisdictions where the Company was in a tax paying position. In addition, the tax provision during 2012 included a net charge of $3.4 million, which included the reassessment of tax reserves and an unfavorable impact related to stock-based compensation, partially offset by the net benefit of the release of valuation allowances primarily for foreign entities that were no longer in a cumulative three-year loss position.

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

See Note 11 – Income Taxes in Notes to Consolidated Financial Statements for further details.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011:

				2013 vs. 2012 Increase/(Decrease)		2012 vs. 2011 Increase/(Decrease)
(in millions, except per share data)	2013	2012	2011	$	%	$	%
Net sales	$3,887.5	$3,717.6	$3,670.0	$169.9	4.6%	$47.6	1.3%
Gross margin (A)	1,015.2	944.0	877.4	71.2	7.5%	66.6	7.6%
Restructuring, exit and impairment charges	21.4	25.8	21.3	(4.4)	(17.1)%	4.5	21.1%
Operating earnings	304.2	264.1	213.7	40.1	15.2%	50.4	23.6%
Net earnings from continuing operations(B)	775.2	147.4	90.6	627.8	NM	56.8	62.7%

Diluted earnings per common share from continuing operations (B)	$8.26	$1.59	$0.98	$6.67	NM	$0.61	62.2%

Expressed as a percentage of Net sales:
Gross margin	26.1%	25.4%	23.9%		70 bpts		150 bpts
Selling, general and administrative expense	14.7%	14.8%	14.9%		(10) bpts		(10) bpts
Research and development expense	3.1%	2.8%	2.6%		30 bpts		20 bpts
Operating margin	7.8%	7.1%	5.8%		70 bpts		130 bpts
__________

NM = not meaningful
bpts = basis points

(A)	Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Operations.

(B)
Net earnings from continuing operations in 2013 includes an income tax benefit of $599.5 million from the reversal of deferred tax valuation allowance reserves as well as a net charge of $30.2 million, which included unfavorable valuation allowance adjustments primarily related to stock-based compensation, partially offset by the reassessment of tax reserves.

2013 vs. 2012

The Company's net sales increased in 2013 when compared to 2012 period mainly due to increases in the Company's Marine Engine, Fitness and Boat segments, partially offset by sales decreases in the Bowling & Billiards segment. The increase in Marine Engine net sales reflected solid increases in outboard engine products sales due to the favorable demand environment in the aluminum and fiberglass outboard boat markets and gains in the marine service, parts and accessories businesses, partially offset by lower sterndrive engine sales. Boat segment net sales increased mainly due to higher sales volumes of aluminum and fiberglass outboard boats, partially offset by wholesale shipment declines in fiberglass sterndrive boats. Fitness segment net sales increased reflecting strong gains in international markets, growth in sales to U.S. health club and hospitality customers as well as benefits from new product introductions. Bowling & Billiards net sales decreased as a result of lower bowling products sales and a reduced bowling retail center count, partially offset by higher U.S. equivalent retail bowling center sales as well as increased billiards sales. International sales for the Company increased 2 percent in 2013 when compared with 2012, primarily due to increased demand for certain Fitness and Marine Engine segment products in Europe along with increased sales to Latin America for the Boat and Fitness segments.

The increase in gross margin percentage in 2013 compared with 2012 included benefits from improved operating efficiencies and successful cost-reduction efforts.

Selling, general and administrative expense decreased as a percentage of net sales during 2013 when compared with 2012 mainly due to improved operating efficiencies and a $5.5 million gain on the sale of real estate in the Marine Engine segment in the first quarter of 2013, mostly offset by investment spending to support long-term growth initiatives and higher variable incentive compensation expense resulting from mark-to-market adjustments on certain equity-based awards.

Research and development expense increased $14.2 million, or 13 percent, in 2013 when compared with 2012 as the Company increased investment spending to support long-term growth initiatives.

During 2013, the Company recorded restructuring charges of $21.4 million compared with $25.8 million in 2012.  See Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

The Company recognized equity losses of $1.9 million and $3.8 million in the 2013 and 2012, respectively, which were related to the Company's marine joint ventures.

Interest expense decreased $24.2 million in 2013 compared with 2012, as a result of lower average outstanding debt levels at a lower average interest rate when compared with 2012.  Interest income decreased in 2013 compared with 2012 primarily due to lower average levels of marketable securities during the comparable periods.

The Company repurchased $258.0 million of debt during 2013 and recorded losses on early extinguishment of debt of $32.8 million. The Company repurchased $124.2 million of debt during 2012 and recorded losses on early extinguishment of debt of $16.3 million.

The Company recognized an income tax benefit for 2013 of $545.6 million, which included a $599.5 million benefit for the release of deferred tax asset valuation allowance reserves and a net charge of $30.2 million primarily resulting from unfavorable valuation allowance adjustments related to stock-based compensation, partially offset by the reassessment of tax reserves. Refer to Matters Affecting Comparability for additional information. The Company recognized an income tax provision of $33.6 million for 2012, which included a net tax charge of $3.4 million. The net tax charge included the reassessment of tax reserves and an unfavorable impact related to stock-based compensation, partially offset by the net benefit of the release of valuation allowances for entities that were no longer in a cumulative three-year loss position.  The effective tax rate for 2013 was not meaningful. The effective tax rate for 2012 was 18.6 percent.

Operating earnings, Net earnings from continuing operations and Diluted earnings per common share from continuing operations increased in 2013 when compared with 2012 primarily due to the factors discussed in the preceding paragraphs.

Diluted earnings from continuing operations per common share, as adjusted – defined as Diluted earnings from continuing operations per common share, excluding the earnings or loss per share impact for Restructuring, exit and impairment charges from continuing operations, Loss on early extinguishment of debt, reversal of deferred tax valuation allowance reserves and special tax items – increased by $0.64 per share, or 31 percent, to $2.73 per share for 2013 when compared with $2.09 per share for 2012. For 2013, Restructuring, exit and impairment charges from continuing operations were $0.22 per share, Loss on early extinguishment of debt was $0.32 per share, reversal of deferred tax valuation allowance reserves were a benefit of $6.39 per share and special tax items were a net provision of $0.32 per share. In 2012, Restructuring, exit and impairment charges from continuing operations were $0.28 per share, Loss on early extinguishment of debt was $0.18 per share and special tax items were a net provision of $0.04 per share.

The Company completed the sale of its Hatteras and Cabo boat brands during the third quarter of 2013 and recorded an after-tax gain of $1.6 million. Sales from discontinued operations decreased to $23.0 million in 2013 from $56.2 million in 2012. The pre-tax operating loss from discontinued operations of $8.4 million in 2013 was comprised mainly of operating losses, divestiture related costs and adjustments to the fair value of the business. The pre-tax operating loss from discontinued operations in 2012 was $96.7 million, which was largely attributable to the $52.7 million impairment charge on assets held for sale and restructuring and long-lived asset impairment charges. The income tax benefit was $2.4 million for the year ended December 31, 2013 and the income tax provision was $0.7 million for the year ended December 31, 2012.

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

During 2012, the Company recorded restructuring, exit and impairment charges of $25.8 million compared with $21.3 million in 2011. See Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

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

The Company repurchased $124.2 million of debt during 2012 and recorded losses on early extinguishment of debt of $16.3 million. During 2011, the Company recorded losses on early extinguishment of debt of $19.8 million in connection with the retirement of $142.8 million of notes.

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

Diluted earnings (loss) from continuing operations per common share, as adjusted increased by $0.73 per share, or 54 percent, to $2.09 per share for 2012 when compared with $1.36 per share in 2011. For 2012, Restructuring, exit and impairment charges from continuing operations were $0.28 per share, Loss on early extinguishment of debt was $0.18 per share and special tax items were a net provision of $0.04 per share. In 2011, Restructuring, exit and impairment charges from continuing operations were $0.24 per share, Loss on early extinguishment of debt was $0.21 per share and special tax item benefits totaled $0.07 per share.

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

Marine Engine Segment

The following table sets forth Marine Engine segment results for the years ended December 31, 2013, 2012 and 2011:

				2013 vs. 2012 Increase/(Decrease)		2012 vs. 2011 Increase/(Decrease)
(in millions)	2013	2012	2011	$	%	$	%
Net sales	$2,088.1	$1,988.5	$1,905.3	$99.6	5.0%	$83.2	4.4%
Restructuring, exit and impairment charges	—	4.2	11.0	(4.2)	(100.0)%	(6.8)	(61.8)%
Operating earnings	284.2	243.8	217.5	40.4	16.6%	26.3	12.1%
Operating margin	13.6%	12.3%	11.4%		130 bpts		90 bpts
Capital expenditures	$77.0	$56.6	$44.3	$20.4	36.0%	$12.3	27.8%
__________

bpts = basis points

2013 vs. 2012

Net sales recorded by the Marine Engine segment increased in 2013 when compared with 2012 due to the continuing favorable demand environment in the aluminum and fiberglass outboard boat markets and the solid sales increases of the segment's outboard engine products, such as the 150 horsepower FourStroke, the Verado engine family and engines in the 75 to 115 horsepower range . Net sales also increased solidly in the segment's marine service, parts and accessories businesses reflecting contributions from new products, market share gains and stable boat participation. Partially offsetting these factors were lower sterndrive engine sales as unfavorable global retail demand trends and related reductions in dealer inventories of fiberglass sterndrive boats continued. International sales, which represented 35 percent of the segment's sales during 2013, experienced a 1 percent increase when compared with 2012 mainly due to higher sales to Europe.

The restructuring, exit and impairment charges recognized in 2012 included costs associated with the Company’s consolidation of engine production facilities that was completed in 2012 as discussed in Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements. There were no restructuring, exit and impairment charges in the Marine Engine segment for 2013.

Marine Engine segment operating earnings improved in 2013 as a result of the items positively affecting net sales as discussed above along with improved operating efficiencies. Also contributing to increased operating earnings in 2013 were: improved costs, including benefits from changes in foreign currency; the absence of sterndrive production ramp-up issues, which limited sales in the first half of 2012 and resulted in operating inefficiencies stemming from the sterndrive manufacturing transition to Fond du Lac, Wisconsin in 2012; a $5.5 million gain on the sale of real estate recorded in the first quarter of 2013; the absence of restructuring, exit and impairment charges in 2013; and favorable insurance settlements received in the second quarter of 2013; partially offset by an increase in investment spending to support long-term growth initiatives.

Capital expenditures in 2013 and 2012 were related to tooling, plant expansion and consolidation activities, growth initiatives and profit-maintaining investments. Increased capital expenditures in 2013 are primarily related to the capacity expansion in Fond du Lac, Wisconsin.

2012 vs. 2011

Net sales recorded by the Marine Engine segment increased in 2012 compared with 2011. The increase was mainly related to strong growth in the non-European outboard engine and marine service, parts and accessories businesses, partially offset by sales declines in sterndrive engines reflecting weak global demand and lower sales to European markets due to difficult economic conditions. The segment's U.S. outboard engine business benefited from a growing aluminum and fiberglass outboard boat marketplace, the segment's new 150 horsepower FourStroke outboard engine and increasingly strong demand for the 75 to 115 horsepower four stroke outboard product range, resulting in production growth and increased sales. Sales also increased due to strong growth in non-European marine service, parts and accessories businesses as a result of stable boating participation, new product launches and market share gains. International sales, representing 37 percent of the segment's sales during 2012, experienced a 4 percent decrease when compared with 2011 due to the impacts of economic conditions on European demand and an unfavorable impact from changes in foreign currency exchange rates.

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

Capital expenditures in 2012 and 2011 were related to tooling, plant consolidation activities, growth initiatives and profit-maintaining investments.

Boat Segment

The following table sets forth Boat segment results for the years ended December 31, 2013, 2012 and 2011:

				2013 vs. 2012 Increase/(Decrease)		2012 vs. 2011 Increase/(Decrease)
(in millions)	2013	2012	2011	$	%	$	%
Net sales	$1,032.0	$1,002.6	$1,007.6	$29.4	2.9%	$(5.0)	(0.5)%
Restructuring, exit and impairment charges	15.8	21.3	8.3	(5.5)	(25.8)%	13.0	NM
Operating loss	(21.8)	(28.5)	(27.3)	(6.7)	(23.5)%	1.2	4.4%
Operating margin	(2.1)%	(2.8)%	(2.7)%		70 bpts		(10) bpts
Capital expenditures	$39.7	$33.4	$25.6	$6.3	18.9%	$7.8	30.5%
__________

NM = not meaningful
bpts = basis points

2013 vs. 2012

Boat segment net sales increased in 2013 versus 2012 resulting from continued growth in the aluminum and fiberglass outboard boat categories partially offset by declines in wholesale shipments of fiberglass sterndrive boats, due to weak retail demand and the Company's strategy to reduce associated pipeline inventories to prepare for new product introductions. International sales, which represented 36 percent of the segment’s sales during 2013, increased slightly due to higher sales into Latin American markets, partially offset by sales declines in other regions while sales in European markets were flat.

The restructuring, exit and impairment charges recognized during 2013 were mainly related to: the consolidation of Company's yacht and motoryacht manufacturing footprint; the consolidation of the Company's fiberglass cruiser manufacturing; and the Company's decision to outsource woodworking operations for its fiberglass sterndrive boats. The restructuring, exit and impairment charges recognized during 2012 were associated with the Company's decisions to exit Bayliner cruisers in the U.S. and European markets, consolidate cruiser manufacturing and close its Knoxville, Tennessee production facility. Impairment charges were also recorded for certain European and Asia-Pacific boat brands. See Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

The Boat segment reported a lower operating loss in 2013 when compared with 2012 mainly due to higher fiberglass outboard and aluminum outboard boat sales, ongoing benefits from the fiberglass sterndrive boat cost-reduction activities, including those initiated in the fourth quarter of 2012, and lower restructuring charges. Partially offsetting these factors were lower sales of fiberglass sterndrive boats, increased investment spending to support long-term growth, including product development related costs, and the absence of favorable legal and insurance settlements reached in the second quarter of 2012.

Capital expenditures in 2013 and 2012 were related to tooling costs for the production of new models, growth initiatives and profit-maintaining investments as well as the purchase of a new pontoon boat manufacturing facility in 2013, which replaced the segment's existing facility.

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

Fitness Segment

The following table sets forth Fitness segment results for the years ended December 31, 2013, 2012 and 2011:

				2013 vs. 2012 Increase/(Decrease)		2012 vs. 2011 Increase/(Decrease)
(in millions)	2013	2012	2011	$	%	$	%
Net sales	$693.5	$635.9	$635.2	$57.6	9.1%	$0.7	0.1%
Restructuring, exit and impairment charges	—	0.1	0.1	(0.1)	(100.0)%	—	—%
Operating earnings	106.1	103.1	93.4	3.0	2.9%	9.7	10.4%
Operating margin	15.3%	16.2%	14.7%		(90) bpts		150 bpts
Capital expenditures	$8.1	$7.5	$6.9	$0.6	8.0%	$0.6	8.7%
__________

bpts = basis points

2013 vs. 2012

Fitness segment net sales increased in 2013 when compared with 2012, reflecting strong gains in international markets and growth in sales to U.S. health club and hospitality customers with all markets benefitting from new product introductions. European markets grew in 2013 as a result of distribution enhancements and improved market conditions. Partially offsetting these gains was a decrease in sales to local and federal government customers. International sales were 49 percent of the segment’s sales in 2013 and increased mainly due to higher sales to European, Latin American and Asia-Pacific markets.

Fitness segment operating earnings increased in 2013 primarily as a result of higher sales and a favorable insurance settlement received in the first quarter of 2013, partially offset by investment spending on growth initiatives and a reduced gross margin percentage.

Capital expenditures in 2013 and 2012 were related to growth initiatives and profit-maintaining investments.

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

Fitness segment operating earnings increased in 2012 as a result of improved operating efficiencies and lower warranty and variable compensation expenses, partially offset by higher material costs.

Capital expenditures in 2012 and 2011 were related to growth initiatives and profit-maintaining investments.

Bowling & Billiards Segment

The following table sets forth Bowling & Billiards segment results for the years ended December 31, 2013, 2012 and 2011:

				2013 vs. 2012 Increase/(Decrease)		2012 vs. 2011 Increase/(Decrease)
(in millions)	2013	2012	2011	$	%	$	%
Net sales	$310.3	$322.3	$325.2	$(12.0)	(3.7)%	$(2.9)	(0.9)%
Restructuring, exit and impairment charges	4.9	0.4	1.9	4.5	NM	(1.5)	(78.9)%
Operating earnings	24.5	28.5	23.6	(4.0)	(14.0)%	4.9	20.8%
Operating margin	7.9%	8.8%	7.3%		(90) bpts		150 bpts
Capital expenditures	$21.9	$17.4	$9.9	$4.5	25.9%	$7.5	75.8%
__________

NM = not meaningful
bpts = basis points

2013 vs. 2012

Bowling & Billiards segment net sales decreased in 2013 when compared with 2012 as a result of a reduced retail bowling center count and lower bowling products sales. Partially offsetting these factors were higher U.S. equivalent retail bowling center sales and billiards sales. International sales, representing 20 percent of the segment's sales during 2013, decreased by 12 percent when compared with 2012, mostly due to the divestiture of the segment's European retail bowling centers.

The restructuring, exit and impairment charges recorded in 2013 are primarily related to actions associated with the divestiture of the segment's European retail bowling centers. See Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

Bowling & Billiards segment operating earnings decreased during 2013 due to higher restructuring charges, lower sales and increased investments for long-term growth, partially offset by gains in U.S. equivalent retail bowling center sales and improvements in cost efficiencies.

Capital expenditures in 2013 and 2012 were related to growth initiatives, including the introduction of three new "Brunswick's" retail bowling centers, and profit-maintaining investments.

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

Bowling & Billiards segment operating earnings improved during 2012, as a result of improved operating efficiencies, lower restructuring charges and variable compensation expense, partially offset by the impact of lower sales and increased spending on investments in growth initiatives.

Capital expenditures in 2012 and 2011 were related to growth initiatives and profit-maintaining investments.

Corporate

The following table sets forth Corporate results for the years ended December 31, 2013, 2012 and 2011:

				2013 vs. 2012 Increase/(Decrease)		2012 vs. 2011 Increase/(Decrease)
(in millions)	2013	2012	2011	$	%	$	%
Restructuring, exit and impairment charges (gains)	$0.7	$(0.2)	$—	0.9	NM	(0.2)	NM
Operating loss	(70.1)	(58.7)	(63.1)	11.4	19.4%	(4.4)	(7.0)%
__________

NM = not meaningful

The restructuring, exit and impairment charges recognized during 2013 related to severance actions. The restructuring, exit and impairment gains recognized during 2012 related to disposals of non-strategic assets. See Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

Corporate operating expenses increased in 2013 when compared with 2012 mainly due to spending associated with the Company's strategic growth initiatives, higher variable incentive compensation expense resulting from mark-to-market adjustments on certain equity-based awards, increases in reserves for various legal matters and higher restructuring charges. Corporate operating expenses decreased in 2012 when compared with 2011 mainly due to lower variable compensation costs.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the years ended December 31, 2013, 2012 and 2011:

(in millions)	2013	2012	2011
Net cash provided by operating activities of continuing operations	$204.8	$183.6	$135.2
Net cash provided by (used for):
Capital expenditures	(148.1)	(115.2)	(87.1)
Proceeds from the sale of property, plant and equipment	17.8	18.8	30.5
Other, net	1.4	3.0	13.2
Total free cash flow from continuing operations*	$75.9	$90.2	$91.8
__________

*The Company defines “Free cash flow from continuing operations” as cash flow from operating and investing activities of continuing operations (excluding cash provided by or used for acquisitions and investments, transfers to/from restricted cash and purchases or sales of marketable securities).  Free cash flow from continuing operations is not intended as an alternative measure of cash flow from operations, as determined in accordance with generally accepted accounting principles (GAAP) in the United States.  The Company uses this financial measure, both in presenting its results to shareholders and the investment community and in its internal evaluation and management of its businesses.  Management believes that this financial measure and the information it provides are useful to investors because it permits investors to view Brunswick’s performance using the same tool that management uses to gauge progress in achieving its goals.  Management believes that the non-GAAP financial measure “Free cash flow from continuing operations” is also useful to investors because it is an indication of cash flow that may be available to fund investments in future growth initiatives and future debt retirements.

Brunswick’s major sources of funds for investments, acquisitions, debt retirements and dividend payments are cash generated from operating activities, available cash and marketable securities balances and selected borrowings.  The Company evaluates potential acquisitions, divestitures and joint ventures in the ordinary course of business.

2013 Cash Flow

In 2013, net cash provided by operating activities of continuing operations totaled $204.8 million. The primary driver of the cash provided by operating activities was earnings adjusted for non-cash items, including the reversal of deferred tax valuation allowance reserves, depreciation and amortization and debt extinguishment losses. Net cash provided by operating activities also included unfavorable changes in working capital.  Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Consolidated Balance Sheets.  Inventory increased $21.7 million driven primarily by the Company's Marine Engine segment in response to strong market demand for outboard products, to meet seasonal requirements in advance of the 2014 marine selling season and to support new product introductions. Accounts payable decreased $18.0 million during 2013 due to timing of payments. The increase in Accounts and notes receivable of $15.6 million during 2013 was driven primarily by higher fourth quarter sales across the Company's Marine Engine and Fitness segments when compared with 2012, partially offset by the improved timing of customer payments.

Net cash provided by investing activities of continuing operations during 2013 totaled $7.1 million, which included net proceeds from marketable securities of $131.0 million that were partially used to retire the Company's Senior notes due in 2016 during the second quarter as discussed below and to satisfy working capital requirements. See Note 8 – Investments in the Notes to Consolidated Financial Statements for further discussion of the Company's marketable securities.  The Company also received $17.8 million in proceeds from the sale of property, plant and equipment in the normal course of business mainly in our Boat and Marine Engine segments. Investing activities during 2013 also included an inflow of $6.5 million resulting from a reduction in the restricted cash required to collateralize a portion of the Company's workers' compensation related obligations. See Note 12 – Commitments and Contingencies in Notes to Consolidated Financial Statements for further discussion. Partially offsetting these items was $148.1 million of capital expenditures in 2013.  The Company's capital spending is focused on new product introductions and strategic initiatives, the Marine Engine segment's capacity expansion in Fond du Lac, Wisconsin, a new pontoon boat manufacturing facility, other high priority, profit-maintaining capital and investments targeting operating cost reductions.

Cash flows used for financing activities of continuing operations were $116.5 million during 2013. The cash outflow was mainly the result of repurchasing the remaining $249.8 million of the Company's Senior notes due in 2016 and paying a $24.2 million premium above par as well as paying dividends, partially offset by net proceeds received from issuing $150.0 million of new debt due in 2021 and paying $3.4 million in related debt issuance costs. See Note 15 – Debt in the Notes to Consolidated Financial Statements for further discussion.

The Company reported excess tax benefits from share-based compensation activity of $37.2 million in 2013, which resulted primarily from the exercise of stock appreciation rights and stock options. Excess tax benefits are netted out of cash provided by operating activities and are reflected as a cash inflow from financing activities in the Consolidated Statements of Cash Flows. In 2013, excess tax benefits did not significantly benefit the amount of taxes paid by the Company because of its tax position. Consequently, cash flows from operating activities and free cash flow were negatively affected by excess tax benefits. See Note 17 – Stock Plans and Management Compensation in the Notes to Consolidated Financial Statements for further discussion.

2012 Cash Flow

In 2012, net cash provided by operating activities of continuing operations totaled $183.6 million. The primary driver of the cash provided by operating activities was earnings adjusted for non-cash expenses. Net cash provided by operating activities also included unfavorable changes in working capital.  Inventory increased $73.1 million as a result of decisions to increase inventories in the Company's engine and outboard boat businesses in response to strong market demand and to meet seasonal requirements in advance of the 2013 marine selling season. The decrease in Accrued expenses of $44.8 million during 2012 included the payments of the variable compensation earned in 2011, which had been accrued as of December 31, 2011. The increase in Accounts and notes receivable of $19.6 million during 2012 was driven primarily by higher fourth quarter sales across all of the Company's segments when compared with 2011, partially offset by the improved timing of customer payments. Partially offsetting these items was an increase in Accounts payable of $57.8 million, which was a result of increased production in the Company's Marine Engine, Boat and Fitness segments.

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

Cash flow used for financing activities of continuing operations was $148.5 million in 2012. The cash outflow was primarily the result of long-term debt retirements as discussed in Note 15 – Debt in Notes to Consolidated Financial Statements, dividends paid to common shareholders, and net withholdings from stock compensation activity, partially offset by excess tax benefits from share-based compensation as discussed above for 2013.

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

Net cash used for investing activities of continuing operations in 2011 totaled $131.8 million, which included capital expenditures of $87.1 million. The Company's capital spending was focused on high priority, profit-maintaining investments and investments to reduce operating costs, or for new product introductions. The Company also completed net purchases of marketable securities of $67.5 million. See Note 8 – Investments in the Notes to the Consolidated Financial Statements for further discussion. Investing activities during 2011 also included a transfer of $20.0 million to restricted cash to collateralize a portion of the Company's obligations related to certain workers' compensation obligations. See Note 12 – Commitments and Contingencies in Notes to Consolidated Financial Statements for further discussion. Also included in cash used for investing activities of continuing operations was $30.5 million in proceeds from the sale of property, plant and equipment in the normal course of business, including a Marine Engine distribution facility in Australia and idle Marine Engine and Boat properties.

Cash used for financing activities of continuing operations was $167.9 million in 2011. The cash outflow was primarily the result of retirements of long-term debt, as discussed in Note 15 – Debt in Notes to Consolidated Financial Statements, and dividends paid to common shareholders, partially offset by net proceeds from stock compensation activity.

Liquidity and Capital Resources

The Company views its highly liquid assets as of December 31, 2013 and 2012 as:

(in millions)	2013	2012
Cash and cash equivalents	$356.5	$284.3
Short-term investments in marketable securities	12.7	92.3
Long-term investments in marketable securities	—	52.1
Total cash, cash equivalents and marketable securities	$369.2	$428.7

The following table sets forth an analysis of Net debt as of December 31, 2013 and 2012:

(in millions)	2013	2012
Short-term debt, including current maturities of long-term debt	$6.4	$8.2
Long-term debt	453.4	563.6
Total debt	459.8	571.8
Less: Cash, cash equivalents and marketable securities	369.2	428.7
Net debt (A)	$90.6	$143.1

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

The following table sets forth an analysis of Total liquidity as of December 31, 2013 and 2012:

(in millions)	2013	2012
Cash, cash equivalents and marketable securities	$369.2	$428.7
Amounts available under its asset-based lending facilities	277.9	272.8
Total liquidity (A)	$647.1	$701.5

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

Cash, cash equivalents and marketable securities totaled $369.2 million as of December 31, 2013, a decrease of $59.5 million from $428.7 million as of December 31, 2012. Total debt as of December 31, 2013 and December 31, 2012 was $459.8 million and $571.8 million, respectively.  As a result, the Company's Net debt decreased to $90.6 million as of December 31, 2013, from $143.1 million at December 31, 2012. The Company's debt-to-capitalization ratio improved to 30.7 percent as of December 31, 2013, from 88.0 percent as of December 31, 2012, due mainly to the effect of earnings on Shareholders' equity, which included an income tax benefit from the reversal of $599.5 million of deferred tax valuation allowance reserves; reduced debt levels; and lower Accumulated other comprehensive losses resulting from the favorable remeasurement of the Company's defined benefit plan obligations at December 31, 2013.

In March 2011, the Company entered into a five-year $300.0 million secured, asset-based borrowing facility (Facility).  Borrowings under this Facility are limited to the lesser of $300.0 million or the value of the borrowing base, consisting of certain accounts receivable and inventory of the Company’s domestic subsidiaries.  As of December 31, 2013, the borrowing base totaled $294.7 million, and available borrowing capacity totaled $277.9 million, net of $16.8 million of letters of credit outstanding under the Facility.  The Company has the ability to issue up to $125.0 million in letters of credit under the Facility.  The Company had no borrowings under the Facility as of December 31, 2013.  The Company pays a facility fee of 25.0 to 62.5 basis points per annum, which is adjusted based on a leverage ratio.  The facility fee was 25.0 basis points per annum as of December 31, 2013.  Under the terms of the Facility, the Company has multiple borrowing options, including borrowing at a rate tied to adjusted LIBOR plus a spread of 225 to 300 basis points, which is adjusted based on a leverage ratio.  The borrowing spread was 225 basis points as of December 31, 2013.  The Company may also borrow at the highest of the following, plus a spread of 125 to 200 basis points, which is adjusted based on a leverage ratio (125 basis points as of December 31, 2013): the Federal Funds rate plus 0.50 percent; the Prime Rate established by JPMorgan Chase Bank, N.A.; or the one month adjusted LIBOR rate plus 1.00 percent.

The Company's borrowing capacity may also be affected by the fixed charge covenant included in the Facility.  The covenant requires that the Company maintain a fixed charge coverage ratio, as defined in the agreement, of greater than 1.0, whenever unused borrowing capacity plus certain cash balances (together representing Availability) falls below $37.5 million.  At the end of 2013, the Company had a fixed charge coverage ratio in excess of 1.0, and therefore had full access to borrowing capacity available under the Facility.  When the fixed charge covenant ratio is below 1.0, the Company is required to maintain at least $37.5 million of Availability in order to be in compliance with the covenant.  Consequently, the borrowing capacity is effectively reduced by $37.5 million whenever the fixed charge covenant ratio falls below 1.0. Upon entering into the Facility in March 2011, the Company terminated its existing Mercury Receivables ABL Facility and its $400.0 million secured, asset-based facility, which was set to expire in May 2012. As a result of terminating these agreements, the Company wrote off $1.1 million of deferred debt issuance costs during the first quarter of 2011.

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

The Company expects to increase earnings before income taxes in 2014 when compared with 2013 from higher sales, improved operating earnings and lower net interest expense. The Company's working capital performance in 2014 will primarily be influenced by revenue growth. Net activity in working capital is expected to reflect a use of cash in 2014 in the range of $40 million to $60 million, with seasonality in the marine businesses and timing of incentive compensation payments resulting in using cash to fund working capital in the first quarter of 2014 while generating cash through the liquidation of working capital over the remainder of the year. The Company's plans include capital expenditures of approximately 4 percent of projected net sales in 2014, with a substantial portion directed at growth and profit enhancing projects. Despite higher capital spending levels and usage of cash for working capital, the Company plans to generate free cash flow in 2014 in the range of $150 million to $175 million. As a result of the factors listed above as well as the Company's progress and accomplishments during recent challenging global marine market conditions, in October 2013, the Board of Directors declared a quarterly dividend on its common stock of $0.10 per share paid December 13, 2013, which reflected an increase over the annual dividend of $0.05 per share paid in 2012.

The aggregate funded status of the Company's qualified defined benefit pension plans, measured as a percentage of the projected benefit obligation, was approximately 79 percent at December 31, 2013 compared with approximately 67 percent at December 31, 2012. As of December 31, 2013, the Company's qualified defined benefit pension plans were underfunded on an aggregate projected benefit obligation basis by $255.4 million. See Note 16 – Postretirement Benefits in the Notes to Consolidated Financial Statements for more details.

The Company contributed $50.0 million to its qualified defined benefit pension plans in 2013 compared with $65.6 million of contributions in 2012. The Company also contributed $3.8 million and $3.4 million to fund benefit payments in its nonqualified defined benefit pension plan in 2013 and 2012, respectively. The Company anticipates contributing approximately $52 million to the qualified defined benefit pension plans and approximately $4 million to cover benefit payments in the unfunded, nonqualified defined benefit pension plans in 2014. Company contributions are subject to change based on market conditions, pension funding regulations and Company discretion.

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

In March 2013, the term of the BAC joint venture was extended through December 31, 2016.  The joint venture agreement contains provisions allowing for the renewal of the agreement or the purchase of the other party’s interest in the joint venture at the end of its term.  Alternatively, either partner may terminate the agreement at the end of its term.  The joint venture agreement contains a financial covenant that is conformed to the minimum fixed-charge coverage ratio test contained in the Facility, as described above.  Compliance with the fixed-charge coverage ratio test under the joint venture agreement is only required when the Company’s Availability under the Facility, as described above, is below $37.5 million.  As of December 31, 2013, the Company was in compliance with the fixed-charge coverage ratio covenant under both the joint venture agreement and the Facility.

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

The Company considers BFS’s investment in BAC as an investment in a variable interest entity of which the Company is not the primary beneficiary.  To be considered the primary beneficiary, the Company must have the power to direct the activities of BAC that most significantly impact BAC’s economic performance and the Company must have the obligation to absorb losses or the right to receive benefits from BAC that could be potentially significant to BAC.  Based on a qualitative analysis performed by the Company, BFS did not meet the definition of a primary beneficiary.  As a result, BFS’s investment in BAC is accounted for by the Company under the equity method and is recorded as a component of Equity investments in its Consolidated Balance Sheets.  The Company records BFS’s share of income or loss in BAC based on its ownership percentage in the joint venture in Equity loss in its Consolidated Statements of Operations.  BFS’s equity investment is adjusted monthly to maintain a 49 percent interest in accordance with the capital provisions of the joint venture agreement.  The Company funds its investment in BAC through cash contributions and reinvested earnings.  BFS’s total investment in BAC at December 31, 2013 and December 31, 2012 was $11.2 million and $10.5 million, respectively.

BFS recorded income related to the operations of BAC of $3.7 million, $3.6 million and $4.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. This income includes amounts earned by BFS under the aforementioned income sharing agreement as discussed in Note 9 – Financial Services in the Notes to Consolidated Financial Statements.

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

Contractual Obligations

The following table sets forth a summary of the Company's contractual cash obligations as of December 31, 2013:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Debt (1)	$466.4	$6.4	$11.1	$11.4	$437.5
Interest payments on long-term debt	290.9	27.1	53.9	53.5	156.4
Operating leases (2)	134.1	32.6	49.4	27.4	24.7
Capital leases (2)	7.9	0.8	1.7	1.8	3.6
Purchase obligations (3)	123.4	123.0	0.2	0.2	—
Deferred management compensation (4)	65.5	5.0	7.0	3.0	50.5
Other tax liabilities (5)	0.7	0.7	—	—	—
Other long-term liabilities (6)	193.0	48.7	78.7	42.4	23.2
Total contractual obligations	$1,281.9	$244.3	$202.0	$139.7	$695.9
__________

(1)	See Note 15 – Debt in the Notes to Consolidated Financial Statements for additional information on the Company's debt. “Debt” refers to future cash principal payments.

(2)	See Note 20 – Leases in the Notes to Consolidated Financial Statements for additional information on the Company's operating and capital leases.

(3)	Purchase obligations represent agreements with suppliers and vendors at the end of 2013 for raw materials and other supplies as part of the normal course of business.

(4)	Amounts primarily represent long-term deferred compensation plans for Company management. Payments are assumed to be equal to the remaining liability.

(5)
Represents the expected cash obligations related to the Company's liability for uncertain income tax positions. As of December 31, 2013, the Company's total liability for uncertain tax positions including interest was $6.3 million. Due to the high degree of uncertainty regarding the timing of potential future cash outflows associated with these liabilities, other than the items included in the table above, the Company was unable to make a reasonably reliable estimate of the amount and period in which these remaining liabilities might be paid.

(6)
Other long-term liabilities include amounts recorded as secured obligations for lease and other long-term receivables originated by the Company and assigned to third parties where the transfer of assets do not meet the conditions for a sale as a result of the Company's contingent obligation to repurchase the receivables in the event of customer non-payment. Amounts above also include obligations under deferred revenue arrangements and future projected payments related to the Company's nonqualified pension plans. Other long-term liabilities also include $33.6 million of required qualified pension plan contributions to be paid in 2014; however, the Company anticipates contributing additional discretionary contributions to bring the total contributions to qualified pension plans to approximately $52 million. Additionally, $5.8 million of scheduled retiree health care and life insurance benefit plan payments are included in other long-term liabilities. Due to the high degree of uncertainty regarding the potential future cash outflows associated with these plans, the Company is unable to provide a reasonably reliable estimate of the amounts and periods in which any additional liabilities might be paid.

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

Reserve for Excess and Obsolete Inventories. The Company records a reserve for excess and obsolete inventories in order to ensure inventories are carried at the lower of cost or fair market value. Fair market value can be affected by assumptions about market demand and conditions, historical usage rates, model changes and new product introductions. If model changes, new product introductions or changes in the competitive environment create less than favorable market conditions, we may be required to provide additional reserves for excess and obsolete inventories. If market conditions improve, the Company may be able to sell previously reserved inventory at the lower cost basis for a higher price than assumed in the Company's excess and obsolete calculation.

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

The Company recognized $21.4 million, $25.8 million and $21.3 million in restructuring, exit and impairment charges in 2013, 2012 and 2011, respectively, which are discussed in more detail in Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements.

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

During 2011, the Company early adopted an amendment to the Intangibles - Goodwill and Other topic of the Accounting Standards Codification (ASC). The Company determined through its qualitative assessment during 2013, 2012 and 2011 that it is not “more likely than not” that the fair values of its reporting units are less than their carrying values. As a result, the Company was not required to perform the two-step impairment test.

As part of the qualitative assessment process, the Company calculates the fair value of its reporting units using the income approach. The income approach calculates the fair value of the reporting unit using a discounted cash flow approach utilizing a Gordon Growth model. Internally forecasted future cash flows, which the Company believes reasonably approximate market participant assumptions, are discounted using a weighted average cost of capital (Discount Rate) developed for each reporting unit. The Discount Rate is developed using market observable inputs, as well as considering whether or not there is a measure of risk related to the specific reporting unit's forecasted performance. The key uncertainties in these calculations are the assumptions used in a reporting unit's forecasted future performance, including revenue growth and operating margins, as well as the perceived risk associated with those forecasts. The Company compares the fair value of a reporting unit with its carrying amount to support its qualitative assessment conclusions. The Company did not record any goodwill impairments in 2013, 2012 or 2011.

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

The Company did not record any indefinite-lived intangible asset impairments during 2013 and 2011. In 2012, the Company recorded $0.8 million of indefinite-lived intangible asset impairments during the annual impairment testing. An additional $0.7 million of indefinite-lived intangible asset impairment charges were recorded in 2012 for trade names connected with brands experiencing continued weakness in the fiberglass sterndrive boat market segments as well as the refinement of its North American boat product portfolio. Refer to Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements for further discussion.

Long-Lived Assets. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of its definite-lived intangible assets, excluding goodwill and indefinite-lived trade names, and other long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. Once an impairment indicator is identified, the Company tests for recoverability of the related asset group using an estimate of undiscounted cash flows over the remaining asset group's life. If an asset group's carrying value is not recoverable, the Company records an impairment loss based on the excess of the carrying value of the asset group over the long-lived asset group's fair value. Fair value is determined using observable inputs, including the use of appraisals from independent third parties, when available, and, when observable inputs are not available, based on the Company's assumptions of the data that market participants would use in pricing the asset or liability, based on the best information available in the circumstances. Specifically, the Company uses discounted cash flows to determine the fair value of the asset when observable inputs are unavailable. The Company tested its long-lived asset balances for impairment as indicators presented themselves during 2013, 2012 or 2011, resulting in impairment charges of $7.8 million, $12.2 million and $4.0 million, respectively, which are recognized in Restructuring, exit and impairment charges and Selling, general and administrative expense in the Consolidated Statements of Operations.

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

Recent Accounting Pronouncements

The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (FASB), the Securities and Exchange Commission (SEC), and the Emerging Issues Task Force (EITF), to determine the impact of new pronouncements on GAAP and the impact on the Company. The following are recent accounting pronouncements that have been adopted during 2013 or have not yet been adopted:

Unrecognized Tax Benefit: In July 2013, the FASB amended the Accounting Standards Codification (ASC) to provide guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance states that entities should present an unrecognized tax benefit as a reduction of a deferred tax asset for an NOL or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. The amendment is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The Company is currently evaluating the impact of the adoption of the ASC amendment, but does not expect it to have a material effect on the Company’s consolidated financial statements.

Comprehensive Income:  In February 2013, the FASB amended the ASC to require entities to provide information about amounts reclassified out of other comprehensive income by component. The Company is required to present, either on the face of the financial statements or in the notes, the amounts reclassified from other comprehensive income to the respective line items in the Condensed Consolidated Statements of Comprehensive Income. This amendment is effective for interim and annual periods beginning after December 15, 2012. Refer to Note 18 – Comprehensive Income in the Notes to Consolidated Financial Statements for the Company's disclosures as a result of adopting this amendment.

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

The Company uses foreign currency forward and option contracts to manage foreign exchange rate exposure related to anticipated transactions, and assets and liabilities that are subject to risk from foreign currency rate changes. The Company's principal currency exposures relate to the Euro, Japanese yen, Canadian dollar, Australian dollar, Brazilian real, Mexican peso, British pound, Swedish krona, Norwegian krone and New Zealand dollar. The Company hedges certain anticipated transactions with financial instruments whose maturity date, along with the realized gain or loss, occurs on or near the execution of the anticipated transaction. The Company manages foreign currency exposure of certain assets or liabilities through the use of derivative financial instruments such that the gain or loss on the derivative financial instrument offsets the loss or gain recognized on the asset or liability, respectively.

Certain raw materials used by the Company are exposed to the effect of changing commodity prices. Accordingly, the Company uses commodity swap agreements, futures contracts and supplier agreements to manage fluctuations in prices of anticipated purchases of certain raw materials, including aluminum, copper and natural gas.

From time-to-time, the Company enters into forward starting interest rate swaps to hedge the interest rate risk associated with the future issuance of long-term debt. There were no forward starting interest rate swaps outstanding at December 31, 2013.

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

(in millions)	2013	2012
Risk Category
Foreign exchange	$20.8	$18.1
Commodity prices	$2.2	$2.3
Interest rates	$—	$1.9

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

Management's Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included a report of management's assessment of the effectiveness of its internal controls as part of this Annual Report for the fiscal year ended December 31, 2013. Management's report is included in the Company's 2013 Financial Statements under the captions entitled “Report of Management on Internal Control Over Financial Reporting” and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information pursuant to this Item with respect to the Directors of the Company, the Company's Audit Committee and the Company's code of ethics is incorporated by reference from the discussion under the headings Proposal No. 1: Election of Directors and Corporate Governance in the Company's proxy statement for the 2014 Annual Meeting of Stockholders (Proxy Statement). Information pursuant to this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the discussion under the heading Section 16(a) Beneficial Ownership Reporting Requirements in the Proxy Statement.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information pursuant to this Item with respect to certain relationships and related transactions is incorporated from the discussion under the headings Proposal No. 1: Election of Directors and Corporate Governance in the Proxy Statement.

Item 14. Principal Accounting Fees and Services

Information pursuant to this Item with respect to fees for professional services rendered by the Company's independent registered public accounting firm and the Audit Committee's policy on pre-approval of audit and permissible non-audit services of the Company's independent registered public accounting firm is incorporated by reference from the discussion in the Proxy Statement under the heading Ratification of the Appointment of Independent Registered Public Accounting Firm.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The financial statements and schedule filed as part of this Annual Report are listed in the accompanying Index to Financial Statements and Financial Statement Schedule on page 49. The exhibits filed as a part of this Annual Report are listed in the accompanying Exhibit Index on page 111.

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

The Company's management is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework).

Based on the Company's evaluation under the framework in Internal Control - Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2013. The effectiveness of internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

Brunswick Corporation
Lake Forest, Illinois
February 14, 2014

/s/ DUSTAN E. McCOY	/s/ WILLIAM L. METZGER
Dustan E. McCoy	William L. Metzger
Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer

BRUNSWICK CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
Brunswick Corporation

We have audited Brunswick Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Brunswick Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Brunswick Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Brunswick Corporation as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 of Brunswick Corporation and our report dated February 14, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 14, 2014

BRUNSWICK CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Brunswick Corporation

We have audited the accompanying consolidated balance sheets of Brunswick Corporation as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brunswick Corporation at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Brunswick Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 14, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 14, 2014

BRUNSWICK CORPORATION Consolidated Statements of Operations

	For the Years Ended December 31
(in millions, except per share data)	2013	2012	2011
Net sales	$3,887.5	$3,717.6	$3,670.0
Cost of sales	2,872.3	2,773.6	2,792.6
Selling, general and administrative expense	570.1	548.8	546.5
Research and development expense	119.5	105.3	95.9
Restructuring, exit and impairment charges	21.4	25.8	21.3
Operating earnings	304.2	264.1	213.7
Equity loss	(1.9)	(3.8)	(4.7)
Other income (expense), net	2.5	2.2	(0.6)
Earnings before interest, loss on early extinguishment of debt and income taxes	304.8	262.5	208.4
Interest expense	(43.9)	(68.1)	(81.8)
Interest income	1.5	2.9	3.9
Loss on early extinguishment of debt	(32.8)	(16.3)	(19.8)
Earnings before income taxes	229.6	181.0	110.7
Income tax provision (benefit)	(545.6)	33.6	20.1
Net earnings from continuing operations	775.2	147.4	90.6

Discontinued operations:
Loss from discontinued operations, net of tax	(7.6)	(44.2)	(18.7)
Gain on disposal of discontinued operations, net of tax	1.6	—	—
Impairment charges on assets held for sale, net of tax	—	(53.2)	—
Net loss from discontinued operations, net of tax	(6.0)	(97.4)	(18.7)
Net earnings	$769.2	$50.0	$71.9

Earnings (loss) per common share:
Basic
Earnings from continuing operations	$8.50	$1.64	$1.02
Loss from discontinued operations	(0.07)	(1.08)	(0.21)
Net earnings	$8.43	$0.56	$0.81

Diluted
Earnings from continuing operations	$8.26	$1.59	$0.98
Loss from discontinued operations	(0.06)	(1.05)	(0.20)
Net earnings	$8.20	$0.54	$0.78

Weighted average shares used for computation of:
Basic earnings (loss) per common share	91.2	89.8	89.3
Diluted earnings (loss) per common share	93.8	92.4	92.2

Cash dividends declared per common share	$0.10	$0.05	$0.05

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Consolidated Statements of Comprehensive Income

	For the Years Ended December 31
(in millions)	2013	2012	2011
Net earnings	$769.2	$50.0	$71.9
Other comprehensive income, net of tax:
Foreign currency translation:
Foreign currency translation adjustments arising during period	(6.7)	6.4	(4.2)
Less: reclassification of foreign currency translation included in Net earnings	(0.7)	—	(16.2)
Net foreign currency translation (A)	(7.4)	6.4	(20.4)
Defined benefit plans:
Prior service credits arising during period	—	0.2	6.1
Net actuarial gains (losses) arising during period	145.4	(30.0)	(122.7)
Less: amortization of prior service credits included in Net earnings	(7.0)	(7.5)	(5.9)
Less: amortization of net actuarial losses included in Net earnings	23.2	22.9	22.4
Net defined benefit plans (B)	161.6	(14.4)	(100.1)
Investments:
Unrealized holding gains (losses) arising during period	—	0.1	(1.0)
Less: reclassification adjustment included in Net earnings	—	—	0.2
Net unrealized investment gains (losses) (A)	—	0.1	(0.8)
Derivatives:
Losses on derivatives arising during period	(5.3)	(10.0)	(9.8)
Less: reclassification adjustment included in Net earnings	4.7	3.6	5.8
Net unrealized losses on derivatives (A)	(0.6)	(6.4)	(4.0)
Other comprehensive income (loss)	153.6	(14.3)	(125.3)
Comprehensive income (loss)	$922.8	$35.7	$(53.4)

(A) Pre-tax and after-tax amounts are substantially the same as the Company maintained a tax valuation allowance for these items for all periods presented until its reversal at December 31, 2013. See Note 11 – Income Taxes and Note 18 – Comprehensive Income for additional details.

(B) The tax effect for the years ended December 31, 2013, 2012 and 2011 to Other comprehensive income (loss) was $(0.2) million, $(0.9) million and $(0.3) million, respectively, primarily related to certain foreign defined benefit plans as all other defined benefit plans included corresponding tax valuation allowance adjustments.

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Consolidated Balance Sheets

	As of December 31
(in millions)	2013	2012
Assets
Current assets
Cash and cash equivalents, at cost, which approximates market	$356.5	$284.3
Short-term investments in marketable securities	12.7	92.3
Total cash, cash equivalents and short-term investments in marketable securities	369.2	376.6
Restricted cash	6.5	13.0
Accounts and notes receivable, less allowances of $22.0 and $27.1	364.6	349.2
Inventories
Finished goods	379.9	363.3
Work-in-process	146.1	142.4
Raw materials	73.3	70.1
Net inventories	599.3	575.8
Deferred income taxes	137.6	18.8
Prepaid expenses and other	31.4	26.7
Current assets held for sale	—	—
Current assets	1,508.6	1,360.1

Property
Land	79.3	80.6
Buildings and improvements	538.6	564.3
Equipment	1,013.9	997.4
Total land, buildings and improvements and equipment	1,631.8	1,642.3
Accumulated depreciation	(1,094.7)	(1,131.4)
Net land, buildings and improvements and equipment	537.1	510.9
Unamortized product tooling costs	80.7	70.5
Net property	617.8	581.4

Other assets
Goodwill	291.7	291.7
Other intangibles, net	35.4	38.1
Long-term investments in marketable securities	—	52.1
Equity investments	41.3	42.4
Non-current deferred tax asset	377.0	—
Other long-term assets	44.0	58.4
Long-term assets held for sale	—	—
Other assets	789.4	482.7

Total assets	$2,915.8	$2,424.2

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Consolidated Balance Sheets

	As of December 31
(in millions)	2013	2012
Liabilities and shareholders’ equity
Current liabilities
Short-term debt, including $6.4 and $6.5 of current maturities of long-term debt	$6.4	$8.2
Accounts payable	315.6	334.4
Accrued expenses	561.1	576.2
Current liabilities held for sale	—	18.4
Current liabilities	883.1	937.2

Long-term liabilities
Debt	453.4	563.6
Deferred income taxes	—	92.7
Postretirement benefits	347.3	552.6
Other	193.6	197.5
Long-term liabilities held for sale	—	2.9
Long-term liabilities	994.3	1,409.3

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares	76.9	76.9
Additional paid-in capital	393.0	440.8
Retained earnings	1,263.3	503.2
Treasury stock, at cost: 10,129,000 and 12,907,000 shares	(293.3)	(388.1)
Accumulated other comprehensive income (loss), net of tax:
Foreign currency translation	11.0	18.4
Defined benefit plans:
Prior service (costs) credits	(2.6)	4.4
Net actuarial losses	(398.6)	(567.2)
Unrealized investment losses	—	—
Unrealized losses on derivatives	(11.3)	(10.7)
Total accumulated other comprehensive loss	(401.5)	(555.1)
Shareholders’ equity	1,038.4	77.7

Total liabilities and shareholders’ equity	$2,915.8	$2,424.2

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Consolidated Statements of Cash Flows

	For the Years Ended December 31
(in millions)	2013	2012	2011
Cash flows from operating activities
Net earnings	$769.2	$50.0	$71.9
Less: net loss from discontinued operations, net of tax	(6.0)	(97.4)	(18.7)
Net earnings from continuing operations	775.2	147.4	90.6
Depreciation and amortization	87.5	90.0	99.4
Pension funding, net of expense	(35.3)	(44.3)	(47.4)
Gains on sale of property, plant and equipment, net	(5.2)	(2.9)	(12.4)
Other long-lived asset impairment charges	7.4	11.3	0.5
Deferred income taxes	(604.4)	8.3	(0.7)
Excess tax benefits from share-based compensation	(37.2)	(5.3)	—
Equity in losses of unconsolidated affiliates, net of dividends	2.5	4.1	5.1
Loss on early extinguishment of debt	32.8	16.3	19.8
Changes in certain current assets and current liabilities:
Change in accounts and notes receivable	(15.6)	(19.6)	(2.0)
Change in inventory	(21.7)	(73.1)	(32.1)
Change in prepaid expenses and other	(2.2)	1.0	(1.2)
Change in accounts payable	(18.0)	57.8	0.9
Change in accrued expenses	(8.7)	(44.8)	(11.0)
Income taxes	26.9	2.4	4.2
Other, net	20.8	35.0	21.5
Net cash provided by operating activities of continuing operations	204.8	183.6	135.2
Net cash used for operating activities of discontinued operations	(34.7)	(22.9)	(46.1)
Net cash provided by operating activities	170.1	160.7	89.1

Cash flows from investing activities
Capital expenditures	(148.1)	(115.2)	(87.1)
Purchases of marketable securities	(21.6)	(205.9)	(264.4)
Sales or maturities of marketable securities	152.6	227.7	196.9
Reduction in (transfer to) restricted cash	6.5	7.0	(20.0)
Investments	(1.5)	1.7	(0.9)
Proceeds from the sale of property, plant and equipment	17.8	18.8	30.5
Other, net	1.4	3.0	13.2
Net cash provided by (used for) investing activities of continuing operations	7.1	(62.9)	(131.8)
Net cash provided by (used for) investing activities of discontinued operations	11.5	(3.2)	(2.6)
Net cash provided by (used for) investing activities	18.6	(66.1)	(134.4)

Cash flows from financing activities
Net (payments) issuances of short-term debt	(1.7)	0.8	0.5
Net proceeds from issuances of long-term debt	146.6	—	—
Payments of long-term debt including current maturities	(262.4)	(131.8)	(146.0)
Net premium paid on early extinguishment of debt	(24.6)	(14.7)	(17.3)
Cash dividends paid	(9.1)	(4.5)	(4.5)
Excess tax benefits from share-based compensation	37.2	5.3	—
Proceeds from stock compensation activity, net of withholdings	(2.5)	(3.6)	4.0
Other, net	—	—	(4.6)
Net cash used for financing activities of continuing operations	(116.5)	(148.5)	(167.9)
Net cash used for financing activities of discontinued operations	—	—	—
Net cash used for financing activities	(116.5)	(148.5)	(167.9)

Net increase (decrease) in cash and cash equivalents	72.2	(53.9)	(213.2)
Cash and cash equivalents at beginning of period	284.3	338.2	551.4

Cash and cash equivalents at end of period	$356.5	$284.3	$338.2

Supplemental cash flow disclosures:
Interest paid	$82.6	$90.8	$106.7
Income taxes paid, net	$31.9	$17.6	$16.6

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Consolidated Statements of Shareholders' Equity

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2010	$76.9	$424.6	$390.3	$(405.9)	$(415.5)	$70.4
Net earnings	—	—	71.9	—	—	71.9
Other comprehensive loss	—	—	—	—	(125.3)	(125.3)
Dividends ($0.05 per common share)	—	—	(4.5)	—	—	(4.5)
Compensation plans and other	—	10.0	—	8.4	—	18.4
Balance, December 31, 2011	76.9	434.6	457.7	(397.5)	(540.8)	30.9
Net earnings	—	—	50.0	—	—	50.0
Other comprehensive loss	—	—	—	—	(14.3)	(14.3)
Dividends ($0.05 per common share)	—	—	(4.5)	—	—	(4.5)
Compensation plans and other	—	6.2	—	9.4	—	15.6
Balance, December 31, 2012	76.9	440.8	503.2	(388.1)	(555.1)	77.7
Net earnings	—	—	769.2	—	—	769.2
Other comprehensive income	—	—	—	—	153.6	153.6
Dividends ($0.10 per common share)	—	—	(9.1)	—	—	(9.1)
Compensation plans and other	—	(47.8)	—	94.8	—	47.0
Balance, December 31, 2013	$76.9	$393.0	$1,263.3	$(293.3)	$(401.5)	$1,038.4

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 1 – Significant Accounting Policies

Basis of Presentation. The consolidated financial statements of Brunswick Corporation (Brunswick or the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain previously reported amounts have been reclassified to conform to the current period presentation, including the presentation of consolidated Net earnings adjusted for the net loss from discontinued operations in the Consolidated Statements of Cash Flows. Prior year conforming changes include changing the starting point of the Consolidated Statements of Cash Flows from "Net earnings from continuing operations" to "Net earnings" followed by "Less: net loss from discontinued operations, net of tax". As indicated in Note 2 – Discontinued Operations, Brunswick's results as discussed in the financial statements reflect continuing operations only, unless otherwise noted.

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

Investments in Marketable Securities. The Company classifies investments in debt securities that are not considered to be cash equivalents as either Short-term or Long-term investments in marketable securities. See Note 8 – Investments, for a description of these securities. Short-term investments in marketable securities have a stated maturity of twelve months or less from the balance sheet date and Long-term investments in marketable securities have a stated maturity of greater than twelve months from the balance sheet date. These securities are considered as available for sale and are reported at fair value with unrealized gains and losses recorded net of tax as a component of Accumulated other comprehensive loss in Unrealized investment losses within Shareholders' equity. Declines in market value from the original cost deemed to be "other-than-temporary" are charged to Other income (expense), net, in the period in which the loss occurs. The Company considers both the duration for which a decline in value has occurred and the extent of the decline in its determination of whether a decline in value has been “other than temporary.” Realized gains and losses are calculated based on the specific identification method and are included in Other income (expense), net, in the Consolidated Statement of Operations.

Restricted Cash. The Company considers the cash deposited in a trust that is pledged as collateral against certain workers' compensation related obligations to be restricted cash. Refer to Note 12 – Commitments and Contingencies for more information.

Accounts and Notes Receivable and Allowance for Doubtful Accounts. The Company carries its accounts and notes receivable at their face amounts less an allowance for doubtful accounts. On a regular basis, the Company records an allowance for uncollectible receivables based upon known bad debt risks and past loss history, customer payment practices and economic conditions. Actual collection experience may differ from the current estimate of net receivables. A change to the allowance for doubtful accounts may be required if a future event or other change in circumstances results in a change in the estimate of the ultimate collectability of a specific account.

The Company treats the sale of receivables in which the Company retains an interest as a secured obligation. Accordingly, the short-term portion of the receivables sold that are subject to recourse is recorded in Accounts and notes receivable and Accrued expenses in the Consolidated Balance Sheets.

Inventories. Inventories are valued at the lower of cost or market, with market based on replacement cost or net realizable value. Approximately 47 percent and 50 percent of the Company's inventories were determined by the first-in, first-out method (FIFO) at December 31, 2013 and December 31, 2012, respectively. Remaining inventories valued at the last-in, first-out method (LIFO), which results in a better matching of costs and revenue, were $122.2 million and $122.6 million lower than the FIFO cost of inventories at December 31, 2013 and 2012, respectively. Inventory cost includes material, labor and manufacturing overhead. There were no liquidations of LIFO inventory layers in 2013, 2012 or 2011.

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

(in millions)	2013	2012	2011
Gains on the sale of property	$6.7	$6.2	$18.7
Losses on the sale and disposal of property	(1.2)	(1.3)	(2.7)
Net gains on sale and disposal of property	$5.5	$4.9	$16.0

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

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

During 2011, the Company early adopted an amendment to the Intangibles - Goodwill and Other topic of the Accounting Standards Codification (ASC). The Company determined through its qualitative assessment during 2013, 2012 and 2011 that it is not “more likely than not” that the fair values of its reporting units are less than their carrying values. As a result, the Company was not required to perform the two-step impairment test.

As part of the qualitative assessment process, the Company calculates the fair value of its reporting units using the income approach. The income approach calculates the fair value of the reporting unit using a discounted cash flow approach utilizing a Gordon Growth model. Internally forecasted future cash flows, which the Company believes reasonably approximate market participant assumptions, are discounted using a weighted average cost of capital (Discount Rate) developed for each reporting unit. The Discount Rate is developed using market observable inputs, as well as considering whether or not there is a measure of risk related to the specific reporting unit's forecasted performance. The key uncertainties in these calculations are the assumptions used in a reporting unit's forecasted future performance, including revenue growth and operating margins, as well as the perceived risk associated with those forecasts. The Company compares the fair value of a reporting unit with its carrying amount to support its qualitative assessment conclusions. The Company did not record any goodwill impairments in 2013, 2012 or 2011.

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

The Company did not record any indefinite-lived intangible asset impairments during 2013 and 2011. In 2012, the Company recorded $0.8 million of indefinite-lived intangible asset impairments during the annual impairment testing. An additional $0.7 million of indefinite-lived intangible asset impairment charges were recorded in 2012 for trade names connected with brands experiencing continued weakness in the fiberglass sterndrive boat market segments as well as the refinement of its North American boat product portfolio. Refer to Note 3 – Restructuring Activities for further discussion.

Equity Investments. For investments in which Brunswick owns or controls from 20 percent to 50 percent of the voting shares, which includes all of Brunswick's unconsolidated joint venture investments, the Company uses the equity method of accounting. The Company's share of net earnings or losses from equity method investments is included in the Consolidated Statements of Operations.

The Company accounts for other investments, over which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value, under the cost method of accounting. The Company

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

periodically evaluates the carrying value of its investments, and at December 31, 2013 and 2012, such investments were recorded at the lower of cost or fair value.

Long-Lived Assets. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of its definite-lived intangible assets--excluding goodwill and indefinite-lived trade names--and other long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. Once an impairment indicator is identified, the Company tests for recoverability of the related asset group using an estimate of undiscounted cash flows over the remaining asset group's life. If an asset group's carrying value is not recoverable, the Company records an impairment loss based on the excess of the carrying value of the asset group over the long-lived asset group's fair value. Fair value is determined using observable inputs, including the use of appraisals from independent third parties, when available, and, when observable inputs are not available, based on the Company's assumptions of the data that market participants would use in pricing the asset or liability, based on the best information available in the circumstances. Specifically, the Company uses discounted cash flows to determine the fair value of the asset when observable inputs are unavailable. The Company tested its long-lived asset balances for impairment as indicators presented themselves during 2013, 2012 or 2011, resulting in impairment charges of $7.8 million, $12.2 million and $4.0 million, respectively, which are recognized in Restructuring, exit and impairment charges and Selling, general and administrative expense in the Consolidated Statements of Operations.

Other Long-Term Assets. Other long-term assets are primarily long-term notes receivable, which includes leases and other long-term receivables originated by the Company and assigned to third parties. As of December 31, 2013 and 2012, amounts assigned to third parties totaled $18.9 million and $24.1 million, respectively. The assignment of these instruments does not meet sale criteria as a result of the Company's contingent obligation to repurchase the receivables in the event of customer non-payment and therefore is treated as a secured obligation. Accordingly, these amounts were recorded in the Consolidated Balance Sheets under Other long-term assets and Long-term liabilities – Other.

Other long-term notes receivable also includes cash advances made to customers, principally boat builders, or their owners, in connection with long-term supply arrangements. These transactions have occurred in the normal course of business and are backed by secured or unsecured notes receivable. The Company applies credits earned by these customers through qualifying purchases to the outstanding note balance in lieu of payment. The Company records credits earned and applied against the note receivable balance as a reduction in the Company's sales revenue as a sales discount. If sufficient product purchases are not made, the outstanding balance remaining under the notes is subject to full collection. Amounts outstanding related to these arrangements as of December 31, 2013 and 2012, totaled $0.9 million and $3.7 million, respectively.

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

Advertising Costs. The Company records advertising and promotion costs in Selling, general and administrative expense in the Consolidated Statements of Operations in the period when the advertising first takes place. Advertising and promotion costs were $33.9 million, $34.5 million and $35.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Other Comprehensive Income (Loss). Accumulated other comprehensive loss includes prior service costs and credits and net actuarial gains and losses for defined benefit plans, currency translation adjustments and unrealized derivative and investment gains and losses, all net of tax. The net effect of these items reduced Shareholders' equity on a cumulative basis by $401.5 million and $555.1 million as of December 31, 2013 and 2012, respectively. The change from 2012 to 2013 was primarily due to changes in Net actuarial losses related to favorable adjustments to defined benefit plan liabilities resulting from increases in the discount rate and return on plan assets as well as the amortization of net actuarial losses during 2013.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

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

Recent Accounting Pronouncements.  The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (FASB), the SEC, and the Emerging Issues Task Force (EITF), to determine the impact of new pronouncements on GAAP and the impact on the Company.  The following are recent accounting pronouncements that have been adopted during 2013, or will be adopted in future periods.

Unrecognized Tax Benefit: In July 2013, the FASB amended the Accounting Standards Codification (ASC) to provide guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance states that entities should present an unrecognized tax benefit as a reduction of a deferred tax asset for an NOL or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. The amendment is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The Company is currently evaluating the impact of the adoption of the ASC amendment, but does not expect it to have a material effect on the Company’s consolidated financial statements.

Comprehensive Income:  In February 2013, the FASB amended the ASC to require entities to provide information about amounts reclassified out of other comprehensive income by component. The Company is required to present, either on the face of the financial statements or in the notes, the amounts reclassified from other comprehensive income to the respective line items in the Condensed Consolidated Statements of Comprehensive Income. This amendment is effective for interim and annual periods beginning after December 15, 2012. Refer to Note 18 – Comprehensive Income for the Company's disclosures as a result of adopting this amendment.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 2 – Discontinued Operations

On December 31, 2012, the Board of Directors authorized the Company to exit its Hatteras and Cabo boat businesses. As a result, these businesses, which were previously reported in the Company's Boat segment, are being reported as discontinued operations and are reported in separate lines in the Consolidated Statements of Operations for all periods presented. The assets and liabilities of these businesses to be sold at December 31, 2012 met the accounting criteria to be classified as held for sale and have been aggregated and reported on separate lines of the Consolidated Balance Sheets. Additionally, the Company concluded on December 31, 2012, that based on the performance of the Hatteras and Cabo boat businesses, proceeds from the sale would be less than its book value resulting in a non-cash impairment charge of $52.7 million, $53.2 million after-tax.

In August 2013, the Company completed the sale of its Hatteras and Cabo boat businesses resulting in an after-tax gain of $1.6 million.

The following table discloses the results of operations of the Hatteras and Cabo businesses, including the gain on the disposal, reported as discontinued operations for the years ended December 31, 2013, 2012 and 2011, respectively:

(in millions)	2013	2012	2011
Net sales	$23.0	$56.2	$78.0

Loss from discontinued operations before income taxes	$(7.0)	$(96.7)	$(21.4)
Income tax provision (benefit)	0.6	0.7	(2.7)
Loss from discontinued operations, net of tax (A)	(7.6)	(97.4)	(18.7)
Gain on disposal of discontinued operations, net of tax (B)	1.6	—	—
Net loss from discontinued operations, net of tax	$(6.0)	$(97.4)	$(18.7)

(A) Loss from discontinued operations includes an asset impairment charge in 2012 of $52.7 million, $53.2 million after-tax, and other restructuring and impairment charges, net of tax of $14.5 million and $1.4 million in 2012 and 2011, respectively.

(B) The Gain on disposal of discontinued operations for 2013, includes a pre-tax loss of $1.4 million and a net tax benefit of $3.0 million.

There were no assets available for sale as of December 31, 2013. The following table reflects the summary of assets and liabilities held for sale as of December 31, 2012, for the Hatteras and Cabo businesses reported as discontinued operations:

(in millions)	December 31, 2012
Accounts and notes receivable, net	$—
Net inventory	—
Current assets held for sale	—

Long-term assets held for sale	—
Assets held for sale (A)	$—

Accounts payable	$3.8
Accrued expenses	14.6
Current liabilities held for sale	18.4

Other liabilities	2.9
Long-term liabilities held for sale	2.9
Liabilities held for sale	$21.3

(A) Assets held for sale at December 31, 2012, are shown net of reserves of $52.7 million.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 3 – Restructuring Activities

Since November 2006, Brunswick has announced and implemented a number of restructuring initiatives designed to improve the Company’s cost structure, better utilize overall capacity and improve general operating efficiencies.  These initiatives reflected the Company’s response to a difficult marine market and resulted in the recognition of restructuring, exit and impairment charges in the Consolidated Statements of Operations during 2013, 2012 and 2011.

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

The Company has reported restructuring and exit activities based on the specific driver of the cost and reflected the expense in the accounting period when the cost has been committed or incurred, as appropriate.  The Company considers actions related to the divestiture activities for its European retail bowling centers and the divestiture of its Sealine boat business to be exit activities.  All other actions taken are considered to be restructuring activities.

The following table is a summary of the expense associated with the restructuring, exit and impairment activities for 2013, 2012 and 2011.  The 2013 charges consist of expenses related to actions initiated in 2013, 2012, 2011 and 2009. The 2012 charges consist of expenses related to actions initiated in 2012, 2011, 2010, 2009 and 2008.  The 2011 charges consist of expenses related to actions initiated in 2011, 2010, 2009 and 2008.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

(in millions)	2013	2012	2011
Restructuring activities:
Employee termination and other benefits	$3.2	$1.6	$5.7
Current asset write-downs	1.0	1.3	0.1
Transformation and other costs:
Consolidation of manufacturing footprint	6.7	12.1	13.0
Retention and relocation costs	0.4	0.1	—
Exit activities:
Employee termination and other benefits	1.0	—	—
Transformation and other costs:
Consolidation of manufacturing footprint	—	(0.3)	10.6
Loss on sale of non-strategic assets	2.7	—	—
Asset disposition actions:
Trade name impairments	—	1.5	—
Definite-lived asset impairments and (gains) on disposal	6.4	9.5	(8.1)
Total restructuring, exit and impairment charges	$21.4	$25.8	$21.3

The Company anticipates it will incur approximately $2 million to $4 million of additional restructuring charges in 2014 primarily related to known restructuring activities initiated during 2013 in the Boat segment.  Reductions in demand for the Company’s products, further refinement of its product portfolio or further opportunities to consolidate manufacturing facilities and reduce costs, may result in additional restructuring, exit or impairment charges in future periods.

Actions Initiated in 2013

In the fourth quarter of 2013, the Company made the decision to outsource woodworking operations for its fiberglass sterndrive boats, which resulted in long-lived asset impairment charges. In the second quarter of 2013, the Company entered into an agreement to divest its European retail bowling centers in the Bowling & Billiards segment. The Company completed its divestiture activities during the fourth quarter of 2013. The Company announced in the first quarter of 2013 the consolidation of its yacht and motoryacht production at its Palm Coast, Florida manufacturing plant. As a result, the Company suspended manufacturing at its Sykes Creek boat manufacturing facility in nearby Merritt Island, Florida at the end of June 2013. The Company recorded restructuring, exit and impairment charges in 2013 related to these actions.

The restructuring, exit and impairment charges recorded in 2013, related to actions initiated in 2013, by reportable segment, are summarized below:

(in millions)	2013
Boat	$12.0
Bowling & Billiards	4.2
Corporate	0.7
Total	$16.9

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The following is a summary of the charges by category associated with the Company’s 2013 restructuring initiatives:

(in millions)	2013
Restructuring activities:
Employee termination and other benefits	$3.0
Current asset write-downs	1.0
Transformation and other costs:
Consolidation of manufacturing footprint	4.9
Retention and relocation costs	0.4
Exit activities:
Employee termination and other benefits	1.0
Transformation and other costs:
Loss on sale of non-strategic assets	2.7
Asset disposition actions:
Definite-lived asset impairments	3.9
Total restructuring, exit and impairment charges	$16.9

The restructuring, exit and impairment charges recorded in 2013 related to actions initiated in 2013, by reportable segment and category, are summarized below:

(in millions)	Boat	Bowling & Billiards	Corporate	Total
Employee termination and other benefits	$1.8	$1.5	$0.7	$4.0
Current asset write-downs	1.0	—	—	1.0
Transformation and other costs	5.3	2.7	—	8.0
Asset disposition actions	3.9	—	—	3.9
Total restructuring, exit and impairment charges	$12.0	$4.2	$0.7	$16.9

The following table summarizes the activity for restructuring, exit and impairment charges during the year ended December 31, 2013 related to actions initiated in 2013. The accrued costs as of December 31, 2013 represent cash expenditures needed to satisfy remaining obligations, the majority of which are expected to be paid by the end of 2014 and are included in Accrued expenses in the Consolidated Balance Sheets.

(in millions)	Costs Recognized in 2013	Non-cash (Charges)/Gains	Net Cash Payments	Accrued Costs as of Dec. 31, 2013
Employee termination and other benefits	$4.0	$—	$(1.7)	$2.3
Current asset write-downs	1.0	(1.0)	—	—
Transformation and other costs:
Consolidation of manufacturing footprint	4.9	—	(4.9)	—
Retention and relocation costs	0.4	—	(0.4)	—
Loss on sale of non-strategic assets	2.7	0.2	(2.2)	0.7
Asset disposition actions:
Definite-lived asset impairments	3.9	(3.9)	—	—
Total restructuring, exit and impairment charges	$16.9	$(4.7)	$(9.2)	$3.0

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Actions Initiated in 2012

The Company recorded restructuring and impairment charges in 2012 relating to actions initiated in connection with the continued weakness in the fiberglass sterndrive boat market segments as well as the refinement of its North American boat product portfolio. In 2012, the Company decided to exit Bayliner cruisers in the U.S. and European markets and to further reduce the Company's manufacturing footprint by closing its Knoxville, Tennessee production facility and consolidate its fiberglass cruiser manufacturing into other boat production facilities. Long-lived asset impairment charges were also recorded in the third quarter of 2012 for certain European and Asia-Pacific boat brands as a result of weak powerboat demand in these regions.

The restructuring, exit and impairment charges recorded in 2013 and 2012, related to actions initiated in 2012, by reportable segment, are summarized below:

(in millions)	2013	2012
Marine Engine	$—	$0.4
Boat	2.9	22.8
Fitness	—	0.1
Total	$2.9	$23.3

The following is a summary of the charges by category associated with the Company’s 2012 restructuring initiatives:

(in millions)	2013	2012
Restructuring activities:
Employee termination and other benefits	$0.2	$2.0
Current asset write-downs	—	1.3
Transformation and other costs:
Consolidation of manufacturing footprint	1.8	7.1
Retention and relocation costs	—	0.1
Asset disposition actions:
Trade name impairments	—	1.5
Definite-lived asset impairments	0.9	11.3
Total restructuring, exit and impairment charges	$2.9	$23.3

The restructuring, exit and impairment charges recorded in 2013 related to actions initiated in 2012, by reportable segment and category, are summarized below:

(in millions)	Boat	Total
Employee termination and other benefits	$0.2	$0.2
Transformation and other costs	1.8	1.8
Asset disposition actions	0.9	0.9
Total restructuring, exit and impairment charges	$2.9	$2.9

The restructuring, exit and impairment charges recorded in 2012 related to actions initiated in 2012, by reportable segment and category, are summarized below:

(in millions)	Marine Engine	Boat	Fitness	Total
Employee termination and other benefits	$0.4	$1.5	$0.1	$2.0
Current asset write-downs	—	1.3	—	1.3
Transformation and other costs	—	7.2	—	7.2
Asset disposition actions	—	12.8	—	12.8
Total restructuring, exit and impairment charges	$0.4	$22.8	$0.1	$23.3

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The following table summarizes the activity for restructuring, exit and impairment charges during the year ended December 31, 2013 related to actions initiated in 2012.  The accrued costs as of December 31, 2013 represent cash expenditures needed to satisfy remaining obligations, the majority of which are expected to be paid by the end of 2014 and are included in Accrued expenses in the Consolidated Balance Sheets.

(in millions)	Accrued Costs as of Jan. 1, 2013	Costs Recognized in 2013	Non-cash Charges	Net Cash Payments	Accrued Costs as of Dec. 31, 2013
Employee termination and other benefits	$1.9	$0.2	$—	$(1.9)	$0.2
Transformation and other costs:
Consolidation of manufacturing footprint	5.2	1.8	—	(4.5)	2.5
Asset disposition actions:
Definite-lived asset impairments	—	0.9	(0.9)	—	—
Total restructuring, exit and impairment charges	$7.1	$2.9	$(0.9)	$(6.4)	$2.7

Actions Initiated in 2011, 2010, 2009 and 2008

The Company continued its restructuring activities initiated between 2008 and 2011, including consolidating manufacturing operations, reducing the Company's global workforce, disposing of non-strategic assets and selling previously closed facilities. These actions were designed to provide long-term cost savings by reducing the Company's fixed-cost structure.

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

The restructuring, exit and impairment charges recorded in 2013, 2012 and 2011, related to actions initiated between 2008 and 2011, by reportable segment, are summarized below:

(in millions)	2013	2012	2011
Marine Engine	$—	$3.8	$11.0
Boat	0.9	(1.5)	8.3
Fitness	—	—	0.1
Bowling & Billiards	0.7	0.4	1.9
Corporate	—	(0.2)	—
Total	$1.6	$2.5	$21.3

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The following is a summary of the charges by category associated with the Company's 2011, 2010, 2009 and 2008 restructuring initiatives:

(in millions)	2013	2012	2011
Restructuring activities:
Employee termination and other benefits	$—	$(0.4)	$5.7
Current asset write-downs	—	—	0.1
Transformation and other costs:
Consolidation of manufacturing footprint	—	5.0	13.0
Exit activities:
Transformation and other costs:
Consolidation of manufacturing footprint	—	(0.3)	10.6
Asset disposition actions:
Definite-lived asset impairments and (gains) on disposal	1.6	(1.8)	(8.1)
Total restructuring, exit and impairment charges	$1.6	$2.5	$21.3

The restructuring, exit and impairment charges recorded in 2013, related to actions initiated between 2008 and 2011, by reportable segment and category, are summarized below:

(in millions)	Boat	Bowling & Billiards	Total
Asset disposition actions	$0.9	$0.7	$1.6
Total restructuring, exit and impairment charges	$0.9	$0.7	$1.6

The restructuring, exit and impairment charges recorded in 2012, related to actions initiated between 2008 and 2011, by reportable segment and category, are summarized below:

(in millions)	Marine Engine	Boat	Bowling & Billiards	Corporate	Total
Employee termination and other benefits	$(0.4)	$—	$—	$—	$(0.4)
Transformation and other costs	5.1	(0.2)	—	(0.2)	4.7
Asset disposition actions	(0.9)	(1.3)	0.4	—	(1.8)
Total restructuring, exit and impairment charges	$3.8	$(1.5)	$0.4	$(0.2)	$2.5

The restructuring, exit and impairment charges recorded in 2011, related to actions initiated between 2008 and 2011, by reportable segment and category, are summarized below:

(in millions)	Marine Engine	Boat	Fitness	Bowling & Billiards	Corporate	Total
Employee termination and other benefits	$3.0	$2.4	$—	$0.2	$0.1	$5.7
Current asset write-downs	0.1	—	—	—	—	0.1
Transformation and other costs	12.0	10.8	0.1	0.8	(0.1)	23.6
Asset disposition actions	(4.1)	(4.9)	—	0.9	—	(8.1)
Total restructuring, exit and impairment charges	$11.0	$8.3	$0.1	$1.9	$—	$21.3

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The following table summarizes the activity for restructuring, exit and impairment charges during the year ended December 31, 2013 related to actions initiated between 2008 and 2011.  The accrued costs as of December 31, 2013 represent cash expenditures needed to satisfy remaining obligations, the majority of which are expected to be paid by the end of 2015 and are included in Accrued expenses in the Consolidated Balance Sheets.

(in millions)	Accrued Costs as of Jan. 1, 2013	Costs Recognized in 2013	Non-cash Charges	Net Cash Payments	Accrued Costs as of Dec. 31, 2013
Employee termination and other benefits	$1.2	$—	$—	$(0.8)	$0.4
Transformation and other costs:
Consolidation of manufacturing footprint	2.2	—	—	(1.1)	1.1
Asset disposition actions:
Definite-lived asset impairments	—	1.6	(1.6)	—	—
Total restructuring, exit and impairment charges	$3.4	$1.6	$(1.6)	$(1.9)	$1.5

Note 4 – Earnings (Loss) per Common Share

Basic earnings (loss) per common share is calculated by dividing Net earnings (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is calculated similarly, except that the calculation includes the dilutive effect of stock-settled SARs and stock options (collectively “options”), non-vested stock awards and performance awards.

Basic and diluted earnings (loss) per common share for the years ended December 31, 2013, 2012 and 2011 were calculated as follows:

(in millions, except per share data)	2013	2012	2011
Net earnings from continuing operations	$775.2	$147.4	$90.6
Net loss from discontinued operations, net of tax	(6.0)	(97.4)	(18.7)
Net earnings	$769.2	$50.0	$71.9

Weighted average outstanding shares – basic	91.2	89.8	89.3
Dilutive effect of common stock equivalents	2.6	2.6	2.9
Weighted average outstanding shares – diluted	93.8	92.4	92.2

Basic earnings (loss) per common share:
Continuing operations	$8.50	$1.64	$1.02
Discontinued operations	(0.07)	(1.08)	(0.21)
Net earnings	$8.43	$0.56	$0.81

Diluted earnings (loss) per common share:
Continuing operations	$8.26	$1.59	$0.98
Discontinued operations	(0.06)	(1.05)	(0.20)
Net earnings	$8.20	$0.54	$0.78

As of December 31, 2013, the Company had 3.8 million options outstanding, of which 2.6 million were exercisable.  This compares with 8.2 million and 9.3 million options outstanding, of which 5.5 million and 5.1 million were exercisable, as of December 31, 2012 and December 31, 2011, respectively.  During the year ended December 31, 2013, there were 0.9 million weighted average shares of options outstanding for which the exercise price was greater than the average market price of the Company’s shares for the period then ended.  These options were not included in the computation of diluted earnings per common share because the effect would have been anti-dilutive. This compares to 2.2 million and 3.0 million anti-dilutive weighted average shares of options outstanding that were excluded from the corresponding periods ended December 31, 2012 and December 31,

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

2011, respectively. Changes in average outstanding basic shares from 2011 to 2013 reflect the impact of options exercised and the vesting of stock and performance awards since the beginning of 2011.

Note 5 – Segment Information

Brunswick is a manufacturer and marketer of leading consumer brands and operates in four reportable segments: Marine Engine, Boat, Fitness and Bowling & Billiards.  The Company’s segments are defined by management’s reporting structure and operating activities.

The Marine Engine segment manufactures and markets a full range of outboard engines, sterndrive engines, inboard engines and marine parts and accessories, which are principally sold directly to boat builders, including Brunswick's Boat segment, or through marine retail dealers and distributors worldwide. The Company's engine manufacturing plants are located mainly in the United States, China and Japan, with sales mainly to markets in the Americas, Europe and Asia.

The Boat segment designs, manufactures and markets fiberglass pleasure boats, offshore fishing boats, yachts and sport yachts, aluminum fishing boats, pontoon boats, deck boats and inflatable boats, which are sold primarily through dealers. The Boat segment's products are manufactured mainly in the United States, Europe and South America. Sales to the segment's largest boat dealer, MarineMax, which has multiple locations, comprised approximately 17 percent, 16 percent and 18 percent of Boat segment sales in 2013, 2012 and 2011, respectively.

The Fitness segment designs, manufactures and markets fitness equipment, including treadmills, total body cross-trainers, stair climbers, stationary bikes and strength-training equipment. These products are manufactured mainly in the United States and Hungary or are sourced from international suppliers. Fitness equipment is sold mainly in the Americas, Europe and Asia to health club, corporate, university, hospitality, military and government facilities, and to consumers through selected mass merchants, specialty retail dealers and through the Company's Web site.

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

During the first quarter of 2012, the Company realigned its global marine operations, which resulted in changes to the components of the Marine Engine and Boat reportable segments. Several Brunswick boat brands based in Europe and Asia, which include Quicksilver, Rayglass and Uttern boats, each of which were previously included in the Marine Engine segment, are now managed and included as part of the Boat segment. Additionally, the Company started evaluating segment results exclusive of certain costs associated with its defined benefit pension plans. As a result of freezing benefit accruals in its defined benefit pension plans, the Company has elected to allocate only service-related costs to the operating segment results and report all other components of pension expense on a separate line included in the segment tables presented below. As a result, certain elements of pension expense including Interest cost, Expected return on plan assets and Amortization of net actuarial losses previously reported in the Marine Engine and Bowling & Billiards segments, as well as Corporate/Other, are now being reported in Pension - non-service costs. Pension costs associated with Service cost and Amortization of prior service cost, while not significant, remain in the reporting segments as presented in the tables below. Segment results have been revised for all periods presented to reflect the change in Brunswick's reported segments.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

the sale of engines to various boat brands, which are consummated at established arm’s length transfer prices as the intersegment pricing for these engines are based upon and consistent with selling prices to the Company's third party customers.

Information as to the operations of Brunswick's operating segments is set forth below:

Operating Segments

	Net Sales			Operating Earnings (Loss)			Total Assets
(in millions)	2013	2012	2011	2013	2012	2011	2013	2012
Marine Engine	$2,088.1	$1,988.5	$1,905.3	$284.2	$243.8	$217.5	$803.6	$728.0
Boat	1,032.0	1,002.6	1,007.6	(21.8)	(28.5)	(27.3)	330.3	333.7
Marine eliminations	(236.4)	(231.7)	(203.3)	—	—	—	—	—
Total Marine	2,883.7	2,759.4	2,709.6	262.4	215.3	190.2	1,133.9	1,061.7
Fitness	693.5	635.9	635.2	106.1	103.1	93.4	551.2	558.9
Bowling & Billiards	310.3	322.3	325.2	24.5	28.5	23.6	250.6	251.7
Pension - non-service costs	—	—	—	(18.7)	(24.1)	(30.4)	—	—
Corporate/Other	—	—	—	(70.1)	(58.7)	(63.1)	980.1	551.9
Total	$3,887.5	$3,717.6	$3,670.0	$304.2	$264.1	$213.7	$2,915.8	$2,424.2

	Depreciation			Amortization
(in millions)	2013	2012	2011	2013	2012	2011
Marine Engine	$40.0	$39.0	$41.5	$1.9	$3.0	$3.7
Boat	21.2	22.4	25.4	0.8	1.0	2.5
Fitness	5.9	5.9	5.9	—	0.1	0.1
Bowling & Billiards	16.2	17.2	18.4	—	—	—
Corporate/Other	1.5	1.4	1.9	—	—	—
Total	$84.8	$85.9	$93.1	$2.7	$4.1	$6.3

	Capital Expenditures			Research & Development Expense
(in millions)	2013	2012	2011	2013	2012	2011
Marine Engine	$77.0	$56.6	$44.3	$70.6	$61.5	$56.7
Boat	39.7	33.4	25.6	22.4	20.2	17.5
Fitness	8.1	7.5	6.9	21.7	19.2	17.6
Bowling & Billiards	21.9	17.4	9.9	4.8	4.4	4.1
Corporate/Other	1.4	0.3	0.4	—	—	—
Total	$148.1	$115.2	$87.1	$119.5	$105.3	$95.9

Geographic Segments

	Net Sales			Long-Lived Assets
(in millions)	2013	2012	2011	2013	2012
United States	$2,457.6	$2,320.4	$2,186.4	$526.4	$484.9
International	1,429.9	1,397.2	1,483.6	70.1	75.1
Corporate/Other	—	—	—	21.3	21.4
Total	$3,887.5	$3,717.6	$3,670.0	$617.8	$581.4

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

The following table summarizes Brunswick’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$119.7	$59.7	$—	$179.4
Short-term investments in marketable securities	0.8	11.9	—	12.7
Restricted cash	6.5	—	—	6.5
Derivatives	—	2.7	—	2.7
Total assets	$127.0	$74.3	$—	$201.3

Liabilities:
Derivatives	$—	$4.5	$—	$4.5
Other	8.9	47.8	—	56.7
Total liabilities	$8.9	$52.3	$—	$61.2

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The following table summarizes Brunswick’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$94.7	$12.7	$—	$107.4
Short-term investments in marketable securities	7.9	84.4	—	92.3
Long-term investments in marketable securities	52.1	—	—	52.1
Restricted Cash	13.0	—	—	13.0
Derivatives	—	1.6	—	1.6
Equity investments	0.8	—	—	0.8
Total assets	$168.5	$98.7	$—	$267.2

Liabilities:
Derivatives	$—	$10.7	$—	$10.7
Other	8.7	36.0	—	44.7
Total liabilities	$8.7	$46.7	$—	$55.4

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

As discussed in Note 3 – Restructuring Activities, the Company has initiated various restructuring activities requiring the Company to perform fair value measurements, on a non-recurring basis, of certain asset groups to test for potential impairments.  Certain of these fair value measurements indicated that the asset groups were impaired and, therefore, the assets were written down to fair value.  Once an asset has been impaired, it is not remeasured at fair value on a recurring basis; however, it is still subject to fair value measurements to test for recoverability of the carrying amount.  Other than the assets measured at fair value on a recurring basis, as shown in the table above, the definite-lived asset balances shown in the Consolidated Balance Sheets as of December 31, 2013 that were measured at fair value on a non-recurring basis were $9.6 million, of which $3.2 million, $2.2 million and $4.2 million were measured as of December 31, 2013, December 31, 2012 and September 29, 2012, respectively.  Those balances were primarily determined with the market approach using Level 2 inputs, including third-party appraisals of comparable property.

Note 7 – Financing Receivables

The Company has recorded financing receivables, which are defined as a contractual right to receive money, recognized as assets on its Consolidated Balance Sheets as of December 31, 2013 and 2012.  Substantially all of the Company’s financing receivables are for commercial customers.  The Company classifies its financing receivables into three categories: receivables repurchased under recourse provisions (Recourse Receivables); receivables sold to third-party finance companies (Third-Party Receivables) and customer notes and other (Other Receivables).  Recourse Receivables are the result of the contingent recourse arrangements discussed in Note 12 – Commitments and Contingencies.  Third-Party Receivables are accounts that have been sold to third-party finance companies, but do not meet the definition of a true sale, and are therefore recorded as an asset with an offsetting balance recorded as a secured obligation in Accrued expenses and Other long-term liabilities as discussed in Note 1 – Significant Accounting Policies.  Other Receivables are mostly comprised of notes from customers, which are originated by the Company in the normal course of business.  Financing receivables are carried at their face amounts less an allowance for doubtful accounts.

The Company sells a broad range of recreational products to a worldwide customer base and extends credit to its customers based upon an ongoing credit evaluation program.  The Company’s business units maintain credit organizations to manage financial exposure and perform credit risk assessments on an individual account basis.  Accounts are not aggregated into categories for credit risk determinations.  Due to the composition of the account portfolio, the Company does not believe that the credit risk posed by the Company’s financing receivables is significant to its operations or financial position.  There were no significant troubled debt restructurings during 2013.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The following are the Company’s financing receivables, excluding trade accounts receivable contractually due within one year, by segment as of December 31, 2013:

(in millions)	Marine Engine	Boat	Fitness	Bowling & Billiards	Corporate	Total
Recourse Receivables:
Short-term	$—	$—	$0.7	$5.2	$—	$5.9
Long-term	—	—	0.2	2.7	—	2.9
Allowance for credit loss	—	—	(0.4)	(4.4)	—	(4.8)
Total	—	—	0.5	3.5	—	4.0

Third-Party Receivables:
Short-term	12.0	3.1	21.1	—	—	36.2
Long-term	—	—	18.9	—	—	18.9
Allowance for credit loss	—	—	—	—	—	—
Total	12.0	3.1	40.0	—	—	55.1

Other Receivables:
Short-term	10.2	0.3	0.6	—	0.2	11.3
Long-term	0.9	0.2	0.1	—	—	1.2
Allowance for credit loss	—	(0.3)	—	—	—	(0.3)
Total	11.1	0.2	0.7	—	0.2	12.2

Total Financing Receivables	$23.1	$3.3	$41.2	$3.5	$0.2	$71.3

The following are the Company’s financing receivables, excluding trade accounts receivable contractually due within one year, by segment as of December 31, 2012:

(in millions)	Marine Engine	Boat	Fitness	Bowling & Billiards	Total
Recourse Receivables:
Short-term	$—	$—	$1.2	$7.0	$8.2
Long-term	—	—	0.6	5.3	5.9
Allowance for credit loss	—	—	(0.9)	(5.4)	(6.3)
Total	—	—	0.9	6.9	7.8

Third-Party Receivables:
Short-term	4.3	3.2	29.3	—	36.8
Long-term	—	—	24.1	—	24.1
Allowance for credit loss	—	—	—	—	—
Total	4.3	3.2	53.4	—	60.9

Other Receivables:
Short-term	9.2	3.1	1.3	—	14.5
Long-term	3.7	0.6	0.4	—	4.7
Allowance for credit loss	—	(2.8)	(0.2)	—	(3.0)
Total	12.9	0.9	1.5	—	16.2

Total Financing Receivables	$17.2	$4.1	$55.8	$6.9	$84.9

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The following table sets forth activity related to the allowance for credit loss on financing receivables during the year ended December 31, 2013:

(in millions)	Boat	Fitness	Bowling & Billiards	Total
Recourse Receivables:
Beginning balance	$—	$0.9	$5.4	$6.3
Current period provision	—	0.3	—	0.3
Direct write-downs	—	(0.4)	(0.8)	(1.2)
Recoveries	—	(0.4)	(0.2)	(0.6)
Ending balance	$—	$0.4	$4.4	$4.8

Other Receivables:
Beginning balance	$2.8	$0.2	$—	$3.0
Current period provision	(0.2)	—	—	(0.2)
Direct write-downs	(2.3)	(0.2)	—	(2.5)
Recoveries	—	—	—	—
Ending balance	$0.3	$—	$—	$0.3

The following table sets forth activity related to the allowance for credit loss on financing receivables during the year ended December 31, 2012:

(in millions)	Boat	Fitness	Bowling & Billiards	Total
Recourse Receivables:
Beginning balance	$—	$1.8	$6.6	$8.4
Current period provision	—	1.4	1.0	2.4
Direct write-downs	—	(0.1)	(2.2)	(2.3)
Recoveries	—	(2.2)	—	(2.2)
Ending balance	$—	$0.9	$5.4	$6.3

Other Receivables:
Beginning balance	$2.6	$0.4	$—	$3.0
Current period provision	0.2	—	—	0.2
Direct write-downs	—	—	—	—
Recoveries	—	(0.2)	—	(0.2)
Ending balance	$2.8	$0.2	$—	$3.0

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

The following is a summary of the Company’s available-for-sale securities as of December 31, 2013:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)
Corporate Bonds	$11.9	$—	$—	$11.9
U.S. Treasury Bills	0.8	—	—	0.8
Total available-for-sale securities	$12.7	$—	$—	$12.7

The following is a summary of the Company’s available-for-sale securities as of December 31, 2012:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)
Agency Bonds	$59.2	$—	$—	$59.2
Corporate Bonds	66.4	—	—	66.4
Commercial Paper	16.0	—	—	16.0
Certificate of Deposit	2.0	—	—	2.0
U.S. Treasury Bills	0.8	—	—	0.8
Total available-for-sale securities	$144.4	$—	$—	$144.4

The net carrying value and estimated fair value of debt securities at December 31, 2013, by contractual maturity, are shown below:

(in millions)	Amortized cost	Fair value (net carrying amount)
Available-for-sale debt securities:
Due in one year or less	$12.7	$12.7
Total available-for-sale debt securities	$12.7	$12.7

The net carrying value and estimated fair value of debt securities at December 31, 2012, by contractual maturity, are shown below:

(in millions)	Amortized cost	Fair value (net carrying amount)
Available-for-sale debt securities:
Due in one year or less	$92.3	$92.3
Due after one year through two years	52.1	52.1
Total available-for-sale debt securities	$144.4	$144.4

The Company had $35.7 million in sales and $116.9 million in redemptions of available-for-sale securities during 2013. During the second quarter of 2013, proceeds from the redemptions and sales of available-for-sale securities were used to partially fund the repurchase of the remaining outstanding Senior notes due in 2016. Refer to Note 15 – Debt for more information. The Company had $48.9 million in sales and $178.8 million in redemptions of available-for-sale securities during 2012. The net

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

adjustment to Unrealized investment losses on available-for-sale securities included in Accumulated other comprehensive loss on the Consolidated Balance Sheets was $0.0 million and $0.1 million for the years ended December 31, 2013 and 2012, respectively.

At each reporting date, management reviews the debt securities to determine if any loss in the value of a security below its amortized cost should be considered “other-than-temporary.”  For the evaluation, management determines whether it intends to sell, or if it is more likely than not that it will be required to sell, the securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and the strategy for managing the Company’s securities portfolio. For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is likely the amortized cost value will be recovered. The Company also considers the nature of the securities, the credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, market conditions and whether the Company intends to sell or whether it is more likely than not the Company will be required to sell the debt securities.   As of December 31, 2013, there were no unrealized losses related to debt securities that required management evaluation.

Equity Investments

The Company has certain unconsolidated international and domestic affiliates that are accounted for using the equity method. Refer to Note 9 – Financial Services for more details on the Company’s Brunswick Acceptance Company, LLC joint venture. In 2013, the Company contributed $0.8 million to fund a part ownership of Mercury Finance, a joint venture between Brunswick's Mercury Marine division and KHS, an Australian-based finance company. The Company did not make any contributions to its other joint ventures in 2012 or 2011.

Brunswick received dividends from its unconsolidated affiliates of $0.6 million, $0.3 million, and $0.4 million, for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company's sales to and purchases from its equity investments, along with the corresponding receivables and payables, were not material to the Company's overall results of operations for the years ended December 31, 2013, 2012, and 2011, or its financial position as of December 31, 2013 and 2012.

In December 2011, the Company announced plans to dissolve the Cummins MerCruiser Diesel Marine LLC joint venture between Brunswick's Mercury Marine division and Cummins Marine, a division of Cummins Inc. This announcement resulted in a $3.8 million charge to Equity loss in the Consolidated Statements of Operations during the year ended December 31, 2011. During the second quarter of 2012, the joint venture ceased operations and began the liquidation process as the joint venture's business activities were transitioned to the parent companies. The liquidation process was completed in 2013.

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

In March 2013, the term of the BAC joint venture was extended through December 31, 2016.  The joint venture agreement contains provisions allowing for the renewal of the agreement or the purchase of the other party’s interest in the joint venture at the end of its term.  Alternatively, either partner may terminate the agreement at the end of its term.  The joint venture agreement contains a financial covenant that is conformed to the minimum fixed-charge coverage ratio test contained in the Facility as described in Note 15 – Debt.  Compliance with the fixed-charge coverage ratio test under the joint venture agreement is only required when the Company’s Availability under the Facility, as described in Note 15 – Debt, is below $37.5 million.  As of December 31, 2013, the Company was in compliance with the fixed-charge coverage ratio covenant under both the joint venture agreement and the Facility.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

have an income sharing arrangement related to income generated from the receivables sold by BAC to the securitization facility.  The Company records this income in Other income (expense), net, in the Consolidated Statements of Operations.

The Company considers BFS’s investment in BAC as an investment in a variable interest entity of which the Company is not the primary beneficiary.  To be considered the primary beneficiary, the Company must have the power to direct the activities of BAC that most significantly impact BAC’s economic performance and the Company must have the obligation to absorb losses or the right to receive benefits from BAC that could be potentially significant to BAC.  Based on a qualitative analysis performed by the Company, BFS did not meet the definition of a primary beneficiary.  As a result, BFS’s investment in BAC is accounted for by the Company under the equity method and is recorded as a component of Equity investments in its Consolidated Balance Sheets.  The Company records BFS’s share of income or loss in BAC based on its ownership percentage in the joint venture in Equity loss in its Consolidated Statements of Operations.  BFS’s equity investment is adjusted monthly to maintain a 49 percent interest in accordance with the capital provisions of the joint venture agreement.  The Company funds its investment in BAC through cash contributions and reinvested earnings.  BFS’s total investment in BAC at December 31, 2013 and December 31, 2012 was $11.2 million and $10.5 million, respectively.

The Company’s maximum loss exposure relating to BAC is detailed as follows:

(in millions)	December 31, 2013	December 31, 2012
Investment	$11.2	$10.5
Repurchase and recourse obligations (A)	51.8	72.3
Liabilities (B)	(1.4)	(1.6)
Total maximum loss exposure	$61.6	$81.2

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

BFS recorded income related to the operations of BAC of $3.7 million, $3.6 million and $4.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. This income includes amounts earned by BFS under the aforementioned income sharing agreement.

Note 10 – Goodwill and Other Intangibles

A summary of changes in the Company's goodwill during the period ended December 31, 2013, by segment follows:

(in millions)	December 31, 2012	Acquisitions	Impairments	Adjustments	December 31, 2013
Marine Engine	$21.1	$—	$—	$(0.3)	$20.8
Fitness	270.6	—	—	0.3	270.9
Total	$291.7	$—	$—	$—	$291.7

A summary of changes in the Company's goodwill during the period ended December 31, 2012, by segment follows:

(in millions)	December 31, 2011	Acquisitions	Impairments	Adjustments	December 31, 2012
Marine Engine	$20.4	$—	$—	$0.7	$21.1
Fitness	269.9	—	—	0.7	270.6
Total	$290.3	$—	$—	$1.4	$291.7

Adjustments in 2013 and 2012 relate to the effect of foreign currency translation on goodwill denominated in currencies other than the U.S. dollar.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

A summary of changes in the Company's trade names, included within Other intangibles, net on the Consolidated Balance Sheets during the period ended December 31, 2013, by segment follows:

(in millions)	December 31, 2012	Acquisitions	Impairments	Adjustments	December 31, 2013
Marine Engine	$18.1	$—	$—	$—	$18.1
Boat	9.6	—	—	—	9.6
Fitness	0.5	—	—	—	0.5
Total	$28.2	$—	$—	$—	$28.2

A summary of changes in the Company's trade names during the period ended December 31, 2012, by segment follows:

(in millions)	December 31, 2011	Acquisitions	Impairments	Adjustments	December 31, 2012
Marine Engine	$18.0	$—	$—	$0.1	$18.1
Boat	11.1	—	(1.5)	—	9.6
Fitness	0.5	—	—	—	0.5
Total	$29.6	$—	$(1.5)	$0.1	$28.2

Adjustments in 2012 primarily relate to the effect of foreign currency translation on trade names denominated in currencies other than the U.S. dollar. See Note 1 – Significant Accounting Policies for a discussion of the impairments in 2012.

Other intangibles consist of the following:

	December 31, 2013		December 31, 2012
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships	$227.8	$(221.6)	$227.8	$(219.0)
Other	14.0	(13.0)	14.0	(12.9)
Total	$241.8	$(234.6)	$241.8	$(231.9)

Other amortized intangible assets include patents, non-compete agreements and other intangible assets. Gross amounts and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation. Aggregate amortization expense for intangibles was $2.7 million, $4.1 million and $6.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Estimated amortization expense for intangible assets is approximately $2 million for the year ending December 31, 2014, approximately $2 million in 2015, approximately $1 million in 2016, approximately $1 million in 2017, and approximately $1 million in 2018.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 11 – Income Taxes

The sources of Earnings before income taxes were as follows:

(in millions)	2013	2012	2011
United States	$174.7	$134.0	$45.7
Foreign	54.9	47.0	65.0
Earnings before income taxes	$229.6	$181.0	$110.7

The Income tax provision (benefit) consisted of the following:

(in millions)	2013	2012	2011
Current tax expense:
U.S. Federal	$33.4	$4.1	$—
State and local	7.3	2.2	1.6
Foreign	18.1	19.0	19.2
Total current	58.8	25.3	20.8

Deferred tax expense (benefit):
U.S. Federal	(514.4)	11.7	6.0
State and local	(86.7)	(0.9)	0.8
Foreign	(3.3)	(2.5)	(7.5)
Total deferred	(604.4)	8.3	(0.7)

Income tax provision (benefit)	$(545.6)	$33.6	$20.1

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Temporary differences and carryforwards giving rise to deferred tax assets and liabilities at December 31, 2013 and 2012, were as follows:

(in millions)	2013	2012
Current deferred tax assets:
Product warranties	$44.0	$48.1
Sales incentives and discounts	26.7	26.8
Other	83.6	81.5
Gross current deferred tax assets	154.3	156.4
Valuation allowance	(11.6)	(130.1)
Total net current deferred tax assets	142.7	26.3

Current deferred tax liabilities:
Other	(5.1)	(7.5)
Total current deferred tax liabilities	(5.1)	(7.5)
Total net current deferred tax assets	$137.6	$18.8

Non-current deferred tax assets:
Pension	$107.8	$183.3
Loss carryforwards	93.1	107.3
Tax credit carryforwards	163.2	156.2
Depreciation and amortization	53.8	13.8
Deferred compensation	27.6	23.4
Postretirement and postemployment benefits	24.3	28.8
Equity compensation	19.4	25.7
Other	31.7	31.4
Gross non-current deferred tax assets	520.9	569.9
Valuation allowance	(76.6)	(587.4)
Total net non-current deferred tax assets	444.3	(17.5)

Non-current deferred tax liabilities:
Unremitted foreign earnings and withholding	(24.6)	(29.9)
State and local income taxes	(40.0)	(35.0)
Other	(2.7)	(10.3)
Total non-current deferred tax liabilities	(67.3)	(75.2)

Total net non-current deferred tax assets (liabilities)	$377.0	$(92.7)

Since the third quarter of 2008, the Company has maintained a full valuation allowance against certain deferred tax assets for federal and the majority of its state and foreign jurisdictions, having determined it was more likely than not that the deferred tax assets would not be realized. The determination of recording and releasing valuation allowances against deferred tax assets is made, in part, pursuant to the Company's assessment as to whether it is more likely than not that the Company will generate sufficient future taxable income against which benefits of the deferred tax assets may or may not be realized. Significant judgment is required in making estimates regarding the Company’s ability to generate income in future periods. The Company continued to maintain its valuation allowances through the third quarter of 2013 as there was insufficient positive evidence to overcome the substantial negative evidence of cumulative losses in recent years.

In the fourth quarter of 2013, the Company reached the conclusion that it was appropriate to release valuation allowance reserves against a significant portion of its federal deferred tax assets and against certain state deferred tax assets due to the sustained positive operating performance of its U.S. operations and the availability of expected future taxable income. Additionally, the Company achieved a cumulative three year income position domestically, reached four consecutive quarters of positive pre-tax operating earnings, and completed its near- and mid-term business plans, all of which were significant positive factors that overcame

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

substantive prior negative evidence. The Company also considered forecasts of future operating results and utilization of net operating losses and tax credits prior to their expiration. Reversal of deferred tax asset valuation allowances also were recorded in the fourth quarter of 2013 for business units located in Norway and Sweden. As a result, the Company recorded a $599.5 million reversal of its deferred tax asset valuation allowance reserves in the fourth quarter of 2013 after determining it was more likely than not that certain deferred tax assets would be realized.

At December 31, 2013, the Company had a total valuation allowance against its deferred tax assets of $88.2 million, of which $11.6 million was classified as current and $76.6 million as non-current. This valuation allowance is primarily due to uncertainty concerning the realization of certain deferred tax assets related to various state attributes. The remaining realizable value of deferred tax assets at December 31, 2013 was determined by evaluating the potential to recover the value of these assets through the utilization of tax loss and credit carrybacks, the reversal of existing taxable temporary differences, certain tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards. At December 31, 2013, the Company retained valuation allowance reserves of $76.9 million against deferred tax assets in the U.S. primarily related to capital loss carryforwards, non-amortizable intangibles, and various state operating loss carryforwards and state tax credits that are subject to restrictive rules for future utilization, and valuation allowances of about $11.3 million for deferred tax assets related to foreign jurisdictions, primarily for Brazil, Portugal and Spain.

At December 31, 2013, the tax benefit of loss carryovers totaling $95.9 million were available to reduce future tax liabilities. This deferred tax asset was comprised of $72.7 million for the tax benefit of state net operating loss (NOL) carryforwards, $13.7 million for the tax benefit of foreign NOL carryforwards and $9.5 million for the tax benefit of unused capital losses. NOL carryforwards of $76.2 million expire at various intervals between the years 2014 and 2033, while $10.2 million have an unlimited life.

At December 31, 2013, tax credit carryforwards totaling $163.2 million were available to reduce future tax liabilities. This deferred tax asset was comprised of $53.7 million related to foreign tax credits, $77.0 million related to general business credits and other miscellaneous federal credits, and $32.5 million of various state tax credits related to research and development, capital investment and job incentives. The above credits expire at various intervals between the years 2014 and 2033.

The Company has historically provided deferred taxes for the presumed ultimate repatriation to the U.S. of earnings from all non-U.S. subsidiaries and unconsolidated affiliates. The indefinite reversal criterion has been applied to certain entities and allows the Company to overcome that presumption to the extent the earnings are indefinitely reinvested outside the United States.

The Company had undistributed earnings of foreign subsidiaries of $26.1 million and $21.5 million at December 31, 2013 and 2012, respectively, for which deferred taxes have not been provided as such earnings are presumed to be indefinitely reinvested in the foreign subsidiaries. If such earnings were repatriated, additional tax provisions may result. The Company continues to provide deferred taxes, as required, on the undistributed net earnings of foreign subsidiaries and unconsolidated affiliates that are not deemed to be indefinitely reinvested in operations outside the United States.

As of December 31, 2013, 2012 and 2011 the Company had $6.3 million, $27.8 million and $26.9 million of gross unrecognized tax benefits, including interest, respectively. Of these amounts, $5.9 million, $26.8 million, and $25.3 million, respectively, represent the portion that, if recognized, would impact the Company's tax provision and the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2013, 2012 and 2011 the Company had $0.3 million, $3.1 million and $2.5 million accrued for the payments of interest, respectively, and no amounts accrued for penalties.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties for the 2013 and 2012 annual reporting periods:

(in millions)	2013	2012
Balance at January 1	$24.7	$24.4
Gross increases - tax positions prior periods	3.8	3.7
Gross decreases - tax positions prior periods	(4.3)	(1.4)
Gross increases - current period tax positions	1.1	1.5
Decreases - settlements with taxing authorities	(8.0)	(2.2)
Reductions - lapse of statute of limitations	(11.4)	(1.1)
Other	0.1	(0.2)
Balance at December 31	$6.0	$24.7

The Company believes it is reasonably possible that the total amount of gross unrecognized tax benefits as of December 31, 2013 could decrease by approximately $2.2 million in 2014 due to settlements with taxing authorities or lapses in the statue of limitations. Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in 2014, but the amount cannot be estimated.

The Company is regularly audited by federal, state and foreign tax authorities. The Company's taxable years 2010 through 2012 are currently open for examination by the Internal Revenue Service (IRS). The federal statute of limitations has expired for the taxable years 2006 through 2009. Primarily as a result of filing amended returns, which were generated by the closing of federal income tax audits, the Company is still open to state and local tax audits in major tax jurisdictions dating back to the 2004 taxable year. Following the completion in 2013 of the 2002 through 2007 Germany tax audit, the Company is no longer subject to income tax examinations by any major foreign tax jurisdiction for years prior to 2008.

The difference between the actual income tax provision (benefit) and the tax provision computed by applying the statutory Federal income tax rate to Earnings before income taxes is attributable to the following:

(in millions)	2013	2012	2011
Income tax provision at 35 percent	$80.4	$63.4	$38.7
State and local income taxes, net of Federal income tax effect	3.5	0.1	(0.1)
Deferred tax asset valuation allowance	(601.5)	(31.2)	(6.1)
Income attributable to domestic production activities	(4.6)	(2.8)	—
Asset dispositions and write-offs	—	—	(13.1)
Change in estimates related to prior years and prior years amended tax return filings	3.5	(1.4)	(0.4)
Federal and state tax credits	(14.7)	(0.3)	(5.9)
Taxes related to foreign income, net of credits	1.9	4.9	2.0
Taxes related to unremitted earnings	(5.3)	(3.4)	6.8
Tax reserve reassessment	(12.8)	3.8	(5.8)
Other	4.0	0.5	4.0
Actual income tax provision (benefit)	$(545.6)	$33.6	$20.1

Effective tax rate	NM	18.6%	18.2%

NM = Not meaningful

Income tax provision (benefit) allocated to continuing operations and discontinued operations for the years ended December 31 was as follows:

(in millions)	2013	2012	2011
Continuing operations	$(545.6)	$33.6	$20.1
Discontinued operations	(2.4)	0.7	(2.7)
Total tax provision (benefit)	$(548.0)	$34.3	$17.4

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 12 – Commitments and Contingencies

Financial Commitments

The Company has entered into guarantees of indebtedness of third parties, primarily in connection with customer financing programs.  Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount that is less than total obligations outstanding.  The Company has also extended guarantees to third parties that have purchased customer receivables from Brunswick and, in certain instances, has guaranteed secured term financing of its customers.  Potential payments in connection with these customer financing arrangements generally extend over several years.  The potential cash obligations associated with these customer financing arrangements as of December 31, 2013 and December 31, 2012 were:

	Single Year Obligation		Maximum Obligation
(in millions)	2013	2012	2013	2012
Marine Engine	$8.8	$5.7	$8.8	$5.7
Boat	3.1	2.8	3.1	2.8
Fitness	24.4	25.6	28.9	30.9
Bowling & Billiards	0.5	1.0	0.9	1.6
Total	$36.8	$35.1	$41.7	$41.0

In most instances, upon repurchase of the debt obligation, the Company receives rights to the collateral securing the financing.  The Company’s risk under these arrangements is partially mitigated by the value of the collateral that secures the financing.  The Company had $1.6 million and $2.1 million accrued for potential losses related to recourse exposure at December 31, 2013 and December 31, 2012, respectively.

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the customer, to repurchase from the third-party lender those Brunswick products repossessed from the customer.  These arrangements are typically subject to a maximum repurchase amount.  The reductions in single and maximum year obligations between 2012 and 2013 in the table below reflect changes to maximum repurchase terms in the Boat segment, which were agreed to in the first quarter of 2013. The potential cash payments the Company could be required to make to repurchase collateral as of December 31, 2013 and December 31, 2012 were:

	Single Year Obligation		Maximum Obligation
(in millions)	2013	2012	2013	2012
Marine Engine	$2.2	$1.7	$2.2	$1.7
Boat	62.5	83.2	62.5	103.2
Bowling & Billiards	0.3	0.4	0.3	0.4
Total	$65.0	$85.3	$65.0	$105.3

The Company’s risk under these repurchase arrangements is partially mitigated by the value of the products repurchased as part of the transaction.  The Company had $1.7 million and $2.0 million accrued for potential losses related to repurchase exposure at December 31, 2013 and December 31, 2012, respectively.  The Company’s repurchase accrual represents the expected losses that could result from obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of those products to alternative dealers.

The Company has recorded its estimated net liability associated with losses from these guarantee and repurchase obligations on its Consolidated Balance Sheets based on historical experience and current facts and circumstances.  Historical cash requirements and losses associated with these obligations have not been significant, but could increase if dealer defaults exceed current expectations.

The Company has accounts receivable sale arrangements with third parties which are included in the guarantee arrangements discussed above.  The Company treats the sale of receivables in which the Company retains an interest as a secured obligation as the transfers of the receivables under these arrangements do not meet the requirements of a “true sale.”  Accordingly, the current portion of these arrangements of $36.2 million and $36.8 million was recorded in Accounts and notes receivable and Accrued expenses as of December 31, 2013 and December 31, 2012, respectively.  Further, the long-term portion of these arrangements

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

of $18.9 million and $24.1 million as of December 31, 2013 and December 31, 2012, respectively, was recorded in Other long-term assets and Other long-term liabilities.

Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling $18.8 million and $15.8 million, respectively, as of December 31, 2013.  A large portion of these standby letters of credit and surety bonds are related to the Company’s self-insured workers’ compensation program as required by its insurance companies and various state agencies.  The Company has recorded reserves to cover the anticipated liabilities associated with these programs.  Under certain circumstances, such as an event of default under the Company’s revolving credit facility, or, in the case of surety bonds, a ratings downgrade below investment grade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds.  The Company is not required to post letters of credit as collateral against surety bonds as of December 31, 2013.

During the third quarter of 2011, the Company entered into a collateral trust arrangement with an insurance carrier and a trustee bank.  The trust is owned by the Company, but the assets are pledged as collateral against workers’ compensation related obligations in lieu of other forms of collateral including letters of credit.  In connection with this arrangement, the Company transferred $20.0 million of cash into the trust, and canceled an equal amount of letters of credit which had been previously provided as collateral against these obligations.  During 2012, the insurance carrier reduced the required collateral amount to $13.0 million and further reduced this requirement to $6.5 million during 2013. These reductions resulted in a $6.5 million and $7.0 million transfer of cash from Restricted cash to Cash and cash equivalents in the Company's Consolidated Balance Sheets during 2013 and 2012, respectively. The cash assets included in the trust are classified as Restricted cash on the Company’s Consolidated Balance Sheets.

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

The following activity related to product warranty liabilities was recorded in Accrued expenses during the year ended December 31, 2013 and December 31, 2012:

(in millions)	2013	2012
Balance at beginning of period	$127.7	$129.9
Payments made	(64.0)	(70.5)
Provisions/additions for contracts issued/sold	60.8	62.3
Aggregate changes for preexisting warranties	(3.7)	(1.4)
Warranty liability assumed from joint venture	—	7.4
Balance at end of period	$120.8	$127.7

In the third quarter of 2013, the Company retained a $3.0 million warranty liability for Hatteras and Cabo boats sold or completed prior to selling these businesses as discussed in Note 2 – Discontinued Operations. During the fourth quarter of 2013, the Company settled this obligation with the buyer of the Hatteras and Cabo businesses. In the second quarter of 2012, the Company assumed its share of the warranty liability from Cummins MerCruiser Diesel Marine LLC, the joint venture between Brunswick’s Mercury Marine division and Cummins Marine, a division of Cummins Inc., in connection with the dissolution of the joint venture as discussed in Note 8 – Investments.

Additionally, end users of the Company's Marine Engine, Boat and Fitness segments' products may purchase a contract from the Company that extends product warranty beyond the standard period.  For certain extended warranty contracts in which the Company retains the warranty or administration obligation, a deferred liability is recorded based on the aggregate sales price for contracts sold.  The deferred liability is reduced and revenue is recognized over the contract period during which costs are expected to be incurred.  Deferred revenue associated with contracts sold by the Company that extend product protection beyond the standard product warranty period, not included in the table above, was $57.6 million and $49.4 million at December 31, 2013 and December 31, 2012, respectively, and is recorded in Accrued expenses and Other long-term liabilities.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

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

The environmental remediation and clean-up projects in which the Company is involved have an aggregate estimated range of exposure of approximately $40.0 million to $67.0 million as of December 31, 2013. At December 31, 2013 and 2012, the Company had reserves for environmental liabilities of $42.3 million and $43.6 million, respectively, reflected in Accrued expenses and Other long-term liabilities in the Consolidated Balance Sheets. The Company recorded environmental provisions of $0.5 million, $0.7 million and $1.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company accrues for environmental remediation-related activities for which commitments or clean-up plans have been developed and for which costs can be reasonably estimated. All accrued amounts are generally determined in consultation with third-party experts on an undiscounted basis and do not consider recoveries from third parties until such recoveries are realized. In light of existing reserves, the Company's environmental claims, when finally resolved, are not expected, in the opinion of management, to have a material adverse effect on the Company's consolidated financial position or results of operations.

Note 13 – Financial Instruments

The Company operates globally with manufacturing and sales facilities in various locations around the world.  Due to the Company’s global operations, the Company engages in activities involving both financial and market risks.  The Company utilizes normal operating and financing activities, along with derivative financial instruments, to minimize these risks.

Derivative Financial Instruments. The Company uses derivative financial instruments to manage its risks associated with movements in foreign currency exchange rates, interest rates and commodity prices.  Derivative instruments are not used for trading or speculative purposes.  For certain derivative contracts, on the date a derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction (cash flow hedge).  The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction.  This process includes linking derivatives that are designated as hedges to specific forecasted transactions.  The Company also assesses, both at the hedge’s inception and monthly thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in the anticipated cash flows of the hedged item.  If the hedging relationship ceases to be highly effective, or it becomes probable that a forecasted transaction is no longer expected to occur, gains and losses on the derivative are recorded in Cost of sales or Interest expense as appropriate.  There were no material adjustments as a result of ineffectiveness to the results of operations for the years ended December 31, 2013, 2012 and 2011. The fair market value of derivative financial instruments is determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded.  The effects of derivative and financial instruments are not expected to be material to the Company’s financial position or results of operations when considered together with the underlying exposure being hedged. Use of derivative financial instruments exposes the Company to credit risk with its counterparties when the fair value of a derivative contract is an asset. The Company mitigates this risk by entering into derivative contracts with highly rated counterparties. The maximum amount of loss due to counterparty credit risk is limited to the asset value of derivative financial instruments.

Cash Flow Hedges. The Company enters into certain derivative instruments that are designated and qualify as cash flow hedges.  The Company executes both forward and option contracts, based on forecasted transactions, to manage foreign exchange exposure mainly related to inventory purchase and sales transactions.  The Company also enters into commodity swap agreements,

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

based on anticipated purchases of aluminum, copper and natural gas, to manage risk related to price changes.  From time-to-time, the Company enters into forward starting interest rate swaps to hedge the interest rate risk associated with the anticipated issuance of debt.

A cash flow hedge requires that as changes in the fair value of derivatives occur, the portion of the change deemed to be effective is recorded temporarily in Accumulated other comprehensive loss, an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  As of December 31, 2013, the term of derivative instruments hedging forecasted transactions ranged from one to 23 months.

The following activity related to cash flow hedges was recorded in Accumulated other comprehensive loss as of December 31:

	Accumulated Unrealized Derivative
	Gains (Losses)
	2013		2012
(in millions)	Pretax	After-tax	Pretax	After-tax
Beginning balance	$(7.3)	$(10.7)	$(0.9)	$(4.3)
Net change associated with current period hedging activity	(4.5)	(5.3)	(10.0)	(10.0)
Net amount recognized into earnings (loss)	4.3	4.7	3.6	3.6
Ending balance	$(7.5)	$(11.3)	$(7.3)	$(10.7)

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

Forward exchange contracts outstanding at December 31, 2013 and December 31, 2012 had notional contract values of $159.1 million and $116.0 million, respectively.  Option contracts outstanding at December 31, 2013 and December 31, 2012, had notional contract values of $71.9 million and $69.7 million, respectively.  The forward and options contracts outstanding at December 31, 2013, mature during 2014 and mainly relate to the Euro, Japanese yen, Canadian dollar, Australian dollar, Brazilian real, Mexican peso, British pound, Swedish krona, Norwegian krone and New Zealand dollar.  As of December 31, 2013, the Company estimates that during the next 12 months, it will reclassify approximately $0.7 million of net losses (based on current rates) from Accumulated other comprehensive loss to Cost of sales.

Interest Rate. The Company enters into forward starting interest rate swaps to hedge the interest rate risk associated with anticipated debt issuances. There were no forward starting interest rate swaps outstanding at December 31, 2013. Forward starting interest rate swaps outstanding at December 31, 2012 had notional contract values of $100.0 million. In connection with the May 2013 issuance of $150.0 million of 4.625 percent Senior notes due 2021, the Company terminated the $100.0 million notional value forward starting interest swaps, which resulted in a net deferred loss of $5.8 million, which was recorded as a component of Accumulated other comprehensive loss in the second quarter of 2013.

As of December 31, 2013 and December 31, 2012, the Company had $5.3 million and $3.7 million of net deferred losses, respectively, associated with all forward starting interest rate swaps, which were included in Accumulated other comprehensive loss.  These amounts include gains deferred on forward starting interest rate swaps terminated in July 2006, net of losses deferred on forward starting swaps terminated in August 2008 and the forward starting swaps terminated in May 2013 discussed above.  In the second quarter of 2013, the Company recognized $1.1 million of previously deferred gains associated with the swaps terminated in July 2006 due to the net reduction in debt resulting from debt refinancing activities completed in May 2013.  As of December 31, 2013, the Company estimates that during the next 12 months, it will reclassify approximately $0.1 million of net losses resulting from settled forward starting interest rate swaps from Accumulated other comprehensive loss to Interest expense.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Commodity Price. The Company uses commodity swaps to hedge anticipated purchases of aluminum, copper and natural gas.  Commodity swap contracts outstanding at December 31, 2013 and December 31, 2012 had notional contract values of $26.2 million and $26.0 million, respectively.  The contracts outstanding mature through 2015.  The amount of gain or loss associated with these instruments are deferred in Accumulated other comprehensive loss and are recognized in Cost of sales in the same period or periods during which the hedged transaction affects earnings.  As of December 31, 2013, the Company estimates that during the next 12 months it will reclassify approximately $1.4 million in net losses (based on current prices) from Accumulated other comprehensive loss to Cost of sales.

As of December 31, 2013, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets		Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid expenses and other	$2.6	Accrued expenses	$2.4
Commodity contracts	Prepaid expenses and other	—	Accrued expenses	1.2
Total		$2.6		$3.6

Other Hedging Activity
Foreign exchange contracts	Prepaid expenses and other	$0.1	Accrued expenses	$0.9
Total		$0.1		$0.9

As of December 31, 2012, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets		Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid expenses and other	$0.8	Accrued expenses	$3.7
Commodity contracts	Prepaid expenses and other	0.7	Accrued expenses	1.0
Interest rate contracts	Prepaid expenses and other	0.1	Accrued expenses	5.8
Total		$1.6		$10.5

Other Hedging Activity
Foreign exchange contracts	Prepaid expenses and other	$—	Accrued expenses	$0.2
Total		$—		$0.2

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The effect of derivative instruments on the Consolidated Statements of Operations for the year ended December 31, 2013 was:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)
Interest rate contracts	$(0.2)	Interest expense	$1.4
Foreign exchange contracts	(0.4)	Cost of sales	(3.0)
Commodity contracts	(3.9)	Cost of sales	(2.7)
Total	$(4.5)		$(4.3)

Other Hedging Activity	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
Foreign exchange contracts	Cost of sales	$(0.9)
Foreign exchange contracts	Other income (expense), net	(0.1)
Total		$(1.0)

The effect of derivative instruments on the Consolidated Statements of Operations for the year ended December 31, 2012 was:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)
Interest rate contracts	$(3.2)	Interest expense	$0.9
Foreign exchange contracts	(6.3)	Cost of sales	(0.1)
Commodity contracts	(0.5)	Cost of sales	(4.4)
Total	$(10.0)		$(3.6)

Other Hedging Activity	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
Foreign exchange contracts	Cost of sales	$0.7
Foreign exchange contracts	Other income (expense), net	(0.2)
Total		$0.5

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

Fair Value of Other Financial Instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, accounts and notes receivable and short-term debt, including current maturities of long-term debt, approximate their fair values because of the short maturity of these instruments.  At December 31, 2013 and 2012, the fair value of the Company’s long-term debt was approximately $461.6 million and $605.1 million, respectively, and was determined using

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Level 1 and Level 2 inputs described in Note 6 – Fair Value Measurements, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt.  The carrying value of long-term debt, including current maturities, was $459.8 million as of December 31, 2013.

Note 14 – Accrued Expenses

Accrued Expenses at December 31, 2013 and 2012 were as follows:

(in millions)	2013	2012
Compensation and benefit plans	$155.4	$149.2
Product warranties	120.8	127.7
Sales incentives and discounts	83.1	83.3
Deferred revenue and customer deposits	52.4	46.8
Repurchase, recourse and secured obligations	39.5	41.0
Insurance reserves	36.8	39.2
Real, personal and other non-income taxes	12.2	10.5
Interest	8.4	12.6
Environmental reserves	7.6	5.7
Derivatives	4.5	10.7
Other	40.4	49.5
Total accrued expenses	$561.1	$576.2

Note 15 – Debt

Short-term debt at December 31, 2013 and December 31, 2012 consisted of the following:

(in millions)	2013	2012
Current maturities of long-term debt	$6.4	$6.5
Other short-term debt	—	1.7
Total short-term debt	$6.4	$8.2

In March 2011, the Company entered into a five-year $300.0 million secured, asset-based borrowing facility (Facility).  Borrowings under this Facility are limited to the lesser of $300.0 million or the value of the borrowing base, consisting of certain accounts receivable and inventory of the Company’s domestic subsidiaries.  As of December 31, 2013, the borrowing base totaled $294.7 million, and available borrowing capacity totaled $277.9 million, net of $16.8 million of letters of credit outstanding under the Facility.  The Company has the ability to issue up to $125.0 million in letters of credit under the Facility.  The Company had no borrowings under the Facility as of December 31, 2013.  The Company pays a facility fee of 25.0 to 62.5 basis points per annum, which is adjusted based on a leverage ratio.  The facility fee was 25.0 basis points per annum as of December 31, 2013.  Under the terms of the Facility, the Company has multiple borrowing options, including borrowing at a rate tied to adjusted LIBOR plus a spread of 225 to 300 basis points, which is adjusted based on a leverage ratio.  The borrowing spread was 225 basis points as of December 31, 2013.  The Company may also borrow at the highest of the following, plus a spread of 125 to 200 basis points, which is adjusted based on a leverage ratio (125 basis points as of December 31, 2013): the Federal Funds rate plus 0.50 percent; the Prime Rate established by JPMorgan Chase Bank, N.A.; or the one month adjusted LIBOR rate plus 1.00 percent.

The Company’s borrowing capacity may also be affected by the fixed charge covenant included in the Facility.  The covenant requires that the Company maintain a fixed charge coverage ratio, as defined in the agreement, of greater than 1.0, whenever unused borrowing capacity plus certain cash balances (together representing Availability), falls below $37.5 million.  At the end of 2013, the Company had a fixed charge coverage ratio in excess of 1.0, and therefore had full access to borrowing capacity available under the Facility.  When the fixed charge covenant ratio is below 1.0, the Company is required to maintain at least $37.5 million of Availability in order to be in compliance with the covenant.  Consequently, the borrowing capacity is effectively reduced by $37.5 million whenever the fixed charge covenant ratio falls below 1.0. Upon entering into the Facility in March 2011, the Company terminated its existing Mercury Receivables ABL Facility and its $400.0 million secured, asset-based facility, which was set to expire in May 2012. As a result of terminating these agreements, the Company wrote off $1.1 million of deferred debt issuance costs during the first quarter of 2011.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Long-term debt at December 31, 2013 and December 31, 2012 consisted of the following:

(in millions)	2013	2012
Senior notes, 11.25% due 2016, net of discount of $4.1 in 2012	$—	$245.7
Notes, 7.125% due 2027, net of discount of $0.5 and $0.6	162.7	166.0
Senior notes, 4.625%, due 2021	150.0	—
Debentures, 7.375% due 2023, net of discount of $0.2 and $0.3	103.7	108.4
Loan with Fond du Lac County Economic Development Corporation, 2.0% due 2021, net of discount of $5.9 and $6.6	36.8	41.1
Notes, various up to 5.892% payable through 2022	6.6	8.9
Total long-term debt	459.8	570.1
Current maturities of long-term debt	(6.4)	(6.5)
Long-term debt, net of current maturities	$453.4	$563.6

Scheduled maturities, net of discounts:

2014	$6.4
2015	5.5
2016	5.5
2017	5.6
2018	5.7
Thereafter	431.1
Total long-term debt including current maturities	$459.8

As provided under the terms of its loan agreement with the Fond du Lac County Economic Development Corporation, which is secured by the Company's property located in Fond du Lac, Wisconsin, the Company deferred the first interest payment of $2.7 million due December 2012 and added the amount to the outstanding principal balance. Also under the term of this loan, up to a maximum of 43 percent of the principal due annually can be forgiven if the Company achieves certain employment targets as outlined in the agreement. The amount of loan forgiveness is based on average employment levels at the end of the previous four quarters. Total loan forgiveness for the year ended December 31, 2013 was $2.1 million or 43 percent of the principal due. Total loan forgiveness for the year ended December 31, 2012 was $1.7 million or 34 percent of the principal due.

In May 2013, the Company completed an offering of $150.0 million aggregate principal amount of 4.625 percent Senior Notes due 2021 under a private offering to qualified institutional buyers in accordance with Rule 144A, and to persons outside the U.S. pursuant to Regulation S, under the Securities Act of 1933, as amended. Interest on the notes is payable semi-annually on May 15 and November 15 of each year, starting on November 15, 2013. The Company has the option to redeem some or all of the notes prior to maturity. The proceeds from this offering and cash on hand, including the proceeds from the liquidation of the Company's marketable securities, were used to repurchase $249.8 million of the Company's outstanding 11.250 percent Senior Secured Notes due 2016. In connection with this repurchase, the Company recorded a Loss on early extinguishment of debt in the Consolidated Statements of Operations of $32.3 million during the second quarter 2013.

The Company’s debt-repurchase activity for the years ended December 31, 2013 and December 31, 2012 was as follows:

(in millions)	2013	2012
Senior notes, 11.25%, due 2016	$249.8	$44.0
Debentures, 7.375%, due 2023	4.8	6.0
Notes, 7.125%, due 2027	3.4	1.2
Senior notes, 11.25%, due 2013	—	73.0
Total debt repurchases	$258.0	$124.2
Loss on early extinguishment of debt	$32.8	$16.3

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 16 – Postretirement Benefits

Overview. The Company has defined contribution plans, qualified and nonqualified defined benefit pension plans, and other postretirement benefit plans covering substantially all of its employees. The Company's contributions to its defined contribution plans are largely discretionary and are based on various percentages of compensation, and in some instances are based on the amount of the employees' contributions to the plans. The expense related to the defined contribution plans was $35.6 million, $34.2 million and $30.9 million in 2013, 2012 and 2011, respectively. Company contributions to multiemployer plans were $0.4 million, $0.6 million and $0.5 million in 2013, 2012 and 2011, respectively. The multiemployer plans are not significant individually or in the aggregate.

The Company's domestic pension and retiree health care and life insurance benefit plans, which are discussed below, provide benefits based on years of service and, for some plans, average compensation prior to retirement. The Company uses a December 31 measurement date for these plans. The Company's foreign postretirement benefit plans are not significant individually or in the aggregate.

Plan Developments. During 2012 and 2011, the Company froze future benefit accruals for certain hourly pension plan participants. The Company recognized these actions as curtailments. Additionally, a benefit freeze in the retiree medical and life insurance benefit plan for certain hourly participants was recognized as negative plan amendment in 2012 due to the elimination of benefits earned. In connection with the negative plan amendment, the Company recognized a reduction of its benefit obligation for hourly retiree medical and life insurance benefit plans of $0.2 million in 2012.

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

Costs. Pension and other postretirement benefit costs included the following components for 2013, 2012 and 2011:

	Pension Benefits			Other Postretirement Benefits
(in millions)	2013	2012	2011	2013	2012	2011
Service cost	$0.1	$0.2	$1.1	$—	$—	$0.2
Interest cost	54.0	57.7	62.4	1.9	2.4	3.2
Expected return on plan assets	(57.0)	(55.2)	(53.3)	—	—	—
Amortization of prior service costs (credits)	—	—	0.4	(5.7)	(6.3)	(5.2)
Amortization of net actuarial losses	21.4	21.9	21.3	1.3	0.7	1.0
Curtailment loss	—	0.1	0.3	—	—	—
Net pension and other benefit costs	$18.5	$24.7	$32.2	$(2.5)	$(3.2)	$(0.8)

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Benefit Obligations and Funded Status. A reconciliation of the changes in the benefit obligations and fair value of assets over the two-year period ending December 31, 2013, and a statement of the funded status at December 31 for these years for the Company's pension and other postretirement benefit plans follow:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2013	2012	2013	2012
Reconciliation of benefit obligation:
Benefit obligation at previous December 31	$1,388.0	$1,319.3	$58.0	$69.9
Service cost	0.1	0.2	—	—
Interest cost	54.0	57.7	1.9	2.4
Participant contributions	—	—	1.1	1.3
Actuarial (gains) losses	(116.4)	84.5	(5.2)	(5.5)
Benefit payments	(76.4)	(73.7)	(8.1)	(9.9)
Plan amendments	—	—	—	(0.2)
Benefit obligation at December 31	1,249.3	1,388.0	47.7	58.0

Reconciliation of fair value of plan assets:
Fair value of plan assets at previous December 31	898.6	795.7	—	—
Actual return on plan assets	80.0	107.6	—	—
Employer contributions	53.8	69.0	7.0	8.6
Participant contributions	—	—	1.1	1.3
Benefit payments	(76.4)	(73.7)	(8.1)	(9.9)
Fair value of plan assets at December 31	956.0	898.6	—	—

Funded status at December 31	$(293.3)	$(489.4)	$(47.7)	$(58.0)

The amounts included in the Company's Consolidated Balance Sheets as of December 31, 2013 and 2012, were as follows:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2013	2012	2013	2012
Accrued expenses	$3.8	$4.0	$5.8	$7.1
Postretirement benefit liabilities	289.5	485.4	41.9	50.9
Net amount recognized	$293.3	$489.4	$47.7	$58.0

As of December 31, 2013 and 2012, the projected and accumulated benefit obligations for all of the Company's pension plans were in excess of plan assets. The projected and accumulated benefit obligations and fair value of plan assets for the Company's qualified and nonqualified pension plans at December 31 were as follows:

(in millions)	2013	2012
Projected benefit obligation	$1,249.3	$1,388.0
Accumulated benefit obligation	$1,249.3	$1,388.0
Fair value of plan assets	$956.0	$898.6
Funded status	77%	65%

The funded status of these pension plans includes the projected and accumulated benefit obligations for the Company's unfunded, nonqualified pension plan of $37.9 million and $42.3 million at December 31, 2013 and 2012, respectively.

The Company's nonqualified pension plan and other postretirement benefit plans are not funded.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Accumulated Other Comprehensive Income (Loss). The following pretax activity related to pensions and other postretirement benefits was recorded in Accumulated other comprehensive income (loss) as of December 31:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2013	2012	2013	2012
Prior service costs (credits)
Beginning balance	$—	$0.1	$(18.2)	$(24.3)
Prior service credits arising during the period	—	—	—	(0.2)
Amount recognized as component of net benefit costs	—	(0.1)	5.7	6.3
Ending balance	—	—	(12.5)	(18.2)

Net actuarial losses
Beginning balance	602.1	591.9	8.8	15.0
Actuarial (gains) losses arising during the period	(139.4)	32.1	(5.2)	(5.5)
Amount recognized as component of net benefit costs	(21.4)	(21.9)	(1.3)	(0.7)
Ending balance	441.3	602.1	2.3	8.8

Total	$441.3	$602.1	$(10.2)	$(9.4)

The estimated pretax prior service cost and net actuarial loss in Accumulated other comprehensive income (loss) at December 31, 2013, expected to be recognized as components of net periodic benefit cost in 2014 for the Company's pension plans, are $0.0 million and $15.0 million, respectively. The estimated pretax prior service credit and net actuarial loss in Accumulated other comprehensive income (loss) at December 31, 2013, expected to be recognized as components of net periodic benefit cost in 2014 for the Company's other postretirement benefit plans, are $0.8 million and $0.0 million, respectively.

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

Other Postretirement Benefits. Once participants eligible for other postretirement benefits turn 65 years old, the health care benefits become a flat dollar amount based on age and years of service. The assumed health care cost trend rate for other postretirement benefits for pre-age 65 benefits as of December 31 was as follows:

	Pre-age 65 Benefits
	2013	2012
Health care cost trend rate for next year	7.3%	7.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year rate reaches the ultimate trend rate	2028	2028

The health care cost trend rate assumption has an effect on the amounts reported. A one percent change in the assumed health care trend rate at December 31, 2013, would have the following effects:

(in millions)	One Percent Increase	One Percent Decrease
Effect on total service and interest cost	$—	$—
Effect on accumulated postretirement benefit obligation	$0.3	$(0.3)

The Company monitors the cost of health care and life insurance benefit plans and reserves the right to make additional changes or terminate these benefits in the future.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Assumptions. Weighted average assumptions used to determine pension and other postretirement benefit obligations at December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
Discount rate	4.85%	4.00%	4.40%	3.60%
Rate of compensation increase(A)	—	—	—	—

(A) Assumption used in determining pension benefit obligation only. The rate of compensation increase was reduced to 0.00% at December 31, 2008, as a result of the decision to freeze future benefit accruals for those plans where benefits are based on average compensation.

Weighted average assumptions used to determine net pension and other postretirement benefit costs for the years ended December 31 were as follows:

	2013	2012	2011
Discount rate for pension benefits(A)	4.00%	4.50%	5.20%-5.30%
Discount rate for other postretirement benefits(A)	3.60%	4.20%	4.65%-4.80%
Long-term rate of return on plan assets(B)	6.50%	7.00%	7.25%
Rate of compensation increase(B)	—	—	—

(A) Range of discount rates in 2011 reflects the remeasurements of pension and postretirement benefit costs during the year due to negative plan amendments and curtailments recognized.

(B) Assumption used in determining pension benefit cost only.

The Company utilizes a yield curve analysis to determine the discount rates for pension and other postretirement benefit obligations. The yield curve analysis matches the cash flows of the Company's benefit obligations. For 2011, the yield curve consisted of spot interest rates at half year increments for each of the next 30 years and was developed based on pricing and yield information for high quality corporate bonds rated Aa by Moody's, excluding callable bonds, bonds of less than a minimum size and other filtering criteria. Beginning in 2012, the criteria used to select bonds for the yield curve was expanded to include other high quality bonds such as those rated Aa by either Moody's or Standard & Poor's, private placement bonds that are traded in reliance with Rule 144A and are at least two years from date of issuance, bonds with make-whole provisions and bonds issued by foreign corporations that are denominated in U.S. dollars. Additionally, the Company's yield curve methodology was modified in 2012 to only include bonds having a yield that is greater than the regression mean yield curve as the Company believes this methodology represents a more appropriate estimate of the rates at which the Company could effectively settle its pension obligations.

The Company evaluates its assumption regarding the estimated long-term rate of return on plan assets based on historical experience, future expectations of investment returns, asset allocations, investment strategies and views of investment professionals. The Company's long-term rate of return on assets assumptions of 6.50 percent for 2013, 7.00 percent for 2012, and 7.25 percent for 2011, reflect expectations of projected weighted average market returns for the plans' assets. These changes in expected returns reflected adjustments to the Company's targeted asset allocation.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The Trust asset allocation at December 31, 2013 and 2012, and target allocations for 2014 are as follows:

	2013	2012	Target Allocations for 2014
Equity securities:
United States	25%	37%	15%
International	5%	7%	5%
Fixed-income securities	46%	49%	80%
Short-term investments	24%	7%	—
Total	100%	100%	100%

The fair values of the Trust's pension assets at December 31, 2013, by asset class were as follows:

	Fair Value Measurements at December 31, 2013 (A)
(in millions)		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Class	Total	(Level 1)	(Level 2)	(Level 3)
Short-term investments	$237.0	$—	$237.0	$—
Equity securities: (B)
United States	243.8	—	243.8	—
International	46.8	—	46.8	—
Fixed-income securities:
Government securities (C)	70.2	27.8	42.4	—
Corporate securities (D)	157.0	—	157.0	—
Commingled funds (E)	208.0	—	208.0	—
Other investments (F)	9.0	—	9.0	—
Total pension assets at fair value	971.8	$27.8	$944.0	$—
Other liabilities (G)	(15.8)
Total pension plan net assets	$956.0

(A) See Note 6 – Fair Value Measurements for a description of levels within the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measurement in its entirety. A description of the valuation methodologies is provided following these tables. There were no transfers in and/or out of Level 1, Level 2 and Level 3 in 2013.

(B) The equity assets are invested in two indexed funds based on the Russell 3000 Index (U.S.) and the MSCI EAFE Equity Index (International). The Trust did not directly own any of the Company's common stock as of December 31, 2013.

(C) Government securities are comprised of U.S. Treasury bonds and other government securities.

(D) Corporate securities consist primarily of investment grade bonds issued by companies in diversified industries.

(E) This class includes commingled funds that primarily invest in investment grade corporate securities and government-related securities. This class also includes investments in non-agency collateralized mortgage obligation and mortgage-backed securities, futures and options.

(F) Other investments consist primarily of interest rate swaps.

(G) This class includes interest receivable and receivables/payables for securities sold/purchased.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Other investments: Derivative instruments are valued using market indices.

There were no pension plan assets using significant unobservable inputs (Level 3) for the years ended December 31, 2013 and December 31, 2012.

Expected Cash Flows. The expected cash flows for the Company's pension and other postretirement benefit plans follow:

(in millions)	Pension Benefits	Other Postretirement Benefits
Company contributions expected to be made in 2014 (A)	$55.8	$5.8
Expected benefit payments (which reflect future service):
2014	$80.6	$5.8
2015	$82.1	$5.3
2016	$83.1	$4.8
2017	$83.8	$4.4
2018	$84.1	$4.1
2019-2023	$419.1	$15.4

(A) The Company currently anticipates contributing approximately $52.0 million to fund the qualified pension plans and approximately $3.8 million to cover benefit payments in the unfunded, nonqualified pension plan in 2014. Company contributions are subject to change based on market conditions or Company discretion.

The Company also provides postemployment benefits to qualified former or inactive employees. The pretax prior service credits in Accumulated other comprehensive income (loss) recognized in income was $1.3 million in both 2013 and 2012. The estimated pretax prior service credit in Accumulated other comprehensive income (loss) at December 31, 2013, expected to be recognized in income in 2014, is $1.3 million.

Note 17 – Stock Plans and Management Compensation

Under the 2003 Stock Incentive Plan (Plan), the Company may grant stock options, stock appreciation rights (SARs), non-vested stock and other types of share-based awards to executives and other management employees.  Under the Plan, the Company may issue up to 13.1 million shares from treasury shares and from authorized, but unissued, shares of common stock.  As of December 31, 2013, 2.0 million shares remained available for grant.

Stock Options and SARs

Between 2005 and 2012, the Company issued stock-settled SARs and has not issued any stock options since 2004. The exercise price of stock options and SARs issued under the Plan cannot be less than the fair market value of the underlying shares at the date of grant. Generally, stock options and SARs are exercisable over a period of 10 years, or as otherwise determined by the Human Resources and Compensation Committee of the Board of Directors, and subject to vesting periods of generally 4 years. However, with respect to stock options and SARs, all grants vest immediately: (i) in the event of a change in control; (ii) upon death or disability of the grantee; or (iii) with respect to awards granted prior to 2008, upon the sale or divestiture of the business unit to which the grantee is assigned. With respect to stock option and SAR awards granted prior to 2006, grantees continued to vest in accordance with the applicable vesting schedule even upon termination of employment if the sum of (A) the age of the grantee, and (B) the grantee's total number of years of service, equals 65 or more. With respect to SARs granted in 2006 through April 2009, grantees continue to vest in accordance with the vesting schedule even upon termination if (A) the grantee has attained the age of 62, and (B) the grantee's age plus total years of service equals 70 or more.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

SARs and stock option activity for all plans for the three years ended December 31, 2013, 2012, and 2011, was as follows:

	2013				2012		2011
(in thousands, except exercise price and terms)	SARs/Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	SARs/Stock Options Outstanding	Weighted Average Exercise Price	SARs/Stock Options Outstanding	Weighted Average Exercise Price
Outstanding on January 1	8,166	$17.33			9,347	$16.66	9,168	$16.53
Granted	—	$—			400	$23.80	1,105	$20.45
Exercised	(4,156)	$14.80		$109,660	(1,120)	$11.05	(556)	$15.22
Forfeited	(185)	$37.38			(461)	$25.69	(370)	$26.66
Outstanding on December 31	3,825	$19.09	5.3 years	$103,164	8,166	$17.33	9,347	$16.66
Exercisable on December 31	2,607	$19.73	4.7 years	$68,654	5,489	$18.89	5,103	$20.32

The following table summarizes information about SARs and stock options outstanding as of December 31, 2013:

	Outstanding				Exercisable
Range of Exercise Price	Number (in thousands)	Weighted Average Remaining Years of Contractual Life		Weighted Average Exercise Price	Number (in thousands)	Weighted Average Remaining Years of Contractual Life		Weighted Average Exercise Price
$3.37 to $5.99	501	5.0	years	$5.25	501	5.0	years	$5.25
$6.00 to $19.90	1,631	5.7	years	$12.46	1,102	5.6	years	$12.83
$19.91 to $39.56	1,407	5.7	years	$26.22	718	4.4	years	$29.89
$39.57 to $46.25	286	1.1	years	$46.04	286	1.1	years	$46.04

The company did not grant SARs in 2013. The weighted average fair values of individual SARs granted were $12.70 and $10.59 during 2012 and 2011, respectively. The Company estimated the fair value of each grant on the date of grant using the Black-Scholes-Merton pricing model, utilizing the following weighted average assumptions for 2012 and 2011:

	2012	2011
Risk-free interest rate	1.1%	2.5%
Dividend yield	0.2%	0.2%
Volatility factor (A)	58.3%	53.7%
Weighted average expected life	5.2 - 6.7 years	5.2 – 6.7 years

(A) The Company uses a combination of implied and historical volatility in calculating the fair value of each grant.

Total stock option and SARs expense was $2.9 million, $6.9 million, and $11.9 million for the years ended December 31, 2013, 2012, and 2011, respectively.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The Company recognizes the cost of non-vested stock units and awards on a straight-line basis over the requisite service period. Additionally, cash-settled non-vested stock units and awards are recorded as a liability in the balance sheet and adjusted to fair value each reporting period through stock compensation expense. During December 31, 2013, 2012, and 2011, there was $10.2 million, $6.5 million, and $3.7 million, respectively, charged to compensation expense for non-vested stock awards.

The weighted average price per non-vested stock award at grant date was $34.64, $23.79, and $21.02 for the non-vested stock awards granted in 2013, 2012, and 2011, respectively. Non-vested stock award activity for all plans for the three years ended December 31 was as follows:

(in thousands)	2013	2012	2011
Outstanding at January 1	798	541	332
Granted	298	306	237
Released	(266)	(20)	(16)
Forfeited	(15)	(29)	(12)
Outstanding at December 31	815	798	541

As of December 31, 2013, there was $5.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 0.9 years.

Performance Awards

In both February 2013 and 2012, the Company granted performance shares to certain senior executives. The share awards are based on two performance measures--a cash flow return on investment (CFROI) measure and a total shareholder return (TSR) modifier. Target performance shares are earned during a one-year CFROI performance period, commencing at the beginning of the calendar year of each grant. The target performance shares earned from CFROI performance are then subject to a TSR modifier based on performance against a predefined comparator group over a three-year performance period which starts at the beginning of the calendar year of each grant. Additionally, in February 2013, the Company granted 26,000 performance shares to non-executive officers and certain senior managers based solely on the CFROI measure utilizing the same one-year performance period mentioned above. For the years ended December 31, 2013 and December 31, 2012, $5.0 million and $2.2 million, respectively, was charged to compensation expense for performance awards.

The fair values of the senior executives' performance awards with a TSR modifier at the grant date in 2013 and 2012 were $35.93 and $26.81, which were estimated using the Monte Carlo valuation model, and incorporated the following assumptions:

	2013	2012
Risk-free interest rate	0.4%	0.4%
Dividend yield	0.1%	0.2%
Volatility factor	53.0%	67.9%
Expected life of award	2.9 years	2.9 years

The fair value of the non-executive officers and certain senior managers' performance awards granted based solely on the CFROI performance factor was $34.65.

Performance award activity for the year ended December 31, 2013 was as follows:

(in thousands)	2013	2012
Outstanding at January 1	96	—
Granted	153	99
Forfeited	—	(3)
Outstanding at December 31	249	96

As of December 31, 2013, the Company had $0.9 million of total unrecognized compensation cost related to performance awards. The Company expects this cost to be recognized over a weighted average period of 2.0 years. As of December 31, 2013,

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

15,400 share awards granted in 2012 remain unvested resulting in $0.1 million of total unrecognized compensation cost that is expected to be recognized over a weighted average period of 1.0 years.

Excess Tax Benefits

For tax purposes, share-based compensation expense is deductible in the year of exercise or release based on the intrinsic value of the award on the date of exercise or release. For financial reporting purposes, share-based compensation expense is based upon grant-date fair value and amortized over the vesting period. Excess or "windfall" tax benefits represent the excess tax deduction received by the Company resulting from the difference between the share-based compensation expense deductible for tax purposes and the share-based compensation expense recognized for financial reporting purposes. Windfall tax benefits are recorded directly to Additional paid-in capital in Shareholders' equity on the Company's Consolidated Balance Sheets. The Company has accounted for windfall tax benefits since the adoption of share-based accounting in 2006. Windfall tax benefits for the years ended December 31, 2013 and 2012 were $37.2 million and $5.3 million, respectively, and are netted out of cash from operating activities and are reflected as a cash inflow from financing activities in the Consolidated Statements of Cash Flows.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 18 – Comprehensive Income

The following table presents reclassification adjustments out of Accumulated other comprehensive loss during the year ended December 31, 2013:

(in millions)
Details about Accumulated other comprehensive income (loss) components	Amount reclassified from Accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Amount of gain reclassified into earnings on foreign currency:
Foreign currency cumulative translation adjustment	$0.7	Selling, general and administrative expense
	0.7	Total before tax
	—	Tax benefit (A)
	$0.7	Net of tax

Amortization of defined benefit items:
Prior service credits	$7.0	(B)
Net actuarial losses	(23.4)	(B)
	(16.4)	Total before tax
	0.2	Tax benefit (A)
	$(16.2)	Net of tax

Amount of loss reclassified into earnings on derivative contracts:
Interest rate contracts	$1.4	Interest expense
Foreign exchange contracts	(3.0)	Cost of sales
Commodity contracts	(2.7)	Cost of sales
	(4.3)	Total before tax
	(0.4)	Tax expense (A)
	$(4.7)	Net of tax

(A) Pre-tax and after-tax amounts are substantially the same as the Company maintained a tax valuation allowance for these items until December 31, 2013. See Note 11 – Income Taxes for additional details.

(B) These Accumulated other comprehensive income (loss) components are included in the computation of net pension and other benefit costs. See Note 16 – Postretirement Benefits for additional details.

Note 19 – Treasury and Preferred Stock

Treasury stock activity for the three years ended December 31, 2013, 2012 and 2011, was as follows:

(Shares in thousands)	2013	2012	2011
Balance at January 1	12,907	13,434	13,877
Compensation plans and other	(2,778)	(527)	(443)
Balance at December 31	10,129	12,907	13,434

The Company experienced an increased level of treasury stock activity during 2013 associated with exercises of stock options and SARs as a result of a 58 percent increase in the Company's stock price. See Note 17 – Stock Plans and Management Compensation for more information. At December 31, 2013, 2012 and 2011, the Company had no preferred stock outstanding (12.5 million shares authorized, $0.75 par value at December 31, 2013, 2012 and 2011).

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 20 – Leases

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

No leases contain restrictions on the Company's activities concerning dividends or incurring additional debt. Rent expense consisted of the following:

(in millions)	2013	2012	2011
Basic expense	$37.5	$31.6	$34.7
Contingent expense	3.1	3.3	2.8
Sublease income	(1.0)	(1.5)	(1.2)
Rent expense, net	$39.6	$33.4	$36.3

Future minimum rental payments at December 31, 2013, under agreements classified as operating leases with non-cancelable terms in excess of one year, were as follows:

(in millions)
2014	$32.6
2015	27.0
2016	22.4
2017	15.7
2018	11.7
Thereafter	24.7
Total (not reduced by minimum sublease income of $1.2)	$134.1

Capital Leases. In October 2011, the Company entered into a construction contract and lease agreement for a boat manufacturing and distribution facility in Brazil. The Company was deemed to be the owner of the project as the Company funded a portion of the construction costs during the construction period. As a result, the Company is accounting for the facility lease as a capital lease. The facility was completed in 2012 and the Company began amortizing the asset through depreciation expense. The amounts recorded in the Consolidated Balance Sheets as of December 31, 2013 and 2012, were as follows:

(in millions)	2013	2012
Assets:
Buildings and improvements	$9.2	$10.3
Accumulated depreciation	(1.3)	(0.4)
Total assets	$7.9	$9.9

Liabilities:
Short-term debt	$0.6	$0.3
Debt	5.1	6.4
Total liabilities	$5.7	$6.7

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The future minimum rental payments at December 31, 2013, under agreements classified as capital leases with non-cancelable terms in excess of one year, were as follows:

(in millions)
2014	$0.8
2015	0.8
2016	0.9
2017	0.9
2018	0.9
Thereafter	3.6
Total	$7.9

Note 21 – Quarterly Data (unaudited)

Brunswick maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters ending on the Saturday closest to the end of the period (13-week periods). The first three quarters of fiscal year 2013 ended on March 30, 2013, June 29, 2013, and September 28, 2013, and the first three quarters of fiscal year 2012 ended on March 31, 2012, June 30, 2012, and September 29, 2012.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

	Quarter Ended
(in millions, except per share data)	March 30, 2013	June 29, 2013	September 28, 2013	December 31, 2013	Year Ended December 31, 2013
Net sales	$995.3	$1,098.3	$892.4	$901.5	$3,887.5
Gross margin (A)	261.9	301.6	238.3	213.4	1,015.2
Restructuring, exit and impairment charges	5.6	4.0	3.1	8.7	21.4
Loss on early extinguishment of debt	0.1	32.3	0.3	0.1	32.8
Net earnings from continuing operations	54.9	79.3	57.4	583.6	775.2
Net earnings (loss) from discontinued operations, net of tax	(5.1)	1.1	0.4	(2.4)	(6.0)
Net earnings	49.8	80.4	57.8	581.2	769.2
Basic earnings (loss) per common share:
Net earnings from continuing operations	$0.61	$0.87	$0.63	$6.35	$8.50
Net earnings (loss) from discontinued operations	$(0.06)	$0.01	$0.00	$(0.02)	$(0.07)
Net earnings	$0.55	$0.88	$0.63	$6.33	$8.43
Diluted earnings (loss) per common share:
Net earnings from continuing operations	$0.59	$0.85	$0.61	$6.18	$8.26
Net earnings (loss) from discontinued operations	$(0.06)	$0.01	$0.00	$(0.02)	$(0.06)
Net earnings	$0.53	$0.86	$0.61	$6.16	$8.20
Dividends declared	$—	$—	$—	$0.10	$0.10
Common stock price (NYSE symbol: BC):
High	$37.23	$35.40	$40.76	$46.48	$46.48
Low	$30.92	$30.42	$32.36	$39.09	$30.42

	Quarter Ended
(in millions, except per share data)	March 31, 2012	June 30, 2012	September 29, 2012	December 31, 2012	Year Ended December 31, 2012
Net sales	$959.6	$1,053.9	$874.3	$829.8	$3,717.6
Gross margin (A)	238.2	283.9	233.0	188.9	944.0
Restructuring, exit and impairment charges	0.2	0.8	14.3	10.5	25.8
Loss on early extinguishment of debt	—	4.4	7.5	4.4	16.3
Net earnings (loss) from continuing operations	47.0	94.0	22.5	(16.1)	147.4
Net loss from discontinued operations, net of tax	(7.3)	(10.4)	(20.5)	(59.2)	(97.4)
Net earnings (loss)	39.7	83.6	2.0	(75.3)	50.0
Basic earnings (loss) per common share:
Net earnings (loss) from continuing operations	$0.52	$1.05	$0.25	$(0.18)	$1.64
Net loss from discontinued operations	$(0.08)	$(0.12)	$(0.23)	$(0.66)	$(1.08)
Net earnings (loss)	$0.44	$0.93	$0.02	$(0.84)	$0.56
Diluted earnings (loss) per common share:
Net earnings (loss) from continuing operations	$0.51	$1.02	$0.24	$(0.18)	$1.59
Net loss from discontinued operations	$(0.08)	$(0.12)	$(0.22)	$(0.66)	$(1.05)
Net earnings (loss)	$0.43	$0.90	$0.02	$(0.84)	$0.54
Dividends declared	$—	$—	$—	$0.05	$0.05
Common stock price (NYSE symbol: BC):
High	$26.70	$27.04	$25.46	$29.09	$29.09
Low	$18.49	$19.83	$20.21	$21.24	$18.49

(A)	Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Operations.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 22 – Subsequent Events

On February 4, 2014, the Board of Directors declared a quarterly dividend on its common stock of $0.10 per share. The dividend will be payable March 14, 2014 to shareholders of record on February 25, 2014.

BRUNSWICK CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Allowances for Losses on Receivables	Balance at Beginning of Year	Charges to Profit and Loss	Write-offs	Recoveries	Other	Balance at End of Year
2013	$27.1	$2.7	$(7.5)	$0.7	$(1.0)	$22.0

2012	$31.0	$0.9	$(7.8)	$0.8	$2.2	$27.1

2011	$37.6	$(3.2)	$(6.8)	$0.7	$2.7	$31.0

Deferred Tax Asset Valuation Allowance	Balance at Beginning of Year	Charges to Profit and Loss(A)	Write-offs	Recoveries	Other(A)	Balance at End of Year
2013	$717.5	$(601.5)	$(15.8)	$—	$(12.0)	$88.2

2012	$728.4	$(31.2)	$(8.3)	$—	$28.6	$717.5

2011	$688.3	$(6.1)	$(12.2)	$0.4	$58.0	$728.4

(A) For the year ended December 31, 2013, the deferred tax asset valuation allowance decreased mainly as a result of the release of $599.5 million of the valuation allowance that, due to significant positive evidence, was no longer required. For the year ended December 31, 2012, the deferred tax asset valuation allowance decreased mainly as a result of tax loss carryforwards being utilized. For the year ended December 31, 2011, the deferred tax asset valuation allowance increased as a result of pension remeasurement, which is recorded in Total accumulated other comprehensive loss, and tax credits for which no tax benefit could be recorded.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUNSWICK CORPORATION
February 14, 2014	By:	/s/ ALAN L. LOWE
Alan L. Lowe
Vice President - Finance and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

February 14, 2014	By:	/s/ DUSTAN E. MCCOY
Dustan E. McCoy
Chairman and Chief Executive Officer
(Principal Executive Officer)

February 14, 2014	By:	/s/ WILLIAM L. METZGER
William L. Metzger
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

February 14, 2014	By:	/s/ ALAN L. LOWE
Alan L. Lowe
Vice President - Finance and Controller
(Principal Accounting Officer)

This report has been signed by the following directors, constituting the remainder of the Board of Directors, by William L. Metzger, as Attorney-in-Fact.

Nolan D. Archibald
Nancy E. Cooper
Cambria W. Dunaway
David C. Everitt
Manuel A. Fernandez
David V. Singer
Ralph C. Stayer
J. Steven Whisler
Roger J. Wood
Lawrence A. Zimmerman

February 14, 2014	By:	/s/ WILLIAM L. METZGER
William L. Metzger
Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description
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

4.6
Indenture, dated as of May 13, 2013, between the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee as filed as Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 13, 2013 and hereby incorporated by reference.

4.7
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

10.2*	Form of Officer Terms and Conditions of Employment, amended and restated effective December 31, 2012.
10.3*
Brunswick Corporation Supplemental Pension Plan as amended and restated effective February 3, 2009, filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for 2008 as filed with the Securities and Exchange Commission on February 24, 2009, and hereby incorporated by reference.

10.4*
Form of Non-Employee Director Indemnification Agreement, filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for 2006 as filed with the Securities and Exchange Commission on February 23, 2007, and hereby incorporated by reference.

10.5*
Brunswick Corporation 2003 Stock Incentive Plan, as amended and restated, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2010, as filed with the Securities and Exchange Commission on May 7, 2010, and hereby incorporated by reference.

10.6*
1997 Stock Plan for Non-Employee Directors, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, as filed with the Securities and Exchange Commission on November 13, 1998, and hereby incorporated by reference.

10.7*
Brunswick Corporation 2005 Elective Deferred Compensation Plan as amended and restated effective January 1, 2013, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Securities and Exchange Commission on August 3, 2012, and hereby incorporated by reference.

10.8*
Brunswick Corporation 2005 Automatic Deferred Compensation Plan as amended and restated effective January 1, 2009, filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for 2008 as filed with the Securities and Exchange Commission on February 24, 2009, and hereby incorporated by reference.

10.9*
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

10.11*
2011 Stock-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 2011, as filed with the Securities and Exchange Commission on May 6, 2011, and hereby incorporated by reference.

10.12*
2011 Cash-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 2011, as filed with the Securities and Exchange Commission on May 6, 2011, and hereby incorporated by reference.

10.13*
Brunswick Restoration Plan, as amended and restated effective January 1, 2013, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Securities and Exchange Commission on August 3, 2012, and hereby incorporated by reference.

10.14*
2012 Stock-Settled Stock Appreciation Right Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the Securities and Exchange Commission on May 4, 2012, and hereby incorporated by reference.

10.15*
2012 Stock-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the Securities and Exchange Commission on May 4, 2012, and hereby incorporated by reference.

10.16*
2012 Cash-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the Securities and Exchange Commission on May 4, 2012, and hereby incorporated by reference.

10.17*
2012 Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the Securities and Exchange Commission on May 4, 2012, and hereby incorporated by reference.

10.18*
2013 Brunswick Performance Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2013, as filed with the Securities and Exchange Commission on May 1, 2013, and hereby incorporated by reference.

10.19*
2013 Brunswick Performance Plan - Senior Management Incentive Plan Participants, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2013, as filed with the Securities and Exchange Commission on May 1, 2013, and hereby incorporated by reference.

10.20*
2013 Brunswick Performance Plan - Performance Share Plan Participants, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2013, as filed with the Securities and Exchange Commission on May 1, 2013, and hereby incorporated by reference.

10.21*
2013 Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2013, as filed with the Securities and Exchange Commission on May 1, 2013, and hereby incorporated by reference.

10.22*
2013 Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan - TSR Participants, filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2013, as filed with the Securities and Exchange Commission on May 1, 2013, and hereby incorporated by reference.

10.23*
2013 Stock-Settled Stock Appreciation Right Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2013, as filed with the Securities and Exchange Commission on May 1, 2013, and hereby incorporated by reference.

10.24*
2013 Cash-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2013, as filed with the Securities and Exchange Commission on May 1, 2013, and hereby incorporated by reference.

10.25*
2013 Stock-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2013, as filed with the Securities and Exchange Commission on May 1, 2013, and hereby incorporated by reference.

10.26*
Brunswick Corporation Senior Management Incentive Plan, filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2013, as filed with the Securities and Exchange Commission on May 1, 2013, and hereby incorporated by reference.

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