Form 10-Q
period 2014-03-29
BRUNSWICK CORP
filed 2014-04-30
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 29, 2014
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

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of April 29, 2014 was 92,723,574.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 29, 2014

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BRUNSWICK CORPORATION Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended
(in millions, except per share data)	March 29, 2014	March 30, 2013
Net sales	$969.2	$995.3
Cost of sales	704.1	733.4
Selling, general and administrative expense	141.0	139.1
Research and development expense	29.4	27.3
Restructuring, exit and impairment charges	0.0	5.6
Operating earnings	94.7	89.9
Equity loss	(0.2)	(1.2)
Other income, net	1.2	2.2
Earnings before interest, loss on early extinguishment of debt and income taxes	95.7	90.9
Interest expense	(8.5)	(14.4)
Interest income	0.2	0.4
Loss on early extinguishment of debt	—	(0.1)
Earnings before income taxes	87.4	76.8
Income tax provision	30.4	21.9
Net earnings from continuing operations	57.0	54.9

Discontinued operations:
Loss from discontinued operations, net of tax	—	(5.1)
Net loss from discontinued operations, net of tax	—	(5.1)
Net earnings	$57.0	$49.8

Earnings (loss) per common share:
Basic
Earnings from continuing operations	$0.61	$0.61
Loss from discontinued operations	—	(0.06)
Net earnings	$0.61	$0.55

Diluted
Earnings from continuing operations	$0.60	$0.59
Loss from discontinued operations	—	(0.06)
Net earnings	$0.60	$0.53

Weighted average shares used for computation of:
Basic earnings (loss) per common share	93.3	90.6
Diluted earnings (loss) per common share	95.0	93.5

Comprehensive income	$58.5	$46.7

Cash dividends declared per share	$0.10	$—

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Balance Sheets (unaudited)

(in millions)	March 29, 2014	December 31, 2013	March 30, 2013
Assets
Current assets
Cash and cash equivalents, at cost, which approximates market	$226.0	$356.5	$242.0
Short-term investments in marketable securities	0.8	12.7	34.7
Total cash, cash equivalents and short-term investments in marketable securities	226.8	369.2	276.7
Restricted cash	8.9	6.5	13.0
Accounts and notes receivable, less allowances of $22.3, $22.0 and $25.4	476.4	364.6	471.7
Inventories
Finished goods	426.2	379.9	369.2
Work-in-process	162.9	146.1	160.4
Raw materials	91.0	73.3	75.2
Net inventories	680.1	599.3	604.8
Deferred income taxes	137.6	137.6	18.7
Prepaid expenses and other	30.0	31.4	26.5
Current assets held for sale	—	—	—
Current assets	1,559.8	1,508.6	1,411.4

Property
Land	79.2	79.3	80.4
Buildings and improvements	543.1	538.6	565.9
Equipment	1,012.6	1,013.9	1,008.0
Total land, buildings and improvements and equipment	1,634.9	1,631.8	1,654.3
Accumulated depreciation	(1,104.5)	(1,094.7)	(1,141.8)
Net land, buildings and improvements and equipment	530.4	537.1	512.5
Unamortized product tooling costs	87.4	80.7	65.6
Net property	617.8	617.8	578.1

Other assets
Goodwill	291.7	291.7	290.5
Other intangibles, net	34.9	35.4	37.4
Long-term investments in marketable securities	—	—	28.5
Equity investments	44.1	41.3	42.9
Non-current deferred tax asset	352.9	377.0	—
Other long-term assets	44.5	44.0	55.3
Long-term assets held for sale	—	—	—
Other assets	768.1	789.4	454.6

Total assets	$2,945.7	$2,915.8	$2,444.1

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Balance Sheets (unaudited)

(in millions)	March 29, 2014	December 31, 2013	March 30, 2013
Liabilities and shareholders’ equity
Current liabilities
Short-term debt, including current maturities of long-term debt	$5.7	$6.4	$6.8
Accounts payable	383.4	315.6	376.9
Accrued expenses	478.4	561.1	506.6
Current liabilities held for sale	—	—	10.4
Current liabilities	867.5	883.1	900.7

Long-term liabilities
Debt	453.5	453.4	562.9
Deferred income taxes	—	—	96.3
Postretirement benefits	344.4	347.3	549.1
Other	187.0	193.6	201.5
Long-term liabilities held for sale	—	—	3.0
Long-term liabilities	984.9	994.3	1,412.8

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares; outstanding: 92,716,000, 92,409,000 and 90,421,000 shares	76.9	76.9	76.9
Additional paid-in capital	387.2	393.0	429.4
Retained earnings	1,311.1	1,263.3	553.0
Treasury stock, at cost: 9,822,000, 10,129,000 and 12,117,000 shares	(281.9)	(293.3)	(370.5)
Accumulated other comprehensive loss, net of tax	(400.0)	(401.5)	(558.2)
Shareholders’ equity	1,093.3	1,038.4	130.6

Total liabilities and shareholders’ equity	$2,945.7	$2,915.8	$2,444.1

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
(in millions)	March 29, 2014	March 30, 2013
Cash flows from operating activities
Net earnings	$57.0	$49.8
Less: net loss from discontinued operations, net of tax	—	(5.1)
Net earnings from continuing operations	57.0	54.9
Depreciation and amortization	21.9	21.6
Pension expense, net of funding	3.1	4.0
Gains on sale of property, plant and equipment, net	—	(5.3)
Other long-lived asset impairment charges	—	2.3
Deferred income taxes	21.0	2.1
Excess tax benefits from share-based compensation	(3.5)	(10.6)
Loss on early extinguishment of debt	—	0.1
Changes in certain current assets and current liabilities	(209.7)	(175.9)
Income taxes	3.5	10.8
Other, net	(1.5)	2.2
Net cash used for operating activities of continuing operations	(108.2)	(93.8)
Net cash used for operating activities of discontinued operations	—	(14.4)
Net cash used for operating activities	(108.2)	(108.2)

Cash flows from investing activities
Capital expenditures	(21.9)	(21.2)
Sales or maturities of marketable securities	11.9	80.6
Transfer to restricted cash	(2.4)	—
Investments	(4.2)	(2.3)
Proceeds from the sale of property, plant and equipment	0.1	6.1
Net cash (used for) provided by investing activities of continuing operations	(16.5)	63.2
Net cash (used for) provided by investing activities of discontinued operations	—	—
Net cash (used for) provided by investing activities	(16.5)	63.2

Cash flows from financing activities
Net payments of short-term debt	—	(0.8)
Payments of long-term debt including current maturities	(0.3)	(1.4)
Net premium paid on early extinguishment of debt	—	(0.1)
Cash dividends paid	(9.3)	—
Excess tax benefits from share-based compensation	3.5	10.6
Proceeds from stock compensation activity, net of withholdings	0.3	(5.6)
Net cash (used for) provided by financing activities of continuing operations	(5.8)	2.7
Net cash (used for) provided by financing activities of discontinued operations	—	—
Net cash (used for) provided by financing activities	(5.8)	2.7

Net decrease in cash and cash equivalents	(130.5)	(42.3)
Cash and cash equivalents at beginning of period	356.5	284.3

Cash and cash equivalents at end of period	$226.0	$242.0

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 – Significant Accounting Policies

Interim Financial Statements.  The unaudited interim condensed consolidated financial statements of Brunswick Corporation (Brunswick or the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Therefore, certain information and disclosures normally included in financial statements and related notes prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted.  The prior year presentation of consolidated Net earnings adjusted for the net loss from discontinued operations in the Condensed Consolidated Statements of Cash Flows has been reclassified to change the starting point of the Condensed Consolidated Statements of Cash Flows from "Net earnings from continuing operations" to "Net earnings" followed by "Less: net loss from discontinued operations, net of tax".

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Brunswick’s 2013 Annual Report on Form 10-K for the year ended December 31, 2013 (the 2013 Form 10-K).  These results include, in the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position of Brunswick as of March 29, 2014, December 31, 2013, and March 30, 2013, the results of operations for the three months ended March 29, 2014 and March 30, 2013, and the cash flows for the three months ended March 29, 2014 and March 30, 2013.  Due to the seasonality of Brunswick’s businesses, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning thirteen weeks, with the first quarter ending on the Saturday closest to the end of the first thirteen-week period.  The first quarter of fiscal year 2014 ended on March 29, 2014, and the first quarter of fiscal year 2013 ended on March 30, 2013.

Recent Accounting Pronouncements.  The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (FASB), the SEC, and the Emerging Issues Task Force, to determine the impact of new pronouncements on GAAP and the impact on the Company.  The following are recent accounting pronouncements that have been adopted during the three months ended March 29, 2014, or will be adopted in future periods.

Discontinued Operations: In April 2014, the FASB amended the Accounting Standards Codification (ASC) to raise the threshold for a disposal to qualify as a discontinued operation. Under the new guidance, a discontinued operation represents a strategic shift that has or will have a major effect on an entity's operations and financial results. The guidance also expands the disclosures for discontinued operations, including new disclosures related to individually material disposals that do not meet the definition of a discontinued operation. The amendment is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2014, with early adoption permitted only for disposals that have not been reported in financial statements previously issued. The Company is currently evaluating the impact of the adoption of the ASC amendment.

Unrecognized Tax Benefit: In July 2013, the FASB amended the ASC to provide guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance states that entities should present an unrecognized tax benefit as a reduction of a deferred tax asset for an NOL or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. The amendment is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The Company adopted this amendment in 2014 and it did not have a material impact on the Company’s consolidated results of operations and financial condition.

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

There were no sales or earnings from discontinued operations for the three months ended March 29, 2014. The following table discloses the results of operations of the Hatteras and Cabo businesses reported as discontinued operations for the three months ended March 30, 2013:

(in millions)	March 30, 2013
Net sales	$10.7

Loss from discontinued operations before income taxes	(6.5)
Income tax benefit	(1.4)
Net loss from discontinued operations, net of tax	$(5.1)

There were no assets available for sale as of March 29, 2014 and December 31, 2013. The following table reflects the summary of assets and liabilities held for sale as of March 30, 2013, for the Hatteras and Cabo businesses reported as discontinued operations:

(in millions)	March 30, 2013
Current assets held for sale	$—
Long-term assets held for sale	—
Assets held for sale (A)	$—

Accounts payable	$—
Accrued expenses	10.4
Current liabilities held for sale	10.4

Other liabilities	3.0
Long-term liabilities held for sale	3.0
Liabilities held for sale	$13.4

(A) Assets held for sale at March 30, 2013 are shown net of reserves of $53.9 million.

Note 3 – Restructuring Activities

Since November 2006, Brunswick has announced and implemented a number of restructuring initiatives designed to improve the Company’s cost structure, better utilize overall capacity and improve general operating efficiencies.  These initiatives reflected the Company’s response to a difficult marine market and resulted in the recognition of restructuring, exit and impairment charges in the Condensed Consolidated Statements of Comprehensive Income during 2014 and 2013.

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

Impairments of definite-lived assets are recognized when, as a result of the restructuring activities initiated, the carrying amount of the long-lived asset is not expected to be fully recoverable.  The impairments recognized were equal to the difference between the carrying amount of the asset and the estimated fair value of the asset, which was determined using observable inputs, including the use of appraisals from independent third parties when available, and, when observable inputs were not available, was determined using the Company’s assumptions, including the data that market participants would use in pricing the asset, based on the best information available in the circumstances.  Specifically, the Company used discounted cash flows to determine the fair value of the asset when observable inputs were unavailable.

The Company has reported restructuring and exit activities based on the specific driver of the cost and reflected the expense in the accounting period when the cost has been committed or incurred, as appropriate. The following table is a summary of the expense associated with the restructuring, exit and impairment activities for the three months ended March 29, 2014 and March 30, 2013.  The 2014 charges consist of expenses related to actions initiated in 2013. The 2013 charges consist of expenses related to actions initiated in 2013 and 2012.

(in millions)	March 29, 2014	March 30, 2013
Restructuring activities:
Employee termination and other benefits	$—	$1.8
Current asset write-downs (recoveries)	(0.3)	0.3
Transformation and other costs:
Consolidation of manufacturing footprint	0.3	1.1
Retention and relocation costs	—	0.1
Asset disposition actions:
Definite-lived asset impairments on disposal	—	2.3
Total restructuring, exit and impairment charges	$0.0	$5.6

The Company anticipates it may incur between $2 million and $4 million of additional restructuring charges in 2014 primarily related to known restructuring activities initiated during 2013 in the Boat segment.  Reductions in demand for the Company’s products, further refinement of its product portfolio or further opportunities to consolidate manufacturing facilities and reduce costs, may result in additional restructuring, exit or impairment charges in future periods.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Actions Initiated in 2013

In the fourth quarter of 2013, the Company made the decision to outsource woodworking operations for its fiberglass sterndrive boats, which resulted in long-lived asset impairment charges. The Company announced in the first quarter of 2013 the consolidation of its yacht and motoryacht production at its Palm Coast, Florida manufacturing plant. As a result, the Company suspended manufacturing at its Sykes Creek boat manufacturing facility in nearby Merritt Island, Florida at the end of June 2013. The Company recorded restructuring, exit and impairment charges in 2013 and 2014 related to these actions.

The restructuring, exit and impairment charges recorded in the three months ended March 29, 2014 and March 30, 2013, related to actions initiated in 2013, by reportable segment, are summarized below:

(in millions)	March 29, 2014	March 30, 2013
Boat	$0.0	$3.1
Corporate	—	0.7
Total	$0.0	$3.8

The following is a summary of the charges by category associated with the Company’s 2013 restructuring initiatives:

(in millions)	March 29, 2014	March 30, 2013
Restructuring activities:
Employee termination and other benefits	$—	$1.7
Current asset write-downs (recoveries)	(0.3)	0.3
Transformation and other costs:
Consolidation of manufacturing footprint	0.3	0.1
Retention and relocation costs	—	0.1
Asset disposition actions:
Definite-lived asset impairments	—	1.6
Total restructuring, exit and impairment charges	$0.0	$3.8

The restructuring, exit and impairment charges recorded in the three months ended March 29, 2014 related to actions initiated in 2013, by reportable segment and category, are summarized below:

(in millions)	Boat	Total
Current asset write-downs (recoveries)	$(0.3)	$(0.3)
Transformation and other costs	0.3	0.3
Total restructuring, exit and impairment charges	$0.0	$0.0

The restructuring, exit and impairment charges recorded in the three months ended March 30, 2013 related to actions initiated in 2013, by reportable segment and category, are summarized below:

(in millions)	Boat	Corporate	Total
Employee termination and other benefits	$1.0	$0.7	$1.7
Current asset write-downs	0.3	—	0.3
Transformation and other costs	0.2	—	0.2
Asset disposition actions	1.6	—	1.6
Total restructuring, exit and impairment charges	$3.1	$0.7	$3.8

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the activity for restructuring, exit and impairment charges during the three months ended March 29, 2014 related to actions initiated in 2013. The accrued costs as of March 29, 2014 represent cash expenditures needed to satisfy remaining obligations, the majority of which are expected to be paid by the end of 2014 and are included in Accrued expenses in the Condensed Consolidated Balance Sheets.

(in millions)	Accrued Costs as of Jan. 1, 2014	Costs/(Income)Recognized in 2014	Non-cash (Charges)/Gains	Net Cash (Payments)/Receipts	Accrued Costs as of March 29, 2014
Employee termination and other benefits	$2.3	$—	$—	$(1.2)	$1.1
Current asset write-downs (recoveries)	—	(0.3)	—	0.3	—
Transformation and other costs:
Consolidation of manufacturing footprint	—	0.3	—	(0.3)	—
Loss on sale of non-strategic assets	0.7	—	—	—	0.7
Total restructuring, exit and impairment charges	$3.0	$0.0	$—	$(1.2)	$1.8

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

There were no restructuring, exit and impairment charges recorded during the three months ended March 29, 2014, related to actions initiated in 2012. The restructuring, exit and impairment charges recorded in the three months March 30, 2013, related to actions initiated in 2012, by reportable segment, are summarized below:

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

The restructuring and impairment charges recorded in the three months ended March 30, 2013 related to actions initiated in 2012, by reportable segment and category, are summarized below:

(in millions)	Boat	Total
Employee termination and other benefits	$0.1	$0.1
Transformation and other costs	1.0	1.0
Asset disposition actions	0.7	0.7
Total restructuring, exit and impairment charges	$1.8	$1.8

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the activity for restructuring, exit and impairment charges during the three months ended March 29, 2014 related to actions initiated in 2012. The accrued costs as of March 29, 2014 represent cash expenditures needed to satisfy remaining obligations, the majority of which are expected to be paid by the end of 2014 and are included in Accrued expenses in the Condensed Consolidated Balance Sheets.

(in millions)	Accrued Costs as of Jan. 1, 2014	Costs Recognized in 2014	Non-cash Charges	Net Cash Payments	Accrued Costs as of March 29, 2014
Employee termination and other benefits	$0.2	$—	$—	$(0.1)	$0.1
Transformation and other costs:
Consolidation of manufacturing footprint	2.5	—	—	(0.5)	2.0
Total restructuring, exit and impairment charges	$2.7	$—	$—	$(0.6)	$2.1

Note 4 – Financial Instruments

The Company operates globally with manufacturing and sales facilities in various locations around the world.  Due to the Company’s global operations, the Company engages in activities involving both financial and market risks.  The Company utilizes normal operating and financing activities, along with derivative financial instruments, to minimize these risks.

Derivative Financial Instruments. The Company uses derivative financial instruments to manage its risks associated with movements in foreign currency exchange rates, interest rates and commodity prices.  Derivative instruments are not used for trading or speculative purposes.  For certain derivative contracts, on the date a derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction (cash flow hedge).  The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction.  This process includes linking derivatives that are designated as hedges to specific forecasted transactions.  The Company also assesses, both at the hedge’s inception and monthly thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in the anticipated cash flows of the hedged item.  If the hedging relationship ceases to be highly effective, or it becomes probable that a forecasted transaction is no longer expected to occur, gains and losses on the derivative are recorded in Cost of sales or Interest expense as appropriate.  There were no material adjustments as a result of ineffectiveness to the results of operations for the three months ended March 29, 2014 and March 30, 2013. The fair value of derivative financial instruments is determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded.  The effects of derivative and financial instruments are not expected to be material to the Company’s financial position or results of operations when considered together with the underlying exposure being hedged. Use of derivative financial instruments exposes the Company to credit risk with its counterparties when the fair value of a derivative contract is an asset. The Company mitigates this risk by entering into derivative contracts with highly rated counterparties. The maximum amount of loss due to counterparty credit risk is limited to the asset value of derivative financial instruments.

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

A cash flow hedge requires that as changes in the fair value of derivatives occur, the portion of the change deemed to be effective is recorded temporarily in Accumulated other comprehensive loss, an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  As of March 29, 2014, the term of derivative instruments hedging forecasted transactions ranged from one to 20 months.

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

Forward exchange contracts outstanding at March 29, 2014 and December 31, 2013 had notional contract values of $155.4 million and $159.1 million, respectively.  Option contracts outstanding at March 29, 2014 and December 31, 2013 had notional contract values of $75.7 million and $71.9 million, respectively.  The forward and options contracts outstanding at March 29, 2014, mature during 2014 and 2015 and mainly relate to the Euro, Japanese yen, Canadian dollar, Australian dollar, Brazilian real, Mexican peso, Swedish krona, Norwegian krone, British pound and New Zealand dollar. As of March 29, 2014, the Company estimates that during the next 12 months, it will reclassify approximately $0.3 million of net losses (based on current rates) from Accumulated other comprehensive loss to Cost of sales.

Interest Rate. The Company enters into forward starting interest rate swaps to hedge the interest rate risk associated with anticipated debt issuances. There were no forward starting interest rate swaps outstanding at March 29, 2014 and December 31, 2013.

As of both March 29, 2014 and December 31, 2013, the Company had $5.3 million of net deferred losses associated with all forward starting interest rate swaps, which were included in Accumulated other comprehensive loss.  These amounts include gains deferred on forward starting interest rate swaps terminated in July 2006, net of losses deferred on forward starting swaps terminated in August 2008 and forward starting swaps terminated in May 2013.  As of March 29, 2014, the Company estimates that during the next 12 months, it will reclassify approximately $0.1 million of net losses resulting from settled forward starting interest rate swaps from Accumulated other comprehensive loss to Interest expense.

Commodity Price. The Company uses commodity swaps to hedge anticipated purchases of aluminum, copper and natural gas.  Commodity swap contracts outstanding at March 29, 2014 and December 31, 2013 had notional contract values of $32.7 million and $26.2 million, respectively.  The contracts outstanding mature through 2015.  The amount of gain or loss associated with these instruments are deferred in Accumulated other comprehensive loss and are recognized in Cost of sales in the same period or periods during which the hedged transaction affects earnings.  As of March 29, 2014, the Company estimates that during the next 12 months it will reclassify approximately $0.3 million in net losses (based on current prices) from Accumulated other comprehensive loss to Cost of sales.

As of March 29, 2014, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets		Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid expenses and other	$2.1	Accrued expenses	$1.5
Commodity contracts	Prepaid expenses and other	0.0	Accrued expenses	1.5
Total		$2.1		$3.0

Other Hedging Activity
Foreign exchange contracts	Prepaid expenses and other	$0.2	Accrued expenses	$0.1
Total		$0.2		$0.1

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of December 31, 2013, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets		Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid expenses and other	$2.6	Accrued expenses	$2.4
Commodity contracts	Prepaid expenses and other	0.0	Accrued expenses	1.2
Total		$2.6		$3.6

Other Hedging Activity
Foreign exchange contracts	Prepaid expenses and other	$0.1	Accrued expenses	$0.9
Total		$0.1		$0.9

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 29, 2014 was:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)
Foreign exchange contracts	$0.0	Cost of sales	$(0.4)
Commodity contracts	(1.1)	Cost of sales	(2.2)
Total	$(1.1)		$(2.6)

Other Hedging Activity	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
Foreign exchange contracts	Cost of sales	$(0.5)
Foreign exchange contracts	Other income, net	(0.1)
Total		$(0.6)

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

Fair Value of Other Financial Instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, accounts and notes receivable and short-term debt, including current maturities of long-term debt, approximate their fair values because of the short maturity of these instruments.  At March 29, 2014 and December 31, 2013, the fair value of the Company’s long-term debt was approximately $468.9 million and $461.6 million, respectively, and was determined using Level 1 and Level 2 inputs described in Note 5 – Fair Value Measurements, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt.  The carrying value of long-term debt, including current maturities, was $459.2 million and $459.8 million as of March 29, 2014 and December 31, 2013, respectively.

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

The following table summarizes Brunswick’s financial assets and liabilities measured at fair value on a recurring basis as of March 29, 2014:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$68.8	$1.0	$—	$69.8
Short-term investments in marketable securities	0.8	—	—	0.8
Restricted cash	8.9	—	—	8.9
Derivatives	—	2.3	—	2.3
Total assets	$78.5	$3.3	$—	$81.8

Liabilities:
Derivatives	$—	$3.1	$—	$3.1
Other	4.4	45.9	—	50.3
Total liabilities	$4.4	$49.0	$—	$53.4

The following table summarizes Brunswick’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$119.7	$59.7	$—	$179.4
Short-term investments in marketable securities	0.8	11.9	—	12.7
Restricted cash	6.5	—	—	6.5
Derivatives	—	2.7	—	2.7
Total assets	$127.0	$74.3	$—	$201.3

Liabilities:
Derivatives	$—	$4.5	$—	$4.5
Other	4.6	47.8	—	52.4
Total liabilities	$4.6	$52.3	$—	$56.9

Refer to Note 4 – Financial Instruments for additional information related to the fair value of derivative assets and liabilities by class. Other liabilities shown in the tables above include certain deferred compensation plans of the Company. In addition to the items shown in the tables above, refer to Note 16 in the Company's 2013 Form 10-K for further discussion regarding the fair value measurements associated with the Company’s postretirement benefit plans.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 6 – Share-Based Compensation

Under the 2003 Stock Incentive Plan (Plan), the Company may grant stock options, stock appreciation rights (SARs), non-vested stock and other types of share-based awards to executives and other management employees.  Under the Plan, the Company may issue up to 13.1 million shares from treasury shares and from authorized, but unissued, shares of common stock.  As of March 29, 2014, 1.6 million shares remained available for grant.

Stock Options and SARs

Between 2005 and 2012, the Company issued stock-settled SARs and has not issued any stock options since 2004. The Company has not issued SARs in 2014 or 2013. In the three months ended March 29, 2014 and March 30, 2013, there was $0.3 million and $1.3 million, respectively, of total expense after adjusting for forfeitures, due to amortization of SARs granted.

Non-vested stock awards

The Company grants both stock-settled and cash-settled non-vested stock units and awards to key employees as determined by the Human Resources and Compensation Committee. During the three months ended March 29, 2014 and March 30, 2013, the Company granted 0.3 million and 0.2 million stock awards, respectively. The Company recognizes the cost of non-vested stock units and awards on a straight-line basis over the requisite service period. Additionally, cash-settled non-vested stock units and awards are recorded as a liability in the balance sheet and adjusted to fair value each reporting period through stock compensation expense. See Note 5 – Fair Value Measurements for further discussion. During the three months ended March 29, 2014 and March 30, 2013, $2.2 million and $2.5 million, respectively, was charged to compensation expense for non-vested stock awards.

As of March 29, 2014, the Company had $14.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. The Company expects this cost to be recognized over a weighted average period of 1.6 years.

Performance Awards

In both February 2014 and 2013, the Company granted 0.1 million performance shares to certain senior executives. The share awards are based on two performance measures--a cash flow return on investment (CFROI) measure and a total shareholder return (TSR) modifier. Target performance shares are earned based on a one-year CFROI performance period, commencing at the beginning of the calendar year of each grant. The performance shares earned from CFROI performance are then subject to a TSR modifier based on stock price performance measured against a predefined comparator group over a three-year performance period which starts at the beginning of the calendar year of each grant. Additionally, in February 2014 and 2013, the Company granted 24,600 and 26,000 performance shares, respectively, to non-executive officers and certain senior managers based solely on the CFROI measure utilizing the same one-year performance period mentioned above. Based on projections of probable attainment of the CFROI measure and the projected TSR modifier used to determine the performance awards, $1.6 million and $0.8 million, respectively, was charged to compensation expense for the three months ended March 29, 2014 and March 30, 2013.

The fair values of the senior executives' performance share award grants with a TSR modifier at the grant date in 2014 and 2013 were $41.38 and $35.93, respectively, which were estimated using the Monte Carlo valuation model, and incorporated the following assumptions:

	2014	2013
Risk-free interest rate	0.6%	0.4%
Dividend yield (A)	—	0.1%
Volatility factor	43.7%	53.0%
Expected life of award	2.9 years	2.9 years

(A) In 2014, the Company used an assumption of dividend reinvestment to value performance share grants.

The fair value of the non-executive officers and certain senior managers' performance awards granted based solely on the CFROI performance factor was $40.44 and $34.65, respectively, which was equal to the stock price on the date of grant in 2014 and 2013, respectively.

As of March 29, 2014, the Company had $6.4 million of total unrecognized compensation cost related to performance awards. The Company expects this cost to be recognized over a weighted average period of 1.3 years.

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

Basic and diluted earnings (loss) per common share for the three months ended March 29, 2014 and March 30, 2013, were calculated as follows:

(in millions, except per share data)	March 29, 2014	March 30, 2013
Net earnings from continuing operations	$57.0	$54.9
Net loss from discontinued operations, net of tax	—	(5.1)
Net earnings	$57.0	$49.8

Weighted average outstanding shares – basic	93.3	90.6
Dilutive effect of common stock equivalents	1.7	2.9
Weighted average outstanding shares – diluted	95.0	93.5

Basic earnings (loss) per common share:
Continuing operations	$0.61	$0.61
Discontinued operations	—	(0.06)
Net earnings	$0.61	$0.55

Diluted earnings (loss) per common share:
Continuing operations	$0.60	$0.59
Discontinued operations	—	(0.06)
Net earnings	$0.60	$0.53

As of March 29, 2014, the Company had 3.5 million options outstanding, of which 3.0 million were exercisable.  This compares with 6.9 million options outstanding, of which 5.1 million were exercisable, as of March 30, 2013.  During the three months ended March 29, 2014 and March 30, 2013, there were 0.3 million and 1.0 million average shares of options outstanding, respectively, for which the exercise price was greater than the average market price of the Company’s shares for the period then ended.  These options were not included in the computation of diluted earnings per common share because the effect would have been anti-dilutive. Changes in average outstanding basic shares from March 30, 2013 to March 29, 2014, reflect the impact of options exercised and the vesting of stock and performance awards since the beginning of 2013.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 8 – Commitments and Contingencies

Financial Commitments

The Company has entered into guarantees of indebtedness of third parties, primarily in connection with customer financing programs.  Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount that is less than total obligations outstanding.  The Company has also extended guarantees to third parties that have purchased customer receivables from Brunswick and, in certain instances, has guaranteed secured term financing of its customers.  Potential payments in connection with these customer financing arrangements generally extend over several years.  The potential cash obligations associated with these customer financing arrangements as of March 29, 2014 and December 31, 2013 were:

	Single Year Obligation		Maximum Obligation
(in millions)	March 29, 2014	December 31, 2013	March 29, 2014	December 31, 2013
Marine Engine	$8.9	$8.8	$8.9	$8.8
Boat	2.7	3.1	2.7	3.1
Fitness	25.7	24.4	29.6	28.9
Bowling & Billiards	0.4	0.5	0.7	0.9
Total	$37.7	$36.8	$41.9	$41.7

In most instances, upon repurchase of the receivable or note, the Company receives rights to the collateral securing the financing.  The Company’s risk under these arrangements is partially mitigated by the value of the collateral that secures the financing.  The Company had $1.6 million accrued for potential losses related to recourse exposure at both March 29, 2014 and December 31, 2013. The Company's recourse accrual represents the expected losses that could result from requirements to repurchase receivables or notes, after giving affect to anticipated proceeds from collections.

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the customer, to repurchase from the third-party lender those Brunswick products repossessed from the customer.  These arrangements are typically subject to a maximum repurchase amount. The potential cash payments the Company could be required to make to repurchase collateral as of March 29, 2014 and December 31, 2013 were:

	Single Year Obligation		Maximum Obligation
(in millions)	March 29, 2014	December 31, 2013	March 29, 2014	December 31, 2013
Marine Engine	$2.3	$2.2	$2.3	$2.2
Boat	61.5	62.5	61.5	62.5
Bowling & Billiards	0.2	0.3	0.2	0.3
Total	$64.0	$65.0	$64.0	$65.0

The Company’s risk under these repurchase arrangements is partially mitigated by the value of the products repurchased as part of the transaction.  The Company had $1.6 million and $1.7 million accrued for potential losses related to repurchase exposure at March 29, 2014 and December 31, 2013, respectively.  The Company’s repurchase accrual represents the expected losses that could result from obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of those products to alternative dealers.

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

The Company has accounts receivable sale arrangements with third parties which are included in the guarantee arrangements discussed above.  The Company treats the sale of receivables in which the Company retains an interest as a secured obligation as the transfers of the receivables under these arrangements do not meet the requirements of a “true sale.”  Accordingly, the current portion of receivables underlying these arrangements of $33.5 million and $36.2 million was recorded in Accounts and notes receivable and Accrued expenses as of March 29, 2014 and December 31, 2013, respectively.  Further, the long-term portion of

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

these arrangements of $18.9 million as of both March 29, 2014 and December 31, 2013, was recorded in Other long-term assets and Other long-term liabilities.

Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling $18.9 million and $15.8 million, respectively, as of March 29, 2014.  A large portion of these standby letters of credit and surety bonds are related to the Company’s self-insured workers’ compensation program as required by its insurance companies and various state agencies.  The Company has recorded reserves to cover the anticipated liabilities associated with these programs.  Under certain circumstances, such as an event of default under the Company’s revolving credit facility, or, in the case of surety bonds, a ratings downgrade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds.  The Company was not required to post letters of credit as collateral against surety bonds as of March 29, 2014.

The Company has a collateral trust arrangement with insurance carriers and a trustee bank.  The trust is owned by the Company, but the assets are pledged as collateral against workers’ compensation related obligations in lieu of other forms of collateral including letters of credit.  In connection with this arrangement, the Company had $8.9 million and $6.5 million of cash in the trust, as of March 29, 2014 and December 31, 2013, respectively, which was classified as Restricted cash in the Company’s Condensed Consolidated Balance Sheets. In the first quarter of 2014, there was a $2.4 million transfer of cash from Cash and cash equivalents to Restricted cash in the Company's Condensed Consolidated Balance Sheets related to annual collateral requirements for the current policy year.

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

The following activity related to product warranty liabilities was recorded in Accrued expenses during the three months ended March 29, 2014 and March 30, 2013:

(in millions)	March 29, 2014	March 30, 2013
Balance at beginning of period	$120.8	$127.7
Payments made	(11.4)	(13.3)
Provisions/additions for contracts issued/sold	11.2	13.5
Aggregate changes for preexisting warranties	(3.6)	(1.1)
Balance at end of period	$117.0	$126.8

Additionally, end users of the Company's Marine Engine, Boat and Fitness segments' products may purchase a contract from the Company that extends product warranty beyond the standard period.  For certain extended warranty contracts in which the Company retains the warranty or administration obligation, a deferred liability is recorded based on the aggregate sales price for contracts sold.  The deferred liability is reduced and revenue is recognized on a straight-line basis over the contract period during which costs are expected to be incurred.  Deferred revenue associated with contracts sold by the Company that extend product protection beyond the standard product warranty period, not included in the table above, was $57.6 million at both March 29, 2014 and December 31, 2013, and is recorded in Accrued expenses and Other long-term liabilities.

Legal and Environmental

The Company accrues for litigation exposure when it is probable that future costs will be incurred and such costs can be reasonably estimated. Adjustments to estimates are recorded in the period the adjustments are identified. Management does not believe that there is a reasonable possibility that a material loss exceeding the amounts already recognized for the Company’s litigation claims and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition, results of operations and cash flows could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

There were no significant changes during the three months ended March 29, 2014, to the legal and environmental commitments that were discussed in Note 12 to the consolidated financial statements in the 2013 Form 10-K.

Note 9 – Financing Receivables

The Company has recorded financing receivables, which are defined as a contractual right to receive money, recognized as assets on its Condensed Consolidated Balance Sheets as of March 29, 2014, December 31, 2013 and March 30, 2013.  Substantially all of the Company’s financing receivables are for commercial customers.  The Company classifies its financing receivables into three categories: receivables repurchased under recourse provisions (Recourse Receivables); receivables sold to third-party finance companies (Third-Party Receivables); and customer notes and other (Other Receivables).  Recourse Receivables are the result of the contingent recourse arrangements discussed in Note 8 – Commitments and Contingencies.  Third-Party Receivables are accounts that have been sold to third-party finance companies, but do not meet the definition of a true sale, and are therefore recorded as an asset with an offsetting balance recorded as a secured obligation in Accrued expenses and Other long-term liabilities as discussed in Note 8 – Commitments and Contingencies.  Other Receivables are mostly comprised of notes from customers, which are originated by the Company in the normal course of business.  Financing receivables are carried at their face amounts less an allowance for doubtful accounts.

The Company sells a broad range of recreational products to a worldwide customer base and extends credit to its customers based upon an ongoing credit evaluation program.  The Company’s business units maintain credit organizations to manage financial exposure and perform credit risk assessments on an individual account basis.  Accounts are not aggregated into categories for credit risk determinations.  Due to the composition of the account portfolio, the Company does not believe that the credit risk posed by the Company’s financing receivables is significant to its operations, financial condition or cash flows.  There were no significant troubled debt restructurings during the three months ended March 29, 2014 and March 30, 2013.

The following are the Company’s financing receivables, excluding trade accounts receivable contractually due within one year, by segment as of March 29, 2014:

(in millions)	Marine Engine	Boat	Fitness	Bowling & Billiards	Corporate	Total
Recourse Receivables:
Short-term	$—	$—	$0.7	$5.0	$—	$5.7
Long-term	—	—	0.2	2.7	—	2.9
Allowance for doubtful accounts	—	—	(0.3)	(4.4)	—	(4.7)
Total	—	—	0.6	3.3	—	3.9

Third-Party Receivables:
Short-term	11.4	2.3	19.8	—	—	33.5
Long-term	—	—	18.9	—	—	18.9
Allowance for doubtful accounts	—	—	—	—	—	—
Total	11.4	2.3	38.7	—	—	52.4

Other Receivables:
Short-term	9.0	0.3	0.5	—	0.2	10.0
Long-term	0.9	0.1	0.1	—	1.3	2.4
Allowance for doubtful accounts	—	(0.3)	—	—	—	(0.3)
Total	9.9	0.1	0.6	—	1.5	12.1

Total Financing Receivables	$21.3	$2.4	$39.9	$3.3	$1.5	$68.4

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following are the Company’s financing receivables, excluding trade accounts receivable contractually due within one year, by segment as of December 31, 2013:

(in millions)	Marine Engine	Boat	Fitness	Bowling & Billiards	Corporate	Total
Recourse Receivables:
Short-term	$—	$—	$0.7	$5.2	$—	$5.9
Long-term	—	—	0.2	2.7	—	2.9
Allowance for doubtful accounts	—	—	(0.4)	(4.4)	—	(4.8)
Total	—	—	0.5	3.5	—	4.0

Third-Party Receivables:
Short-term	12.0	3.1	21.1	—	—	36.2
Long-term	—	—	18.9	—	—	18.9
Allowance for doubtful accounts	—	—	—	—	—	—
Total	12.0	3.1	40.0	—	—	55.1

Other Receivables:
Short-term	10.2	0.3	0.6	—	0.2	11.3
Long-term	0.9	0.2	0.1	—	—	1.2
Allowance for doubtful accounts	—	(0.3)	—	—	—	(0.3)
Total	11.1	0.2	0.7	—	0.2	12.2

Total Financing Receivables	$23.1	$3.3	$41.2	$3.5	$0.2	$71.3

The following table sets forth activity related to the allowance for doubtful accounts on financing receivables during the three months ended March 29, 2014:

(in millions)	Boat	Fitness	Bowling & Billiards	Total
Recourse Receivables:
Beginning balance	$—	$0.4	$4.4	$4.8
Current period provision	—	—	(0.1)	(0.1)
Direct write-downs	—	(0.1)	—	(0.1)
Recoveries	—	—	0.1	0.1
Ending balance	$—	$0.3	$4.4	$4.7

Other Receivables:
Beginning balance	$0.3	$—	$—	$0.3
Current period provision	—	—	—	—
Direct write-downs	—	—	—	—
Recoveries	—	—	—	—
Ending balance	$0.3	$—	$—	$0.3

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth activity related to the allowance for doubtful accounts on financing receivables during the three months ended March 30, 2013:

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Operating Segments

The following table sets forth net sales and operating earnings (loss) of each of the Company's operating segments, which are also the Company's reportable segments, for the three months ended March 29, 2014 and March 30, 2013:

	Net Sales		Operating Earnings (Loss)
(in millions)	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Marine Engine	$505.1	$521.8	$61.7	$71.5
Boat	282.8	289.7	8.4	2.4
Marine eliminations	(73.1)	(67.6)	—	—
Total Marine	714.8	743.9	70.1	73.9
Fitness	175.6	166.2	29.8	24.5
Bowling & Billiards	78.8	85.2	12.7	14.9
Pension - non-service costs	—	—	(3.7)	(4.9)
Corporate/Other	—	—	(14.2)	(18.5)
Total	$969.2	$995.3	$94.7	$89.9

The following table sets forth total assets of each of the Company's reportable segments:

	Total Assets
(in millions)	March 29, 2014	December 31, 2013
Marine Engine	$975.2	$803.6
Boat	366.1	330.3
Total Marine	1,341.3	1,133.9
Fitness	545.0	551.2
Bowling & Billiards	248.6	250.6
Corporate/Other	810.8	980.1
Total	$2,945.7	$2,915.8

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

The following is a summary of the Company’s available-for-sale securities as of March 29, 2014:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)
U.S. Treasury Bills	$0.8	$—	$—	$0.8
Total available-for-sale securities	$0.8	$—	$—	$0.8

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following is a summary of the Company’s available-for-sale securities as of December 31, 2013:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)
Corporate Bonds	$11.9	$—	$—	$11.9
U.S. Treasury Bills	0.8	—	—	0.8
Total available-for-sale securities	$12.7	$—	$—	$12.7

The net carrying value and estimated fair value of debt securities at March 29, 2014, by contractual maturity, are shown below:

(in millions)	Amortized cost	Fair value (net carrying amount)
Available-for-sale debt securities:
Due in one year or less	$0.8	$0.8
Total available-for-sale debt securities	$0.8	$0.8

The net carrying value and estimated fair value of debt securities at December 31, 2013, by contractual maturity, are shown below:

(in millions)	Amortized cost	Fair value (net carrying amount)
Available-for-sale debt securities:
Due in one year or less	$12.7	$12.7
Total available-for-sale debt securities	$12.7	$12.7

The Company had $11.9 million and $80.6 million in redemptions of available-for-sale securities during the three months ended March 29, 2014 and March 30, 2013, respectively. The net adjustment to Unrealized investment losses on available-for-sale securities included in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets was $0.0 million for both the three months ended March 29, 2014 and March 30, 2013.

At each reporting date, management reviews the debt securities to determine if any loss in the value of a security below its amortized cost should be considered “other-than-temporary.”  For the evaluation, management determines whether it intends to sell or if it is more likely than not that it will be required to sell the securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and the strategy for managing the Company’s securities portfolio. For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is likely the amortized cost value will be recovered. The Company also considers the nature of the securities, the credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, market conditions and whether the Company intends to sell or whether it is more likely than not the Company will be required to sell the debt securities.  As of March 29, 2014, there were no unrealized losses related to debt securities that required management evaluation.

Equity Investments

The Company has certain unconsolidated international and domestic affiliates that are accounted for using the equity method. Refer to Note 13 – Financial Services for more details on the Company’s Brunswick Acceptance Company, LLC joint venture. Refer to Note 8 to the consolidated financial statements in the 2013 Form 10-K for further detail relating to the Company's investments.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 12 – Comprehensive Income

Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets includes prior service costs and credits and net actuarial gains and losses for defined benefit plans; foreign currency cumulative translation adjustments; unrealized derivative gains and losses; and unrealized investment gains and losses, all net of tax.  Changes in the components of Accumulated other comprehensive loss for the three months ended March 29, 2014 and March 30, 2013 were as follows:

(in millions)	March 29, 2014	March 30, 2013
Net earnings	$57.0	$49.8
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	(1.6)	(7.0)
Net change in unamortized prior service credits	(0.3)	(1.7)
Net change in unamortized actuarial losses	2.5	5.9
Net change in unrealized derivative losses	0.9	(0.3)
Total other comprehensive income (loss)	1.5	(3.1)
Comprehensive income	$58.5	$46.7

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the three months ended March 29, 2014:

(in millions)	Foreign currency translation	Prior service credits	Actuarial losses	Derivative losses	Total
Beginning balance	$11.0	$(2.6)	$(398.6)	$(11.3)	$(401.5)
Other comprehensive income (loss) before reclassifications	(1.6)	—	0.2	(0.7)	(2.1)
Amounts reclassified from Accumulated other comprehensive loss	—	(0.3)	2.3	1.6	3.6
Net current-period other comprehensive income (loss)	(1.6)	(0.3)	2.5	0.9	1.5
Ending balance	$9.4	$(2.9)	$(396.1)	$(10.4)	$(400.0)

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the three months ended March 30, 2013:

(in millions)	Foreign currency translation	Prior service credits	Actuarial losses	Derivatives losses	Total
Beginning balance	$18.4	$4.4	$(567.2)	$(10.7)	$(555.1)
Other comprehensive income (loss) before reclassifications	(7.0)	—	0.2	(1.6)	(8.4)
Amounts reclassified from Accumulated other comprehensive loss	—	(1.7)	5.7	1.3	5.3
Net current-period other comprehensive income (loss)	(7.0)	(1.7)	5.9	(0.3)	(3.1)
Ending balance	$11.4	$2.7	$(561.3)	$(11.0)	$(558.2)

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents reclassification adjustments out of Accumulated other comprehensive loss during the three months ended March 29, 2014:

(in millions)
Details about Accumulated other comprehensive income (loss) components	Amount reclassified from Accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Amortization of defined benefit items:
Prior service credits	$0.5	(A)
Net actuarial losses	(3.7)	(A)
	(3.2)	Total before tax
	1.2	Tax benefit
	$(2.0)	Net of tax

Amount of loss reclassified into earnings on derivative contracts:
Foreign exchange contracts	$(0.4)	Cost of sales
Commodity contracts	(2.2)	Cost of sales
	(2.6)	Total before tax
	1.0	Tax benefit
	$(1.6)	Net of tax

(A) These Accumulated other comprehensive income (loss) components are included in the computation of net pension and other benefit costs. See Note 15 – Pension and Other Postretirement Benefits for additional details.

The following table presents reclassification adjustments out of Accumulated other comprehensive loss during the three months ended March 30, 2013:

(in millions)
Details about Accumulated other comprehensive income (loss) components	Amount reclassified from Accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Amortization of defined benefit items:
Prior service credits	$1.7	(A)
Net actuarial losses	(5.7)	(A)
	(4.0)	Total before tax
	—	Tax benefit (B)
	$(4.0)	Net of tax

Amount of gain (loss) reclassified into earnings on derivative contracts:
Interest rate contracts	$0.3	Interest expense
Foreign exchange contracts	(1.3)	Cost of sales
Commodity contracts	(0.4)	Cost of sales
	(1.4)	Total before tax
	0.1	Tax benefit (B)
	$(1.3)	Net of tax

(A) These Accumulated other comprehensive income (loss) components are included in the computation of net pension and other benefit costs. See Note 15 – Pension and Other Postretirement Benefits for additional details.

(B) Pre-tax and after-tax amounts are substantially the same as the Company maintained a tax valuation allowance for these items until its reversal at December 31, 2013. See Note 14 – Income Taxes for additional details.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

In March 2013, the term of the BAC joint venture was extended through December 31, 2016.  The joint venture agreement contains provisions allowing for the renewal of the agreement or the purchase of the other party’s interest in the joint venture at the end of its term.  Alternatively, either partner may terminate the agreement at the end of its term.  The joint venture agreement contains a financial covenant that is conformed to the minimum fixed-charge coverage ratio test contained in the Facility as described in Note 16 – Debt.  Compliance with the fixed-charge coverage ratio test under the joint venture agreement is only required when the Company’s Availability under the Facility, as described in Note 16 – Debt, is below $37.5 million.  As of March 29, 2014, the Company was in compliance with the fixed-charge coverage ratio covenant under both the joint venture agreement and the Facility.

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

The Company considers BFS’s investment in BAC as an investment in a variable interest entity of which the Company is not the primary beneficiary.  To be considered the primary beneficiary, the Company must have the power to direct the activities of BAC that most significantly impact BAC’s economic performance and the Company must have the obligation to absorb losses or the right to receive benefits from BAC that could be potentially significant to BAC.  Based on a qualitative analysis performed by the Company, BFS did not meet the definition of a primary beneficiary.  As a result, BFS’s investment in BAC is accounted for by the Company under the equity method and is recorded as a component of Equity investments in its Condensed Consolidated Balance Sheets.  The Company records BFS’s share of income or loss in BAC based on its ownership percentage in the joint venture in Equity loss in its Condensed Consolidated Statements of Comprehensive Income.  BFS’s equity investment is adjusted monthly to maintain a 49 percent interest in accordance with the capital provisions of the joint venture agreement.  The Company funds its investment in BAC through cash contributions and reinvested earnings.  BFS’s total investment in BAC at March 29, 2014 and December 31, 2013 was $13.8 million and $11.2 million, respectively.

The Company’s maximum loss exposure relating to BAC is detailed as follows:

(in millions)	March 29, 2014	December 31, 2013
Investment	$13.8	$11.2
Repurchase and recourse obligations (A)	51.7	51.8
Liabilities (B)	(1.2)	(1.4)
Total maximum loss exposure	$64.3	$61.6

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

During both the three months ended March 29, 2014 and March 30, 2013, BFS recorded income of $1.1 million related to the operations of BAC. This income includes amounts earned by BFS under the aforementioned income sharing agreement.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 14 – Income Taxes

The Company recognized an income tax provision from continuing operations for the three months ended March 29, 2014 of $30.4 million, which included a net charge of $0.4 million mainly associated with the impact of tax rate changes. The Company recognized an income tax provision from continuing operations of $21.9 million for the three months ended March 30, 2013, which included a net charge of $11.1 million associated with unfavorable valuation allowance adjustments primarily related to stock-based compensation. The effective tax rate from continuing operations, which is calculated as the income tax benefit or provision as a percentage of pretax income, for the three months ended March 29, 2014 and March 30, 2013, was 34.8 percent and 28.5 percent, respectively.

Beginning in the third quarter of 2008, the Company maintained a full valuation allowance against certain deferred tax assets for federal and the majority of its state and foreign jurisdictions, having determined it was more likely than not that the deferred tax assets would not be realized. The determination of recording and releasing valuation allowances against deferred tax assets is made, in part, pursuant to the Company's assessment as to whether it is more likely than not that the Company will generate sufficient future taxable income against which benefits of the deferred tax assets may or may not be realized. Significant judgment is required in making estimates regarding the Company’s ability to generate income in future periods. The Company continued to maintain valuation allowances through the third quarter of 2013 as there was insufficient positive evidence to overcome the substantial negative evidence of cumulative losses in periods preceding 2013.

In the fourth quarter of 2013, the Company reached the conclusion that it was appropriate to release valuation allowance reserves against a significant portion of its federal deferred tax assets and against certain state deferred tax assets due to the sustained positive operating performance of its U.S. operations and the availability of expected future taxable income. Additionally, the Company achieved a cumulative three year income position domestically, reached four consecutive quarters of positive pre-tax operating earnings, and completed its near- and mid-term business plans, all of which were significant positive factors that overcame substantive prior negative evidence. The Company also considered forecasts of future operating results and utilization of net operating losses and tax credits prior to their expiration. Reversal of deferred tax asset valuation allowances also were recorded in the fourth quarter of 2013 for business units located in Norway and Sweden. As a result, the Company recorded a $599.5 million reversal of its deferred tax asset valuation allowance reserves in the fourth quarter of 2013 after determining it was more likely than not that certain deferred tax assets would be realized. The Company's remaining valuation allowance reserves in the U.S. primarily relate to capital loss carryforwards, non-amortizable intangibles, and various state operating loss carryforwards and state tax credits that are subject to restrictive rules for future utilization, as well as for foreign jurisdictions, primarily for Brazil, Portugal and Spain.

The Company has historically provided deferred taxes for the presumed ultimate repatriation to the U.S. of earnings from most of its non-U.S. subsidiaries and unconsolidated affiliates. As of December 31, 2013, the indefinite reversal criterion had been applied to certain entities and allowed the Company to overcome that presumption to the extent the earnings were to be indefinitely reinvested outside the United States. As of January 1, 2014, the Company determined that the indefinite reinvestment assertion should be applied to certain additional non-U.S. subsidiaries' earnings recorded only for 2014 and future years and will be considered indefinitely reinvested. Accordingly, no deferred income taxes have been provided as of March 29, 2014 on the applicable undistributed earnings of the non-U.S. subsidiaries where the indefinite reinvestment assertion has been applied. If at some future date these earning cease to be indefinitely reinvested, the Company may be subject to U.S. income taxes and foreign withholding and other taxes on such amounts.

As of March 29, 2014 and December 31, 2013, the Company had $5.6 million and $6.3 million of gross unrecognized tax benefits, including interest, respectively.  The Company believes it is reasonably possible that the total amount of gross unrecognized tax benefits as of March 29, 2014, could decrease by approximately $1.7 million in the next 12 months due to settlements with taxing authorities or lapses in the statute of limitations.  Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in 2014, but the amount cannot be estimated.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  As of both March 29, 2014 and December 31, 2013, the Company had approximately $0.3 million accrued for the payments of interest. There were no amounts accrued for penalties at March 29, 2014 and December 31, 2013.

The Company is regularly audited by federal, state and foreign tax authorities. The Internal Revenue Service (IRS) has completed its field examination and has issued its Revenue Agents Report for 2010 and all open issues have been resolved. The IRS is currently examining the Company's taxable years 2011 and 2012. Primarily as a result of filing amended returns, which were generated by the closing of federal income tax audits, the Company is still open to state and local tax audits in major tax

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

jurisdictions dating back to the 2004 taxable year. Following the completion in 2013 of the 2002 through 2007 Germany tax audit, the Company is no longer subject to income tax examinations by any major foreign tax jurisdiction for years prior to 2008.

Note 15 – Pension and Other Postretirement Benefits

The Company has defined contribution plans, qualified and nonqualified defined benefit pension plans, and other postretirement benefit plans covering substantially all of its employees. The Company's contributions to its defined contribution plans are largely discretionary and are based on various percentages of compensation, and in some instances are based on the amount of the employees' contributions to the plans. See Note 16 to the consolidated financial statements in the Company's 2013 Form 10-K for further details regarding these plans.

Pension and other postretirement benefit costs included the following components for the three months ended March 29, 2014 and March 30, 2013:

	Pension Benefits		Other Postretirement Benefits
(in millions)	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Service cost	$—	$—	$—	$—
Interest cost	14.7	13.5	0.5	0.5
Expected return on plan assets	(14.7)	(14.3)	—	—
Amortization of prior service credits	—	—	(0.2)	(1.4)
Amortization of net actuarial losses	3.7	5.4	—	0.3
Net pension and other benefit costs	$3.7	$4.6	$0.3	$(0.6)

Portions of Net pension and other benefit costs are recorded in Selling, general and administrative expenses as well as capitalized into inventory. Costs capitalized into inventory are eventually realized through Cost of sales in the Condensed Consolidated Statements of Comprehensive Income.

Employer Contributions and Benefit Payments. During both the three months ended March 29, 2014 and March 30, 2013, the Company contributed $0.6 million to fund benefit payments to its nonqualified pension plan.  The Company did not make any contributions to its qualified pension plans during the three months ended March 29, 2014 and March 30, 2013.  Company contributions are subject to change based on market conditions, pension funding regulations and Company discretion.

Note 16 – Debt

Long-term debt at March 29, 2014 and December 31, 2013, consisted of the following:

(in millions)	March 29, 2014	December 31, 2013
Notes, 7.125% due 2027, net of discount of $0.5 and $0.5	$162.7	$162.7
Senior notes, 4.625% due 2021	150.0	150.0
Debentures, 7.375% due 2023, net of discount of $0.2 and $0.2	103.7	103.7
Loan with Fond du Lac County Economic Development Corporation, 2.0% due 2021, net of discount of $5.7 and $5.9	36.5	36.8
Notes, various up to 5.892% payable through 2022	6.3	6.6
Total long-term debt	459.2	459.8
Current maturities of long-term debt	(5.7)	(6.4)
Long-term debt, net of current maturities	$453.5	$453.4

The Company did not repurchase debt during the first quarter of 2014. The Company repurchased $1.0 million of its Notes due 2027 during the first quarter of 2013 and recorded a $0.1 million Loss on early extinguishment of debt.

In March 2011, the Company entered into a five-year $300.0 million secured, asset-based borrowing facility (Facility).  Borrowings under this Facility are limited to the lesser of $300.0 million or the value of the borrowing base, consisting

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

of certain accounts receivable and inventory of the Company’s domestic subsidiaries.  As of March 29, 2014, the borrowing base totaled $380.5 million, and available borrowing capacity totaled $283.2 million, net of $16.8 million of letters of credit outstanding under the Facility.  The Company has the ability to issue up to $125.0 million in letters of credit under the Facility.  The Company had no borrowings under the Facility during the three months ended March 29, 2014.  The Company pays a facility fee of 25.0 to 62.5 basis points per annum, which is adjusted based on a leverage ratio.  The facility fee was 25.0 basis points per annum as of March 29, 2014.  Under the terms of the Facility, the Company has multiple borrowing options, including borrowing at a rate tied to adjusted LIBOR plus a spread of 225 to 300 basis points, which is adjusted based on a leverage ratio.  The borrowing spread was 225 basis points as of March 29, 2014.  The Company may also borrow at the highest of the following, plus a spread of 125 to 200 basis points, which is adjusted based on a leverage ratio (125 basis points as of March 29, 2014): the Federal Funds rate plus 0.50 percent; the Prime Rate established by JPMorgan Chase Bank, N.A.; or the one month adjusted LIBOR rate plus 1.00 percent.

The Company’s borrowing capacity may also be affected by the fixed charge covenant included in the Facility.  The covenant requires that the Company maintain a fixed charge coverage ratio, as defined in the agreement, of greater than 1.0, whenever unused borrowing capacity plus certain cash balances (together representing Availability), falls below $37.5 million.  At the end of the first quarter of 2014, the Company had a fixed charge coverage ratio in excess of 1.0, and therefore had full access to borrowing capacity available under the Facility.  When the fixed charge covenant ratio is below 1.0, the Company is required to maintain at least $37.5 million of Availability in order to be in compliance with the covenant.  Consequently, the borrowing capacity is effectively reduced by $37.5 million whenever the fixed charge covenant ratio falls below 1.0.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in Management’s Discussion and Analysis are based on non-GAAP financial measures.  Specifically, the discussion of the Company’s cash flows includes an analysis of free cash flows, net debt and total liquidity, and the discussion of the Company's diluted earnings per common share, as adjusted.  GAAP refers to generally accepted accounting principles in the United States.  A “non-GAAP financial measure” is a numerical measure of a registrant’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statements of comprehensive income, balance sheets or statements of cash flows of the issuer; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented.  Non-GAAP financial measures do not include operating and statistical measures.

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

Certain statements in Management’s Discussion and Analysis are forward-looking as defined in the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations that are subject to risks and uncertainties.  Actual results may differ materially from expectations as of the date of this filing because of factors discussed in Part I, Item 1A – Risk Factors in the 2013 Form 10-K.

Overview and Outlook

General

Net sales during the first quarter of 2014 decreased 3 percent to $969.2 million from $995.3 million in the first quarter of 2013, driven by decreases in the Company’s Marine Engine, Boat and Bowling & Billiards segments, all of which had sales activity adversely affected by harsh weather trends in the first quarter of 2014. These decreases were partially offset by increases in net sales for the Company's Fitness segment. The decrease in Marine Engine net sales reflected overall engine sales declines due to lower wholesale outboard engines sales and continuing unfavorable global retail demand trends for sterndrive engines. The Marine Engine segment's marine service, parts and accessories businesses' sales in the first quarter of 2014 were flat when compared with the first quarter of 2013, but benefited from contributions from new products and market share gains. Boat segment net sales decreased during the first quarter of 2014 due to lower global wholesale unit shipments including declines in fiberglass sterndrive and inboard boat products, partially offset by higher average selling prices and sales growth in U.S. and European outboard boat categories. Bowling & Billiards net sales decreased as a result of lower retail bowling center sales, primarily resulting from the divestiture of the segment's European retail bowling centers in 2013, and lower bowling products and billiards sales. Fitness segment net sales increased due to sales growth in the U.S. to health clubs, local and federal governments and hospitality customers. International sales for the Company decreased 3 percent in the first quarter of 2014 when compared with the first quarter of 2013. This was driven mainly by the net unfavorable impact from changes in foreign currency exchange rates and lower demand in certain markets, including Canada, partially offset by increased sales for Boat segment products in Europe.

Operating earnings in the first quarter of 2014 were $94.7 million, with an operating margin of 9.8 percent.  In the first quarter of 2013, the Company reported operating earnings of $89.9 million, with an operating margin of 9.0 percent, which included restructuring, exit and impairment charges of $5.6 million.  The improvement in operating earnings during the first quarter of 2014, when compared with the first quarter in 2013, reflected lower restructuring charges and higher gross margins from the Company's Fitness and Boat segments, which included favorable warranty expense and the benefits from successful cost-reduction activities. These factors were partially offset by the absence of a $5.5 million gain on the sale of real estate in the Marine Engine segment in the first quarter of 2013, spending on company-wide investments in strategic initiatives, and the absence of a favorable insurance settlement received in the Fitness segment in the first quarter of 2013.

During the first quarter of 2014, the Company lowered interest expense by $5.9 million when compared with the first quarter of 2013 due to debt retirements completed during 2013.

The Company recognized an income tax provision from continuing operations for the first quarter of 2014 of $30.4 million, which included a net charge of $0.4 million mainly associated with the impact of tax rate changes. The Company recognized an income tax provision from continuing operations of $21.9 million for the first quarter of 2013, which included a net charge of $11.1 million associated with unfavorable valuation allowance adjustments primarily related to stock-based compensation. The effective tax rate from continuing operations, which is calculated as the income tax benefit or provision as a percentage of pretax income, for the first quarters of 2014 and 2013, was 34.8 percent and 28.5 percent, respectively. The increase in the Company's 2014 effective tax rate is primarily due to no longer being in a full valuation allowance reserve position against a significant portion of its federal deferred tax assets and against certain state deferred tax assets due to the sustained positive operating performance of its U.S. operations and the availability of expected future taxable income. See Note 14 – Income Taxes in the Notes to Condensed Consolidated Financial Statements for further discussion.

The Company expects that 2014 revenue will grow 5 percent to 6 percent when compared with 2013, with growth expected in the Marine Engine, Boat and Fitness segments. The 2014 targets are based on global economic conditions that are generally comparable to 2013, with weak market demand continuing in certain regions in Europe. As a result, the Company expects to benefit from the continuation of the modest recovery in the global marine market, with solid growth in outboard boat and engine products, as well as in the global service, parts and accessories businesses. In the fiberglass sterndrive boat market, which also affects sterndrive engine production, the Company is planning for a modestly declining market, with stability expected in large boats.

The Company's Fitness segment should continue to benefit from favorable health and fitness trends, as well as solid growth rates in global health club and hospitality businesses. The Company believes these market conditions, combined with new product introductions, have positioned the Company's Fitness segment to continue to deliver excellent results and support the increased level of investment spending. Additionally, the Company believes its Bowling & Billiards segment will perform well in a stable market and will focus on providing new and innovative concepts and products to consumers and operators.

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

Discontinued Operations

On December 31, 2012, the Board of Directors authorized the Company to exit its Hatteras and Cabo boat businesses, with the sale of these businesses completed in August 2013. In this Quarterly Report on Form 10-Q, the Company is reporting the 2013 results of the Hatteras and Cabo businesses as discontinued operations. The Company's results, as discussed in Management's Discussion and Analysis, reflect continuing operations only, unless otherwise noted.

Restructuring Activities

The restructuring, exit and impairment charges recorded in the Condensed Consolidated Statements of Comprehensive Income during the first quarter of 2014 and 2013 by reportable segment, are summarized below:

	Three Months Ended
(in millions)	March 29, 2014	March 30, 2013
Boat	$0.0	$4.9
Corporate	—	0.7
Total	$0.0	$5.6

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

In the second quarter of 2013, the Company entered into an agreement to divest its European retail bowling centers in the Bowling & Billiards segment. The Company completed its divestiture activities during the fourth quarter of 2013. The Company anticipates this action will improve the annual profitability of its Bowling & Billiards segment by $1 million to $2 million, with the full benefit being realized in 2014. Future cost savings will be reflected in Cost of sales and Selling, general and administrative expense as reported in the Company's Condensed Consolidated Statements of Comprehensive Income; however, the Company also expects a reduction in Net sales as a result of these actions.

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

See Note 3 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details. The Company anticipates it may incur between $2 million and $4 million of additional restructuring charges in 2014 primarily related to known restructuring activities initiated during 2013.

Matters Affecting Comparability

The following events have occurred during the three months ended March 29, 2014 and March 30, 2013, which the Company believes affect the comparability of the results of operations:

Restructuring, exit and impairment charges. The Company is executing restructuring initiatives designed to improve its cost structure, better utilize overall capacity and improve general operating efficiencies. During the first quarter of 2014, the Company recorded net charges of $0.0 million related to restructuring activities as compared with $5.6 million in the first quarter of 2013. See Note 3 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.

Gain on sale of real estate. In the first quarter of 2013, the Company's Marine Engine segment recognized a $5.5 million gain on the sale of real estate in Selling, general and administrative expense on the Condensed Consolidated Statements of Comprehensive Income. There was no comparable gain in the Marine Engine segment in the first quarter of 2014.

Interest expense. The Company recorded interest expense of $8.5 million and $14.4 million during the three months ended March 29, 2014 and March 30, 2013, respectively. Interest expense decreased $5.9 million in the first quarter of 2014 compared with the same period in 2013 as a result of lower average outstanding debt levels at a lower average interest rate during the comparable periods. These improvements were the result of debt reduction actions completed during 2013.

Tax items. The Company recognized an income tax provision from continuing operations for the three months ended March 29, 2014 of $30.4 million, which included a net charge of $0.4 million mainly associated with the impact of tax rate changes. The Company recognized an income tax provision from continuing operations of $21.9 million for the three months ended March 30, 2013, which included a net charge of $11.1 million associated with unfavorable valuation allowance adjustments primarily related to stock-based compensation. The effective tax rate from continuing operations, which is calculated as the income tax benefit or provision as a percentage of pretax income, for the three months ended March 29, 2014 and March 30, 2013, was 34.8 percent and 28.5 percent, respectively. The increase in the Company's 2014 effective tax rate is primarily due to no longer being in a full valuation allowance reserve position against a significant portion of its federal deferred tax assets and against certain state deferred tax assets due to the sustained positive operating performance of its U.S. operations and the availability of expected future taxable income. See Note 14 – Income Taxes in the Notes to Condensed Consolidated Financial Statements for further details.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Condensed Consolidated Statements of Comprehensive Income for the three months ended:

	Three Months Ended		2014 vs. 2013 Increase/(Decrease)
(in millions, except per share data)	March 29, 2014	March 30, 2013	$	%
Net sales	$969.2	$995.3	$(26.1)	(2.6)%
Gross margin (A)	265.1	261.9	3.2	1.2%
Restructuring, exit and impairment charges	0.0	5.6	(5.6)	NM
Operating earnings	94.7	89.9	4.8	5.3%
Net earnings from continuing operations	57.0	54.9	2.1	3.8%

Diluted earnings per common share from continuing operations	$0.60	$0.59	$0.01	1.7%

Expressed as a percentage of Net sales:
Gross margin	27.4%	26.3%		110 bpts
Selling, general and administrative expense	14.5%	14.0%		50 bpts
Research and development expense	3.0%	2.7%		30 bpts
Restructuring, exit and impairment charges	0.0%	0.6%		(60) bpts
Operating margin	9.8%	9.0%		80 bpts
__________

NM = not meaningful
bpts = basis points

(A)	Gross margin is defined as Net sales less Cost of sales as presented in the Condensed Consolidated Statements of Comprehensive Income.

The Company's net sales decreased in the first quarter of 2014 when compared to the same prior year period as decreases in the Company’s Marine Engine, Boat and Bowling & Billiards segments, all of which had sales activity adversely affected by harsh weather trends in the first quarter of 2014. These decreases were partially offset by increases in net sales for the Company's Fitness segment. The decrease in Marine Engine net sales reflected overall engine sales declines due to lower wholesale outboard engines sales and continuing unfavorable global retail demand trends for sterndrive engines. The Marine Engine segment's marine service, parts and accessories businesses' sales in the first quarter of 2014 were flat when compared with the first quarter of 2013, but benefited from contributions from new products and market share gains. Boat segment net sales decreased during the first quarter of 2014 due to lower global wholesale unit shipments including declines in fiberglass sterndrive and inboard boat products, partially offset by higher average selling prices and sales growth in U.S. and European outboard boat categories. Bowling & Billiards net sales decreased as a result of lower retail bowling center sales, primarily resulting from the divestiture of the segment's European retail bowling centers in 2013, and lower bowling products and billiards sales. Fitness segment net sales increased due to sales growth in the U.S. to health clubs, local and federal governments and hospitality customers. International sales for the Company decreased 3 percent in the first quarter of 2014 when compared with the first quarter of 2013. This was driven mainly by the net unfavorable impact from changes in foreign currency exchange rates and lower demand in certain markets, including Canada, partially offset by increased sales for Boat segment products in Europe.

The gross margin percentage increased in the first quarter of 2014 when compared with the same prior year period, with the majority of the increase coming from the Fitness and Boat segments. The increase reflects favorable warranty comparisons, benefits from successful cost-reduction activities and net improvements in operating efficiencies.

Selling, general and administrative expense increased as a percentage of net sales during the first quarter of 2014, when compared with the first quarter of 2013, mainly due to the absence of a $5.5 million gain on the sale of real estate in the Marine Engine segment in the first quarter of 2013, increased spending on company-wide investments in strategic initiatives, and the absence of a favorable insurance settlement received in the Fitness segment in the first quarter of 2013.

Research and development expense increased $2.1 million, or 8 percent, in the first quarter of 2014 when compared with the first quarter of 2013 as the Company increased investment spending to support long-term growth initiatives.

During the first quarter of 2014, the Company recorded net restructuring charges of $0.0 million compared with $5.6 million in the first quarter of 2013.  See Note 3 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.

The Company recognized equity losses of $0.2 million and $1.2 million in the first quarters of 2014 and 2013, respectively, which were related to the Company's marine joint ventures.

Interest expense decreased $5.9 million in the first quarter of 2014 compared with the same period in 2013 as a result of lower average outstanding debt levels at a lower average interest rate during the comparable period.  Interest income decreased $0.2 million in the first quarter of 2014 compared with the same period in 2013 primarily due to lower average levels of investments in marketable securities during the comparable periods.

The Company recognized an income tax provision from continuing operations for the first quarter of 2014 of $30.4 million, which included a net charge of $0.4 million mainly associated with the impact of tax rate changes. The Company recognized an income tax provision from continuing operations of $21.9 million for the first quarter of 2013, which included a net charge of $11.1 million associated with unfavorable valuation allowance adjustments primarily related to stock-based compensation. The effective tax rate from continuing operations for the first quarters of 2014 and 2013, was 34.8 percent and 28.5 percent, respectively. The increase in the Company's 2014 effective tax rate is primarily due to no longer being in a full valuation allowance reserve position against a significant portion of its federal deferred tax assets and against certain state deferred tax assets due to the sustained positive operating performance of its U.S. operations and the availability of expected future taxable income. See Note 14 – Income Taxes in the Notes to Condensed Consolidated Financial Statements for further discussion.

Operating earnings, Net earnings from continuing operations and Diluted earnings per common share increased during the first quarter of 2014 when compared with the first quarter of 2013 due to the factors discussed in the preceding paragraphs. Partially offsetting the positive factors affecting Diluted earnings per common share from continuing operations noted above is an increase in weighted average shares outstanding from the impact of options exercised since the beginning of 2013, primarily related to an increase in the Company's stock price.

Diluted earnings from continuing operations per common share, as adjusted – defined as Diluted earnings from continuing operations per common share, excluding the earnings or loss per share impact for Restructuring, exit and impairment charges from continuing operations, Loss on early extinguishment of debt and special tax items – decreased by $0.16 per share, or 21 percent, to $0.60 per share for the first quarter of 2014 when compared with $0.76 per share for the same period in 2013. For 2014, there was no per share impact from restructuring, loss on early extinguishment of debt and special tax items. In 2013, Restructuring, exit and impairment charges from continuing operations were $0.05 per share and special tax items were a net provision of $0.12 per share.

The Company completed the sale of its Hatteras and Cabo boat brands during the third quarter of 2013. There were no sales or earnings from discontinued operations for the three months ended March 29, 2014. In the first quarter of 2013, sales from discontinued operations were $10.7 million, pre-tax operating loss from discontinued operations was $6.5 million and the income tax benefit from discontinued operations was $1.4 million.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the three months ended:

	Three Months Ended		2014 vs. 2013 Increase/(Decrease)
(in millions)	March 29, 2014	March 30, 2013	$	%
Net sales	$505.1	$521.8	$(16.7)	(3.2)%
Operating earnings	61.7	71.5	(9.8)	(13.7)%
Operating margin	12.2%	13.7%		(150) bpts
Capital expenditures	$11.8	$11.8	$—	—%
__________

bpts = basis points

Net sales for the Marine Engine segment decreased in the first quarter of 2014 when compared with the first quarter of 2013 due to overall engine sales declines partially attributable to harsh weather conditions in many North American markets affecting each of the segment's businesses. A portion of the decline in outboard engine wholesale sales in the first quarter resulted from system-wide inventory levels and backlogs being better aligned with anticipated market demand when entering 2014 than when entering the first quarter of 2013. Sterndrive engine sales declines also reflect continuing unfavorable global retail demand trends along with modest diesel engine growth, particularly in international markets. The segment's marine service, parts and accessories businesses' sales were flat in the first quarter of 2014 when compared with the first quarter of 2013, but benefited from contributions from new products and market share gains, with growth in European and U.S. markets offset by sales declines in other regions. International sales for the segment the first quarter of 2014 decreased when compared with the same prior year period, primarily due to lower sales to Asia-Pacific, Latin American and European markets, including a net an unfavorable impact from changes in foreign currency exchange rates. International sales remained at 36 percent of the segment’s sales.

Marine Engine segment operating earnings decreased in the first quarter of 2014 as a result of the absence of a $5.5 million gain on the sale of real estate from the first quarter of 2013, the items affecting net sales as mentioned above and increased investments in growth initiatives.

Capital expenditures in the first quarters of 2014 and 2013 were related to tooling costs for the production of new models, plant capacity expansion activities in Fond du Lac, Wisconsin, growth initiatives and profit-maintaining investments.

Boat Segment

The following table sets forth Boat segment results for the three months ended:

	Three Months Ended		2014 vs. 2013 Increase/(Decrease)
(in millions)	March 29, 2014	March 30, 2013	$	%
Net sales	$282.8	$289.7	$(6.9)	(2.4)%
Restructuring, exit and impairment charges	0.0	4.9	(4.9)	NM
Operating earnings	8.4	2.4	6.0	NM
Operating margin	3.0%	0.8%		220 bpts
Capital expenditures	$7.0	$6.0	$1.0	16.7%
__________

NM = not meaningful
bpts = basis points

Boat segment net sales decreased in the first quarter of 2014 versus the first quarter of 2013 due to lower global wholesale unit shipments which were influenced by harsh weather conditions in many North American markets, partially offset by higher average selling prices. Sales continued to grow in U.S. and European outboard boat categories, but were more than offset by sales declines in fiberglass sterndrive and inboard boat products. International sales increased slightly to 35 percent of the segment’s sales during the first quarter of 2014 due mainly to increased sales to Europe, partially offset by sales declines in other regions including the net unfavorable impact from changes in foreign currency exchange rates.

The restructuring, exit and impairment charges recognized during the first quarter of 2013 were mainly related to actions associated with the consolidation of Company's yacht and motoryacht manufacturing footprint as well as activities resulting from the consolidation of the Company's fiberglass cruiser manufacturing. See Note 3 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.

The Boat segment reported higher operating earnings in the first quarter of 2014 compared with the first quarter of 2013 mainly due to lower restructuring charges, higher gross margins, including the benefits from successful cost-reduction activities, lower warranty expense and improved net operating efficiencies. Partially offsetting these factors were lower sales as mentioned above and increased investment spending, primarily related to the introduction of new boat models.

Capital expenditures in the first quarters of 2014 and 2013 were related to tooling costs for the production of new models, growth initiatives and profit-maintaining investments.

Fitness Segment

The following table sets forth Fitness segment results for the three months ended:

	Three Months Ended		2014 vs. 2013 Increase/(Decrease)
(in millions)	March 29, 2014	March 30, 2013	$	%
Net sales	$175.6	$166.2	$9.4	5.7%
Operating earnings	29.8	24.5	5.3	21.6%
Operating margin	17.0%	14.7%		230 bpts
Capital expenditures	$2.2	$1.0	$1.2	NM
__________

NM = not meaningful
bpts = basis points

Fitness segment net sales increased in the first quarter of 2014 when compared with the first quarter of 2013, reflecting sales growth in the U.S. to health clubs, local and federal governments and hospitality customers. International sales were 48 percent of the segment’s sales during the first quarter of 2014.

Fitness segment operating earnings increased in the first quarter of 2014 mainly as a result of higher sales and higher gross margin, including favorable warranty expense comparisons, partially offset by the absence of a favorable insurance settlement received in the first quarter of 2013 along with increased investments in growth initiatives.

Capital expenditures in the first quarters of 2014 and 2013 related to capital for the production of new products, growth initiatives and profit-maintaining investments.

Bowling & Billiards Segment

The following table sets forth Bowling & Billiards segment results for the three months ended:

	Three Months Ended		2014 vs. 2013 Increase/(Decrease)
(in millions)	March 29, 2014	March 30, 2013	$	%
Net sales	$78.8	$85.2	$(6.4)	(7.5)%
Operating earnings	12.7	14.9	(2.2)	(14.8)%
Operating margin	16.1%	17.5%		(140) bpts
Capital expenditures	$0.9	$1.2	$(0.3)	(25.0)%
__________

bpts = basis points

Net sales for the Bowling & Billiards segment decreased in the first quarter of 2014 when compared with the same prior year period as a result of lower retail bowling center and bowling products and billiards sales, with weather being a negative factor for sales in many regions for retail bowling center sales. International sales, which represented 14 percent of the segment’s sales during the first quarter of 2014, decreased by 35 percent primarily due to the reduction of sales resulting from the divestiture of the segment's European retail bowling centers in 2013.

Bowling & Billiards’ operating earnings decreased in the first quarter of 2014 when compared with 2013 mainly related to lower sales and operating inefficiencies, including higher utility expenses.

Capital expenditures in the first quarters of 2014 and 2013 were related to growth initiatives and profit-maintaining investments.

Corporate/Other

The following table sets forth Corporate/Other results for the three months ended:

	Three Months Ended		2014 vs. 2013 Increase/(Decrease)
(in millions)	March 29, 2014	March 30, 2013	$	%
Restructuring, exit and impairment charges	$—	$0.7	$(0.7)	NM
Operating loss	(14.2)	(18.5)	(4.3)	(23.2)%
__________

NM = Not meaningful

The restructuring, exit and impairment charges recorded in the first quarter of 2013 related to severance actions. See Note 3 – Restructuring Activities in the Notes to the Condensed Consolidated Financial Statements for further details.

Corporate operating expenses decreased in the first quarter of 2014 when compared with the same prior year period mainly due to the absence of increases in reserves for various legal matters that occurred in the first quarter of 2013, lower variable incentive compensation expense resulting from mark-to-market adjustments on certain equity-based awards and lower restructuring charges.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the three months ended:

	Three Months Ended
(in millions)	March 29, 2014	March 30, 2013
Net cash used for operating activities of continuing operations	$(108.2)	$(93.8)
Net cash provided by (used for):
Capital expenditures	(21.9)	(21.2)
Proceeds from the sale of property, plant and equipment	0.1	6.1
Free cash flow (A)	$(130.0)	$(108.9)
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

2014 Cash Flow

In the first quarter of 2014, net cash used for operating activities of continuing operations totaled $108.2 million. The primary driver of the cash used for operating activities was a seasonal increase in working capital. Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Condensed Consolidated Balance Sheets. Accounts and notes receivable increased $111.3 million during the first quarter of 2014, due primarily to seasonally higher sales in the Marine Engine segment.  The decrease in Accrued expenses of $84.3 million during the first quarter of 2014 was affected by the payment of the prior year's variable compensation, which had been accrued as of December 31, 2013. Net inventories increased by $80.8 million during the first quarter of 2014 due to increased production in advance of the marine selling season and to support new product introductions, combined with the impact of lower than expected demand for marine products resulting from harsh weather conditions in many North American markets. Partially offsetting these items were net earnings adjusted for non-cash expenses and an increase in Accounts payable of $67.8 million, which was a result of increased production in the Company's Marine Engine and Boat segments and the benefit from implementing a structured payables program with certain suppliers in the Marine Engine segment.

Net cash used for investing activities of continuing operations during the first quarter of 2014 totaled $16.5 million, which included capital expenditures of $21.9 million. The Company's capital spending is focused on new product introductions and strategic initiatives, capacity expansion projects in the Marine Engine and Boat segments, and high priority, profit-maintaining capital and investments targeting operating cost reductions. Partially offsetting these items were net proceeds from marketable securities of $11.9 million that were used to satisfy working capital requirements during the quarter. See Note 11 – Investments in the Notes to Condensed Consolidated Financial Statements for further discussion of the Company's marketable securities.

Cash flows used for financing activities of continuing operations were $5.8 million during the first quarter of 2014. The cash outflow was primarily the result of dividends paid to common shareholders, partially offset by excess tax benefits from share-based compensation, which resulted primarily from the exercise of stock appreciation rights and stock options. Excess tax benefits are netted out of cash used for operating activities and are reflected as a cash inflow from financing activities in the Condensed Consolidated Statements of Cash Flows. In the first quarter of 2014, excess tax benefits did not significantly benefit the amount of taxes paid by the Company because of its tax position. Consequently, cash flows from operating activities and free cash flow were negatively affected by excess tax benefits.

2013 Cash Flow

In the first quarter of 2013, net cash used for operating activities of continuing operations totaled $93.8 million. The primary driver of the cash used for operating activities was a seasonal increase in working capital.  Accounts and notes receivable increased $122.6 million during the first quarter of 2013, due primarily to seasonally higher sales in the Marine Engine segment.  The decrease in Accrued expenses of $67.2 million during the first quarter of 2013 was driven primarily by the payment of the prior year's variable compensation, which had been accrued as of December 31, 2012. Net inventories increased by $29.0 million during the first quarter due mostly to increased production in advance of the marine selling season. Partially offsetting these items were net earnings adjusted for non-cash expenses and an increase in Accounts payable of $42.5 million, which was a result of increased production in the Company's Marine Engine and Boat segments.

Net cash provided by investing activities of continuing operations during the first quarter of 2013 totaled $63.2 million, which included net proceeds from marketable securities of $80.6 million that were used to satisfy working capital requirements during the quarter. The Company also received $6.1 million in proceeds from the sale of property, plant and equipment in the normal course of business in our Marine Engine segment. Partially offsetting these items was $21.2 million of capital expenditures in the first quarter of 2013.  The Company's capital spending was focused on growth initiatives and new product introductions, capacity expansion in Fond du Lac, Wisconsin, and high priority, profit-maintaining capital and investments required to reduce operating costs.

Cash flow provided by financing activities of continuing operations was $2.7 million during the first quarter of 2013. The cash inflow was primarily the result of excess tax benefits from share-based compensation as discussed above for 2014, partially offset by share repurchases to satisfy tax withholding requirements.

Liquidity and Capital Resources

The Company views its highly liquid assets as of March 29, 2014, December 31, 2013, and March 30, 2013 as:

(in millions)	March 29, 2014	December 31, 2013	March 30, 2013
Cash and cash equivalents	$226.0	$356.5	$242.0
Short-term investments in marketable securities	0.8	12.7	34.7
Long-term investments in marketable securities	—	—	28.5
Total cash, cash equivalents and marketable securities	$226.8	$369.2	$305.2

The following table sets forth an analysis of net debt as of March 29, 2014, December 31, 2013, and March 30, 2013:

(in millions)	March 29, 2014	December 31, 2013	March 30, 2013
Short-term debt, including current maturities of long-term debt	$5.7	$6.4	$6.8
Long-term debt	453.5	453.4	562.9
Total debt	459.2	459.8	569.7
Less: Cash, cash equivalents and marketable securities	226.8	369.2	305.2
Net debt (A)	$232.4	$90.6	$264.5

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

The following table sets forth an analysis of total liquidity as of March 29, 2014, December 31, 2013, and March 30, 2013:

(in millions)	March 29, 2014	December 31, 2013	March 30, 2013
Cash, cash equivalents and marketable securities	$226.8	$369.2	$305.2
Amounts available under its asset-based lending facilities	283.2	277.9	270.8
Total liquidity (A)	$510.0	$647.1	$576.0

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

Cash, cash equivalents and marketable securities totaled $226.8 million as of March 29, 2014, a decrease of $142.4 million from $369.2 million as of December 31, 2013, and a decrease of $78.4 million from $305.2 million as of March 30, 2013.  Total debt as of March 29, 2014, December 31, 2013, and March 30, 2013 was $459.2 million, $459.8 million and $569.7 million, respectively.  As a result, the Company's Net debt increased to $232.4 million as of March 29, 2014, from $90.6 million at December 31, 2013, and decreased from $264.5 million as of March 30, 2013.  The Company's debt-to-capitalization ratio decreased to 29.6 percent as of March 29, 2014, from 30.7 percent as of December 31, 2013, primarily due to the effect of earnings on Shareholders' equity. The Company's debt-to-capitalization ratio as of March 29, 2014 decreased from 81.4 percent as of March 30, 2013, due mainly to the effect of earnings on Shareholders' equity, which included an income tax benefit in 2013 from the reversal of $599.5 million of deferred tax valuation allowance reserves; reduced debt levels; and lower Accumulated other comprehensive losses resulting from the favorable remeasurement of the Company's defined benefit plan obligations at December 31, 2013.

In March 2011, the Company entered into a five-year $300.0 million secured, asset-based borrowing facility (Facility).  Borrowings under this Facility are limited to the lesser of $300.0 million or the value of the borrowing base, consisting of certain accounts receivable and inventory of the Company’s domestic subsidiaries.  As of March 29, 2014, the borrowing base totaled $380.5 million, and available borrowing capacity totaled $283.2 million, net of $16.8 million of letters of credit outstanding under the Facility.  The Company has the ability to issue up to $125.0 million in letters of credit under the Facility.  The Company had no borrowings under the Facility during the three months ended March 29, 2014.  The Company pays a facility fee of 25.0 to 62.5 basis points per annum, which is adjusted based on a leverage ratio.  The facility fee was 25.0 basis points per annum as of March 29, 2014.  Under the terms of the Facility, the Company has multiple borrowing options, including borrowing at a rate tied to adjusted LIBOR plus a spread of 225 to 300 basis points, which is adjusted based on a leverage ratio.  The borrowing spread was 225 basis points as of March 29, 2014.  The Company may also borrow at the highest of the following, plus a spread of 125 to 200 basis points, which is adjusted based on a leverage ratio (125 basis points as of March 29, 2014): the Federal Funds rate plus 0.50 percent; the Prime Rate established by JPMorgan Chase Bank, N.A.; or the one month adjusted LIBOR rate plus 1.00 percent.

The Company’s borrowing capacity may also be affected by the fixed charge covenant included in the Facility.  The covenant requires that the Company maintain a fixed charge coverage ratio, as defined in the agreement, of greater than 1.0, whenever unused borrowing capacity plus certain cash balances (together representing Availability), falls below $37.5 million.  At the end of the first quarter of 2014, the Company had a fixed charge coverage ratio in excess of 1.0, and therefore had full access to borrowing capacity available under the Facility.  When the fixed charge covenant ratio is below 1.0, the Company is required to maintain at least $37.5 million of Availability in order to be in compliance with the covenant.  Consequently, the borrowing capacity is effectively reduced by $37.5 million whenever the fixed charge covenant ratio falls below 1.0.

Management believes that the Company has adequate sources of liquidity to meet the Company's short-term and long-term needs.  As a result of debt retirements completed in 2013, the next significant long-term debt maturity is not until 2021. The Company's debt reduction activities are largely completed, however, the Company may continue to opportunistically retire debt to a balance below $450 million.

The Company expects to increase earnings before income taxes in 2014 when compared with 2013 from higher sales, improved operating earnings and lower net interest expense. The Company's working capital performance in 2014 will primarily be influenced by revenue growth. Net activity in working capital is expected to reflect a use of cash in 2014 in the range of $40 million to $60 million with seasonality in the marine businesses expecting to generate cash through the liquidation of working capital over the remainder of the year. The Company anticipates its cash taxes paid for 2014 to be in the low double-digit percent levels due to the Company's overall domestic tax credit carryforward position. The Company's plans also include capital expenditures of approximately 4 percent of projected net sales in 2014, with a substantial portion directed at growth and profit enhancing projects. Despite higher capital spending levels and usage of cash for working capital, the Company plans to generate free cash flow in 2014 in the range of $165 million to $190 million. As a result of the factors listed above as well as the Company's progress and accomplishments during recent challenging global marine market conditions, the Company has returned to paying a quarterly dividend in 2014.

The Company contributed $0.6 million to fund benefit payments in its nonqualified pension plan in both of the first quarters of 2014 and 2013, and expects to contribute approximately $3 million of additional funding to the plan through the remainder of 2014.  The Company did not make contributions to its qualified pension plans in either the first quarter of 2014 or 2013. The Company expects to contribute approximately $50 million to the qualified pension plans in 2014, compared with $50.0 million of contributions in 2013. Company contributions are subject to change based on market conditions, pension funding regulations and Company discretion.

Financial Services

See Note 13 – Financial Services in the Notes to Condensed Consolidated Financial Statements for a discussion of BAC, the Company’s joint venture with CDF Ventures, LLC, a subsidiary of GE Capital Corporation.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations, as of December 31, 2013, are detailed in the 2013 Form 10-K.  There have been no material changes in these arrangements and obligations outside the ordinary course of business since December 31, 2013.

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

Critical Accounting Policies

As discussed in the 2013 Form 10-K, the preparation of the consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported.  Actual results may differ from those estimates.

There were no material changes in the Company’s critical accounting policies since the filing of its 2013 Form 10-K.

Recent Accounting Pronouncements

Discontinued Operations: In April 2014, the Financial Accounting Standards Board (FASB) amended the Accounting Standards Codification (ASC) to raise the threshold for a disposal to qualify as a discontinued operation. Under the new guidance, a discontinued operation represents a strategic shift that has or will have a major effect on an entity's operations and financial results. The guidance also expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation. The amendment is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2014, with early adoption permitted only for disposals that have not been reported in financial statements previously issued. The Company is currently evaluating the impact of the adoption of the ASC amendment.

Unrecognized Tax Benefit: In July 2013, the FASB amended the ASC to provide guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance states that entities should present an unrecognized tax benefit as a reduction of a deferred tax asset for an NOL or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. The amendment is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The Company adopted this amendment in 2014 and it did not have a material impact on the Company’s consolidated results of operations and financial condition.

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

Additional risk factors are included in the Company’s 2013 Form 10-K and elsewhere in this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices.  The Company enters into various hedging transactions to mitigate these risks in accordance with guidelines established by the Company’s management.  The Company does not use financial instruments for trading or speculative purposes.  The Company’s risk management objectives are described in Note 4 – Financial Instruments in the Notes to Condensed Consolidated Financial Statements and Notes 1 and 13 to the consolidated financial statements in the 2013 Form 10-K.

There have been no significant changes to the Company’s market risk since December 31, 2013.  For a discussion of exposure to market risk, refer to Part II, Item 7A – Quantitative and Qualitative Disclosures about Market Risk, set forth in the Company’s 2013 Form 10-K.

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

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

Brunswick’s operations and financial results are subject to various risks and uncertainties that could adversely affect the Company’s business, financial condition, results of operations, cash flows, and the trading price of Brunswick’s common stock. There have been no material changes to the risk factors previously disclosed in the Company’s 2013 Form 10-K, which was filed with the SEC on February 14, 2014.

Item 6.    Exhibits

10.1*	2014 Brunswick Performance Plan
10.2*	2014 Brunswick Performance Plan - Senior Management Incentive Plan Participants
10.3*	2014 Brunswick Performance Plan - Performance Share Plan Participants
10.4*	2014 Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan
10.5*	2014 Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan - TSR Participants
10.6*	2014 Stock-Settled Stock Appreciation Right Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan
10.7*	2014 Cash-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan
10.8*	2014 Stock-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan
10.9*	2013 Amended Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan - TSR Participants
10.10*	2012 Amended Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan - TSR Participants
31.1	Certification of CEO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUNSWICK CORPORATION
April 30, 2014	By:	/s/ ALAN L. LOWE
Alan L. Lowe
Vice President – Finance and Controller

*Mr. Lowe is signing this report both as a duly authorized officer and as the principal accounting officer.