Form 10-Q
period 2014-06-28
BRUNSWICK CORP
filed 2014-07-31
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 28, 2014
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

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of July 29, 2014 was 92,890,544.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 28, 2014

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BRUNSWICK CORPORATION Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Six Months Ended
(in millions, except per share data)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales	$1,139.8	$1,098.3	$2,109.0	$2,093.6
Cost of sales	822.6	796.7	1,526.7	1,530.1
Selling, general and administrative expense	143.8	132.0	284.8	271.1
Research and development expense	29.0	28.9	58.4	56.2
Restructuring, exit and impairment charges	3.1	4.0	3.1	9.6
Operating earnings	141.3	136.7	236.0	226.6
Equity earnings (loss)	0.1	0.2	(0.1)	(1.0)
Other income (expense), net	1.1	(1.1)	2.3	1.1
Earnings before interest, loss on early extinguishment of debt and income taxes	142.5	135.8	238.2	226.7
Interest expense	(8.5)	(12.6)	(17.0)	(27.0)
Interest income	0.3	0.3	0.5	0.7
Loss on early extinguishment of debt	—	(32.3)	—	(32.4)
Earnings before income taxes	134.3	91.2	221.7	168.0
Income tax provision	45.7	11.9	76.1	33.8
Net earnings from continuing operations	88.6	79.3	145.6	134.2

Discontinued operations:
Earnings (loss) from discontinued operations, net of tax	—	1.1	—	(4.0)
Net earnings (loss) from discontinued operations, net of tax	—	1.1	—	(4.0)
Net earnings	$88.6	$80.4	$145.6	$130.2

Earnings (loss) per common share:
Basic
Earnings from continuing operations	$0.95	$0.87	$1.56	$1.48
Earnings (loss) from discontinued operations	—	0.01	—	(0.05)
Net earnings	$0.95	$0.88	$1.56	$1.43

Diluted
Earnings from continuing operations	$0.93	$0.85	$1.53	$1.43
Earnings (loss) from discontinued operations	—	0.01	—	(0.04)
Net earnings	$0.93	$0.86	$1.53	$1.39

Weighted average shares used for computation of:
Basic earnings (loss) per common share	93.5	91.0	93.4	90.8
Diluted earnings (loss) per common share	95.1	93.6	95.0	93.6

Comprehensive income	$92.0	$77.0	$150.5	$123.7

Cash dividends declared per share	$0.10	$—	$0.20	$—

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Balance Sheets (unaudited)

(in millions)	June 28, 2014	December 31, 2013	June 29, 2013
Assets
Current assets
Cash and cash equivalents, at cost, which approximates fair value	$334.2	$356.5	$327.5
Short-term investments in marketable securities	0.8	12.7	2.7
Total cash, cash equivalents and short-term investments in marketable securities	335.0	369.2	330.2
Restricted cash	18.6	6.5	13.0
Accounts and notes receivable, less allowances of $22.6, $22.0 and $22.2	467.8	364.6	423.4
Inventories
Finished goods	393.6	379.9	321.8
Work-in-process	178.9	146.1	150.5
Raw materials	94.0	73.3	76.4
Net inventories	666.5	599.3	548.7
Deferred income taxes	138.0	137.6	18.3
Prepaid expenses and other	33.4	31.4	28.7
Current assets held for sale	—	—	18.3
Current assets	1,659.3	1,508.6	1,380.6

Property
Land	79.0	79.3	82.2
Buildings and improvements	547.2	538.6	564.4
Equipment	1,018.3	1,013.9	1,005.9
Total land, buildings and improvements and equipment	1,644.5	1,631.8	1,652.5
Accumulated depreciation	(1,107.9)	(1,094.7)	(1,134.6)
Net land, buildings and improvements and equipment	536.6	537.1	517.9
Unamortized product tooling costs	94.7	80.7	75.5
Net property	631.3	617.8	593.4

Other assets
Goodwill	297.4	291.7	290.3
Other intangibles, net	47.0	35.4	36.7
Equity investments	42.3	41.3	41.7
Non-current deferred tax asset	312.2	377.0	—
Other long-term assets	45.4	44.0	48.0
Long-term assets held for sale	—	—	—
Other assets	744.3	789.4	416.7

Total assets	$3,034.9	$2,915.8	$2,390.7

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Balance Sheets (unaudited)

(in millions)	June 28, 2014	December 31, 2013	June 29, 2013
Liabilities and shareholders’ equity
Current liabilities
Short-term debt, including current maturities of long-term debt	$5.0	$6.4	$6.0
Accounts payable	359.0	315.6	333.0
Accrued expenses	519.8	561.1	521.0
Current liabilities held for sale	—	—	17.0
Current liabilities	883.8	883.1	877.0

Long-term liabilities
Debt	453.0	453.4	466.4
Deferred income taxes	—	—	97.6
Postretirement benefits	325.6	347.3	535.5
Other	185.8	193.6	198.0
Long-term liabilities held for sale	—	—	2.7
Long-term liabilities	964.4	994.3	1,300.2

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares; outstanding: 92,749,000, 92,409,000 and 90,506,000 shares	76.9	76.9	76.9
Additional paid-in capital	396.7	393.0	431.4
Retained earnings	1,390.3	1,263.3	633.4
Treasury stock, at cost: 9,789,000, 10,129,000 and 12,032,000 shares	(280.6)	(293.3)	(366.6)
Accumulated other comprehensive loss, net of tax	(396.6)	(401.5)	(561.6)
Shareholders’ equity	1,186.7	1,038.4	213.5

Total liabilities and shareholders’ equity	$3,034.9	$2,915.8	$2,390.7

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
(in millions)	June 28, 2014	June 29, 2013
Cash flows from operating activities
Net earnings	$145.6	$130.2
Less: net loss from discontinued operations, net of tax	—	(4.0)
Net earnings from continuing operations	145.6	134.2
Depreciation and amortization	45.3	43.1
Pension funding, net of expense	(11.5)	(3.0)
Loss (gain) on sale of property, plant and equipment, net	0.2	(5.5)
Other long-lived asset impairment charges (gains)	(0.6)	2.3
Deferred income taxes	53.8	3.4
Excess tax benefits from share-based compensation	(3.9)	(11.3)
Loss on early extinguishment of debt	—	32.4
Changes in certain current assets and current liabilities, excluding acquisitions	(171.8)	(104.8)
Income taxes	11.7	13.5
Other, net	8.2	2.7
Net cash provided by operating activities of continuing operations	77.0	107.0
Net cash used for operating activities of discontinued operations	—	(25.9)
Net cash provided by operating activities	77.0	81.1

Cash flows from investing activities
Capital expenditures	(52.9)	(61.3)
Purchases of marketable securities	—	(1.9)
Sales or maturities of marketable securities	11.9	143.1
Transfers to restricted cash	(12.1)	—
Investments	(2.7)	(0.8)
Acquisition of business, net of cash acquired	(29.1)	—
Proceeds from the sale of property, plant and equipment	3.2	7.0
Other, net	—	0.9
Net cash (used for) provided by investing activities of continuing operations	(81.7)	87.0
Net cash (used for) provided by investing activities of discontinued operations	—	—
Net cash (used for) provided by investing activities	(81.7)	87.0

Cash flows from financing activities
Net payments of short-term debt	—	(0.9)
Net proceeds from issuances of long-term debt	—	146.6
Payments of long-term debt including current maturities	(0.6)	(252.1)
Net premium paid on early extinguishment of debt	—	(24.3)
Cash dividends paid	(18.6)	—
Excess tax benefits from share-based compensation	3.9	11.3
Proceeds from stock compensation activity, net of withholdings	(0.1)	(5.5)
Other, net	(2.2)	—
Net cash used for financing activities of continuing operations	(17.6)	(124.9)
Net cash used for financing activities of discontinued operations	—	—
Net cash used for financing activities	(17.6)	(124.9)

Net (decrease) increase in cash and cash equivalents	(22.3)	43.2
Cash and cash equivalents at beginning of period	356.5	284.3

Cash and cash equivalents at end of period	$334.2	$327.5

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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Brunswick’s 2013 Annual Report on Form 10-K for the year ended December 31, 2013 (the 2013 Form 10-K).  These results include, in the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position of Brunswick as of June 28, 2014, December 31, 2013, and June 29, 2013, the results of operations for the three months and six months ended June 28, 2014 and June 29, 2013, and the cash flows for the six months ended June 28, 2014 and June 29, 2013.  Due to the seasonality of Brunswick’s businesses, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning thirteen weeks, with the first and second quarters ending on the Saturday closest to the end of the first and second thirteen-week periods, respectively.  The first two quarters of fiscal year 2014 ended on March 29, 2014 and June 28, 2014, and the first two quarters of fiscal year 2013 ended on March 30, 2013 and June 29, 2013.

Recent Accounting Pronouncements.  The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (FASB), the SEC, and the Emerging Issues Task Force, to determine the impact of new pronouncements on GAAP and the impact on the Company.  The following are recent accounting pronouncements that have been adopted during the six months ended June 28, 2014, or will be adopted in future periods.

Revenue Recognition: In May 2014, the FASB and International Accounting Standards Board jointly issued a final standard on revenue recognition which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This standard will supersede most current revenue recognition guidance. Under the new standard, entities are required to identify the contract with a customer; identify the separate performance obligations in the contract; determine the transaction price; allocate the transaction price to the separate performance obligations in the contract; and recognize the appropriate amount of revenue when (or as) the entity satisfies each performance obligation. The standard is effective for fiscal years, and the interim periods within those years, beginning on or after January 1, 2017. Entities have the option of using either retrospective transition or a modified approach in applying the new standard. The Company is currently evaluating the approach it will use to apply the new standard and the impact that the adoption of the new standard will have on the Company’s consolidated financial statements.

Discontinued Operations: In April 2014, the FASB amended the Accounting Standards Codification (ASC) to raise the threshold for a disposal to qualify as a discontinued operation. Under the new guidance, a discontinued operation represents a strategic shift that has or will have a major effect on an entity's operations and financial results. The guidance also expands the disclosures for discontinued operations, including new disclosures related to individually material disposals that do not meet the definition of a discontinued operation. The amendment is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2014, with early adoption permitted only for disposals that have not been reported in financial statements previously issued. The Company is currently evaluating what impact the adoption of the ASC amendment will have on the Company's consolidated financial statements.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Discontinued Operations

On December 31, 2012, the Board of Directors authorized the Company to exit its Hatteras and Cabo boat businesses. As a result, these businesses, which were previously reported in the Company's Boat segment, are being reported as discontinued operations and are reported in separate lines in the Condensed Consolidated Statements of Comprehensive Income for all periods presented. The assets and liabilities of these businesses to be sold at December 31, 2012 met the accounting criteria to be classified as held for sale and have been aggregated and reported on separate lines of the Condensed Consolidated Balance Sheets for all periods presented. The Company recorded a non-cash impairment charge of $52.7 million, $53.2 million after-tax, on these businesses for the year ended December 31, 2012. In August 2013, the Company completed the sale of its Hatteras and Cabo boat businesses resulting in an after-tax gain of $1.6 million.

There were no sales or earnings from discontinued operations for the three months and six months ended June 28, 2014. The following table discloses the results of operations of the Hatteras and Cabo businesses reported as discontinued operations for the three months and six months ended June 29, 2013:

	Three Months Ended	Six Months Ended
(in millions)	June 29, 2013	June 29, 2013
Net sales	$10.3	$21.0

Earnings (loss) from discontinued operations before income taxes	0.5	(6.0)
Income tax benefit	(0.6)	(2.0)
Net earnings (loss) from discontinued operations, net of tax	$1.1	$(4.0)

There were no assets held for sale as of June 28, 2014 and December 31, 2013. The following table reflects the summary of assets and liabilities held for sale as of June 29, 2013, for the Hatteras and Cabo businesses reported as discontinued operations:

(in millions)	June 29, 2013
Accounts and notes receivable, net	$12.4
Net inventory	5.9
Current assets held for sale	18.3

Long-term assets held for sale	—
Assets held for sale (A)	$18.3

Accrued expenses	$17.0
Current liabilities held for sale	17.0

Other liabilities	2.7
Long-term liabilities held for sale	2.7
Liabilities held for sale	$19.7

(A) Assets held for sale at June 29, 2013 are shown net of reserves of $50.4 million.

Note 3 – Restructuring Activities

Since November 2006, Brunswick has announced and implemented a number of restructuring initiatives designed to improve the Company’s cost structure, better utilize overall capacity and improve general operating efficiencies.  These initiatives reflected the Company’s response to the significant reduction in the marine market and resulted in the recognition of restructuring, exit and impairment charges in the Condensed Consolidated Statements of Comprehensive Income during 2014 and 2013.

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

The Company has reported restructuring and exit activities based on the specific driver of the cost and reflected the expense in the accounting period when the cost has been committed or incurred, as appropriate.  The Company considers actions related to the divestiture activities for its European retail bowling centers in 2013 to be exit activities.  All other actions taken are considered to be restructuring activities.

The following table is a summary of the expense associated with the restructuring, exit and impairment activities for the three months and six months ended June 28, 2014 and June 29, 2013.  The 2014 charges consist of expenses related to actions initiated in 2014, 2013 and 2010. The 2013 charges consist of expenses related to actions initiated in 2013 and 2012.

	Three Months Ended		Six Months Ended
(in millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Restructuring activities:
Employee termination and other benefits	$2.8	$0.5	$2.8	$2.3
Current asset write-downs	0.5	—	0.2	0.3
Transformation and other costs:
Consolidation of manufacturing footprint	0.7	2.1	1.0	3.2
Retention and relocation costs	0.1	0.3	0.1	0.4
Exit activities:
Employee termination and other benefits	—	0.6	—	0.6
Transformation and other costs:
Loss on sale of non-strategic assets	—	0.5	—	0.5
Asset disposition actions:
Definite-lived asset impairments and (gain) on disposal	(1.0)	—	(1.0)	2.3
Total restructuring, exit and impairment charges	$3.1	$4.0	$3.1	$9.6

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company anticipates it may incur between $1 million and $2 million of additional restructuring charges in 2014 primarily related to known restructuring activities initiated during 2013 in the Boat segment.  Reductions in demand for the Company’s products, further refinement of its product portfolio or further opportunities to consolidate manufacturing facilities and reduce costs, may result in additional restructuring, exit or impairment charges in future periods.

Actions Initiated in 2014

In the second quarter of 2014, certain executive positions were restructured within the Company. The Company recorded restructuring charges in 2014 related to this action.

The restructuring, exit and impairment charges recorded in the three months and six months ended June 28, 2014 related to actions initiated in 2014, by reportable segment, are summarized below:

	Three Months Ended	Six Months Ended
(in millions)	June 28, 2014	June 28, 2014
Corporate	$2.7	$2.7
Total	$2.7	$2.7

The following is a summary of the charges by category associated with the Company’s 2014 restructuring initiatives:

	Three Months Ended	Six Months Ended
(in millions)	June 28, 2014	June 28, 2014
Restructuring activities:
Employee termination and other benefits	$2.7	$2.7
Total restructuring, exit and impairment charges	$2.7	$2.7

The following table summarizes the activity for restructuring, exit and impairment charges during the six months ended June 28, 2014 related to actions initiated in 2014. The accrued costs as of June 28, 2014 represent cash expenditures needed to satisfy remaining obligations, the majority of which are expected to be paid by the end of 2015 and are included in Accrued expenses in the Condensed Consolidated Balance Sheets.

(in millions)	Costs Recognized in 2014	Non-cash Charges	Net Cash Payments	Accrued Costs as of June 28, 2014
Employee termination and other benefits	$2.7	$(1.3)	$(0.1)	$1.3
Total restructuring, exit and impairment charges	$2.7	$(1.3)	$(0.1)	$1.3

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The restructuring, exit and impairment charges recorded in the three months and six months ended June 28, 2014 and June 29, 2013, related to actions initiated in 2013, by reportable segment, are summarized below:

	Three Months Ended		Six Months Ended
(in millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Boat	$1.4	$1.8	$1.4	$4.9
Bowling & Billiards	—	1.5	—	1.5
Corporate	—	—	—	0.7
Total	$1.4	$3.3	$1.4	$7.1

The following is a summary of the charges by category associated with the Company’s 2013 restructuring initiatives:

	Three Months Ended		Six Months Ended
(in millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Restructuring activities:
Employee termination and other benefits	$0.1	$0.4	$0.1	$2.1
Current asset write-downs	0.5	—	0.2	0.3
Transformation and other costs:
Consolidation of manufacturing footprint	0.7	1.5	1.0	1.6
Retention and relocation costs	0.1	0.3	0.1	0.4
Exit activities:
Employee termination and other benefits	—	0.6	—	0.6
Transformation and other costs:
Loss on sale of non-strategic assets	—	0.5	—	0.5
Asset disposition actions:
Definite-lived asset impairments	—	—	—	1.6
Total restructuring, exit and impairment charges	$1.4	$3.3	$1.4	$7.1

The restructuring, exit and impairment charges recorded in the six months ended June 28, 2014 related to actions initiated in 2013, by reportable segment and category, are summarized below:

(in millions)	Boat	Total
Employee termination and other benefits	$0.1	$0.1
Current asset write-downs	0.2	0.2
Transformation and other costs	1.1	1.1
Total restructuring, exit and impairment charges	$1.4	$1.4

The restructuring, exit and impairment charges recorded in the six months ended June 29, 2013 related to actions initiated in 2013, by reportable segment and category, are summarized below:

(in millions)	Boat	Bowling & Billiards	Corporate	Total
Employee termination and other benefits	$1.0	$1.0	$0.7	$2.7
Current asset write-downs	0.3	—	—	0.3
Transformation and other costs	2.0	0.5	—	2.5
Asset disposition actions	1.6	—	—	1.6
Total restructuring, exit and impairment charges	$4.9	$1.5	$0.7	$7.1

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the activity for restructuring, exit and impairment charges during the six months ended June 28, 2014 related to actions initiated in 2013. The accrued costs as of June 28, 2014 represent cash expenditures needed to satisfy remaining obligations, the majority of which are expected to be paid by the end of 2014 and are included in Accrued expenses in the Condensed Consolidated Balance Sheets.

(in millions)	Accrued Costs as of Jan. 1, 2014	Costs Recognized in 2014	Non-cash Charges	Net Cash (Payments)/Receipts	Accrued Costs as of June 28, 2014
Employee termination and other benefits	$2.3	$0.1	$—	$(1.5)	$0.9
Current asset write-downs	—	0.2	(0.5)	0.3	—
Transformation and other costs:
Consolidation of manufacturing footprint	—	1.0	—	(1.0)	—
Retention and relocation costs	—	0.1	—	(0.1)	—
Loss on sale of non-strategic assets	0.7	—	—	—	0.7
Total restructuring, exit and impairment charges	$3.0	$1.4	$(0.5)	$(2.3)	$1.6

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

There were no restructuring, exit and impairment charges recorded during the three months and six months ended June 28, 2014, related to actions initiated in 2012. The restructuring, exit and impairment charges recorded in the three months and six months ended June 29, 2013, related to actions initiated in 2012, by reportable segment, are summarized below:

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the activity for restructuring, exit and impairment charges during the six months ended June 28, 2014 related to actions initiated in 2012. The accrued costs as of June 28, 2014 represent cash expenditures needed to satisfy remaining obligations, the majority of which are expected to be paid by the end of 2014 and are included in Accrued expenses in the Condensed Consolidated Balance Sheets.

(in millions)	Accrued Costs as of Jan. 1, 2014	Costs Recognized in 2014	Non-cash Charges	Net Cash Payments	Accrued Costs as of June 28, 2014
Employee termination and other benefits	$0.2	$—	$—	$(0.2)	$—
Transformation and other costs:
Consolidation of manufacturing footprint	2.5	—	—	(0.8)	1.7
Total restructuring, exit and impairment charges	$2.7	$—	$—	$(1.0)	$1.7

Actions Initiated Before 2012

The $1.0 million gain on disposal for the three months and six months ended June 28, 2014, relates to the sale of a boat facility in Ashland City, Tennessee, that was part of the Company's 2010 restructuring initiatives to divest of non-strategic assets in its Boat segment.

Note 4 – Acquisitions

On June 16, 2014, the Company acquired 100 percent of privately held Whale, which is based in Bangor, Northern Ireland, and is a manufacturer of water movement and heating systems for the marine, recreational vehicle, industrial and other markets. The Company believes this acquisition will allow the Company to more fully compete across a number of parts and accessories product categories, enable entry into attractive adjacent markets and expand the global presence of the marine service, parts and accessories businesses. Whale will be managed as part of the Company's marine service, parts and accessories businesses within the Marine Engine segment.

The net cash consideration paid by the Company to acquire Whale was $29.1 million, which included the payments of $10.0 million to retire acquiree debt. The preliminary recording of the fair value of the assets acquired resulted in $12.7 million of identifiable intangible assets and $5.4 million of goodwill, which will not be deductible for tax purposes. Included in the identifiable intangible assets were customer relationships, trade names and patents and proprietary technology for $6.4 million, $3.9 million and $2.4 million, respectively. The Company considers its trade names to be indefinite-lived intangible assets, whereas the amounts assigned to Whale's customer relationships and patent and proprietary technology will be amortized over the estimated useful life of 14 years and 5 years, respectively. Due to the recent timing of the acquisition, these amounts are estimates and are subject to change within the measurement period as the Company's fair value assessments are finalized.

This acquisition was not and would not have been material to the Company's net sales, results of operations or total assets during the three months and six months ended June 28, 2014 and June 29, 2013, respectively. Accordingly, the Company's consolidated results from operations do not differ materially from historical performance as a result of this acquisition, and therefore, pro-forma results are not presented.

Note 5 – Financial Instruments

The Company operates globally with manufacturing and sales facilities in various locations around the world.  Due to the Company’s global operations, the Company engages in activities involving both financial and market risks.  The Company utilizes normal operating and financing activities, along with derivative financial instruments, to minimize these risks.

Derivative Financial Instruments. The Company uses derivative financial instruments to manage its risks associated with movements in foreign currency exchange rates, interest rates and commodity prices.  Derivative instruments are not used for trading or speculative purposes.  For certain derivative contracts, on the date a derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction (cash flow hedge).  The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction.  This process includes linking derivatives that are designated as hedges to specific forecasted transactions.  The Company also assesses, both at the hedge’s inception and monthly thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in the anticipated cash flows of the hedged item.  If the hedging relationship ceases to be highly effective, or it becomes probable that a forecasted transaction is no longer

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

expected to occur, gains and losses on the derivative are recorded in Cost of sales or Interest expense as appropriate.  There were no material adjustments as a result of ineffectiveness to the results of operations for the three months and six months ended June 28, 2014 and June 29, 2013. The fair value of derivative financial instruments is determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded.  The effects of derivative and financial instruments are not expected to be material to the Company’s financial position or results of operations when considered together with the underlying exposure being hedged. Use of derivative financial instruments exposes the Company to credit risk with its counterparties when the fair value of a derivative contract is an asset. The Company mitigates this risk by entering into derivative contracts with highly rated counterparties. The maximum amount of loss due to counterparty credit risk is limited to the asset value of derivative financial instruments.

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

A cash flow hedge requires that as changes in the fair value of derivatives occur, the portion of the change deemed to be effective is recorded temporarily in Accumulated other comprehensive loss, an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  As of June 28, 2014, the term of derivative instruments hedging forecasted transactions ranged from one to 18 months.

Fair Value Hedges. From time-to-time, the Company enters into fixed-to-floating interest rate swaps to convert a portion of the Company's long-term debt from fixed to floating rate debt. An interest rate swap is entered into with the expectation that the change in the fair value of the interest rate swap will offset the change in the fair value of the debt instrument attributable to changes in the benchmark interest rate.

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

Forward exchange contracts outstanding at June 28, 2014, December 31, 2013, and June 29, 2013 had notional contract values of $174.1 million, $159.1 million and $118.4 million, respectively.  Option contracts outstanding at June 28, 2014, December 31, 2013 and June 29, 2013 had notional contract values of $75.1 million, $71.9 million and $70.9 million, respectively.  The forward and options contracts outstanding at June 28, 2014, mature during 2014 and 2015 and mainly relate to the Euro, Canadian dollar, Japanese yen, Australian dollar, Brazilian real, Mexican peso, British pound, Swedish krona, Norwegian krone and New Zealand dollar. As of June 28, 2014, the Company estimates that during the next 12 months, it will reclassify approximately $1.1 million of net losses (based on current rates) from Accumulated other comprehensive loss to Cost of sales.

Interest Rate. In the second quarter of 2014, the Company entered into fixed-to-floating interest rate swaps to convert a portion of the Company's long-term debt from fixed to floating rate debt. As of June 28, 2014, the outstanding swaps had notional contract values of $200.0 million, of which $150.0 million correspond to the Company's 4.625 percent Senior notes due 2021 and $50.0 million correspond to the Company's 7.375 percent Debentures due 2023. There were no fixed-to-floating interest rate swaps outstanding as of December 31, 2013 and June 29, 2013. These instruments have been designated as fair value hedges, with the fair market value recorded in long-term debt as discussed in Note 17 – Debt.

The Company also enters into forward starting interest rate swaps to hedge the interest rate risk associated with anticipated debt issuances. There were no forward starting interest rate swaps outstanding at June 28, 2014, December 31, 2013 and June 29, 2013. In connection with the issuance of $150.0 million of 4.625 percent Senior notes due 2021, in May 2013, the Company terminated the $100.0 million notional value forward starting swaps, which resulted in a net deferred loss of $5.8 million, which

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

was recorded as a component of Accumulated other comprehensive loss and is being amortized to interest expense over the life of the related debt.

As of June 28, 2014, December 31, 2013 and June 29, 2013, the Company had $5.3 million of net deferred losses associated with all forward starting interest rate swaps, which were included in Accumulated other comprehensive loss.  These amounts include gains deferred on forward starting interest rate swaps terminated in July 2006, net of losses deferred on forward starting swaps terminated in August 2008 and forward starting swaps terminated in May 2013 discussed above.  During the three months and six months ended June 29, 2013, the Company recognized $1.1 million of income associated with the gains originally deferred in Accumulated other comprehensive loss resulting from the difference between the amount of new debt issued and the original notional value of swaps terminated in July 2006. As of June 28, 2014, the Company estimates that during the next 12 months, it will reclassify approximately $0.1 million of net losses resulting from settled forward starting interest rate swaps from Accumulated other comprehensive loss to Interest expense.

Commodity Price. The Company uses commodity swaps to hedge anticipated purchases of aluminum, copper and natural gas.  Commodity swap contracts outstanding at June 28, 2014, December 31, 2013 and June 29, 2013 had notional contract values of $25.1 million, $26.2 million and $20.8 million, respectively.  The contracts outstanding mature through 2015.  The amount of gain or loss associated with these instruments are deferred in Accumulated other comprehensive loss and are recognized in Cost of sales in the same period or periods during which the hedged transaction affects earnings.  As of June 28, 2014, the Company estimates that during the next 12 months it will reclassify approximately $0.9 million in net gains (based on current prices) from Accumulated other comprehensive loss to Cost of sales.

As of June 28, 2014, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets		Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid expenses and other	$1.0	Accrued expenses	$1.4
Commodity contracts	Prepaid expenses and other	1.0	Accrued expenses	0.2
Total		$2.0		$1.6

Derivatives Designated as Fair Value Hedges
Interest rate contracts	Prepaid expenses and other	$0.9	Accrued expenses	$2.3
Total		$0.9		$2.3

Other Hedging Activity
Foreign exchange contracts	Prepaid expenses and other	$0.0	Accrued expenses	$1.1
Total		$0.0		$1.1

As of December 31, 2013, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets		Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid expenses and other	$2.6	Accrued expenses	$2.4
Commodity contracts	Prepaid expenses and other	0.0	Accrued expenses	1.2
Total		$2.6		$3.6

Other Hedging Activity
Foreign exchange contracts	Prepaid expenses and other	$0.1	Accrued expenses	$0.9
Total		$0.1		$0.9

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of June 29, 2013, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets		Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid expenses and other	$4.2	Accrued expenses	$1.9
Commodity contracts	Prepaid expenses and other	—	Accrued expenses	2.7
Total		$4.2		$4.6

Other Hedging Activity
Foreign exchange contracts	Prepaid expenses and other	$0.7	Accrued expenses	$0.1
Total		$0.7		$0.1

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the three months ended June 28, 2014 was:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)
Foreign exchange contracts	$(0.9)	Cost of sales	$(0.1)
Commodity contracts	1.7	Cost of sales	0.5
Total	$0.8		$0.4

Derivatives Designated as Fair Value Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
Interest rate contracts	Interest expense	$0.3
Total		$0.3

Other Hedging Activity	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
Foreign exchange contracts	Cost of sales	$(1.9)
Foreign exchange contracts	Other income (expense), net	(0.6)
Total		$(2.5)

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the six months ended June 28, 2014 was:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)
Foreign exchange contracts	$(0.9)	Cost of sales	$(0.5)
Commodity contracts	0.6	Cost of sales	(1.7)
Total	$(0.3)		$(2.2)

Derivatives Designated as Fair Value Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
Interest rate contracts	Interest expense	$0.3
Total		$0.3

Other Hedging Activity	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
Foreign exchange contracts	Cost of sales	$(2.4)
Foreign exchange contracts	Other income (expense), net	(0.7)
Total		$(3.1)

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the three months ended June 29, 2013 was:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)
Interest rate contracts	$(1.2)	Interest expense	$1.2
Foreign exchange contracts	2.2	Cost of sales	(1.6)
Commodity contracts	(2.0)	Cost of sales	(0.5)
Total	$(1.0)		$(0.9)

Other Hedging Activity	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
Foreign exchange contracts	Cost of sales	$(0.2)
Foreign exchange contracts	Other income (expense), net	0.2
Total		$0.0

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

Concentration of Credit Risk. The Company enters into financial instruments and invests a portion of its cash reserves in marketable debt securities with banks and investment firms with which the Company has business relationships, and regularly monitors the credit ratings of its counterparties.  The Company sells a broad range of recreational products to a worldwide customer base and extends credit to its customers based upon an ongoing credit evaluation program.  The Company’s business units maintain credit organizations to manage financial exposure and perform credit risk assessments on an individual account basis.  Accounts are not aggregated into categories for credit risk determinations.  There are no concentrations of credit risk resulting from accounts receivable that are considered material to the Company’s financial position.  Refer to Note 10 – Financing Receivables for more information.

Fair Value of Other Financial Instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, accounts and notes receivable and short-term debt, including current maturities of long-term debt, approximate their fair values because of the short maturity of these instruments.  At June 28, 2014, December 31, 2013 and June 29, 2013, the fair value of the Company’s long-term debt was approximately $469.9 million, $461.6 million and $476.0 million, respectively, and was determined using Level 1 and Level 2 inputs described in Note 6 – Fair Value Measurements, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt.  The carrying value of long-term debt, including current maturities, was $458.0 million, $459.8 million and $471.6 million as of June 28, 2014, December 31, 2013 and June 29, 2013, respectively.

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

The following table summarizes Brunswick’s financial assets and liabilities measured at fair value on a recurring basis as of June 28, 2014:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$140.6	$1.0	$—	$141.6
Short-term investments in marketable securities	0.8	—	—	0.8
Restricted cash	18.6	—	—	18.6
Derivatives	—	2.9	—	2.9
Total assets	$160.0	$3.9	$—	$163.9

Liabilities:
Derivatives	$—	$5.0	$—	$5.0
Other	4.7	47.0	—	51.7
Total liabilities	$4.7	$52.0	$—	$56.7

The following table summarizes Brunswick’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$119.7	$59.7	$—	$179.4
Short-term investments in marketable securities	0.8	11.9	—	12.7
Restricted cash	6.5	—	—	6.5
Derivatives	—	2.7	—	2.7
Total assets	$127.0	$74.3	$—	$201.3

Liabilities:
Derivatives	$—	$4.5	$—	$4.5
Other	4.6	47.8	—	52.4
Total liabilities	$4.6	$52.3	$—	$56.9

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes Brunswick’s financial assets and liabilities measured at fair value on a recurring basis as of June 29, 2013:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$169.5	$—	$—	$169.5
Short-term investments in marketable securities	0.8	1.9	—	2.7
Restricted cash	13.0	—	—	13.0
Derivatives	—	4.9	—	4.9
Equity investments	0.8	—	—	0.8
Total assets	$184.1	$6.8	$—	$190.9

Liabilities:
Derivatives	$—	$4.7	$—	$4.7
Other	7.5	38.6	—	46.1
Total liabilities	$7.5	$43.3	$—	$50.8

Refer to Note 5 – Financial Instruments for additional information related to the fair value of derivative assets and liabilities by class. Other liabilities shown in the tables above include certain deferred compensation plans of the Company. In addition to the items shown in the tables above, refer to Note 16 in the Company's 2013 Form 10-K for further discussion regarding the fair value measurements associated with the Company’s postretirement benefit plans.

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

Note 7 – Share-Based Compensation

On May 7, 2014, the Company's shareholders approved the Brunswick Corporation 2014 Stock Incentive Plan (Plan), which replaced the Company's 2003 Stock Incentive Plan. Under the Plan, the Company may grant stock options, stock appreciation rights (SARs), non-vested stock awards and performance awards to executives, other employees and non-employee directors, with 5.0 million shares from treasury shares and from authorized, but unissued, shares of common stock initially available for grant. As of June 28, 2014, 5.0 million shares remained available for grant.

Stock Options and SARs

Between 2005 and 2012, the Company issued stock-settled SARs and has not issued any stock options since 2004. The Company has not issued SARs in 2014 or 2013. In the three months and six months ended June 28, 2014, there was $0.5 million and $0.8 million, respectively, of total expense after adjusting for forfeitures, due to amortization of SARs granted. In the three months and six months ended June 29, 2013, there was $0.6 million and $1.9 million, respectively, of total expense after adjusting for forfeitures, due to amortization of SARs granted.

Non-vested stock awards

The Company grants both stock-settled and cash-settled non-vested stock units and awards to key employees as determined by the Human Resources and Compensation Committee. During the three months and six months ended June 28, 2014, the Company granted 0.0 million and 0.3 million stock awards, respectively. The Company granted 0.0 million and 0.2 million of stock awards during the three months and six months ended June 29, 2013, respectively. The Company recognizes the cost of non-vested stock units and awards on a straight-line basis over the requisite service period. Additionally, cash-settled non-vested stock units and awards are recorded as a liability in the balance sheet and adjusted to fair value each reporting period through stock compensation expense. During the three months and six months ended June 28, 2014, $2.8 million and $5.0 million, respectively, was charged to compensation expense for non-vested stock awards. During the three months and six months ended June 29, 2013, $2.1 million and $4.6 million, respectively, was charged to compensation expense for non-vested stock awards.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of June 28, 2014, the Company had $11.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. The Company expects this cost to be recognized over a weighted average period of 1.3 years.

Performance Awards

The Company granted 0.2 million and 0.1 million performance shares to certain senior executives during the six months ended June 28, 2014 and June 29, 2013, respectively. The share awards are based on two performance measures--a cash flow return on investment (CFROI) measure and a total shareholder return (TSR) modifier. Target performance shares are earned based on a one-year CFROI performance period, commencing at the beginning of the calendar year of each grant. The performance shares earned from CFROI performance are then subject to a TSR modifier based on stock price performance measured against a predefined comparator group over a three-year performance period which starts at the beginning of the calendar year of each grant. Additionally, in February 2014 and 2013, the Company granted 24,600 and 26,000 performance shares, respectively, to non-executive officers and certain senior managers based solely on the CFROI measure utilizing the same one-year performance period mentioned above. Based on projections of probable attainment of the CFROI measure and the projected TSR modifier used to determine the performance awards, $2.3 million and $3.9 million was charged to compensation expense for the three months and six months ended June 28, 2014, respectively. In the three months and six months ended June 29, 2013, $1.5 million and $2.3 million, respectively, was charged to compensation expense based upon projections of probable attainment of the CFROI measure and the projected TSR modifier used to determine the performance awards.

The fair values of the senior executives' performance share award grants with a TSR modifier at the grant date in 2014 and 2013 were $41.38 and $35.93, respectively, which were estimated using the Monte Carlo valuation model, and incorporated the following assumptions:

	2014	2013
Risk-free interest rate	0.6%	0.4%
Dividend yield	1.0%	0.1%
Volatility factor	43.7%	53.0%
Expected life of award	2.9 years	2.9 years

The fair value of the non-executive officers and certain senior managers' performance awards granted based solely on the CFROI performance factor was $40.44 and $34.65, which was equal to the stock price on the date of grant in 2014 and 2013, respectively.

As of June 28, 2014, the Company had $4.2 million of total unrecognized compensation cost related to performance awards. The Company expects this cost to be recognized over a weighted average period of 1.1 years.

Director Awards

The Company issues stock awards to non-employee directors in accordance with the terms and conditions determined by the Nominating and Corporate Governance Committee of the Board of Directors.  A portion of each director’s annual fee is paid in Brunswick common stock, the receipt of which may be deferred until a director retires from the Board of Directors.  Each director may elect to have the remaining portion paid in cash, in Brunswick common stock distributed at the time of the award, or in deferred Brunswick common stock units with a 20 percent premium.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 8 – Earnings (Loss) per Common Share

Basic earnings (loss) per common share is calculated by dividing Net earnings (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is calculated similarly, except that the calculation includes the dilutive effect of stock-settled SARs and stock options (collectively “options”), non-vested stock awards and performance awards.

Basic and diluted earnings (loss) per common share for the three months and six months ended June 28, 2014 and June 29, 2013, were calculated as follows:

	Three Months Ended		Six Months Ended
(in millions, except per share data)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net earnings from continuing operations	$88.6	$79.3	$145.6	$134.2
Net earnings (loss) from discontinued operations, net of tax	—	1.1	—	(4.0)
Net earnings	$88.6	$80.4	$145.6	$130.2

Weighted average outstanding shares – basic	93.5	91.0	93.4	90.8
Dilutive effect of common stock equivalents	1.6	2.6	1.6	2.8
Weighted average outstanding shares – diluted	95.1	93.6	95.0	93.6

Basic earnings (loss) per common share:
Continuing operations	$0.95	$0.87	$1.56	$1.48
Discontinued operations	—	0.01	—	(0.05)
Net earnings	$0.95	$0.88	$1.56	$1.43

Diluted earnings (loss) per common share:
Continuing operations	$0.93	$0.85	$1.53	$1.43
Discontinued operations	—	0.01	—	(0.04)
Net earnings	$0.93	$0.86	$1.53	$1.39

As of June 28, 2014, the Company had 3.4 million options outstanding, of which 2.9 million were exercisable.  This compares with 6.8 million options outstanding, of which 5.5 million were exercisable, as of June 29, 2013.  During the three months and six months ended June 28, 2014, there were 0.3 million and 0.3 million average shares of options outstanding, respectively, for which the exercise price was greater than the average market price of the Company’s shares for the period then ended.  These options were not included in the computation of diluted earnings per common share because the effect would have been anti-dilutive. This compares to 1.4 million and 1.0 million anti-dilutive shares of options outstanding that were excluded from the three months and six months ended June 29, 2013, respectively. Changes in average outstanding basic shares from June 29, 2013 to June 28, 2014, reflect the impact of options exercised and the vesting of stock and performance awards since the beginning of 2013.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 9 – Commitments and Contingencies

Financial Commitments

The Company has entered into guarantees of indebtedness of third parties, primarily in connection with customer financing programs.  Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount that is less than total obligations outstanding.  The Company has also extended guarantees to third parties that have purchased customer receivables from Brunswick and, in certain instances, has guaranteed secured term financing of its customers.  Potential payments in connection with these customer financing arrangements generally extend over several years.  The potential cash obligations associated with these customer financing arrangements as of June 28, 2014, December 31, 2013 and June 29, 2013 were:

	Single Year Obligation			Maximum Obligation
(in millions)	June 28, 2014	December 31, 2013	June 29, 2013	June 28, 2014	December 31, 2013	June 29, 2013
Marine Engine	$2.8	$8.8	$5.9	$2.8	$8.8	$5.9
Boat	3.8	3.1	2.0	3.8	3.1	2.0
Fitness	26.5	24.4	26.0	30.0	28.9	30.6
Bowling & Billiards	0.3	0.5	0.8	0.5	0.9	1.3
Total	$33.4	$36.8	$34.7	$37.1	$41.7	$39.8

In most instances, upon repurchase of the receivable or note, the Company receives rights to the collateral securing the financing.  The Company’s risk under these arrangements is partially mitigated by the value of the collateral that secures the financing.  The Company had $1.7 million, $1.6 million and $1.6 million accrued for potential losses related to recourse exposure at June 28, 2014, December 31, 2013 and June 29, 2013, respectively. The Company's recourse accrual represents the expected losses that could result from requirements to repurchase receivables or notes, after giving affect to anticipated proceeds from collections.

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the customer, to repurchase from the third-party lender those Brunswick products repossessed from the customer.  These arrangements are typically subject to a maximum repurchase amount. The potential cash payments the Company could be required to make to repurchase collateral as of June 28, 2014, December 31, 2013 and June 29, 2013 were:

	Single Year Obligation			Maximum Obligation
(in millions)	June 28, 2014	December 31, 2013	June 29, 2013	June 28, 2014	December 31, 2013	June 29, 2013
Marine Engine	$2.0	$2.2	$2.2	$2.0	$2.2	$2.2
Boat	58.2	62.5	68.5	58.2	62.5	68.5
Bowling & Billiards	0.2	0.3	0.2	0.2	0.3	0.2
Total	$60.4	$65.0	$70.9	$60.4	$65.0	$70.9

The Company’s risk under these repurchase arrangements is partially mitigated by the value of the products repurchased as part of the transaction.  The Company had $1.5 million, $1.7 million and $1.9 million accrued for potential losses related to repurchase exposure at June 28, 2014, December 31, 2013 and June 29, 2013, respectively.  The Company’s repurchase accrual represents the expected losses that could result from obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of those products to alternative dealers.

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

The Company has accounts receivable sale arrangements with third parties which are included in the guarantee arrangements discussed above.  The Company treats the sale of receivables in which the Company retains an interest as a secured obligation as the transfers of the receivables under these arrangements do not meet the requirements of a “true sale.”  Accordingly, the current portion of receivables underlying these arrangements of $25.3 million, $36.2 million and $34.5 million was recorded in Accounts

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

and notes receivable and Accrued expenses as of June 28, 2014, December 31, 2013 and June 29, 2013, respectively.  Further, the long-term portion of these arrangements of $18.2 million, $18.9 million and $19.3 million as of June 28, 2014, December 31, 2013 and June 29, 2013 was recorded in Other long-term assets and Other long-term liabilities.

Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling $8.2 million and $14.6 million, respectively, as of June 28, 2014.  A large portion of these standby letters of credit and surety bonds are related to the Company’s self-insured workers’ compensation program as required by its insurance companies and various state agencies.  The Company has recorded reserves to cover the anticipated liabilities associated with these programs.  Under certain circumstances, such as an event of default under the Company’s revolving credit facility, or, in the case of surety bonds, a ratings downgrade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds.  The Company was not required to post letters of credit as collateral against surety bonds as of June 28, 2014.

The Company has a collateral trust arrangement with insurance carriers and a trustee bank.  The trust is owned by the Company, but the assets are pledged as collateral against workers’ compensation related obligations in lieu of other forms of collateral including letters of credit.  In connection with this arrangement, the Company had $18.6 million, $6.5 million and $13.0 million of cash in the trust as of June 28, 2014, December 31, 2013 and June 29, 2013, respectively, which was classified as Restricted cash in the Company’s Condensed Consolidated Balance Sheets. In the second quarter of 2014, the Company transferred $9.7 million of cash from Cash and cash equivalents to Restricted cash in the Company's Condensed Consolidated Balance Sheets and canceled an equal amount of letters of credit which had previously provided collateral against these obligations. In the first quarter of 2014, there was a $2.4 million transfer of cash from Cash and cash equivalents to Restricted cash in the Company's Condensed Consolidated Balance Sheets related to annual collateral requirements for the current policy year.

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

The following activity related to product warranty liabilities was recorded in Accrued expenses during the six months ended June 28, 2014 and June 29, 2013:

(in millions)	June 28, 2014	June 29, 2013
Balance at beginning of period	$120.8	$127.7
Payments made	(24.7)	(26.4)
Provisions/additions for contracts issued/sold	23.9	23.5
Aggregate changes for preexisting warranties	(4.1)	(2.0)
Balance at end of period	$115.9	$122.8

Additionally, end users of the Company's Marine Engine, Boat and Fitness segments' products may purchase a contract from the Company that extends product warranty beyond the standard period.  For certain extended warranty contracts in which the Company retains the warranty or administration obligation, a deferred liability is recorded based on the aggregate sales price for contracts sold.  The deferred liability is reduced and revenue is recognized on a straight-line basis over the contract period during which costs are expected to be incurred.  Deferred revenue associated with contracts sold by the Company that extend product protection beyond the standard product warranty period, not included in the table above, was $61.1 million and $53.8 million at June 28, 2014 and June 29, 2013, respectively, and is recorded in Accrued expenses and Other long-term liabilities.

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

There were no significant changes during the three months and six months ended June 28, 2014, to the legal and environmental commitments that were discussed in Note 12 to the consolidated financial statements in the 2013 Form 10-K.

Note 10 – Financing Receivables

The Company has recorded financing receivables, which are defined as a contractual right to receive money, recognized as assets on its Condensed Consolidated Balance Sheets as of June 28, 2014, December 31, 2013 and June 29, 2013.  Substantially all of the Company’s financing receivables are for commercial customers.  The Company classifies its financing receivables into three categories: receivables repurchased under recourse provisions (Recourse Receivables); receivables sold to third-party finance companies (Third-Party Receivables); and customer notes and other (Other Receivables).  Recourse Receivables are the result of the contingent recourse arrangements discussed in Note 9 – Commitments and Contingencies.  Third-Party Receivables are accounts that have been sold to third-party finance companies, but do not meet the definition of a true sale, and are therefore recorded as an asset with an offsetting balance recorded as a secured obligation in Accrued expenses and Other long-term liabilities as discussed in Note 9 – Commitments and Contingencies.  Other Receivables are mostly comprised of notes from customers, which are originated by the Company in the normal course of business.  Financing receivables are carried at their face amounts less an allowance for doubtful accounts.

The Company sells a broad range of recreational products to a worldwide customer base and extends credit to its customers based upon an ongoing credit evaluation program.  The Company’s business units maintain credit organizations to manage financial exposure and perform credit risk assessments on an individual account basis.  Accounts are not aggregated into categories for credit risk determinations.  Due to the composition of the account portfolio, the Company does not believe that the credit risk posed by the Company’s financing receivables is significant to its operations, financial condition or cash flows.  There were no significant troubled debt restructurings during the three months or six months ended June 28, 2014 and June 29, 2013.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following are the Company’s financing receivables, excluding trade accounts receivable contractually due within one year, by segment as of June 28, 2014:

(in millions)	Marine Engine	Boat	Fitness	Bowling & Billiards	Corporate	Total
Recourse Receivables:
Short-term	$—	$—	$0.8	$4.7	$—	$5.5
Long-term	—	—	0.2	2.6	—	2.8
Allowance for doubtful accounts	—	—	(0.3)	(4.4)	—	(4.7)
Total	—	—	0.7	2.9	—	3.6

Third-Party Receivables:
Short-term	4.7	2.0	18.6	—	—	25.3
Long-term	—	—	18.2	—	—	18.2
Allowance for doubtful accounts	—	—	—	—	—	—
Total	4.7	2.0	36.8	—	—	43.5

Other Receivables:
Short-term	7.7	0.3	0.7	—	—	8.7
Long-term	0.7	0.2	0.1	—	1.3	2.3
Allowance for doubtful accounts	—	(0.3)	—	—	—	(0.3)
Total	8.4	0.2	0.8	—	1.3	10.7

Total Financing Receivables	$13.1	$2.2	$38.3	$2.9	$1.3	$57.8

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following are the Company’s financing receivables, excluding trade accounts receivable contractually due within one year, by segment as of June 29, 2013:

(in millions)	Marine Engine	Boat	Fitness	Bowling & Billiards	Corporate	Total
Recourse Receivables:
Short-term	$—	$—	$1.0	$4.9	$—	$5.9
Long-term	—	—	0.3	5.2	—	5.5
Allowance for doubtful accounts	—	—	(0.5)	(4.5)	—	(5.0)
Total	—	—	0.8	5.6	—	6.4

Third-Party Receivables:
Short-term	6.9	2.2	25.4	—	—	34.5
Long-term	—	—	19.3	—	—	19.3
Allowance for doubtful accounts	—	—	—	—	—	—
Total	6.9	2.2	44.7	—	—	53.8

Other Receivables:
Short-term	12.1	0.7	1.2	—	0.2	14.2
Long-term	1.6	0.6	0.2	—	—	2.4
Allowance for doubtful accounts	—	(0.6)	—	—	—	(0.6)
Total	13.7	0.7	1.4	—	0.2	16.0

Total Financing Receivables	$20.6	$2.9	$46.9	$5.6	$0.2	$76.2

The following table sets forth activity related to the allowance for doubtful accounts on financing receivables during the six months ended June 28, 2014:

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth activity related to the allowance for doubtful accounts on financing receivables during the six months ended June 29, 2013:

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

Note 11 – Segment Data

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Operating Segments

The following table sets forth net sales and operating earnings (loss) of each of the Company's operating segments, which are also the Company's reportable segments, for the three months ended June 28, 2014 and June 29, 2013:

	Net Sales		Operating Earnings (Loss)
	Three Months Ended		Three Months Ended
(in millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Marine Engine	$652.4	$631.7	$122.5	$119.4
Boat	324.1	310.9	19.9	14.6
Marine eliminations	(68.5)	(66.1)	—	—
Total Marine	908.0	876.5	142.4	134.0
Fitness	159.7	150.8	18.7	20.8
Bowling & Billiards	72.1	71.0	3.3	1.6
Pension - non-service costs	—	—	(3.7)	(4.6)
Corporate/Other	—	—	(19.4)	(15.1)
Total	$1,139.8	$1,098.3	$141.3	$136.7

The following table sets forth net sales and operating earnings (loss) of each of the Company's operating segments, which are also the Company's reportable segments, for the six months ended June 28, 2014 and June 29, 2013:

	Net Sales		Operating Earnings (Loss)
	Six Months Ended		Six Months Ended
(in millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Marine Engine	$1,157.5	$1,153.5	$184.2	$190.9
Boat	606.9	600.6	28.3	17.0
Marine eliminations	(141.6)	(133.7)	—	—
Total Marine	1,622.8	1,620.4	212.5	207.9
Fitness	335.3	317.0	48.5	45.3
Bowling & Billiards	150.9	156.2	16.0	16.5
Pension - non-service costs	—	—	(7.4)	(9.5)
Corporate/Other	—	—	(33.6)	(33.6)
Total	$2,109.0	$2,093.6	$236.0	$226.6

The following table sets forth total assets of each of the Company's reportable segments:

	Total Assets
(in millions)	June 28, 2014	December 31, 2013	June 29, 2013
Marine Engine	$991.2	$803.6	$829.8
Boat	363.0	330.3	328.4
Total Marine	1,354.2	1,133.9	1,158.2
Fitness	542.4	551.2	513.4
Bowling & Billiards	249.4	250.6	255.7
Corporate/Other	888.9	980.1	445.1
Total	$3,034.9	$2,915.8	$2,372.4

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 12 – Investments

Investments in Marketable Securities

The Company invests a portion of its cash reserves in marketable debt securities.  These investments, which have an original maturity of up to two years, are reported in either Short-term or Long-term investments in marketable securities on the Condensed Consolidated Balance Sheets.  Furthermore, the debt securities have readily determinable market values and are being accounted for as available-for-sale investments.  These investments are recorded at fair value with unrealized gains and losses reflected in Accumulated other comprehensive loss, a component of Shareholders’ equity on the Company’s Condensed Consolidated Balance Sheets, on an after-tax basis.

The following is a summary of the Company’s available-for-sale securities as of June 28, 2014:

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

The net carrying value and estimated fair value of debt securities at June 28, 2014, by contractual maturity, are shown below:

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

The Company had $11.9 million in redemptions of available-for-sale securities during the six months ended June 28, 2014. The Company had $107.4 million in redemptions and $35.7 million in sales during the six months ended June 29, 2013. During the second quarter of 2013, proceeds from the redemptions and sales of available-for-sale securities were used to repurchase outstanding Senior notes due in 2016. Refer to Note 17 – Debt for more information. The net adjustment to Unrealized investment losses on available-for-sale securities included in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets was $0.0 million for both the three months and six months ended June 28, 2014 and June 29, 2013, respectively.

At each reporting date, management reviews the debt securities to determine if any loss in the value of a security below its amortized cost should be considered “other-than-temporary.”  For the evaluation, management determines whether it intends to sell or if it is more likely than not that it will be required to sell the securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and the strategy for managing the Company’s securities portfolio. For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is likely the amortized cost value will be recovered. The Company also considers the nature of the securities, the credit rating or financial condition of the issuer, the extent and duration of the unrealized loss and market conditions.  As of June 28, 2014, there were no unrealized losses related to debt securities that required management evaluation.

Equity Investments

The Company has certain unconsolidated international and domestic affiliates that are accounted for using the equity method. Refer to Note 14 – Financial Services for more details on the Company’s Brunswick Acceptance Company, LLC joint venture. Refer to Note 8 to the consolidated financial statements in the 2013 Form 10-K for further detail relating to the Company's investments.

Note 13 – Comprehensive Income

Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets includes prior service costs and credits and net actuarial gains and losses for defined benefit plans; foreign currency cumulative translation adjustments; unrealized derivative gains and losses; and unrealized investment gains and losses, all net of tax.  Changes in the components of Accumulated other comprehensive loss for the three months and six months ended June 28, 2014 and June 29, 2013 were as follows:

	Three Months Ended		Six Months Ended
(in millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net earnings	$88.6	$80.4	$145.6	$130.2
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	1.3	(6.4)	(0.3)	(13.4)
Net change in unamortized prior service credits	(0.3)	(1.8)	(0.6)	(3.5)
Net change in unamortized actuarial losses	2.2	5.6	4.7	11.5
Net change in unrealized derivative losses	0.2	(0.8)	1.1	(1.1)
Total other comprehensive income (loss)	3.4	(3.4)	4.9	(6.5)
Comprehensive income	$92.0	$77.0	$150.5	$123.7

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the three months ended June 28, 2014:

(in millions)	Foreign currency translation	Prior service credits	Actuarial losses	Derivative losses	Total
Beginning balance	$9.4	$(2.9)	$(396.1)	$(10.4)	$(400.0)
Other comprehensive income (loss) before reclassifications	1.3	—	(0.1)	0.4	1.6
Amounts reclassified from Accumulated other comprehensive loss	—	(0.3)	2.3	(0.2)	1.8
Net current-period other comprehensive income (loss)	1.3	(0.3)	2.2	0.2	3.4
Ending balance	$10.7	$(3.2)	$(393.9)	$(10.2)	$(396.6)

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the six months ended June 28, 2014:

(in millions)	Foreign currency translation	Prior service credits	Actuarial losses	Derivative losses	Total
Beginning balance	$11.0	$(2.6)	$(398.6)	$(11.3)	$(401.5)
Other comprehensive income (loss) before reclassifications	(0.3)	—	0.1	(0.3)	(0.5)
Amounts reclassified from Accumulated other comprehensive loss	—	(0.6)	4.6	1.4	5.4
Net current-period other comprehensive income (loss)	(0.3)	(0.6)	4.7	1.1	4.9
Ending balance	$10.7	$(3.2)	$(393.9)	$(10.2)	$(396.6)

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the three months ended June 29, 2013:

(in millions)	Foreign currency translation	Prior service credits	Actuarial losses	Derivatives losses	Total
Beginning balance	$11.4	$2.7	$(561.3)	$(11.0)	$(558.2)
Other comprehensive income (loss) before reclassifications	(5.7)	—	—	(1.7)	(7.4)
Amounts reclassified from Accumulated other comprehensive loss	(0.7)	(1.8)	5.6	0.9	4.0
Net current-period other comprehensive income (loss)	(6.4)	(1.8)	5.6	(0.8)	(3.4)
Ending balance	$5.0	$0.9	$(555.7)	$(11.8)	$(561.6)

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the six months ended June 29, 2013:

(in millions)	Foreign currency translation	Prior service credits	Actuarial losses	Derivatives losses	Total
Beginning balance	$18.4	$4.4	$(567.2)	$(10.7)	$(555.1)
Other comprehensive income (loss) before reclassifications	(12.7)	—	0.2	(3.3)	(15.8)
Amounts reclassified from Accumulated other comprehensive loss	(0.7)	(3.5)	11.3	2.2	9.3
Net current-period other comprehensive income (loss)	(13.4)	(3.5)	11.5	(1.1)	(6.5)
Ending balance	$5.0	$0.9	$(555.7)	$(11.8)	$(561.6)

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents reclassification adjustments out of Accumulated other comprehensive loss during the three months ended June 28, 2014:

(in millions)
Details about Accumulated other comprehensive income (loss) components	Amount reclassified from Accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Amortization of defined benefit items:
Prior service credits	$0.6	(A)
Net actuarial losses	(3.8)	(A)
	(3.2)	Total before tax
	1.2	Tax benefit
	$(2.0)	Net of tax

Amount of gain (loss) reclassified into earnings on derivative contracts:
Foreign exchange contracts	$(0.1)	Cost of sales
Commodity contracts	0.5	Cost of sales
	0.4	Total before tax
	(0.2)	Tax expense
	$0.2	Net of tax

(A) These Accumulated other comprehensive income (loss) components are included in the computation of net pension and other benefit costs. See Note 16 – Pension and Other Postretirement Benefits for additional details.

The following table presents reclassification adjustments out of Accumulated other comprehensive loss during the six months ended June 28, 2014:

(in millions)
Details about Accumulated other comprehensive income (loss) components	Amount reclassified from Accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Amortization of defined benefit items:
Prior service credits	$1.1	(A)
Net actuarial losses	(7.5)	(A)
	(6.4)	Total before tax
	2.4	Tax benefit
	$(4.0)	Net of tax

Amount of loss reclassified into earnings on derivative contracts:
Foreign exchange contracts	$(0.5)	Cost of sales
Commodity contracts	(1.7)	Cost of sales
	(2.2)	Total before tax
	0.8	Tax benefit
	$(1.4)	Net of tax

(A) These Accumulated other comprehensive income (loss) components are included in the computation of net pension and other benefit costs. See Note 16 – Pension and Other Postretirement Benefits for additional details.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents reclassification adjustments out of Accumulated other comprehensive loss during the three months ended June 29, 2013:

(in millions)
Details about Accumulated other comprehensive income (loss) components	Amount reclassified from Accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Amount of gain reclassified into earnings on foreign currency:
Foreign currency cumulative translation adjustment	$0.7	Selling, general and administrative expense
	0.7	Total before tax
	—	Tax benefit (B)
	$0.7	Net of tax

Amortization of defined benefit items:
Prior service credits	$1.8	(A)
Net actuarial losses	(5.6)	(A)
	(3.8)	Total before tax
	—	Tax benefit (B)
	$(3.8)	Net of tax

Amount of gain (loss) reclassified into earnings on derivative contracts:
Interest rate contracts	$1.2	Interest expense
Foreign exchange contracts	(1.6)	Cost of sales
Commodity contracts	(0.5)	Cost of sales
	(0.9)	Total before tax
	—	Tax benefit (B)
	$(0.9)	Net of tax

(A) These Accumulated other comprehensive income (loss) components are included in the computation of net pension and other benefit costs. See Note 16 – Pension and Other Postretirement Benefits for additional details.

(B) Pre-tax and after-tax amounts are substantially the same as the Company maintained a tax valuation allowance for these items until its reversal at December 31, 2013. See Note 15 – Income Taxes for additional details.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents reclassification adjustments out of Accumulated other comprehensive loss during the six months ended June 29, 2013:

(in millions)
Details about Accumulated other comprehensive income (loss) components	Amount reclassified from Accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Amount of gain reclassified into earnings on foreign currency:
Foreign currency cumulative translation adjustment	$0.7	Selling, general and administrative expense
	0.7	Total before tax
	—	Tax benefit (B)
	$0.7	Net of tax

Amortization of defined benefit items:
Prior service credits	$3.5	(A)
Net actuarial losses	(11.3)	(A)
	(7.8)	Total before tax
	—	Tax benefit (B)
	$(7.8)	Net of tax

Amount of gain (loss) reclassified into earnings on derivative contracts:
Interest rate contracts	$1.5	Interest expense
Foreign exchange contracts	(2.9)	Cost of sales
Commodity contracts	(0.9)	Cost of sales
	(2.3)	Total before tax
	0.1	Tax benefit (B)
	$(2.2)	Net of tax

(A) These Accumulated other comprehensive income (loss) components are included in the computation of net pension and other benefit costs. See Note 16 – Pension and Other Postretirement Benefits for additional details.

(B) Pre-tax and after-tax amounts are substantially the same as the Company maintained a tax valuation allowance for these items until its reversal at December 31, 2013. See Note 15 – Income Taxes for additional details.

Note 14 – Financial Services

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

In March 2013, the term of the BAC joint venture was extended through December 31, 2016.  The joint venture agreement contains provisions allowing for the renewal of the agreement or the purchase of the other party’s interest in the joint venture at the end of its term.  Alternatively, either partner may terminate the agreement at the end of its term.  In June 2014, the joint venture agreement was amended for a financial covenant that was conformed to the maximum leverage ratio test contained in the Facility as described in Note 17 – Debt.  As of June 28, 2014, the Company was in compliance with the leverage ratio covenant under both the joint venture agreement and the Facility.

BAC is funded in part through a $1.0 billion secured borrowing facility from GE Commercial Distribution Finance Corporation (GECDF), which is in place through the term of the joint venture, and with equity contributions from both partners.  BAC also sells a portion of its receivables to a securitization facility, the GE Dealer Floorplan Master Note Trust, which is arranged by GECC.  The sales of these receivables meet the requirements of a “true sale” and are therefore not retained on the financial statements of BAC.  The indebtedness of BAC is not guaranteed by the Company or any of its subsidiaries.  In addition, BAC is

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

not responsible for any continuing servicing costs or obligations with respect to the securitized receivables.  Through June 28, 2014, BFS and GECDF had an income sharing arrangement related to income generated from the receivables sold by BAC to the securitization facility.  The Company recorded this income in Other income (expense), net, in the Condensed Consolidated Statements of Comprehensive Income. Beginning July 1, 2014, BAC will recognize all income related to securitized receivables at the time of sale and the income sharing arrangement will remain in place through December 31, 2014 for assets securitized prior to July 1, 2014.

The Company considers BFS’s investment in BAC as an investment in a variable interest entity of which the Company is not the primary beneficiary.  To be considered the primary beneficiary, the Company must have the power to direct the activities of BAC that most significantly impact BAC’s economic performance and the Company must have the obligation to absorb losses or the right to receive benefits from BAC that could be potentially significant to BAC.  Based on a qualitative analysis performed by the Company, BFS did not meet the definition of a primary beneficiary.  As a result, BFS’s investment in BAC is accounted for by the Company under the equity method and is recorded as a component of Equity investments in its Condensed Consolidated Balance Sheets.  The Company records BFS’s share of income or loss in BAC based on its ownership percentage in the joint venture in Equity earnings (loss) in its Condensed Consolidated Statements of Comprehensive Income.  BFS’s equity investment is adjusted monthly to maintain a 49 percent interest in accordance with the capital provisions of the joint venture agreement.  The Company funds its investment in BAC through cash contributions and reinvested earnings.  BFS’s total investment in BAC at June 28, 2014, December 31, 2013 and June 29, 2013 was $12.2 million, $11.2 million and $11.5 million, respectively.

The Company’s maximum loss exposure relating to BAC is detailed as follows:

(in millions)	June 28, 2014	December 31, 2013	June 29, 2013
Investment	$12.2	$11.2	$11.5
Repurchase and recourse obligations (A)	37.3	37.0	37.0
Liabilities (B)	(1.8)	(1.4)	(1.3)
Total maximum loss exposure	$47.7	$46.8	$47.2

(A)
Repurchase and recourse obligations are off-balance sheet obligations provided by the Company for the Boat and Marine Engine segments, respectively, and are included within the Maximum Potential Obligations disclosed in Note 9 – Commitments and Contingencies.  Repurchase and recourse obligations are mainly related to a North American repurchase agreement with GECDF and could be reduced by repurchase activity occurring under other similar agreements with GECDF and affiliates.  The Company’s risk under these repurchase arrangements is partially mitigated by the value of the products repurchased as part of the transaction.  Amounts above exclude any potential recoveries from the value of the repurchased product. Amounts previously reported of $51.8 million and $52.7 million as of December 31, 2013 and June 29, 2013, respectively, reflect repurchase and recourse obligations under the Company's global repurchase agreement that was replaced in 2013 with the North American repurchase agreement described above.

(B)
Represents accrued amounts for potential losses related to recourse exposure and the Company’s expected losses on obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of these products to alternative dealers.

BFS recorded income related to the operations of BAC of $1.1 million and $2.2 million during both the three months and six months ended June 28, 2014 and June 29, 2013, respectively. This income includes amounts earned by BFS under the aforementioned income sharing agreement.

Note 15 – Income Taxes

The Company recognized an income tax provision from continuing operations for the three months ended June 28, 2014 of $45.7 million, which included a net charge of $0.1 million mainly associated with the impact of tax reserve changes. The Company recognized an income tax provision from continuing operations for the six months ended June 28, 2014 of $76.1 million, which included a net charge of $0.5 million mainly associated with the impact of tax rate changes. The Company recognized an income tax provision from continuing operations for the three months ended June 29, 2013 of $11.9 million, which included a net charge of $2.2 million mainly associated with the reassessment of tax reserves and valuation allowance adjustments primarily related to stock-based compensation. The Company recognized an income tax provision from continuing operations for the six months ended June 29, 2013 of $33.8 million, which included a net charge of $13.3 million mainly associated with valuation allowance adjustments primarily related to stock-based compensation and the reassessment of tax reserves. The effective tax rate from continuing operations, which is calculated as the income tax benefit or provision as a percentage of pretax income, for the three months and six months ended June 28, 2014, was 34.0 percent and 34.3 percent, respectively. The effective tax rate from continuing operations for the three months and six months ended June 29, 2013, was 13.0 percent and 20.1 percent, respectively.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

In the fourth quarter of 2013, the Company reached the conclusion that it was appropriate to release valuation allowance reserves against a significant portion of its federal deferred tax assets and against certain state deferred tax assets due to the sustained positive operating performance of its U.S. operations and the expectation of future taxable income. Additionally, the Company achieved a cumulative three year income position domestically, reached four consecutive quarters of positive pre-tax operating earnings, and completed its near- and mid-term business plans, all of which were significant positive factors that overcame substantive prior negative evidence. The Company also considered forecasts of future operating results and utilization of net operating losses and tax credits prior to their expiration. Reversal of deferred tax asset valuation allowances also were recorded in the fourth quarter of 2013 for business units located in Norway and Sweden. As a result, the Company recorded a $599.5 million reversal of its deferred tax asset valuation allowance reserves in the fourth quarter of 2013 after determining it was more likely than not that certain deferred tax assets would be realized. The Company's remaining valuation allowance reserves in the U.S. primarily relate to capital loss carryforwards, non-amortizable intangibles, and various state operating loss carryforwards and state tax credits that are subject to rules which may limit future utilization, as well as for foreign jurisdictions, primarily for Brazil, Portugal and Spain.

The Company has historically provided deferred taxes for the presumed ultimate repatriation to the U.S. of earnings from most of its non-U.S. subsidiaries and unconsolidated affiliates. As of December 31, 2013, the indefinite reversal criterion had been applied to certain entities and allowed the Company to overcome that presumption to the extent the earnings were to be indefinitely reinvested outside the United States. As of January 1, 2014, the Company determined that the indefinite reinvestment assertion should be applied to certain additional non-U.S. subsidiaries' earnings recorded only for 2014 and future years and will be considered indefinitely reinvested. Accordingly, no deferred income taxes have been provided as of June 28, 2014 on the applicable undistributed earnings of the non-U.S. subsidiaries where the indefinite reinvestment assertion has been applied. If at some future date these earnings cease to be indefinitely reinvested, the Company may be subject to additional U.S. income taxes and foreign withholding and other taxes on such amounts.

As of June 28, 2014, December 31, 2013 and June 29, 2013, the Company had $6.0 million, $6.3 million and $24.9 million of gross unrecognized tax benefits, including interest, respectively.  The Company believes it is reasonably possible that the total amount of gross unrecognized tax benefits as of June 28, 2014, could decrease by approximately $1.7 million in the next 12 months due to settlements with taxing authorities or lapses in the statute of limitations.  Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in 2014, but the amount cannot be estimated.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  As of June 28, 2014, December 31, 2013 and June 29, 2013, the Company had approximately $0.3 million, $0.3 million and $3.2 million accrued for the payments of interest. There were no amounts accrued for penalties at June 28, 2014 and December 31, 2013, and $0.2 million accrued for penalties at June 29, 2013.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 16 – Pension and Other Postretirement Benefits

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

Pension and other postretirement benefit costs included the following components for the three months ended June 28, 2014 and June 29, 2013:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
(in millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Service cost	$—	$0.1	$—	$—
Interest cost	14.6	13.5	0.5	0.5
Expected return on plan assets	(14.7)	(14.2)	—	—
Amortization of prior service credits	—	—	(0.2)	(1.5)
Amortization of net actuarial losses	3.8	5.3	—	0.3
Net pension and other benefit costs	$3.7	$4.7	$0.3	$(0.7)

Pension and other postretirement benefit costs included the following components for the six months ended June 28, 2014 and June 29, 2013:

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended		Six Months Ended
(in millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Service cost	$—	$0.1	$—	$—
Interest cost	29.3	27.0	1.0	1.0
Expected return on plan assets	(29.4)	(28.5)	—	—
Amortization of prior service credits	—	—	(0.4)	(2.9)
Amortization of net actuarial losses	7.5	10.7	—	0.6
Net pension and other benefit costs	$7.4	$9.3	$0.6	$(1.3)

Portions of Net pension and other benefit costs are recorded in Selling, general and administrative expenses as well as capitalized into inventory. Costs capitalized into inventory are eventually realized through Cost of sales in the Condensed Consolidated Statements of Comprehensive Income.

Employer Contributions and Benefit Payments. During both the six months ended June 28, 2014 and June 29, 2013, the Company contributed $1.5 million to fund benefit payments to its nonqualified pension plan.  During the six months ended June 28, 2014 and June 29, 2013, the Company contributed $17.3 million and $10.8 million to its qualified pension plans, respectively. Company contributions are subject to change based on market conditions, pension funding regulations and Company discretion.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 17 – Debt

Short-term debt at June 28, 2014, December 31, 2013 and June 29, 2013, consisted of the following:

(in millions)	June 28, 2014	December 31, 2013	June 29, 2013
Current maturities of long-term debt	$5.0	$6.4	$5.2
Other short-term debt	—	—	0.8
Total short-term debt	$5.0	$6.4	$6.0

Long-term debt at June 28, 2014, December 31, 2013 and June 29, 2013, consisted of the following:

(in millions)	June 28, 2014	December 31, 2013	June 29, 2013
Notes, 7.125% due 2027, net of discount of $0.5, $0.5 and $0.6	$162.7	$162.7	$165.0
Senior notes, 4.625% due 2021(A)	148.7	150.0	150.0
Debentures, 7.375% due 2023, net of discount of $0.2, $0.2 and $0.3(A)	103.2	103.7	108.4
Loan with Fond du Lac County Economic Development Corporation, 2.0% due 2021, net of discount of $5.6, $5.9 and $6.3	36.1	36.8	40.4
Notes, various up to 5.892% payable through 2022	7.3	6.6	7.8
Total long-term debt	458.0	459.8	471.6
Current maturities of long-term debt	(5.0)	(6.4)	(5.2)
Long-term debt, net of current maturities	$453.0	$453.4	$466.4

(A) Included in Senior notes, 4.625% due 2021 and Debentures, 7.375% due 2023 at June 28, 2014, is the estimated aggregate fair value related to the fixed-to-floating interest rate swaps as discussed in Note 5 – Financial Instruments.

In May 2013, the Company completed an offering of $150.0 million aggregate principal amount of 4.625 percent Senior notes due 2021 under a private offering to qualified institutional buyers in accordance with Rule 144A, and to persons outside the U.S. pursuant to Regulation S, under the Securities Act of 1933, as amended. Interest on the notes is payable semi-annually on May 15 and November 15 of each year and started on November 15, 2013. The Company has the option to redeem some or all of the notes prior to maturity. The proceeds from this offering and cash on hand after liquidation of the Company's marketable securities were used to repurchase $249.8 million of the Company's outstanding 11.250 percent Senior Secured Notes due 2016. In connection with this repurchase, the Company recorded a Loss on early extinguishment of debt in the Condensed Consolidated Statements of Comprehensive Income of $32.3 million during the second quarter 2013.

The Company did not repurchase debt during the three months or six months ended June 28, 2014. The Company's debt-repurchase activity for the three months and six months ended June 29, 2013, respectively, was as follows:

	Three Months Ended	Six Months Ended
(in millions)	June 29, 2013	June 29, 2013
Senior notes, 11.25%, due 2016	$249.8	$249.8
Notes, 7.125%, due 2027	—	1.0
Total debt repurchases	$249.8	$250.8
Loss on early extinguishment of debt	$32.3	$32.4

In June 2014, the Company amended and restated the five-year $300.0 million secured, asset-based borrowing facility it entered into during March 2011 and converted it into a five-year $300 million secured facility (Facility) which is in effect through 2019. As of June 28, 2014, available borrowing capacity totaled $293.8 million, net of $6.2 million of letters of credit outstanding under the Facility.  The Company has the ability to issue up to $100.0 million in letters of credit under the Facility.  The Company had no borrowings under the Facility during the six months ended June 28, 2014.  The Company will initially pay a facility fee of 25.0 basis points per annum, until August 2014, when the fee will be adjusted based on the Company's leverage ratio and will be within a range of 20.0 to 35.0 basis points per annum.  Once the Company achieves the Investment Grade Release Conditions, the facility fee per annum will be within a range of 12.5 to 35.0 basis points based on the Company's credit rating.  The Investment

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Grade Release Conditions are defined as the date upon which the Company receives an investment grade credit rating by either Standard & Poor's or Moody's and meets the leverage ratio requirements of less than or equal to 2.25:1.00 for the prior two fiscal quarters. Under the terms of the Facility, the Company has two borrowing options, including borrowing at a rate tied to adjusted LIBOR plus a spread of 150.0 basis points or a base rate plus a margin of 50.0 basis points. After the first six months, the rates will be determined by a leverage ratio, with a range of 130.0 to 190.0 basis points for LIBOR rate borrowings and a range of 30.0 to 90.0 basis points for base rate borrowings, until the occurrence of the Investment Grade Release Conditions, on and after which the rate will be determined by the Company’s credit ratings, with a range of 100.0 to 190.0 basis points for LIBOR rate borrowings and a range of 0.0 to 90.0 basis points for base rate borrowings.

The Company is required to maintain compliance with two financial covenants included in the Facility - a minimum interest coverage ratio and a maximum leverage ratio.  The minimum interest coverage ratio, as defined in the agreement, is not permitted to be less than 3.50 to 1.00. The maximum leverage ratio, as defined in the agreement, is not permitted to be more than 3.00 to 1.00, unless the Company completes an acquisition of more than $100.0 million, which increases the maximum leverage ratio to 3.25 to 1.00 for the twelve months following the acquisition. As of June 28, 2014, the Company was in compliance with these two financial covenants in the Facility.

Note 18 – Subsequent Events

On July 17, 2014, the Company entered into an agreement to sell its retail bowling business for $270 million, contingent upon customary closing procedures. In connection with its decision to sell its bowling centers, the Company announced in July 2014 its intention to divest its bowling products business. These businesses will be reported as discontinued operations beginning in the third quarter of 2014, as they did not meet the discontinued operations reporting criteria in the second quarter of 2014. Additionally, beginning in the third quarter of 2014, the historical and current results of the billiards business will be reflected in the Company's Fitness segment.

On July 22, 2014, the Board of Directors declared a quarterly dividend on its common stock of $0.125 per share. The dividend will be payable September 15, 2014 to shareholders of record on August 25, 2014.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in Management’s Discussion and Analysis are based on non-GAAP financial measures.  Specifically, the discussion of the Company’s cash flows includes an analysis of free cash flows, net debt and total liquidity, and the discussion of the Company's earnings includes a discussion of diluted earnings per common share, as adjusted.  GAAP refers to generally accepted accounting principles in the United States.  A “non-GAAP financial measure” is a numerical measure of a registrant’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statements of comprehensive income, balance sheets or statements of cash flows of the issuer; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented.  Non-GAAP financial measures do not include operating and statistical measures.

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

On July 17, 2014, the Company entered into an agreement to sell its retail bowling business. In connection with its decision to sell is bowling centers, the Company announced in July 2014 its intention to divest its bowling products business. As discussed in Note 18 – Subsequent Events in the Notes to Condensed Consolidated Financial Statements, these businesses will be reported as discontinued operations beginning in the third quarter of 2014, as they did not meet the discontinued operations reporting criteria in the second quarter of 2014. Additionally, beginning in the third quarter of 2014, the historical and current results of the billiards business will be reflected in the Company's Fitness segment. The Company's outlook statements incorporate these future reporting changes.

General

Net sales during the second quarter of 2014 increased 4 percent to $1,139.8 million from $1,098.3 million when compared to the second quarter of 2013, driven by increases across all of the Company's segments. Marine Engine segment sales increased due to an increase in outboard engine sales and higher sales in the marine service, parts and accessories businesses in the U.S. and Europe, partially offset by a decline in sterndrive engine sales. Boat segment sales increased, driven by a favorable shift in mix across most of its outboard boat lines, resulting in higher average selling prices, including the introduction of new larger, higher priced products by the segment's European outboard brands, partially offset by lower global wholesale unit shipments and a decline in sales of fiberglass sterndrive and inboard boat products. Fitness segment net sales reflected strong growth in the U.S. to health clubs, as well as modest net sales growth in international markets. Bowling & Billiards segment net sales increased as a result of gains in bowling products sales, as well as in U.S. equivalent retail bowling center sales, including increases at pilot centers, partially offset by a reduced retail bowling center count, particularly in Europe as the segment divested its European retail bowling centers in 2013, and a decrease in billiards sales. International sales for the Company increased 1 percent in the second quarter of 2014 when compared with the second quarter of 2013, driven primarily by increased demand in European markets, partially offset by sales declines in Canadian and Latin American markets.

Net sales during the first six months of 2014 increased 1 percent to $2,109.0 million from $2,093.6 million during the first six months of 2013, due to the same factors described above for the quarterly periods in the Company's Marine Engine, Boat and Fitness segments. Additionally, Marine Engine, Boat and Bowling & Billiards segment net sales were adversely affected by comparatively harsher weather trends in many North American markets during the first quarter of 2014. Fitness segment net sales also benefited from sales growth in the U.S. to local and federal governments during the first half of 2014. Partially offsetting were sales decreases in the Bowling & Billiards segment for the first half of 2014 when compared with the same prior year period as a result of reduced retail bowling center count and lower billiards sales, partially offset by gains in bowling product sales and gains in U.S. equivalent retail bowling centers, including increases at pilot centers. International sales for the Company decreased 1 percent in the first half of 2014 when compared with the same prior year period. This was driven mainly by sales decreases in Canadian and Latin American markets offset by sales increases in European markets for certain of the Company's products.

Operating earnings in the second quarter of 2014 were $141.3 million, with an operating margin of 12.4 percent. These results included $3.1 million of net restructuring, exit and impairment charges recorded during the second quarter of 2014.  In the second quarter of 2013, the Company reported operating earnings of $136.7 million, with an operating margin of 12.4 percent, which included restructuring, exit and impairment charges of $4.0 million.  Operating earnings in the first six months of 2014 were $236.0 million, with an operating margin of 11.2 percent. These results included $3.1 million of net restructuring, exit and impairment charges recorded during the first six months of 2014.  In the first six months of 2013, the Company reported operating earnings of $226.6 million, with an operating margin of 10.8 percent, which included restructuring, exit and impairment charges of $9.6 million. The improvement in operating earnings during the quarter and year-to-date periods of 2014, when compared with the same periods in 2013, reflected lower restructuring charges and higher gross margins, which included favorable warranty expense comparisons, and the benefits from successful cost-reduction activities and net improvements in operating efficiencies. These factors were partially offset by the absence of a $5.5 million gain on the sale of real estate in the Marine Engine segment in the first quarter of 2013, spending on company-wide investments in strategic initiatives, and the absence of favorable insurance settlements received in the Fitness and Marine Engine segments in the first quarter of 2013 and the second quarter of 2013, respectively.

During the three months and six months ended June 28, 2014, the Company lowered interest expense by $4.1 million and $10.0 million, respectively, when compared with the three months and six months ended June 29, 2013, due to debt retirements completed during 2013 and lower average outstanding debt levels at a lower average interest rate during the comparable periods.

The Company's effective tax rate from continuing operations, which is calculated as the income tax benefit or provision as a percentage of pretax income, for the three months and six months ended June 28, 2014, was 34.0 percent and 34.3 percent, respectively. The effective tax rate from continuing operations for the three months and six months ended June 29, 2013, was 13.0 percent and 20.1 percent, respectively. The increase in the Company's 2014 effective tax rate is primarily due to no longer being in a full valuation allowance reserve position against a significant portion of its federal deferred tax assets and against certain state deferred tax assets due to the sustained positive operating performance of its U.S. operations and the expectation of future taxable income. See Note 15 – Income Taxes in the Notes to Condensed Consolidated Financial Statements for further discussion.

In the first half of 2014, the U.S. marine market unfolded consistent with the Company's annual expectations and continues to benefit from solid growth in outboard boat and engine products, as well as in the marine service, parts and accessories businesses. In the fiberglass sterndrive and inboard boat categories, which also affect sterndrive and inboard engine production, modest year-to-date unit growth in boats greater than 30 feet is being more than offset by declines in boats under 30 feet. Additionally, marine markets were adversely affected by comparatively harsher weather trends in many North American markets during the first quarter of 2014. International marine markets, however, have experienced declines in retail sales, specifically in Canada and South America. Consequently, first half global marine retail demand growth was below the Company's annual expectations. The Company's Fitness segment continues to benefit from favorable health and fitness trends in the U.S. market. Outside of the U.S., Fitness segment demand trends have been mixed, with slight overall growth during 2014.

During the second half of 2014, the Company expects the Marine Engine, Boat and Fitness segments will benefit from new products being introduced into the marketplace or reaching full production rates and sales growth continuing from solid outboard, parts and accessories and fitness market conditions, along with growth in certain international markets. As a result, the Company anticipates stronger revenue growth rates in the second half of 2014 when compared to the first half of 2014 and is planning for full-year 2014 revenue to grow 5 percent to 6 percent when compared with 2013, with growth expected in all of the Company's segments.

The Company is planning to have higher earnings before income taxes in 2014 resulting from increased revenue and solid improvements in gross margins levels, with improvements in gross margins levels in the second half of 2014 being slightly higher than the first half of 2014. Operating expenses, including research and development expenditures, are projected to be higher in 2014 when compared with 2013, but slightly lower on a percentage of sales basis, as the Company increases investment spending to support long-term growth initiatives. The Company expects net earnings in 2014 to benefit from restructuring activities completed in 2012 and 2013 as well as from lower restructuring, exit and impairment charges, net interest and pension expenses.

The Company is also planning for its effective tax rate to increase in 2014 to an estimated 34 percent. As a result of this significant year-over-year increase in the effective tax rate, the Company expects earnings per common share to be lower in 2014 when compared to 2013.

Restructuring Activities

The restructuring, exit and impairment charges recorded in the Condensed Consolidated Statements of Comprehensive Income during 2014 and 2013 by reportable segment, are summarized below:

	Three Months Ended		Six Months Ended
(in millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Boat	$0.4	$2.5	$0.4	$7.4
Bowling & Billiards	—	1.5	—	1.5
Corporate	2.7	—	2.7	0.7
Total	$3.1	$4.0	$3.1	$9.6

In the second quarter of 2014, certain executive positions were restructured within the Company. The Company does not anticipate incurring any additional restructuring charges in 2014 related to this action and will achieve annual savings between $1 million and $2 million, with the full benefit being realized in 2015. Future cost savings will primarily be reflected in Selling, general and administrative expenses as reported in the Company's Condensed Consolidated Statements of Comprehensive Income.

In the fourth quarter of 2013, the Company made the decision to outsource woodworking operations for its fiberglass sterndrive boats, which resulted in long-lived asset impairment charges. The Company anticipates its Boat segment may incur approximately $1 million to $2 million of additional restructuring charges in 2014 related to this action and will achieve annual savings between $1 million and $2 million, with the full benefit being realized in 2015. Future cost savings will primarily be reflected in Cost of sales as reported in the Company's Condensed Consolidated Statements of Comprehensive Income.

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

See Note 3 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details. As discussed above, the Company anticipates it may incur between $1 million and $2 million of additional restructuring charges in 2014 primarily related to known restructuring activities initiated during 2013 in the Boat segment.

Matters Affecting Comparability

The following events have occurred during the three months and six months ended June 28, 2014 and June 29, 2013, which the Company believes affect the comparability of the results of operations:

Restructuring, exit and impairment charges.  The Company is executing restructuring initiatives designed to improve its cost structure, better utilize overall capacity and improve general operating efficiencies. During the second quarter of 2014, the Company recorded net charges of $3.1 million related to restructuring activities as compared with $4.0 million in the second quarter of 2013.

Restructuring charges during the first six months of 2014 were $3.1 million, as compared with $9.6 million in the first six months of 2013. See Note 3 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.

Gain on sale of real estate. In the first quarter of 2013, the Company's Marine Engine segment recognized a $5.5 million gain on the sale of real estate in Selling, general and administrative expense on the Condensed Consolidated Statements of Comprehensive Income. There was no comparable gain in the Marine Engine segment in the first six months of 2014.

Interest expense and loss on early extinguishment of debt. The Company recorded interest expense of $8.5 million and $12.6 million during the three months ended June 28, 2014 and June 29, 2013, respectively. The Company recorded interest expense of $17.0 million and $27.0 million during the six months ended June 28, 2014 and June 29, 2013, respectively. Interest expense decreases in 2014 compared with the same periods in 2013 were the result of lower average outstanding debt levels at a lower average interest rate during the comparable periods. These improvements were the result of debt reduction actions completed during 2013.

Additionally, the Company repurchased $249.8 million and $250.8 million of debt during the three months and six months ended June 29, 2013, respectively. The Company recorded a loss on early extinguishment of debt in the three months and six months ended June 29, 2013 of $32.3 million and $32.4 million, respectively. There were no debt repurchases or losses on early extinguishment of debt during the first half of 2014. See Note 17 – Debt in the Notes to Condensed Consolidated Financial Statements for further details.

Tax items. The Company recognized an income tax provision from continuing operations for the three months ended June 28, 2014 of $45.7 million, which included a net charge of $0.1 million mainly associated with the impact of tax reserve changes. The Company recognized an income tax provision from continuing operations for the six months ended June 28, 2014 of $76.1 million, which included a net charge of $0.5 million mainly associated with the impact of tax rate changes. The Company recognized an income tax provision from continuing operations for the three months ended June 29, 2013 of $11.9 million, which included a net charge of $2.2 million mainly associated with the reassessment of tax reserves and valuation allowance adjustments primarily related to stock-based compensation. The Company recognized an income tax provision from continuing operations for the six months ended June 29, 2013 of $33.8 million, which included a net charge of $13.3 million mainly associated with valuation allowance adjustments primarily related to stock-based compensation and the reassessment of tax reserves. The effective tax rate from continuing operations, which is calculated as the income tax benefit or provision as a percentage of pretax income, for the three months and six months ended June 28, 2014, was 34.0 percent and 34.3 percent, respectively. The effective tax rate from continuing operations for the three months and six months ended June 29, 2013, was 13.0 percent and 20.1 percent, respectively. The increase in the Company's 2014 effective tax rate is primarily due to no longer being in a full valuation allowance reserve position against a significant portion of its federal deferred tax assets and against certain state deferred tax assets due to the sustained positive operating performance of its U.S. operations and the expectation of future taxable income. See Note 15 – Income Taxes in the Notes to Condensed Consolidated Financial Statements for further details.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Condensed Consolidated Statements of Comprehensive Income for the three months ended:

	Three Months Ended		2014 vs. 2013 Increase/(Decrease)
(in millions, except per share data)	June 28, 2014	June 29, 2013	$	%
Net sales	$1,139.8	$1,098.3	$41.5	3.8%
Gross margin (A)	317.2	301.6	15.6	5.2%
Restructuring, exit and impairment charges	3.1	4.0	(0.9)	(22.5)%
Operating earnings	141.3	136.7	4.6	3.4%
Net earnings from continuing operations	88.6	79.3	9.3	11.7%

Diluted earnings per common share from continuing operations	$0.93	$0.85	$0.08	9.4%

Expressed as a percentage of Net sales:
Gross margin	27.8%	27.5%		30 bpts
Selling, general and administrative expense	12.6%	12.0%		60 bpts
Research and development expense	2.5%	2.6%		(10) bpts
Restructuring, exit and impairment charges	0.3%	0.4%		(10) bpts
Operating margin	12.4%	12.4%		0 bpts
__________

bpts = basis points

(A)	Gross margin is defined as Net sales less Cost of sales as presented in the Condensed Consolidated Statements of Comprehensive Income.

The Company's net sales increased in the second quarter of 2014 when compared to the same prior year period due to sales increases across all segments. Marine Engine segment sales increased due to an increase in outboard engine sales, higher sales in the marine service, parts and accessories businesses in the U.S. and Europe, partially offset by declines in sterndrive engine sales. Boat segment sales increases were driven by the benefits from a favorable shift in mix across most of its outboard boat lines, resulting in higher average selling prices, including the introduction of new larger, higher priced products by the segment's European brands, partially offset by lower global wholesale unit shipments and a decline in sales of fiberglass sterndrive and inboard boat products in the second quarter of 2014 when compared to the second quarter of 2013. Fitness segment net sales reflected strong sales growth in the U.S. to health clubs, as well as modest net sales growth in international markets. Bowling & Billiards net sales increased as a result of gains in bowling products sales, as well as sales growth in U.S. equivalent retail bowling centers, including increases at pilot centers, partially offset by a reduced retail bowling center count and a decrease in billiards sales. International sales for the Company increased 1 percent in the second quarter of 2014 when compared with the second quarter of 2013. This was driven primarily by increased demand for certain Marine Engine and Boat segment products in European markets, offset by sales declines in Canadian and Latin American markets.

The gross margin percentage increased in the second quarter of 2014 when compared with the same prior year period, with the majority of the increase coming from the Marine Engine, Boat and Bowling & Billiards segments. The increase reflects benefits from successful cost-reduction activities and net improvements in operating efficiencies.

Selling, general and administrative expense increased as a percentage of net sales during the second quarter of 2014, when compared with the second quarter of 2013, mainly due to increased spending on company-wide investments in strategic initiatives and the absence of favorable insurance settlements received in the Marine Engine segment in the second quarter of 2013.

Research and development expense remained relatively flat in the second quarter of 2014 when compared with the second quarter of 2013 as the Company continued to incur investment spending to support long-term growth initiatives during both periods.

During the second quarter of 2014, the Company recorded net restructuring charges of $3.1 million compared with $4.0 million in the second quarter of 2013.  See Note 3 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.

Interest expense decreased $4.1 million in the second quarter of 2014 compared with the same period in 2013 as a result of lower average outstanding debt levels at a lower average interest rate during the comparable period.

The Company recognized an income tax provision from continuing operations for the three months ended June 28, 2014 of $45.7 million, which included a net charge of $0.1 million mainly associated with the impact of tax reserve changes. The Company recognized an income tax provision from continuing operations of $11.9 million for the second quarter of 2013, which included a net charge of $2.2 million mainly associated with the reassessment of tax reserves and valuation allowance adjustments primarily related to stock-based compensation. The effective tax rate from continuing operations for the second quarters of 2014 and 2013, was 34.0 percent and 13.0 percent, respectively. The increase in the Company's 2014 effective tax rate is primarily due to no longer being in a full valuation allowance reserve position against a significant portion of its federal deferred tax assets and against certain state deferred tax assets due to the sustained positive operating performance of its U.S. operations and the availability of expected future taxable income. See Note 15 – Income Taxes in the Notes to Condensed Consolidated Financial Statements for further discussion.

Operating earnings, Net earnings from continuing operations and Diluted earnings per common share from continuing operations increased during the second quarter of 2014 when compared with the second quarter of 2013 due to the factors discussed in the preceding paragraphs. Partially offsetting the positive factors affecting Diluted earnings per common share from continuing operations noted above is an increase in weighted average shares outstanding from the impact of options exercised since the beginning of 2013, primarily related to an increase in the Company's stock price.

Diluted earnings per common share from continuing operations, as adjusted – defined as Diluted earnings per common share from continuing operations, excluding the earnings or loss per share impact for Restructuring, exit and impairment charges from continuing operations, Loss on early extinguishment of debt and special tax items – decreased by $0.28 per share, or 23 percent, to $0.95 per share for the second quarter of 2014 when compared with $1.23 per share for the same period in 2013. The decrease in diluted earnings per common share from continuing operations, as adjusted, is primarily due to a higher year-over-year effective tax rate in 2014 when compared to 2013. In 2014, Restructuring, exit and impairment charges from continuing operations were $0.02 per share. In 2013, Restructuring, exit and impairment charges from continuing operations were $0.04 per share, Loss on early extinguishment of debt was $0.32 per share and special tax items were a net provision of $0.02 per share.

The Company completed the sale of its Hatteras and Cabo boat brands during the third quarter of 2013. There were no sales or earnings from discontinued operations for the three months ended June 28, 2014. In the second quarter of 2013, sales from discontinued operations were $10.3 million, pre-tax operating earnings from discontinued operations was $0.5 million and the income tax benefit from discontinued operations was $0.6 million.

The following table sets forth certain amounts, ratios and relationships calculated from the Condensed Consolidated Statements of Comprehensive Income for the six months ended:

	Six Months Ended		2014 vs. 2013 Increase/(Decrease)
(in millions, except per share data)	June 28, 2014	June 29, 2013	$	%
Net sales	$2,109.0	$2,093.6	$15.4	0.7%
Gross margin (A)	582.3	563.5	18.8	3.3%
Restructuring, exit and impairment charges	3.1	9.6	(6.5)	(67.7)%
Operating earnings	236.0	226.6	9.4	4.1%
Net earnings from continuing operations	145.6	134.2	11.4	8.5%

Diluted earnings per common share from continuing operations	$1.53	$1.43	$0.10	7.0%

Expressed as a percentage of Net sales:
Gross margin	27.6%	26.9%		70 bpts
Selling, general and administrative expense	13.5%	12.9%		60 bpts
Research and development expense	2.8%	2.7%		10 bpts
Restructuring, exit and impairment charges	0.1%	0.5%		(40) bpts
Operating margin	11.2%	10.8%		40 bpts
__________

bpts = basis points

(A)	Gross margin is defined as Net sales less Cost of sales as presented in the Condensed Consolidated Statements of Comprehensive Income.

The Company's net sales increased in the first half of 2014 when compared to the same prior year period due to increases in the Company’s Fitness, Boat and Marine Engine segments due to the same factors as described above for the quarterly period. Additionally, Marine Engine, Boat and Bowling & Billiards segment net sales were adversely affected by comparatively harsher weather trends in many North American markets during the first quarter of 2014. Fitness segment net sales also benefited from sales growth in the U.S. to local and federal governments during the first half of 2014. Partially offsetting were sales decreases in the Bowling & Billiards segment for the first half of 2014 when compared with the same prior year period as a result of reduced retail bowling center count and lower billiards sales, partially offset by gains in bowling product sales and gains in U.S. equivalent retail bowling centers, including increases at pilot centers. International sales for the Company decreased 1 percent in the first half of 2014 when compared with the same prior year period. This was driven mainly by increased sales in European markets in the Marine Engine and Boat segments, offset by sales decreases in Canadian and Latin American markets as well as sales decreases in Europe in the Bowling & Billiards segment due to the divestiture of the segment's European retail bowling centers in 2013.

The gross margin percentage increased in the first half of 2014 when compared with the same prior year period, with the majority of the increase coming from the Fitness, Boat and Marine Engine segments as a result of the same factors described in the quarterly period above. In addition, increases in the Fitness segment gross margin included favorable warranty comparisons in the first half of 2014 when compared with the same prior year period.

Selling, general and administrative expense increased as a percentage of net sales during the first half of 2014, when compared with the same prior year period, mainly due to the factors described in the quarterly period above as well as the absence of a $5.5 million gain on the sale of real estate in the Marine Engine segment in the first quarter of 2013 and the absence of a favorable insurance settlement received in the Fitness segment in the first quarter of 2013.

Research and development expense increased $2.2 million, or 4 percent, in the first half of 2014 when compared with the first half of 2013 as the Company increased investment spending to support long-term growth initiatives.

During the first half of 2014, the Company recorded net restructuring charges of $3.1 million compared with $9.6 million in the first half of 2013.  See Note 3 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.

Interest expense decreased $10.0 million in the first six months of 2014 compared with the same period in 2013 as a result of lower average outstanding debt levels at a lower average interest rate during the comparable period.

The Company recognized an income tax provision from continuing operations for the six months ended June 28, 2014 of $76.1 million, which included a net charge of $0.5 million mainly associated with the impact of tax rate changes. The Company recognized an income tax provision from continuing operations of $33.8 million for the first half of 2013, which included a net charge of $13.3 million mainly associated with valuation allowance adjustments primarily related to stock-based compensation and the reassessment of tax reserves. The effective tax rate from continuing operations for the first half of 2014 and 2013, was 34.3 percent and 20.1 percent, respectively. The increase in the Company's 2014 effective tax rate is due to the same factors as described in the quarterly periods above. See Note 15 – Income Taxes in the Notes to Condensed Consolidated Financial Statements for further discussion.

Operating earnings, Net earnings from continuing operations and Diluted earnings per common share from continuing operations increased during the first six months of 2014 when compared with the same prior year period due to the factors discussed in the preceding paragraphs. Partially offsetting the positive factors affecting Diluted earnings per common share from continuing operations noted above is an increase in weighted average shares outstanding from the impact of options exercised since the beginning of 2013, primarily related to an increase in the Company's stock price.

Diluted earnings per common share from continuing operations, as adjusted decreased by $0.43 per share, or 22 percent, to $1.56 per share for the first half of 2014 when compared with $1.99 per share for the same period in 2013, reflecting a higher year-over-year effective tax rate in 2014 when compared to 2013 as discussed in the quarterly period above. In 2014, Restructuring, exit and impairment charges from continuing operations were $0.02 per share and special tax items were a net provision of $0.01 per share. In 2013, Restructuring, exit and impairment charges from continuing operations were $0.10 per share, Loss on early extinguishment of debt was $0.32 per share and special tax items were a net provision of $0.14 per share.

The Company completed the sale of its Hatteras and Cabo boat brands during the third quarter of 2013. There were no sales or earnings from discontinued operations for the six months ended June 28, 2014. In the first six months of 2013, sales from discontinued operations were $21.0 million, pre-tax operating loss from discontinued operations was $6.0 million and the income tax benefit from discontinued operations was $2.0 million.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the three months ended:

	Three Months Ended		2014 vs. 2013 Increase/(Decrease)
(in millions)	June 28, 2014	June 29, 2013	$	%
Net sales	$652.4	$631.7	$20.7	3.3%
Operating earnings	122.5	119.4	3.1	2.6%
Operating margin	18.8%	18.9%		(10) bpts
Capital expenditures	$13.2	$13.8	$(0.6)	(4.3)%
__________

bpts = basis points

Net sales for the Marine Engine segment increased in the second quarter of 2014 when compared with the second quarter of 2013. The increase was mainly due to an increase in outboard engine sales, driven by favorable retail demand trends and higher sales in the marine service, parts and accessories businesses in the U.S. and Europe, which benefited from new product launches and market share gains. Partially offsetting these factors was a decline in sterndrive engine sales, which included modest declines in diesel engine sales, reflecting continuing unfavorable global retail demand trends. International sales increased in the second quarter of 2014 when compared to the prior year period and remained at 33 percent of the segment’s sales. Sales increases in European and Asia-Pacific markets were partially offset by sales decreases in Latin American markets.

Marine Engine segment operating earnings increased in the second quarter of 2014 as a result of an increase in net sales, partially offset by the absence of favorable insurance settlements received in the second quarter of 2013 and increased investments in growth initiatives.

Capital expenditures in the second quarters of 2014 and 2013 were related to tooling costs for the production of new models, plant capacity expansion activities in Fond du Lac, Wisconsin, growth initiatives and profit-maintaining investments.

The following table sets forth Marine Engine segment results for the six months ended:

	Six Months Ended		2014 vs. 2013 Increase/(Decrease)
(in millions)	June 28, 2014	June 29, 2013	$	%
Net sales	$1,157.5	$1,153.5	$4.0	0.3%
Operating earnings	184.2	190.9	(6.7)	(3.5)%
Operating margin	15.9%	16.5%		(60) bpts
Capital expenditures	$25.0	$25.6	$(0.6)	(2.3)%
__________

bpts = basis points

Net sales for the Marine Engine segment increased slightly in the first half of 2014 when compared with the same prior year period due to the same factors described in the quarterly period above, except diesel sterndrive engine sales increased in the first half of 2014 and overall engine sales declined in the first quarter of 2014 partially attributable to comparatively harsher weather conditions in many North American markets. International sales in the first half of 2014 decreased slightly when compared with the same prior year period, primarily due to lower sales in Latin American and Asia-Pacific markets. International sales remained at 34 percent of the segment’s sales.

Marine Engine segment operating earnings decreased in the first half of 2014 as a result of the absence of a $5.5 million gain on the sale of real estate from the first quarter of 2013, the absence of favorable insurance settlements received in the second quarter of 2013 and increased investments in growth initiatives, partially offset by an increase in net sales as mentioned above.

The descriptions of the Marine Engine segment's capital expenditures for the year-to-date period were consistent with the descriptions in the quarterly period above.

Boat Segment

The following table sets forth Boat segment results for the three months ended:

	Three Months Ended		2014 vs. 2013 Increase/(Decrease)
(in millions)	June 28, 2014	June 29, 2013	$	%
Net sales	$324.1	$310.9	$13.2	4.2%
Restructuring, exit and impairment charges	0.4	2.5	(2.1)	(84.0)%
Operating earnings	19.9	14.6	5.3	36.3%
Operating margin	6.1%	4.7%		140 bpts
Capital expenditures	$11.2	$14.0	$(2.8)	(20.0)%
__________

bpts = basis points

Boat segment net sales increased in the second quarter of 2014 versus the second quarter of 2013, mainly benefitting from a favorable shift in mix across most of its outboard boat lines, including the introduction of new larger, higher priced products by the segment's European outboard brands, which resulted in higher average selling prices. Partially offsetting were lower global wholesale unit shipments in the second quarter of 2014 when compared to the second quarter of 2013 and a decline in sales of fiberglass sterndrive and inboard boat products. International sales were 35 percent of the segment's sales during the second quarter of 2014 and remained flat when compared to the prior year period due to increased sales to European markets offset by sales declines in Canadian and Latin American markets.

The net restructuring, exit and impairment charges recognized during the second quarter of 2014 were mainly related to actions associated with the Company's decision to outsource woodworking operations for its fiberglass sterndrive boats and the consolidation of the Company's yacht and motoryacht manufacturing footprint partially offset by a gain on disposal of a boat facility in Ashland City, Tennessee. The restructuring, exit and impairment charges recognized during the second quarter of 2013 were mainly related to actions associated with consolidation of the Company's yacht and motoryacht manufacturing footprint, as well as activities resulting from the consolidation of the Company's fiberglass cruiser manufacturing. See Note 3 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.

The Boat segment reported higher operating earnings in the second quarter of 2014 compared with the second quarter of 2013 mainly due to the factors impacting sales as discussed above, lower restructuring charges and higher gross margin, which included benefits from cost-reduction actions and improved net operating efficiencies.

Capital expenditures in the second quarters of 2014 and 2013 were related to tooling costs for the production of new models, plant capacity expansion activities in the segment's outboard boat brands and larger fiberglass sterndrive and inboard boat manufacturing facilities, growth initiatives and profit-maintaining investments.

The following table sets forth Boat segment results for the six months ended:

	Six Months Ended		2014 vs. 2013 Increase/(Decrease)
(in millions)	June 28, 2014	June 29, 2013	$	%
Net sales	$606.9	$600.6	$6.3	1.0%
Restructuring, exit and impairment charges	0.4	7.4	(7.0)	(94.6)%
Operating earnings	28.3	17.0	11.3	66.5%
Operating margin	4.7%	2.8%		190 bpts
Capital expenditures	$18.2	$20.0	$(1.8)	(9.0)%
__________

bpts = basis points

The factors affecting Boat segment net sales, restructuring, exit and impairment charges, operating earnings and capital expenditures were consistent with the factors described in the quarterly period above, except that comparatively harsher weather conditions in many North American markets also unfavorably affected wholesale unit shipments in the first quarter of 2014 when compared to the same period in 2013. Additionally, partially offsetting the increase in operating earnings was increased investment spending in 2014 when compared with the same period in 2013, primarily related to the introduction of new boat models.

Fitness Segment

The following table sets forth Fitness segment results for the three months ended:

	Three Months Ended		2014 vs. 2013 Increase/(Decrease)
(in millions)	June 28, 2014	June 29, 2013	$	%
Net sales	$159.7	$150.8	$8.9	5.9%
Operating earnings	18.7	20.8	(2.1)	(10.1)%
Operating margin	11.7%	13.8%		(210) bpts
Capital expenditures	$4.3	$1.7	$2.6	NM
__________

bpts = basis points
NM = not meaningful

Fitness segment net sales increased in the second quarter of 2014 when compared with the second quarter of 2013, reflecting strong growth in the U.S. to health clubs, as well as modest net sales growth in international markets. International sales were 51 percent of the segment’s sales during the second quarter of 2014.

Fitness segment operating earnings decreased in the second quarter of 2014 as higher sales were more than offset by lower gross margin as a percentage of sales and continued increases in investment in growth initiatives.

Capital expenditures in the second quarters of 2014 and 2013 related to capital for the production of new products, growth initiatives and profit-maintaining investments.

The following table sets forth Fitness segment results for the six months ended:

	Six Months Ended		2014 vs. 2013 Increase/(Decrease)
(in millions)	June 28, 2014	June 29, 2013	$	%
Net sales	$335.3	$317.0	$18.3	5.8%
Operating earnings	48.5	45.3	3.2	7.1%
Operating margin	14.5%	14.3%		20 bpts
Capital expenditures	$6.5	$2.7	$3.8	NM
__________

bpts = basis points
NM = not meaningful

Fitness segment net sales increased in the first half of 2014 when compared with the same prior year period, due to the same factors as mentioned in the quarterly period above, as well as sales growth in the U.S. to local and federal governments. International sales were 50 percent of the segment’s sales during the first half of 2014.

Fitness segment operating earnings increased in the first half of 2014 mainly as a result of higher sales and higher gross margin, including favorable warranty expense comparisons, partially offset by continued increases in investment in growth initiatives and the absence of a favorable insurance settlement received in the first quarter of 2013.

The descriptions of the Fitness segment's capital expenditures for the year-to-date period were consistent with the descriptions in the quarterly period above.

Bowling & Billiards Segment

The following table sets forth Bowling & Billiards segment results for the three months ended:

	Three Months Ended		2014 vs. 2013 Increase/(Decrease)
(in millions)	June 28, 2014	June 29, 2013	$	%
Net sales	$72.1	$71.0	$1.1	1.5%
Restructuring, exit and impairment charges	—	1.5	(1.5)	NM
Operating earnings	3.3	1.6	1.7	NM
Operating margin	4.6%	2.3%		230 bpts
Capital expenditures	$1.7	$10.6	$(8.9)	(84.0)%
__________

NM = not meaningful
bpts = basis points

Net sales for the Bowling & Billiards segment increased in the second quarter of 2014 when compared with the same prior year period as a result of gains in bowling products sales, as well as in U.S. equivalent retail bowling center sales, including increases at pilot centers. Partially offsetting this growth was a reduced retail bowling center count and a decrease in billiards sales. International sales, which represented 15 percent of the segment’s sales during the second quarter of 2014, decreased by 26 percent primarily due to the reduction of sales resulting from the divestiture of the segment's European retail bowling centers in 2013.

The restructuring, exit and impairment charges recorded in the second quarter of 2013 were primarily related to actions associated with the divestiture of the segment's European retail bowling centers. See Note 3 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.

Bowling & Billiards’ operating earnings increased in the second quarter of 2014 when compared with 2013 primarily related to lower restructuring charges and the increase in sales noted above.

Capital expenditures in the second quarter of 2014 and 2013 were related to profit-maintaining investments. Capital expenditures in the second quarter of 2013 included spending on growth initiatives.

The following table sets forth Bowling & Billiards segment results for the six months ended:

	Six Months Ended		2014 vs. 2013 Increase/(Decrease)
(in millions)	June 28, 2014	June 29, 2013	$	%
Net sales	$150.9	$156.2	$(5.3)	(3.4)%
Restructuring, exit and impairment charges	—	1.5	(1.5)	NM
Operating earnings	16.0	16.5	(0.5)	(3.0)%
Operating margin	10.6%	10.6%		0 bpts
Capital expenditures	$2.6	$11.8	$(9.2)	(78.0)%
__________

NM = not meaningful
bpts = basis points

Net sales for the Bowling & Billiards segment decreased in the first half of 2014 when compared with the same prior year period as a result of a reduced retail bowling center count and lower billiards sales, with weather being a negative factor for retail bowling center sales in the first quarter of 2014. Partially offsetting were gains in bowling product sales and gains in U.S. equivalent retail bowling center sales, including increases at pilot centers. International sales, which represented 14 percent of the segment’s sales during the first half of 2014, decreased by 30 percent primarily due to the reduction of sales resulting from the divestiture of the segment's European retail bowling centers in 2013.

The restructuring, exit and impairment charges recorded in the first half of 2013 were primarily related to actions associated with the divestiture of the segment's European retail bowling centers as noted in the quarterly period above.

Bowling & Billiards’ operating earnings decreased in the first half of 2014 when compared with 2013 primarily related to lower sales as noted above, partially offset by the absence of restructuring charges.

The descriptions of the Bowling & Billiards segment's capital expenditures for the year-to-date period were consistent with the descriptions in the quarterly period above.

Corporate/Other

The following table sets forth Corporate/Other results for the three months ended:

	Three Months Ended		2014 vs. 2013 Increase/(Decrease)
(in millions)	June 28, 2014	June 29, 2013	$	%
Restructuring, exit and impairment charges	$2.7	$—	$2.7	NM
Operating loss	(19.4)	(15.1)	4.3	28.5%
__________

NM = Not meaningful

The restructuring, exit and impairment charges recorded in the second quarter of 2014 related to severance actions. See Note 3 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.

Corporate operating expenses increased in the second quarter of 2014 when compared with the same prior year period mainly due to higher restructuring charges, higher incentive compensation expense resulting from mark-to-market adjustments on certain equity-based awards and higher spending on projects.

The following table sets forth Corporate/Other results for the six months ended:

	Six Months Ended		2014 vs. 2013 Increase/(Decrease)
(in millions)	June 28, 2014	June 29, 2013	$	%
Restructuring, exit and impairment charges	$2.7	$0.7	$2.0	NM
Operating loss	(33.6)	(33.6)	—	0%
__________

NM = Not meaningful

The restructuring, exit and impairment charges recorded in the first half of 2014 and 2013 related to severance actions. See Note 3 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.

Corporate operating expenses remained flat in the first half of 2014 when compared with the same prior year period mainly due to higher restructuring charges offset by the absence of increases in reserves for various legal matters that occurred in the first quarter of 2013.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the three months ended:

	Six Months Ended
(in millions)	June 28, 2014	June 29, 2013
Net cash provided by operating activities of continuing operations	$77.0	$107.0
Net cash provided by (used for):
Capital expenditures	(52.9)	(61.3)
Proceeds from the sale of property, plant and equipment	3.2	7.0
Other investing, net	—	0.9
Free cash flow (A)	$27.3	$53.6
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

2014 Cash Flow

In the first six months of 2014, net cash provided by operating activities of continuing operations totaled $77.0 million. The primary driver of the cash provided by operating activities was net earnings adjusted for non-cash expenses, including depreciation and amortization and deferred income taxes. An increase in working capital had a negative effect on net cash provided by operating activities. Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Condensed Consolidated Balance Sheets.  Accounts and notes receivable increased $98.0 million during the first six months of 2014, due primarily to seasonal changes in sales in the Company's Marine Engine, Boat and Fitness segments. Net inventories increased by $62.1 million during the first six months of 2014 due to increases in production and finished goods to support new product introductions. The decrease in Accrued expenses of $49.6 million during the first six months of 2014 was driven primarily by the payment of the prior year's variable compensation, which had been accrued as of December 31, 2013. Partially offsetting these items was an increase in Accounts payable of $40.4 million, which was a result of increased production in the Company's Marine Engine and Boat segments and the benefit from implementing a structured payables program with certain suppliers in the Marine Engine segment.

Net cash used for investing activities of continuing operations during the first six months of 2014 totaled $81.7 million, which included capital expenditures of $52.9 million. The Company's capital spending is focused on new product introductions and strategic initiatives, capacity expansion projects in the Marine Engine and Boat segments, and high priority, profit-maintaining capital and investments targeting operating cost reductions. Cash paid for the acquisition of Whale, net of cash acquired, totaled $29.1 million in the first six months of 2014. See Note 4 – Acquisitions in the Notes to Condensed Consolidated Financial Statements for further details on the Company's acquisition. The Company also transferred $12.1 million to restricted cash in the first six months of 2014 as discussed in Note 9 – Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements. Partially offsetting these items were net proceeds from marketable securities of $11.9 million that were used to satisfy working capital requirements during the first six months of 2014. See Note 12 – Investments in the Notes to Condensed Consolidated Financial Statements for further discussion of the Company's marketable securities.

Cash flows used for financing activities of continuing operations were $17.6 million during the six months ended June 28, 2014. The cash outflow was primarily the result of dividends paid to common shareholders, partially offset by the impact of excess tax benefits from share-based compensation, which resulted primarily from the exercise of stock appreciation rights and stock options. Excess tax benefits are netted out of cash used for operating activities and are reflected as a cash inflow from financing activities in the Condensed Consolidated Statements of Cash Flows. In the first half of 2014, excess tax benefits did not significantly benefit the amount of taxes paid by the Company because of its tax position. Consequently, cash flows from operating activities and free cash flow were negatively affected by excess tax benefits.

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

Net cash provided by investing activities of continuing operations during the first six months of 2013 totaled $87.0 million, which included net proceeds from marketable securities of $141.2 million that were partially used to retire the Company's Senior notes due in 2016 discussed below and to satisfy working capital requirements during the second quarter. See Note 12 – Investments in the Notes to Condensed Consolidated Financial Statements for further discussion of the Company's marketable securities. The Company also received $7.0 million in proceeds from the sale of property, plant and equipment in the normal course of business primarily in our Marine Engine segment. Partially offsetting these items was $61.3 million of capital expenditures in the first six months of 2013.  The Company's capital spending was focused on new product introductions and growth initiatives, capacity expansion in Fond du Lac, Wisconsin, a new pontoon boat manufacturing facility and high priority, profit-maintaining capital and investments targeting operating cost reductions.

Cash flows used for financing activities of continuing operations were $124.9 million during the six months ended June 29, 2013. The cash outflow was primarily the result of repurchasing the remaining $249.8 million of the Company's Senior notes due in 2016 and paying a $24.2 million premium above par, partially offset by net proceeds received from issuing $150.0 million of new debt due in 2021 and paying $3.4 million in related debt issuance costs. See Note 17 – Debt in the Notes to Condensed Consolidated Financial Statements for further discussion. Also, partially offsetting the cash outflow was the cash inflow resulting from excess tax benefits from share-based compensation as discussed above for 2014, partially offset by share repurchases to satisfy tax withholding requirements.

Liquidity and Capital Resources

The Company views its highly liquid assets as of June 28, 2014, December 31, 2013, and June 29, 2013 as:

(in millions)	June 28, 2014	December 31, 2013	June 29, 2013
Cash and cash equivalents	$334.2	$356.5	$327.5
Short-term investments in marketable securities	0.8	12.7	2.7
Total cash, cash equivalents and marketable securities	$335.0	$369.2	$330.2

The following table sets forth an analysis of net debt as of June 28, 2014, December 31, 2013, and June 29, 2013:

(in millions)	June 28, 2014	December 31, 2013	June 29, 2013
Short-term debt, including current maturities of long-term debt	$5.0	$6.4	$6.0
Long-term debt	453.0	453.4	466.4
Total debt	458.0	459.8	472.4
Less: Cash, cash equivalents and marketable securities	335.0	369.2	330.2
Net debt (A)	$123.0	$90.6	$142.2

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

The following table sets forth an analysis of total liquidity as of June 28, 2014, December 31, 2013, and June 29, 2013:

(in millions)	June 28, 2014	December 31, 2013	June 29, 2013
Cash, cash equivalents and marketable securities	$335.0	$369.2	$330.2
Amounts available under lending facilities(A)	293.8	277.9	279.0
Total liquidity (B)	$628.8	$647.1	$609.2

(A) In June 2014, the Company amended and restated its secured, asset-based borrowing facility it entered into during March 2011 and converted it into a secured facility. Amounts available for borrowing as of December 31, 2013 and June 29, 2013 are amounts that were available under its asset-based borrowing facility. See discussion in Note 17 – Debt in the Notes to Condensed Consolidated Financial Statements.

(B) The Company defines Total liquidity as Cash and cash equivalents, Short-term investments in marketable securities and Long-term investments in marketable securities as presented in the Condensed Consolidated Balance Sheets, plus amounts available for borrowing under its lending facilities.  Total liquidity is not intended as an alternative measure to Cash and cash equivalents, Short-term investments in marketable securities and Long-term investments in marketable securities as determined in accordance with GAAP in the United States.  The Company uses this financial measure, both in presenting its results to shareholders and the investment community and in its internal evaluation and management of its businesses.  Management believes that this financial measure and the information it provides are useful to investors because it permits investors to view the Company’s performance using the same metric that management uses to gauge progress in achieving its goals. Management believes that the non-GAAP financial measure “Total liquidity” is also useful to investors because it is an indication of the Company’s available highly liquid assets and immediate sources of financing.

Cash, cash equivalents and marketable securities totaled $335.0 million as of June 28, 2014, a decrease of $34.2 million from $369.2 million as of December 31, 2013, and an increase of $4.8 million from $330.2 million as of June 29, 2013.  Total debt as of June 28, 2014, December 31, 2013, and June 29, 2013 was $458.0 million, $459.8 million and $472.4 million, respectively.  As a result, the Company's Net debt increased to $123.0 million as of June 28, 2014, from $90.6 million at December 31, 2013, and decreased from $142.2 million as of June 29, 2013.  The Company's debt-to-capitalization ratio decreased to 27.8 percent as of June 28, 2014, from 30.7 percent as of December 31, 2013, primarily due to the effect of earnings on Shareholders' equity. The Company's debt-to-capitalization ratio as of June 28, 2014 decreased from 68.9 percent as of June 29, 2013, due mainly to the effect of earnings on Shareholders' equity, which included an income tax benefit in 2013 from the reversal of $599.5 million of deferred tax valuation allowance reserves; reduced debt levels; and lower Accumulated other comprehensive losses resulting from the favorable remeasurement of the Company's defined benefit plan obligations at December 31, 2013.

In June 2014, the Company amended and restated the five-year $300.0 million secured, asset-based borrowing facility it entered into during March 2011 and converted it into a five-year $300.0 million secured facility (Facility) which is in effect through 2019. As of June 28, 2014, available borrowing capacity totaled $293.8 million, net of $6.2 million of letters of credit outstanding under the Facility.  The Company has the ability to issue up to $100.0 million in letters of credit under the Facility.  The Company had no borrowings under the Facility during the six months ended June 28, 2014.  The Company will initially pay a facility fee of 25.0 basis points per annum, until August 2014, when the fee will be adjusted based on the Company's leverage ratio and will be within a range of 20.0 to 35.0 basis points per annum.  Once the Company achieves the Investment Grade Release Conditions, the facility fee per annum will be within a range of 12.5 to 35.0 basis points based on the Company's credit rating.  The Investment Grade Release Conditions are defined as the date upon which the Company receives an investment grade credit rating by either Standard & Poor's or Moody's and meets the leverage ratio requirements of less than or equal to 2.25:1.00 for the prior two fiscal quarters. Under the terms of the Facility, the Company has two borrowing options, including borrowing at a rate tied to adjusted LIBOR plus a spread of 150.0 basis points or a base rate plus a margin of 50.0 basis points. After the first six months, the rates will be determined by a leverage ratio, with a range of 130.0 to 190.0 basis points for LIBOR rate borrowings and a range of 30.0 to 90.0 basis points for base rate borrowings, until the occurrence of the Investment Grade Release Conditions, on and after which the rate will be determined by the Company’s credit ratings, with a range of 100.0 to 190.0 basis points for LIBOR rate borrowings and a range of 0.0 to 90.0 basis points for base rate borrowings.

The Company is required to maintain compliance with two financial covenants included in the Facility - a minimum interest coverage ratio and a maximum leverage ratio.  The minimum interest coverage ratio, as defined in the agreement, is not permitted to be less than 3.50 to 1.00. The maximum leverage ratio, as defined in the agreement, is not permitted to be more than 3.00 to 1.00, unless the Company completes an acquisition of more than $100.0 million, which increases the maximum leverage ratio to 3.25 to 1.00 for the twelve months following the acquisition. As of June 28, 2014, the Company was in compliance with these two financial covenants in the Facility.

Management believes that the Company has adequate sources of liquidity to meet the Company's short-term and long-term needs.  As a result of debt retirements completed in 2013, the next significant long-term debt maturity is not until 2021. The Company's debt reduction activities are largely completed, however, the Company may continue to opportunistically retire debt.

The Company expects to increase earnings before income taxes in 2014 when compared with 2013 from higher sales, improved gross margins and higher operating earnings, despite higher operating expenses, which are expected to be slightly lower on a percentage of sales basis in 2014 than in 2013. The Company's working capital performance in 2014 will primarily be influenced by revenue growth. Net activity in working capital is expected to reflect a use of cash in 2014 in the range of $40 million to $60 million with receivables collections and inventory related cash flows to result in the liquidation of working capital over the remainder of the year. The Company anticipates its cash taxes paid for 2014 to be in the low double-digit percent levels due to the Company's overall domestic tax credit carryforward position. The Company's plans also include capital expenditures of approximately $140 million in 2014, with a substantial portion directed at growth and profit enhancing projects, including meeting capacity expansion requirements in the Fitness segment. Despite higher capital spending levels and usage of cash for working capital, the Company plans to generate free cash flow in 2014 in the range of $100 million to $135 million.

The Company contributed $1.5 million to fund benefit payments in its nonqualified pension plan in both the first six months of 2014 and 2013, and expects to contribute approximately $2 million of additional funding to the plan through the remainder of 2014.  The Company contributed $17.3 million and $10.8 million to its qualified pension plans in the six months ended June 28, 2014 and June 29, 2013, respectively. The Company expects to contribute approximately $50 million to the qualified pension plans in 2014, compared with $50.0 million of contributions in 2013. Additionally, the Company is considering cash out strategies, including lump sum and annuity buy outs, for certain qualified pension plan participants which may require additional contributions of $25 million to $30 million in 2014. Company contributions are subject to change based on market conditions, pension funding regulations and Company discretion.

Financial Services

See Note 14 – Financial Services in the Notes to Condensed Consolidated Financial Statements for a discussion of BAC, the Company’s joint venture with CDF Ventures, LLC, a subsidiary of GE Capital Corporation.

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

Recent Accounting Pronouncements

Revenue Recognition: In May 2014, the FASB and International Accounting Standards Board jointly issued a final standard on revenue recognition which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This standard will supersede most current revenue recognition guidance. Under the new standard, entities are required to identify the contract with a customer; identify the separate performance obligations in the contract; determine the transaction price; allocate the transaction price to the separate performance obligations in the contract; and recognize the appropriate amount of revenue when (or as) the entity satisfies each performance obligation. The standard is effective for fiscal years, and the interim periods within those years, beginning on or after January 1, 2017. Entities have the option of using either retrospective transition or a modified approach in applying the new standard. The Company is currently evaluating the approach it will use to apply the new standard and the impact that the adoption of the new standard will have on the Company’s consolidated financial statements.

Discontinued Operations: In April 2014, the FASB amended the Accounting Standards Codification (ASC) to raise the threshold for a disposal to qualify as a discontinued operation. Under the new guidance, a discontinued operation represents a strategic shift that has or will have a major effect on an entity's operations and financial results. The guidance also expands the disclosures for discontinued operations, including new disclosures related to individually material disposals that do not meet the definition of a discontinued operation. The amendment is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2014, with early adoption permitted only for disposals that have not been reported in financial statements previously issued. The Company is currently evaluating what impact the adoption of the ASC amendment will have on the Company's consolidated financial statements.

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

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations, estimates and projections about Brunswick's business. Forward-looking statements by their nature address matters that are, to different degrees, uncertain and often contain words such as "may", "could", "expect", "intend", "target", "plan", "seek", "estimate", "believe", "predict", "potential" or "continue." These statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to: the effect of adverse general economic conditions, including the amount of disposable income available to consumers for discretionary purchases, tight consumer credit markets, and the level of consumer confidence on the demand for marine, fitness and billiards equipment, products and services; the ability of dealers and customers to secure adequate access to financing and the Company's ability to access capital and credit markets; the ability to maintain strong relationships with dealers, distributors and independent boat builders; the ability to maintain effective distribution and develop alternative distribution channels without disrupting incumbent distribution partners; the ability to successfully manage pipeline inventories and respond to any excess supply of repossessed and aged boats in the market; credit and collections risks, including the potential obligation to repurchase dealer inventory; the risk of losing a key account or a critical supplier; the strength and protection of the Company's brands and other intellectual property; the ability to spread fixed costs while establishing a smaller manufacturing footprint; the ability to successfully complete restructuring efforts in accordance with projected timeframes and costs; the ability to obtain components, parts and raw materials from suppliers in a timely manner and for a reasonable price; the need to meet pension funding obligations; the effect of higher energy and logistics costs, interest rates and fuel prices on the Company's results; competitive pricing pressures, including the impact of inflation and increased competition from international competitors; the ability to develop new and innovative products in response to changing retail demands and expectations that are differentiated for the global marketplace at a competitive price and in compliance with applicable laws; the effect of competition from other leisure pursuits on the level of participation in boating, fitness and billiards activities; the risk of product liability, warranty and other claims in connection with the manufacture and sale of products; the ability to respond to and minimize the negative financial impact of legislative and regulatory developments, including those related to environmental restrictions, climate change, healthcare costs, taxes and employee benefits; the ability to maintain market share, particularly in high-margin products; fluctuations in the Company's stock price due to external factors; the ability to maintain product quality and service standards expected by customers; the ability to increase manufacturing operations and meet production targets within time and budgets allowed; negative currency trends, including shifts in exchange rates; competition from new technologies; the ability to complete environmental remediation efforts and resolve claims and litigation at the cost estimated; the uncertainty and risks of doing business in international locations, including international political instability, civil unrest and other risks associated with operations in emerging markets; the risk of having to record an impairment to the value of goodwill and other assets; the effect that catastrophic events may have on consumer demand and the ability to manufacture products, including hurricanes, floods, earthquakes, and environmental spills; the effect of weather conditions on demand for marine products; the risk of losing individuals who are key contributors to the organization; risks associated with the Company's information technology systems, including the continued use of legacy systems and the risk of a failure of or attacks on the Company's information systems, which could result in data security breaches, lost or stolen assets or information, and associated remediation costs; and the Company's ability to complete the divestitures related to its bowling businesses.

Additional risk factors are included in the Company’s 2013 Form 10-K and elsewhere in this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices.  The Company enters into various hedging transactions to mitigate these risks in accordance with guidelines established by the Company’s management.  The Company does not use financial instruments for trading or speculative purposes.  The Company’s risk management objectives are described in Note 5 – Financial Instruments in the Notes to Condensed Consolidated Financial Statements and Notes 1 and 13 to the consolidated financial statements in the 2013 Form 10-K.

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

Item 6.    Exhibits

4.1	First Supplemental Indenture, dated May 22, 2014, to the Indenture between the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee dated May 13, 2013
10.1*	2014 Brunswick Corporation 2014 Stock Incentive Plan
10.2
Amended and Restated Credit Agreement dated as of March 21, 2011, as Amended and Restated as of June 26, 2014, between Brunswick Corporation, the subsidiary borrowers party thereto, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint lead arrangers, J.P. Morgan Securities LLC, Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint bookrunners, Bank of America, N.A. and Wells Fargo Bank, N.A., as syndication agents, and SunTrust Bank U.S. Bank National Association and Citizens Bank N.A. (as successor to RBS Business Capital), as documentation agents

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

BRUNSWICK CORPORATION
July 31, 2014	By:	/s/ ALAN L. LOWE
Alan L. Lowe
Vice President – Finance and Controller*

*Mr. Lowe is signing this report both as a duly authorized officer and as the principal accounting officer.