Form 10-K
period 2014-12-31
BRUNSWICK CORP
filed 2015-02-20
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 27, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock of the registrant held by non-affiliates was $3,885,554,626. Such number excludes stock beneficially owned by officers and directors. This does not constitute an admission that they are affiliates.

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of February 16, 2015 was 92,823,217.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Report on Form 10-K incorporates by reference certain information that will be set forth in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 6, 2015.

BRUNSWICK CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
December 31, 2014

PART I

Item 1. Business

Brunswick Corporation (Brunswick or the Company) is a Delaware corporation, incorporated on December 31, 1907. Brunswick is a leading global designer, manufacturer and marketer of recreation products including marine engines, boats, fitness and billiards equipment. Brunswick's engine-related products include: outboard, sterndrive and inboard engines; trolling motors; propellers; engine control systems; and marine parts and accessories. The Company's boat offerings include: fiberglass pleasure boats; luxury yachts, yachts and sport yachts; offshore fishing boats; aluminum fishing boats; pontoon boats; deck boats and inflatable boats. Brunswick's fitness products include both cardiovascular and strength training equipment for the commercial and consumer markets. The Company also sells a complete line of billiards tables and other gaming tables and accessories.

In 2014, Brunswick focused on executing its growth plan which included investing in new products, strategic investments and capacity expansion. In 2015, Brunswick will focus on continuing to drive profitable growth through product leadership resulting from investments in capital projects, research and development programs and strategic acquisitions. In the longer term, Brunswick's strategy remains consistent: to design, develop and introduce high-quality products featuring innovative technology and styling; to distribute products through a model that benefits its partners - dealers and distributors - and to provide world-class service to its customers; to develop and maintain low-cost manufacturing processes and to continually improve productivity and efficiency; to manufacture and distribute products globally with local and regional styling; to continue implementing the Company's capital strategy which includes maintaining strong cash and liquidity positions, spending on organic growth initiatives and strategic acquisition opportunities, funding pension obligations and continuing to return capital to our shareholders through dividends and share repurchases; and to attract and retain skilled and knowledgeable people. These strategic objectives support the Company's plans to grow by expanding its existing core businesses. The Company's primary objective is to enhance shareholder value by achieving returns on investments that exceed its cost of capital.

Refer to Note 6 – Segment Information and Note 2 – Discontinued Operations in the Notes to Consolidated Financial Statements for additional information regarding the Company's segments and discontinued operations, including net sales, operating earnings and total assets by segment.

Marine Engine Segment

The Marine Engine segment, which had net sales of $2,189.4 million in 2014, consists of the Mercury Marine Group (Mercury Marine). The Company believes its Marine Engine segment is a world leader in the manufacturing and sale of recreational marine engines and marine parts and accessories. In 2014, Mercury Marine celebrated its 75th anniversary.

Mercury Marine manufactures and markets a full range of outboard engines, sterndrive propulsion systems and inboard engines under the Mercury, Mercury MerCruiser, Mariner, Mercury Racing, Mercury Sport Jet and Mercury Jet Drive, MotorGuide, Sea Pro, Axius and Zeus brand names. In addition, Mercury Marine manufactures and markets marine parts and accessories under the Quicksilver, Mercury Precision Parts, Mercury Propellers, Attwood, Whale, Land 'N' Sea, Kellogg Marine Supply, Diversified Marine Products, Bell Recreational Products, Sea Choice and MotorGuide brand names, including marine electronics and control integration systems, steering systems, instruments, controls, propellers, trolling motors, fuel systems, service parts and marine lubricants. Mercury Marine also supplies integrated, high-speed diesel propulsion systems to the worldwide recreational and commercial marine markets.

Mercury Marine's outboard engines, sterndrive engines and inboard engines are sold to independent boat builders, local, state and foreign governments, and to the Company's Boat segment. In addition, Mercury Marine's outboard engines are sold to end-users through a global network of more than 5,500 marine dealers and distributors, specialty marine retailers and marine service centers.

Mercury Marine manufactures four-stroke outboard engine models ranging from 2.5 to 400 horsepower and two-stroke OptiMax outboard engines, all of which feature Mercury's direct fuel injection (DFI) technology, ranging from 75 to 300 horsepower. All of these low-emission engines are in compliance with current U.S. Environmental Protection Agency (EPA) requirements. Mercury Marine's four-stroke outboard engines include Verado, a collection of supercharged outboards ranging from 150 to 350 horsepower, and Mercury Marine's naturally aspirated four-stroke outboards, ranging from 2.5 to 150 horsepower, including the 75 to 115 horsepower FourStroke, introduced in 2014, which has already become known for its light weight, fuel efficiency and performance. Mercury Marine also manufactures two-stroke, non-DFI engines for certain markets outside the United States. In addition, most of Mercury's sterndrive and inboard engines are now available with catalyst exhaust monitoring and treatment systems, and all are compliant with environmental regulations adopted by the State of California, effective January 1, 2008, and by the EPA, effective January 1, 2010.

Mercury Marine and Mercury Racing manufacture inboard and sterndrive engine models ranging from 115 to 1,650 horsepower. Mercury's new 4.5-liter 250 horsepower sterndrive engine, designed and purpose-built by Mercury for marine use, was named the top innovative product in its category in September 2014 at the International Boatbuilders’ Exhibition and Conference in Tampa, Florida.

To promote advanced propulsion systems with improved handling, performance and efficiency, Mercury Marine manufactures and markets advanced boat steering and engine control systems under the brand names of Zeus and Axius.

Mercury Marine's gasoline sterndrive and outboard engines are produced domestically in Fond du Lac, Wisconsin, with outboard engines also produced internationally in China and Japan. Mercury Marine manufactures 40, 50 and 60 horsepower four-stroke outboard engines in a facility in China, and produces smaller outboard engines in Japan pursuant to a joint venture with its partner, Tohatsu Corporation. Mercury Marine sources engine components from a global supply base and manufactures additional engine component parts at its Fond du Lac facility and plants in Florida and Mexico. Mercury Marine also operates a remanufacturing business for engines and service parts in Wisconsin. In addition, Mercury Marine has an equity ownership interest in Bella-Veneet Oy, which manufactures boats under the brand names Bella, Flipper and Aquador in Finland.

On June 16, 2014, the Company acquired 100 percent of privately held Whale, which is based in Bangor, Northern Ireland, and is a manufacturer of water movement and heating systems for the marine, recreational vehicle, industrial and other markets. The Company believes this acquisition will allow the Company to more fully compete across a number of parts and accessories product categories, enable entry into attractive adjacent markets and expand the global presence of the marine service, parts and accessories businesses. On July 31, 2014, the Company acquired 100 percent of privately held Bell Industries Recreational Products Group, Inc. (Bell), which is based in Eagan, Minnesota. Bell is a distributor of parts and accessories to the marine, recreational vehicle and powersports markets, serving primarily the Upper Midwest of the U.S. The Company believes this acquisition will allow the Company to solidify its footprint in the Upper Midwest with locations in Minnesota, Michigan and Wisconsin, enhance its growth of its parts and accessories businesses, expand the depth and breadth of its product portfolio and enable entry into attractive adjacent markets. Whale and Bell are managed as part of the Company’s marine service, parts and accessories businesses within the Marine Engine segment.
Mercury Marine's parts and accessories distribution and products businesses include: Land 'N' Sea, Kellogg Marine Supply, Diversified Marine Products, Bell Recreational Products, Attwood Marine and Whale. These businesses are leading manufacturers and distributors of marine parts and accessories throughout North America and Europe, offering same-day or next-day delivery service to a broad array of marine service facilities.

Inter-company sales to the Company's Boat segment represented approximately 12 percent of Mercury Marine's sales in 2014. Domestic demand for the Marine Engine segment's products is seasonal, with sales generally highest in the second calendar quarter of the year.

Boat Segment

The Boat segment consists of the Brunswick Boat Group (Boat Group), which manufactures and markets the following products: fiberglass pleasure boats; luxury yachts, yachts and sport yachts; offshore fishing boats; aluminum fishing boats; pontoon boats; deck boats and inflatable boats. The Company believes that its Boat Group, which had net sales of $1,135.8 million during 2014, is a world leader in the manufacturing and sale of pleasure motorboats.

The Boat Group manages Brunswick's boat brands; evaluates and optimizes the Boat segment's boat portfolio; promotes recreational boating services and activities to enhance the consumer experience and dealer profitability; and speeds the introduction of new technologies into the boat manufacturing and design processes.

The Boat Group includes the following boat brands: Sea Ray L-Class yachts, yachts, sport yachts, sport cruisers and runabouts; Bayliner sport cruisers and runabouts; Meridian yachts; Boston Whaler and Lund fiberglass fishing boats; and Crestliner, Cypress Cay, Harris, Lowe, Lund and Princecraft aluminum fishing, utility, pontoon boats and deck boats. The Boat Group also includes a commercial and governmental sales unit that sells products to commercial customers, as well as to the United States government and state, local and foreign governments. The Boat Group procures most of its outboard engines, gasoline sterndrive engines and gasoline inboard engines from Brunswick's Marine Engine segment.

The Boat Group also includes several Brunswick boat brands based in Europe and Asia-Pacific, which include Quicksilver, Uttern and Rayglass (Protector and Legend), which are typically equipped with engines manufactured by Mercury Marine and often include other parts and accessories supplied by Mercury Marine.

The Boat Group operates manufacturing facilities in Florida, Indiana, Minnesota, Missouri, Tennessee, Brazil, Canada, Mexico, New Zealand and Portugal, and owns an inactive manufacturing facility in North Carolina. The Boat Group utilizes contract manufacturing facilities in Poland. In 2014, the Boat Group divested idle operating facilities in Ashland City and Knoxville, Tennessee.

The Boat Group's products are sold to end-users through a global network of approximately 3,000 dealers and distributors, each of which carries one or more of Brunswick's boat brands. Sales to the Boat Group's largest dealer, MarineMax Inc., which has multiple locations and carries a number of the Boat Group's product lines, represented approximately 18 percent of Boat Group sales in 2014. Domestic demand for pleasure boats is seasonal, with sales generally highest in the second calendar quarter of the year.

Fitness Segment

Brunswick's Fitness segment is comprised of its Life Fitness division (Life Fitness), which designs, manufactures and markets a full line of reliable, high-quality cardiovascular fitness equipment (including treadmills, total body cross-trainers, stair climbers and stationary exercise bicycles) and strength-training equipment under the Life Fitness and Hammer Strength brands. The Fitness segment also includes Brunswick's billiards business which was previously a part of Brunswick's former Bowling and Billiards segment.

The Company believes that its Fitness segment, which had net sales of $769.3 million during 2014, is the world's largest manufacturer of commercial fitness equipment and a leading manufacturer of high-quality consumer fitness equipment. Life Fitness' commercial sales customers include health clubs, corporations, schools and universities, hotels, professional sports teams and the military and governmental agencies. Commercial sales are made to customers through Life Fitness' direct sales force, domestic dealers, and international distributors. Consumer products are available at specialty retailers, select mass merchants, sporting goods stores, through international distributors, and on the Life Fitness Web site.

The Fitness segment's billiards business was established in 1845 and is Brunswick's heritage business. The billiards business designs and/or markets billiards tables, table tennis tables, air powered table hockey games and other gaming tables, as well as game room furniture and related accessories, under the Brunswick and Contender brands.

The Fitness segment's principal manufacturing facilities are located in Illinois, Kentucky, Minnesota, Wisconsin and Hungary, with third party contract manufacturing partners in China and Taiwan. Life Fitness distributes its products worldwide from regional warehouses and production facilities. Demand for Life Fitness products is seasonal, with sales generally highest in the fourth quarter of the year.

Discontinued Operations

On July 17, 2014, the Company entered into an agreement to sell its retail bowling business to AMF Bowling Centers, Inc. In connection with its decision to sell its bowling centers, the Company announced its intention to divest its bowling products business. On December 31, 2012, the Board of Directors authorized the Company to exit its Hatteras and Cabo boat businesses. As a result of these actions, these businesses, which were previously recorded in the Bowling & Billiards segment and Boat segment, respectively, are being reported as discontinued operations in the Consolidated Statements of Operations for all periods presented. The Company does not have or anticipate having any significant continuing involvement or continuing cash flows associated with these businesses. The assets and liabilities of these businesses met the accounting criteria to be classified as held for sale and have been aggregated and reported on separate lines of the Consolidated Balance Sheets for all periods presented.

On September 18, 2014, the Company completed the sale of its retail bowling business to AMF Bowling Centers, Inc. as well as, in separate transactions, completed the sale of two retail bowling centers in California. In August 2013, the Company completed the sale of its Hatteras and Cabo boat businesses. Refer to Note 2 – Discontinued Operations in the Notes to Consolidated Financial Statements for additional information regarding the Company's discontinued operations.

Financial Services

The Company, through its Brunswick Financial Services Corporation subsidiary, owns a 49 percent interest in a joint venture, Brunswick Acceptance Company, LLC (BAC). CDF Ventures, LLC, a subsidiary of GE Capital Corporation, owns the remaining 51 percent. Under the terms of the joint venture agreement, BAC provides secured wholesale inventory floorplan financing to the Company's boat and engine dealers.

In March 2013, the term of the BAC joint venture was extended through December 31, 2016. The joint venture agreement contains provisions allowing for the renewal of the agreement or purchase of the other party's interest in the joint venture at the end of its term. Alternatively, either partner may terminate the agreement at the end of its term. In June 2014, the joint venture agreement was amended to adjust a financial covenant that was conformed to the leverage ratio test contained in the Facility as described in Note 16 – Debt in the Notes to Consolidated Financial Statements.

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

Refer to Note 10 – Financial Services in the Notes to Consolidated Financial Statements for more information about the Company's financial services.

Distribution

Brunswick utilizes distributors, dealers and retailers (Dealers) for the majority of its boat sales and significant portions of its sales of marine engine, fitness and billiards products. Brunswick has over 16,000 Dealers serving its business segments worldwide. Brunswick's marine Dealers typically carry one or more of the following product categories - boats, engines and related parts and accessories.

Brunswick owns Land 'N' Sea, Kellogg Marine Supply, Diversified Marine Products and Bell Recreational Products, which comprise the primary North American parts and accessories distribution platforms for the Company's Marine Engine segment. We believe that these businesses, collectively, are the leading distributors of marine parts and accessories throughout North America, with 16 distribution warehouses located throughout the United States and Canada offering same-day or next-day delivery service to a broad array of marine service facilities and Dealers.

Brunswick's Dealers are independent companies or proprietors that range in size from small, family-owned businesses to a large, publicly-traded corporation with substantial revenues and multiple locations. Some Dealers sell Brunswick's products exclusively, while a majority also carry competitors' products. Brunswick partners with its boat dealer network to improve quality, service, distribution and delivery of parts and accessories to enhance the boating customer's experience.

Demand for a significant portion of Brunswick's products is seasonal, and a number of Brunswick's Dealers are relatively small and/or highly-leveraged. As a result, many Dealers require financial assistance to support their businesses, enabling them to provide stable channels for Brunswick's products. In addition to the financing offered by BAC, the Company may also provide its Dealers with assistance, including incentive programs, loan guarantees and inventory repurchase commitments, under which the Company is obligated to repurchase inventory from a finance company in the event of a Dealer's default. The Company believes that these arrangements are in its best interest; however, the financial support that the Company provides to its Dealers exposes the Company to credit and business risk. Brunswick's business units, along with BAC, maintain active credit operations to manage this financial exposure, and the Company continually seeks opportunities to sustain and improve the financial health of its various distribution channel partners. Refer to Note 13 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for further discussion of these arrangements.

International Operations

Brunswick's sales to customers in markets other than the United States were $1,438.7 million (37 percent of net sales), $1,385.1 million (38 percent of net sales) and $1,347.6 million (39 percent of net sales) in 2014, 2013 and 2012, respectively. The Company transacts a portion of its sales in non-U.S. markets in local currencies, and the cost of its products is generally denominated in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar affects the financial results of Brunswick's non-U.S. operations.

Non-U.S. sales are set forth in Note 6 – Segment Information in the Notes to Consolidated Financial Statements and are also included in the table below, which details Brunswick's non-U.S. sales by region:

(in millions)	2014	2013	2012
Europe	$533.5	$469.0	$439.4
Canada	302.4	312.6	310.2
Asia-Pacific	286.0	281.4	294.6
Latin America	219.0	234.6	217.3
Africa & Middle East	97.8	87.5	86.1
Total	$1,438.7	$1,385.1	$1,347.6

Marine Engine segment non-U.S. sales represented approximately 48 percent of Brunswick's non-U.S. sales in 2014. The segment's principal non-U.S. operations include the following:

•	Distribution, sales, service and applications engineering offices in Australia, Belgium, Brazil, Canada, China, Malaysia, Mexico, New Zealand and Singapore;

•	Sales or representative offices in China, Dubai, Finland, France, Italy, Norway, Russia, Sweden and Switzerland;

•	A component manufacturing facility in Mexico;

•	An outboard engine assembly plant in Suzhou, China;

•	An outboard engine assembly plant operated by a joint venture in Japan; and

•	A parts and accessories manufacturing facility in Northern Ireland.

Boat segment non-U.S. sales comprised approximately 26 percent of Brunswick's non-U.S. sales in 2014. A portion of the Boat Group's products are manufactured or assembled in Brazil, Canada, Mexico, New Zealand and Portugal, as well as in boat plants owned and operated by third parties in Poland that perform contract manufacturing for the Company, and are sold worldwide through Dealers. The Boat Group has sales or import offices in Belgium, Brazil, Canada, Italy, the Netherlands, New Zealand, Norway, Poland and Sweden.

Fitness segment non-U.S. sales comprised approximately 26 percent of Brunswick's non-U.S. sales in 2014. Life Fitness sells its products worldwide and has sales and distribution centers in Brazil, Germany, Hong Kong, Japan, the Netherlands, Spain and the United Kingdom. The Fitness segment manufactures strength-training equipment and select lines of cardiovascular equipment in Hungary for its international markets, and has relationships with contract manufacturers in China and Taiwan.

Raw Materials and Supplies

Brunswick purchases a wide variety of raw materials from its supplier base, including aluminum, resins, oil and steel, as well as product parts and components, such as engine blocks and boat windshields. The prices for these raw materials, parts and components fluctuate depending on market conditions. Significant increases in the cost of such materials would raise the Company's production costs, which could reduce the Company's profitability if the Company did not recoup the increased costs through higher product prices.

As Brunswick's manufacturing operations raised production levels in 2014, the Company's need for raw materials and supplies increased. Continuing into 2015, Brunswick's suppliers will need to increase their manufacturing operations to meet the rising demand for their products and, in many cases, may need to hire additional workers in order to fulfill the orders placed by Brunswick and other customers. During 2014, the Company experienced some shortages, and delayed delivery, of certain materials, parts and supplies essential to its manufacturing operations. The Company has addressed and will continue to address this issue by identifying alternative suppliers, working to secure adequate inventories of critical supplies and continually monitoring the capabilities of its supplier base.

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

In the Fitness segment, patent rights principally relate to fitness equipment designs and components, including patents covering internal processes, programming functions, displays, design features and styling, as well as billiards table designs and components.

The following are Brunswick's principal trademarks:

Marine Engine Segment: Attwood, Axius, Bell Recreational Products, Diversified Marine Products, Kellogg Marine Supply, Land 'N' Sea, Mariner, MercNET, MerCruiser, Mercury, Mercury Marine, Mercury Parts Express, Mercury Precision Parts, Mercury Propellers, Mercury Racing, MotorGuide, OptiMax, Quicksilver, Seachoice, SeaPro, SmartCraft, Sport Jet, Swivl-Eze, Valiant, Verado, Whale and Zeus.

Boat Segment: Bayliner, Boston Whaler, Crestliner, Cypress Cay, Harris, Lowe, Lund, Master Dealer, Meridian, Princecraft, Protector, Quicksilver, Rayglass, Sea Ray and Uttern.

Fitness Segment: Air Hockey, Brunswick, Contender, Flex Deck, Gold Crown, Hammer Strength, Lifecycle and Life Fitness.

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

 The following summarizes Brunswick's competitive position in each segment:

Marine Engine Segment:  The Company believes its Marine Engine segment is a world leader in the manufacturing and sale of recreational marine engines and marine parts and accessories. The marine engine market is highly competitive among several major international companies that comprise the majority of the market, including Japanese-based outboard engine manufacturers, as well as several smaller companies including Chinese manufacturers. Competitive advantage in this segment is a function of product features, technological leadership, quality, service, pricing, performance and durability, along with effective promotion and distribution.

Boat Segment:  The Company believes that its Boat Group is a world leader in the manufacturing and sale of pleasure motorboats. There are several major manufacturers of pleasure and offshore fishing boats, along with hundreds of smaller manufacturers. Consequently, this business is both highly competitive and highly fragmented. The Company believes it has the broadest range of boat product offerings in the world, with boats ranging in size from 10 to 65 feet. In all of its boat operations, Brunswick competes on the basis of product features, technology, quality, brand strength, dealer service, pricing, performance, value, durability and styling, along with effective promotion and distribution.

 Fitness Segment:  The Company believes it is the world's largest manufacturer of commercial fitness equipment and a leading manufacturer of high-quality consumer fitness equipment and billiards tables. The fitness equipment industry is highly competitive among several major international companies that comprise the majority of the market. The billiards industry continues to experience competitive pressure from low-cost billiards manufacturers outside the United States. Many of the Company's fitness equipment offerings feature industry-leading product innovations, and the Company places significant emphasis on introducing new fitness equipment to the market. Competitive focus is also placed on product quality, technology, service, pricing, state-of-the-art biomechanics, and effective promotional activities.

Research and Development

The Company strives to improve its competitive position in all of its segments by continuously investing in research and development to drive innovation in its products and manufacturing technologies. Brunswick's research and development investments support the introduction of new products and enhancements to existing products. Research and development expenses as a percentage of net sales were 3.1 percent, 3.2 percent and 3.0 percent in 2014, 2013 and 2012, respectively. Research and development expenses by segment are shown below:

(in millions)	2014	2013	2012
Marine Engine	$72.5	$70.6	$61.5
Boat	23.7	22.4	20.2
Fitness	23.4	21.8	19.3
Total	$119.6	$114.8	$101.0

Number of Employees

The number of employees worldwide is shown below by segment:

	December 31, 2014		December 31, 2013
	Total	Union (domestic)	Total	Union (domestic)
Marine Engine	5,320	1,723	5,331	1,880
Boat	4,024	—	3,748	—
Fitness (A)	2,026	134	1,832	134
Bowling (B)	479	24	4,478	24
Corporate	316	—	312	—
Total (C)	12,165	1,881	15,701	2,038

(A)	2014 and 2013 employee numbers include employees of the billiards business.

(B)
2014 and 2013 employee numbers include employees of the bowling products business. 2013 employee numbers include employees of the retail bowling business which was divested effective September 18, 2014.

(C)	All employee numbers exclude temporary employees.

The Company believes that the relationships between its employees, the labor unions and the Company remain stable.

Environmental Requirements

Refer to Note 13 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for a description of certain environmental proceedings.

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

Worldwide economic conditions have adversely affected the Company's industries, businesses and results of operations and may continue to do so.
General worldwide economic conditions continue to be challenging as economies continue to recover from the effects caused by the subprime lending and general credit market crisis, collateral effects on the finance and banking industries, slower economic activity, variable consumer confidence, and weak business conditions. In times of economic uncertainty and contraction, consumers tend to have less discretionary income and to defer expenditures for discretionary items, which adversely affects the Company's financial performance, especially in its marine businesses.  A majority of the Company's businesses are cyclical in nature and are highly sensitive to personal discretionary spending levels, and their success is dependent upon favorable economic conditions, the overall level of consumer confidence and personal income levels.
Demand for the Company's marine products has been influenced by weak economic conditions, low consumer confidence, high unemployment and increased market volatility worldwide. Although increases have not been experienced in all product segments and geographic markets, the Company estimates that retail unit sales of powerboats in the United States again increased modestly during 2014. However, unit sales remain down significantly from historical levels, particularly in the fiberglass sterndrive boat segment. Any deterioration in general economic conditions that diminishes consumer confidence or discretionary income may further reduce the Company's sales or the Company may decide to sell its products at a discount, thus adversely affecting its financial results, including increasing the potential for future impairment charges.  The Company cannot predict the timing or strength of economic recovery, either worldwide or in the specific markets where it competes.
Fiscal concerns may negatively impact worldwide credit conditions and could have an adverse effect on the Company's industries, businesses and financial condition.
Concerns regarding fiscal policy could have a material adverse impact on worldwide economic conditions, the financial markets and the availability of credit and, consequently, may negatively affect the Company's industries, businesses and overall financial condition. Although consumer credit markets have improved, consumer credit market conditions continue to influence demand, especially for marine products, and may continue to do so.
Customers often finance purchases of the Company's products, particularly boats. Credit market conditions continued to improve in 2014, but remained less favorable overall than those in existence prior to the decline in marine retail demand. While interest rates are generally lower, there continue to be fewer lenders, tighter underwriting and loan approval criteria, greater down payment requirements and negative loan equity, particularly in larger products.  If credit conditions worsen, and adversely affect the ability of customers to finance potential purchases at acceptable terms and interest rates, it could result in a decrease in sales of the Company's products or delay any improvement in its sales.
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
The availability and terms of financing offered by the Company's dealer floorplan financing providers will continue to be influenced by a number of factors including: their ability to access certain capital markets, including the securitization and the commercial paper markets, and to fund their operations in a cost effective manner; the performance of their overall credit portfolios; their willingness to accept the risks associated with lending to marine dealers; and the overall creditworthiness of those dealers.  The Company's sales could be adversely affected if BAC were to be terminated, if further declines in floorplan financing availability occur, or if financing terms change unfavorably.  This could require dealers to find alternative sources of financing, including the Company providing this financing directly to dealers, which could require additional capital to fund the associated receivables.
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
Finally, labor disruption at major ports and shipping hubs around the world may adversely affect the Company and its distributors’ ability to transport raw materials to its facilities and products to its distributors and end-use customers, potentially resulting in increased transportation costs and lost sales.
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
Changes in currency exchange rates can adversely affect the Company's results.
A portion of the Company's sales are denominated in a currency other than the U.S. dollar. Consequently, a strong U.S. dollar may adversely affect reported revenues. The Company also maintains a portion of its cost structure in currencies other than the U.S. dollar, which partially mitigates the impact of a strengthening U.S. dollar. This includes manufacturing operations for boats in Europe, Brazil and Canada, fitness equipment in Europe, as well as smaller outboard engines in Asia. A portion of SG&A costs are also transacted in a currency other than the U.S. dollar.
The Company sells U.S. manufactured products into certain international markets in U.S. dollars, including the sale of products into Canada, Europe and Latin America. Demand for the Company's products in these markets may also be adversely affected by a strengthening U.S. dollar. The Company has certain competitors with cost positions based outside the U.S., including Asian-based outboard engine manufacturers, European-based large fiberglass boat manufacturers and a European-based fitness equipment manufacturer. A strengthening U.S. dollar may provide a cost advantage to these competitors, which could result in pricing pressures.
The Company maintains hedging programs to reduce its risk to currency fluctuations; however, it is not possible to hedge against all currency risk, especially over the long term. The Company also continues to evaluate its supply chain and cost structure for opportunities to further mitigate risks associated with foreign currency.
Inventory reductions by major dealers, retailers and independent boat builders could adversely affect the Company's financial results.
The Company and its dealers, retailers and other distributors could decide to reduce the number of units they hold, particularly if demand trails forecasted levels or if new product introductions are expected to replace older products. Such efforts tend to result in wholesale reductions in excess of retail reductions and would likely result in lower production levels of the Company's products, thus resulting in lower rates of absorption of fixed costs in the Company's manufacturing facilities and lower margins. While actions taken continue to keep dealer inventories at appropriate levels, the potential need for future inventory reductions by dealers and independent boat builder customers could impair the Company's future sales and results of operations.

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
The loss of key customers or critical suppliers could harm the Company's business.
If the Company were to experience the loss of a key customer, its business could be negatively affected in a significant way.  Similarly, if one of the Company's most critical suppliers were to close its operations, cease manufacturing or otherwise fail to deliver an essential component necessary to the Company's manufacturing operations, it could have a detrimental effect on the Company's ability to manufacture and sell its products, resulting in an interruption in business operations and/or a loss of sales.  In an effort to mitigate the risk associated with the Company's reliance on such customers and suppliers, it continually works to monitor such relationships, maintain a complete and competitive product lineup and identify alternative suppliers for key components.
The Company's success depends upon the continued strength of its brands.
The Company believes that its brands, including Brunswick, Mercury, Life Fitness, Sea Ray, Boston Whaler and Lund, are significant contributors to the success of the Company's business, and that maintaining and enhancing the brands are important to expanding the Company's customer base.  Failure to continue to promote and protect the Company's brands may adversely affect the Company's business and results of operations.
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
Successfully managing the expansion of its manufacturing footprint is critical to the Company's operating and financial results.
Over the past two years, the Company has made strategic capital investments in capacity expansion activities that will enable the affected businesses to successfully capture growth opportunities and enhance product offerings. Recently, the Company announced the reactivation of its Sykes Creek manufacturing facility in Merritt Island, Florida, invested capital in a new pontoon facility in Fort Wayne, Indiana and has initiated or completed plant expansion activities at its facilities in Edgewater and Palm Coast Florida, New York Mills, Minnesota, Fond du Lac, Wisconsin and Kiskoros, Hungary. These capital improvement projects and expansions must be carefully managed to ensure cost targets are met, environmental, safety and other regulations are followed and high-quality workmanship is maintained.

Moving production to a different plant or expanding capacity at an existing facility involves risks, including the inability to start up production within the cost and timeframe estimated, supply product to customers when expected and attract and train a sufficient number of skilled workers to handle the additional production demands.  The inability to successfully implement the Company's manufacturing footprint initiatives could adversely affect its ability to meet customer demand for products and could increase the cost of production versus projections, both of which could result in a significant adverse impact on operating and financial results. Additionally, plants experiencing demand increases may face manufacturing inefficiencies, additional expenses and cost inefficiencies, which could exceed projections and negatively impact financial results.
If the Company is not able to successfully implement its strategic plan and growth initiatives, this could have a material adverse effect on the Company's business and financial condition.
The Company's ability to continue generating positive cash flow and profits will depend partly on its continued successful execution of the Company's strategic plan and growth initiatives. The Company’s ability to succeed in its strategic plan and growth initiatives may require significant capital investment and management attention, which may result in the diversion of these resources from the core business and other business issues and opportunities. Additionally, any new initiative is subject to certain risks, including customer acceptance, competition, the ability to manufacture the products on schedule and to specification, create the necessary supply chain and/or the ability to attract and retain qualified management and other personnel. There can be no assurance that the Company will be able to develop and successfully implement its strategic plan and growth initiatives to a point where they will become profitable or generate positive cash flow. If the Company cannot successfully execute its strategic plan and growth initiatives, the Company’s financial condition and results of operations may be adversely impacted.
One of the Company’s growth strategies may involve the acquisition of adjacent companies and product lines. There can be no assurance that additional acquisitions will be consummated or that, if consummated, will be successful and the acquired businesses will be successfully integrated into the Company’s operations. Certain acquisitions or related integration may disrupt operations and pose potential difficulties in employee retention, and there may be additional risks with respect to the Company’s ability to recognize the benefits of acquisitions, including potential synergies and cost savings or the failure of acquisitions to achieve their plans and objectives.
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
In addition, some components used in the Company's manufacturing processes, including certain engine components, furniture, upholstery and boat windshields are available from a sole supplier or a limited number of suppliers.  Operational and financial difficulties that these or other suppliers may face in the future could adversely affect their ability to supply the Company with the parts and components it needs, which could significantly disrupt the Company's operations.  It may be difficult to find a replacement supplier for a limited or sole source raw material, part or component without significant delay or on commercially reasonable terms.  In addition, an uncorrected defect or supplier's variation in a raw material, part or component, either unknown to the Company or incompatible with the Company's manufacturing process, could harm the Company's ability to manufacture products.
Some of the risks that could disrupt the Company's operations, impair the Company's ability to deliver products to the Company's customers and negatively affect the Company's financial results include: an increase in the cost of, defects in or a sustained interruption in the supply or shortage of some of these raw materials, parts or products that may be caused by delayed start-up periods experienced by the Company's suppliers as they increase production efforts; financial pressures on the Company's suppliers due to a weakening economy; a deterioration of the Company's relationships with suppliers; or by events such as natural disasters, power outages or labor strikes, including the current slowdown and potential strike involving the U.S. west coast ports. In addition to the risks described above regarding interruption of supplies, which are exacerbated in the case of single-source suppliers, the exclusive supplier of a key component potentially could exert significant bargaining power over price, quality, warranty claims, or other terms relating to a component.
The Company's manufacturing operations increased production in 2014 and are expected to continue to do so in 2015, and consequently, the Company's need for raw materials and supplies will increase. The Company's suppliers must be prepared to ramp-up operations and, in many cases, hire additional workers and/or expand capacity in order to fulfill the orders placed by the Company and other customers. The Company experienced periodic supply shortages in 2014.  The Company continues to work to address this issue by identifying alternative suppliers, working to secure adequate inventories of critical supplies and continually monitoring the capabilities of its supplier base. In the future, however, the Company may continue to experience shortages of, delayed delivery of and/or increased prices for key materials, parts and supplies that are essential to its manufacturing operations.
The Company's pension funding requirements and expenses are affected by certain factors outside its control, including the performance of plan assets, the discount rate used to value liabilities, actuarial data and experience and legal and regulatory changes.
The Company's funding obligations and pension expense for its four U.S. qualified pension plans are driven by the performance of assets set aside in trusts for these plans, the discount rate used to value the plans' liabilities, actuarial data and experience, and legal and regulatory funding requirements.  Changes in these factors could have an adverse impact on the Company's results of operations, liquidity or shareholders' equity.  In addition, a portion of the Company's pension plan assets are invested in equity securities, which can experience significant declines if economic conditions or financial markets weaken.  The level of the Company's funding of its qualified pension plan liabilities was approximately 76 percent as of December 31, 2014. The Company's future pension expenses and funding requirements could increase significantly due to the effect of adverse changes in the discount rate and asset levels along with a decline in the estimated return on plan assets. In addition, as a result of changes in regulations, the Company could be legally required to make increased contributions to the pension plans, and these contributions could be material and negatively affect the Company's cash flow.
The Company is currently mitigating these risks by transitioning the asset allocation in the pensions to 100 percent fixed income and through the offering of lump sum settlements to certain plan participants.
The timing and amount of the Company’s share repurchases are subject to a number of uncertainties.
During the fourth quarter of 2014, the Company announced its board of directors had authorized the discretionary repurchase of up to $200 million of the Company's outstanding common stock, which will be systematically completed in the open market or through privately negotiated transactions over approximately a two-year period. The amount and timing of share repurchases will be based on a variety of factors. Important factors that could cause us to limit, suspend or delay the Company's stock repurchases include unfavorable market conditions, the trading price of the Company's common stock, the nature of other investment opportunities available to us from time to time and the availability of cash. If we delay, limit or suspend the Company's stock repurchase program, the Company's stock price and earnings per share may be negatively affected.
Higher energy and fuel costs can affect the Company's results.
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
The introduction of lower-priced alternative products by other companies can hurt the Company's competitive position in all of its businesses.  The Company is constantly subject to competitive pressures in which predominantly international manufacturers may pursue a strategy of aggressive pricing, particularly during periods when local currency weakens versus the U.S. dollar.  Such pricing pressure may limit the Company's ability to increase prices for its products in response to raw material and other cost increases and negatively affect the Company's profit margins.
In addition, international boat builders continue to enter the U.S. market, mainly in the large fiberglass boat segment, thereby adding additional product options into a market where the Company has historically been a market leader. These new entrants, combined with continued sluggish market conditions in certain segments, may prevent the Company from successfully implementing its strategic plan and could result in lower sales.
Finally, the Company's independent boat builder customers may react negatively to potential competition for their products from Brunswick's own boat brands, which can lead them to purchase marine engines and marine engine supplies from competing marine engine manufacturers and may negatively affect demand for the Company's products.

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
The vast majority of the Company's products are used for recreational purposes, and demand for the Company's products can be adversely affected by competition from other activities that occupy consumers' time, including other forms of recreation as well as religious, cultural and community activities. Additionally, any pressures or slow growth in consumers' discretionary income may influence consumers' willingness to purchase and enjoy the Company's products.
The Company manufactures and sells products that create exposure to potential product liability, warranty liability, personal injury and property damage claims and litigation.
The Company's products may expose it to potential product liability, warranty liability, personal injury or property damage claims relating to the use of those products. The Company's manufacturing footprint actions and production of new products could result in product quality issues, thereby increasing the risk of litigation and potential liability. To address this risk, the Company has established a global, enterprise-wide organization charged with the responsibility of addressing, reviewing and reporting on product integrity issues. Historically, the resolution of such claims has not materially adversely affected the Company's business, and the Company maintains insurance coverage to mitigate a portion of these risks, which it believes to be adequate.  However, the Company may experience material losses in the future, incur significant costs to defend claims or experience claims in excess of its insurance coverage or claims that will not be covered by insurance.  Furthermore, the Company's reputation may be adversely affected by such claims, whether or not successful, including potential negative publicity about its products. The Company records reserves for known potential liabilities, but there is the possibility that actual losses may exceed these reserves and therefore negatively impact earnings.
Environmental laws and zoning and other requirements can inhibit the Company's ability to grow its marine businesses.
Environmental restrictions, boat plant emission restrictions and permitting and zoning requirements can limit production capacity, access to water for boating, as well as marina and storage space.  In addition, certain jurisdictions both inside and outside the United States require or are considering requiring a license to operate a recreational boat.  While such licensing requirements are not expected to be unduly restrictive, they may deter potential customers, thereby reducing the Company's sales.  Furthermore, regulations allowing the sale of fuel containing higher levels of ethanol for automobiles, which is not appropriate or intended for use in marine engines, may nonetheless result in increased warranty, service costs, product dissatisfaction and other claims against the Company if boaters mistakenly use this fuel in marine engines, causing damage to and the degradation of components in their marine engines.
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
Changes in domestic and international tax legislation could expose the Company to additional tax liability or possibly require changes to lower deferred tax asset values.  Although the Company carefully monitors changes in tax laws and works to mitigate the impact of proposed changes, such changes or failure to extend legislation, including the research and development credit, may negatively impact the Company's financial results. In addition, any increase in individual income tax rates would negatively affect the Company's potential customers' discretionary income and could decrease the demand for its products. Finally, governments in many jurisdictions are increasing their audit activity and are engaging in other projects, such as those related to alleged base erosion and profit shifting, in an effort to obtain additional revenue. This increase in activity involves increased costs to the Company for having to resolve these potential disputes and from the potential additional taxes which may be assessed.
If the Company's intellectual property protection is inadequate, others may be able to use its technologies and thereby impair the Company's ability to compete, which could have a material adverse effect on the Company, its financial condition and results of operations.
The Company regards much of the technology underlying its products as proprietary.  The Company relies on a combination of patents, trademark, copyright and trade secret laws; employee and third-party non-disclosure agreements; and other contracts to establish and protect its technology and other intellectual property rights.  The steps the Company takes to protect its proprietary technology may be inadequate to prevent misappropriation of the Company's technology, or third parties may independently develop similar technology. Agreements containing protections may be breached or terminated, the Company may not have adequate remedies for any such breach, and existing patent, trademark, copyright and trade secret laws may afford it limited protection.  Policing unauthorized use of the Company's intellectual property is difficult, particularly in many regions outside the United States.  A third party could copy or otherwise obtain and use the Company's products or technology without authorization. Litigation may be necessary for the Company to defend against claims of infringement or to protect its intellectual property rights and could result in substantial cost and divert the attention of management. Further, the Company might not prevail in such litigation and the Company may be forced to seek licenses or royalty arrangements from third parties, which the Company may not be able to obtain on reasonable terms, or the Company may be forced to stop using products that included the challenged intellectual property, which could harm its business.
Some of the Company's operations are conducted by joint ventures that are not operated solely for its benefit.
Some of the Company's operations are carried on through jointly owned companies such as BAC, Bella and Tohatsu Marine Corporation.  With respect to these joint ventures, the Company shares ownership and management responsibility of these companies with one or more parties who may not have the same goals, strategies, priorities or resources as the Company.  These joint ventures are intended to be operated for the benefit of all co-owners, rather than for the Company's exclusive benefit.

A significant portion of the Company's revenue is derived from international sources, which exposes it to additional uncertainty.
The Company intends to continue to expand its international operations and customer base as part of its growth strategy.  Sales outside the United States, especially in emerging markets, are subject to various risks, including government embargoes or foreign trade restrictions, foreign currency effects, tariffs, customs duties, inflation, difficulties in enforcing agreements and collecting receivables through foreign legal systems, compliance with international laws, treaties and regulations and unexpected changes in regulatory environments, disruptions in distribution, dependence on foreign personnel and unions, as well as economic and social instability.  In addition, there may be tax inefficiencies in repatriating cash from non-U.S. subsidiaries.  If the Company continues to expand its business globally, its success will depend, in part, on the Company's ability to anticipate and effectively manage these and other risks.  These and other factors may have a material impact on the Company's international operations or its business as a whole.
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
If the future operating performance of the Company's reporting units is not sufficient, the Company could be required to record non-cash impairment charges.  Impairment charges could substantially affect the Company's reported earnings in the periods such charges are recorded.  In addition, impairment charges could indicate a reduction in business value which could limit the Company's ability to obtain adequate financing in the future.  As of December 31, 2014, goodwill was approximately 9 percent of total assets and included $268.9 million of goodwill related to the Life Fitness segment and $28.0 million of goodwill related to the Marine Engine segment.
Adverse weather conditions can have a negative effect on marine revenues.
Weather conditions can have a significant effect on the Company's operating and financial results, especially in the marine businesses.  Sales of the Company's marine products are generally stronger just before and during spring and summer, and favorable weather during these months generally has had a positive effect on consumer demand.  Conversely, unseasonably cool weather, excessive rainfall or drought conditions during these periods can reduce demand.  Hurricanes and other storms can result in the disruption of the Company's distribution channel, operations or supply chain. Additionally, in the event that climate change occurs, which could result in environmental changes including, but not limited to, severe weather, rising sea levels or reduced access to water, the Company's business could be disrupted and negatively affected.
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
The occurrence of natural and environmental disasters, including hurricanes, floods, earthquakes and environmental spills, could decrease consumer demand for and sales of the Company's products.  If such an occurrence takes place in one of Brunswick's major sales markets, the Company could experience a decrease in sales.  Additionally, if such an event occurs near the Company's business, manufacturing facilities or key suppliers' facilities, the affected locations could experience an interruption in business operations and/or their operating systems. The Company could be uniquely affected by a catastrophic event due to the location of certain of the Company's boat facilities in coastal Florida and the size of the manufacturing operation in Fond du Lac, Wisconsin.
The Company's operations are dependent upon the ability of the Company to attract and retain individuals who could be key contributors.
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
The Company's global business operations are managed through a variety of information technology (IT) systems. These systems govern all aspects of the company's operations around the world. The Company is dependent on these systems for all commercial transactions, customer interactions, and image projection. Some of the systems are based on legacy technology and operate with a minimal level of available support. If one of these legacy systems or another of the Company's key IT systems were to suffer a failure, or if the Company's IT systems were unable to communicate effectively, this could result in missed or delayed sales, or lost opportunities for cost reduction or efficient cash management. The Company exchanges information with hundreds of trading partners across all aspects of its commercial operations. Any breach in security or disruption of the communications could result in erroneous transactions or loss of reputation and confidence. The Company has numerous portals to engage in e-commerce and e-marketing; therefore, the Company must remain diligent in protecting itself and its customers from malicious cyber attacks. A successful cyber attack could result in a disruption of services, fraudulent transactions, or disclosure of confidential information. This could negatively affect the Company's relationships with its customers and trading partners and damage its image and reputation.
Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Brunswick's headquarters are located in Lake Forest, Illinois. Brunswick has numerous manufacturing plants, distribution warehouses, sales offices and product test sites around the world. Research and development facilities are primarily located at manufacturing sites.

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

The principal facilities used in Brunswick's operations are in the following locations:

Marine Engine Segment:  Fresno, California; Old Lyme, Connecticut; Miramar, Panama City, Pompano Beach and St. Cloud, Florida; Atlanta, Georgia; Lowell, Michigan; Brookfield, Fond du Lac and Oshkosh, Wisconsin; Melbourne, Australia; Petit Rechain, Belgium; Toronto, Ontario, Canada; Suzhou, China; Kuala Lumpur, Malaysia; Juarez, Mexico; Bangor, Northern Ireland and Singapore. The Fresno, California; Old Lyme, Connecticut; Miramar and Pompano Beach, Florida; Lowell, Michigan; Melbourne, Australia; Toronto, Ontario, Canada; Kuala Lumpur, Malaysia, a portion of the Bangor, Northern Ireland and Singapore facilities are leased. The remaining facilities are owned by Brunswick.

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

Fitness Segment:  Franklin Park and Rosemont, Illinois; Falmouth, Kentucky; Ramsey, Minnesota; Bristol and Delavan, Wisconsin; and Kiskoros, Hungary. The Rosemont office and a portion of the Franklin Park facility are leased. The remaining facilities are owned by Brunswick.

Item 3. Legal Proceedings

Refer to Note 13 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for information about the Company's legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Brunswick's Executive Officers are listed in the following table:

Officer	Present Position	Age

Dustan E. McCoy	Chairman and Chief Executive Officer	65
Mark D. Schwabero	President and Chief Operating Officer	62
William L. Metzger	Senior Vice President and Chief Financial Officer	53
Christopher E. Clawson	Vice President and President - Life Fitness	51
Christopher F. Dekker	Vice President, General Counsel and Secretary	46
Kevin S. Grodzki	Vice President of Communications and Public Relations	59
B. Russell Lockridge	Vice President and Chief Human Resources Officer	65
Alan L. Lowe	Vice President - Finance and Controller	63
John C. Pfeifer	Vice President and President - Mercury Marine	49

Dustan E. McCoy was named Chairman and Chief Executive Officer of Brunswick in December 2005. He was Vice President and President - Brunswick Boat Group from 2000 to 2005. From 1999 to 2000, he was Vice President, General Counsel and Secretary of Brunswick.

Mark D. Schwabero was named President and Chief Operating Officer of Brunswick in May 2014. He was Vice President and President - Mercury Marine from December 2008 to May 2014. Previously, he was President - Mercury Outboards from 2004 to 2008.

William L. Metzger was named Senior Vice President and Chief Financial Officer of Brunswick in March 2013. Previously, he served as Vice President and Treasurer of Brunswick from 2001 to 2013 and in a number of positions of increasing responsibility since his start with Brunswick in 1987.

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

Christopher F. Dekker was named Vice President, General Counsel and Secretary of Brunswick in October 2014. Prior to his appointment, Mr. Dekker served as Brunswick's Associate General Counsel, with responsibilities for litigation, employment and compliance matters, since 2010. Previously, Mr. Dekker was employed by Caterpillar, Inc. since 2001, where he held a variety of positions in its law department, most recently as senior corporate counsel for Caterpillar Logistics.

Kevin S. Grodzki was named Vice President of Communications and Public Relations in December 2014. Previously, Mr. Grodzki, who has been with Mercury since 2005, served as President - Global Sales and Marketing - Mercury Marine since September 2012 and President - Sales, Marketing and Commercial Operations over Mercury Marine from November 2008 to September 2012. Prior to that assignment, he was President of Brunswick's Life Fitness Division.

B. Russell Lockridge has been Vice President and Chief Human Resources Officer of Brunswick since 1999.

Alan L. Lowe has been Vice President - Finance and Controller of Brunswick since May 2013. Previously, he was Vice President and Controller of Brunswick since 2003.

John C. Pfeifer was named Vice President and President - Mercury Marine in May 2014. Prior to his appointment, he was Vice President - Global Operations for Mercury Marine since September 2012 and had previously been President of Brunswick Marine in EMEA since 2008 after joining Brunswick in 2006 as President of the Brunswick Asia Pacific Group.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Brunswick's common stock is traded on the New York and Chicago Stock Exchanges. Quarterly information with respect to the high and low prices for the common stock and the dividends declared on the common stock is set forth in Note 22 – Quarterly Data (unaudited) in the Notes to Consolidated Financial Statements. As of February 16, 2015, there were 9,488 shareholders of record of the Company's common stock.

In the first, second, third and fourth quarter of 2014, Brunswick paid quarterly dividends on its common stock of $0.10, $0.10, $0.125 and $0.125 per share, respectively. In December 2013, Brunswick paid a quarterly dividend on its common stock of $0.10 per share. Brunswick expects to continue to pay quarterly dividends at the discretion of the Board of Directors, subject to continued capital availability and a determination that cash dividends continue to be in the best interest of the Company's shareholders.

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

	2009	2010	2011	2012	2013	2014
Brunswick	100.00	147.91	142.93	230.71	366.28	411.40
S&P 500 Index	100.00	114.90	117.34	136.05	179.65	204.01
S&P 500 GICS Consumer Discretionary Index	100.00	129.40	137.20	169.61	243.07	266.44

The basis of comparison is a $100 investment at December 31, 2009 in each of: (i) Brunswick, (ii) the S&P 500 Index, and (iii) the S&P 500 GICS Consumer Discretionary Index. All dividends are assumed to be reinvested. The S&P 500 GICS Consumer Discretionary Index encompasses industries including automotive, household durable goods, textiles and apparel, and leisure equipment. Brunswick believes the companies included in this index provide the most representative sample of enterprises that are in primary lines of business that are similar to Brunswick's.

Issuer Purchases of Equity Securities

On October 22, 2014, the Company's Board of Directors authorized a program to repurchase up to $200 million of the Company's outstanding common stock. Share repurchases will be completed in the open market or through privately negotiated transactions over approximately a two-year period. The Company's share repurchase program does not obligate it to acquire any specific number of shares, and the Company may discontinue purchases at any time that management determines additional purchases are not warranted.

During the three months ended December 31, 2014, the Company repurchased the following shares of its common stock:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Amount of Dollars that May Yet Be Used to Purchase Shares Under the Program
September 28 to October 25, 2014	—	$—	—
October 26 to November 22, 2014	193,843	47.42	193,843
November 23 to December 31, 2014	218,183	49.50	218,183
Total	412,026	$48.52	412,026	$180,008,264

Item 6. Selected Financial Data

The selected historical financial data presented below as of and for the years ended December 31, 2014, 2013 and 2012 has been derived from, and should be read in conjunction with, the historical consolidated financial statements of the Company, including the notes thereto, and Item 7 of this report, including the Matters Affecting Comparability section. The selected historical financial data presented below as of and for the years ended December 31, 2011 and 2010 has been derived from the consolidated financial statements of the Company for the years that are not included herein.

(in millions, except per share data)	2014	2013	2012	2011	2010
Results of operations data
Net sales	$3,838.7	$3,599.7	$3,416.8	$3,367.0	$3,039.6
Operating earnings (A) (B)	328.5	281.8	237.2	189.5	43.8
Earnings before interest, loss on early extinguishment of debt and income taxes (A) (B) (C)	316.6	282.1	235.7	184.4	39.9
Earnings (loss) before income taxes (A) (B) (C)	287.9	208.9	156.0	88.6	(55.2)
Net earnings (loss) from continuing operations (A) (B) (C) (F)	194.9	756.8	124.6	70.4	(79.6)

Discontinued operations:
Net earnings (loss) from discontinued operations, net of tax (D) (E)	50.8	12.4	(74.6)	1.5	(31.0)
Net earnings (loss) (A) (B) (C) (D) (E) (F)	$245.7	$769.2	$50.0	$71.9	$(110.6)

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations (A) (B) (C) (F)	$2.08	$8.30	$1.39	$0.79	$(0.90)
Discontinued operations:
Net earnings (loss) from discontinued operations, net of tax (D) (E)	0.55	0.13	(0.83)	0.02	(0.35)
Net earnings (loss) (A) (B) (C) (D) (E) (F)	$2.63	$8.43	$0.56	$0.81	$(1.25)

Average shares used for computation of basic earnings (loss) per share	93.6	91.2	89.8	89.3	88.7

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations (A) (B) (C) (F)	$2.05	$8.07	$1.35	$0.76	$(0.90)
Discontinued operations:
Net earnings (loss) from discontinued operations, net of tax (D) (E)	0.53	0.13	(0.81)	0.02	(0.35)
Net earnings (loss) (A) (B) (C) (D) (E) (F)	$2.58	$8.20	$0.54	$0.78	$(1.25)

Average shares used for computation of diluted earnings (loss) per share	95.1	93.8	92.4	92.2	88.7

(A)	2014 results include $27.9 million of pension settlement charges related to lump sum payouts as discussed in Note 17 – Postretirement Benefits in the Notes to Consolidated Financial Statements.

(B)
2014 results include $4.2 million of pretax restructuring, exit and impairment charges. 2013 results include $16.5 million of pretax restructuring, exit and impairment charges. 2012 results include $25.4 million of pretax restructuring, exit and impairment charges. 2011 results include $19.8 million of pretax restructuring, exit and impairment charges. 2010 results include $53.4 million of pretax restructuring, exit and impairment charges.

(C)	2014 results include a $20.2 million charge related to the impairment of a marine equity method investment as discussed in Note 9 – Investments in the Notes to Consolidated Financial Statements.

(D)
Net earnings (loss) from discontinued operations, net of tax in 2014 includes a Gain on disposal of discontinued operations, net of tax of $52.6 million (a pre-tax gain of $65.6 million and a net tax provision of $13.0 million). Net earnings (loss) from discontinued

operations in 2013 includes a Gain on disposal of discontinued operations, net of tax of $1.6 million (a pre-tax loss of $1.4 million and a net tax benefit of $3.0 million). Net earnings (loss) from discontinued operations in 2012 includes an impairment charge on assets held for sale, net of tax of $53.2 million ($52.7 million pre-tax). See Note 2 – Discontinued Operations in the Notes to Consolidated Financial Statements for further discussion.

(E)
Net earnings (loss) from discontinued operations includes restructuring, exit and impairment charges, net of tax of $4.9 million, $14.9 million, $2.9 million and $8.9 million in 2013, 2012, 2011 and 2010, respectively.

(F)	Net earnings (loss) from continuing operations includes an income tax benefit of $599.5 million from the reversal of deferred tax valuation allowance reserves in 2013.

(in millions, except per share and other data)	2014	2013	2012	2011	2010
Balance sheet data
Total assets of continuing operations	$3,091.8	$2,674.7	$2,181.9	$2,178.8	$2,358.9
Debt
Short-term	$5.5	$6.4	$8.2	$2.4	$2.2
Long-term	450.2	453.4	563.6	690.4	828.4
Total debt	455.7	459.8	571.8	692.8	830.6
Common shareholders' equity (A)	1,171.5	1,038.4	77.7	30.9	70.4
Total capitalization	$1,627.2	$1,498.2	$649.5	$723.7	$901.0

Cash flow data
Net cash provided by operating activities of continuing operations	$235.3	$168.0	$144.6	$93.9	$149.0
Depreciation and amortization	81.2	71.4	72.9	81.2	103.3
Capital expenditures	124.8	126.5	97.9	77.3	48.8
Investments	0.2	(1.5)	1.7	(0.9)	(7.2)
Cash dividends paid	41.7	9.1	4.5	4.5	4.4

Other data
Dividends declared per share	$0.45	$0.10	$0.05	$0.05	$0.05
Book value per share (A)	12.52	11.39	0.87	0.35	0.79
Return on beginning shareholders' equity (A)	23.7%	NM	161.8%	102.1%	(52.6)%
Effective tax rate from continuing operations	32.3%	NM	20.1%	20.5%	(44.2)%
Debt-to-capitalization rate (A)	28.0%	30.7%	88.0%	95.7%	92.2%
Number of employees	12,165	15,701	16,177	15,356	15,290
Number of shareholders of record	9,488	10,243	10,900	11,550	12,134
Common stock price (NYSE)
High	$51.94	$46.48	$29.09	$26.93	$22.62
Low	38.95	30.42	18.49	13.46	10.34
Close (last trading day)	51.26	46.06	29.09	18.06	18.74

NM = Not meaningful

(A)	The Company recorded an income tax benefit of $599.5 million for the year ending December 31, 2013, from the reversal of deferred tax valuation allowance reserves.

The Notes to Consolidated Financial Statements should be read in conjunction with the above summary.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in Management’s Discussion and Analysis are based on non-GAAP financial measures.  Specifically, the discussion of the Company’s cash flows includes an analysis of free cash flows and total liquidity, and the discussion of the Company's earnings includes a presentation of operating earnings excluding pension settlement charges related to lump sum payouts and restructuring, exit and impairment charges and diluted earnings per common share, as adjusted.  GAAP refers to generally accepted accounting principles in the United States.  A “non-GAAP financial measure” is a numerical measure of a registrant’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the consolidated statements of operations, balance sheets or statements of cash flows of the issuer; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented.  Non-GAAP financial measures do not include operating and statistical measures.

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

Overview and Outlook

Discontinued Operations

On July 17, 2014, the Company entered into an agreement to sell its retail bowling business to AMF Bowling Centers, Inc. In connection with its decision to sell its bowling centers, the Company also announced its intention to divest its bowling products business. On September 18, 2014, the Company completed the sale of its retail bowling business to AMF Bowling Centers, Inc. as well as, in separate transactions, completed the sale of two retail bowling centers in California. On December 31, 2012, the Board of Directors authorized the Company to exit its Hatteras and Cabo boat businesses, with the sale of these businesses completed in August 2013. In this Annual Report on Form 10-K, the businesses referred to above are being reported as discontinued operations. The Billiards business, which was previously reported in the former Bowling & Billiards segment, remains part of the Company and is being reported in the Fitness segment for all periods presented. The Company's results for all periods presented, as discussed in Management's Discussion and Analysis, reflect continuing operations only, unless otherwise noted.

General
The Company's results in 2014 represent the fifth consecutive year of strong improvements in operating performance. The Company looked to achieve the following financial objectives in 2014:

•	Deliver revenue growth;

•	Experience increases in earnings before income taxes, as well as solid improvements in gross margins; and

•	Continue to generate strong free cash flow and execute against the Company's capital strategy.

Achievements against the Company's financial objectives in 2014 were as follows:

Deliver revenue growth:

•
Ended the year with a 7 percent increase in net sales when compared with 2013, despite comparatively harsher weather conditions in many North American markets in the first quarter of 2014, due to the following:

•	Favorable demand environment in outboard boat and engine markets with increases in outboard engine sales, driven by favorable retail demand trends and successful new product introductions;

•	Increased sales in the marine service, parts and accessories businesses reflecting benefits from recent acquisitions, successful new product launches and market share gains;

•
Several successful new product introductions in the Marine Engine and Boat segments and a favorable shift in mix across most of the Boat segment's boat lines, including the introduction of new larger, higher priced products, which resulted in higher average selling prices;

•
Fitness segment net sales benefited from successful introductions of new products across all regions as well as growth in the U.S. to health clubs, hospitality, education and local and federal government customers;

•	International sales for the Company increased 4 percent in 2014 when compared with 2013, primarily due to increased sales in European markets; and

•	Continuing unfavorable global retail demand trends in certain marine markets.

Experience increases in earnings before income taxes, as well as solid improvements in gross margins:

•	Reported earnings before income taxes of $287.9 million in 2014 compared with earnings before income taxes of $208.9 million in 2013 and $156.0 million in 2012;

•
Improved gross margins of 60 basis points in 2014 when compared with 2013, driven by volume leverage, favorable warranty comparisons and successful new product introductions, partially offset by increasing costs associated with new product integrations, capacity expansions and production ramp-ups; and

•
Increased investment spending to support strategic initiatives was more than offset by lower losses on early extinguishment of debt, restructuring, exit and impairment charges and a reduction in net interest expense.

Continue to generate strong free cash flow and execute against the Company's capital strategy:

•	Generated strong free cash flow of $116.3 million in 2014, which is approximately twice the amount generated in 2013, enabling the Company to execute its capital strategy as follows:

•	Funded future investments in growth:

•
Organically through capital expenditures, which included tooling costs for the production of new products and spending for plant capacity expansions, growth initiatives and profit-maintaining investments; research and development; and increased operating expenses; and

•	Through acquisition opportunities such as the $41.5 million paid for marine parts and accessories acquisitions during 2014;

•	Contributed $73.8 million to the Company's defined benefit pension plans, which included an amount made in connection with lump sum payouts to certain pension plan participants in 2014; and

•
Enhanced shareholder returns by repurchasing $20.0 million of common stock under the Company’s share repurchase program in 2014 and increased cash dividends paid to shareholders in 2014 to $41.7 million.

•
Ended the year with $635.9 million of cash and marketable securities, a net increase of $266.7 million with the primary driver being the proceeds from the divestiture of the Bowling Retail business in 2014.

The Company's net sales increased to $3,838.7 million in 2014 from $3,599.7 million in 2013, due to the factors described above.

Operating earnings during 2014 were $328.5 million, with an operating margin of 8.6 percent. Operating earnings during 2013 were $281.8 million, with an operating margin of 7.8 percent. The 2014 results included $4.2 million of restructuring, exit and impairment charges and a $27.9 million pension settlement charge related to pension lump sum payouts, while the 2013 results included $16.5 million of restructuring, exit and impairment charges. Improved operating earnings during 2014 mainly resulted from increased sales revenues across all segments, operating efficiency improvements and lower restructuring, exit and impairment charges, partially offset by the pension settlement charge and higher funding for strategic growth initiatives.

Net earnings decreased to $194.9 million in 2014 from $756.8 million in 2013. The 2014 results include an income tax provision of $93.0 million, which included a net tax benefit of $6.4 million, primarily associated with the reversal of tax valuation allowance reserves. The 2013 results include a net income tax benefit from continuing operations of $547.9 million, which included a $599.5 million reversal of tax valuation allowance reserves as well as a net charge of $29.0 million primarily resulting from unfavorable valuation allowance adjustments related to stock-based compensation.

Outlook for 2015

The Company expects 2015 to be another year of strong earnings growth with outstanding cash flow generation. The Company is targeting 6 percent to 8 percent sales growth when compared with 2014, which includes benefits from the success of new products and the continuation of growth demonstrated in the U.S. in 2014, partially offset by weakness in certain international markets, as well as the unfavorable impact from foreign exchange. As a result of benefiting from successful new products, the Company expects growth in outboard boat and engine products, as well as in the global service, parts and accessories businesses. The Company also anticipates the continued successful execution of its large fiberglass boat strategy, which is a key part of an increasing number of new products that will be shipped into the market. However, as a result of solid growth in boats below 28 feet expected throughout 2015, increases in average boat sale prices during 2015 will be at a lower rate of growth when compared with 2014. Positive health and fitness trends, combined with continued innovation of new products, have positioned the Company's Fitness segment to drive market share in cardio, strength and group training categories.

The Company expects to have higher earnings before income taxes in 2015 resulting from increased revenue and slight improvements in gross margins levels, which assumes an absence of favorable warranty adjustments achieved in 2014, unfavorable translation impacts from foreign currencies and our ongoing focus on managing cost of goods sold through cost efficiency initiatives. Operating expenses, including research and development expenses, are projected to be higher in 2015 when compared with 2014 as the Company continues to increase investment spending to support strategic objectives, but lower on a percentage of sales basis.

While the Company is planning for improvements in operating margins for the full year, first-half 2015 operating margins are projected to be flat to down compared with the same period in 2014. This reflects foreign exchange headwinds, the absence of 2014 favorable warranty adjustments, and continued increases in investments to support our strategic objectives as the growth rate of these investments is heavily weighted to the first half of 2015. Additional costs and inefficiencies in the first-half of 2015 are expected to continue as the Company opens and expands plant capacity to meet demand, continues to introduce a significant number of new products into production in each of our segments, and ramps-up production as sales continue to experience significant growth. These costs and inefficiencies will abate in the second-half of 2015 and second-half operating margins will improve. The Company remains committed to deploying its resources to address these headwinds through additional manufacturing cost efficiency initiatives.

The Company is also planning for its effective tax rate in 2015 to be 34 percent based on existing tax law, and excludes the potential impact of an extension of the U.S. research and development tax credit.

The discussion above contains the Company's outlook for its business in 2015. This outlook, and the statements contained therein, are based on current expectations, estimates, plans and projections about the Company's business which are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. This outlook and the related forward-looking view of the Company's business speak only as of the date of this filing and the Company does not undertake any obligation to update any forward-looking statements to reflect events or circumstances after the date of this filing.

Restructuring Activities

The restructuring, exit and impairment charges recorded in the Consolidated Statements of Operations during 2014, 2013 and 2012 by reportable segment, are summarized below:

(in millions)	2014	2013	2012
Marine Engine	$—	$—	$4.2
Boat	1.5	15.8	21.3
Fitness	—	—	0.1
Corporate	2.7	0.7	(0.2)
Total	$4.2	$16.5	$25.4

In the second quarter of 2014, certain executive positions were restructured within the Company. The Company does not anticipate incurring any additional restructuring charges in 2015 related to this action and plans to achieve annual savings of approximately $1 million, with the full benefit being realized in 2015. Future cost savings will primarily be reflected in Selling, general and administrative expenses as reported in the Company's Consolidated Statements of Operations.

In the fourth quarter of 2013, the Company made the decision to outsource woodworking operations for its yachts and sport yachts, which resulted in long-lived asset impairment charges. The Company anticipates its Boat segment will achieve annual savings between $1 million and $2 million, with the full benefit being realized in 2015. Future cost savings will primarily be reflected in Cost of sales as reported in the Company's Consolidated Statements of Operations.

The Company announced in the first quarter of 2013 the consolidation of its yacht and motoryacht production at its Palm Coast, Florida manufacturing plant. As a result, the Company suspended manufacturing at its Sykes Creek boat manufacturing facility in Merritt Island, Florida as of the end of June 2013. The Boat segment achieved savings between $3 million and $4 million through 2014. Cost savings are primarily reflected in Cost of sales as reported in the Company's Consolidated Statements of Operations. Due to demand for successful new products, including the large L-Class yachts, the Company is reactivating its Sykes Creek boat manufacturing facility in 2015 to expand production.

In the third quarter of 2012, the Company reached a decision to exit Bayliner cruisers in the U.S. and European markets and to further reduce the Company's manufacturing footprint by closing its Knoxville, Tennessee production facility and consolidating its fiberglass cruiser manufacturing into other boat production facilities. Those actions were initiated in connection with the continued weakness in the fiberglass sterndrive boat market. The Boat segment achieved annual savings of approximately $10 million in 2014. Cost savings are primarily reflected in Cost of sales as reported in the Company's Consolidated Statements of Operations. The Company has experienced a reduction in Net sales due to associated reductions in models and lower production volumes during the transition.

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

During 2012, the Company also disposed of non-strategic assets, consolidated manufacturing operations and reduced the Company's global workforce, which resulted in permanent cost savings, mainly in the Company's Boat and Marine Engine segments. These cost savings have been reflected through a reduction in Cost of sales and Selling, general and administrative expense as reported in the Company's Consolidated Statements of Operations.

See Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details. The Company anticipates it will incur nominal restructuring charges in 2015.

Matters Affecting Comparability

The following events have occurred during 2014, 2013 and 2012, which the Company believes affect the comparability of the results of operations:

Pension settlement charge - lump sum payout. In the fourth quarter of 2014, the Company recognized a $27.9 million charge, related to lump sum pension payments to certain terminated vested U.S. pension plan participants, which is reflected in Pension settlement charge - lump sum payout on the Consolidated Statements of Operations. See Note 17 – Postretirement Benefits in the Notes to Consolidated Financial Statements for further details.

Restructuring, exit and impairment charges.  During 2014, the Company recorded charges of $4.2 million related to these restructuring activities as compared with charges of $16.5 million in 2013 and $25.4 million in 2012. See Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

Impairment of equity method investment. In the fourth quarter of 2014, the Company recorded a $20.2 million impairment charge for an equity method investment in order to reflect the fair value of the Company’s equity method investment in a Finnish boat manufacturer as discussed in Note 9 – Investments in the Notes to Consolidated Financial Statements. The charge is reported as Impairment of equity method investment in the Consolidated Statement of Operations.

Gain on sale of real estate and distribution facility. In the first quarter of 2013, the Company's Marine Engine segment recognized a $5.5 million gain on the sale of real estate in Selling, general and administrative expense on the Consolidated Statements of Operations. There was no comparable gain in the Marine Engine segment in the years ended December 31, 2014 and 2012.

Interest expense and loss on early extinguishment of debt. The Company reported interest expense of $29.8 million, $41.9 million and $66.3 million during 2014, 2013 and 2012, respectively. Interest expense decreases from 2012 through 2014 were primarily the result of lower average outstanding debt levels and interest rates. Improvements in debt levels were primarily the result of debt reduction actions completed during 2013 and 2012.

Additionally, the Company repurchased $0.9 million of debt during 2014, compared with $258.0 million and $124.2 million during 2013 and 2012, respectively. In connection with these retirements, the Company recorded losses on early extinguishment of debt of $0.1 million, $32.8 million and $16.3 million during 2014, 2013 and 2012, respectively. See Note 16 – Debt in the Notes to Consolidated Financial Statements for further details.

Tax items. The Company recognized an income tax provision for the year ended December 31, 2014 of $93.0 million, which included a net benefit of $6.4 million primarily associated with the reversal of tax valuation allowance reserves. The Company recognized a net income tax benefit of $547.9 million during 2013. The Company recorded a $599.5 million reversal of its deferred tax asset valuation allowance reserves in the fourth quarter of 2013 after determining it was more likely than not that certain deferred tax assets would be realized. In addition to the reversal of its deferred tax asset valuation allowance reserves, the 2013 net income tax benefit included a net charge of $29.0 million, which primarily resulted from unfavorable valuation allowance adjustments related to stock-based compensation, partially offset by the reassessment of tax reserves.

The Company recognized an income tax provision of $31.4 million during 2012, which generally related to foreign and state jurisdictions where the Company was in a tax paying position. In addition, the tax provision during 2012 included a net charge of $2.8 million, which included the reassessment of tax reserves and an unfavorable impact related to stock-based compensation, partially offset by the net benefit of the release of valuation allowances primarily for foreign entities that were no longer in a cumulative three-year loss position.

See Note 12 – Income Taxes in Notes to Consolidated Financial Statements for further details.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012:

				2014 vs. 2013 Increase/(Decrease)		2013 vs. 2012 Increase/(Decrease)
(in millions, except per share data)	2014	2013	2012	$	%	$	%
Net sales	$3,838.7	$3,599.7	$3,416.8	$239.0	6.6%	$182.9	5.4%
Gross margin (A)	1,036.8	949.3	876.3	87.5	9.2%	73.0	8.3%
Restructuring, exit and impairment charges	4.2	16.5	25.4	(12.3)	(74.5)%	(8.9)	(35.0)%
Operating earnings(B)	328.5	281.8	237.2	46.7	16.6%	44.6	18.8%
Net earnings from continuing operations(B) (C)	194.9	756.8	124.6	(561.9)	(74.2)%	632.2	NM

Diluted earnings per common share from continuing operations (B) (C)	$2.05	$8.07	$1.35	$(6.02)	(74.6)%	$6.72	NM

Expressed as a percentage of Net sales:
Gross margin	27.0%	26.4%	25.6%		60 bpts		80 bpts
Selling, general and administrative expense	14.5%	14.9%	15.0%		(40) bpts		(10) bpts
Research and development expense	3.1%	3.2%	3.0%		(10) bpts		20 bpts
Operating margin	8.6%	7.8%	6.9%		80 bpts		90 bpts
__________

NM = not meaningful
bpts = basis points

(A)	Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Operations.

(B)	Operating earnings in 2014 include pension settlement charges of $27.9 million related to lump sum pension payouts.

(C)
Net earnings from continuing operations in 2014 includes a $20.2 million charge for an impairment of an equity method investment. Net earnings from continuing operations in 2013 include an income tax benefit of $599.5 million from the reversal of deferred tax valuation allowance reserves as well as a net charge of $29.0 million, which included unfavorable valuation allowance adjustments primarily related to stock-based compensation, partially offset by the reassessment of tax reserves.

2014 vs. 2013

The Company's net sales increased in 2014 when compared to 2013, due to sales increases across all segments. Marine Engine net sales increased due to an increase in outboard engine sales, successful new product introductions, including the new 75, 90 and 115 horsepower FourStroke engines, and higher sales in the marine service, parts and accessories businesses, partially offset by declines in sterndrive engine sales. Boat segment net sales increased due to strong growth in the sales of outboard boats and fiberglass sterndrive and inboard boats. Boat segment sales also benefited from several successful new product introductions which contributed to a favorable shift in mix across most of its boat lines, resulting in higher average selling prices along with growth in wholesale unit shipments. Additionally, the Marine Engine and Boat segment net sales were adversely affected by comparatively harsher weather conditions in many North American markets during the first quarter of 2014 when compared to the same period in 2013. Fitness segment net sales increased reflecting growth in the U.S. to health clubs, hospitality, education and local and federal government customers and benefits from successful new product introductions in all regions. International sales for the Company increased 4 percent in 2014 when compared with 2013, primarily due to sales increases in European markets, partially offset by sales declines in Canadian and Latin American markets.

The increase in gross margin percentage in 2014 compared with 2013 reflects net benefits from increased sales, favorable warranty adjustments due to improved claims experience and new products, partially offset by costs associated with new product introductions, capacity expansion and production ramp-ups.

Selling, general and administrative expense decreased as a percentage of net sales during 2014 when compared with 2013 due to higher sales including the impact of the Company continuing to increase investments in strategic initiatives, the absence of a $5.5 million gain on the sale of real estate in the Marine Engine segment in the first quarter of 2013, and the absence of favorable insurance settlements received in the Marine Engine segment in the second quarter of 2013.

Research and development expense increased $4.8 million, or 4 percent, in 2014 when compared with 2013 as the Company increased investment spending to support long-term growth initiatives.

In 2014, the Company recorded a $27.9 million charge related to lump sum pension payments as discussed in Note 17 – Postretirement Benefits in the Notes to Consolidated Financial Statements for further details.

During 2014, the Company recorded restructuring charges of $4.2 million compared with $16.5 million in 2013.  See Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

In 2014, the Company recorded a $20.2 million impairment charge for an equity method investment as discussed in Note 9 – Investments in the Notes to Consolidated Financial Statements.

The Company recognized equity earnings of $1.8 million and equity losses of $2.1 million in 2014 and 2013, respectively, which were mainly related to the Company's marine joint ventures. The Company recognized $6.5 million and $2.4 million in 2014 and 2013, respectively, in Other income, net. In 2014, Other income, net includes the amortization of deferred income related to a trademark licensing agreement with AMF Bowling Centers, Inc as discussed in Note 2 – Discontinued Operations.

Interest expense decreased $12.1 million in 2014 compared with 2013, as a result of lower average outstanding debt levels at a lower average interest rate when compared with 2013.

The Company repurchased $0.9 million of debt during 2014 and recorded losses on early extinguishment of debt of $0.1 million. The Company repurchased $258.0 million of debt during 2013 and recorded losses on early extinguishment of debt of $32.8 million.

The Company recognized an income tax provision of $93.0 million for 2014, which included a net tax benefit of $6.4 million, primarily associated with the reversal of tax valuation allowance reserves. The Company recognized an income tax benefit of $547.9 million in 2013, which included a $599.5 million benefit for the release of deferred tax asset valuation allowance reserves and a net charge of $29.0 million primarily resulting from unfavorable valuation allowance adjustments related to stock-based compensation, partially offset by the reassessment of tax reserves. The effective tax rate, which is calculated as the income tax benefit or provision as a percentage of pre-tax income, was 32.3 percent for 2014, while the effective tax rate for 2013 was not meaningful due to the factors discussed above. See Note 12 – Income Taxes in the Notes to Consolidated Financial Statements for further details.

Operating earnings increased in 2014 when compared with 2013, while Net earnings from continuing operations and Diluted earnings per common share from continuing operations decreased in 2014 from 2013 primarily due to the factors discussed in the preceding paragraphs.

Diluted earnings from continuing operations per common share, as adjusted – defined as Diluted earnings from continuing operations per common share, excluding the earnings or loss per share impact for Pension settlement charge - lump sum payout, Restructuring, exit and impairment charges from continuing operations, Impairment of equity method investment, Loss on early extinguishment of debt, reversal of deferred tax valuation allowance reserves and special tax items – decreased by $0.05 per share, or 2 percent, to $2.42 per share for 2014 when compared with $2.47 per share for 2013. For 2014, Pension settlement charge related to lump sum payouts was $0.19 per share, Restructuring, exit and impairment charges from continuing operations were $0.04 per share, Impairment charge for an equity investment was $0.21 per share and special tax items were a net benefit of $0.07 per share. In 2013, Restructuring, exit and impairment charges from continuing operations were $0.16 per share, Loss on early extinguishment of debt was $0.32 per share, reversal of deferred tax valuation allowance reserves was a benefit of $6.39 per share and special tax items were a net provision of $0.31 per share.

The Company completed the sale of its retail bowling business in the third quarter of 2014 and recorded an after-tax gain of $52.6 million. The Company completed the sale of its Hatteras and Cabo boat brands during the third quarter of 2013 and recorded an after-tax gain of $1.6 million. In 2014, sales from discontinued operations were $236.0 million, pre-tax earnings from discontinued operations were $61.8 million and the income tax provision from discontinued operations was $11.0 million. In 2013, sales from discontinued operations were $310.8 million, pre-tax earnings from discontinued operations were $12.3 million and the income tax benefit from discontinued operations was $0.1 million.

2013 vs. 2012

The Company's net sales increased in 2013 when compared with 2012 due to increases in all of the Company's segments. The increase in Marine Engine net sales reflected solid increases in outboard engine products sales due to the favorable demand environment in the aluminum and fiberglass outboard boat markets and gains in the marine service, parts and accessories businesses, partially offset by lower sterndrive engine sales. Boat segment net sales increased mainly due to higher sales volumes of aluminum and fiberglass outboard boats, partially offset by wholesale shipment declines in fiberglass sterndrive boats. Fitness segment net sales increased reflecting strong gains in international markets, growth in sales to U.S. health club and hospitality customers as well as benefits from new product introductions. International sales for the Company increased 3 percent in 2013 when compared with 2012, primarily due to increased demand for certain Fitness and Marine Engine segment products in Europe along with increased sales to Latin America for the Boat and Fitness segments.

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

Research and development expense increased $13.8 million, or 14 percent, in 2013 when compared with 2012 as the Company increased investment spending to support long-term growth initiatives.

During 2013, the Company recorded restructuring charges of $16.5 million compared with $25.4 million in 2012.  See Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

The Company recognized equity losses of $2.1 million and $3.7 million in 2013 and 2012, respectively, which were related to the Company's marine joint ventures.

Interest expense decreased $24.4 million in 2013 compared with 2012, as a result of lower average outstanding debt levels at a lower average interest rate when compared with 2012.  Interest income decreased in 2013 compared with 2012 primarily due to lower average levels of marketable securities during the comparable periods.

The Company repurchased $258.0 million of debt during 2013 and recorded losses on early extinguishment of debt of $32.8 million. The Company repurchased $124.2 million of debt during 2012 and recorded losses on early extinguishment of debt of $16.3 million.

The Company recognized an income tax benefit for 2013 of $547.9 million, which included a $599.5 million benefit for the release of deferred tax asset valuation allowance reserves and a net charge of $29.0 million primarily resulting from unfavorable valuation allowance adjustments related to stock-based compensation, partially offset by the reassessment of tax reserves. Refer to Note 12 – Income Taxes for additional information. The Company recognized an income tax provision of $31.4 million for 2012, which included a net tax charge of $2.8 million. The net tax charge included the reassessment of tax reserves and an unfavorable impact related to stock-based compensation, partially offset by the net benefit of the release of valuation allowances for entities that were no longer in a cumulative three-year loss position.  The effective tax rate for 2013 was not meaningful. The effective tax rate for 2012 was 20.1 percent.

Operating earnings, Net earnings from continuing operations and Diluted earnings per common share from continuing operations increased in 2013 when compared with 2012 primarily due to the factors discussed in the preceding paragraphs.

Diluted earnings from continuing operations per common share, as adjusted – defined as Diluted earnings from continuing operations per common share, excluding the earnings or loss per share impact for Restructuring, exit and impairment charges from continuing operations, Loss on early extinguishment of debt, reversal of deferred tax valuation allowance reserves and special tax items – increased by $0.64 per share, or 35 percent, to $2.47 per share for 2013 when compared with $1.83 per share for 2012. For 2013, Restructuring, exit and impairment charges from continuing operations were $0.16 per share, Loss on early extinguishment of debt was $0.32 per share, reversal of deferred tax valuation allowance reserves was a benefit of $6.39 per share and special tax items were a net provision of $0.31 per share. In 2012, Restructuring, exit and impairment charges from continuing operations were $0.27 per share, Loss on early extinguishment of debt was $0.18 per share and special tax items were a net provision of $0.03 per share.

The Company completed the sale of its Hatteras and Cabo boat brands during the third quarter of 2013 and recorded an after-tax gain of $1.6 million. In 2013, sales from discontinued operations were $310.8 million, pre-tax earnings from discontinued operations were $12.3 million and the income tax benefit from discontinued operations was $0.1 million. In 2012, sales from discontinued operations were $357.0 million, pre-tax loss from discontinued operations was $71.7 million, which was largely attributable to the $52.7 million impairment charge on assets held for sale and restructuring and long-lived asset impairment charges and the income tax provision from discontinued operations was $2.9 million.

Segments

The Company operates in three operating and reportable segments: Marine Engine, Boat and Fitness. Refer to Note 6 – Segment Information in the Notes to Consolidated Financial Statements for details on the operations of these segments.

As discussed in Note 2 – Discontinued Operations, during the third quarter of 2014, the Company began reporting its retail bowling and bowling products businesses as discontinued operations. These businesses were previously reported in the former Bowling & Billiards segment. Additionally, the results of the billiards business are being reported in the Company's Fitness segment for all periods presented. During the fourth quarter of 2012, Brunswick began reporting its Hatteras and Cabo boat businesses as discontinued operations. These businesses were previously reported in the Boat segment. Segment results have been restated for all periods presented to reflect these changes in Brunswick's reported segments.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the years ended December 31, 2014, 2013 and 2012:

				2014 vs. 2013 Increase/(Decrease)		2013 vs. 2012 Increase/(Decrease)
(in millions)	2014	2013	2012	$	%	$	%
Net sales	$2,189.4	$2,088.1	$1,988.5	$101.3	4.9%	$99.6	5.0%
Restructuring, exit and impairment charges	—	—	4.2	—	NM	(4.2)	NM
Operating earnings	309.1	284.2	243.8	24.9	8.8%	40.4	16.6%
Operating margin	14.1%	13.6%	12.3%		50 bpts		130 bpts
Capital expenditures	$57.9	$77.0	$56.6	$(19.1)	(24.8)%	$20.4	36.0%
__________

NM = not meaningful
bpts = basis points

2014 vs. 2013

Net sales for the Marine Engine segment increased in 2014 when compared with 2013. The increase was mainly due to an increase in outboard engine sales, driven by favorable retail demand trends and successful new product introductions, including the new 75, 90 and 115 horsepower FourStroke engines, and higher sales in the marine service, parts and accessories businesses, which benefited from recent acquisitions, new product launches and market share gains. The acquisitions of Whale and Bell, as discussed in Note 4 – Acquisitions in the Notes to Consolidated Financial Statements, accounted for approximately one percentage point of the Marine Engine segment's overall revenue growth rate in 2014. Diesel engine sales increased modestly in 2014. Partially offsetting these factors was a decline in sterndrive engine sales, reflecting continuing unfavorable global retail demand trends. In addition, overall sales in the first quarter of 2014 were adversely affected by comparatively harsher weather conditions in many North American markets. International sales increased in 2014 when compared with the prior year period and remained at 35 percent of the segment's sales during 2014. Sales increases in European and Canadian markets were partially offset by sales decreases in Latin American markets.

Marine Engine segment operating earnings improved in 2014 as a result of an increase in net sales, recently launched outboard products and continued favorable warranty experience. Partially offsetting these factors was the increased investments in growth initiatives, the absence of a $5.5 million gain on the sale of real estate from the first quarter of 2013 and the absence of favorable insurance settlements received in the second quarter of 2013.

Capital expenditures in 2014 and 2013 were related to tooling costs for the production of new models, plant capacity expansion activities in Fond du Lac, Wisconsin, and profit-maintaining investments.

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

Boat Segment

The following table sets forth Boat segment results for the years ended December 31, 2014, 2013 and 2012:

				2014 vs. 2013 Increase/(Decrease)		2013 vs. 2012 Increase/(Decrease)
(in millions)	2014	2013	2012	$	%	$	%
Net sales	$1,135.8	$1,032.0	$1,002.6	$103.8	10.1%	$29.4	2.9%
Restructuring, exit and impairment charges	1.5	15.8	21.3	(14.3)	(90.5)%	(5.5)	(25.8)%
Operating earnings (loss)	17.2	(21.8)	(28.5)	39.0	NM	6.7	23.5%
Operating margin	1.5%	(2.1)%	(2.8)%		360 bpts		70 bpts
Capital expenditures	$46.6	$39.7	$33.4	$6.9	17.4%	$6.3	18.9%
__________

NM = not meaningful
bpts = basis points

2014 vs. 2013

Boat segment net sales increased in 2014 versus 2013, reflecting strong growth in the sales of outboard boats as well as fiberglass sterndrive and inboard boats. Segment sales also benefited from several successful new product introductions and a favorable shift in mix across most of its boat lines, including the introduction of new larger, higher priced products, which resulted in higher average selling prices along with growth in wholesale unit shipments. Comparatively harsher weather conditions in many North American markets adversely affected wholesale unit shipments in the first quarter of 2014 when compared to the same period in 2013. International sales were 33 percent of the segment’s sales during 2014, and increased due to higher sales into European markets, mostly offset by sales declines in Canadian and Latin American markets.

The net restructuring, exit and impairment charges recognized during 2014 were mainly related to actions associated with the Company's decision to outsource woodworking operations for its yachts and sport yachts and the consolidation of the Company's yacht and motoryacht manufacturing footprint, partially offset by a gain on disposal of the Company's Riverview plant in Knoxville, Tennessee. The restructuring, exit and impairment charges recognized during 2013 were mainly related to actions associated with consolidation of the Company's yacht and motoryacht manufacturing footprint, activities resulting from the consolidation of the Company's fiberglass cruiser manufacturing and the Company's decision to outsource woodworking operations for its yachts and sport yachts. See Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

The Boat segment reported operating earnings in 2014 compared with an operating loss in 2013 due to higher net sales, which included the benefit from several successful new product introductions as described above, and lower restructuring, exit and impairment charges. Partially offsetting these factors were increased costs associated with new product integrations, capacity expansions, production ramp-up and increased investment spending related to the introduction of new boat models.

Capital expenditures in 2014 and 2013 were related to tooling costs for the production of new models, plant capacity expansion activities, growth initiatives and profit-maintaining investments.

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

The restructuring, exit and impairment charges recognized during 2013 were mainly related to: the consolidation of Company's yacht and motoryacht manufacturing footprint; the consolidation of the Company's fiberglass cruiser manufacturing; and the Company's decision to outsource woodworking operations for its yachts and sport yachts. The restructuring, exit and impairment charges recognized during 2012 were associated with the Company's decisions to exit Bayliner cruisers in the U.S. and European markets, consolidate cruiser manufacturing and close its Knoxville, Tennessee production facility. Impairment charges were also recorded for certain European and Asia-Pacific boat brands. See Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

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

Fitness Segment

The following table sets forth Fitness segment results for the years ended December 31, 2014, 2013 and 2012:

				2014 vs. 2013 Increase/(Decrease)		2013 vs. 2012 Increase/(Decrease)
(in millions)	2014	2013	2012	$	%	$	%
Net sales	$769.3	$716.0	$657.4	$53.3	7.4%	$58.6	8.9%
Restructuring, exit and impairment charges	—	—	0.1	—	NM	(0.1)	NM
Operating earnings	115.3	108.1	104.7	7.2	6.7%	3.4	3.2%
Operating margin	15.0%	15.1%	15.9%		(10) bpts		(80) bpts
Capital expenditures	$19.6	$8.4	$7.6	$11.2	NM	$0.8	10.5%
__________

NM = not meaningful
bpts = basis points

2014 vs. 2013

Fitness segment net sales increased in 2014 when compared with 2013, reflecting growth in the U.S. to health clubs, hospitality, education and local and federal government customers, as well as sales growth in international markets, especially in the Latin American and Middle East and African markets. International sales were 49 percent of the segment’s sales during 2014. Net sales in all regions benefited from successful new product introductions.

Fitness segment operating earnings increased in 2014 when compared with 2013 as a result of higher sales and favorable warranty expense comparisons, partially offset by continued increases in investments for growth initiatives and the absence of a favorable insurance settlement received in the first quarter of 2013.

Capital expenditures in 2014 and 2013 related to capital for the production of new products, growth initiatives and profit-maintaining investments. Capital expenditures in 2014 also include spending on plant capacity expansion in Hungary.

2013 vs. 2012

Fitness segment net sales increased in 2013 when compared with 2012, reflecting strong gains in international markets and growth in sales to U.S. health club and hospitality customers with all markets benefitting from new product introductions. European markets grew in 2013 as a result of distribution enhancements and improved market conditions. Partially offsetting these gains was a decrease in sales to local and federal government customers. International sales were 50 percent of the segment’s sales in 2013 and increased mainly due to higher sales to European, Latin American and Asia-Pacific markets.

Fitness segment operating earnings increased in 2013 primarily as a result of higher sales and a favorable insurance settlement received in the first quarter of 2013, partially offset by investment spending on growth initiatives and a reduced gross margin percentage.

Capital expenditures in 2013 and 2012 were related to growth initiatives and profit-maintaining investments.

Corporate/Other

The following table sets forth Corporate/Other results for the years ended December 31, 2014, 2013 and 2012:

				2014 vs. 2013 Increase/(Decrease)		2013 vs. 2012 Increase/(Decrease)
(in millions)	2014	2013	2012	$	%	$	%
Restructuring, exit and impairment charges (gains)	$2.7	$0.7	$(0.2)	2.0	NM	0.9	NM
Operating loss	(70.4)	(70.0)	(58.7)	0.4	0.6%	11.3	19.3%
__________

NM = not meaningful

The restructuring, exit and impairment charges recorded in 2014 and 2013 related to severance actions. The restructuring, exit and impairment gains recognized during 2012 related to disposals of non-strategic assets. See Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

Corporate operating expenses increased in 2014 compared with 2013 and included higher restructuring charges mainly offset by a reduction in project spending and the absence of losses associated with various legal matters that were recorded in 2013.

Corporate operating expenses increased in 2013 when compared to 2012 mainly due to spending associated with the Company's strategic growth initiatives, higher variable compensation expenses resulting from mark-to-market adjustments on certain equity-based awards, increases in reserves for various legal matters and higher restructuring charges.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the years ended December 31, 2014, 2013 and 2012:

(in millions)	2014	2013	2012
Net cash provided by operating activities of continuing operations	$235.3	$168.0	$144.6
Net cash provided by (used for):
Capital expenditures	(124.8)	(126.5)	(97.9)
Proceeds from the sale of property, plant and equipment	5.8	16.9	18.5
Other, net	—	—	3.0
Total free cash flow from continuing operations*	$116.3	$58.4	$68.2
__________

*The Company defines “Free cash flow from continuing operations” as cash flow from operating and investing activities of continuing operations (excluding cash provided by or used for acquisitions and investments, transfers to/reductions in restricted cash and purchases or sales/maturities of marketable securities).  Free cash flow from continuing operations is not intended as an alternative measure of cash flow from operations, as determined in accordance with generally accepted accounting principles (GAAP) in the United States.  The Company uses this financial measure, both in presenting its results to shareholders and the investment community and in its internal evaluation and management of its businesses.  Management believes that this financial measure and the information it provides are useful to investors because it permits investors to view Brunswick’s performance using the same tool that management uses to gauge progress in achieving its goals.  Management believes that the non-GAAP financial measure “Free cash flow from continuing operations” is also useful to investors because it is an indication of cash flow that may be available to fund investments in future growth initiatives and future debt retirements.

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

2014 Cash Flow

In 2014, net cash provided by operating activities of continuing operations totaled $235.3 million. The primary driver of the cash provided by operating activities was net earnings adjusted for non-cash expenses, including depreciation and amortization and the impairment of an equity method investment. An increase in working capital, excluding the impact of acquisitions, had a negative effect on net cash provided by operating activities.  Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Consolidated Balance Sheets.  Net inventories increased $57.1 million due to increases in production and finished goods to support successful new product introductions and to meet seasonal requirements in advance of the 2015 marine selling season. Accounts and notes receivable increased $24.0 million, primarily driven by higher fourth quarter sales across all segments. Partially offsetting these items was an increase in Accounts payable of $13.0 million, which was a result of increased production. Pension contributions of $73.8 million during 2014 had a negative effect on net cash provided by operating activities as the Company increased its contribution in order to fund the lump sum payouts to certain participants as discussed in Note 17 – Postretirement Benefits. The Company also paid taxes of $45.5 million during 2014.

Net cash used for investing activities of continuing operations during 2014 totaled $239.9 million, which included capital expenditures of $124.8 million. The Company's capital spending is focused on new product introductions and growth initiatives, capacity expansion projects in all segments, and high priority, profit-maintaining capital and investments targeting operating cost reductions. The Company also had net purchases of marketable securities of $70.5 million in 2014. See Note 9 – Investments in the Notes to Consolidated Financial Statements for further details on the Company's investments. Cash paid for the acquisitions of Whale and Bell, net of cash acquired, totaled $41.5 million in 2014. See Note 4 – Acquisitions in the Notes to Consolidated Financial Statements for further details on the Company's acquisitions. The Company also transferred $9.1 million to restricted cash in 2014 as discussed in Note 13 – Commitments and Contingencies in the Notes to Consolidated Financial Statements. Partially offsetting these items were $5.8 million in proceeds from the sale of property, plant and equipment in the normal course of business mainly in our Boat segment.

Cash flows used for financing activities of continuing operations were $60.7 million during 2014. The cash outflow was primarily the result of cash dividends paid to common shareholders and common stock repurchases, which began in the fourth quarter of 2014. Partially offsetting these items were excess tax benefits from share-based compensation activity, which resulted primarily from the exercise of stock appreciation rights and stock options. Excess tax benefits are netted out of cash provided by operating activities and are reflected as a cash inflow from financing activities in the Consolidated Statements of Cash Flows. In 2014, excess tax benefits did not significantly benefit the amount of taxes paid by the Company because of its tax position. Consequently, cash flows from operating activities and free cash flow were negatively affected by excess tax benefits. See Note 18 – Stock Plans and Management Compensation in the Notes to Consolidated Financial Statements for further discussion.

2013 Cash Flow

In 2013, net cash provided by operating activities of continuing operations totaled $168.0 million. The primary driver of the cash provided by operating activities was earnings adjusted for non-cash items, including the reversal of deferred tax valuation allowance reserves, depreciation and amortization and debt extinguishment losses. Net cash provided by operating activities also included unfavorable changes in working capital.  Inventory increased $22.1 million driven primarily by the Company's Marine Engine segment in response to strong market demand for outboard products, to meet seasonal requirements in advance of the 2014 marine selling season and to support new product introductions. Accounts payable decreased $16.2 million during 2013 due to timing of payments. The increase in Accounts and notes receivable of $14.5 million during 2013 was driven primarily by higher fourth quarter sales across the Company's Marine Engine and Fitness segments when compared with 2012, partially offset by the improved timing of customer payments.

Net cash provided by investing activities of continuing operations during 2013 totaled $26.4 million, which included net proceeds from marketable securities of $131.0 million that were partially used to retire the Company's Senior notes due in 2016 during the second quarter as discussed below and to satisfy working capital requirements. See Note 9 – Investments in the Notes to Consolidated Financial Statements for further discussion of the Company's marketable securities.  The Company also received $16.9 million in proceeds from the sale of property, plant and equipment in the normal course of business mainly in our Boat and Marine Engine segments. Investing activities during 2013 also included an inflow of $6.5 million resulting from a reduction in the restricted cash required to collateralize a portion of the Company's workers' compensation related obligations. See Note 13 – Commitments and Contingencies in Notes to Consolidated Financial Statements for further discussion. Partially offsetting these items was $126.5 million of capital expenditures in 2013.  The Company's capital spending is focused on new product introductions and strategic initiatives, the Marine Engine segment's capacity expansion in Fond du Lac, Wisconsin, a new pontoon boat manufacturing facility, other high priority, profit-maintaining capital and investments targeting operating cost reductions.

Cash flows used for financing activities of continuing operations were $116.5 million during 2013. The cash outflow was mainly the result of repurchasing the remaining $249.8 million of the Company's Senior notes due in 2016 and paying a $24.2 million premium above par as well as paying dividends, partially offset by net proceeds received from issuing $150.0 million of new debt due in 2021 and paying $3.4 million in related debt issuance costs. See Note 16 – Debt in the Notes to Consolidated Financial Statements for further discussion. In addition, the Company reported excess tax benefits from share-based compensation activity of $37.2 million in 2013, which resulted primarily from the exercise of stock appreciation rights and stock options. In 2013, excess tax benefits did not significantly benefit the amount of taxes paid by the Company because of its tax position. Consequently, cash flows from operating activities and free cash flow were negatively affected by excess tax benefits. See Note 18 – Stock Plans and Management Compensation in the Notes to Consolidated Financial Statements for further discussion.

2012 Cash Flow

In 2012, net cash provided by operating activities of continuing operations totaled $144.6 million. The primary driver of the cash provided by operating activities was earnings adjusted for non-cash expenses. Net cash provided by operating activities also included unfavorable changes in working capital.  Inventory increased $71.8 million as a result of decisions to increase inventories in the Company's engine and outboard boat businesses in response to strong market demand and to meet seasonal requirements in advance of the 2013 marine selling season. The decrease in Accrued expenses of $40.0 million during 2012 included the payments of the variable compensation earned in 2011, which had been accrued as of December 31, 2011. The increase in Accounts and notes receivable of $18.1 million during 2012 was driven primarily by higher fourth quarter sales across all of the Company's segments when compared with 2011, partially offset by the improved timing of customer payments. Partially offsetting these items was an increase in Accounts payable of $55.9 million, which was a result of increased production in the Company's segments.

Net cash used for investing activities of continuing operations in 2012 totaled $45.9 million, which included capital expenditures of $97.9 million.  The Company's capital spending was focused on growth initiatives and new product introductions, as well as high priority, profit-maintaining capital and investments required to reduce operating costs. Partially offsetting the use of cash for investing activities was net proceeds from marketable securities of $21.8 million. The Company also received $18.5 million in proceeds from the sale of idle property, plant and equipment in its Boat and Marine Engine segments. Investing activities during 2012 also included an inflow of $7.0 million resulting from a reduction in the restricted cash required to collateralize a portion of the Company's workers' compensation related obligations.

Cash flow used for financing activities of continuing operations was $148.5 million in 2012. The cash outflow was primarily the result of long-term debt retirements, dividends paid to common shareholders and net withholdings from stock compensation activity, partially offset by excess tax benefits from share-based compensation as discussed above.

Liquidity and Capital Resources

The Company views its highly liquid assets as of December 31, 2014 and 2013 as:

(in millions)	2014	2013
Cash and cash equivalents	$552.7	$356.5
Short-term investments in marketable securities	83.2	12.7
Total cash, cash equivalents and marketable securities	$635.9	$369.2

The following table sets forth an analysis of Total liquidity as of December 31, 2014 and 2013:

(in millions)	2014	2013
Cash, cash equivalents and marketable securities	$635.9	$369.2
Amounts available under lending facilities(A)	294.1	277.9
Total liquidity (B)	$930.0	$647.1

(A) In June 2014, the Company amended and restated its secured, asset-based borrowing facility it entered into during March 2011 and converted it into a secured facility. Under the terms of the agreement, the security was released as of December 26, 2014. Amounts available for borrowing as of December 31, 2013 are amounts that were available under its asset-based borrowing facility. See discussion in Note 16 – Debt in the Notes to Consolidated Financial Statements.

(B) The Company defines Total liquidity as Cash and cash equivalents and Short-term investments in marketable securities as presented in the Consolidated Balance Sheets, plus amounts available for borrowing under its lending facilities.  Total liquidity is not intended as an alternative measure to Cash and cash equivalents and Short-term investments in marketable securities as determined in accordance with GAAP in the United States.  The Company uses this financial measure, both in presenting its results to shareholders and the investment community and in its internal evaluation and management of its businesses.  Management believes that this financial measure and the information it provides are useful to investors because it permits investors to view the Company’s performance using the same metric that management uses to gauge progress in achieving its goals. Management believes that the non-GAAP financial measure “Total liquidity” is also useful to investors because it is an indication of the Company’s available highly liquid assets and immediate sources of financing.

Cash, cash equivalents and marketable securities totaled $635.9 million as of December 31, 2014, an increase of $266.7 million from $369.2 million as of December 31, 2013. Total debt as of December 31, 2014 and December 31, 2013 was $455.7 million and $459.8 million, respectively.  The Company's debt-to-capitalization ratio improved to 28.0 percent as of December 31, 2014, from 30.7 percent as of December 31, 2013.

In June 2014, the Company amended and restated the five-year $300.0 million secured, asset-based borrowing facility it entered into during March 2011 and converted it into a five-year $300.0 million secured facility (Facility) which is in effect through 2019. Under the terms of the agreement, the security was released as of December 26, 2014. As of December 31, 2014, available borrowing capacity totaled $294.1 million, net of $5.9 million of letters of credit outstanding under the Facility.  The Company has the ability to issue up to $100.0 million in letters of credit under the Facility.  The Company had no borrowings under the Facility during the year ended December 31, 2014.  The Company initially paid a facility fee of 25.0 basis points per annum, however in August 2014, the fee was adjusted to 20.0 basis points per annum based on the Company's leverage ratio.  Once the Company achieves the Investment Grade Release Conditions, the facility fee per annum will be within a range of 12.5 to 35.0 basis points based on the Company's credit rating. The Investment Grade Release Conditions are defined as the date upon which the Company receives an investment grade credit rating by either Standard & Poor's or Moody's and meets the leverage ratio requirements of less than or equal to 2.25:1.00 for the prior two fiscal quarters. Under the terms of the Facility, the Company has two borrowing options, including borrowing at a rate tied to adjusted LIBOR plus a spread of 130.0 basis points or a base rate plus a margin of 30.0 basis points. The rates are determined by a leverage ratio, with a range of 130.0 to 190.0 basis points for LIBOR rate borrowings and a range of 30.0 to 90.0 basis points for base rate borrowings, until the occurrence of the Investment Grade Release Conditions, on and after which the rate will be determined by the Company’s credit ratings, with a range of 100.0 to 190.0 basis points for LIBOR rate borrowings and a range of 0.0 to 90.0 basis points for base rate borrowings.

The Company is required to maintain compliance with two financial covenants included in the Facility - a minimum interest coverage ratio and a maximum leverage ratio.  The minimum interest coverage ratio, as defined in the agreement, is not permitted to be less than 3.50 to 1.00. The maximum leverage ratio, as defined in the agreement, is not permitted to be more than 3.00 to 1.00, unless the Company completes an acquisition of more than $100.0 million, which increases the maximum leverage ratio to 3.25 to 1.00 for the twelve months following the acquisition. As of December 31, 2014, the Company was in compliance with these two financial covenants in the Facility.

As a result of debt retirements completed in 2013, the next significant long-term debt maturity is not until 2021. The Company's debt reduction activities are largely completed, however, the Company may continue to opportunistically retire debt. Management believes that the Company has adequate sources of liquidity to meet the Company's short-term and long-term needs.

On October 22, 2014, the Company’s Board of Directors authorized a program to repurchase up to $200 million of the Company’s outstanding common stock. Share repurchases will be completed in the open market or through privately negotiated transactions over approximately a two-year period. The Company’s share repurchase program does not obligate it to acquire any specific number of shares, and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. The Company has repurchased $20.0 million of common stock under this program through December 31, 2014.

As described earlier, the Company expects to increase earnings before income taxes in 2015 when compared with 2014. The Company's working capital performance in 2015 will be influenced primarily by revenue growth. Additionally, the Company plans to make cash contributions to its defined benefit pension plans of approximately $70 million to $75 million in 2015. Net activity in working capital is expected to reflect a modest usage of cash in 2015 in the range of $30 million to $50 million. The Company's plans include capital expenditures of approximately 4 percent of 2015 net sales, with a substantial portion directed at growth and profit enhancing projects, including meeting capacity expansion requirements in each of our segments. Despite higher investment spending levels and a modest usage of cash for working capital, the Company plans to generate free cash flow in 2015 in the range of $150 million to $170 million.

The aggregate funded status of the Company's qualified defined benefit pension plans, measured as a percentage of the projected benefit obligation, was approximately 76 percent at December 31, 2014 compared with approximately 79 percent at December 31, 2013. As of December 31, 2014, the Company's qualified defined benefit pension plans were underfunded on an aggregate projected benefit obligation basis by $309.8 million which represented a $54.4 million increase from 2013 due to the adoption of new mortality tables, reflecting longer life expectancies, and lower discount rates, which more than offset contributions and favorable investment experience. See Note 17 – Postretirement Benefits in the Notes to Consolidated Financial Statements for more details.

The Company contributed $70.2 million to its qualified defined benefit pension plans in 2014 compared with $50.0 million of contributions in 2013. The Company also contributed $3.6 million and $3.8 million to fund benefit payments in its nonqualified defined benefit pension plan in 2014 and 2013, respectively. The Company plans to make cash contributions to its defined benefit plans of approximately $70 million to $75 million in 2015. The 2015 contributions include an estimated amount which will be used to fund planned lump sum payouts to certain participants. The Company expects to incur an estimated settlement loss of $30 million to $35 million in conjunction with estimated settlement payments as discussed in Note 17 – Postretirement Benefits in the Notes to Consolidated Financial Statements. Company contributions are subject to change based on market conditions, pension funding regulations and Company discretion.

Financial Services

The Company, through its Brunswick Financial Services Corporation subsidiary, owns a 49 percent interest in a joint venture, Brunswick Acceptance Company, LLC (BAC). CDF Ventures, LLC, a subsidiary of GE Capital Corporation, owns the remaining 51 percent. Under the terms of the joint venture agreement, BAC provides secured wholesale inventory floorplan financing to the Company's boat and engine dealers.

Refer to Note 10 – Financial Services in the Notes to Consolidated Financial Statements for more information about the Company's financial services.

Off-Balance Sheet Arrangements

Guarantees. The Company has reserves to cover potential losses associated with guarantees and repurchase obligations based on historical experience and current facts and circumstances. Historical cash requirements and losses associated with these obligations have not been significant. See Note 13 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for a description of these arrangements.

Contractual Obligations

The following table sets forth a summary of the Company's contractual cash obligations as of December 31, 2014:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Debt (1)	$461.6	$5.5	$11.9	$12.0	$432.2
Interest payments on long-term debt	263.8	27.0	53.7	53.3	129.8
Operating leases (2)	109.7	28.5	45.5	21.3	14.4
Purchase obligations (3)	95.0	93.7	1.3	—	—
Deferred management compensation (4)	66.5	3.0	16.0	2.0	45.5
Other tax liabilities (5)	0.5	0.5	—	—	—
Other long-term liabilities (6)	237.4	97.3	82.9	32.6	24.6
Total contractual obligations	$1,234.5	$255.5	$211.3	$121.2	$646.5
__________

(1)
See Note 16 – Debt in the Notes to Consolidated Financial Statements for additional information on the Company's debt. “Debt” refers to future cash principal payments. Debt also includes the Company's capital leases as discussed in Note 21 – Leases in the Notes to Consolidated Financial Statements.

(2)	See Note 21 – Leases in the Notes to Consolidated Financial Statements for additional information on the Company's operating and capital leases.

(3)	Purchase obligations represent agreements with suppliers and vendors at the end of 2014 for raw materials and other supplies as part of the normal course of business.

(4)	Amounts primarily represent long-term deferred compensation plans for Company management. Payments are assumed to be equal to the remaining liability.

(5)
Represents the expected cash obligations related to the Company's liability for uncertain income tax positions. As of December 31, 2014, the Company's total liability for uncertain tax positions including interest was $5.1 million. Due to the high degree of uncertainty regarding the timing of potential future cash outflows associated with these liabilities, other than the items included in the table above, the Company was unable to make a reasonably reliable estimate of the amount and period in which these remaining liabilities might be paid.

(6)
Other long-term liabilities include amounts recorded as secured obligations for lease and other long-term receivables originated by the Company and assigned to third parties where the transfer of assets do not meet the conditions for a sale as a result of the Company's contingent obligation to repurchase the receivables in the event of customer non-payment. Amounts above also include obligations under deferred revenue arrangements and future projected payments related to the Company's nonqualified pension plans. Other long-term liabilities also include $62.0 million of required qualified pension plan contributions to be paid in 2015; however, the Company anticipates contributing additional discretionary contributions to bring the total contributions to qualified and nonqualified pension plans to approximately $73.8 million. Additionally, $4.9 million of scheduled retiree health care and life insurance benefit plan payments are included in other long-term liabilities. Due to the high degree of uncertainty regarding the potential future cash outflows associated with these plans, the Company is unable to provide a reasonably reliable estimate of the amounts and periods in which any additional liabilities might be paid.

Legal Proceedings

See Note 13 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for disclosure related to certain legal and environmental proceedings.

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

Revenue Recognition and Sales Incentives. Brunswick's revenue is derived primarily from the sale of boats, marine engines, marine parts and accessories, fitness equipment and billiard tables. Revenue is recognized in accordance with the terms of the sale, primarily upon shipment to customers, once the sales price is fixed or determinable and collectability is reasonably assured. Brunswick offers discounts and sales incentives that include retail promotions, rebates and manufacturer coupons that are recorded as reductions of revenues in Net sales in the Consolidated Statements of Operations. The estimated liability and reduction in revenues for sales incentives is recorded at the later of when the program has been communicated to the customer or at the time of sale. Revenues from freight are included as a part of Net sales in the Consolidated Statements of Operations, whereas shipping, freight and handling costs are included in Cost of sales.

Allowances for Doubtful Accounts. The Company records an allowance for uncollectible trade receivables based upon known bad debt risks and past loss history, customer payment practices and economic conditions. Actual collection experience may differ from the current estimate of reserves. Changes to the allowance for doubtful accounts may be required if a future event or other circumstance results in a change in the estimate of the ultimate collectability of a specific account or note.

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

Warranty Reserves. The Company records a liability for product warranties at the time revenue is recognized. The liability is estimated using historical warranty experience, projected claim rates and expected costs per claim. The Company adjusts its liability for specific warranty matters when they become known and the exposure can be estimated. The Company's warranty liabilities are affected by product failure rates as well as material usage and labor costs incurred in correcting a product failure. If actual costs differ from estimated costs, the Company must make a revision to the warranty liability.

Restructuring and Exit Activities. The Company engages in actions associated with cost reduction initiatives. The Company's restructuring actions require significant estimates including: (a) expenses for severance and other employee separation costs; (b) remaining lease obligations, including sublease income; and (c) other exit costs. The Company has accrued amounts that it believes are its best estimates of the obligations it expects to incur in connection with these actions, but these estimates are subject to change due to market conditions and final negotiations. Should the actual amounts differ from the originally estimated amounts, the Company's earnings could be affected.

The Company recognized $4.2 million, $16.5 million and $25.4 million in restructuring, exit and impairment charges in 2014, 2013 and 2012, respectively, which are discussed in more detail in Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements.

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

For 2014, the impairment test for goodwill was a two-step process. The first step compares the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed to measure the amount of the impairment loss, if any. In this second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

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

During 2011, the Company early adopted an amendment to the Intangibles - Goodwill and Other topic of the Accounting Standards Codification. The Company determined through its qualitative assessment during 2013 and 2012 that it was not “more likely than not” that the fair values of its reporting units are less than their carrying values. As a result, the Company was not required to perform the two-step impairment test for 2013 or 2012. As part of the qualitative assessment process, the Company calculates the fair value of its reporting units using the income approach as described above. The Company compares the fair value of a reporting unit with its carrying amount to supports its qualitative assessment conclusions.

The fair value of the Company's reporting units was significantly above their carrying values as of December 31, 2014. The Company did not record any goodwill impairments in 2014, 2013 or 2012.

The Company's primary intangible assets are customer relationships and trade names acquired in business combinations. The costs of amortizable intangible assets are amortized over their expected useful lives, typically between three and fifteen years, using the straight-line method. Intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets described below. Intangible assets not subject to amortization are assessed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset. The fair value of trade names is measured using a relief-from-royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid to third parties had the Company not owned the trade name and instead licensed the trade name from another company. Higher royalty rates are assigned to premium brands within the marketplace based on name recognition and profitability, while other brands receive lower royalty rates. The basis for future cash flow projections is internal revenue forecasts by brand, which the Company believes represent reasonable market participant assumptions, to which the selected royalty rate is applied. These future cash flows are discounted using the applicable Discount Rate, which considers the annual goodwill impairment testing process noted above, as well as any potential risk premium to reflect the inherent risk of holding a standalone intangible asset. The key uncertainties in this calculation are the selection of an appropriate royalty rate and assumptions used in developing internal revenue growth forecasts, as well as the perceived risk associated with those forecasts in developing the Discount Rate.

The Company did not record any indefinite-lived intangible asset impairments during 2014 and 2013. In 2012, the Company recorded $0.8 million of indefinite-lived intangible asset impairments during the annual impairment testing. An additional $0.7 million of indefinite-lived intangible asset impairment charges were recorded in 2012 for trade names connected with brands experiencing continued weakness in the fiberglass sterndrive boat market segments as well as the refinement of its North American boat product portfolio. Refer to Note 3 – Restructuring Activities for further discussion.

Long-Lived Assets. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of its definite-lived intangible assets--excluding goodwill and indefinite-lived trade names--and other long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. Once an impairment indicator is identified, the Company tests for recoverability of the related asset group using an estimate of undiscounted cash flows over the remaining asset group's life. If an asset group's carrying value is not recoverable, the Company records an impairment loss based on the excess of the carrying value of the asset group over the long-lived asset group's fair value. Fair value is determined using observable inputs, including the use of appraisals from independent third parties, when available, and, when observable inputs are not available, based on the Company's assumptions of the data that market participants would use in pricing the asset or liability, based on the best information available in the circumstances. Specifically, the Company uses discounted cash flows to determine the fair value of the asset when observable inputs are unavailable. The Company tested its long-lived asset balances for impairment as indicators presented themselves during 2014, 2013 or 2012, resulting in impairment charges of $1.5 million, $7.1 million and $11.4 million, respectively, which are recognized in Restructuring, exit and impairment charges and Selling, general and administrative expense in the Consolidated Statements of Operations.

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

Environmental. The Company accrues for environmental remediation-related activities for which commitments or clean-up plans have been developed and for which costs can be reasonably estimated. Accrued amounts are generally determined in coordination with third-party experts on an undiscounted basis and do not consider recoveries from third parties until such recoveries are realized. In light of existing reserves, the Company's environmental claims, when finally resolved, will not, in the opinion of management, have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

Postretirement Benefit Reserves. Postretirement costs and obligations are actuarially determined and are affected by assumptions, including the discount rate, the estimated future return on plan assets, the increase in costs of health care benefits, mortality assumptions and other factors. The Company evaluates assumptions used on a periodic basis and makes adjustments to these liabilities as necessary.

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

Recent Accounting Pronouncements

See Note 1 – Significant Accounting Policies in the Notes to Consolidated Financial Statements for the recent accounting pronouncements that have been adopted during the year ended December 31, 2014, or will be adopted in future periods.

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

The Company uses foreign currency forward and option contracts to manage foreign exchange rate exposure related to anticipated transactions, and assets and liabilities that are subject to risk from foreign currency rate changes. The Company's principal currency exposures relate to the Euro, Canadian dollar, Japanese yen, Brazilian real, British pound, Australian dollar, Swedish krona, Mexican peso, Norwegian krone and New Zealand dollar. The Company hedges certain anticipated transactions with financial instruments whose maturity date, along with the realized gain or loss, occurs on or near the execution of the anticipated transaction. The Company manages foreign currency exposure of certain assets or liabilities through the use of derivative financial instruments such that the gain or loss on the derivative financial instrument offsets the loss or gain recognized on the asset or liability, respectively.

Certain raw materials used by the Company are exposed to the effect of changing commodity prices. Accordingly, the Company uses commodity swap agreements, futures contracts and supplier agreements to manage fluctuations in prices of anticipated purchases of certain raw materials, including aluminum, copper and natural gas.

From time-to-time, the Company enters into forward starting interest rate swaps to hedge the interest rate risk associated with the future issuance of long-term debt. There were no forward starting interest rate swaps outstanding at December 31, 2014. The Company uses fixed-to-floating interest rate swaps to convert a portion of the Company's long-term debt from fixed to floating rate debt. An interest rate swap is entered into with the expectation that the change in the fair value of the interest rate swap will offset the change in the fair value of the debt instrument attributable to changes in the benchmark interest rate. Each period, the change in the fair value of the interest rate swap asset or liability is recorded as a change in the fair value of the corresponding debt instrument.

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

(in millions)	2014	2013
Risk Category
Foreign exchange	$23.5	$20.8
Commodity prices	$2.0	$2.2
Interest rates	$2.6	$—

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedule on page 47.

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

Management's Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included a report of management's assessment of the effectiveness of its internal controls as part of this Annual Report for the fiscal year ended December 31, 2014. Management's report is included in the Company's 2014 Financial Statements under the captions entitled “Report of Management on Internal Control Over Financial Reporting” and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information pursuant to this Item with respect to the Directors of the Company, the Company's Audit Committee and the Company's code of ethics is incorporated by reference from the discussion under the headings Proposal No. 1: Election of Directors and Corporate Governance in the Company's proxy statement for the 2015 Annual Meeting of Stockholders (Proxy Statement). Information pursuant to this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the discussion under the heading Section 16(a) Beneficial Ownership Reporting Requirements in the Proxy Statement.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The financial statements and schedule filed as part of this Annual Report are listed in the accompanying Index to Financial Statements and Financial Statement Schedule on page 47. The exhibits filed as a part of this Annual Report are listed in the accompanying Exhibit Index on page 113.

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

The Company's management is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Based on the Company's evaluation under the framework in Internal Control - Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2014. The effectiveness of internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

Brunswick Corporation
Lake Forest, Illinois
February 20, 2015

/s/ DUSTAN E. McCOY	/s/ WILLIAM L. METZGER
Dustan E. McCoy	William L. Metzger
Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer

BRUNSWICK CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Brunswick Corporation
Lake Forest, Illinois

We have audited the internal control over financial reporting of Brunswick Corporation and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 20, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 20, 2015

BRUNSWICK CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Brunswick Corporation
Lake Forest, Illinois

We have audited the accompanying consolidated balance sheet of Brunswick Corporation and subsidiaries (the "Company") as of December 31, 2014, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for the year ended December 31, 2014. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brunswick Corporation and subsidiaries at December 31, 2014, and the results of their operations and their cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE AND TOUCHE LLP

Chicago, Illinois
February 20, 2015

BRUNSWICK CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Brunswick Corporation

We have audited the accompanying consolidated balance sheets of Brunswick Corporation as of December 31, 2013, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brunswick Corporation at December 31, 2013, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 14, 2014, except for Note 2, as to which the date is February 20, 2015

BRUNSWICK CORPORATION Consolidated Statements of Operations

	For the Years Ended December 31
(in millions, except per share data)	2014	2013	2012
Net sales	$3,838.7	$3,599.7	$3,416.8
Cost of sales	2,801.9	2,650.4	2,540.5
Selling, general and administrative expense	556.6	536.2	512.7
Research and development expense	119.6	114.8	101.0
Pension settlement charge – lump sum payout	27.9	—	—
Restructuring, exit and impairment charges	4.2	16.5	25.4
Operating earnings	328.5	281.8	237.2
Impairment of equity method investment	(20.2)	—	—
Equity earnings (loss)	1.8	(2.1)	(3.7)
Other income, net	6.5	2.4	2.2
Earnings before interest, loss on early extinguishment of debt and income taxes	316.6	282.1	235.7
Interest expense	(29.8)	(41.9)	(66.3)
Interest income	1.2	1.5	2.9
Loss on early extinguishment of debt	(0.1)	(32.8)	(16.3)
Earnings before income taxes	287.9	208.9	156.0
Income tax provision (benefit)	93.0	(547.9)	31.4
Net earnings from continuing operations	194.9	756.8	124.6

Discontinued operations:
Earnings (loss) from discontinued operations, net of tax	(1.8)	10.8	(21.4)
Gain on disposal of discontinued operations, net of tax	52.6	1.6	—
Impairment charges on assets held for sale, net of tax	—	—	(53.2)
Net earnings (loss) from discontinued operations, net of tax	50.8	12.4	(74.6)
Net earnings	$245.7	$769.2	$50.0

Earnings (loss) per common share:
Basic
Earnings from continuing operations	$2.08	$8.30	$1.39
Earnings (loss) from discontinued operations	0.55	0.13	(0.83)
Net earnings	$2.63	$8.43	$0.56

Diluted
Earnings from continuing operations	$2.05	$8.07	$1.35
Earnings (loss) from discontinued operations	0.53	0.13	(0.81)
Net earnings	$2.58	$8.20	$0.54

Weighted average shares used for computation of:
Basic earnings (loss) per common share	93.6	91.2	89.8
Diluted earnings (loss) per common share	95.1	93.8	92.4

Cash dividends declared per common share	$0.45	$0.10	$0.05

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Consolidated Statements of Comprehensive Income

	For the Years Ended December 31
(in millions)	2014	2013	2012
Net earnings	$245.7	$769.2	$50.0
Other comprehensive income, net of tax:
Foreign currency translation:
Foreign currency translation adjustments arising during period (A)	(26.2)	(6.7)	6.4
Less: reclassification of foreign currency translation included in Net earnings (B)	0.7	(0.7)	—
Net foreign currency translation	(25.5)	(7.4)	6.4
Defined benefit plans:
Prior service credits arising during period	—	—	0.2
Net actuarial gains (losses) arising during period (A)	(83.7)	145.4	(30.0)
Less: amortization of prior service credits included in Net earnings (B)	(1.3)	(7.0)	(7.5)
Less: amortization of net actuarial losses included in Net earnings (B)	25.7	23.2	22.9
Net defined benefit plans	(59.3)	161.6	(14.4)
Investments:
Unrealized holding gains arising during period	—	—	0.1
Less: reclassification adjustment included in Net earnings (B)	—	—	—
Net unrealized investment gains	—	—	0.1
Derivatives:
Gains (losses) on derivatives arising during period (A)	4.4	(5.3)	(10.0)
Less: reclassification adjustment included in Net earnings (B)	1.4	4.7	3.6
Net unrealized gains (losses) on derivatives	5.8	(0.6)	(6.4)
Other comprehensive income (loss)	(79.0)	153.6	(14.3)
Comprehensive income	$166.7	$922.8	$35.7

(A) The tax effects for the year ended December 31, 2014 were $8.9 million for foreign currency translation, $53.2 million for net actuarial gains (losses) arising during the period and $(2.1) million for derivatives. The tax effects for the year ended December 31, 2013 were$0.0 million for foreign currency translation, $0.4 million for net actuarial gains (losses) arising during the period and $(0.8) million for derivatives. The tax effects for the year ended December 31, 2012 were $0.0 million for foreign currency translation, $1.0 million for net actuarial gains (losses) arising during the period and $0.0 million for derivatives.

Pre-tax and after-tax amounts for the years ended December 31, 2013 and 2012 are substantially the same as the Company maintained a tax valuation allowance for these items until its reversal at December 31, 2013. See Note 12 – Income Taxes and Note 19 – Comprehensive Income for additional details.

(B) See Note 19 – Comprehensive Income for the tax effects for the years ended December 31, 2014 and December 31, 2013. The pre-tax and after-tax amounts for the year ended December 31, 2012 for foreign currency translation, investments and derivatives are the same as the Company maintained a valuation allowance for these items until its reversal at December 31, 2013. The tax effect for defined benefit plans was $(0.1) million for the year ended December 31, 2012, primarily related to certain foreign defined benefit plans as all other defined benefit plans included corresponding tax valuation allowance adjustments. See Note 12 – Income Taxes for additional details.

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Consolidated Balance Sheets

	As of December 31
(in millions)	2014	2013
Assets
Current assets
Cash and cash equivalents, at cost, which approximates fair value	$552.7	$356.5
Short-term investments in marketable securities	83.2	12.7
Total cash, cash equivalents and short-term investments in marketable securities	635.9	369.2
Restricted cash	15.6	6.5
Accounts and notes receivable, less allowances of $16.3 and $16.8	386.5	345.7
Inventories
Finished goods	434.9	405.7
Work-in-process	82.1	74.9
Raw materials	135.3	103.3
Net inventories	652.3	583.9
Deferred income taxes	208.0	137.6
Prepaid expenses and other	39.5	28.9
Current assets held for sale	30.0	36.8
Current assets	1,967.8	1,508.6

Property
Land	23.6	24.8
Buildings and improvements	335.6	320.2
Equipment	847.2	847.2
Total land, buildings and improvements and equipment	1,206.4	1,192.2
Accumulated depreciation	(844.1)	(852.9)
Net land, buildings and improvements and equipment	362.3	339.3
Unamortized product tooling costs	98.0	80.6
Net property	460.3	419.9

Other assets
Goodwill	296.9	291.7
Other intangibles, net	45.5	35.4
Equity investments	19.0	41.3
Non-current deferred tax asset	290.9	377.0
Other long-term assets	41.4	37.6
Long-term assets held for sale	12.6	204.3
Other assets	706.3	987.3

Total assets	$3,134.4	$2,915.8

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Consolidated Balance Sheets

	As of December 31
(in millions)	2014	2013
Liabilities and shareholders’ equity
Current liabilities
Short-term debt, including $5.5 and $6.4 of current maturities of long-term debt	$5.5	$6.4
Accounts payable	317.4	297.6
Accrued expenses	561.5	529.4
Current liabilities held for sale	15.7	49.7
Current liabilities	900.1	883.1

Long-term liabilities
Debt	450.2	453.4
Deferred income taxes	3.2	—
Postretirement benefits	398.2	339.4
Other	203.0	192.3
Long-term liabilities held for sale	8.2	9.2
Long-term liabilities	1,062.8	994.3

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares; outstanding: 92,694,000 and 92,409,000 shares	76.9	76.9
Additional paid-in capital	395.0	393.0
Retained earnings	1,467.3	1,263.3
Treasury stock, at cost: 9,844,000 and 10,129,000 shares	(287.2)	(293.3)
Accumulated other comprehensive income (loss), net of tax:
Foreign currency translation	(14.5)	11.0
Defined benefit plans:
Prior service costs	(3.9)	(2.6)
Net actuarial losses	(456.6)	(398.6)
Unrealized losses on derivatives	(5.5)	(11.3)
Total accumulated other comprehensive loss	(480.5)	(401.5)
Shareholders’ equity	1,171.5	1,038.4

Total liabilities and shareholders’ equity	$3,134.4	$2,915.8

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Consolidated Statements of Cash Flows

	For the Years Ended December 31
(in millions)	2014	2013	2012
Cash flows from operating activities
Net earnings	$245.7	$769.2	$50.0
Less: net earnings (loss) from discontinued operations, net of tax	50.8	12.4	(74.6)
Net earnings from continuing operations	194.9	756.8	124.6
Depreciation and amortization	81.2	71.4	72.9
Pension funding, net of expense	(31.1)	(35.3)	(44.3)
Gains on sale of property, plant and equipment, net	(0.2)	(5.3)	(3.2)
Other long-lived asset impairment charges	0.2	6.7	10.5
Deferred income taxes	48.3	(604.4)	8.3
Excess tax benefits from share-based compensation	(8.4)	(37.2)	(5.3)
Equity in (earnings) losses of unconsolidated affiliates, net of dividends	(1.8)	2.5	4.1
Impairment of equity method investment	20.2	—	—
Loss on early extinguishment of debt	0.1	32.8	16.3
Changes in certain current assets and current liabilities, excluding acquisitions
Change in accounts and notes receivable	(24.0)	(14.5)	(18.1)
Change in inventory	(57.1)	(22.1)	(71.8)
Change in prepaid expenses and other	(4.3)	(1.8)	0.6
Change in accounts payable	13.0	(16.2)	55.9
Change in accrued expenses	5.7	(8.5)	(40.0)
Income taxes	(0.8)	24.6	0.2
Other, net	(0.6)	18.5	33.9
Net cash provided by operating activities of continuing operations	235.3	168.0	144.6
Net cash provided by operating activities of discontinued operations	1.3	2.1	16.1
Net cash provided by operating activities	236.6	170.1	160.7

Cash flows from investing activities
Capital expenditures	(124.8)	(126.5)	(97.9)
Purchases of marketable securities	(82.4)	(21.6)	(205.9)
Sales or maturities of marketable securities	11.9	152.6	227.7
Reductions in (transfers to) restricted cash	(9.1)	6.5	7.0
Investments	0.2	(1.5)	1.7
Acquisition of businesses, net of cash acquired	(41.5)	—	—
Proceeds from the sale of property, plant and equipment	5.8	16.9	18.5
Other, net	—	—	3.0
Net cash provided by (used for) investing activities of continuing operations	(239.9)	26.4	(45.9)
Net cash provided by (used for) investing activities of discontinued operations	260.2	(7.8)	(20.2)
Net cash provided by (used for) investing activities	20.3	18.6	(66.1)

Cash flows from financing activities
Net (payments) issuances of short-term debt	—	(1.7)	0.8
Net proceeds from issuances of long-term debt	0.5	146.6	—
Payments of long-term debt including current maturities	(5.3)	(262.4)	(131.8)
Net premium paid on early extinguishment of debt	(0.1)	(24.6)	(14.7)
Common stock repurchases	(20.0)	—	—
Cash dividends paid	(41.7)	(9.1)	(4.5)
Excess tax benefits from share-based compensation	8.4	37.2	5.3
Proceeds from stock compensation activity, net of withholdings	(0.3)	(2.5)	(3.6)
Other, net	(2.2)	—	—
Net cash used for financing activities of continuing operations	(60.7)	(116.5)	(148.5)
Net cash used for financing activities of discontinued operations	—	—	—
Net cash used for financing activities	(60.7)	(116.5)	(148.5)

Net increase (decrease) in cash and cash equivalents	196.2	72.2	(53.9)
Cash and cash equivalents at beginning of period	356.5	284.3	338.2

Cash and cash equivalents at end of period	$552.7	$356.5	$284.3

Supplemental cash flow disclosures:
Interest paid	$31.1	$80.6	$89.0
Income taxes paid, net	$45.5	$31.9	$17.6

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Consolidated Statements of Shareholders' Equity

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2011	$76.9	$434.6	$457.7	$(397.5)	$(540.8)	$30.9
Net earnings	—	—	50.0	—	—	50.0
Other comprehensive loss	—	—	—	—	(14.3)	(14.3)
Dividends ($0.05 per common share)	—	—	(4.5)	—	—	(4.5)
Compensation plans and other	—	6.2	—	9.4	—	15.6
Balance, December 31, 2012	76.9	440.8	503.2	(388.1)	(555.1)	77.7
Net earnings	—	—	769.2	—	—	769.2
Other comprehensive income	—	—	—	—	153.6	153.6
Dividends ($0.10 per common share)	—	—	(9.1)	—	—	(9.1)
Compensation plans and other	—	(47.8)	—	94.8	—	47.0
Balance, December 31, 2013	76.9	393.0	1,263.3	(293.3)	(401.5)	1,038.4
Net earnings	—	—	245.7	—	—	245.7
Other comprehensive loss	—	—	—	—	(79.0)	(79.0)
Dividends ($0.45 per common share)	—	—	(41.7)	—	—	(41.7)
Compensation plans and other	—	2.0	—	26.1	—	28.1
Common stock repurchases	—	—	—	(20.0)	—	(20.0)
Balance, December 31, 2014	$76.9	$395.0	$1,467.3	$(287.2)	$(480.5)	$1,171.5

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

Principles of Consolidation. The consolidated financial statements of Brunswick include the accounts of all majority owned and controlled domestic and foreign subsidiaries. Intercompany balances and transactions have been eliminated.

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

Investments in Marketable Securities. The Company classifies investments in debt securities that are not considered to be cash equivalents as Short-term investments in marketable securities as discussed in Note 9 – Investments. Short-term investments in marketable securities have a stated maturity of twelve months or less from the balance sheet date. These securities are considered as available for sale and are reported at fair value. Unrealized gains and losses would be recorded net of tax as a component of Accumulated other comprehensive loss in Unrealized investment losses within Shareholders' equity. Declines in market value from the original cost deemed to be "other-than-temporary" are charged to Other income, net, in the period in which the loss occurs. The Company considers both the duration for which a decline in value has occurred and the extent of the decline in its determination of whether a decline in value has been “other than temporary.” Realized gains and losses are calculated based on the specific identification method and are included in Other income, net, in the Consolidated Statement of Operations.

Restricted Cash. The Company considers the cash deposited in a trust that is pledged as collateral against certain workers' compensation related obligations to be restricted cash. Refer to Note 13 – Commitments and Contingencies for more information.

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

Inventories. Inventories are valued at the lower of cost or market, with market based on replacement cost or net realizable value. Approximately 47 percent and 48 percent of the Company's inventories were determined by the first-in, first-out method (FIFO) at December 31, 2014 and December 31, 2013, respectively. Remaining inventories valued at the last-in, first-out method (LIFO), were $122.4 million and $118.0 million lower than the FIFO cost of inventories at December 31, 2014 and 2013, respectively. The Company has reclassified certain prior year work-in-process inventory balances to raw materials to conform to the current period presentation. Additionally, certain prior year LIFO reserves have been reclassified from finished goods to work-in-process and raw materials to reflect a proportional allocation between inventory categories to conform to the current period presentation. Inventory cost includes material, labor and manufacturing overhead. There were no liquidations of LIFO inventory layers in 2014, 2013 or 2012.

Property. Property, including major improvements and product tooling costs, is recorded at cost. Product tooling costs principally comprise the cost to acquire and construct various long-lived molds, dies and other tooling owned by the Company and used in its manufacturing processes. Design and prototype development costs associated with product tooling are expensed as incurred. Maintenance and repair costs are also expensed as incurred. Depreciation is recorded over the estimated service lives of the related assets, principally using the straight-line method. Buildings and improvements are depreciated over a useful life of five to forty years. Equipment is depreciated over a useful life of two to twenty years. Product tooling costs are amortized over the shorter of the useful life of the tooling or the anticipated life of the applicable product, for a period not to exceed eight years. Gains and losses recognized on the sale and disposal of property are included in either Selling, general and administrative expenses or Restructuring, exit and impairment charges as appropriate. The amount of gains and losses for the years ended December 31 was as follows:

(in millions)	2014	2013	2012
Gains on the sale of property	$1.8	$5.5	$5.9
Losses on the sale and disposal of property	(0.5)	(0.1)	(0.7)
Net gains on sale and disposal of property	$1.3	$5.4	$5.2

Software Development Costs. The Company expenses all software development and implementation costs incurred until the Company has determined that the software will result in probable future economic benefit and management has committed to funding the project. Once this is determined, external direct costs of material and services, payroll-related costs of employees

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

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

For 2014, the impairment test for goodwill was a two-step process. The first step compares the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed to measure the amount of the impairment loss, if any. In this second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

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

During 2011, the Company early adopted an amendment to the Intangibles - Goodwill and Other topic of the Accounting Standards Codification. The Company determined through its qualitative assessment during 2013 and 2012 that it was not “more likely than not” that the fair values of its reporting units are less than their carrying values. As a result, the Company was not required to perform the two-step impairment test for 2013 or 2012. As part of the qualitative assessment process, the Company calculates the fair value of its reporting units using the income approach as described above. The Company compares the fair value of a reporting unit with its carrying amount to support its qualitative assessment conclusions.

The fair value of the Company's reporting units was significantly above their carrying values as of December 31, 2014. The Company did not record any goodwill impairments in 2014, 2013 or 2012.

The Company's primary intangible assets are customer relationships and trade names acquired in business combinations. The costs of amortizable intangible assets are amortized over their expected useful lives, typically between three and fifteen years, using the straight-line method. Intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets described below. Intangible assets not subject to amortization are assessed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset. The fair value of trade names is measured using a relief-from-royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid to third parties had the Company not owned the trade name and instead licensed the trade name from another company. Higher royalty rates are assigned to premium brands within the marketplace based on name recognition and profitability, while other brands receive lower royalty rates. The basis for future cash flow projections is internal revenue forecasts by brand, which the Company believes represent reasonable market participant assumptions, to which the selected royalty rate is applied. These future cash flows are discounted using the applicable Discount Rate, which considers the annual goodwill impairment testing process noted above, as well as any potential risk premium to reflect the inherent risk of holding a standalone intangible asset. The key uncertainties in this calculation are the selection of an appropriate royalty rate and assumptions used in developing internal revenue growth forecasts, as well as the perceived risk associated with those forecasts in developing the Discount Rate.

The Company did not record any indefinite-lived intangible asset impairments during 2014 and 2013. In 2012, the Company recorded $0.8 million of indefinite-lived intangible asset impairments during the annual impairment testing. An additional $0.7

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

million of indefinite-lived intangible asset impairment charges were recorded in 2012 for trade names connected with brands experiencing continued weakness in the fiberglass sterndrive boat market segments as well as the refinement of its North American boat product portfolio. Refer to Note 3 – Restructuring Activities for further discussion.

Equity Investments. For investments in which Brunswick owns or controls from 20 percent to 50 percent of the voting shares, which includes all of Brunswick's unconsolidated joint venture investments, the Company uses the equity method of accounting. The Company's share of net earnings or losses from equity method investments is included in the Consolidated Statements of Operations. The Company accounts for other investments, over which the Company does not have the ability to exercise significant influence, under the cost method of accounting.

The Company periodically evaluates the carrying value of its investments, and at December 31, 2014 and 2013, such investments were recorded at the lower of cost or fair value. In the fourth quarter of 2014, the Company recorded a $20.2 million impairment charge in order to reflect the fair value of the Company’s equity method investment in Bella-Veneet Oy (Bella), a Finnish boat manufacturer, as discussed in Note 9 – Investments.

Long-Lived Assets. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of its definite-lived intangible assets--excluding goodwill and indefinite-lived trade names--and other long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. Once an impairment indicator is identified, the Company tests for recoverability of the related asset group using an estimate of undiscounted cash flows over the remaining asset group's life. If an asset group's carrying value is not recoverable, the Company records an impairment loss based on the excess of the carrying value of the asset group over the long-lived asset group's fair value. Fair value is determined using observable inputs, including the use of appraisals from independent third parties, when available, and, when observable inputs are not available, based on the Company's assumptions of the data that market participants would use in pricing the asset, based on the best information available in the circumstances. Specifically, the Company uses discounted cash flows to determine the fair value of the asset when observable inputs are unavailable. The Company tested its long-lived asset balances for impairment as indicators presented themselves during 2014, 2013 or 2012, resulting in impairment charges of $1.5 million, $7.1 million and $11.4 million, respectively, which are recognized in Restructuring, exit and impairment charges and Selling, general and administrative expense in the Consolidated Statements of Operations.

Other Long-Term Assets. Other long-term assets are mainly long-term receivables originated by the Company and assigned to third parties, deferred debt issuance costs and other long-term notes receivable. As of December 31, 2014 and 2013, amounts assigned to third parties totaled $19.6 million and $18.9 million, respectively. The assignment of these instruments does not meet sale criteria as a result of the Company's contingent obligation to repurchase the receivables in the event of customer non-payment and therefore is treated as a secured obligation. Accordingly, these amounts were recorded in the Consolidated Balance Sheets under Other long-term assets and Long-term liabilities – Other. Fees and expenses related to acquiring the Company's debt are capitalized and then amortized over the life of the corresponding debt. As of December 31, 2014 and 2013, deferred debt issuance costs were $7.3 million and $6.6 million, respectively.

Revenue Recognition. Brunswick's revenue is derived primarily from the sale of boats, marine engines, marine parts and accessories, fitness equipment and billiards tables. Revenue is recognized in accordance with the terms of the sale, primarily upon shipment to customers, once the sales price is fixed or determinable and collectability is reasonably assured. Brunswick offers discounts and sales incentives that include retail promotions, rebates and manufacturer coupons that are recorded as reductions of revenues in Net sales in the Consolidated Statements of Operations. The estimated liability and reduction in revenue for sales incentives is recorded at the later of when the program has been communicated to the customer or at the time of sale. Revenues from freight are included as a part of Net sales in the Consolidated Statements of Operations, whereas shipping, freight and handling costs are included in Cost of sales.

Advertising Costs. The Company records advertising and promotion costs in Selling, general and administrative expense in the Consolidated Statements of Operations in the period when the advertising first takes place. Advertising and promotion costs were $31.2 million, $30.6 million and $30.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Other Comprehensive Income (Loss). Accumulated other comprehensive loss includes prior service costs and credits and net actuarial gains and losses for defined benefit plans, currency translation adjustments and unrealized derivative and investment

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

gains and losses, all net of tax. The net effect of these items reduced Shareholders' equity on a cumulative basis by $480.5 million and $401.5 million as of December 31, 2014 and 2013, respectively. The change from 2013 to 2014 was primarily due to changes in Net actuarial losses related to unfavorable adjustments to defined benefit plan liabilities resulting from decreases in the discount rate and changes to assumptions regarding mortality, partially offset by better than expected return on plan assets, the amortization of net actuarial losses and the impact of lump sum payout actions during 2014. Additionally, the strengthening of the U.S. dollar against foreign currencies resulted in unfavorable currency translation adjustments.

Stock-Based Compensation. The Company records amounts for all share-based payments to employees, including grants of stock options and the compensatory elements of employee stock purchase plans over the vesting period in the income statement based upon their fair values at the date of the grant. Share-based employee compensation costs are recognized as a component of Selling, general and administrative expense in the Consolidated Statements of Operations. See Note 18 – Stock Plans and Management Compensation for a description of the Company's accounting for stock-based compensation plans.

Derivatives. The Company uses derivative financial instruments to manage its risk associated with movements in foreign currency exchange rates, interest rates and commodity prices. These instruments are used in accordance with guidelines established by the Company's management and are not used for trading or speculative purposes. All derivatives are recorded on the Consolidated Balance Sheets at fair value. See Note 14 – Financial Instruments for further discussion.

Recent Accounting Pronouncements.  The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (FASB), the SEC, and the Emerging Issues Task Force, to determine the impact of new pronouncements on GAAP and the impact on the Company.  The following are recent accounting pronouncements that have been adopted during 2014, or will be adopted in future periods.

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

Discontinued Operations: In April 2014, the FASB amended the ASC to raise the threshold for a disposal to qualify as a discontinued operation. Under the new guidance, a discontinued operation represents a strategic shift that has or will have a major effect on an entity's operations and financial results. The guidance also expands the disclosures for discontinued operations, including new disclosures related to individually material disposals that do not meet the definition of a discontinued operation. The amendment is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2014, with early adoption permitted only for disposals that have not been reported in financial statements previously issued. The Company did not early adopt this ASC amendment and is currently evaluating the impact of adopting this ASC amendment, but does not expect it will have a material effect on the Company's consolidated financial statements.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

beginning after December 15, 2013, with early adoption permitted. The Company adopted this amendment in 2014 and it did not have a material impact on the Company’s consolidated results of operations and financial condition.

Note 2 – Discontinued Operations

On July 17, 2014, the Company entered into an agreement to sell its retail bowling business to AMF Bowling Centers, Inc. In connection with its decision to sell its bowling centers, the Company also announced its intention to divest its bowling products business. On December 31, 2012, the Board of Directors authorized the Company to exit its Hatteras and Cabo boat businesses. As a result of these actions, these businesses, which were previously recorded in the Company's former Bowling & Billiards segment and the Boat segment, respectively, are being reported as discontinued operations in the Consolidated Statements of Operations for all periods presented. The Company does not have or anticipate having any significant continuing involvement or continuing cash flows associated with these businesses. The assets and liabilities of these businesses met the accounting criteria to be classified as held for sale and have been aggregated and reported on separate lines of the Consolidated Balance Sheets for all periods presented.

On September 18, 2014, the Company completed the sale of its retail bowling business to AMF Bowling Centers, Inc. as well as, in separate transactions, completed the sale of two retail bowling centers in California. The sales resulted in net cash proceeds of $264.3 million and an after-tax gain of $52.6 million. In connection with the sale of its retail bowling business, the Company entered into a trademark licensing agreement allowing AMF Bowling Centers, Inc. to use the Company's bowling retail related trademarks and trade names over a five year period from the date of acquisition. As a result, the Company recorded deferred income of $20.7 million related to this agreement, which will be recognized as Other income in the Consolidated Statements of Operations over five years. In connection with the sale of its retail bowling business, the Company has retained certain liabilities and provided guarantees on certain leased bowling centers.

In August 2013, the Company completed the sale of its Hatteras and Cabo boat businesses resulting in an after-tax gain of $1.6 million.

The following table discloses the results of operations of the businesses reported as discontinued operations for the years ended December 31, 2014, 2013 and 2012, respectively:

(in millions)	2014	2013	2012
Net sales	$236.0	$310.8	$357.0

Earnings (loss) from discontinued operations before income taxes	$(3.8)	$13.7	$(71.7)
Income tax provision (benefit)	(2.0)	2.9	2.9
Earnings (loss) from discontinued operations, net of tax (A)	(1.8)	10.8	(74.6)
Gain on disposal of discontinued operations, net of tax (B)	52.6	1.6	—
Net earnings (loss) from discontinued operations, net of tax	$50.8	$12.4	$(74.6)

(A) Earnings (loss) from discontinued operations for 2013 includes restructuring, exit and impairment charges, net of tax of $4.9 million. Earnings (loss) from discontinued operations for 2012 includes an asset impairment charge of $52.7 million, $53.2 million after-tax, and other restructuring and impairment charges, net of tax of $14.9 million.

(B) The Gain on disposal of discontinued operations for 2014 includes a pre-tax gain of $65.6 million and a net tax provision of $13.0 million. The Gain on disposal of discontinued operations for 2013 includes a pre-tax loss of $1.4 million and a net tax benefit of $3.0 million.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The following table reflects the summary of assets and liabilities held for sale for the bowling products business as of December 31, 2014 and for the retail bowling and bowling products businesses as of December 31, 2013:

(in millions)	December 31, 2014	December 31, 2013
Accounts and notes receivable, net	$14.0	$18.9
Net inventory	15.3	15.4
Prepaid expenses and other	0.7	2.5
Current assets held for sale	30.0	36.8

Net property	8.8	197.9
Other long-term assets	3.8	6.4
Long-term assets held for sale	12.6	204.3
Assets held for sale	$42.6	$241.1

Accounts payable	$4.5	$18.0
Accrued expenses	11.2	31.7
Current liabilities held for sale	15.7	49.7

Other liabilities	8.2	9.2
Long-term liabilities held for sale	8.2	9.2
Liabilities held for sale	$23.9	$58.9

Note 3 – Restructuring Activities

Brunswick has announced and implemented a number of restructuring initiatives designed to improve the Company’s cost structure, better utilize overall capacity and improve general operating efficiencies.  These initiatives reflected the Company’s response to the significant reduction in the marine market and resulted in the recognition of restructuring, exit and impairment charges in the Consolidated Statements of Operations during 2014, 2013 and 2012.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

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

The Company has reported restructuring and exit activities based on the specific driver of the cost and reflected the expense in the accounting period when the cost has been committed to or incurred, as appropriate. The following table is a summary of the net expense associated with the restructuring, exit and impairment activities for 2014, 2013 and 2012.  The 2014 charges consist of expenses related to actions initiated in 2014, 2013, 2012, 2010 and 2009. The 2013 charges consist of expenses related to actions initiated in 2013, 2012 and 2009. The 2012 charges consist of expenses related to actions initiated in 2012, 2011, 2010 and 2009.

(in millions)	2014	2013	2012
Restructuring activities:
Employee termination and other benefits	$2.9	$2.7	$1.6
Current asset write-downs	0.5	1.0	1.3
Transformation and other costs:
Consolidation of manufacturing footprint	1.0	6.7	12.1
Retention and relocation costs	0.3	0.4	0.1
Exit activities:
Transformation and other costs:
Consolidation of manufacturing footprint	—	—	(0.3)
Asset disposition actions:
Trade name impairments	—	—	1.5
Definite-lived asset impairments and (gains) on disposal	(0.5)	5.7	9.1
Total restructuring, exit and impairment charges	$4.2	$16.5	$25.4

The Company anticipates it will incur nominal restructuring charges in 2015.  Reductions in demand for the Company’s products, further refinement of its product portfolio or further opportunities to reduce costs, may result in additional restructuring, exit or impairment charges in future periods.

Actions Initiated in 2014

In the second quarter of 2014, certain executive positions were restructured within the Company. The Company recorded restructuring charges in 2014 related to this action.

The restructuring, exit and impairment charges recorded in 2014 related to actions initiated in 2014, by reportable segment, are summarized below:

(in millions)	2014
Boat	$0.3
Corporate	2.7
Total	$3.0

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The following is a summary of the charges by category associated with the Company’s 2014 restructuring initiatives:

(in millions)	2014
Restructuring activities:
Employee termination and other benefits	$2.7
Asset disposition actions:
Definite-lived asset impairments	0.3
Total restructuring, exit and impairment charges	$3.0

The restructuring, exit and impairment charges recorded in 2014 related to actions initiated in 2014, by reportable segment and category, are summarized below:

(in millions)	Boat	Corporate	Total
Employee termination and other benefits	$—	$2.7	$2.7
Asset disposition actions	0.3	—	0.3
Total restructuring, exit and impairment charges	$0.3	$2.7	$3.0

The following table summarizes the activity for restructuring, exit and impairment charges during the year ended December 31, 2014 related to actions initiated in 2014. The accrued costs as of December 31, 2014 represent cash expenditures needed to satisfy remaining obligations, the majority of which are expected to be paid by the end of 2015 and are included in Accrued expenses in the Consolidated Balance Sheets.

(in millions)	Costs Recognized in 2014	Non-cash Charges	Net Cash Payments	Accrued Costs as of Dec. 31, 2014
Employee termination and other benefits	$2.7	$(1.3)	$(0.5)	$0.9
Asset disposition actions:
Definite-lived asset impairments	0.3	(0.3)	—	—
Total restructuring, exit and impairment charges	$3.0	$(1.6)	$(0.5)	$0.9

Actions Initiated in 2013

In the fourth quarter of 2013, the Company made the decision to outsource woodworking operations for its yachts and sport yachts, which resulted in long-lived asset impairment charges. The Company announced in the first quarter of 2013 the consolidation of its yacht and motoryacht production at its Palm Coast, Florida manufacturing plant. As a result, the Company suspended manufacturing at its Sykes Creek boat manufacturing facility in nearby Merritt Island, Florida at the end of June 2013. The Company recorded restructuring, exit and impairment charges in 2014 and 2013 related to these actions.

The restructuring, exit and impairment charges recorded in 2014 and 2013, related to actions initiated in 2013, by reportable segment, are summarized below:

(in millions)	2014	2013
Boat	$2.7	$12.0
Corporate	—	0.7
Total	$2.7	$12.7

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The following is a summary of the charges by category associated with the Company’s 2013 restructuring initiatives:

(in millions)	2014	2013
Restructuring activities:
Employee termination and other benefits	$0.2	$2.5
Current asset write-downs	0.5	1.0
Transformation and other costs:
Consolidation of manufacturing footprint	1.8	4.9
Retention and relocation costs	0.3	0.4
Asset disposition actions:
Definite-lived asset impairments and (gains) on disposal	(0.1)	3.9
Total restructuring, exit and impairment charges	$2.7	$12.7

The restructuring, exit and impairment charges recorded in 2014 related to actions initiated in 2013, by reportable segment and category, are summarized below:

(in millions)	Boat	Total
Employee termination and other benefits	$0.2	$0.2
Current asset write-downs	0.5	0.5
Transformation and other costs	2.1	2.1
Asset disposition actions	(0.1)	(0.1)
Total restructuring, exit and impairment charges	$2.7	$2.7

The restructuring, exit and impairment charges recorded in 2013 related to actions initiated in 2013, by reportable segment and category, are summarized below:

(in millions)	Boat	Corporate	Total
Employee termination and other benefits	$1.8	$0.7	$2.5
Current asset write-downs	1.0	—	1.0
Transformation and other costs	5.3	—	5.3
Asset disposition actions	3.9	—	3.9
Total restructuring, exit and impairment charges	$12.0	$0.7	$12.7

The following table summarizes the activity for restructuring, exit and impairment charges during the year ended December 31, 2014 related to actions initiated in 2013. The accrued costs as of December 31, 2014 represent cash expenditures needed to satisfy remaining obligations, the majority of which are expected to be paid by the end of 2015 and are included in Accrued expenses in the Consolidated Balance Sheets.

(in millions)	Accrued Costs as of Jan. 1, 2014	Costs/(Income) Recognized in 2014	Non-cash Charges	Net Cash (Payments)/Receipts	Accrued Costs as of Dec. 31, 2014
Employee termination and other benefits	$1.7	$0.2	$—	$(1.9)	$—
Current asset write-downs	—	0.5	(0.8)	0.3	—
Transformation and other costs:
Consolidation of manufacturing footprint	—	1.8	—	(1.8)	—
Retention and relocation costs	—	0.3	—	(0.3)	—
Asset disposition actions:
Definite-lived asset impairments and (gains) on disposal	—	(0.1)	—	0.1	—
Total restructuring, exit and impairment charges	$1.7	$2.7	$(0.8)	$(3.6)	$—

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

The restructuring, exit and impairment charges recorded in 2014, 2013 and 2012 related to actions initiated in 2012, by reportable segment, are summarized below:

(in millions)	2014	2013	2012
Marine Engine	$—	$—	$0.4
Boat	(0.2)	2.9	22.8
Fitness	—	—	0.1
Total	$(0.2)	$2.9	$23.3

The following is a summary of the charges by category associated with the Company’s 2012 restructuring initiatives:

(in millions)	2014	2013	2012
Restructuring activities:
Employee termination and other benefits	$—	$0.2	$2.0
Current asset write-downs	—	—	1.3
Transformation and other costs:
Consolidation of manufacturing footprint	(0.8)	1.8	7.1
Retention and relocation costs	—	—	0.1
Asset disposition actions:
Trade name impairments	—	—	1.5
Definite-lived asset impairments	0.6	0.9	11.3
Total restructuring, exit and impairment charges	$(0.2)	$2.9	$23.3

The restructuring, exit and impairment charges recorded in 2014 related to actions initiated in 2012, by reportable segment and category, are summarized below:

(in millions)	Boat	Total
Transformation and other costs	$(0.8)	$(0.8)
Asset disposition actions	0.6	0.6
Total restructuring, exit and impairment charges	$(0.2)	$(0.2)

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

The following table summarizes the activity for restructuring, exit and impairment charges during the year ended December 31, 2014 related to actions initiated in 2012.  The accrued costs as of December 31, 2014 represent cash expenditures needed to satisfy remaining obligations, the majority of which are expected to be paid by the end of 2015 and are included in Accrued expenses in the Consolidated Balance Sheets.

(in millions)	Accrued Costs as of Jan. 1, 2014	Costs/(Income) Recognized in 2014	Non-cash Charges	Net Cash Payments	Accrued Costs as of Dec. 31, 2014
Employee termination and other benefits	$0.2	$—	$—	$(0.2)	$—
Transformation and other costs:
Consolidation of manufacturing footprint	2.5	(0.8)	—	(1.2)	0.5
Asset disposition actions:
Definite-lived asset impairments	—	0.6	(0.6)	—	—
Total restructuring, exit and impairment charges	$2.7	$(0.2)	$(0.6)	$(1.4)	$0.5

Actions Initiated Before 2012

The Company recorded impairment charges in 2009 and 2010 relating to actions to divest non-strategic assets in its Boat segment. In 2014, the Company recorded gains on disposal relating to the third quarter sale of the Company's Riverview plant in Knoxville, Tennessee, that was part of the Company's 2009 restructuring initiatives as well as the second quarter sale of a boat facility in Ashland City, Tennessee, that was part of the Company's 2010 restructuring initiatives.

In 2013 and 2012, the Company continued its restructuring activities initiated before 2012, including consolidating manufacturing operations, reducing the Company's global workforce, disposing of non-strategic assets and selling previously closed facilities. These actions were designed to provide long-term cost savings by reducing the Company's fixed-cost structure.

During the third quarter of 2009, the Company announced plans to reduce excess manufacturing capacity by relocating inboard and sterndrive production to Fond du Lac, Wisconsin and closing its Stillwater, Oklahoma plant.  This plant transition was completed in the second quarter of 2012.

The restructuring, exit and impairment charges recorded in 2014, 2013 and 2012, related to actions initiated before 2012, by reportable segment, are summarized below:

(in millions)	2014	2013	2012
Marine Engine	$—	$—	$3.8
Boat	(1.3)	0.9	(1.5)
Corporate	—	—	(0.2)
Total	$(1.3)	$0.9	$2.1

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The following is a summary of the charges by category associated with the Company's restructuring initiatives before 2012:

(in millions)	2014	2013	2012
Restructuring activities:
Employee termination and other benefits	$—	$—	$(0.4)
Transformation and other costs:
Consolidation of manufacturing footprint	—	—	5.0
Exit activities:
Transformation and other costs:
Consolidation of manufacturing footprint	—	—	(0.3)
Asset disposition actions:
Definite-lived asset impairments and (gains) on disposal	(1.3)	0.9	(2.2)
Total restructuring, exit and impairment charges	$(1.3)	$0.9	$2.1

The restructuring, exit and impairment charges recorded in 2014, related to actions initiated before 2012, by reportable segment and category, are summarized below:

(in millions)	Boat	Total
Asset disposition actions	$(1.3)	$(1.3)
Total restructuring, exit and impairment charges	$(1.3)	$(1.3)

The restructuring, exit and impairment charges recorded in 2013, related to actions initiated before 2012, by reportable segment and category, are summarized below:

(in millions)	Boat	Total
Asset disposition actions	$0.9	$0.9
Total restructuring, exit and impairment charges	$0.9	$0.9

The restructuring, exit and impairment charges recorded in 2012, related to actions initiated before 2012, by reportable segment and category, are summarized below:

(in millions)	Marine Engine	Boat	Corporate	Total
Employee termination and other benefits	$(0.4)	$—	$—	$(0.4)
Transformation and other costs	5.1	(0.2)	(0.2)	4.7
Asset disposition actions	(0.9)	(1.3)	—	(2.2)
Total restructuring, exit and impairment charges	$3.8	$(1.5)	$(0.2)	$2.1

Note 4 – Acquisitions

On July 31, 2014, the Company acquired 100 percent of privately held Bell Industries Recreational Products Group, Inc. (Bell), which is based in Eagan, Minnesota. Bell is a distributor of parts and accessories to the marine, recreational vehicle and powersports markets, serving primarily the Upper Midwest of the U.S. The Company believes this acquisition will allow the Company to solidify its footprint in the Upper Midwest with locations in Minnesota, Michigan and Wisconsin, enhance its growth of its parts and accessories businesses, expand the depth and breadth of its product portfolio and enable entry into attractive adjacent markets. Bell is managed as part of the Company’s marine service, parts and accessories businesses within the Marine Engine segment.
The net cash consideration paid by the Company to acquire Bell was $11.9 million. The assets acquired and liabilities assumed in the Bell acquisition have been measured at their fair values at the acquisition date, resulting in $2.0 million of identifiable intangible assets for customer relationships and $0.9 million of goodwill, which are both deductible for tax purposes. The amounts assigned to Bell's customer relationships will be amortized over the estimated useful life of 8 years.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

On June 16, 2014, the Company acquired 100 percent of privately held Whale, which is based in Bangor, Northern Ireland, and is a manufacturer of water movement and heating systems for the marine, recreational vehicle, industrial and other markets. The Company believes this acquisition will allow the Company to more fully compete across a number of parts and accessories product categories, enable entry into attractive adjacent markets and expand the global presence of the marine service, parts and accessories businesses. Whale is managed as part of the Company's marine service, parts and accessories businesses within the Marine Engine segment.

The net cash consideration paid by the Company to acquire Whale was $29.6 million, which included payments of $10.0 million to retire acquiree debt. The assets acquired and liabilities assumed in the Whale acquisition have been measured at their fair values at the acquisition date, resulting in $11.9 million of identifiable intangible assets, including customer relationships, trade names and patents and proprietary technology for $6.1 million, $3.7 million and $2.1 million, respectively, and $7.9 million of goodwill, all of which are not deductible for tax purposes. The Company considers its trade names to be indefinite-lived intangible assets, whereas the amounts assigned to Whale's customer relationships and patent and proprietary technology will be amortized over the estimated useful lives of 14 years and 5 years, respectively.

These acquisitions were not and would not have been material to the Company's net sales, results of operations or total assets during the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively. Accordingly, the Company's consolidated results from operations do not differ materially from historical performance as a result of these acquisitions, and therefore, pro-forma results are not presented.

Note 5 – Earnings (Loss) per Common Share

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

Basic and diluted earnings (loss) per common share for the years ended December 31, 2014, 2013 and 2012 were calculated as follows:

(in millions, except per share data)	2014	2013	2012
Net earnings from continuing operations	$194.9	$756.8	$124.6
Net earnings (loss) from discontinued operations, net of tax	50.8	12.4	(74.6)
Net earnings	$245.7	$769.2	$50.0

Weighted average outstanding shares – basic	93.6	91.2	89.8
Dilutive effect of common stock equivalents	1.5	2.6	2.6
Weighted average outstanding shares – diluted	95.1	93.8	92.4

Basic earnings (loss) per common share:
Continuing operations	$2.08	$8.30	$1.39
Discontinued operations	0.55	0.13	(0.83)
Net earnings	$2.63	$8.43	$0.56

Diluted earnings (loss) per common share:
Continuing operations	$2.05	$8.07	$1.35
Discontinued operations	0.53	0.13	(0.81)
Net earnings	$2.58	$8.20	$0.54

As of December 31, 2014, the Company had 2.7 million options outstanding, of which 2.3 million were exercisable.  This compares with 3.8 million and 8.2 million options outstanding, of which 2.6 million and 5.5 million were exercisable, as of December 31, 2013 and December 31, 2012, respectively.  During the year ended December 31, 2014, there were 0.2 million average shares of options outstanding for which the exercise price was greater than the average market price of the Company’s

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

shares for the period then ended.  These options were not included in the computation of diluted earnings per common share because the effect would have been anti-dilutive. This compares to 0.9 million and 2.2 million anti-dilutive shares of options outstanding that were excluded from the corresponding periods ended December 31, 2013 and December 31, 2012, respectively. Changes in average outstanding basic shares from 2012 to 2014 reflect the impact of options exercised and the vesting of stock and performance awards since the beginning of 2012.

Note 6 – Segment Information

Brunswick is a manufacturer and marketer of leading consumer brands and has three operating and reportable segments: Marine Engine, Boat and Fitness.  The Company’s segments are defined by management’s reporting structure and operating activities.

As discussed in Note 2 – Discontinued Operations, during the third quarter of 2014, the Company began reporting its retail bowling and bowling products businesses as discontinued operations. These businesses were previously reported in the former Bowling & Billiards segment. Additionally, the results of the billiards business are being reported in the Company's Fitness segment for all periods presented. During the fourth quarter of 2012, Brunswick began reporting its Hatteras and Cabo boat businesses as discontinued operations. These businesses were previously reported in the Boat segment. Segment results have been restated for all periods presented to reflect these changes.

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

The Boat segment designs, manufactures and markets fiberglass pleasure boats, offshore fishing boats, yachts and sport yachts, aluminum fishing boats, pontoon boats, deck boats and inflatable boats, which are sold primarily through dealers. The Boat segment's products are manufactured mainly in the United States, Europe, Mexico and South America. Sales to the segment's largest boat dealer, MarineMax, which has multiple locations, comprised approximately 18 percent, 17 percent and 16 percent of Boat segment sales in 2014, 2013 and 2012, respectively.

The Fitness segment designs, manufactures and markets fitness equipment, including treadmills, total body cross-trainers, stair climbers, stationary bikes and strength-training equipment as well as billiards tables and accessories. These products are manufactured mainly in the United States and Hungary or are sourced from international suppliers. Fitness equipment is sold mainly in the Americas, Europe and Asia to health club, corporate, university, hospitality, military and government facilities, and to consumers through selected mass merchants, specialty retail dealers and through the Company's Web site. Consumer billiards equipment is predominantly sold in the United States and distributed primarily through dealers.

The Company evaluates performance based on business segment operating earnings.  Operating earnings of segments do not include the expenses of corporate administration, non-service related pension costs, pension lump sum payout settlement charges, impairments of equity method investments, earnings from unconsolidated equity affiliates, other expenses and income of a non-operating nature, interest expense and income, loss on early extinguishment of debt or provisions for income taxes. As a result of freezing benefit accruals in its defined benefit pension plans, the Company allocates only service-related costs to the operating segment results and reports all other components of pension expense such as Interest cost, Expected return on plan assets, Amortization of net actuarial losses and lump sum settlement charges in Pension - non-service costs. Pension costs associated with Service cost and Amortization of prior service cost, while not significant, remain in the reporting segments as presented in the tables below.

Corporate/Other results include items such as corporate staff and administrative costs.  Corporate/Other total assets consist of mainly cash, cash equivalents and investments in marketable securities, restricted cash, income tax balances and investments in unconsolidated affiliates.  Marine eliminations adjust for sales between the Marine Engine and Boat segments, primarily for the sale of engines and parts and accessories to various boat brands, which are consummated at established arm’s length transfer prices as the intersegment pricing for these engines and parts and accessories are based upon and consistent with selling prices to the Company's third party customers.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Information as to the operations of Brunswick's operating segments is set forth below:

Operating Segments

	Net Sales			Operating Earnings (Loss)			Total Assets
(in millions)	2014	2013	2012	2014	2013	2012	2014	2013
Marine Engine	$2,189.4	$2,088.1	$1,988.5	$309.1	$284.2	$243.8	$908.3	$803.6
Boat	1,135.8	1,032.0	1,002.6	17.2	(21.8)	(28.5)	376.5	330.3
Marine eliminations	(255.8)	(236.4)	(231.7)	—	—	—	—	—
Total Marine	3,069.4	2,883.7	2,759.4	326.3	262.4	215.3	1,284.8	1,133.9
Fitness	769.3	716.0	657.4	115.3	108.1	104.7	578.4	560.7
Pension - non-service costs	—	—	—	(42.7)	(18.7)	(24.1)	—	—
Corporate/Other	—	—	—	(70.4)	(70.0)	(58.7)	1,228.6	980.1
Total	$3,838.7	$3,599.7	$3,416.8	$328.5	$281.8	$237.2	$3,091.8	$2,674.7

	Depreciation			Amortization
(in millions)	2014	2013	2012	2014	2013	2012
Marine Engine	$44.3	$40.0	$39.0	$2.2	$1.9	$3.0
Boat	24.9	21.2	22.4	0.7	0.8	1.0
Fitness	6.9	6.0	6.0	—	—	0.1
Corporate/Other	2.2	1.5	1.4	—	—	—
Total	$78.3	$68.7	$68.8	$2.9	$2.7	$4.1

	Capital Expenditures			Research & Development Expense
(in millions)	2014	2013	2012	2014	2013	2012
Marine Engine	$57.9	$77.0	$56.6	$72.5	$70.6	$61.5
Boat	46.6	39.7	33.4	23.8	22.4	20.2
Fitness	19.6	8.4	7.6	23.3	21.8	19.3
Corporate/Other	0.7	1.4	0.3	—	—	—
Total	$124.8	$126.5	$97.9	$119.6	$114.8	$101.0

Geographic Segments

	Net Sales			Long-Lived Assets
(in millions)	2014	2013	2012	2014	2013
United States	$2,400.0	$2,214.6	$2,069.2	$367.5	$328.5
International	1,438.7	1,385.1	1,347.6	72.9	70.1
Corporate/Other	—	—	—	19.9	21.3
Total	$3,838.7	$3,599.7	$3,416.8	$460.3	$419.9

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 7 – Fair Value Measurements

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

The following table summarizes Brunswick’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$130.7	$126.8	$—	$257.5
Short-term investments in marketable securities	9.7	73.5	—	83.2
Restricted cash	15.6	—	—	15.6
Derivatives	—	11.1	—	11.1
Total assets	$156.0	$211.4	$—	$367.4

Liabilities:
Derivatives	$—	$3.6	$—	$3.6
Other	4.0	48.8	—	52.8
Total liabilities	$4.0	$52.4	$—	$56.4

The following table summarizes Brunswick’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$119.7	$59.7	$—	$179.4
Short-term investments in marketable securities	0.8	11.9	—	12.7
Restricted Cash	6.5	—	—	6.5
Derivatives	—	2.6	—	2.6
Total assets	$127.0	$74.2	$—	$201.2

Liabilities:
Derivatives	$—	$4.4	$—	$4.4
Other	4.4	46.6	—	51.0
Total liabilities	$4.4	$51.0	$—	$55.4

Refer to Note 14 – Financial Instruments for additional information related to the fair value of derivative assets and liabilities by class. Other liabilities shown in the tables above include certain deferred compensation plans of the Company. In addition to

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

the items shown in the tables above, see Note 17 – Postretirement Benefits for further discussion regarding the fair value measurements associated with the Company’s postretirement benefit plans.

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

Note 8 – Financing Receivables

The Company has recorded financing receivables, which are defined as a contractual right to receive money, as assets on its Consolidated Balance Sheets as of December 31, 2014 and 2013.  Substantially all of the Company’s financing receivables are for commercial customers.  The Company classifies its financing receivables into three categories: receivables repurchased under recourse provisions (Recourse Receivables); receivables sold to third-party finance companies (Third-Party Receivables) and customer notes and other (Other Receivables).  Recourse Receivables are the result of the contingent recourse arrangements discussed in Note 13 – Commitments and Contingencies.  Third-Party Receivables are accounts that have been sold to third-party finance companies, but do not meet the definition of a true sale, and are therefore recorded as an asset with an offsetting balance recorded as a secured obligation in Accrued expenses and Other long-term liabilities as discussed in Note 1 – Significant Accounting Policies.  Other Receivables are mostly comprised of notes from customers, which are originated by the Company in the normal course of business.  Financing receivables are carried at their face amounts less an allowance for doubtful accounts.

The Company sells a broad range of recreational products to a worldwide customer base and extends credit to its customers based upon an ongoing credit evaluation program.  The Company’s business units maintain credit organizations to manage financial exposure and perform credit risk assessments on an individual account basis.  Accounts are not aggregated into categories for credit risk determinations.  Due to the composition of the account portfolio, the Company does not believe that the credit risk posed by the Company’s financing receivables is significant to its operations, financial condition or cash flows.  There were no significant troubled debt restructurings during the years ended December 31, 2014 and 2013.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The following are the Company’s financing receivables, excluding trade accounts receivable contractually due within one year, by segment as of December 31, 2014:

(in millions)	Marine Engine	Boat	Fitness	Corporate (A)	Total
Recourse Receivables:
Short-term	$—	$—	$0.3	$2.7	$3.0
Long-term	—	—	0.2	0.8	1.0
Allowance for credit loss	—	—	(0.3)	(2.9)	(3.2)
Total	—	—	0.2	0.6	0.8

Third-Party Receivables:
Short-term	2.6	4.5	16.6	—	23.7
Long-term	—	—	19.6	—	19.6
Allowance for credit loss	—	—	—	—	—
Total	2.6	4.5	36.2	—	43.3

Other Receivables:
Short-term	7.1	0.2	0.6	4.0	11.9
Long-term	0.6	0.1	0.3	1.3	2.3
Allowance for credit loss	—	(0.2)	—	—	(0.2)
Total	7.7	0.1	0.9	5.3	14.0

Total Financing Receivables	$10.3	$4.6	$37.3	$5.9	$58.1

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The following are the Company’s financing receivables, excluding trade accounts receivable contractually due within one year, by segment as of December 31, 2013:

(in millions)	Marine Engine	Boat	Fitness	Corporate	Total
Recourse Receivables:
Short-term	$—	$—	$0.7	$—	$0.7
Long-term	—	—	0.2	—	0.2
Allowance for credit loss	—	—	(0.4)	—	(0.4)
Total	—	—	0.5	—	0.5

Third-Party Receivables:
Short-term	12.0	3.1	21.1	—	36.2
Long-term	—	—	18.9	—	18.9
Allowance for credit loss	—	—	—	—	—
Total	12.0	3.1	40.0	—	55.1

Other Receivables:
Short-term	10.2	0.3	0.6	0.2	11.3
Long-term	0.9	0.2	0.1	—	1.2
Allowance for credit loss	—	(0.3)	—	—	(0.3)
Total	11.1	0.2	0.7	0.2	12.2

Total Financing Receivables	$23.1	$3.3	$41.2	$0.2	$67.8

The following table sets forth activity related to the allowance for credit loss on financing receivables during the year ended December 31, 2014:

(in millions)	Boat	Fitness	Corporate (A)	Total
Recourse Receivables:
Beginning balance	$—	$0.4	$2.9	$3.3
Current period provision	—	—	—	—
Direct write-downs	—	(0.1)	—	(0.1)
Recoveries	—	—	—	—
Ending balance	$—	$0.3	$2.9	$3.2

Other Receivables:
Beginning balance	$0.3	$—	$—	$0.3
Current period provision	(0.1)	—	—	(0.1)
Direct write-downs	—	—	—	—
Recoveries	—	—	—	—
Ending balance	$0.2	$—	$—	$0.2

(A) The allowance for doubtful accounts related to recourse receivables represents the amount previously reported in the former Bowling & Billiards segment that has been retained by Corporate as a result of the sale of the retail bowling business as discussed in Note 2 – Discontinued Operations.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The following table sets forth activity related to the allowance for credit loss on financing receivables during the year ended December 31, 2013:

(in millions)	Boat	Fitness	Total
Recourse Receivables:
Beginning balance	$—	$0.9	$0.9
Current period provision	—	0.3	0.3
Direct write-downs	—	(0.4)	(0.4)
Recoveries	—	(0.4)	(0.4)
Ending balance	$—	$0.4	$0.4

Other Receivables:
Beginning balance	$2.8	$0.2	$3.0
Current period provision	(0.2)	—	(0.2)
Direct write-downs	(2.3)	(0.2)	(2.5)
Recoveries	—	—	—
Ending balance	$0.3	$—	$0.3

Note 9 – Investments

Investments in Marketable Securities

The Company invests a portion of its cash reserves in marketable debt securities.  These investments are reported in Short-term investments in marketable securities on the Consolidated Balance Sheets. Furthermore, the debt securities have readily determinable market values and are being accounted for as available-for-sale investments.  These investments are recorded at fair value with unrealized gains and losses reflected in Accumulated other comprehensive loss, a component of Shareholders’ equity on the Company’s Consolidated Balance Sheets, on an after-tax basis.

The following is a summary of the Company’s available-for-sale securities, all due in one year or less, as of December 31, 2014:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)
Agency Bonds	$24.0	$—	$—	$24.0
Corporate Bonds	24.9	—	—	24.9
Commercial Paper	33.5	—	—	33.5
U.S. Treasury Bills	0.8	—	—	0.8
Total available-for-sale securities	$83.2	$—	$—	$83.2

The following is a summary of the Company’s available-for-sale securities, all due in one year or less, as of December 31, 2013:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)
Corporate Bonds	$11.9	$—	$—	$11.9
U.S. Treasury Bills	0.8	—	—	0.8
Total available-for-sale securities	$12.7	$—	$—	$12.7

The Company had $11.9 million in redemptions of available-for-sale securities during 2014. The Company had $116.9 million in redemptions and $35.7 million in sales of available-for-sale securities during 2013. During the second quarter of 2013, proceeds from the redemptions and sales of available-for-sale securities were used to repurchase outstanding Senior notes due in 2016. Refer to Note 16 – Debt for more information.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

At each reporting date, management reviews the debt securities to determine if any loss in the value of a security below its amortized cost should be considered “other-than-temporary.”  For the evaluation, management determines whether it intends to sell, or if it is more likely than not that it will be required to sell, the securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and the strategy for managing the Company’s securities portfolio. For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is likely the amortized cost value will be recovered. The Company also considers the nature of the securities, the credit rating or financial condition of the issuer, the extent and duration of the unrealized loss and market conditions.  As of December 31, 2014, there were no unrealized losses related to debt securities that required management evaluation.

Equity Investments

The Company has certain unconsolidated international and domestic affiliates that are accounted for using the equity method. The equity method is applied in situations where the Company has the ability to exercise significant influence, but not control, over the investees. Management reviews equity investments for impairment whenever indicators are present suggesting that the carrying value of an investment is not recoverable. The following items are examples of impairment indicators: significant, sustained declines in an investee’s revenue, earnings, and cash flow trends; adverse market conditions of the investee’s industry or geographic area; the investee’s inability to execute its operating plan; the investee’s ability to continue operations measured by several items, including liquidity; and other factors. Once an impairment indicator is identified, management uses considerable judgment to determine if the decline in value is other than temporary, in which case the equity investment is written down to its estimated fair value, which could significantly adversely impact reported results of operations.

In the fourth quarter of 2014, the Company determined that the fair value of its 36 percent investment in Bella-Veneet Oy (Bella), a Finnish boat manufacturer, had declined significantly as a result of the inability of the business to achieve profitability due to weak market conditions for its products, which has led to significant declines in revenue. The Company calculates fair value using the income approach described in the Goodwill and Other Intangibles section of Note 1 – Significant Accounting Policies. As a result of performing its analysis, the Company determined that the book value of its investment exceeded its fair value and concluded that this decline in value was other than temporary. The Company recorded a $20.2 million charge during the fourth quarter of 2014 in order to reflect the fair value of the Company’s investment in Bella of $1.1 million. This charge is reported as Impairment of equity method investment in the Consolidated Statements of Operations. Management performed similar analyses in 2013 and 2012 and concluded that no impairment adjustments were required.

Refer to Note 10 – Financial Services for more details on the Company’s Brunswick Acceptance Company, LLC joint venture. The Company contributed $0.9 million and $0.8 million in 2014 and 2013, respectively, to fund a part ownership of Mercury Finance, a joint venture between Brunswick's Mercury Marine division and Allied Credit, an Australian-based finance company. The Company did not make any contributions to its other joint ventures in 2012.

Brunswick did not receive any dividends from its unconsolidated affiliates in 2014 or 2012, but did receive $0.3 million of dividends in the year ended December 31, 2013.

The Company's sales to and purchases from its equity investments, along with the corresponding receivables and payables, were not material to the Company's overall results of operations for the years ended December 31, 2014, 2013, and 2012, or its financial position as of December 31, 2014 and 2013.

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

Note 10 – Financial Services

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

In March 2013, the term of the BAC joint venture was extended through December 31, 2016.  The joint venture agreement contains provisions allowing for the renewal of the agreement or the purchase of the other party’s interest in the joint venture at the end of its term.  Alternatively, either partner may terminate the agreement at the end of its term.  In June 2014, the joint venture

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

agreement was amended to adjust a financial covenant that was conformed to the maximum leverage ratio test contained in the Facility as described in Note 16 – Debt. As of December 31, 2014, the Company was in compliance with the leverage ratio covenant under both the joint venture agreement and the Facility as described in Note 16 – Debt.

BAC is funded in part through a $1.0 billion secured borrowing facility from GE Commercial Distribution Finance Corporation (GECDF), which is in place through the term of the joint venture, and with equity contributions from both partners.  BAC also sells a portion of its receivables to a securitization facility, the GE Dealer Floorplan Master Note Trust, which is arranged by GECC.  The sales of these receivables meet the requirements of a “true sale” and are therefore not retained on the financial statements of BAC.  The indebtedness of BAC is not guaranteed by the Company or any of its subsidiaries.  In addition, BAC is not responsible for any continuing servicing costs or obligations with respect to the securitized receivables.  Through June 28, 2014, BFS and GECDF had an income sharing arrangement related to income generated from the receivables sold by BAC to the securitization facility.  The Company recorded this income in Other income, net, in the Consolidated Statements of Operations. Beginning July 1, 2014, BAC began recognizing all income related to securitized receivables at the time of sale to conform with a change in the structure of the securitization facility. The income sharing arrangement remained in place through December 31, 2014 for assets securitized prior to July 1, 2014.

The Company considers BFS’s investment in BAC as an investment in a variable interest entity of which the Company is not the primary beneficiary.  To be considered the primary beneficiary, the Company must have the power to direct the activities of BAC that most significantly impact BAC’s economic performance and the Company must have the obligation to absorb losses or the right to receive benefits from BAC that could be potentially significant to BAC.  Based on a qualitative analysis performed by the Company, BFS did not meet the definition of a primary beneficiary.  As a result, BFS’s investment in BAC is accounted for by the Company under the equity method and is recorded as a component of Equity investments in its Consolidated Balance Sheets.  The Company records BFS’s share of income or loss in BAC based on its ownership percentage in the joint venture in Equity earnings (loss) in its Consolidated Statements of Operations.  BFS’s equity investment is adjusted monthly to maintain a 49 percent interest in accordance with the capital provisions of the joint venture agreement.  The Company funds its investment in BAC through cash contributions and reinvested earnings.  BFS’s total investment in BAC at December 31, 2014 and December 31, 2013 was $10.8 million and $11.2 million, respectively.

The Company’s maximum loss exposure relating to BAC is detailed as follows:

(in millions)	December 31, 2014	December 31, 2013
Investment	$10.8	$11.2
Repurchase and recourse obligations (A)	37.3	37.0
Liabilities (B)	(1.6)	(1.4)
Total maximum loss exposure	$46.5	$46.8

(A)
Repurchase and recourse obligations are off-balance sheet obligations provided by the Company for the Boat and Marine Engine segments, respectively, and are included within the Maximum Potential Obligations disclosed in Note 13 – Commitments and Contingencies.  Repurchase and recourse obligations are mainly related to a North American repurchase agreement with GECDF and could be reduced by repurchase activity occurring under other similar agreements with GECDF and affiliates.  The Company’s risk under these repurchase arrangements is partially mitigated by the value of the products repurchased as part of the transaction.  Amounts above exclude any potential recoveries from the value of the repurchased product. The previously reported amount of $51.8 million as of December 31, 2013, reflects repurchase and recourse obligations under the Company's global repurchase agreement that was replaced in 2013 with the North American repurchase agreement described above.

(B)
Represents accrued amounts for potential losses related to recourse exposure and the Company’s expected losses on obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of these products to alternative dealers.

BFS recorded income related to the operations of BAC of $6.0 million, $3.7 million and $3.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. This income includes amounts earned by BFS under the aforementioned income sharing agreement.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 11 – Goodwill and Other Intangibles

A summary of changes in the Company's goodwill during the period ended December 31, 2014, by segment follows:

(in millions)	December 31, 2013	Acquisitions	Impairments	Adjustments	December 31, 2014
Marine Engine	$20.8	$8.8	$—	$(1.6)	$28.0
Fitness	270.9	—	—	(2.0)	268.9
Total	$291.7	$8.8	$—	$(3.6)	$296.9

A summary of changes in the Company's goodwill during the period ended December 31, 2013, by segment follows:

(in millions)	December 31, 2012	Acquisitions	Impairments	Adjustments	December 31, 2013
Marine Engine	$21.1	$—	$—	$(0.3)	$20.8
Fitness	270.6	—	—	0.3	270.9
Total	$291.7	$—	$—	$—	$291.7

Adjustments in 2014 and 2013 relate to the effect of foreign currency translation on goodwill denominated in currencies other than the U.S. dollar. See Note 4 – Acquisitions for further details on the Company's acquisitions.

A summary of changes in the Company's trade names, included within Other intangibles, net on the Consolidated Balance Sheets during the period ended December 31, 2014, by segment follows:

(in millions)	December 31, 2013	Acquisitions	Impairments	Adjustments	December 31, 2014
Marine Engine	$18.1	$3.7	$—	$(0.3)	$21.5
Boat	9.6	—	—	(0.1)	9.5
Fitness	0.5	—	—	—	0.5
Total	$28.2	$3.7	$—	$(0.4)	$31.5

A summary of changes in the Company's trade names during the period ended December 31, 2013, by segment follows:

(in millions)	December 31, 2012	Acquisitions	Impairments	Adjustments	December 31, 2013
Marine Engine	$18.1	$—	$—	$—	$18.1
Boat	9.6	—	—	—	9.6
Fitness	0.5	—	—	—	0.5
Total	$28.2	$—	$—	$—	$28.2

Adjustments in 2014 primarily relate to the effect of foreign currency translation on trade names denominated in currencies other than the U.S. dollar. See Note 4 – Acquisitions for further details on the Company's acquisitions.

Other intangibles consist of the following:

	December 31, 2014		December 31, 2013
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships	$234.8	$(223.5)	$227.6	$(221.4)
Other	15.7	(13.0)	14.0	(13.0)
Total	$250.5	$(236.5)	$241.6	$(234.4)

Other amortized intangible assets include patents, non-compete agreements and other intangible assets. See Note 4 – Acquisitions for further details on intangibles acquired during 2014. Gross amounts and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation. Aggregate amortization expense for intangibles was

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

$2.9 million, $2.7 million and $4.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. Estimated amortization expense for intangible assets is approximately $3 million for the year ending December 31, 2015, approximately $2 million in 2016, approximately $2 million in 2017, approximately $2 million in 2018, and approximately $1 million in 2019.

Note 12 – Income Taxes

The sources of Earnings before income taxes were as follows:

(in millions)	2014	2013	2012
United States	$242.9	$153.3	$111.8
Foreign	45.0	55.6	44.2
Earnings before income taxes	$287.9	$208.9	$156.0

The Income tax provision (benefit) consisted of the following:

(in millions)	2014	2013	2012
Current tax expense:
U.S. Federal	$18.2	$32.4	$4.0
State and local	2.6	5.8	1.3
Foreign	23.9	18.3	17.8
Total current	44.7	56.5	23.1

Deferred tax expense (benefit):
U.S. Federal	42.4	(514.6)	11.5
State and local	5.7	(86.2)	(0.4)
Foreign	0.2	(3.6)	(2.8)
Total deferred	48.3	(604.4)	8.3

Income tax provision (benefit)	$93.0	$(547.9)	$31.4

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Temporary differences and carryforwards giving rise to deferred tax assets and liabilities at December 31, 2014 and 2013, were as follows:

(in millions)	2014	2013
Current deferred tax assets:
Product warranties	$40.7	$44.0
Sales incentives and discounts	28.3	26.7
Tax credit carryforwards	57.2	—
Other	98.7	83.6
Gross current deferred tax assets	224.9	154.3
Valuation allowance	(10.6)	(11.6)
Total net current deferred tax assets	214.3	142.7

Current deferred tax liabilities:
Other	(6.4)	(5.1)
Total current deferred tax liabilities	(6.4)	(5.1)
Total net current deferred tax assets	$207.9	$137.6

Non-current deferred tax assets:
Pension	$131.5	$107.8
Loss carryforwards	68.4	93.1
Tax credit carryforwards	35.0	163.2
Depreciation and amortization	51.0	53.8
Deferred compensation	29.5	27.6
Postretirement and postemployment benefits	22.0	24.3
Deferred revenue	24.7	16.6
Equity compensation	22.3	19.4
Other	16.4	15.1
Gross non-current deferred tax assets	400.8	520.9
Valuation allowance	(58.4)	(76.6)
Total net non-current deferred tax assets	342.4	444.3

Non-current deferred tax liabilities:
Unremitted foreign earnings and withholding	(19.3)	(24.6)
State and local income taxes	(35.3)	(40.0)
Other	(0.1)	(2.7)
Total non-current deferred tax liabilities	(54.7)	(67.3)

Total net non-current deferred tax assets (liabilities)	$287.7	$377.0

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

In the fourth quarter of 2013, the Company reached the conclusion that it was appropriate to release valuation allowance reserves against a significant portion of its federal deferred tax assets and against certain state deferred tax assets due to the sustained positive operating performance of its U.S. operations and the expectation of future taxable income. Additionally, the Company

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

achieved a cumulative three year income position domestically, reached four consecutive quarters of positive pre-tax operating earnings, and completed its near- and mid-term business plans, all of which were significant positive factors that overcame substantive prior negative evidence. The Company also considered forecasts of future operating results and utilization of net operating losses and tax credits prior to their expiration. Reversal of deferred tax asset valuation allowances also were recorded in the fourth quarter of 2013 for business units located in Norway and Sweden. As a result, the Company recorded a $599.5 million reversal of its deferred tax asset valuation allowance reserves in the fourth quarter of 2013 after determining it was more likely than not that certain deferred tax assets would be realized. The Company's remaining valuation allowance reserves at December 31, 2013 in the U.S. primarily related to capital loss carryforwards, non-amortizable intangibles, and various state operating loss carryforwards and state tax credits that are subject to rules which may limit future utilization, as well as for certain foreign jurisdictions, including Brazil, Portugal and Spain.

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

At December 31, 2014, the Company had a total valuation allowance against its deferred tax assets of $69.0 million, of which $10.6 million was classified as current and $58.4 million as non-current. The remaining realizable value of deferred tax assets at December 31, 2014 was determined by evaluating the potential to recover the value of these assets through the utilization of tax loss and credit carrybacks, the reversal of existing taxable temporary differences, certain tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards. At December 31, 2014, the Company retained valuation allowance reserves of $59.5 million against deferred tax assets in the U.S. primarily related to non-amortizable intangibles and various state operating loss carryforwards and state tax credits that are subject to restrictive rules for future utilization, and valuation allowances of about $9.5 million for deferred tax assets related to foreign jurisdictions, primarily for Brazil and Portugal.

At December 31, 2014, the tax benefit of loss carryovers totaling $72.1 million were available to reduce future tax liabilities. This deferred tax asset was comprised of $59.9 million for the tax benefit of state net operating loss (NOL) carryforwards and, $12.2 million for the tax benefit of foreign NOL carryforwards. NOL carryforwards of $63.4 million expire at various intervals between the years 2015 and 2033, while $8.7 million have an unlimited life.

At December 31, 2014, tax credit carryforwards totaling $95.7 million were available to reduce future tax liabilities. This deferred tax asset was comprised of $63.6 million related to general business credits and other miscellaneous federal credits, and $32.1 million of various state tax credits related to research and development, capital investment and job incentives. The above credits expire at various intervals between the years 2015 and 2034.

The Company has historically provided deferred taxes for the presumed ultimate repatriation to the U.S. of earnings from most of its non-U.S. subsidiaries and unconsolidated affiliates. As of December 31, 2013, the indefinite reversal criterion had been applied to certain entities and allowed the Company to overcome that presumption to the extent the earnings were to be indefinitely reinvested outside the United States. As of January 1, 2014, the Company determined that the indefinite reinvestment assertion should be applied to certain additional non-U.S. subsidiaries' earnings for only 2014 and future years which will be considered indefinitely reinvested. Accordingly, no deferred income taxes have been provided as of December 31, 2014 on the applicable undistributed earnings of the non-U.S. subsidiaries where the indefinite reinvestment assertion has been applied. The Company had undistributed earnings of foreign subsidiaries of $65.0 million and $26.1 million at December 31, 2014 and 2013, respectively, for which deferred taxes have not been provided as such earnings are presumed to be indefinitely reinvested in the foreign subsidiaries. If at some future date these earnings cease to be indefinitely reinvested and are repatriated, the Company may be subject to additional U.S. income taxes and foreign withholding and other taxes on such amounts. The Company continues to provide deferred taxes, as required, on the undistributed net earnings of foreign subsidiaries and unconsolidated affiliates that are not deemed to be indefinitely reinvested in operations outside the United States.

As of December 31, 2014, 2013 and 2012 the Company had $5.1 million, $6.3 million and $27.8 million of gross unrecognized tax benefits, including interest, respectively. Of these amounts, $5.0 million, $5.9 million, and $26.8 million, respectively, represent the portion that, if recognized, would impact the Company's tax provision and the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2014, 2013 and 2012 the Company had $0.3 million, $0.3 million and $3.1 million accrued for the payments of interest, respectively, and no amounts accrued for penalties.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties for the 2014 and 2013 annual reporting periods:

(in millions)	2014	2013
Balance at January 1	$6.0	$24.7
Gross increases - tax positions prior periods	0.5	3.8
Gross decreases - tax positions prior periods	(0.4)	(4.3)
Gross increases - current period tax positions	0.7	1.1
Decreases - settlements with taxing authorities	(0.7)	(8.0)
Reductions - lapse of statute of limitations	(1.2)	(11.4)
Other	(0.1)	0.1
Balance at December 31	$4.8	$6.0

The Company believes it is reasonably possible that the total amount of gross unrecognized tax benefits as of December 31, 2014 could decrease by approximately $0.3 million in 2015 due to settlements with taxing authorities or lapses in the statue of limitations. Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in 2015, but the amount cannot be estimated.

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

The difference between the actual income tax provision (benefit) and the tax provision computed by applying the statutory Federal income tax rate to Earnings before income taxes is attributable to the following:

(in millions)	2014	2013	2012
Income tax provision at 35 percent	$100.7	$73.1	$54.6
State and local income taxes, net of Federal income tax effect	6.4	2.5	(0.6)
Deferred tax asset valuation allowance	(7.6)	(595.2)	(25.0)
Income attributable to domestic production activities	(8.8)	(3.8)	(2.8)
Impairment of equity method investment	4.0	—	—
Change in estimates related to prior years and prior years amended tax return filings	(1.4)	3.3	(1.8)
Federal and state tax credits	(7.6)	(14.7)	(0.3)
Taxes related to foreign income, net of credits	5.2	2.3	6.6
Taxes related to unremitted earnings	(5.5)	(5.3)	(3.4)
Tax reserve reassessment	(0.3)	(12.8)	3.7
Deferred tax reassessment	3.5	(1.6)	(0.6)
Other	4.4	4.3	1.0
Actual income tax provision (benefit)	$93.0	$(547.9)	$31.4

Effective tax rate	32.3%	NM	20.1%

NM = Not meaningful

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Income tax provision (benefit) allocated to continuing operations and discontinued operations for the years ended December 31 was as follows:

(in millions)	2014	2013	2012
Continuing operations	$93.0	$(547.9)	$31.4
Discontinued operations	11.0	(0.1)	2.9
Total tax provision (benefit)	$104.0	$(548.0)	$34.3

Note 13 – Commitments and Contingencies

Financial Commitments

The Company has entered into guarantees of indebtedness of third parties, primarily in connection with customer financing programs.  Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount that is less than total obligations outstanding.  The Company has also extended guarantees to third parties that have purchased customer receivables from Brunswick and, in certain instances, has guaranteed secured term financing of its customers.  Potential payments in connection with these customer financing arrangements generally extend over several years.  The potential cash obligations associated with these customer financing arrangements as of December 31, 2014 and December 31, 2013 were:

	Single Year Obligation		Maximum Obligation
(in millions)	2014	2013	2014	2013
Marine Engine	$2.6	$8.8	$2.6	$8.8
Boat	3.7	3.1	3.7	3.1
Fitness	24.6	24.4	29.5	28.9
Total	$30.9	$36.3	$35.8	$40.8

In most instances, upon repurchase of the receivable or note, the Company receives rights to the collateral securing the financing.  The Company’s risk under these arrangements is partially mitigated by the value of the collateral that secures the financing.  The Company had $1.2 million and $1.5 million accrued for potential losses related to recourse exposure at December 31, 2014 and December 31, 2013, respectively.

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the customer, to repurchase from the third-party lender those Brunswick products repossessed from the customer.  These arrangements are typically subject to a maximum repurchase amount. The potential cash payments the Company could be required to make to repurchase collateral as of December 31, 2014 and December 31, 2013 were:

	Single Year Obligation		Maximum Obligation
(in millions)	2014	2013	2014	2013
Marine Engine	$1.5	$2.2	$1.5	$2.2
Boat	54.9	62.5	54.9	62.5
Fitness	0.4	0.3	0.4	0.3
Total	$56.8	$65.0	$56.8	$65.0

The Company’s risk under these repurchase arrangements is partially mitigated by the value of the products repurchased as part of the transaction.  The Company had $1.2 million and $1.7 million accrued for potential losses related to repurchase exposure at December 31, 2014 and December 31, 2013, respectively.  The Company’s repurchase accrual represents the expected losses that could result from obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of those products to alternative dealers.

The Company has recorded its estimated net liability associated with losses from these guarantee and repurchase obligations on its Consolidated Balance Sheets based on historical experience and current facts and circumstances.  Historical cash requirements and losses associated with these obligations have not been significant, but could increase if dealer defaults exceed current expectations.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The Company has accounts receivable sale arrangements with third parties which are included in the guarantee arrangements discussed above.  The Company treats the sale of receivables in which the Company retains an interest as a secured obligation as the transfers of the receivables under these arrangements do not meet the requirements of a “true sale.”  Accordingly, the current portion of these arrangements of $23.7 million and $36.2 million was recorded in Accounts and notes receivable and Accrued expenses as of December 31, 2014 and December 31, 2013, respectively.  Further, the long-term portion of these arrangements of $19.6 million and $18.9 million as of December 31, 2014 and December 31, 2013, respectively, was recorded in Other long-term assets and Other long-term liabilities.

Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling $8.0 million and $12.6 million, respectively, as of December 31, 2014.  A large portion of these standby letters of credit and surety bonds are related to the Company’s self-insured workers’ compensation program as required by its insurance companies and various state agencies.  The Company has recorded reserves to cover the anticipated liabilities associated with these programs.  Under certain circumstances, such as an event of default under the Company’s revolving credit facility, or, in the case of surety bonds, a ratings downgrade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds.  The Company is not required to post letters of credit as collateral against surety bonds as of December 31, 2014.

The Company has a collateral trust arrangement with insurance carriers and a trustee bank.  The trust is owned by the Company, but the assets are pledged as collateral against workers’ compensation related obligations in lieu of other forms of collateral including letters of credit.  In connection with this arrangement, the Company had $15.6 million and $6.5 million of cash in the trust at December 31, 2014 and December 31, 2013, respectively, which was classified as Restricted cash in the Company's Consolidated Balance Sheets. In 2014, the Company made net transfers of $9.1 million to the trust related to an increase in annual collateral requirements for the current policy year net of canceled letters of credit which had previously provided collateral against these obligations. In 2013, the insurance carrier reduced the required collateral amount, which resulted in a $6.5 million net transfer out of the trust.

Product Warranties

The Company records a liability for product warranties at the time revenue is recognized.  The liability is estimated using historical warranty experience, projected claim rates and expected costs per claim.  The Company adjusts its liability for specific warranty matters when they become known and the exposure can be estimated.  The Company’s warranty liabilities are affected by product failure rates as well as material usage and labor costs incurred in correcting a product failure.  If actual costs differ from estimated costs, the Company must make a revision to the warranty liability. Changes in the Company's warranty liabilities due to improvements in the Company's experience and adjustments related to changes in estimates are included as Aggregate changes for preexisting warranties presented in the table below and prior year amounts have been reclassified to conform to the current period presentation.

The following activity related to product warranty liabilities was recorded in Accrued expenses during the years ended December 31, 2014 and December 31, 2013:

(in millions)	2014	2013
Balance at beginning of period	$119.6	$126.2
Payments made	(55.2)	(63.1)
Provisions/additions for contracts issued/sold	64.7	69.6
Aggregate changes for preexisting warranties	(18.5)	(13.1)
Balance at end of period	$110.6	$119.6

Additionally, end users of the Marine Engine, Boat and Fitness segments' products may purchase a contract from the Company that extends product warranty beyond the standard period.  For certain extended warranty contracts in which the Company retains the warranty or administration obligation, a deferred liability is recorded based on the aggregate sales price for contracts sold.  The deferred liability is reduced and revenue is recognized on a straight-line basis over the contract period during which costs are expected to be incurred.  Deferred revenue associated with contracts sold by the Company that extend product protection beyond the standard product warranty period, not included in the table above, was $72.6 million and $66.8 million at December 31, 2014 and December 31, 2013, respectively, and is recorded in Accrued expenses and Other long-term liabilities.

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

The environmental remediation and clean-up projects in which the Company is involved have an aggregate estimated range of exposure of approximately $39.9 million to $70.5 million as of December 31, 2014. At December 31, 2014 and 2013, the Company had reserves for environmental liabilities of $39.9 million and $42.2 million, respectively, reflected in Accrued expenses and Other long-term liabilities in the Consolidated Balance Sheets. The Company recorded environmental provisions of $1.0 million, $0.5 million and $0.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company accrues for environmental remediation-related activities for which commitments or clean-up plans have been developed and for which costs can be reasonably estimated. All accrued amounts are generally determined in consultation with third-party experts on an undiscounted basis and do not consider recoveries from third parties until such recoveries are realized. In light of existing reserves, the Company's environmental claims, when finally resolved, are not expected, in the opinion of management, to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Note 14 – Financial Instruments

The Company operates globally with manufacturing and sales facilities in various locations around the world.  Due to the Company’s global operations, the Company engages in activities involving both financial and market risks.  The Company utilizes normal operating and financing activities, along with derivative financial instruments, to minimize these risks.

Derivative Financial Instruments. The Company uses derivative financial instruments to manage its risks associated with movements in foreign currency exchange rates, interest rates and commodity prices.  Derivative instruments are not used for trading or speculative purposes.  For certain derivative contracts, on the date a derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction (cash flow hedge).  The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction.  This process includes linking derivatives that are designated as hedges to specific forecasted transactions.  The Company also assesses, both at the hedge’s inception and monthly thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in the anticipated cash flows of the hedged item.  If the hedging relationship ceases to be highly effective, or it becomes probable that a forecasted transaction is no longer expected to occur, gains and losses on the derivative are recorded in Cost of sales or Interest expense as appropriate.  There were no material adjustments as a result of ineffectiveness to the results of operations for the years ended December 31, 2014, 2013 and 2012. The fair value of derivative financial instruments is determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded.  The effects of derivative and financial instruments are not expected to be material to the Company’s financial position or results of operations when considered together with the underlying exposure being hedged. Use of derivative financial instruments exposes the Company to credit risk with its counterparties when the fair value of a derivative contract is an asset. The Company mitigates this risk by entering into derivative contracts with highly rated counterparties. The maximum amount of loss due to counterparty credit risk is limited to the asset value of derivative financial instruments.

Cash Flow Hedges. The Company enters into certain derivative instruments that are designated and qualify as cash flow hedges.  The Company executes both forward and option contracts, based on forecasted transactions, to manage foreign exchange

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

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

A cash flow hedge requires that as changes in the fair value of derivatives occur, the portion of the change deemed to be effective is recorded temporarily in Accumulated other comprehensive loss, an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  As of December 31, 2014, the term of derivative instruments hedging forecasted transactions ranged from one to 20 months.

The following activity related to cash flow hedges was recorded in Accumulated other comprehensive loss as of December 31:

	Accumulated Unrealized Derivative
	Gains (Losses)
	2014		2013
(in millions)	Pretax	After-tax	Pretax	After-tax
Beginning balance	$(7.5)	$(11.3)	$(7.3)	$(10.7)
Net change in value of outstanding hedges	6.5	4.4	(4.5)	(5.3)
Net amount recognized into earnings (loss)	2.2	1.4	4.3	4.7
Ending balance	$1.2	$(5.5)	$(7.5)	$(11.3)

Fair Value Hedges. From time-to-time, the Company enters into fixed-to-floating interest rate swaps to convert a portion of the Company's long-term debt from fixed to floating rate debt. An interest rate swap is entered into with the expectation that the change in the fair value of the interest rate swap will offset the change in the fair value of the debt instrument attributable to changes in the benchmark interest rate. Each period, the change in the fair value of the interest rate swap asset or liability is recorded in debt.

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

Forward exchange contracts outstanding at December 31, 2014 and December 31, 2013 had notional contract values of $153.5 million and $158.0 million, respectively.  Option contracts outstanding at December 31, 2014 and December 31, 2013, had notional contract values of $87.0 million and $60.9 million, respectively.  The forward and options contracts outstanding at December 31, 2014, mature during 2015 and mainly relate to the Euro, Canadian dollar, Japanese yen, Brazilian real, British pound, Australian dollar, Swedish krona, Mexican peso, Norwegian krone and New Zealand dollar.  As of December 31, 2014, the Company estimates that during the next 12 months, it will reclassify approximately $5.3 million of net gains (based on current rates) from Accumulated other comprehensive loss to Cost of sales.

Interest Rate. In the second quarter of 2014, the Company entered into fixed-to-floating interest rate swaps to convert a portion of the Company's long-term debt from fixed to floating rate debt. As of December 31, 2014, the outstanding swaps had notional contract values of $200.0 million, of which $150.0 million correspond to the Company's 4.625 percent Senior notes due 2021 and $50.0 million correspond to the Company's 7.375 percent Debentures due 2023. There were no fixed-to-floating interest rate swaps outstanding as of December 31, 2013. These instruments have been designated as fair value hedges, with the fair market value recorded in long-term debt as discussed in Note 16 – Debt.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The Company also enters into forward starting interest rate swaps from time to time to hedge the interest rate risk associated with anticipated debt issuances. There were no forward starting interest rate swaps outstanding at December 31, 2014 and December 31, 2013. In connection with the issuance of $150.0 million of 4.625 percent Senior notes due 2021, in May 2013, the Company terminated the $100.0 million notional value forward starting interest swaps, which resulted in a net deferred loss of $5.8 million, which was recorded as a component of Accumulated other comprehensive loss and is being amortized to interest expense over the life of the related debt.

As of December 31, 2014 and December 31, 2013, the Company had $5.2 million and $5.3 million, respectively, of net deferred losses associated with all forward starting interest rate swaps, which were included in Accumulated other comprehensive loss.  These amounts include gains deferred on forward starting interest rate swaps terminated in July 2006, net of losses deferred on forward starting swaps terminated in August 2008 and the forward starting swaps terminated in May 2013 discussed above.  In the second quarter of 2013, the Company recognized $1.1 million of income associated with the gains originally deferred in Accumulated other comprehensive loss resulting from the difference between the amount of new debt issued and the original notional value of swaps terminated in July 2006.  As of December 31, 2014, the Company estimates that during the next 12 months, it will reclassify approximately $0.1 million of net losses resulting from settled forward starting interest rate swaps from Accumulated other comprehensive loss to Interest expense.

Commodity Price. The Company uses commodity swaps to hedge anticipated purchases of aluminum, copper and natural gas.  Commodity swap contracts outstanding at December 31, 2014 and December 31, 2013 had notional contract values of $22.9 million and $26.2 million, respectively.  The contracts outstanding mature through 2016.  The amount of gain or loss associated with the change in fair value of these instruments is deferred in Accumulated other comprehensive loss and recognized in Cost of sales in the same period or periods during which the hedged transaction affects earnings.  As of December 31, 2014, the Company estimates that during the next 12 months it will reclassify approximately $1.0 million in net gains (based on current prices) from Accumulated other comprehensive loss to Cost of sales.

As of December 31, 2014, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets		Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid expenses and other	$5.9	Accrued expenses	$1.5
Commodity contracts	Prepaid expenses and other	0.3	Accrued expenses	0.7
Total		$6.2		$2.2

Derivatives Designated as Fair Value Hedges
Interest rate contracts	Prepaid expenses and other	$3.9	Accrued expenses	$1.3
Total		$3.9		$1.3

Other Hedging Activity
Foreign exchange contracts	Prepaid expenses and other	$1.0	Accrued expenses	$0.1
Total		$1.0		$0.1

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

As of December 31, 2013, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets		Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid expenses and other	$2.5	Accrued expenses	$2.3
Commodity contracts	Prepaid expenses and other	0.0	Accrued expenses	1.2
Total		$2.5		$3.5

Other Hedging Activity
Foreign exchange contracts	Prepaid expenses and other	$0.1	Accrued expenses	$0.9
Total		$0.1		$0.9

The effect of derivative instruments on the Consolidated Statements of Operations for the year ended December 31, 2014 was:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)
Interest rate contracts	$—	Interest expense	$(0.1)
Foreign exchange contracts	5.9	Cost of sales	(0.2)
Commodity contracts	0.6	Cost of sales	(1.9)
Total	$6.5		$(2.2)

Derivatives Designated as Fair Value Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
Interest rate contracts	Interest expense	$2.5
Total		$2.5

Other Hedging Activity	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
Foreign exchange contracts	Cost of sales	$0.1
Foreign exchange contracts	Other income, net	1.0
Total		$1.1

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The effect of derivative instruments on the Consolidated Statements of Operations for the year ended December 31, 2013 was:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)
Interest rate contracts	$(0.2)	Interest expense	$1.4
Foreign exchange contracts	(0.4)	Cost of sales	(3.0)
Commodity contracts	(3.9)	Cost of sales	(2.7)
Total	$(4.5)		$(4.3)

Other Hedging Activity	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
Foreign exchange contracts	Cost of sales	$(0.9)
Foreign exchange contracts	Other income, net	(0.1)
Total		$(1.0)

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

Fair Value of Other Financial Instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, accounts and notes receivable and short-term debt, including current maturities of long-term debt, approximate their fair values because of the short maturity of these instruments.  At December 31, 2014 and 2013, the fair value of the Company’s long-term debt was approximately $460.2 million and $461.6 million, respectively, and was determined using Level 1 and Level 2 inputs described in Note 7 – Fair Value Measurements, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt.  The carrying value of long-term debt, including current maturities, was $455.7 million and $459.8 million as of December 31, 2014 and December 31, 2013, respectively.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 15 – Accrued Expenses

Accrued Expenses at December 31, 2014 and 2013 were as follows:

(in millions)	2014	2013
Compensation and benefit plans	$147.7	$144.2
Product warranties	110.6	119.6
Sales incentives and discounts	90.0	83.1
Deferred revenue and customer deposits	57.7	45.4
Insurance reserves	42.8	31.8
Secured obligations, repurchase and recourse	26.1	39.4
Environmental reserves	10.1	7.5
Interest	8.4	8.4
Real, personal and other non-income taxes	7.9	9.8
Derivatives	3.6	4.4
Other	56.6	35.8
Total accrued expenses	$561.5	$529.4

Note 16 – Debt

Long-term debt at December 31, 2014 and December 31, 2013 consisted of the following:

(in millions)	2014	2013
Notes, 7.125% due 2027, net of discount of $0.5 and $0.5	$162.7	$162.7
Senior notes, currently 4.625%, due 2021(A)	150.5	150.0
Debentures, 7.375% due 2023, net of discount of $0.2 and $0.2(A)	104.1	103.7
Loan with Fond du Lac County Economic Development Corporation, 2.0% due 2021, net of discount of $5.2 and $5.9	32.5	36.8
Notes, various up to 5.892% payable through 2022	5.9	6.6
Total long-term debt	455.7	459.8
Current maturities of long-term debt	(5.5)	(6.4)
Long-term debt, net of current maturities	$450.2	$453.4

(A) Included in Senior notes, 4.625% due 2021 and Debentures, 7.375% due 2023 at December 31, 2014, is the estimated aggregate fair value related to the fixed-to-floating interest rate swaps as discussed in Note 14 – Financial Instruments.

Scheduled maturities, net of discounts:

(in millions)
2015	$5.5
2016	5.9
2017	5.9
2018	5.9
2019	6.1
Thereafter	426.4
Total long-term debt including current maturities	$455.7

In June 2014, the Company amended and restated the five-year $300.0 million secured, asset-based borrowing facility it entered into during March 2011 and converted it into a five-year $300.0 million secured facility (Facility) which is in effect through 2019. Under the terms of the agreement, the security was released as of December 26, 2014. As of December 31, 2014, available borrowing capacity totaled $294.1 million, net of $5.9 million of letters of credit outstanding under the Facility.  The Company has the ability to issue up to $100.0 million in letters of credit under the Facility.  The Company had no borrowings under the Facility during the year ended December 31, 2014.  The Company initially paid a facility fee of 25.0 basis points per annum,

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

however in August 2014, the fee was adjusted to 20.0 basis points per annum based on the Company's leverage ratio.  Once the Company achieves the Investment Grade Release Conditions, the facility fee per annum will be within a range of 12.5 to 35.0 basis points based on the Company's credit rating. The Investment Grade Release Conditions are defined as the date upon which the Company receives an investment grade credit rating by either Standard & Poor's or Moody's and meets the leverage ratio requirements of less than or equal to 2.25:1.00 for the prior two fiscal quarters. Under the terms of the Facility, the Company has two borrowing options, including borrowing at a rate tied to adjusted LIBOR plus a spread of 130.0 basis points or a base rate plus a margin of 30.0 basis points. The rates are determined by a leverage ratio, with a range of 130.0 to 190.0 basis points for LIBOR rate borrowings and a range of 30.0 to 90.0 basis points for base rate borrowings, until the occurrence of the Investment Grade Release Conditions, on and after which the rate will be determined by the Company’s credit ratings, with a range of 100.0 to 190.0 basis points for LIBOR rate borrowings and a range of 0.0 to 90.0 basis points for base rate borrowings.

The Company is required to maintain compliance with two financial covenants included in the Facility - a minimum interest coverage ratio and a maximum leverage ratio.  The minimum interest coverage ratio, as defined in the agreement, is not permitted to be less than 3.50 to 1.00. The maximum leverage ratio, as defined in the agreement, is not permitted to be more than 3.00 to 1.00, unless the Company completes an acquisition of more than $100.0 million, which increases the maximum leverage ratio to 3.25 to 1.00 for the twelve months following the acquisition. As of December 31, 2014, the Company was in compliance with these two financial covenants in the Facility.

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

As provided under the terms of its loan agreement with the Fond du Lac County Economic Development Corporation, which is secured by the Company's property located in Fond du Lac, Wisconsin, up to a maximum of 43 percent of the principal due annually can be forgiven if the Company achieves certain employment targets as outlined in the agreement. The amount of loan forgiveness is based on average employment levels at the end of the previous four quarters. Total loan forgiveness was $2.1 million or 43 percent of the principal due for both the years ended December 31, 2014 and December 31, 2013.

The Company’s debt repurchase activity for the years ended December 31, 2014 and December 31, 2013 was as follows:

(in millions)	2014	2013
Senior notes, 11.25%, due 2016	$—	$249.8
Debentures, 7.375%, due 2023	0.9	4.8
Notes, 7.125%, due 2027	—	3.4
Total debt repurchases	$0.9	$258.0
Loss on early extinguishment of debt	$0.1	$32.8

Note 17 – Postretirement Benefits

Overview. The Company has defined contribution plans, qualified and nonqualified defined benefit pension plans, and other postretirement benefit plans covering substantially all of its employees. The Company's contributions to its defined contribution plans include a match and an annual discretionary contribution and are based on various percentages of compensation, and in some instances are based on the amount of the employees' contributions to the plans. The expense related to the defined contribution plans was $38.9 million, $35.8 million and $34.5 million in 2014, 2013 and 2012, respectively. Company contributions to multiemployer plans were $0.1 million, $0.1 million and $0.1 million in 2014, 2013 and 2012, respectively. The multiemployer plans are not significant individually or in the aggregate.

The Company's domestic pension and retiree health care and life insurance benefit plans, which are discussed below, provide benefits based on years of service and, for some plans, average compensation prior to retirement. Benefit accruals are frozen for all plan participants. The Company uses a December 31 measurement date for these plans. The Company's foreign postretirement benefit plans are not significant individually or in the aggregate.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Plan Developments. During 2014, the Company offered a voluntary lump sum pension payment opportunity to certain terminated vested U.S. pension plan participants. Total lump sum payments of $80.7 million, of which $71.9 million were considered settlement payments, for those participants electing to receive lump sums were made in 2014 using pension plan assets. The Company recognized pretax settlement losses of $27.9 million in the fourth quarter of 2014 for those plans where the settlement payment exceeded the sum of the plans' service and interest costs. Additionally, the Company initiated the process to offer lump sum payments to certain active pension plan participants, which is expected to be completed in November 2015. The Company expects to make approximately $70 million in payments from the plans in connection with this action and to incur an estimated settlement loss of $30 million to $35 million. However, since the final result of the offering is presently unknown, these amounts are subject to change.

Costs. Pension and other postretirement benefit costs included the following components for 2014, 2013 and 2012:

	Pension Benefits			Other Postretirement Benefits
(in millions)	2014	2013	2012	2014	2013	2012
Service cost	$—	$0.1	$0.2	$—	$—	$—
Interest cost	58.6	54.0	57.7	2.0	1.9	2.4
Expected return on plan assets	(58.8)	(57.0)	(55.2)	—	—	—
Amortization of prior service credits	—	—	—	(0.9)	(5.7)	(6.3)
Amortization of net actuarial losses	15.0	21.4	21.9	—	1.3	0.7
Curtailment loss	—	—	0.1	—	—	—
Settlement loss	27.9	—	—	—	—	—
Net pension and other benefit costs	$42.7	$18.5	$24.7	$1.1	$(2.5)	$(3.2)

Portions of Net pension and other benefit costs are recorded in Selling, general and administrative expenses as well as capitalized into inventory. Costs capitalized into inventory are eventually realized through Cost of sales in the Consolidated Statements of Operations.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Benefit Obligations and Funded Status. A reconciliation of the changes in the benefit obligations and fair value of assets over the two-year period ending December 31, 2014, and a statement of the funded status at December 31 for these years for the Company's pension and other postretirement benefit plans follow:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2014	2013	2014	2013
Reconciliation of benefit obligation:
Benefit obligation at previous December 31	$1,249.3	$1,388.0	$47.7	$58.0
Service cost	—	0.1	—	—
Interest cost	58.6	54.0	2.0	1.9
Participant contributions	—	—	0.9	1.1
Actuarial (gains) losses	165.9	(116.4)	5.0	(5.2)
Benefit payments	(86.5)	(76.4)	(6.1)	(8.1)
Settlement payments	(71.9)	—	—	—
Benefit obligation at December 31	1,315.4	1,249.3	49.5	47.7

Reconciliation of fair value of plan assets:
Fair value of plan assets at previous December 31	956.0	898.6	—	—
Actual return on plan assets	94.5	80.0	—	—
Employer contributions	73.8	53.8	5.2	7.0
Participant contributions	—	—	0.9	1.1
Benefit payments	(86.5)	(76.4)	(6.1)	(8.1)
Settlement payments	(71.9)	—	—	—
Fair value of plan assets at December 31	965.9	956.0	—	—

Funded status at December 31	$(349.5)	$(293.3)	$(49.5)	$(47.7)

The funded status of these pension plans includes the projected and accumulated benefit obligations for the Company's nonqualified pension plan of $39.7 million and $37.9 million at December 31, 2014 and 2013, respectively. The Company's nonqualified pension plan and other postretirement benefit plans are not funded.

The amounts included in the Company's Consolidated Balance Sheets as of December 31, 2014 and 2013, were as follows:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2014	2013	2014	2013
Accrued expenses	$3.8	$3.8	$4.9	$5.8
Postretirement benefit liabilities	345.7	289.5	44.6	41.9
Net amount recognized	$349.5	$293.3	$49.5	$47.7

As of December 31, 2014 and 2013, the projected and accumulated benefit obligations for all of the Company's pension plans were in excess of plan assets. The projected and accumulated benefit obligations and fair value of plan assets for the Company's qualified and nonqualified pension plans at December 31 were as follows:

(in millions)	2014	2013
Projected benefit obligation	$1,315.4	$1,249.3
Accumulated benefit obligation	$1,315.4	$1,249.3
Fair value of plan assets	$965.9	$956.0
Funded status	73%	77%

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Accumulated Other Comprehensive Income (Loss). The following pretax activity related to pensions and other postretirement benefits was recorded in Accumulated other comprehensive income (loss) as of December 31:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2014	2013	2014	2013
Prior service credits
Beginning balance	$—	$—	$(12.5)	$(18.2)
Prior service credits arising during the period	—	—	—	—
Amount recognized as component of net benefit costs	—	—	0.9	5.7
Ending balance	—	—	(11.6)	(12.5)

Net actuarial losses
Beginning balance	441.3	602.1	2.3	8.8
Actuarial (gains) losses arising during the period	130.2	(139.4)	5.0	(5.2)
Amount recognized as component of net benefit costs	(42.9)	(21.4)	—	(1.3)
Ending balance	528.6	441.3	7.3	2.3

Total	$528.6	$441.3	$(4.3)	$(10.2)

The estimated pretax net actuarial loss in Accumulated other comprehensive income (loss) at December 31, 2014, expected to be recognized as a component of net periodic benefit cost in 2015 for the Company's pension plans, is $20.0 million, which excludes an estimated amount to be recognized for settlement losses in 2015. The estimated pretax prior service credit and net actuarial loss in Accumulated other comprehensive income (loss) at December 31, 2014, expected to be recognized as components of net periodic benefit cost in 2015 for the Company's other postretirement benefit plans, are $0.7 million and $1.3 million, respectively.

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

Other Postretirement Benefits. Once participants eligible for other postretirement benefits turn 65 years old, the health care benefits become a flat dollar amount based on age and years of service. The assumed health care cost trend rate for other postretirement benefits for pre-age 65 benefits as of December 31 was as follows:

	Pre-age 65 Benefits
	2014	2013
Health care cost trend rate for next year	7.1%	7.3%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year rate reaches the ultimate trend rate	2028	2028

The health care cost trend rate assumption has an effect on the amounts reported. A one percent change in the assumed health care trend rate at December 31, 2014, would have the following effects:

(in millions)	One Percent Increase	One Percent Decrease
Effect on total service and interest cost	$—	$—
Effect on accumulated postretirement benefit obligation	$0.2	$(0.2)

The Company monitors the cost of health care and life insurance benefit plans and reserves the right to make additional changes or terminate these benefits in the future.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Assumptions. In October 2014, the Society of Actuaries (SOA) issued updated mortality tables (RP-2014) and a mortality improvement scale (MP-2014), which reflect longer life expectancies than previously projected. The SOA RP-2014 and MP-2014 were considered in developing the Company's updated mortality assumptions for pension and postretirement benefit obligations recognized at December 31, 2014, and the amounts estimated for 2015 pension and postretirement benefit expense. The updated mortality assumptions resulted in an increase of approximately $59 million and $2 million in the Company's pension and postretirement benefit obligations, respectively, at December 31, 2014.

Weighted average assumptions used to determine pension and other postretirement benefit obligations at December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
Discount rate	3.95%	4.85%	3.75%	4.40%
Rate of compensation increase(A)	—	—	—	—

(A) Assumption used in determining pension benefit obligation only. The rate of compensation increase was reduced to 0.00% at December 31, 2008, as a result of the decision to freeze future benefit accruals for those plans where benefits are based on average compensation.

Weighted average assumptions used to determine net pension and other postretirement benefit costs for the years ended December 31 were as follows:

	2014	2013	2012
Discount rate for pension benefits	4.85%	4.00%	4.50%
Discount rate for other postretirement benefits	4.40%	3.60%	4.20%
Long-term rate of return on plan assets(A)	6.25%	6.50%	7.00%
Rate of compensation increase(A)	—	—	—

(A) Assumption used in determining pension benefit cost only.

The Company utilizes a yield curve analysis to determine the discount rates for pension and other postretirement benefit obligations. The yield curve analysis matches the cash flows of the Company's benefit obligations. The yield curve consisted of spot interest rates at half year increments for each of the next 30 years and was developed based on pricing and yield information for high quality corporate bonds rated Aa by either Moody's or Standard & Poor's, private placement bonds that are traded in reliance with Rule 144A and are at least two years from date of issuance, bonds with make-whole provisions and bonds issued by foreign corporations that are denominated in U.S. dollars, excluding callable bonds and bonds less than a minimum size and other filtering criteria. Additionally, the Company's yield curve methodology includes bonds having a yield that is greater than the regression mean yield curve as the Company believes this methodology represents an appropriate estimate of the rates at which the Company could effectively settle its pension obligations.

The Company evaluates its assumption regarding the estimated long-term rate of return on plan assets based on historical experience, future expectations of investment returns, asset allocations, investment strategies and views of investment professionals. The Company's long-term rate of return on assets assumptions of 6.25 percent for 2014, 6.50 percent for 2013, and 7.00 percent for 2012, reflect expectations of projected weighted average market returns for the plans' assets. These changes in expected returns also reflected adjustments to the Company's targeted asset allocation.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

into long-term fixed-income securities, with an objective of achieving an improved matching of asset returns with changes in liabilities. The Company will consider these changes in asset allocation based on a number of factors including improvements in the plans' funded position, performance of equity investments and changes in the discount rate used to measure plan liabilities.

The Trust asset allocation at December 31, 2014 and 2013, and target allocation for 2015 are as follows:

	2014	2013	Target Allocation for 2015
Equity securities:
United States	17%	25%	17%
International	3%	5%	3%
Fixed-income securities	66%	46%	80%
Short-term investments	14%	24%	—
Total	100%	100%	100%

The fair values of the Trust's pension assets at December 31, 2014, by asset class were as follows:

	Fair Value Measurements at December 31, 2014 (A)
(in millions)		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Class	Total	(Level 1)	(Level 2)	(Level 3)
Short-term investments	$151.3	$6.3	$145.0	$—
Equity securities: (B)
United States	164.4	—	164.4	—
International	28.1	—	28.1	—
Fixed-income securities:
Government securities (C)	119.7	—	119.7	—
Corporate securities (D)	372.3	—	372.3	—
Commingled funds (E)	141.3	—	141.3	—
Other investments (F)	(6.2)	—	(6.2)	—
Total pension assets at fair value	970.9	$6.3	$964.6	$—
Other liabilities (G)	(5.0)
Total pension plan net assets	$965.9

(A) See Note 7 – Fair Value Measurements for a description of levels within the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measurement in its entirety. A description of the valuation methodologies is provided following these tables. There were no transfers in and/or out of Level 1, Level 2 and Level 3 in 2014.

(B) The equity assets are invested in two indexed funds based on the Russell 3000 Index (U.S.) and the MSCI EAFE Equity Index (International). The Trust did not directly own any of the Company's common stock as of December 31, 2014.

(C) Government securities are comprised of U.S. Treasury bonds and other government securities and are considered Level 2 in 2014.

(D) Corporate securities consist primarily of investment grade bonds issued by companies in diversified industries.

(E) This class includes commingled funds that primarily invest in investment grade corporate securities and government-related securities. This class also includes investments in non-agency collateralized mortgage obligation and mortgage-backed securities, futures and options.

(F) Other investments consist primarily of interest rate swaps used to manage the average duration of the fixed income portfolio.

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

(A) See Note 7 – Fair Value Measurements for a description of levels within the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measurement in its entirety. A description of the valuation methodologies is provided following these tables. There were no transfers in and/or out of Level 1, Level 2 and Level 3 in 2013.

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

(F) Other investments consist primarily of interest rate swaps used to manage the average duration of the fixed income portfolio.

(G) This class includes interest receivable and receivables/payables for securities sold/purchased.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. See Note 7 – Fair Value Measurements for further description of the procedures the Company performs with respect to its Level 2 measurements:

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

divided by the number of units outstanding. Investments in fixed income commingled funds include long-duration corporate bonds and government-related securities with the goal of preserving capital and maximizing total return consistent with prudent investment management.

Other investments: Derivative instruments are valued using market indices.

There were no pension plan assets using significant unobservable inputs (Level 3) for the years ended December 31, 2014 and December 31, 2013.

Expected Cash Flows. The expected cash flows for the Company's pension and other postretirement benefit plans follow:

(in millions)	Pension Benefits	Other Postretirement Benefits
Company contributions expected to be made in 2015 (A)	$73.8	$4.9
Expected benefit payments (which reflect future service):
2015 (B)	$81.5	$4.9
2016	$82.3	$4.6
2017	$82.6	$4.4
2018	$82.3	$4.1
2019	$82.0	$3.8
2020-2024	$394.1	$15.2

(A) The Company currently anticipates contributing approximately $70.0 million to fund the qualified pension plans and approximately $3.8 million to cover benefit payments in the unfunded, nonqualified pension plan in 2015. Company contributions are subject to change based on market conditions or Company discretion.

(B) In addition to the 2015 expected pension benefit payments of $81.5 million, estimated lump sum pension settlement payments of $70 million are expected to be made in 2015.

The Company also provides postemployment benefits to qualified former or inactive employees. The pretax prior service credits in Accumulated other comprehensive income (loss) recognized in income was $1.3 million in both 2014 and 2013. The estimated pretax prior service credit in Accumulated other comprehensive income (loss) at December 31, 2014, expected to be recognized in income in 2015, is $0.6 million.

Note 18 – Stock Plans and Management Compensation

On May 7, 2014, the Company's shareholders approved the Brunswick Corporation 2014 Stock Incentive Plan (Plan), which replaced the Company's 2003 Stock Incentive Plan. Under the Plan, the Company may grant stock options, stock appreciation rights (SARs), non-vested stock awards and performance awards to executives, other employees and non-employee directors, with 5.0 million shares from treasury shares and from authorized, but unissued, shares of common stock initially available for grant, in addition to any shares reacquired by the Company through the forfeiture of past awards, or settlement of such awards in cash. As of December 31, 2014, 5.4 million shares remained available for grant.

Stock Options and SARs

Through 2004, the Company issued stock options, and between 2005 and 2012, the Company issued stock-settled SARS. The Company did not issue SARS in 2014 or 2013. Generally, stock options and SARs are exercisable over a period of 10 years, or as otherwise determined by the Human Resources and Compensation Committee of the Board of Directors, and subject to vesting periods of generally 4 years. However, with respect to stock options and SARs, all grants vest immediately: (i) in the event of a change in control; (ii) upon death or disability of the grantee; or (iii) with respect to awards granted prior to 2008, upon the sale or divestiture of the business unit to which the grantee is assigned. With respect to stock option and SAR awards granted prior to 2006, grantees continued to vest in accordance with the applicable vesting schedule even upon termination of employment if the sum of (A) the age of the grantee, and (B) the grantee's total number of years of service, equals 65 or more. With respect to SARs granted in 2006 through April 2009, grantees continue to vest in accordance with the vesting schedule even upon termination if (A) the grantee has attained the age of 62, and (B) the grantee's age plus total years of service equals 70 or more.

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

SARs and stock option activity for all plans for the three years ended December 31, 2014, 2013 and 2012, was as follows:

	2014				2013		2012
(in thousands, except exercise price and terms)	SARs/Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	SARs/Stock Options Outstanding	Weighted Average Exercise Price	SARs/Stock Options Outstanding	Weighted Average Exercise Price
Outstanding on January 1	3,825	$19.09			8,166	$17.33	9,347	$16.66
Granted	—	$—			—	$—	400	$23.80
Exercised	(1,084)	$24.02		$23,611	(4,156)	$14.80	(1,120)	$11.05
Forfeited	(36)	$35.10			(185)	$37.38	(461)	$25.69
Outstanding on December 31	2,705	$16.91	4.8 years	$92,908	3,825	$19.09	8,166	$17.33
Exercisable on December 31	2,294	$16.03	4.6 years	$80,809	2,607	$19.73	5,489	$18.89

The following table summarizes information about SARs and stock options outstanding as of December 31, 2014:

	Outstanding				Exercisable
Range of Exercise Price	Number (in thousands)	Weighted Average Remaining Years of Contractual Life		Weighted Average Exercise Price	Number (in thousands)	Weighted Average Remaining Years of Contractual Life		Weighted Average Exercise Price
$3.37 to $5.99	353	4.2	years	$5.26	353	4.2	years	$5.26
$6.00 to $19.90	1,219	4.8	years	$12.37	1,181	4.8	years	$12.29
$19.91 to $39.56	1,098	5.2	years	$24.76	725	4.8	years	$25.89
$39.57 to $46.25	35	0.1	years	$46.02	35	0.1	years	$46.02

The Company did not grant SARs in 2014 or 2013. The weighted average fair value of individual SARs granted during 2012 was $12.70. The Company estimated the fair value of each grant on the date of grant using the Black-Scholes-Merton pricing model, utilizing the following weighted average assumptions for 2012:

2012
Risk-free interest rate	1.1%
Dividend yield	0.2%
Volatility factor (A)	58.3%
Weighted average expected life	5.2 – 6.7 years

(A) The Company uses a combination of implied and historical volatility in calculating the fair value of each grant.

Total stock option and SARs expense was $1.3 million, $3.0 million and $6.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

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

The Company recognizes the cost of non-vested stock units and awards on a straight-line basis over the requisite service period. Additionally, cash-settled non-vested stock units and awards are recorded as a liability in the balance sheet and adjusted to fair value each reporting period through stock compensation expense. During December 31, 2014, 2013 and 2012, there was $10.5 million, $10.1 million and $6.4 million, respectively, charged to compensation expense for non-vested stock awards.

The weighted average price per non-vested stock award at grant date was $40.41, $34.64 and $23.79 for the non-vested stock awards granted in 2014, 2013 and 2012, respectively. Non-vested stock award activity for all plans for the three years ended December 31 was as follows:

(in thousands)	2014	2013	2012
Outstanding at January 1	815	798	541
Granted	322	298	306
Released	(220)	(266)	(20)
Forfeited	(37)	(15)	(29)
Outstanding at December 31	880	815	798

As of December 31, 2014, there was $5.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. The Company expects this cost to be recognized over a weighted average period of 0.8 years.

Performance Awards

In February 2014, 2013 and 2012, the Company granted performance shares to certain senior executives. The share awards are based on two performance measures--a cash flow return on investment (CFROI) measure and a total shareholder return (TSR) modifier. Target performance shares are earned based on a one-year CFROI performance period, commencing at the beginning of the calendar year of each grant. The performance shares earned from CFROI performance are then subject to a TSR modifier based on stock price performance measured against a predefined comparator group over a three-year performance period which starts at the beginning of the calendar year of each grant.

Additionally, in February 2014 and 2013, the Company granted 24,600 and 26,000 performance shares, respectively, to certain officers and certain senior managers based solely on the CFROI measure utilizing the same one-year performance period mentioned above. Expense related to each grant is recognized over the vesting period and is based on projections of probable attainment of the CFROI measure and the projected TSR modifier used to determine performance awards. Amounts charged to compensation expense for the years ended December 31, 2014, 2013 and 2012 were $6.5 million, $5.0 million and $2.2 million, respectively.

The fair values of the senior executives' performance share award grants with a TSR modifier at the grant date in 2014, 2013 and 2012 were $41.38, $35.93 and $26.81, respectively, which were estimated using the Monte Carlo valuation model, and incorporated the following assumptions:

	2014	2013	2012
Risk-free interest rate	0.6%	0.4%	0.4%
Dividend yield	1.0%	0.1%	0.2%
Volatility factor	43.7%	53.0%	67.9%
Expected life of award	2.9 years	2.9 years	2.9 years

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The fair value of certain officers and certain senior managers' performance awards granted based solely on the CFROI performance factor was $40.44 and $34.65, which was equal to the stock price on the date of grant in 2014 and 2013, respectively.

Performance award activity for the years ended December 31, 2014, 2013 and 2012 was as follows:

(in thousands)	2014	2013	2012
Outstanding at January 1	249	96	—
Granted	152	153	99
Forfeited	(25)	—	(3)
Outstanding at December 31	376	249	96

As of December 31, 2014, the Company had $0.8 million of total unrecognized compensation cost related to performance awards. The Company expects this cost to be recognized over a weighted average period of 0.7 years.

Excess Tax Benefits

For tax purposes, share-based compensation expense is deductible in the year of exercise or release based on the intrinsic value of the award on the date of exercise or release. For financial reporting purposes, share-based compensation expense is based upon grant-date fair value, which is amortized over the vesting period. Excess or "windfall" tax benefits represent the excess tax deduction received by the Company resulting from the difference between the share-based compensation expense deductible for tax purposes and the share-based compensation expense recognized for financial reporting purposes. Windfall tax benefits are recorded directly to Additional paid-in capital in Shareholders' equity on the Company's Consolidated Balance Sheets. The Company has accounted for windfall tax benefits since the adoption of share-based accounting pronouncements in 2006. Windfall tax benefits for the years ended December 31, 2014, 2013 and 2012 were $8.4 million, $37.2 million and $5.3 million, respectively, and are netted out of cash from operating activities and are reflected as a cash inflow from financing activities in the Consolidated Statements of Cash Flows.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 19 – Comprehensive Income

The following table presents reclassification adjustments out of Accumulated other comprehensive loss during the year ended December 31, 2014:

(in millions)
Details about Accumulated other comprehensive income (loss) components	Amount reclassified from Accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Amount of loss reclassified into earnings on foreign currency:
Foreign currency cumulative translation adjustment	$(1.2)	Gain on disposal of discontinued operations, net of tax
	(1.2)	Total before tax
	0.5	Tax benefit
	$(0.7)	Net of tax

Amortization of defined benefit items:
Prior service credits	$2.2	(A)
Net actuarial losses	(43.3)	(A)
	(41.1)	Total before tax
	16.7	Tax benefit
	$(24.4)	Net of tax

Amount of loss reclassified into earnings on derivative contracts:
Interest rate contracts	$(0.1)	Interest expense
Foreign exchange contracts	(0.2)	Cost of sales
Commodity contracts	(1.9)	Cost of sales
	(2.2)	Total before tax
	0.8	Tax benefit
	$(1.4)	Net of tax

(A) These Accumulated other comprehensive income (loss) components are included in the computation of net pension and other benefit costs. See Note 17 – Postretirement Benefits for additional details.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

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

(A) Pre-tax and after-tax amounts are substantially the same as the Company maintained a tax valuation allowance for these items until its reversal at December 31, 2013. See Note 12 – Income Taxes for additional details.

(B) These Accumulated other comprehensive income (loss) components are included in the computation of net pension and other benefit costs. See Note 17 – Postretirement Benefits for additional details.

Note 20 – Treasury and Preferred Stock

In October 2014, the Company’s Board of Directors authorized a program to repurchase up to $200 million of the Company’s outstanding common stock. Share repurchases will be completed in the open market or through privately negotiated transactions over approximately a two-year period. The Company’s share repurchase program does not obligate it to acquire any specific number of shares, and the Company may discontinue purchases at any time that management determines additional purchases are not warranted.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Treasury stock activity for the years ended December 31, 2014, 2013 and 2012, was as follows:

(Shares in thousands)	2014	2013	2012
Balance at January 1	10,129	12,907	13,434
Compensation plans and other	(697)	(2,778)	(527)
Share repurchases	412	—	—
Balance at December 31	9,844	10,129	12,907

The Company experienced an increased level of treasury stock activity during 2014 and 2013 associated with exercises of stock options and SARs as a result of an 11 percent and 58 percent increase in the Company's stock price, respectively. See Note 18 – Stock Plans and Management Compensation for more information. At December 31, 2014, 2013 and 2012, the Company had no preferred stock outstanding (12.5 million shares authorized, $0.75 par value at December 31, 2014, 2013 and 2012).

Note 21 – Leases

Operating Leases. The Company has various lease agreements for offices, branches, factories, distribution and service facilities and certain personal property. The longest of these obligations extends through 2032. Most leases contain renewal options and escalation clauses, and some contain purchase options or contingent rentals.

No leases contain restrictions on the Company's activities concerning dividends or incurring additional debt. Rent expense consisted of the following:

(in millions)	2014	2013	2012
Basic expense	$27.8	$30.5	$23.6
Contingent expense	1.9	2.1	2.3
Sublease income	(0.2)	(0.3)	(0.7)
Rent expense, net	$29.5	$32.3	$25.2

Future minimum rental payments at December 31, 2014, under agreements classified as operating leases with non-cancelable terms in excess of one year, were as follows:

(in millions)
2015	$28.5
2016	24.6
2017	20.9
2018	13.4
2019	7.9
Thereafter	14.4
Total (not reduced by minimum sublease income of $0.4)	$109.7

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Capital Leases. In October 2011, the Company entered into a construction contract and lease agreement for a boat manufacturing and distribution facility in Brazil. The Company was deemed to be the owner of the project as the Company funded a portion of the construction costs during the construction period. As a result, the Company is accounting for the facility lease as a capital lease. The facility was completed in 2012 and the Company began amortizing the asset through depreciation expense. The amounts recorded in the Consolidated Balance Sheets as of December 31, 2014 and 2013, were as follows:

(in millions)	2014	2013
Assets:
Buildings and improvements	$8.0	$9.2
Accumulated depreciation	(1.9)	(1.3)
Total assets	$6.1	$7.9

Liabilities:
Short-term debt	$0.4	$0.6
Debt	4.1	5.1
Total liabilities	$4.5	$5.7

The future minimum rental payments at December 31, 2014, under agreements classified as capital leases with non-cancelable terms in excess of one year, were as follows:

(in millions)
2015	$0.8
2016	0.8
2017	0.8
2018	0.9
2019	0.9
Thereafter	2.3
Total	$6.5

Note 22 – Quarterly Data (unaudited)

Brunswick maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning thirteen weeks, with the first, second and third quarters ending on the Saturday closest to the end of the first, second and third thirteen-week periods, respectively. The first three quarters of fiscal year 2014 ended on March 29, 2014, June 28, 2014, and September 27, 2014, and the first three quarters of fiscal year 2013 ended on March 30, 2013, June 29, 2013, and September 28, 2013.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

	Quarter Ended
(in millions, except per share data)	March 29, 2014	June 28, 2014	September 27, 2014	December 31, 2014	Year Ended December 31, 2014
Net sales	$894.9	$1,073.1	$932.1	$938.6	$3,838.7
Gross margin (A)	243.3	304.3	259.2	230.0	1,036.8
Pension settlement charge - lump sum payout	—	—	—	27.9	27.9
Restructuring, exit and impairment charges	—	3.1	0.9	0.2	4.2
Impairment of equity method investment	—	—	—	(20.2)	(20.2)
Loss on early extinguishment of debt	—	—	—	(0.1)	(0.1)
Net earnings (loss) from continuing operations	49.1	87.1	61.0	(2.3)	194.9
Net earnings (loss) from discontinued operations, net of tax	7.9	1.5	43.4	(2.0)	50.8
Net earnings (loss)	57.0	88.6	104.4	(4.3)	245.7
Basic earnings (loss) per common share:
Net earnings (loss) from continuing operations	$0.53	$0.93	$0.65	$(0.03)	$2.08
Net earnings (loss) from discontinued operations	$0.08	$0.02	$0.46	$(0.02)	$0.55
Net earnings (loss)	$0.61	$0.95	$1.11	$(0.05)	$2.63
Diluted earnings (loss) per common share:
Net earnings (loss) from continuing operations	$0.52	$0.92	$0.64	$(0.03)	$2.05
Net earnings (loss) from discontinued operations	$0.08	$0.01	$0.46	$(0.02)	$0.53
Net earnings (loss)	$0.60	$0.93	$1.10	$(0.05)	$2.58
Dividends declared	$0.10	$0.10	$0.125	$0.125	$0.45
Common stock price (NYSE symbol: BC):
High	$46.74	$46.53	$44.90	$51.94	$51.94
Low	$40.13	$38.95	$39.55	$39.29	$38.95

	Quarter Ended
(in millions, except per share data)	March 30, 2013	June 29, 2013	September 28, 2013	December 31, 2013	Year Ended December 31, 2013
Net sales	$915.1	$1,033.4	$824.4	$826.8	$3,599.7
Gross margin (A)	237.1	289.8	227.6	194.8	949.3
Restructuring, exit and impairment charges	5.6	2.5	2.6	5.8	16.5
Loss on early extinguishment of debt	(0.1)	(32.3)	(0.3)	(0.1)	(32.8)
Net earnings from continuing operations	42.6	78.3	57.2	578.7	756.8
Net earnings from discontinued operations, net of tax	7.2	2.1	0.6	2.5	12.4
Net earnings	49.8	80.4	57.8	581.2	769.2
Basic earnings per common share:
Net earnings from continuing operations	$0.47	$0.86	$0.63	$6.30	$8.30
Net earnings from discontinued operations	$0.08	$0.02	$0.00	$0.03	$0.13
Net earnings	$0.55	$0.88	$0.63	$6.33	$8.43
Diluted earnings per common share:
Net earnings from continuing operations	$0.46	$0.84	$0.61	$6.13	$8.07
Net earnings from discontinued operations	$0.07	$0.02	$0.00	$0.03	$0.13
Net earnings	$0.53	$0.86	$0.61	$6.16	$8.20
Dividends declared	$—	$—	$—	$0.10	$0.10
Common stock price (NYSE symbol: BC):
High	$37.23	$35.40	$40.76	$46.48	$46.48
Low	$30.92	$30.42	$32.36	$39.09	$30.42

(A)	Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Operations.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 23 – Subsequent Events

On February 12, 2015, the Company's Board of Directors declared a quarterly dividend on its common stock of $0.125 per share. The dividend will be payable March 13, 2015 to shareholders of record on February 24, 2015.

BRUNSWICK CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Allowances for Losses on Receivables	Balance at Beginning of Year	Charges to Profit and Loss	Write-offs	Recoveries	Other	Balance at End of Year
2014	$16.8	$0.0	$(4.8)	$0.3	$4.0	$16.3

2013	$21.6	$2.7	$(6.5)	$0.6	$(1.6)	$16.8

2012	$24.6	$0.2	$(5.2)	$0.8	$1.2	$21.6

Deferred Tax Asset Valuation Allowance	Balance at Beginning of Year	Charges to Profit and Loss(A)	Write-offs	Recoveries	Other(A)	Balance at End of Year
2014	$88.2	$(7.6)	$—	$—	$(11.6)	$69.0

2013	$717.5	$(595.2)	$(15.8)	$—	$(18.3)	$88.2

2012	$728.4	$(25.0)	$(8.3)	$—	$22.4	$717.5

(A) For the years ended December 31, 2014 and December 31, 2012, the deferred tax asset valuation allowance decreased mainly as a result of tax loss carryforwards being utilized. For the year ended December 31, 2013, the deferred tax asset valuation allowance decreased mainly as a result of the release of $599.5 million of the valuation allowance that, due to significant positive evidence, was no longer required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUNSWICK CORPORATION
February 20, 2015	By:	/s/ ALAN L. LOWE
Alan L. Lowe
Vice President - Finance and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

February 20, 2015	By:	/s/ DUSTAN E. MCCOY
Dustan E. McCoy
Chairman and Chief Executive Officer
(Principal Executive Officer)

February 20, 2015	By:	/s/ WILLIAM L. METZGER
William L. Metzger
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

February 20, 2015	By:	/s/ ALAN L. LOWE
Alan L. Lowe
Vice President - Finance and Controller
(Principal Accounting Officer)

This report has been signed by the following directors, constituting the remainder of the Board of Directors, by William L. Metzger, as Attorney-in-Fact.

Nolan D. Archibald
Nancy E. Cooper
David C. Everitt
Manuel A. Fernandez
Mark D. Schwabero
David V. Singer
Ralph C. Stayer
Jane L. Warner
J. Steven Whisler
Roger J. Wood
Lawrence A. Zimmerman

February 20, 2015	By:	/s/ WILLIAM L. METZGER
William L. Metzger
Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description
2.1
Equity Purchase Agreement between Brunswick Corporation and AMF Bowling Centers, Inc. dated as of July 17, 2014, filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 2014, and hereby incorporated by reference.

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

4.3
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

4.6
Form of the Company's 4.625% Senior notes due 2021, filed as Exhibit 4.2 (included in Exhibit 4.1) to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 13, 2013 and hereby incorporated by reference.

4.7
First Supplemental Indenture, dated May 22, 2014, to the Indenture between the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee dated May 13, 2013, filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2014, as filed with the Securities and Exchange Commission on July 31, 2014 and hereby incorporated by reference.

10.1
Amended and Restated Credit Agreement dated as of March 21, 2011, as Amended and Restated as of June 26, 2014, between Brunswick Corporation, the subsidiary borrowers party thereto, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint lead arrangers, J.P. Morgan Securities LLC, Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint bookrunners, Bank of America, N.A. and Wells Fargo Bank, N.A., as syndication agents, and SunTrust Bank U.S. Bank National Association and Citizens Bank N.A. (as successor to RBS Business Capital), as documentation agents, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2014, as filed with the Securities and Exchange Commission on July 31, 2014 and hereby incorporated by reference.

10.2*
Form of Officer Terms and Conditions of Employment, amended and restated effective December 31, 2012, filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for 2012 as filed with the Securities and Exchange Commission on February 21, 2013 and hereby incorporated by reference, as amended effective January 1, 2014.

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

10.8*	Brunswick Corporation 2005 Automatic Deferred Compensation Plan as amended and restated effective January 1, 2014.
10.9*
2011 Stock-Settled Stock Appreciation Right Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 2011, as filed with the Securities and Exchange Commission on May 6, 2011, and hereby incorporated by reference.

10.10*
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

10.12*
2012 Stock-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the Securities and Exchange Commission on May 4, 2012, and hereby incorporated by reference.

10.13*
2012 Cash-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the Securities and Exchange Commission on May 4, 2012, and hereby incorporated by reference.

10.14*
2012 Amended Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2014, as filed with the Securities and Exchange Commission on April 30, 2014, and hereby incorporated by reference.

10.15*
2013 Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2013, as filed with the Securities and Exchange Commission on May 1, 2013, and hereby incorporated by reference.

10.16*
2013 Amended Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan - TSR Participants, filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2014, as filed with the Securities and Exchange Commission on April 30, 2014, and hereby incorporated by reference.

10.17*
2013 Stock-Settled Stock Appreciation Right Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2013, as filed with the Securities and Exchange Commission on May 1, 2013, and hereby incorporated by reference.

10.18*
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

10.21*
2014 Brunswick Performance Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2014, as filed with the Securities and Exchange Commission on April 30, 2014, and hereby incorporated by reference.

10.22*
2014 Brunswick Performance Plan - Senior Management Incentive Plan Participants, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2014, as filed with the Securities and Exchange Commission on April 30, 2014, and hereby incorporated by reference.

10.23*
2014 Brunswick Performance Plan - Performance Share Plan Participants, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2014, as filed with the Securities and Exchange Commission on April 30, 2014, and hereby incorporated by reference.

10.24*
2014 Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2014, as filed with the Securities and Exchange Commission on April 30, 2014, and hereby incorporated by reference.

10.25*
2014 Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan - TSR Participants, filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2014, as filed with the Securities and Exchange Commission on April 30, 2014, and hereby incorporated by reference.

10.26*
2014 Stock-Settled Stock Appreciation Right Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2014, as filed with the Securities and Exchange Commission on April 30, 2014, and hereby incorporated by reference.

10.27*
2014 Cash-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2014, as filed with the Securities and Exchange Commission on April 30, 2014, and hereby incorporated by reference.

10.28*
2014 Stock-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2014, as filed with the Securities and Exchange Commission on April 30, 2014, and hereby incorporated by reference.

10.29*
Brunswick Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2014, as filed with the Securities and Exchange Commission on July 31, 2014 and hereby incorporated by reference.

12.1	Statement regarding computation of ratios.
16.1
Letter from Ernst & Young LLP dated February 18, 2014, filed as Exhibit 16.1 to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 18, 2014 and hereby incorporated by reference.

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