Form 10-Q
period 2015-04-04
BRUNSWICK CORP
filed 2015-05-07
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended April 4, 2015
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

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of May 5, 2015 was 92,698,739.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
April 4, 2015

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BRUNSWICK CORPORATION Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended
(in millions, except per share data)	April 4, 2015	March 29, 2014
Net sales	$985.7	$894.9
Cost of sales	726.9	651.6
Selling, general and administrative expense	140.0	133.0
Research and development expense	30.1	28.4
Operating earnings	88.7	81.9
Equity earnings (loss)	1.0	(0.2)
Other income, net	1.7	1.1
Earnings before interest and income taxes	91.4	82.8
Interest expense	(7.0)	(7.9)
Interest income	0.5	0.2
Earnings before income taxes	84.9	75.1
Income tax provision	28.3	26.0
Net earnings from continuing operations	56.6	49.1

Discontinued operations:
Earnings from discontinued operations, net of tax	0.4	7.9
Net earnings from discontinued operations, net of tax	0.4	7.9
Net earnings	$57.0	$57.0

Earnings per common share:
Basic
Earnings from continuing operations	$0.60	$0.53
Earnings from discontinued operations	0.01	0.08
Net earnings	$0.61	$0.61

Diluted
Earnings from continuing operations	$0.59	$0.52
Earnings from discontinued operations	0.01	0.08
Net earnings	$0.60	$0.60

Weighted average shares used for computation of:
Basic earnings per common share	93.8	93.3
Diluted earnings per common share	95.2	95.0

Comprehensive income	$45.7	$58.5

Cash dividends declared per share	$0.125	$0.10

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Balance Sheets (unaudited)

(in millions)	April 4, 2015	December 31, 2014	March 29, 2014
Assets
Current assets
Cash and cash equivalents, at cost, which approximates fair value	$368.2	$552.7	$226.0
Short-term investments in marketable securities	57.8	83.2	0.8
Total cash, cash equivalents and short-term investments in marketable securities	426.0	635.9	226.8
Restricted cash	15.6	15.6	8.9
Accounts and notes receivable, less allowances of $16.2, $16.3 and $17.0	473.7	386.5	459.5
Inventories
Finished goods	437.4	434.9	450.8
Work-in-process	98.5	82.1	83.8
Raw materials	143.9	135.3	126.9
Net inventories	679.8	652.3	661.5
Deferred income taxes	207.0	208.0	137.6
Prepaid expenses and other	40.9	39.5	27.2
Current assets held for sale	31.0	30.0	38.3
Current assets	1,874.0	1,967.8	1,559.8

Property
Land	23.5	23.6	24.8
Buildings and improvements	333.8	335.6	324.9
Equipment	854.9	847.2	846.1
Total land, buildings and improvements and equipment	1,212.2	1,206.4	1,195.8
Accumulated depreciation	(847.3)	(844.1)	(860.0)
Net land, buildings and improvements and equipment	364.9	362.3	335.8
Unamortized product tooling costs	99.0	98.0	87.3
Net property	463.9	460.3	423.1

Other assets
Goodwill	296.0	296.9	291.7
Other intangibles, net	44.2	45.5	34.9
Equity investments	25.1	19.0	43.9
Non-current deferred tax asset	272.4	290.9	352.9
Other long-term assets	46.3	41.4	38.2
Long-term assets held for sale	11.9	12.6	201.2
Other assets	695.9	706.3	962.8

Total assets	$3,033.8	$3,134.4	$2,945.7

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Balance Sheets (unaudited)

(in millions)	April 4, 2015	December 31, 2014	March 29, 2014
Liabilities and shareholders’ equity
Current liabilities
Short-term debt, including current maturities of long-term debt	$5.0	$5.5	$5.7
Accounts payable	347.4	317.4	360.5
Accrued expenses	477.4	561.5	450.0
Current liabilities held for sale	15.5	15.7	51.3
Current liabilities	845.3	900.1	867.5

Long-term liabilities
Debt	452.6	450.2	453.5
Deferred income taxes	4.1	3.2	—
Postretirement benefits	333.7	398.2	336.6
Other	193.6	203.0	185.7
Long-term liabilities held for sale	7.3	8.2	9.1
Long-term liabilities	991.3	1,062.8	984.9

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares; outstanding: 92,716,000, 92,694,000 and 92,716,000 shares	76.9	76.9	76.9
Additional paid-in capital	392.9	395.0	387.2
Retained earnings	1,512.7	1,467.3	1,311.1
Treasury stock, at cost: 9,822,000, 9,844,000 and 9,822,000 shares	(293.5)	(287.2)	(281.9)
Accumulated other comprehensive loss, net of tax	(491.8)	(480.5)	(400.0)
Shareholders’ equity	1,197.2	1,171.5	1,093.3

Total liabilities and shareholders’ equity	$3,033.8	$3,134.4	$2,945.7

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
(in millions)	April 4, 2015	March 29, 2014
Cash flows from operating activities
Net earnings	$57.0	$57.0
Less: net earnings from discontinued operations, net of tax	0.4	7.9
Net earnings from continuing operations	56.6	49.1
Depreciation and amortization	21.9	18.0
Pension (funding), net of expense	(58.0)	3.1
Deferred income taxes	19.4	21.0
Excess tax benefits from share-based compensation	(6.0)	(3.5)
Equity in (earnings) losses of unconsolidated affiliates, net of dividends	(1.0)	0.2
Changes in certain current assets and current liabilities	(160.6)	(209.9)
Income taxes	4.6	(0.9)
Other, net	(2.8)	(1.2)
Net cash (used for) operating activities of continuing operations	(125.9)	(124.1)
Net cash (used for) provided by operating activities of discontinued operations	(6.4)	16.3
Net cash (used for) operating activities	(132.3)	(107.8)

Cash flows from investing activities
Capital expenditures	(33.8)	(21.0)
Purchases of marketable securities	(15.9)	—
Sales or maturities of marketable securities	41.3	11.9
Transfers to restricted cash	—	(2.4)
Investments	(5.3)	(4.2)
Proceeds from the sale of property, plant and equipment	1.0	0.1
Net cash used for investing activities of continuing operations	(12.7)	(15.6)
Net cash used for investing activities of discontinued operations	(0.2)	(0.9)
Net cash used for investing activities	(12.9)	(16.5)

Cash flows from financing activities
Payments of long-term debt including current maturities	(0.1)	(0.3)
Common stock repurchases	(20.0)	—
Cash dividends paid	(11.6)	(9.3)
Excess tax benefits from share-based compensation	6.0	3.5
Proceeds from shared-based compensation activity	3.7	4.5
Tax withholding associated with shares issued for share-based compensation	(7.8)	(4.2)
Net cash used for financing activities of continuing operations	(29.8)	(5.8)
Net cash used for financing activities of discontinued operations	—	—
Net cash used for financing activities	(29.8)	(5.8)

Effect of exchange rate changes on cash and cash equivalents	(9.5)	(0.4)
Net decrease in cash and cash equivalents	(184.5)	(130.5)
Cash and cash equivalents at beginning of period	552.7	356.5

Cash and cash equivalents at end of period	$368.2	$226.0

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 – Significant Accounting Policies

Interim Financial Statements.  The unaudited interim condensed consolidated financial statements of Brunswick Corporation (Brunswick or the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Therefore, certain information and disclosures normally included in financial statements and related notes prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted.  Certain previously reported amounts have been reclassified to conform to the current period presentation, including reclassifying certain prior year work-in-process inventory balances to raw materials. Additionally, certain prior year LIFO reserves have been reclassified from finished goods to work-in-process and raw materials to reflect a proportional allocation between inventory categories to conform to the current period presentation. The Company has also reclassified the effect of exchange rate changes on cash and cash equivalents from Other, net in operating activities in the Condensed Consolidated Statements of Cash Flows to conform to the current period presentation. As indicated in Note 2 – Discontinued Operations, Brunswick's results as discussed in the financial statements reflect continuing operations only, unless otherwise noted.

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Brunswick’s 2014 Annual Report on Form 10-K for the year ended December 31, 2014 (the 2014 Form 10-K).  These results include, in the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position of Brunswick as of April 4, 2015, December 31, 2014, and March 29, 2014, the results of operations for the three months ended April 4, 2015 and March 29, 2014, and the cash flows for the three months ended April 4, 2015 and March 29, 2014.  Due to the seasonality of Brunswick’s businesses, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning thirteen weeks, with the first quarter ending on the Saturday closest to the end of the first thirteen-week period.  The first quarter of fiscal year 2015 ended on April 4, 2015, and the first quarter of fiscal year 2014 ended on March 29, 2014.

Recent Accounting Pronouncements.  The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (FASB), the SEC, and the Emerging Issues Task Force, to determine the impact of new pronouncements on GAAP and the impact on the Company.  The following are recent accounting pronouncements that have been adopted during the three months ended April 4, 2015, or will be adopted in future periods.

Debt Issuance Costs: In April 2015, the FASB amended the Accounting Standards Codification (ASC) to change the presentation of debt issuance costs. The amendment requires debt issuance costs be presented on the balance sheet as a direct reduction from the carrying amount of the related debt liability rather than as an asset. The amendment is to be applied retrospectively and is effective for fiscal years, and the interim periods thereafter, beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASC amendment, but does not expect it will have a material effect on the Company's consolidated financial statements.

Consolidation: In February 2015, the FASB amended the ASC to update certain requirements for determining whether a variable interest entity must be consolidated. The amendment is effective for fiscal years, and the interim periods thereafter, beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASC amendment, but does not expect it will have a material effect on the Company's consolidated financial statements.

Going Concern: In August 2014, the FASB amended the ASC to provide guidance on determining when and how an entity must disclose going concern uncertainties in its financial statements. The amendment requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of an entity's financial statements. If there is substantial doubt about the entity's ability to continue as a going concern, an entity must provide certain footnote disclosures. The amendment is effective for fiscal years, and the interim periods thereafter, beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASC amendment, but does not expect it will have a material effect on the Company's consolidated financial statements.

Revenue Recognition: In May 2014, the FASB and International Accounting Standards Board jointly issued a final standard on revenue recognition which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This standard will supersede most current revenue recognition guidance. Under the new standard, entities are required to identify the contract with a customer; identify the separate performance obligations in the contract; determine

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

the transaction price; allocate the transaction price to the separate performance obligations in the contract; and recognize the appropriate amount of revenue when (or as) the entity satisfies each performance obligation. The standard is effective for fiscal years, and the interim periods within those years, beginning on or after January 1, 2017, however in April 2015, the FASB proposed a one year deferral of the effective date. Entities have the option of using either retrospective transition or a modified approach in applying the new standard. The Company is currently evaluating the approach it will use to apply the new standard and the impact that the adoption of the new standard will have on the Company’s consolidated financial statements.

Discontinued Operations: In April 2014, the FASB amended the ASC to raise the threshold for a disposal to qualify as a discontinued operation. Under the new guidance, a discontinued operation represents a strategic shift that has or will have a major effect on an entity's operations and financial results. The guidance also expands the disclosures for discontinued operations, including new disclosures related to individually material disposals that do not meet the definition of a discontinued operation. The amendment is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2014, with early adoption permitted only for disposals that have not been reported in financial statements previously issued. The Company adopted this amendment in 2015 and it did not have a material impact on the Company's consolidated financial statements.

Note 2 – Discontinued Operations

On July 17, 2014, the Company entered into an agreement to sell its retail bowling business to AMF Bowling Centers, Inc. In connection with its decision to sell its bowling centers, the Company also announced its intention to divest its bowling products business. As a result of these actions, these businesses, which were previously recorded in the Company's Bowling & Billiards segment are being reported as discontinued operations in the Condensed Consolidated Statements of Comprehensive Income for all periods presented. The Company does not have or anticipate having any significant continuing involvement or continuing cash flows associated with these businesses. The assets and liabilities of these businesses met the accounting criteria to be classified as held for sale and have been aggregated and reported on separate lines of the Condensed Consolidated Balance Sheets for all periods presented.

On September 18, 2014, the Company completed the sale of its retail bowling business to AMF Bowling Centers, Inc. as well as, in separate transactions, completed the sale of two retail bowling centers in California. The sales resulted in net cash proceeds of $264.3 million, subject to a working capital adjustment, and an after-tax gain of $52.6 million. In connection with the sale of its retail bowling business, the Company entered into a trademark licensing agreement allowing AMF Bowling Centers, Inc. to use the Company's bowling retail related trademarks and trade names over a five year period from the date of acquisition. As a result, the Company recorded deferred income of $20.7 million related to this agreement, which will be recognized as Other income in the Condensed Consolidated Statements of Comprehensive Income over five years. In connection with the sale of its retail bowling business, the Company has retained certain liabilities and provided guarantees on the leases of certain bowling centers.

The following table discloses the results of operations of the bowling products business reported as discontinued operations for the three months ended April 4, 2015 and for the retail bowling and bowling products businesses reported as discontinued operations for the three months ended March 29, 2014:

	Three Months Ended
(in millions)	April 4, 2015	March 29, 2014
Net sales	$25.2	$74.3

Earnings from discontinued operations before income taxes	0.6	12.3
Income tax provision	0.2	4.4
Net earnings from discontinued operations, net of tax	$0.4	$7.9

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table reflects the summary of assets and liabilities held for sale for the bowling products business as of April 4, 2015 and December 31, 2014 and for the retail bowling and bowling products businesses as of March 29, 2014:

(in millions)	April 4 2015	December 31, 2014	March 29 2014
Accounts and notes receivable, net	$13.6	$14.0	$16.9
Net inventory	16.8	15.3	18.6
Prepaid expenses and other	0.6	0.7	2.8
Current assets held for sale	31.0	30.0	38.3

Net property	8.6	8.8	194.7
Other long-term assets	3.3	3.8	6.5
Long-term assets held for sale	11.9	12.6	201.2
Assets held for sale	$42.9	$42.6	$239.5

Accounts payable	$5.7	$4.5	$22.9
Accrued expenses	9.8	11.2	28.4
Current liabilities held for sale	15.5	15.7	51.3

Other liabilities	7.3	8.2	9.1
Long-term liabilities held for sale	7.3	8.2	9.1
Liabilities held for sale	$22.8	$23.9	$60.4

Note 3 – Acquisitions

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

The net cash consideration paid by the Company to acquire Whale was $29.6 million, which included payments at close of $10.0 million to retire acquiree debt. The assets acquired and liabilities assumed in the Whale acquisition have been measured at their fair values at the acquisition date, resulting in $11.9 million of identifiable intangible assets, including customer relationships, trade names and patents and proprietary technology for $6.1 million, $3.7 million and $2.1 million, respectively, and $7.9 million of goodwill, all of which are not deductible for tax purposes. The Company considers its trade names to be indefinite-lived intangible assets, whereas the amounts assigned to Whale's customer relationships and patent and proprietary technology will be amortized over the estimated useful lives of 14 years and 5 years, respectively.

These acquisitions were not and would not have been material to the Company's net sales, results of operations or total assets during any period presented. Accordingly, the Company's consolidated results from operations do not differ materially from historical performance as a result of these acquisitions, and therefore, pro-forma results are not presented.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4 – Financial Instruments

The Company operates globally with manufacturing and sales facilities in various locations around the world.  Due to the Company’s global operations, the Company engages in activities involving both financial and market risks.  The Company utilizes normal operating and financing activities, along with derivative financial instruments, to minimize these risks.

Derivative Financial Instruments. The Company uses derivative financial instruments to manage its risks associated with movements in foreign currency exchange rates, interest rates and commodity prices.  Derivative instruments are not used for trading or speculative purposes.  For certain derivative contracts, on the date a derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction (cash flow hedge).  The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction.  This process includes linking derivatives that are designated as hedges to specific forecasted transactions.  The Company also assesses, both at the hedge’s inception and monthly thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in the anticipated cash flows of the hedged item.  If the hedging relationship ceases to be highly effective, or it becomes probable that a forecasted transaction is no longer expected to occur, gains and losses on the derivative are recorded in Cost of sales or Interest expense as appropriate.  There were no material adjustments as a result of ineffectiveness to the results of operations for the three months ended April 4, 2015 and March 29, 2014. The fair value of derivative financial instruments is determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded.  The effects of derivative and financial instruments are not expected to be material to the Company’s financial position or results of operations when considered together with the underlying exposure being hedged. Use of derivative financial instruments exposes the Company to credit risk with its counterparties when the fair value of a derivative contract is an asset. The Company mitigates this risk by entering into derivative contracts with highly rated counterparties. The maximum amount of loss due to counterparty credit risk is limited to the asset value of derivative financial instruments.

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

A cash flow hedge requires that as changes in the fair value of derivatives occur, the portion of the change deemed to be effective is recorded temporarily in Accumulated other comprehensive loss, an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  As of April 4, 2015, the term of derivative instruments hedging forecasted transactions ranged from one to 21 months.

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

Foreign Currency. The Company enters into forward and option contracts to manage foreign exchange exposure related to forecasted transactions and assets and liabilities that are subject to risk from foreign currency rate changes.  These exposures include: product costs; revenues and expenses; associated receivables and payables; intercompany obligations and receivables; and other related cash flows.

Forward exchange contracts outstanding at April 4, 2015, December 31, 2014 and March 29, 2014 had notional contract values of $148.0 million, $153.5 million and $154.7 million, respectively.  Option contracts outstanding at April 4, 2015, December 31, 2014 and March 29, 2014 had notional contract values of $70.1 million, $87.0 million and $62.7 million, respectively.  The forward

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

and options contracts outstanding at April 4, 2015 mature during 2015 and 2016 and mainly relate to the Euro, Canadian dollar, Japanese yen, Brazilian real, British pound, Australian dollar, Swedish krona, Mexican peso, Norwegian krone, and New Zealand dollar. As of April 4, 2015, the Company estimates that during the next 12 months, it will reclassify approximately $9.5 million of net gains (based on current rates) from Accumulated other comprehensive loss to Cost of sales.

Interest Rate. In the second quarter of 2014, the Company entered into fixed-to-floating interest rate swaps to convert a portion of the Company's long-term debt from fixed to floating rate debt. As of both April 4, 2015 and December 31, 2014, the outstanding swaps had notional contract values of $200.0 million, of which $150.0 million correspond to the Company's 4.625 percent Senior notes due 2021 and $50.0 million correspond to the Company's 7.375 percent Debentures due 2023. There were no fixed-to-floating interest rate swaps outstanding as of March 29, 2014. These instruments have been designated as fair value hedges, with the fair value recorded in long-term debt as discussed in Note 16 – Debt.

The Company also enters into forward starting interest rate swaps from time-to-time to hedge the interest rate risk associated with anticipated debt issuances. There were no forward starting interest rate swaps outstanding at April 4, 2015, December 31, 2014 or March 29, 2014.

As of April 4, 2015, December 31, 2014 and March 29, 2014, the Company had $5.2 million, $5.2 million and $5.3 million, respectively, of net deferred losses associated with all forward starting interest rate swaps, which were included in Accumulated other comprehensive loss.  These amounts include gains deferred on forward starting interest rate swaps terminated in July 2006, net of losses deferred on forward starting swaps terminated in August 2008 and the forward starting swaps terminated in May 2013. As of April 4, 2015, the Company estimates that during the next 12 months, it will reclassify approximately $0.1 million of net losses resulting from settled forward starting interest rate swaps from Accumulated other comprehensive loss to Interest expense.

Commodity Price. The Company uses commodity swaps to hedge anticipated purchases of aluminum, copper and natural gas.  Commodity swap contracts outstanding at April 4, 2015, December 31, 2014 and March 29, 2014 had notional contract values of $23.9 million, $22.9 million and $32.7 million, respectively.  The contracts outstanding mature through 2016.  The amount of gain or loss associated with the change in fair value of these instruments is deferred in Accumulated other comprehensive loss and recognized in Cost of sales in the same period or periods during which the hedged transaction affects earnings.  As of April 4, 2015, the Company estimates that during the next 12 months it will reclassify approximately $0.2 million in net gains (based on current prices) from Accumulated other comprehensive loss to Cost of sales.

As of April 4, 2015, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets		Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid expenses and other	$6.9	Accrued expenses	$0.9
Commodity contracts	Prepaid expenses and other	—	Accrued expenses	2.5
Total		$6.9		$3.4

Derivatives Designated as Fair Value Hedges
Interest rate contracts	Prepaid expenses and other	$3.0	Accrued expenses	$1.7
Interest rate contracts	Other long-term assets	4.9	Other long-term liabilities	—
Total		$7.9		$1.7

Other Hedging Activity
Foreign exchange contracts	Prepaid expenses and other	$1.0	Accrued expenses	$0.0
Total		$1.0		$0.0

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of December 31, 2014, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets		Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid expenses and other	$5.9	Accrued expenses	$1.5
Commodity contracts	Prepaid expenses and other	0.3	Accrued expenses	0.7
Total		$6.2		$2.2

Derivatives Designated as Fair Value Hedges
Interest rate contracts	Prepaid expenses and other	$3.9	Accrued expenses	$1.3
Total		$3.9		$1.3

Other Hedging Activity
Foreign exchange contracts	Prepaid expenses and other	$1.0	Accrued expenses	$0.1
Total		$1.0		$0.1

As of March 29, 2014, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets		Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid expenses and other	$2.0	Accrued expenses	$1.5
Commodity contracts	Prepaid expenses and other	0.0	Accrued expenses	1.5
Total		$2.0		$3.0

Other Hedging Activity
Foreign exchange contracts	Prepaid expenses and other	$0.2	Accrued expenses	$0.1
Total		$0.2		$0.1

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the three months ended April 4, 2015 was:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)
Interest rate contracts	$—	Interest expense	$0.0
Foreign exchange contracts	6.7	Cost of sales	2.6
Commodity contracts	(2.7)	Cost of sales	(1.8)
Total	$4.0		$0.8

Derivatives Designated as Fair Value Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
Interest rate contracts	Interest expense	$1.1
Total		$1.1

Other Hedging Activity	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
Foreign exchange contracts	Cost of sales	$6.2
Foreign exchange contracts	Other income, net	0.7
Total		$6.9

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 29, 2014 was:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)
Foreign exchange contracts	$0.0	Cost of sales	$(0.4)
Commodity contracts	(1.1)	Cost of sales	(2.2)
Total	$(1.1)		$(2.6)

Other Hedging Activity	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
Foreign exchange contracts	Cost of sales	$(0.5)
Foreign exchange contracts	Other income, net	(0.1)
Total		$(0.6)

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Fair Value of Other Financial Instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, accounts and notes receivable and short-term debt, including current maturities of long-term debt, approximate their fair values because of the short maturity of these instruments.  At April 4, 2015, December 31, 2014 and March 29, 2014, the fair value of the Company’s long-term debt was approximately $470.7 million, $460.2 million and $468.9 million, respectively, and was determined using Level 1 and Level 2 inputs described in Note 5 – Fair Value Measurements, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt.  The carrying value of long-term debt, including current maturities, was $457.6 million, $455.7 million and $459.2 million as of April 4, 2015, December 31, 2014 and March 29, 2014, respectively.

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

The following table summarizes Brunswick’s financial assets and liabilities measured at fair value on a recurring basis as of April 4, 2015:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$111.3	$34.5	$—	$145.8
Short-term investments in marketable securities	0.8	57.0	—	57.8
Restricted cash	15.6	—	—	15.6
Derivatives	—	15.8	—	15.8
Total assets	$127.7	$107.3	$—	$235.0

Liabilities:
Derivatives	$—	$5.1	$—	$5.1
Other	7.0	47.2	—	54.2
Total liabilities	$7.0	$52.3	$—	$59.3

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes Brunswick’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$130.7	$126.8	$—	$257.5
Short-term investments in marketable securities	9.7	73.5	—	83.2
Restricted cash	15.6	—	—	15.6
Derivatives	—	11.1	—	11.1
Total assets	$156.0	$211.4	$—	$367.4

Liabilities:
Derivatives	$—	$3.6	$—	$3.6
Other	4.0	48.8	—	52.8
Total liabilities	$4.0	$52.4	$—	$56.4

The following table summarizes Brunswick’s financial assets and liabilities measured at fair value on a recurring basis as of March 29, 2014:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$68.8	$1.0	$—	$69.8
Short-term investments in marketable securities	0.8	—	—	0.8
Restricted cash	8.9	—	—	8.9
Derivatives	—	2.2	—	2.2
Total assets	$78.5	$3.2	$—	$81.7

Liabilities:
Derivatives	$—	$3.1	$—	$3.1
Other	4.3	44.7	—	49.0
Total liabilities	$4.3	$47.8	$—	$52.1

Refer to Note 4 – Financial Instruments for additional information related to the fair value of derivative assets and liabilities by class. Other liabilities shown in the tables above include certain deferred compensation plans of the Company. In addition to the items shown in the tables above, refer to Note 17 in the 2014 Form 10-K for further discussion regarding the fair value measurements associated with the Company’s postretirement benefit plans.

Note 6 – Share-Based Compensation

Under the Brunswick Corporation 2014 Stock Incentive Plan (Plan), the Company may grant stock options, stock appreciation rights (SARs), non-vested stock awards and performance awards to executives, other employees and non-employee directors, with 5.0 million shares from treasury shares and from authorized, but unissued, shares of common stock initially available for grant, in addition to any shares reacquired by the Company through the forfeiture of past awards, or settlement of such awards in cash. As of April 4, 2015, 5.3 million shares remained available for grant.

Stock Options and SARs

Through 2004, the Company issued stock options, and between 2005 and 2012, the Company issued stock-settled SARs. The Company has not issued SARs since 2012. In the three months ended April 4, 2015 and March 29, 2014, there was $0.1 million and $0.3 million, respectively, of total expense after adjusting for forfeitures, due to amortization of SARs previously granted.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Non-vested stock awards

The Company grants both stock-settled and cash-settled non-vested stock units and awards to key employees as determined by the Human Resources and Compensation Committee. The Company granted 0.2 million and 0.3 million of stock awards during the three months ended April 4, 2015 and March 29, 2014, respectively. The Company recognizes the cost of non-vested stock units and awards on a straight-line basis over the requisite service period. Additionally, cash-settled non-vested stock units and awards are recorded as a liability in the balance sheet and adjusted to fair value each reporting period through stock compensation expense. During the three months ended April 4, 2015 and March 29, 2014, $3.6 million and $2.2 million, respectively, was charged to compensation expense for non-vested stock awards.

As of April 4, 2015, the Company had $15.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. The Company expects this cost to be recognized over a weighted average period of 1.5 years.

Performance Awards

In the first quarter of 2015 and 2014, the Company granted 0.1 million performance shares to certain senior executives. The 2015 share awards are based on three performance measures--a cash flow return on investment (CFROI) measure, an operating margin (OM) measure and a total shareholder return (TSR) modifier. The 2014 share awards are based on a CFROI measure and a TSR modifier. Performance shares are earned based on a three-year performance period and a one-year performance period, commencing at the beginning of the calendar year of each grant, for the 2015 and 2014 share grants, respectively. The performance shares are then subject to a TSR modifier based on stock returns measured against stock returns of a predefined comparator group over a three-year performance period which starts at the beginning of the calendar year of each grant. Additionally, in February 2015 and 2014, the Company granted 22,990 and 24,600 performance shares, respectively, to certain officers and certain senior managers based on the respective measures and performance periods described above but excluding a TSR modifier. Based on projections of probable attainment of the CFROI and OM measures and the projected TSR modifier used to determine the performance awards, $1.2 million and $1.6 million was charged to compensation expense for the three months ended April 4, 2015 and March 29, 2014, respectively.

The fair values of the senior executives' performance share award grants with a TSR modifier at the grant date in 2015 and 2014 were $56.17 and $41.38, respectively, which were estimated using the Monte Carlo valuation model, and incorporated the following assumptions:

	2015	2014
Risk-free interest rate	1.0%	0.6%
Dividend yield	0.9%	1.0%
Volatility factor	39.2%	43.7%
Expected life of award	2.9 years	2.9 years

The fair value of the certain officers and certain senior managers' performance awards granted that were not subject to a TSR modifier was $52.39 and $40.44, which was based on the stock price on the date of grant in 2015 and 2014, respectively.

As of April 4, 2015, the Company had $7.4 million of total unrecognized compensation cost related to performance awards. The Company expects this cost to be recognized over a weighted average period of 1.2 years.

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

Note 7 – Earnings per Common Share

Basic earnings per common share is calculated by dividing Net earnings by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is calculated similarly, except that the calculation includes the dilutive effect of stock-settled SARs and stock options (collectively “options”), non-vested stock awards and performance awards.

Basic and diluted earnings per common share for the three months ended April 4, 2015 and March 29, 2014, were calculated as follows:

(in millions, except per share data)	April 4, 2015	March 29, 2014
Net earnings from continuing operations	$56.6	$49.1
Net earnings from discontinued operations, net of tax	0.4	7.9
Net earnings	$57.0	$57.0

Weighted average outstanding shares – basic	93.8	93.3
Dilutive effect of common stock equivalents	1.4	1.7
Weighted average outstanding shares – diluted	95.2	95.0

Basic earnings per common share:
Continuing operations	$0.60	$0.53
Discontinued operations	0.01	0.08
Net earnings	$0.61	$0.61

Diluted earnings per common share:
Continuing operations	$0.59	$0.52
Discontinued operations	0.01	0.08
Net earnings	$0.60	$0.60

As of April 4, 2015, the Company had 2.3 million options outstanding, of which 2.2 million were exercisable.  This compares with 3.5 million options outstanding, of which 3.0 million were exercisable, as of March 29, 2014.  During the three months ended April 4, 2015 and March 29, 2014, there were 0.0 million and 0.3 million average shares of options outstanding, respectively, for which the exercise price was greater than the average market price of the Company’s shares for the period then ended.  These options were not included in the computation of diluted earnings per common share because the effect would have been anti-dilutive. Changes in average outstanding basic shares from March 29, 2014 to April 4, 2015, reflect the impact of options exercised and the vesting of stock and performance awards since the beginning of 2014, net of the impact of common stock repurchases during the fourth quarter of 2014 and first quarter of 2015.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 8 – Commitments and Contingencies

Financial Commitments

The Company has entered into guarantees of indebtedness of third parties, primarily in connection with customer financing programs.  Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount that is less than total obligations outstanding.  The Company has also extended guarantees to third parties that have purchased customer receivables from Brunswick and, in certain instances, has guaranteed secured term financing of its customers.  Potential payments in connection with these customer financing arrangements generally extend over several years.  The potential cash obligations associated with these customer financing arrangements as of April 4, 2015, December 31, 2014 and March 29, 2014 were:

	Single Year Obligation			Maximum Obligation
(in millions)	April 4, 2015	December 31, 2014	March 29, 2014	April 4, 2015	December 31, 2014	March 29, 2014
Marine Engine	$2.5	$2.6	$8.9	$2.5	$2.6	$8.9
Boat	3.9	3.7	2.7	3.9	3.7	2.7
Fitness	22.9	24.6	25.7	27.9	29.5	29.6
Total	$29.3	$30.9	$37.3	$34.3	$35.8	$41.2

In most instances, upon repurchase of the receivable or note, the Company receives rights to the collateral securing the financing.  The Company’s risk under these arrangements is partially mitigated by the value of the collateral that secures the financing.  The Company had $1.1 million, $1.2 million and $1.6 million accrued for potential losses related to recourse exposure at April 4, 2015, December 31, 2014 and March 29, 2014, respectively.

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the customer, to repurchase from the third-party lender those Brunswick products repossessed from the customer.  These arrangements are typically subject to a maximum repurchase amount. The potential cash payments the Company could be required to make to repurchase collateral as of April 4, 2015, December 31, 2014 and March 29, 2014 were:

	Single Year Obligation			Maximum Obligation
(in millions)	April 4, 2015	December 31, 2014	March 29, 2014	April 4, 2015	December 31, 2014	March 29, 2014
Total	$58.2	$56.8	$64.0	$58.2	$56.8	$64.0

The Company’s risk under these repurchase arrangements is partially mitigated by the value of the products repurchased as part of the transaction.  The Company had $1.0 million, $1.2 million and $1.6 million accrued for potential losses related to repurchase exposure at April 4, 2015, December 31, 2014 and March 29, 2014, respectively.  The Company’s repurchase accrual represents the expected losses that could result from obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of those products to alternative dealers.

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

The Company has accounts receivable sale arrangements with third parties which are included in the guarantee arrangements discussed above.  The Company treats the sale of receivables in which the Company retains an interest as a secured obligation as the transfers of the receivables under these arrangements do not meet the requirements of a “true sale.”  Accordingly, the current portion of receivables underlying these arrangements of $21.6 million, $23.7 million and $33.5 million was recorded in Accounts and notes receivable and Accrued expenses as of April 4, 2015, December 31, 2014 and March 29, 2014, respectively.  Further, the long-term portion of these arrangements of $20.1 million, $19.6 million and $18.9 million as of April 4, 2015, December 31, 2014 and March 29, 2014, was recorded in Other long-term assets and Other long-term liabilities.

Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling $7.9 million and $15.2 million, respectively, as of April 4, 2015.  A large portion of these standby letters of credit and surety bonds are related to the Company’s self-insured workers’ compensation program as required by its insurance companies and various state agencies.  The Company has recorded reserves to cover the anticipated liabilities associated with

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

these programs.  Under certain circumstances, such as an event of default under the Company’s revolving credit facility, or, in the case of surety bonds, a ratings downgrade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds.  The Company was not required to post letters of credit as collateral against surety bonds as of April 4, 2015.

The Company has a collateral trust arrangement with insurance carriers and a trustee bank.  The trust is owned by the Company, but the assets are pledged as collateral against workers’ compensation related obligations in lieu of other forms of collateral including letters of credit.  In connection with this arrangement, the Company had $15.6 million, $15.6 million and $8.9 million of cash in the trust as of April 4, 2015, December 31, 2014 and March 29, 2014, respectively, which was classified as Restricted cash in the Company’s Condensed Consolidated Balance Sheets. In 2014, the Company made net transfers to the trust related to a net increase in annual collateral requirements for the policy years covered by the trust.

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

The following activity related to product warranty liabilities was recorded in Accrued expenses during the three months ended April 4, 2015 and March 29, 2014:

(in millions)	April 4, 2015	March 29, 2014
Balance at beginning of period	$110.6	$119.6
Payments made	(12.7)	(11.2)
Provisions/additions for contracts issued/sold	17.5	15.7
Aggregate changes for preexisting warranties	(4.3)	(8.1)
Foreign currency translation	(2.4)	(0.2)
Balance at end of period	$108.7	$115.8

Additionally, end users of the Company's Marine Engine, Boat and Fitness segments' products may purchase a contract from the Company that extends product warranty beyond the standard period.  For certain extended warranty contracts in which the Company retains the warranty or administration obligation, a deferred liability is recorded based on the aggregate sales price for contracts sold.  The deferred liability is reduced and revenue is recognized on a straight-line basis over the contract period during which costs are expected to be incurred.  Deferred revenue associated with contracts sold by the Company that extend product protection beyond the standard product warranty period, not included in the table above, was $72.6 million and $57.6 million at April 4, 2015 and March 29, 2014, respectively, and is recorded in Accrued expenses and Other long-term liabilities.

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

There were no significant changes during the three months ended April 4, 2015, to the legal and environmental commitments that were discussed in Note 13 to the consolidated financial statements in the 2014 Form 10-K.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 9 – Financing Receivables

The Company has recorded financing receivables, which are defined as a contractual right to receive money, as assets on its Condensed Consolidated Balance Sheets as of April 4, 2015, December 31, 2014 and March 29, 2014.  Substantially all of the Company’s financing receivables are for commercial customers.  The Company classifies its financing receivables into three categories: receivables repurchased under recourse provisions (Recourse Receivables); receivables sold to third-party finance companies (Third-Party Receivables); and customer notes and other (Other Receivables).  Recourse Receivables are the result of the contingent recourse arrangements discussed in Note 8 – Commitments and Contingencies.  Third-Party Receivables are accounts that have been sold to third-party finance companies, but do not meet the definition of a true sale, and are therefore recorded as an asset with an offsetting balance recorded as a secured obligation in Accrued expenses and Other long-term liabilities as discussed in Note 8 – Commitments and Contingencies.  Other Receivables are mostly comprised of notes from customers, which are originated by the Company in the normal course of business.  Financing receivables are carried at their face amounts less an allowance for doubtful accounts.

The Company sells a broad range of recreational products to a worldwide customer base and extends credit to its customers based upon an ongoing credit evaluation program.  The Company’s business units maintain credit organizations to manage financial exposure and perform credit risk assessments on an individual account basis.  Accounts are not aggregated into categories for credit risk determinations.  Due to the composition of the account portfolio, the Company does not believe that the credit risk posed by the Company’s financing receivables is significant to its operations, financial condition or cash flows.  There were no significant troubled debt restructurings during the three months ended April 4, 2015 and March 29, 2014.

The following are the Company’s financing receivables, excluding trade accounts receivable contractually due within one year, by segment as of April 4, 2015:

(in millions)	Marine Engine	Boat	Fitness	Corporate	Total
Recourse Receivables:
Short-term	$—	$—	$0.5	$2.7	$3.2
Long-term	—	—	0.1	0.8	0.9
Allowance for doubtful accounts	—	—	(0.3)	(2.9)	(3.2)
Total	—	—	0.3	0.6	0.9

Third-Party Receivables:
Short-term	2.9	3.3	15.4	—	21.6
Long-term	—	—	20.1	—	20.1
Allowance for doubtful accounts	—	—	—	—	—
Total	2.9	3.3	35.5	—	41.7

Other Receivables:
Short-term	7.2	0.2	0.9	4.0	12.3
Long-term	0.5	0.1	0.2	1.3	2.1
Allowance for doubtful accounts	—	(0.2)	—	—	(0.2)
Total	7.7	0.1	1.1	5.3	14.2

Total Financing Receivables	$10.6	$3.4	$36.9	$5.9	$56.8

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following are the Company’s financing receivables, excluding trade accounts receivable contractually due within one year, by segment as of December 31, 2014:

(in millions)	Marine Engine	Boat	Fitness	Corporate(A)	Total
Recourse Receivables:
Short-term	$—	$—	$0.3	$2.7	$3.0
Long-term	—	—	0.2	0.8	1.0
Allowance for doubtful accounts	—	—	(0.3)	(2.9)	(3.2)
Total	—	—	0.2	0.6	0.8

Third-Party Receivables:
Short-term	2.6	4.5	16.6	—	23.7
Long-term	—	—	19.6	—	19.6
Allowance for doubtful accounts	—	—	—	—	—
Total	2.6	4.5	36.2	—	43.3

Other Receivables:
Short-term	7.1	0.2	0.6	4.0	11.9
Long-term	0.6	0.1	0.3	1.3	2.3
Allowance for doubtful accounts	—	(0.2)	—	—	(0.2)
Total	7.7	0.1	0.9	5.3	14.0

Total Financing Receivables	$10.3	$4.6	$37.3	$5.9	$58.1

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following are the Company’s financing receivables, excluding trade accounts receivable contractually due within one year, by segment as of March 29, 2014:

(in millions)	Marine Engine	Boat	Fitness	Corporate	Total
Recourse Receivables:
Short-term	$—	$—	$0.7	$—	$0.7
Long-term	—	—	0.2	—	0.2
Allowance for doubtful accounts	—	—	(0.3)	—	(0.3)
Total	—	—	0.6	—	0.6

Third-Party Receivables:
Short-term	11.4	2.3	19.8	—	33.5
Long-term	—	—	18.9	—	18.9
Allowance for doubtful accounts	—	—	—	—	—
Total	11.4	2.3	38.7	—	52.4

Other Receivables:
Short-term	9.0	0.3	0.5	0.2	10.0
Long-term	0.9	0.1	0.1	1.3	2.4
Allowance for doubtful accounts	—	(0.3)	—	—	(0.3)
Total	9.9	0.1	0.6	1.5	12.1

Total Financing Receivables	$21.3	$2.4	$39.9	$1.5	$65.1

There was no significant activity in the allowance for doubtful accounts on financing receivables during the three months ended April 4, 2015 and March 29, 2014.

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

As a result of freezing benefit accruals in its defined benefit pension plans, the Company allocates only service-related costs to the operating segment results and reports all other components of pension expense, such as Interest cost, Expected return on plan assets and Amortization of net actuarial losses in Pension - non-service costs.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Operating Segments

The following table sets forth net sales and operating earnings (loss) of each of the Company's operating segments, which are also the Company's reportable segments, for the three months ended April 4, 2015 and March 29, 2014:

	Net Sales		Operating Earnings (Loss)
	Three Months Ended		Three Months Ended
(in millions)	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
Marine Engine	$562.2	$505.1	$74.2	$61.7
Boat	318.0	282.8	7.7	8.4
Marine eliminations	(80.1)	(73.1)	—	—
Total Marine	800.1	714.8	81.9	70.1
Fitness	185.6	180.1	25.8	29.7
Pension - non-service costs	—	—	(3.0)	(3.7)
Corporate/Other	—	—	(16.0)	(14.2)
Total	$985.7	$894.9	$88.7	$81.9

The following table sets forth total assets of each of the Company's reportable segments:

	Total Assets
(in millions)	April 4, 2015	December 31, 2014	March 29, 2014
Marine Engine	$1,023.5	$908.3	$975.2
Boat	402.5	376.5	366.1
Total Marine	1,426.0	1,284.8	1,341.3
Fitness	550.3	578.4	554.1
Corporate/Other	1,014.6	1,228.6	810.8
Total	$2,990.9	$3,091.8	$2,706.2

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

The following is a summary of the Company’s available-for-sale securities, all due in one year or less, as of April 4, 2015:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)
Agency Bonds	$36.0	$—	$—	$36.0
Commercial Paper	21.0	—	—	21.0
U.S. Treasury Bills	0.8	—	—	0.8
Total available-for-sale securities	$57.8	$—	$—	$57.8

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

The following is a summary of the Company’s available-for-sale securities, all due in one year or less, as of March 29, 2014:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)
U.S. Treasury Bills	$0.8	$—	$—	$0.8
Total available-for-sale securities	$0.8	$—	$—	$0.8

The Company had $9.5 million in sales and $31.8 million in redemptions of available-for-sale securities during the three months ended April 4, 2015. The Company had $11.9 million in redemptions of available-for-sale securities during the three months ended March 29, 2014.

At each reporting date, management reviews the debt securities to determine if any loss in the value of a security below its amortized cost should be considered “other-than-temporary.” As of April 4, 2015, there were no unrealized losses related to debt securities that required management evaluation.

Equity Investments

The Company has certain unconsolidated international and domestic affiliates that are accounted for using the equity method. Refer to Note 13 – Financial Services for more details on the Company’s Brunswick Acceptance Company, LLC joint venture. In the fourth quarter of 2014, the Company determined that the fair value of its 36 percent investment in Bella-Veneet Oy (Bella), a Finnish boat manufacturer, had declined significantly as a result of the inability of the business to achieve profitability due to weak market conditions for its products, which has led to significant declines in revenue. The Company determined that the book value of its investment exceeded its fair value and concluded that this decline in fair value was other than temporary. As a result, the Company recorded a $20.2 million charge during the fourth quarter of 2014 in order to reflect the fair value of the Company's investment in Bella of $1.1 million. Refer to Note 9 to the consolidated financial statements in the 2014 Form 10-K for further detail relating to the Company's equity investments.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 12 – Comprehensive Income

Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets includes prior service costs and credits and net actuarial gains and losses for defined benefit plans; foreign currency cumulative translation adjustments; and unrealized derivative gains and losses, all net of tax.  Changes in the components of Accumulated other comprehensive loss, all net of tax, for the three months ended April 4, 2015 and March 29, 2014 were as follows:

(in millions)	April 4, 2015	March 29, 2014
Net earnings	$57.0	$57.0
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	(17.1)	(1.6)
Net change in unamortized prior service credits	(0.2)	(0.3)
Net change in unamortized actuarial losses	3.7	2.5
Net change in unrealized derivative losses	2.3	0.9
Total other comprehensive income (loss)	(11.3)	1.5
Comprehensive income	$45.7	$58.5

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the three months ended April 4, 2015:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Net derivative losses	Total
Beginning balance	$(14.5)	$(3.9)	$(456.6)	$(5.5)	$(480.5)
Other comprehensive income (loss) before reclassifications (A)	(17.1)	—	0.5	3.0	(13.6)
Amounts reclassified from Accumulated other comprehensive loss (B)	—	(0.2)	3.2	(0.7)	2.3
Net current-period other comprehensive income (loss)	(17.1)	(0.2)	3.7	2.3	(11.3)
Ending balance	$(31.6)	$(4.1)	$(452.9)	$(3.2)	$(491.8)

(A) The tax effects for the three months ended April 4, 2015 were $5.0 million for foreign currency translation, $(0.4) million for net actuarial losses arising during the period and $(1.0) million for derivatives.

(B) See the table below for the tax effects for the three months ended April 4, 2015 and March 29, 2014.

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the three months ended March 29, 2014:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Net derivative losses	Total
Beginning balance	$11.0	$(2.6)	$(398.6)	$(11.3)	$(401.5)
Other comprehensive income (loss) before reclassifications (A)	(1.6)	—	0.2	(0.7)	(2.1)
Amounts reclassified from Accumulated other comprehensive loss (B)	—	(0.3)	2.3	1.6	3.6
Net current-period other comprehensive income (loss)	(1.6)	(0.3)	2.5	0.9	1.5
Ending balance	$9.4	$(2.9)	$(396.1)	$(10.4)	$(400.0)

(A) The tax effects for the three months ended March 29, 2014 were $(0.5) million for foreign currency translation, $(0.0) million for net actuarial losses arising during the period and $0.4 million for derivatives.

(B) See the table below for the tax effects for the three months ended April 4, 2015 and March 29, 2014.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents reclassification adjustments out of Accumulated other comprehensive loss during the three months ended April 4, 2015 and March 29, 2014:

(in millions)	Three Months Ended
Details about Accumulated other comprehensive income (loss) components	April 4, 2015	March 29, 2014	Affected line item in the statement where net income is presented
Amortization of defined benefit items:
Prior service credits	$0.3	$0.5	(A)
Net actuarial losses	(5.2)	(3.7)	(A)
	(4.9)	(3.2)	Total before tax
	1.9	1.2	Tax benefit
	$(3.0)	$(2.0)	Net of tax

Amount of gain (loss) reclassified into earnings on derivative contracts:
Foreign exchange contracts	$2.6	$(0.4)	Cost of sales
Commodity contracts	(1.8)	(2.2)	Cost of sales
	0.8	(2.6)	Total before tax
	(0.1)	1.0	Tax (provision) benefit
	$0.7	$(1.6)	Net of tax

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

In March 2013, the term of the BAC joint venture was extended through December 31, 2016.  The joint venture agreement contains provisions allowing for the renewal of the agreement or the purchase of the other party’s interest in the joint venture at the end of its term.  Alternatively, either partner may terminate the agreement at the end of its term.  In June 2014, the joint venture agreement was amended to adjust a financial covenant that was conformed to the maximum leverage ratio test contained in the Facility as described in Note 16 – Debt.  As of April 4, 2015, the Company was in compliance with the leverage ratio covenant under both the joint venture agreement and the Facility as described in Note 16 – Debt.

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

The Company considers BFS’s investment in BAC as an investment in a variable interest entity of which the Company is not the primary beneficiary.  To be considered the primary beneficiary, the Company must have the power to direct the activities of BAC that most significantly impact BAC’s economic performance and the Company must have the obligation to absorb losses or the right to receive benefits from BAC that could be potentially significant to BAC.  Based on a qualitative analysis performed by the Company, BFS did not meet the definition of a primary beneficiary.  As a result, BFS’s investment in BAC is accounted

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

for by the Company under the equity method and is recorded as a component of Equity investments in its Condensed Consolidated Balance Sheets.  The Company records BFS’s share of income or loss in BAC based on its ownership percentage in the joint venture in Equity earnings (loss) in its Condensed Consolidated Statements of Comprehensive Income.  BFS’s equity investment is adjusted monthly to maintain a 49 percent interest in accordance with the capital provisions of the joint venture agreement.  The Company funds its investment in BAC through cash contributions and reinvested earnings.  BFS’s total investment in BAC at April 4, 2015, December 31, 2014 and March 29, 2014 was $17.0 million, $10.8 million and $13.8 million, respectively.

The Company’s maximum loss exposure relating to BAC is detailed as follows:

(in millions)	April 4, 2015	December 31, 2014	March 29, 2014
Investment	$17.0	$10.8	$13.8
Repurchase and recourse obligations (A)	36.8	37.3	36.9
Liabilities (B)	(1.3)	(1.6)	(1.2)
Total maximum loss exposure	$52.5	$46.5	$49.5

(A)
Repurchase and recourse obligations are off-balance sheet obligations provided by the Company for the Boat and Marine Engine segments, respectively, and are included within the Maximum Potential Obligations disclosed in Note 8 – Commitments and Contingencies.  Repurchase and recourse obligations are mainly related to a North American repurchase agreement with GECDF and could be reduced by repurchase activity occurring under other similar agreements with GECDF and affiliates.  The Company’s risk under these repurchase arrangements is partially mitigated by the value of the products repurchased as part of the transaction.  Amounts above exclude any potential recoveries from the value of the repurchased product. The amount previously reported of $51.7 million as of March 29, 2014, reflects repurchase and recourse obligations under the Company's global repurchase agreement that was replaced in 2013 with the North American repurchase agreement described above.

(B)
Represents accrued amounts for potential losses related to recourse exposure and the Company’s expected losses on obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of these products to alternative dealers.

BFS recorded income related to the operations of BAC of $1.0 million and $1.1 million for the three months ended April 4, 2015 and March 29, 2014, respectively. The income for the three months ended March 29, 2014 includes amounts earned by BFS under the aforementioned income sharing agreement.

Note 14 – Income Taxes

The Company recognized an income tax provision from continuing operations for the three months ended April 4, 2015 of $28.3 million, which included a net benefit of $1.3 million primarily associated with adjustments made to deferred tax balances. The Company recognized an income tax provision from continuing operations for the three months ended March 29, 2014 of $26.0 million, which included a net charge of $0.4 million mainly associated with the impact of tax rate changes on deferred tax balances. The effective tax rate from continuing operations, which is calculated as the income tax benefit or provision as a percentage of pre-tax income, for the three months ended April 4, 2015 and March 29, 2014, was 33.3 percent and 34.6 percent, respectively.

The Company has historically provided deferred taxes for the presumed ultimate repatriation to the U.S. of earnings from most of its non-U.S. subsidiaries and unconsolidated affiliates. Through December 31, 2014, the indefinite criteria had been applied to certain entities and allowed the Company to overcome that presumption to the extent the earnings were to be indefinitely reinvested outside the United States. As of January 1, 2015, the Company determined that the indefinite reversal assertion should be applied to one more non-U.S. subsidiary's earnings recorded only for 2015 and future years which will be considered indefinitely reinvested. Accordingly, no deferred income taxes have been provided as of April 4, 2015, December 31, 2014 and March 29, 2014 on the applicable undistributed earnings of the non-U.S. subsidiaries where the indefinite reinvestment assertion has been applied. If at some future date these earnings cease to be indefinitely reinvested, the Company may be subject to additional U.S. income taxes and foreign withholding and other taxes on such amounts. The Company continues to provide deferred taxes, as required, on the undistributed net earnings of foreign subsidiaries and unconsolidated affiliates that are not deemed to be indefinitely reinvested in operations outside the United States.

As of April 4, 2015, December 31, 2014 and March 29, 2014, the Company had $5.0 million, $5.1 million and $5.6 million of gross unrecognized tax benefits, including interest, respectively.  The Company believes it is reasonably possible that the total amount of gross unrecognized tax benefits as of April 4, 2015, could decrease by approximately $0.3 million in the next 12 months due to settlements with taxing authorities or lapses in the statute of limitations.  Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in 2015, but the amount cannot be estimated.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company is regularly audited by federal, state and foreign tax authorities. The Internal Revenue Service (IRS) has completed its field examination and has issued its Revenue Agents Report for 2010 and all open issues have been resolved. The IRS is currently examining the Company's taxable years 2011 and 2012. Primarily as a result of filing amended returns, which were generated by the closing of federal income tax audits, the Company is still open to state and local tax audits in major tax jurisdictions dating back to the 2004 taxable year. The Company is not subject to income tax examinations by any major foreign tax jurisdiction for years prior to 2008.

Note 15 – Pension and Other Postretirement Benefits

The Company has defined contribution plans, qualified and nonqualified defined benefit pension plans, and other postretirement benefit plans covering substantially all of its employees. The Company's contributions to its defined contribution plans include a match and an annual discretionary contribution and are based on various percentages of compensation, and in some instances are based on the amount of the employees' contributions to the plans. See Note 17 to the consolidated financial statements in the 2014 Form 10-K for further details regarding these plans.

Pension and other postretirement benefit costs included the following components for the three months ended April 4, 2015 and March 29, 2014:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
(in millions)	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
Service cost	$—	$—	$—	$—
Interest cost	11.9	14.7	0.5	0.5
Expected return on plan assets	(13.9)	(14.7)	—	—
Amortization of prior service credits	—	—	(0.2)	(0.2)
Amortization of net actuarial losses	4.9	3.7	0.3	—
Net pension and other benefit costs	$2.9	$3.7	$0.6	$0.3

Portions of Net pension and other benefit costs are recorded in Selling, general and administrative expenses as well as capitalized into inventory. Costs capitalized into inventory are eventually realized through Cost of sales in the Condensed Consolidated Statements of Comprehensive Income.

During 2014, the Company initiated the process to offer lump sum payments to certain active pension plan participants, which is expected to be completed in November 2015. The Company expects to make approximately $70.0 million in payments from the plans in connection with this action and to incur an estimated settlement loss of $30.0 million to $35.0 million. However, since the final result of the offering is presently unknown, these amounts are subject to change.

Employer Contributions and Benefit Payments. During the three months ended April 4, 2015 and March 29, 2014, the Company contributed $0.9 million and $0.6 million, respectively, to fund benefit payments to its nonqualified pension plan. During the three months ended April 4, 2015, the Company contributed $60.0 million to its qualified pension plans. The Company did not make any contributions to its qualified pension plans during the three months ended March 29, 2014. Company contributions are subject to change based on market conditions, pension funding regulations and Company discretion.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 16 – Debt

Long-term debt at April 4, 2015, December 31, 2014 and March 29, 2014, consisted of the following:

(in millions)	April 4, 2015	December 31, 2014	March 29, 2014
Notes, 7.125% due 2027, net of discount of $0.5, $0.5 and $0.5	$162.7	$162.7	$162.7
Senior notes, currently 4.625% due 2021(A)	152.4	150.5	150.0
Debentures, 7.375% due 2023, net of discount of $0.2, $0.2 and $0.2(A)	105.4	104.1	103.7
Loan with Fond du Lac County Economic Development Corporation, 2.0% due 2021, net of discount of $5.0, $5.2 and $5.7	32.2	32.5	36.5
Notes, various up to 5.892% payable through 2022	4.9	5.9	6.3
Total long-term debt	457.6	455.7	459.2
Current maturities of long-term debt	(5.0)	(5.5)	(5.7)
Long-term debt, net of current maturities	$452.6	$450.2	$453.5

(A) Included in Senior notes, 4.625% due 2021 and Debentures, 7.375% due 2023 at April 4, 2015 and December 31, 2014, are the estimated aggregate fair values related to the fixed-to-floating interest rate swaps as discussed in Note 4 – Financial Instruments.

The Company did not repurchase debt during the three months ended April 4, 2015 and March 29, 2014.

In June 2014, the Company amended and restated the five-year $300.0 million secured, asset-based borrowing facility it entered into during March 2011 and converted it into a five-year $300 million secured facility (Facility) which is in effect through 2019. Under the terms of the agreement, the security was released as of December 26, 2014. As of April 4, 2015, available borrowing capacity totaled $294.1 million, net of $5.9 million of letters of credit outstanding under the Facility.  The Company has the ability to issue up to $100.0 million in letters of credit under the Facility.  The Company had no borrowings under the Facility during the three months ended April 4, 2015.  The Company initially paid a facility fee of 25.0 basis points per annum, however in August 2014, the fee was adjusted to 20.0 basis points per annum based on the Company's leverage ratio.  Once the Company achieves the Investment Grade Release Conditions, the facility fee per annum will be within a range of 12.5 to 35.0 basis points based on the Company's credit rating. The Investment Grade Release Conditions are defined as the date upon which the Company receives an investment grade credit rating by either Standard & Poor's or Moody's and meets the leverage ratio requirements of less than or equal to 2.25:1.00 for the prior two fiscal quarters. Under the terms of the Facility, the Company has two borrowing options, including borrowing at a rate tied to adjusted LIBOR plus a spread of 130.0 basis points or a base rate plus a margin of 30.0 basis points. The rates are determined by a leverage ratio, with a range of 130.0 to 190.0 basis points for LIBOR rate borrowings and a range of 30.0 to 90.0 basis points for base rate borrowings, until the occurrence of the Investment Grade Release Conditions, on and after which the rate will be determined by the Company’s credit ratings, with a range of 100.0 to 190.0 basis points for LIBOR rate borrowings and a range of 0.0 to 90.0 basis points for base rate borrowings.

The Company is required to maintain compliance with two financial covenants included in the Facility - a minimum interest coverage ratio and a maximum leverage ratio.  The minimum interest coverage ratio, as defined in the agreement, is not permitted to be less than 3.50 to 1.00. The maximum leverage ratio, as defined in the agreement, is not permitted to be more than 3.00 to 1.00, unless the Company completes an acquisition of more than $100.0 million, which increases the maximum leverage ratio to 3.25 to 1.00 for the twelve months following the acquisition. As of April 4, 2015, the Company was in compliance with these two financial covenants in the Facility.

Note 17 – Subsequent Events

On April 27, 2015, the Company acquired 100 percent of privately held BLA, Australia's largest provider of marine products, to strengthen Brunswick's marine parts and accessories presence in the region. BLA has an extensive dealer network throughout Australia and New Zealand and will be managed as part of the Company’s marine service, parts and accessories businesses within the Marine Engine segment.

On May 6, 2015, the Company's Board of Directors declared a quarterly dividend on its common stock of $0.125 per share. The dividend will be payable June 15, 2015 to shareholders of record on May 26, 2015.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in Management’s Discussion and Analysis are based on non-GAAP financial measures.  Specifically, the discussion of Brunswick Corporation's (Brunswick or the Company) cash flows includes an analysis of free cash flows and total liquidity, and the discussion of the Company's net sales includes a discussion of net sales on a constant currency basis.  GAAP refers to generally accepted accounting principles in the United States.  A “non-GAAP financial measure” is a numerical measure of a registrant’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statements of comprehensive income, balance sheets or statements of cash flows of the issuer; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented.  Non-GAAP financial measures do not include operating and statistical measures.

The Company includes non-GAAP financial measures in Management’s Discussion and Analysis, as Brunswick’s management believes that these measures and the information they provide are useful to investors because they permit investors to view Brunswick’s performance using the same tools that management uses and to better evaluate the Company’s ongoing business performance.

Certain statements in Management’s Discussion and Analysis are forward-looking as defined in the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations that are subject to risks and uncertainties.  Actual results may differ materially from expectations as of the date of this filing because of factors discussed in Part I, Item 1A – Risk Factors in the 2014 Form 10-K.

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

General

Net sales increased 10 percent during the first quarter of 2015 when compared with the first quarter of 2014 on a GAAP basis and 14 percent on a constant currency basis due to net sales increases across all segments, all of which benefited from successful new product launches. Marine Engine segment net sales increased due to strong growth rates in net sales in the marine service, parts and accessories businesses as well as solid increases in outboard engine net sales, with modest growth in sterndrive engine revenues. Boat segment net sales increased due to strong growth rates in the net sales of fiberglass sterndrive and inboard boats as well as continued solid gains in the sales of outboard boats. The Boat segment's net sales benefited from a favorable shift in mix across most of the segment's boat lines, which resulted in higher average selling prices, along with improvements in market share and wholesale unit shipments. The Marine Engine and Boat segments also benefited from more favorable weather conditions in the first quarter of 2015 when compared with the first quarter of 2014. Fitness segment net sales reflected growth in the U.S. at health clubs and hospitality customers, as well as net sales gains in international markets, partially offset by lower net sales to local and federal governments. International net sales for the Company decreased 1 percent in the first quarter of 2015 when compared with the first quarter of 2014. On a constant currency basis, international net sales increased 9 percent in the first quarter of 2015 driven mainly by strong net sales increases in European markets partially offset by net sales decreases in Canadian markets, reflecting weaker boat demand.

Operating earnings in the first quarter of 2015 were $88.7 million, with an operating margin of 9.0 percent.  In the first quarter of 2014, the Company reported operating earnings of $81.9 million, with an operating margin of 9.2 percent. The increase in operating earnings during the first quarter of 2015 when compared with the first quarter of 2014 reflected higher net sales partially offset by an unfavorable impact from foreign exchange, planned cost increases associated with new product integrations, capacity expansions and production ramp-up, and the absence of favorable warranty adjustments recorded in the first quarter of 2014.

During the three months ended April 4, 2015, interest expense was $0.9 million lower when compared with the three months ended March 29, 2014 due primarily to benefits from fixed-to-floating rate interest rate swaps entered into during 2014.

The Company's effective tax rate from continuing operations, which is calculated as the income tax benefit or provision as a percentage of pre-tax income, for the three months ended April 4, 2015 and March 29, 2014, was 33.3 percent and 34.6 percent, respectively.

The Company continues to expect 2015 will be another year of strong earnings growth, which is anticipated to be more heavily weighted to the second-half of the year, and outstanding free cash flow generation. The Company is targeting 6 percent to 8 percent net sales growth when compared with 2014, which includes benefits from the success of new products and the continuation of solid growth in the U.S., partially offset by an unfavorable impact from foreign exchange and weakness in certain international markets. The Company expects growth in outboard boat and engine products, as well as in the global service, parts and accessories businesses. The Company also anticipates the continued successful execution of its large fiberglass boat strategy, which is a key part of an increasing number of new products that will be shipped into the market. However, as a result of solid growth in boats below 28 feet, increases in average boat sale prices during 2015 will continue to be at a lower rate of growth when compared with 2014. Positive health and fitness trends, combined with continued innovation of new products, have positioned the Company's Fitness segment to outperform the market in cardio, strength and group training categories.

The Company expects to have higher earnings before income taxes in 2015 resulting from increased revenue and slight improvements in gross margins levels, which includes benefits from the Company's ongoing focus on managing cost of goods sold by implementing programs to improve supply chain and manufacturing efficiencies partially offset by unfavorable translation impacts from foreign currencies and the absence of favorable warranty adjustments achieved in 2014. Operating expenses, including research and development expenses, are projected to be higher in 2015 when compared with 2014 as the Company continues to increase investment spending to support strategic objectives, but lower on a percentage of net sales basis.

While the Company continues to plan for solid gains in operating margins for the full year, first-half 2015 operating margins are projected to be flat to slightly down compared with the same period in 2014. This reflects several factors, including foreign exchange headwinds, the absence of 2014 favorable warranty adjustments, and continued increases in investments to support our strategic objectives as the growth rate of these investments is heavily weighted to the first half of 2015. Higher costs and inefficiencies are expected in the first-half of 2015 due to plant capacity expansions, new products in each of our segments, and production ramp-up as net sales continue to experience significant growth. Less severe foreign exchange comparisons and improved manufacturing performance through efficiencies and cost reductions are expected in the second-half of 2015, which would result in improvement in second-half operating margins.

The Company is also planning for its effective tax rate in 2015 to be 34 percent based on existing tax law, and excludes the potential impact of an extension of the U.S. research and development tax credit.

Restructuring Activities

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

In the fourth quarter of 2013, the Company made the decision to outsource woodworking operations for its fiberglass sterndrive boats, which resulted in long-lived asset impairment charges. The Company anticipates its Boat segment will achieve annual savings between $1 million and $2 million related to this action, with the full benefit being realized in 2015. Future cost savings will primarily be reflected in Cost of sales as reported in the Company's Condensed Consolidated Statements of Comprehensive Income.

The Company announced in the first quarter of 2013 the consolidation of its yacht and motoryacht production at its Palm Coast, Florida manufacturing plant. As a result, the Company suspended manufacturing at its Sykes Creek boat manufacturing facility in Merritt Island, Florida as of the end of June 2013. The Boat segment achieved savings between $3 million and $4 million through 2014 related to this action. Cost savings are primarily reflected in Cost of sales as reported in the Company's Condensed Consolidated Statements of Comprehensive Income. Due to demand for successful new products, including the large Sea Ray L-Class yachts, and to help enable production efficiency improvements, the Company reactivated its Sykes Creek boat manufacturing facility in the first quarter of 2015.

The Company anticipates it will incur nominal restructuring charges in 2015.

Matters Affecting Comparability

The following events have occurred during the three months ended April 4, 2015 and March 29, 2014, which the Company believes affect the comparability of the results of operations:

Changes in Foreign Currency Rates. Percentage changes in net sales expressed in constant currency are presented to reflect the impact that changes in currency exchange rates had on net sales. To present this information, first quarter 2015 net sales transacted in currencies other than U.S. dollars are translated to U.S. dollars using first quarter 2014 exchange rates, using the average exchange rates in effect during the comparative period. The difference between the current period net sales using the current and prior period exchange rates better reflects the changes in the underlying business trends, excluding the impact of translation arising from foreign currency exchange rate fluctuations. Approximately 20 percent of the Company's net sales are transacted in a currency other than the U.S. dollar. The Company's most material exposures include sales in Euros, Canadian dollars, Brazilian reais and Australian dollars. The following table sets forth segment results for the three months ended:

	Net Sales		2015 vs. 2014 Increase/(Decrease)
(in millions, except per share data)	April 4, 2015	March 29, 2014	% Change	% Change Constant Currency
Marine Engine	$562.2	$505.1	11%	16%
Boat	318.0	282.8	12%	15%
Marine eliminations	(80.1)	(73.1)	10%
Total Marine	800.1	714.8	12%	16%

Fitness	185.6	180.1	3%	6%
Total	$985.7	$894.9	10%	14%

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Condensed Consolidated Statements of Comprehensive Income for the three months ended:

	Three Months Ended		2015 vs. 2014 Increase/(Decrease)
(in millions, except per share data)	April 4, 2015	March 29, 2014	$ Change	% Change	% Change Constant Currency (B)
Net sales	$985.7	$894.9	$90.8	10.1%	13.8%
Gross margin (A)	258.8	243.3	15.5	6.4%
Operating earnings	88.7	81.9	6.8	8.3%
Net earnings from continuing operations	56.6	49.1	7.5	15.3%

Diluted earnings per common share from continuing operations	$0.59	$0.52	$0.07	13.5%

Expressed as a percentage of Net sales:
Gross margin	26.3%	27.2%		(90) bpts
Selling, general and administrative expense	14.2%	14.9%		(70) bpts
Research and development expense	3.1%	3.2%		(10) bpts
Operating margin	9.0%	9.2%		(20) bpts
__________

bpts = basis points

(A)	Gross margin is defined as Net sales less Cost of sales as presented in the Condensed Consolidated Statements of Comprehensive Income.

(B)
For purposes of comparison, first quarter 2015 Net sales are also calculated using first quarter 2014 exchange rates for the comparative period to enhance visibility of the underlying business trends excluding the impact of translation arising from foreign currency exchange fluctuations.

Net sales increased during the first quarter of 2015 when compared with the first quarter of 2014 on both a GAAP basis and a constant currency basis due to net sales increases across all segments, all of which benefited from successful new product launches. Marine Engine segment net sales increased due to strong growth rates in net sales in the marine service, parts and accessories businesses as well as solid increases in outboard engine net sales, with modest growth in sterndrive engine net sales. Boat segment net sales increased due to strong growth rates in the net sales of fiberglass sterndrive and inboard boats as well as solid gains in the sales of outboard boats. The Boat segment's net sales reflect a favorable shift in mix across most of the segment's boat lines, which resulted in higher average selling prices, and gains in wholesale unit shipments. The Marine Engine and Boat segments also benefited from more favorable weather conditions in the first quarter of 2015 when compared with the first quarter of 2014. Fitness segment net sales reflected growth in the U.S. at health clubs and hospitality customers, as well as net sales gains in international markets, partially offset by lower net sales to local and federal governments. International net sales for the Company decreased 1 percent in the first quarter of 2015 when compared with the first quarter of 2014. On a constant currency basis, international net sales increased 9 percent in the first quarter of 2015 driven mainly by strong net sales increases in European markets partially offset by net sales decreases in Canadian markets, reflecting weaker boat demand.

The decrease in gross margin percentage in the first quarter of 2015 when compared with the same prior year period reflects an unfavorable impact from foreign exchange, planned costs associated with new product integrations, capacity expansions and production ramp-up, and the absence of favorable warranty adjustments in the first quarter of 2014 partially offset by higher net sales.

Selling, general and administrative expense decreased as a percentage of net sales during the first quarter of 2015 when compared with the first quarter of 2014 as the percentage increase in spending, including funding of company-wide investments in strategic initiatives, was less than the percentage increase in net sales.

Research and development expense as a percent of net sales remained relatively flat in the first quarter of 2015 when compared with the first quarter of 2014 as the Company continued to fund investments in new products.

The Company recorded equity earnings of $1.0 million and equity losses of $0.2 million in the first quarter of 2015 and first quarter of 2014, respectively, related to the Company's marine joint ventures. The Company recognized $1.7 million and $1.1 million in Other income, net in the first quarter of 2015 and first quarter of 2014, respectively. In the first quarter of 2015, Other income, net includes the amortization of deferred income related to a trademark licensing agreement with AMF Bowling Centers, Inc. as discussed in Note 2 – Discontinued Operations.

Interest expense decreased $0.9 million in the first quarter of 2015 compared with the same period in 2014 due primarily to benefits from fixed-to-floating interest rate swaps entered into during 2014.

The Company recognized an income tax provision from continuing operations for the three months ended April 4, 2015 of $28.3 million, which included a net benefit of $1.3 million primarily associated with adjustments made to deferred tax balances. The Company recognized an income tax provision from continuing operations for the three months ended March 29, 2014 of $26.0 million, which included a net charge of $0.4 million mainly associated with the impact of tax rate changes on deferred tax balances. The effective tax rate from continuing operations for the three months ended April 4, 2015 and March 29, 2014, was 33.3 percent and 34.6 percent, respectively. See Note 14 – Income Taxes in the Notes to Condensed Consolidated Financial Statements for further discussion.

Operating earnings, Net earnings from continuing operations and Diluted earnings per common share from continuing operations increased during the first quarter of 2015 when compared with the first quarter of 2014 due to the factors discussed in the preceding paragraphs.

The Company completed the sale of its retail bowling business in the third quarter of 2014, which accounted for the net sales and earnings declines between periods for discontinued operations. In the first quarter of 2015, net sales from discontinued operations were $25.2 million, pre-tax operating earnings from discontinued operations were $0.6 million and the income tax provision from discontinued operations was $0.2 million. In the first quarter of 2014, net sales from discontinued operations were $74.3 million, pre-tax operating earnings from discontinued operations were $12.3 million and the income tax provision from discontinued operations was $4.4 million.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the three months ended:

	Three Months Ended		2015 vs. 2014 Increase/(Decrease)
(in millions)	April 4, 2015	March 29, 2014	$ Change	% Change	% Change Constant Currency (A)
Net sales	$562.2	$505.1	$57.1	11.3%	16.0%
Operating earnings	74.2	61.7	12.5	20.3%
Operating margin	13.2%	12.2%		100 bpts
__________

(A)
For purposes of comparison, first quarter 2015 Net sales are also calculated using first quarter 2014 exchange rates for the comparative period to enhance visibility of the underlying business trends excluding the impact of translation arising from foreign currency exchange fluctuations.

bpts = basis points

Net sales for the Marine Engine segment increased in the first quarter of 2015 when compared with the first quarter of 2014. The increase was mainly due to strong growth rates in net sales in the marine service, parts and accessories businesses, which benefited from acquisitions completed in the second and third quarters of 2014, new product launches and market share gains. The segment also experienced a solid increase in outboard engine net sales, driven by continued favorable retail demand trends and recently launched products. The acquisitions of Whale and Bell, as discussed in Note 3 – Acquisitions in the Notes to Condensed Consolidated Financial Statements, accounted for 4 percentage points of the Marine Engine segment's overall revenue growth rate in the first quarter of 2015. Favorable weather conditions compared with the same prior year period combined with lower fuel costs led to improved market conditions, which also contributed to the increase in net sales. Sterndrive engine net sales increased modestly during the first quarter of 2015 despite continuing unfavorable global retail demand trends and diesel engine unit net sales were up modestly in the first quarter of 2015. International net sales were 32 percent of the segment's net sales in the first quarter of 2015, a slight decrease from prior year. On a constant currency basis the segment's net sales increased 11 percent in the first quarter of 2015, which included increases in all international regions except for Russia and Africa and the Middle East.

Marine Engine segment operating earnings increased in the first quarter of 2015 as a result of higher net sales and a favorable product mix including benefits from strong net sales growth in the marine service, parts and accessories businesses and recently launched outboard products. Partially offsetting these factors was the unfavorable impact of foreign exchange and increased investments for long-term growth initiatives.

Boat Segment

The following table sets forth Boat segment results for the three months ended:

	Three Months Ended		2015 vs. 2014 Increase/(Decrease)
(in millions)	April 4, 2015	March 29, 2014	$ Change	% Change	% Change Constant Currency (A)
Net sales	$318.0	$282.8	$35.2	12.4%	15.1%
Operating earnings	7.7	8.4	(0.7)	(8.3)%
Operating margin	2.4%	3.0%		(60) bpts
__________

(A)
For purposes of comparison, first quarter 2015 Net sales are also calculated using first quarter 2014 exchange rates for the comparative period to enhance visibility of the underlying business trends excluding the impact of translation arising from foreign currency exchange fluctuations.

bpts = basis points

Boat segment net sales increased in the first quarter of 2015 when compared with the first quarter of 2014, due to strong growth rates for fiberglass sterndrive and inboard boats and solid gains in the sales of outboard boats. Segment net sales also benefited from higher average selling prices due to a favorable shift in mix across most of the segment's boat lines. The segment's successful new product introductions contributed to the increase in wholesale unit shipments as well as retail market share gains during the quarter. Boat segment net sales also benefited from more favorable weather conditions in the first quarter of 2015 when compared with the first quarter of 2014. International net sales were 31 percent of the segment's net sales during the first quarter of 2015 and decreased 3 percent when compared with the same prior year period. On a constant currency basis, international net sales increased 5 percent when compared with the same prior year period due to higher net sales into European and African and Middle Eastern markets, partially offset by net sales declines in Canadian markets.

The Boat segment operating earnings decreased in the first quarter of 2015 compared with the first quarter of 2014 due to planned cost increases associated with new product integrations, plant capacity expansions and production ramp-up, as well as an unfavorable impact from foreign exchange, partially offset by higher net sales.

Fitness Segment

The following table sets forth Fitness segment results for the three months ended:

	Three Months Ended		2015 vs. 2014 Increase/(Decrease)
(in millions)	April 4, 2015	March 29, 2014	$ Change	% Change	% Change Constant Currency (A)
Net sales	$185.6	$180.1	$5.5	3.1%	6.3%
Operating earnings	25.8	29.7	(3.9)	(13.1)%
Operating margin	13.9%	16.5%		(260) bpts
__________

(A)
For purposes of comparison, first quarter 2015 Net sales are also calculated using first quarter 2014 exchange rates for the comparative period to enhance visibility of the underlying business trends excluding the impact of translation arising from foreign currency exchange fluctuations.

bpts = basis points

Fitness segment net sales increased in the first quarter of 2015 when compared with the first quarter of 2014 on both a GAAP basis and a constant currency basis, reflecting growth in the U.S. at health clubs and hospitality customers, as well as overall net sales gains in international markets. Partially offsetting this growth were lower net sales to local and federal governments. Net sales in all regions benefited from recently introduced new products. International net sales were 47 percent of the segment’s net sales during the first quarter of 2015 and increased due to higher net sales to certain regions including the Middle East and Asia Pacific.

Fitness segment operating earnings decreased in the first quarter of 2015 due to the absence of a favorable warranty adjustment in the first quarter of 2014, an unfavorable impact from foreign exchange and planned costs associated with new product integrations, partially offset by higher net sales.

Corporate/Other

The following table sets forth Corporate/Other results for the three months ended:

	Three Months Ended		2015 vs. 2014 Increase/(Decrease)
(in millions)	April 4, 2015	March 29, 2014	$ Change	% Change
Operating loss	$(16.0)	$(14.2)	$1.8	12.7%
__________

Corporate operating expenses increased in the first quarter of 2015 when compared with the same prior year period mainly due to an increase in project spending and management transition related costs.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the three months ended:

(in millions)	April 4, 2015	March 29, 2014
Net cash used for operating activities of continuing operations	$(125.9)	$(124.1)
Net cash provided by (used for):
Capital expenditures	(33.8)	(21.0)
Proceeds from the sale of property, plant and equipment	1.0	0.1
Effect of exchange rate changes on cash and cash equivalents	(9.5)	(0.4)
Total free cash flow from continuing operations (A)	$(168.2)	$(145.4)
__________

(A) The Company defines “Free cash flow from continuing operations” as cash flow from operating and investing activities of continuing operations (excluding cash provided by or used for acquisitions and investments, transfers to/reductions in restricted cash, purchases or sales/maturities of marketable securities) and the effect of exchange rate changes on cash and cash equivalents.  Free cash flow from continuing operations is not intended as an alternative measure of cash flow from operations, as determined in accordance with generally accepted accounting principles (GAAP) in the United States.  The Company uses this financial measure, both in presenting its results to shareholders and the investment community and in its internal evaluation and management of its businesses.  Management believes that this financial measure and the information it provides are useful to investors because it permits investors to view Brunswick’s performance using the same tool that management uses to gauge progress in achieving its goals.  Management believes that the non-GAAP financial measure “Free cash flow from continuing operations” is also useful to investors because it is an indication of cash flow that may be available to fund investments in future growth initiatives and future debt retirements.

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

2015 Cash Flow

In the first quarter of 2015, net cash used for operating activities of continuing operations totaled $125.9 million. The primary drivers of the cash used for operating activities were a seasonal increase in working capital and planned pension contributions, which more than offset benefits from net earnings from continuing operations and non-cash expense items. Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Condensed Consolidated Balance Sheets.  Accounts and notes receivable increased $88.3 million during the first quarter of 2015, due primarily to seasonally higher first quarter net sales in the Marine Engine segment. The decrease in Accrued expenses of $78.2 million during the first quarter of 2015 was driven primarily by the payment of the prior year's variable compensation, which had been accrued as of December 31, 2014. Net inventories increased by $27.5 million during the first quarter of 2015 due to increases in production to support new product introductions and to meet seasonal requirements in advance of the 2015 marine selling season. Partially offsetting these items was an increase in Accounts payable of $33.4 million, which was the result of increased production in the Company's Marine Engine and Boat segments.

Net cash used for investing activities of continuing operations during the first quarter of 2015 totaled $12.7 million, which included capital expenditures of $33.8 million. The Company's capital spending is focused on new product introductions and growth initiatives, capacity expansion projects in all segments, and high priority, profit-enhancing projects. Partially offsetting these items were net proceeds from marketable securities of $25.4 million that were used to satisfy working capital requirements during the first quarter of 2015. See Note 11 – Investments in the Notes to Condensed Consolidated Financial Statements for further discussion of the Company's marketable securities.

Cash flows used for financing activities of continuing operations were $29.8 million during the first quarter of 2015. The cash outflow was primarily the result of common stock repurchases and cash dividends paid to common shareholders. Partially offsetting these items were excess tax benefits from share-based compensation activity.

2014 Cash Flow

In the first quarter of 2014, net cash used for operating activities of continuing operations totaled $124.1 million. The primary driver of the cash used for operating activities was a seasonal increase in working capital, which more than offset benefits from net earnings from continuing operations and non-cash expenses. Accounts and notes receivable increased $113.4 million during the first quarter of 2014, due primarily to seasonally higher net sales in the Marine Engine segment.  The decrease in Accrued expenses of $81.0 million during the first quarter of 2014 was affected by the payment of the prior year's variable compensation, which had been accrued as of December 31, 2013. Net inventories increased by $77.6 million during the first quarter of 2014 due to increased production in advance of the marine selling season and to support new product introductions, combined with the impact of lower than expected demand for marine products resulting from harsh weather conditions in many North American markets. Partially offsetting these items was an increase in Accounts payable of $62.9 million, which was a result of increased production in the Company's Marine Engine and Boat segments.

Net cash used for investing activities of continuing operations during the first quarter of 2014 totaled $15.6 million, which included capital expenditures of $21.0 million. The Company's capital spending was focused on new product introductions and strategic initiatives, capacity expansion projects in the Marine Engine and Boat segments, and high priority, profit-maintaining capital and investments targeting operating cost reductions. Partially offsetting these items were net proceeds from marketable securities of $11.9 million that were used to satisfy working capital requirements during the quarter. See Note 11 – Investments in the Notes to Condensed Consolidated Financial Statements for further discussion of the Company's marketable securities.

Cash flows used for financing activities of continuing operations were $5.8 million during the first quarter of 2014. The cash outflow was primarily the result of dividends paid to common shareholders, partially offset by excess tax benefits from share-based compensation.

Liquidity and Capital Resources

The Company views its highly liquid assets as of April 4, 2015, December 31, 2014, and March 29, 2014 as:

(in millions)	April 4, 2015	December 31, 2014	March 29, 2014
Cash and cash equivalents	$368.2	$552.7	$226.0
Short-term investments in marketable securities	57.8	83.2	0.8
Total cash, cash equivalents and marketable securities	$426.0	$635.9	$226.8

The following table sets forth an analysis of total liquidity as of April 4, 2015, December 31, 2014, and March 29, 2014:

(in millions)	April 4, 2015	December 31, 2014	March 29, 2014
Cash, cash equivalents and marketable securities	$426.0	$635.9	$226.8
Amounts available under lending facilities(A)	294.1	294.1	283.2
Total liquidity (B)	$720.1	$930.0	$510.0

(A) In June 2014, the Company amended and restated its secured, asset-based borrowing facility it entered into during March 2011 and converted it into a secured facility. Under the terms of the agreement, the security was released as of December 26, 2014. Amounts available for borrowing as of March 29, 2014 are amounts that were available under its asset-based borrowing facility.

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

Cash, cash equivalents and marketable securities totaled $426.0 million as of April 4, 2015, a decrease of $209.9 million from $635.9 million as of December 31, 2014, and an increase of $199.2 million from $226.8 million as of March 29, 2014.  Total debt as of April 4, 2015, December 31, 2014, and March 29, 2014 was $457.6 million, $455.7 million and $459.2 million, respectively.  The Company's debt-to-capitalization ratio improved to 27.7 percent as of April 4, 2015, from 28.0 percent as of December 31, 2014 and from 29.6 percent as of March 29, 2014.

For a discussion of the Company's available borrowings under its lending facility as well as the Company's compliance with financial covenants, refer to Note 16 – Debt in the Notes to Condensed Consolidated Financial Statements.

As a result of debt retirements completed in 2013, the next significant long-term debt maturity is not until 2021. The Company's debt reduction activities are largely completed, however, the Company may continue to opportunistically retire debt. Management believes that the Company has adequate sources of liquidity to meet the Company's short-term and long-term needs.

On October 22, 2014, the Company’s Board of Directors authorized a program to repurchase up to $200 million of the Company’s outstanding common stock. Share repurchases will be completed in the open market or through privately negotiated transactions over approximately a two-year period. The Company’s share repurchase program does not obligate it to acquire any specific number of shares, and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. As of April 4, 2015, the Company has repurchased $40.0 million of common stock under this program, with $20.0 million repurchased during the first quarter of 2015. The Company expects to systematically complete the remainder of the current program by the end of 2016.

The Company expects to increase net earnings in 2015 when compared with 2014. The Company's working capital performance in 2015 will be influenced primarily by revenue growth. Additionally, the Company plans to make cash contributions to its defined benefit pension plans of approximately $70 million to $75 million in 2015, a majority of which were funded in the first quarter of 2015. Net activity in working capital is expected to reflect a modest usage of cash in 2015 in the range of $20 million to $40 million. The Company is planning for capital expenditures of approximately 4 percent of 2015 net sales, with a substantial portion directed at growth and profit enhancing projects, including capacity expansion requirements in each of the Company's segments. Despite higher investment spending levels and a modest usage of cash for working capital, the Company plans to generate free cash flow in 2015 in the range of $170 million to $190 million.

The Company contributed $60.0 million to its qualified pension plans in the first quarter of 2015 and expects to contribute approximately $10 million to $15 million more to these plans in 2015. The Company did not make contributions to its qualified pension plans in the first quarter of 2014. The 2015 contributions include an estimated amount which will be used to fund planned lump sum payouts to certain participants in the fourth quarter of 2015. The Company expects to incur an estimated settlement loss of $30 million to $35 million in conjunction with estimated settlement payments as discussed in Note 15 – Pension and Other Postretirement Benefits in the Notes to Condensed Consolidated Financial Statements. The Company also contributed $0.9 million and $0.6 million to fund benefit payments in its nonqualified pension plan during the first quarters of 2015 and 2014, respectively, and expects to contribute approximately $3 million of additional funding to the plan through the remainder of 2015. Company contributions are subject to change based on market conditions, pension funding regulations and Company discretion.

Financial Services

See Note 13 – Financial Services in the Notes to Condensed Consolidated Financial Statements for a discussion of BAC, the Company’s joint venture with CDF Ventures, LLC, a subsidiary of GE Capital Corporation.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations, as of December 31, 2014, are detailed in the 2014 Form 10-K.  There have been no material changes in these arrangements and obligations outside the ordinary course of business since December 31, 2014.

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

Critical Accounting Policies

As discussed in the 2014 Form 10-K, the preparation of the consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported.  Actual results may differ from those estimates.

There were no material changes in the Company’s critical accounting policies since the filing of its 2014 Form 10-K.

Recent Accounting Pronouncements

See Note 1 – Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements for the recent accounting pronouncements that have been adopted during the three months ended April 4, 2015, or will be adopted in future periods.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations, estimates and projections about Brunswick’s business. Forward-looking statements by their nature address matters that are, to different degrees, uncertain and often contain words such as “may”, “could”, “expect”, “intend”, “target”, “plan”, “seek”, “estimate”, “believe”, “predict”, “potential” or “continue”. These statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to: the effect of adverse general economic conditions, including the amount of disposable income available to consumers for discretionary purchases, tight consumer credit markets, and the level of consumer confidence on the demand for the Company’s products and services; the ability of dealers and customers to secure adequate access to financing and the Company’s ability to access capital and credit markets; the ability to maintain strong relationships with dealers, distributors and independent boat builders; the ability to maintain effective distribution and develop alternative distribution channels without disrupting incumbent distribution partners; negative currency trends, including shifts in exchange rates; the ability to successfully manage pipeline inventories and respond to any excess supply of repossessed and aged boats in the market; credit and collections risks, including the potential obligation to repurchase dealer inventory; the risk of losing a key customer or a critical supplier; the strength and protection of the Company’s brands and other intellectual property; the ability to absorb fixed costs and manage production facilities while expanding capacity and enhancing product offerings; the ability to successfully manage the expansion of the Company’s manufacturing footprint; the ability of the Company to successfully implement its strategic plan and growth initiatives; the ability to obtain components, parts and raw materials from suppliers in a timely manner and for a reasonable price; the need to meet pension funding obligations; the effect of higher energy and logistics costs, interest rates and fuel prices on the Company’s results; competitive pricing pressures, including the impact of inflation and increased competition from international competitors; the ability to develop new and innovative products in response to changing retail demands and expectations that are differentiated for the global marketplace at a competitive price and in compliance with applicable laws; the effect of competition from other leisure pursuits on the level of participation in boating and fitness activities; the risk of product liability, warranty and other claims in connection with the manufacture and sale of products; the ability to respond to and minimize the negative financial impact of legislative and regulatory developments, including those related to environmental restrictions, climate change, healthcare costs, taxes and employee benefits; the ability to complete environmental remediation efforts and resolve claims and litigation at the cost estimated; the ability to maintain market share, particularly in high-margin products; the ability to maintain product quality and service standards expected by customers; the ability to protect the Company’s intellectual property; competition from new technologies; the uncertainty and risks of doing business in international locations, including international political instability, civil unrest and other risks associated with operations in emerging markets; the risk of having to record an impairment to the value of goodwill and other assets; the effect that catastrophic events may have on consumer demand and the ability to manufacture products, including hurricanes, floods, earthquakes, and environmental spills; the effect of weather conditions on demand for marine products; the inability to attract and retain individuals who could be key contributors to the organization; and risks associated with the Company’s information technology systems, including the continued use of legacy systems and the risk of a failure of or attacks on the Company’s information systems, which could result in data security breaches, lost or stolen assets or information, and associated remediation costs.

Additional risk factors are included in the 2014 Form 10-K. All forward-looking statements herein speak only as of the date the statement is made and we undertake no obligation to update or revise any forward-looking statement, except as required by the Federal Securities laws.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices.  The Company enters into various hedging transactions to mitigate these risks in accordance with guidelines established by the Company’s management.  The Company does not use financial instruments for trading or speculative purposes.  The Company’s risk management objectives are described in Note 4 – Financial Instruments in the Notes to Condensed Consolidated Financial Statements and Notes 1 and 14 to the consolidated financial statements in the 2014 Form 10-K.

There have been no significant changes to the Company’s market risk since December 31, 2014.  For a discussion of exposure to market risk, refer to Part II, Item 7A – Quantitative and Qualitative Disclosures about Market Risk, set forth in the 2014 Form 10-K.

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

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

Brunswick’s operations and financial results are subject to various risks and uncertainties that could adversely affect the Company’s business, financial condition, results of operations, cash flows, and the trading price of Brunswick’s common stock. There have been no material changes to the risk factors previously disclosed in the 2014 Form 10-K, which was filed with the SEC on February 20, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 22, 2014, the Company's Board of Directors authorized a program to repurchase up to $200 million of the Company's outstanding common stock. Share repurchases will be completed in the open market or through privately negotiated transactions over approximately a two-year period. The Company's share repurchase program does not obligate it to acquire any specific number of shares, and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. As of April 4, 2015, the Company has repurchased 785,545 shares for a total cost of $40.0 million.

During the three months ended April 4, 2015, the Company repurchased the following shares of its common stock:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Amount of Dollars that May Yet Be Used to Purchase Shares Under the Program
January 1 to January 31	—	$—	—
February 1 to February 28	182,697	54.71	182,697
March 1 to April 4	190,822	52.38	190,822
Total	373,519	$53.52	373,519	$160,015,982

Item 5. Other Information

At the May 6, 2015 Annual Meeting of Shareholders of the Company, Manuel A. Fernandez, Mark D. Schwabero, David V. Singer and J. Steven Whisler were elected as directors of the Company for terms expiring at the 2018 Annual Meeting, and Jane L. Warner was elected as a director of the Company for a term expiring at the 2017 Annual Meeting. The number of shares voted with respect to these directors were:

Nominee	For	Against	Abstain	Broker Non-votes
Manuel A. Fernandez	81,504,517	831,987	671,341	3,564,551
Mark D. Schwabero	79,503,909	2,828,321	675,615	3,564,551
David V. Singer	81,895,244	439,703	672,898	3,564,551
Jane L. Warner	81,923,166	405,362	679,317	3,564,551
J. Steven Whisler	82,099,789	237,507	670,549	3,564,551

At the Annual Meeting, shareholders voted for a non-binding resolution approving the compensation of the Company's named executive officers pursuant to the following vote:

Number of Shares
For	80,627,929
Against	2,219,115
Abstain	160,801
Broker Non-votes	3,564,551

At the Annual Meeting, shareholders ratified the Audit Committee's selection of Deloitte & Touche LLP as the independent registered public accounting firm for the Company and its subsidiaries for the year 2015 pursuant to the following vote:

Number of Shares
For	86,391,220
Against	104,593
Abstain	76,583
Broker Non-votes	—

Item 6.    Exhibits

10.1*	2015 Brunswick Performance Plan
10.2*	2015 Brunswick Performance Plan - Senior Management Incentive Plan Participants
10.3*	2015 Brunswick Performance Plan - Performance Share Plan Participants
10.4*	2015 Stock-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan
10.5*	2015 Cash-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan
10.6*	2015 Stock-Settled Stock Appreciation Right Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan
10.7*	2015 Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan
10.8*	2015 Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan - TSR Participants
31.1	Certification of CEO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUNSWICK CORPORATION
May 7, 2015	By:	/s/ ALAN L. LOWE
Alan L. Lowe
Vice President – Finance and Controller*

*Mr. Lowe is signing this report both as a duly authorized officer and as the principal accounting officer.