Form 10-Q
period 2015-10-03
BRUNSWICK CORP
filed 2015-11-04
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended October 3, 2015
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

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of November 2, 2015 was 91,045,281.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
October 3, 2015

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BRUNSWICK CORPORATION Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net sales	$991.9	$932.1	$3,119.6	$2,900.1
Cost of sales	710.2	672.9	2,254.7	2,093.3
Selling, general and administrative expense	135.6	134.9	414.0	402.8
Research and development expense	30.3	29.7	92.2	86.1
Restructuring, exit and impairment charges	—	0.9	—	4.0
Operating earnings	115.8	93.7	358.7	313.9
Equity earnings	1.2	0.7	3.2	0.5
Other income, net	1.2	1.2	4.4	3.5
Earnings before interest and income taxes	118.2	95.6	366.3	317.9
Interest expense	(7.0)	(6.9)	(21.0)	(22.7)
Interest income	0.7	0.2	1.7	0.7
Earnings before income taxes	111.9	88.9	347.0	295.9
Income tax provision	39.7	27.9	110.6	98.7
Net earnings from continuing operations	72.2	61.0	236.4	197.2

Discontinued operations:
Earnings (loss) from discontinued operations, net of tax	0.9	(9.2)	1.5	0.2
Gain on disposal of discontinued operations, net of tax	2.8	52.6	12.8	52.6
Net earnings from discontinued operations, net of tax	3.7	43.4	14.3	52.8
Net earnings	$75.9	$104.4	$250.7	$250.0

Earnings per common share:
Basic
Earnings from continuing operations	$0.78	$0.65	$2.54	$2.11
Earnings from discontinued operations	0.04	0.46	0.15	0.56
Net earnings	$0.82	$1.11	$2.69	$2.67

Diluted
Earnings from continuing operations	$0.77	$0.64	$2.50	$2.07
Earnings from discontinued operations	0.04	0.46	0.15	0.56
Net earnings	$0.81	$1.10	$2.65	$2.63

Weighted average shares used for computation of:
Basic earnings per common share	92.7	93.7	93.3	93.5
Diluted earnings per common share	94.0	95.2	94.5	95.1

Comprehensive income	$71.0	$97.7	$228.4	$248.2

Cash dividends declared per share	$0.125	$0.125	$0.375	$0.325

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Balance Sheets (unaudited)

(in millions)	October 3, 2015	December 31, 2014	September 27, 2014
Assets
Current assets
Cash and cash equivalents, at cost, which approximates fair value	$621.9	$552.7	$596.0
Short-term investments in marketable securities	32.5	83.2	0.8
Total cash, cash equivalents and short-term investments in marketable securities	654.4	635.9	596.8
Restricted cash	15.6	15.6	18.6
Accounts and notes receivable, less allowances of $15.9, $16.3 and $20.9	400.7	386.5	401.3
Inventories
Finished goods	444.3	434.9	433.9
Work-in-process	109.8	82.1	88.4
Raw materials	155.7	135.3	146.5
Net inventories	709.8	652.3	668.8
Deferred income taxes	207.8	208.0	139.2
Prepaid expenses and other	35.3	39.5	31.2
Current assets held for sale	—	30.0	39.3
Current assets	2,023.6	1,967.8	1,895.2

Property
Land	23.1	23.6	23.5
Buildings and improvements	341.6	335.6	324.3
Equipment	867.9	847.2	848.9
Total land, buildings and improvements and equipment	1,232.6	1,206.4	1,196.7
Accumulated depreciation	(844.3)	(844.1)	(852.5)
Net land, buildings and improvements and equipment	388.3	362.3	344.2
Unamortized product tooling costs	101.3	98.0	97.0
Net property	489.6	460.3	441.2

Other assets
Goodwill	298.5	296.9	299.0
Other intangibles, net	49.9	45.5	46.8
Equity investments	19.6	19.0	39.9
Non-current deferred tax asset	201.1	290.9	294.1
Other long-term assets	44.7	37.5	35.9
Long-term assets held for sale	—	12.6	13.0
Other assets	613.8	702.4	728.7

Total assets	$3,127.0	$3,130.5	$3,065.1

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Balance Sheets (unaudited)

(in millions)	October 3, 2015	December 31, 2014	September 27, 2014
Liabilities and shareholders’ equity
Current liabilities
Short-term debt, including current maturities of long-term debt	$4.0	$5.5	$4.3
Accounts payable	341.0	317.4	326.1
Accrued expenses	518.4	561.5	515.0
Current liabilities held for sale	—	15.7	18.1
Current liabilities	863.4	900.1	863.5

Long-term liabilities
Debt	449.1	446.3	448.3
Deferred income taxes	5.5	3.2	—
Postretirement benefits	324.7	398.2	263.1
Other	195.2	203.0	203.8
Long-term liabilities held for sale	—	8.2	7.2
Long-term liabilities	974.5	1,058.9	922.4

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares; outstanding: 91,168,000, 92,694,000 and 92,943,000 shares	76.9	76.9	76.9
Additional paid-in capital	402.9	395.0	395.7
Retained earnings	1,683.3	1,467.3	1,483.2
Treasury stock, at cost: 11,370,000, 9,844,000 and 9,595,000 shares	(371.2)	(287.2)	(273.3)
Accumulated other comprehensive loss, net of tax	(502.8)	(480.5)	(403.3)
Shareholders’ equity	1,289.1	1,171.5	1,279.2

Total liabilities and shareholders’ equity	$3,127.0	$3,130.5	$3,065.1

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
(in millions)	October 3, 2015	September 27, 2014
Cash flows from operating activities
Net earnings	$250.7	$250.0
Less: net earnings from discontinued operations, net of tax	14.3	52.8
Net earnings from continuing operations	236.4	197.2
Depreciation and amortization	66.3	58.4
Pension funding, net of expense	(63.9)	(61.5)
Deferred income taxes	75.9	66.8
Excess tax benefits from share-based compensation	(6.6)	(6.4)
Equity in earnings of unconsolidated affiliates, net of dividends	(3.2)	(0.5)
Changes in certain current assets and current liabilities, excluding acquisitions	(82.2)	(150.6)
Income taxes	15.3	12.7
Other, net	2.7	11.3
Net cash provided by operating activities of continuing operations	240.7	127.4
Net cash (used for) provided by operating activities of discontinued operations	(13.4)	1.2
Net cash provided by operating activities	227.3	128.6

Cash flows from investing activities
Capital expenditures	(98.5)	(79.6)
Purchases of marketable securities	(47.6)	—
Sales or maturities of marketable securities	98.3	11.9
Transfers to restricted cash	—	(12.1)
Investments	2.3	(1.0)
Acquisition of businesses, net of cash acquired	(18.7)	(41.8)
Proceeds from the sale of property, plant and equipment	2.1	5.6
Net cash (used for) investing activities of continuing operations	(62.1)	(117.0)
Net cash provided by investing activities of discontinued operations	44.5	260.3
Net cash provided by (used for) investing activities	(17.6)	143.3

Cash flows from financing activities
Net proceeds from issuances of long-term debt	0.1	—
Payments of long-term debt including current maturities	(0.4)	(1.4)
Common stock repurchases	(100.0)	—
Cash dividends paid	(34.6)	(30.2)
Excess tax benefits from share-based compensation	6.6	6.4
Proceeds from share-based compensation activity	4.3	7.8
Tax withholding associated with shares issued for share-based compensation	(8.5)	(8.1)
Other, net	—	(2.2)
Net cash used for financing activities of continuing operations	(132.5)	(27.7)
Net cash provided by financing activities of discontinued operations	5.3	—
Net cash used for financing activities	(127.2)	(27.7)

Effect of exchange rate changes on cash and cash equivalents	(13.3)	(4.7)
Net increase in cash and cash equivalents	69.2	239.5
Cash and cash equivalents at beginning of period	552.7	356.5

Cash and cash equivalents at end of period	$621.9	$596.0

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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Brunswick’s 2014 Annual Report on Form 10-K for the year ended December 31, 2014 (the 2014 Form 10-K). These results include, in the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position of Brunswick as of October 3, 2015, December 31, 2014, and September 27, 2014, the results of operations for the three months and nine months ended October 3, 2015 and September 27, 2014, and the cash flows for the nine months ended October 3, 2015 and September 27, 2014. Due to the seasonality of Brunswick’s businesses, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning thirteen weeks, with the first, second and third quarters ending on the Saturday closest to the end of the first, second and third thirteen-week periods, respectively. The first three quarters of fiscal year 2015 ended on April 4, 2015, July 4, 2015 and October 3, 2015, and the first three quarters of fiscal year 2014 ended on March 29, 2014, June 28, 2014 and September 27, 2014.

Recent Accounting Pronouncements. The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (FASB), the SEC, and the Emerging Issues Task Force, to determine the impact of new pronouncements on GAAP and the impact on the Company. The following are recent accounting pronouncements that have been adopted during the nine months ended October 3, 2015, or will be adopted in future periods.

Measurement-Period Adjustments: In September 2015, the FASB amended the Accounting Standards Codification (ASC) to eliminate the requirement to retrospectively account for measurement-period adjustments recognized in a business combination. The amendment requires acquirers to recognize these measurement-period adjustments in the period in which they are determined. The amendment is to be applied prospectively and is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASC amendment, but does not expect it will have a material impact on the Company's consolidated financial statements.

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

Fair Value Disclosure: In May 2015, the FASB amended the ASC to update the presentation of certain investments measured at net asset value within the fair value hierarchy. The amendment requires these investments to be removed from the fair value hierarchy categorization and presented as a single reconciling line item between the fair value of investments reported on the Condensed Consolidated Balance Sheets and the amounts reported in the fair value hierarchy table. The amendment is to be applied retrospectively and is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASC amendment, but does not expect it will have a material impact.

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

The Company early adopted this ASC amendment during the second quarter of 2015 which caused the Company to change its method of presentation for debt issuance costs in the Condensed Consolidated Balance Sheets for all periods presented. Debt issuance costs of $3.5 million, $3.9 million and $4.0 million as of October 3, 2015, December 31, 2014 and September 27, 2014, respectively, were reclassified to be presented as a reduction from Long-term debt rather than as a component of Other long-term assets.

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

Revenue Recognition: In May 2014, the FASB and International Accounting Standards Board jointly issued a final standard on revenue recognition which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This standard will supersede most current revenue recognition guidance. Under the new standard, entities are required to identify the contract with a customer; identify the separate performance obligations in the contract; determine the transaction price; allocate the transaction price to the separate performance obligations in the contract; and recognize the appropriate amount of revenue when (or as) the entity satisfies each performance obligation. In August 2015, the FASB amended the ASC to delay the effective date to fiscal years, and the interim periods within those years, beginning on or after January 1, 2018, from the original effective date of January 1, 2017, with early adoption permitted no earlier than January 1, 2017. Entities have the option of using either retrospective transition or a modified approach in applying the new standard. The Company is currently evaluating the approach it will use to apply the new standard and the impact that the adoption of the new standard will have on the Company’s consolidated financial statements.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Discontinued Operations

On July 17, 2014, the Company entered into an agreement to sell its retail bowling business to AMF Bowling Centers, Inc. In connection with its decision to sell its bowling centers, the Company also announced its intention to divest its bowling products business. As a result of these actions, these businesses, which were previously recorded in the Company's Bowling & Billiards segment, were reported as discontinued operations in the Condensed Consolidated Statements of Comprehensive Income for all periods presented. The Company does not have any significant continuing involvement or continuing cash flows associated with these businesses. The assets and liabilities of these businesses met the accounting criteria to be classified as held for sale and were aggregated and reported on separate lines of the Condensed Consolidated Balance Sheets for all periods presented.

On September 18, 2014, the Company completed the sale of its retail bowling business to AMF Bowling Centers, Inc. as well as, in separate transactions, completed the sale of two retail bowling centers in California. The sales resulted in net cash proceeds of $272.1 million, which includes a $2.5 million working capital adjustment and $5.3 million of other proceeds received in the third quarter of 2015. The sales also resulted in an after-tax gain of $55.1 million, which included an after-tax gain of $2.5 million in both the three months and nine months ended October 3, 2015. In connection with the sale of its retail bowling business, the Company entered into a trademark licensing agreement allowing AMF Bowling Centers, Inc. to use the Company's bowling retail related trademarks and trade names over a five year period from the date of acquisition. As a result, the Company recorded deferred income of $20.7 million related to this agreement, which will be recognized as Other income in the Condensed Consolidated Statements of Comprehensive Income over five years. In connection with the sale of its retail bowling business, the Company has retained certain liabilities and provided guarantees on the leases of certain bowling centers.

On May 22, 2015, the Company completed the sale of its bowling products business which resulted in net cash proceeds of $42.2 million, which included a $2.0 million working capital adjustment recorded in the third quarter of 2015, and an after-tax gain of $10.3 million. In connection with the sale of its bowling products business, the Company has retained certain liabilities.

The following table discloses the results of operations of the businesses reported as discontinued operations for the three months and nine months ended October 3, 2015 and September 27, 2014:

	Three Months Ended		Nine Months Ended
(in millions)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net sales	$—	$68.8	$37.5	$209.8

Earnings (loss) from discontinued operations before income taxes	$1.0	$(14.4)	$1.4	$0.3
Income tax provision (benefit)	0.1	(5.2)	(0.1)	0.1
Earnings (loss) from discontinued operations, net of tax	0.9	(9.2)	1.5	0.2
Gain on disposal of discontinued operations, net of tax (A)	2.8	52.6	12.8	52.6
Net earnings from discontinued operations, net of tax	$3.7	$43.4	$14.3	$52.8

(A) The Gain on disposal of discontinued operations for the three months ended October 3, 2015 includes a pre-tax gain of $4.4 million and a net tax provision of $1.6 million. The Gain on disposal of discontinued operations for the nine months ended October 3, 2015 includes a pre-tax gain of $12.8 million and a net tax benefit of $0.0 million. The Gain on disposal of discontinued operations for both the three months and nine months ended September 27, 2014 includes a pre-tax gain of $65.6 million and a net tax provision of $13.0 million.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

There were no assets and liabilities held for sale as of October 3, 2015. The following table reflects the summary of assets and liabilities held for sale for the bowling products business as of December 31, 2014 and September 27, 2014:

(in millions)	December 31, 2014	September 27, 2014
Accounts and notes receivable, net	$14.0	$20.8
Net inventory	15.3	17.5
Prepaid expenses and other	0.7	1.0
Current assets held for sale	30.0	39.3

Net property	8.8	8.7
Other long-term assets	3.8	4.3
Long-term assets held for sale	12.6	13.0
Assets held for sale	$42.6	$52.3

Accounts payable	$4.5	$6.8
Accrued expenses	11.2	11.3
Current liabilities held for sale	15.7	18.1

Other liabilities	8.2	7.2
Long-term liabilities held for sale	8.2	7.2
Liabilities held for sale	$23.9	$25.3

Note 3 – Acquisitions

On July 8, 2015, the Company acquired 100 percent of privately held SCIFIT Systems, Inc. (SCIFIT), which is based in Tulsa, Oklahoma. SCIFIT is a provider of fitness equipment designed for active aging seniors, medical wellness and rehabilitation markets. The Company believes this acquisition will expand the Fitness segment's product portfolio and enable entry into these growing adjacent markets. SCIFIT is managed within the Fitness segment.

The net cash consideration paid by the Company to acquire SCIFIT was $10.4 million. The preliminary recording of the fair value of the assets acquired resulted in $5.8 million of identifiable intangible assets, including customer relationships, trade names and patents and proprietary technology for $2.7 million, $2.7 million and $0.4 million, respectively, along with $3.2 million of goodwill, all of which are not deductible for tax purposes. The amounts assigned to SCIFIT's customer relationships and patent and proprietary technology will be amortized over the estimated useful lives of 7 years and 5 years, respectively. Due to the recent timing of the acquisition, these amounts are estimates and are subject to change within the measurement period as the Company's fair value assessments are finalized.

On April 27, 2015, the Company acquired 100 percent of privately held BLA, which is based in Brisbane, Australia. BLA is Australia's largest provider of marine products and has an extensive dealer network throughout Australia and New Zealand. The Company believes this acquisition will strengthen Brunswick's marine parts and accessories presence in this region. BLA is managed within the Marine Engine segment.
The net cash consideration paid by the Company to acquire BLA was $8.3 million. The assets acquired and liabilities assumed in the BLA acquisition have been measured at their fair values at the acquisition date, resulting in $0.8 million of identifiable intangible assets for trade names and $0.6 million of customer relationships, neither of which are deductible for tax purposes. The amounts assigned to BLA's customer relationships will be amortized over the estimated useful life of 7 years.
On July 31, 2014, the Company acquired 100 percent of privately held Bell Industries Recreational Products Group, Inc. (Bell), which is based in Eagan, Minnesota. Bell is a distributor of parts and accessories to the marine, recreational vehicle and powersports markets, serving primarily the Upper Midwest of the U.S. The Company believes this acquisition will allow the Company to solidify its footprint in the Upper Midwest with locations in Minnesota, Michigan and Wisconsin; enhance its growth of its parts and accessories businesses; expand the depth and breadth of its product portfolio and enable entry into attractive adjacent markets. Bell is managed within the Marine Engine segment.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Derivative Financial Instruments. The Company uses derivative financial instruments to manage its risks associated with movements in foreign currency exchange rates, interest rates and commodity prices. Derivative instruments are not used for trading or speculative purposes. For certain derivative contracts, on the date a derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction (cash flow hedge). The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivatives that are designated as hedges to specific forecasted transactions. The Company also assesses, both at the hedge’s inception and monthly thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in the anticipated cash flows of the hedged item. If the hedging relationship ceases to be highly effective, or it becomes probable that a forecasted transaction is no longer expected to occur, the Company discontinues hedge accounting prospectively. There were no material adjustments as a result of ineffectiveness to the results of operations for the three months and nine months ended October 3, 2015 and September 27, 2014. The fair value of derivative financial instruments is determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded. The effects of derivative financial instruments are not expected to be material to the Company’s financial position or results of operations when considered together with the underlying exposure being hedged. Use of derivative financial instruments exposes the Company to credit risk with its counterparties when the fair value of a derivative contract is an asset. The Company mitigates this risk by entering into derivative contracts with highly rated counterparties. The maximum amount of loss due to counterparty credit risk is limited to the asset value of derivative financial instruments.

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

A cash flow hedge requires that as changes in the fair value of derivatives occur, the portion of the change deemed to be effective is recorded temporarily in Accumulated other comprehensive loss, an equity account, and reclassified into earnings in

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

the same period or periods during which the hedged transaction affects earnings. As of October 3, 2015, the term of derivative instruments hedging forecasted transactions ranged from one to 15 months.

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

Forward exchange contracts outstanding at October 3, 2015, December 31, 2014 and September 27, 2014 had notional contract values of $276.6 million, $153.5 million and $180.7 million, respectively. Option contracts outstanding at October 3, 2015, December 31, 2014 and September 27, 2014 had notional contract values of $42.7 million, $87.0 million and $65.9 million, respectively. The forward and options contracts outstanding at October 3, 2015 mature during 2015 and 2016 and mainly relate to the Euro, Australian dollar, Canadian dollar, Brazilian real, Japanese yen, Swedish krona, Mexican peso, British pound, Norwegian krone, Hungarian forint, and New Zealand dollar. As of October 3, 2015, the Company estimates that during the next 12 months, it will reclassify approximately $6.2 million of net gains (based on current rates) from Accumulated other comprehensive loss to Cost of sales.

Interest Rate. In the second quarter of 2014, the Company entered into fixed-to-floating interest rate swaps to convert a portion of the Company's long-term debt from fixed to floating rate debt. As of October 3, 2015, December 31, 2014 and September 27, 2014, the outstanding swaps had notional contract values of $200.0 million, of which $150.0 million correspond to the Company's 4.625 percent Senior notes due 2021 and $50.0 million correspond to the Company's 7.375 percent Debentures due 2023. These instruments have been designated as fair value hedges, with the fair value recorded in long-term debt.

The Company also enters into forward starting interest rate swaps from time-to-time to hedge the interest rate risk associated with anticipated debt issuances. There were no forward starting interest rate swaps outstanding at October 3, 2015, December 31, 2014 or September 27, 2014.

As of October 3, 2015, December 31, 2014 and September 27, 2014, the Company had $5.1 million, $5.2 million and $5.2 million, respectively, of net deferred losses associated with all forward starting interest rate swaps, which were included in Accumulated other comprehensive loss. These amounts include gains deferred on forward starting interest rate swaps terminated in July 2006, net of losses deferred on forward starting swaps terminated in August 2008 and forward starting swaps terminated in May 2013. As of October 3, 2015, the Company estimates that during the next 12 months, it will reclassify approximately $0.4 million of net losses resulting from settled forward starting interest rate swaps from Accumulated other comprehensive loss to Interest expense.

Commodity Price. The Company uses commodity swaps to hedge anticipated purchases of aluminum, copper and natural gas. Commodity swap contracts outstanding at October 3, 2015, December 31, 2014 and September 27, 2014 had notional contract values of $14.3 million, $22.9 million and $24.9 million, respectively. The contracts outstanding mature through 2016. The amount of gain or loss associated with the change in fair value of these instruments is either recorded through earnings each period as incurred or, if designated as cash flow hedges, deferred in Accumulated other comprehensive loss and recognized in Cost of sales in the same period or periods during which the hedged transaction affects earnings. As of October 3, 2015, the Company estimates

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

that during the next 12 months it will reclassify approximately $0.4 million in net losses (based on current prices) from Accumulated other comprehensive loss to Cost of sales.

As of October 3, 2015, December 31, 2014, and September 27, 2014 the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets				Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value			Balance Sheet Location	Fair Value
		Oct. 3, 2015	Dec. 31, 2014	Sept. 27, 2014		Oct. 3, 2015	Dec. 31, 2014	Sept. 27, 2014
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid expenses and other	$5.9	$5.9	$3.2	Accrued expenses	$1.0	$1.5	$0.6
Commodity contracts	Prepaid expenses and other	—	0.3	1.4	Accrued expenses	0.5	0.7	0.1
Total		$5.9	$6.2	$4.6		$1.5	$2.2	$0.7

Derivatives Designated as Fair Value Hedges
Interest rate contracts	Prepaid expenses and other	$3.0	$3.9	$2.4	Accrued expenses	$1.8	$1.3	$3.4
Interest rate contracts	Other long-term assets	5.3	—	—	Other long-term liabilities	—	—	—
Total		$8.3	$3.9	$2.4		$1.8	$1.3	$3.4

Other Hedging Activity
Foreign exchange contracts	Prepaid expenses and other	$1.0	$1.0	$1.2	Accrued expenses	$0.5	$0.1	$0.2
Commodity contracts	Prepaid expenses and other	—	—	—	Accrued expenses	2.5	—	—
Total		$1.0	$1.0	$1.2		$3.0	$0.1	$0.2

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended October 3, 2015 and September 27, 2014 was:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)				Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)
	Three Months Ended		Nine Months Ended			Three Months Ended		Nine Months Ended
	Oct. 3, 2015	Sept. 27, 2014	Oct. 3, 2015	Sept. 27, 2014		Oct. 3, 2015	Sept. 27, 2014	Oct. 3, 2015	Sept. 27, 2014
Interest rate contracts	$—	$—	$—	$—	Interest expense	$(0.1)	$(0.1)	$(0.1)	$(0.1)
Foreign exchange contracts	5.0	3.0	10.5	2.1	Cost of sales	2.4	(0.4)	9.5	(0.9)
Commodity contracts	(0.3)	0.9	(0.7)	1.5	Cost of sales	0.1	(0.2)	1.1	(1.9)
Total	$4.7	$3.9	$9.8	$3.6		$2.4	$(0.7)	$10.5	$(2.9)

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Derivatives Designated as Fair Value Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
		Three Months Ended		Nine Months Ended
		Oct. 3, 2015	Sept. 27, 2014	Oct. 3, 2015	Sept. 27, 2014
Interest rate contracts	Interest expense	$1.2	$1.1	$3.4	$1.4
Total		$1.2	$1.1	$3.4	$1.4

Other Hedging Activity	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
		Three Months Ended		Nine Months Ended
		Oct. 3, 2015	Sept. 27, 2014	Oct. 3, 2015	Sept. 27, 2014
Foreign exchange contracts	Cost of sales	$4.9	$0.4	$8.8	$(2.0)
Foreign exchange contracts	Other income, net	0.8	1.0	0.3	0.3
Commodity contracts	Cost of sales	(1.4)	—	(5.6)	—
Total		$4.3	$1.4	$3.5	$(1.7)

Fair Value of Other Financial Instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, accounts and notes receivable and short-term debt, including current maturities of long-term debt, approximate their fair values because of the short maturity of these instruments. At October 3, 2015, December 31, 2014 and September 27, 2014, the fair value of the Company’s long-term debt was approximately $462.8 million, $456.3 million and $463.6 million, respectively, and was determined using Level 1 and Level 2 inputs described in Note 5 – Fair Value Measurements, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt. The carrying value of long-term debt, including current maturities, was $453.1 million, $451.8 million and $452.6 million as of October 3, 2015, December 31, 2014 and September 27, 2014, respectively.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes Brunswick’s financial assets and liabilities measured at fair value on a recurring basis as of October 3, 2015:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$141.1	$118.4	$—	$259.5
Short-term investments in marketable securities	0.8	31.7	—	32.5
Restricted cash	15.6	—	—	15.6
Derivatives	—	15.2	—	15.2
Total assets	$157.5	$165.3	$—	$322.8

Liabilities:
Derivatives	$—	$6.3	$—	$6.3
Other	6.5	44.7	—	51.2
Total liabilities	$6.5	$51.0	$—	$57.5

The following table summarizes Brunswick’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$130.7	$126.8	$—	$257.5
Short-term investments in marketable securities	9.7	73.5	—	83.2
Restricted cash	15.6	—	—	15.6
Derivatives	—	11.1	—	11.1
Total assets	$156.0	$211.4	$—	$367.4

Liabilities:
Derivatives	$—	$3.6	$—	$3.6
Other	4.0	48.8	—	52.8
Total liabilities	$4.0	$52.4	$—	$56.4

The following table summarizes Brunswick’s financial assets and liabilities measured at fair value on a recurring basis as of September 27, 2014:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$328.2	$1.0	$—	$329.2
Short-term investments in marketable securities	0.8	—	—	0.8
Restricted cash	18.6	—	—	18.6
Derivatives	—	8.2	—	8.2
Total assets	$347.6	$9.2	$—	$356.8

Liabilities:
Derivatives	$—	$4.3	$—	$4.3
Other	7.8	44.1	—	51.9
Total liabilities	$7.8	$48.4	$—	$56.2

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

Note 6 – Share-Based Compensation

Under the Brunswick Corporation 2014 Stock Incentive Plan (Plan), the Company may grant stock options, stock appreciation rights (SARs), non-vested stock awards and performance awards to executives, other employees and non-employee directors from treasury shares and from authorized, but unissued, shares of common stock, in addition to any shares reacquired by the Company through the forfeiture of past awards, or settlement of such awards in cash. As of October 3, 2015, 5.3 million shares remained available for grant.

Stock options and SARs

Through 2004, the Company issued stock options, and between 2005 and 2012, the Company issued stock-settled SARs. The Company has not issued SARs since 2012. In the three months and nine months ended October 3, 2015, there was $0.1 million and $0.3 million, respectively, of total expense after adjusting for forfeitures, due to amortization of SARs previously granted. In the three months and nine months ended September 27, 2014, there was $0.3 million and $1.0 million, respectively, of total expense after adjusting for forfeitures, due to amortization of SARs previously granted.

Non-vested stock awards

The Company grants awards of both stock-settled and cash-settled non-vested stock units (stock awards) to key employees as determined by the Human Resources and Compensation Committee of the Board of Directors. The Company granted 0.0 million and 0.2 million, respectively, of stock awards during the three months and nine months ended October 3, 2015. The Company granted 0.0 million and 0.3 million, respectively, of stock awards during the three months and nine months ended September 27, 2014. The Company recognizes the cost of non-vested stock awards on a straight-line basis over the requisite service period. Additionally, cash-settled non-vested stock units are recorded as a liability in the balance sheet and adjusted to fair value each reporting period through stock compensation expense. During the three months and nine months ended October 3, 2015, $3.1 million and $10.1 million, respectively, was charged to compensation expense for non-vested stock awards. During the three months and nine months ended September 27, 2014, $2.4 million and $7.3 million, respectively, was charged to compensation expense for non-vested stock awards.

As of October 3, 2015, the Company had $8.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. The Company expects this cost to be recognized over a weighted average period of 1.0 year.

Performance awards

In the first nine months of 2015 and 2014, the Company granted 0.1 million and 0.2 million performance shares to certain senior executives, respectively. The 2015 share awards are based on three performance measures--a cash flow return on investment (CFROI) measure, an operating margin (OM) measure and a total shareholder return (TSR) modifier. The 2014 share awards were based on a CFROI measure and a TSR modifier. Performance shares are earned based on a three-year performance period and a one-year performance period, commencing at the beginning of the calendar year of each grant, for the 2015 and 2014 share grants, respectively. The performance shares are then subject to a TSR modifier based on stock returns measured against stock returns of a predefined comparator group over a three-year performance period which starts at the beginning of the calendar year of each grant. Additionally, in February 2015 and 2014, the Company granted 22,990 and 24,600 performance shares, respectively, to certain officers and certain senior managers based on the respective measures and performance periods described above but excluding a TSR modifier.

Based on projections of probable attainment of the CFROI and OM measures and the projected TSR modifier used to determine the performance awards, $2.0 million and $5.2 million was charged to compensation expense for the three months and nine months ended October 3, 2015, respectively. In the three months and nine months ended September 27, 2014, $1.2 million and $5.0 million, respectively, was charged to compensation expense based on projections of probable attainment of the CFROI measure and the projected TSR modifier used to determine the performance awards.

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

As of October 3, 2015, the Company had $1.6 million of total unrecognized compensation cost related to performance awards. The Company expects this cost to be recognized over a weighted average period of 0.7 years.

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

Basic and diluted earnings per common share for the three months and nine months ended October 3, 2015 and September 27, 2014, were calculated as follows:

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net earnings from continuing operations	$72.2	$61.0	$236.4	$197.2
Net earnings from discontinued operations, net of tax	3.7	43.4	14.3	52.8
Net earnings	$75.9	$104.4	$250.7	$250.0

Weighted average outstanding shares – basic	92.7	93.7	93.3	93.5
Dilutive effect of common stock equivalents	1.3	1.5	1.2	1.6
Weighted average outstanding shares – diluted	94.0	95.2	94.5	95.1

Basic earnings per common share:
Continuing operations	$0.78	$0.65	$2.54	$2.11
Discontinued operations	0.04	0.46	0.15	0.56
Net earnings	$0.82	$1.11	$2.69	$2.67

Diluted earnings per common share:
Continuing operations	$0.77	$0.64	$2.50	$2.07
Discontinued operations	0.04	0.46	0.15	0.56
Net earnings	$0.81	$1.10	$2.65	$2.63

As of October 3, 2015, the Company had 2.3 million options outstanding, of which 2.2 million were exercisable.  This compares with 3.1 million options outstanding, of which 2.7 million were exercisable, as of September 27, 2014.  During both the three months and nine months ended October 3, 2015, there were no options outstanding for which the exercise price was greater than the average market price of the Company’s shares for the period then ended. Therefore, there were no anti-dilutive options to exclude from the computation of diluted earnings per common share. This compares to 0.3 million anti-dilutive shares of options outstanding that were excluded from both the three months and nine months ended September 27, 2014. Changes in average outstanding basic shares from September 27, 2014 to October 3, 2015 reflect the impact of options exercised and the vesting of stock and performance awards since the beginning of 2014, net of the impact of common stock repurchases during the fourth quarter of 2014 and first nine months of 2015.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 8 – Commitments and Contingencies

Financial Commitments

The Company has entered into guarantees of indebtedness of third parties, primarily in connection with customer financing programs.  Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount that is less than total obligations outstanding.  The Company has also extended guarantees to third parties that have purchased customer receivables from Brunswick and, in certain instances, has guaranteed secured term financing of its customers.  Potential payments in connection with these customer financing arrangements generally extend over several years.  The single year potential cash obligations associated with these customer financing arrangements as of October 3, 2015, December 31, 2014 and September 27, 2014 were $29.2 million, $30.9 million and $34.0 million, respectively. The maximum potential cash obligation associated with these customer financing arrangements as of October 3, 2015, December 31, 2014 and September 27, 2014 were $35.2 million, $35.8 million and $37.0 million, respectively.

In most instances, upon repurchase of the receivable or note, the Company receives rights to the collateral securing the financing.  The Company’s risk under these arrangements is partially mitigated by the value of the collateral that secures the financing.  The Company had $1.2 million, $1.2 million and $1.3 million accrued for potential losses related to recourse exposure at October 3, 2015, December 31, 2014 and September 27, 2014, respectively.

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the customer, to repurchase from the third-party lender those Brunswick products repossessed from the customer.  These arrangements are typically subject to a maximum repurchase amount. The single year and maximum potential cash payments the Company could be required to make to repurchase collateral as of October 3, 2015, December 31, 2014 and September 27, 2014 were $56.3 million, $56.8 million and $55.4 million, respectively.

The Company’s risk under these repurchase arrangements is partially mitigated by the value of the products repurchased as part of the transaction.  The Company had $1.0 million, $1.2 million and $1.3 million accrued for potential losses related to repurchase exposure at October 3, 2015, December 31, 2014 and September 27, 2014, respectively.  The Company’s repurchase accrual represents the expected losses that could result from obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of those products to alternative dealers.

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

The Company has accounts receivable sale arrangements with third parties which are included in the guarantee arrangements discussed above.  The Company treats the sale of receivables in which the Company retains an interest as a secured obligation as the transfers of the receivables under these arrangements do not meet the requirements of a “true sale.”  Accordingly, the current portion of receivables underlying these arrangements of $20.4 million, $23.7 million and $24.1 million was recorded in Accounts and notes receivable and Accrued expenses as of October 3, 2015, December 31, 2014 and September 27, 2014, respectively.  Further, the long-term portion of these arrangements of $22.4 million, $19.6 million and $18.0 million as of October 3, 2015, December 31, 2014 and September 27, 2014, respectively, was recorded in Other long-term assets and Other long-term liabilities.

Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling $6.1 million and $14.0 million, respectively, as of October 3, 2015.  A large portion of these standby letters of credit and surety bonds are related to the Company’s self-insured workers’ compensation program as required by its insurance companies and various state agencies.  The Company has recorded reserves to cover the anticipated liabilities associated with these programs.  Under certain circumstances, such as an event of default under the Company’s revolving credit facility, or, in the case of surety bonds, a ratings downgrade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds.  The Company was not required to post letters of credit as collateral against surety bonds as of October 3, 2015.

The Company has a collateral trust arrangement with insurance carriers and a trustee bank.  The trust is owned by the Company, but the assets are pledged as collateral against workers’ compensation related obligations in lieu of other forms of collateral, including letters of credit.  In connection with this arrangement, the Company had $15.6 million, $15.6 million and $18.6 million of cash in the trust as of October 3, 2015, December 31, 2014 and September 27, 2014, respectively, which was classified as

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Restricted cash in the Company’s Condensed Consolidated Balance Sheets. In 2014, the Company made net transfers to the trust related to a net increase in annual collateral requirements for the policy years covered by the trust.

Product Warranties

The Company records a liability for product warranties at the time revenue is recognized.  The liability is estimated using historical warranty experience, projected claim rates and expected costs per claim.  The Company adjusts its liability for specific warranty matters when they become known and the exposure can be estimated.  The Company’s warranty liabilities are affected by product failure rates as well as material usage and labor costs incurred in correcting a product failure.  If actual costs differ from estimated costs, the Company must make a revision to the warranty liability. Changes in the Company's warranty liabilities due to improvements in the Company's experience and adjustments related to changes in estimates are included as Aggregate changes for preexisting warranties presented in the table below; prior year amounts have been reclassified to conform to the current period presentation.

The following activity related to product warranty liabilities was recorded in Accrued expenses during the nine months ended October 3, 2015 and September 27, 2014:

(in millions)	October 3, 2015	September 27, 2014
Balance at beginning of period	$110.6	$119.6
Payments made	(43.8)	(40.9)
Provisions/additions for contracts issued/sold	51.5	48.3
Aggregate changes for preexisting warranties	(10.8)	(18.0)
Foreign currency translation	(2.8)	(1.1)
Balance at end of period	$104.7	$107.9

Additionally, end users of the Company's Marine Engine, Boat and Fitness segments' products may purchase a contract from the Company that extends product warranty beyond the standard period.  For certain extended warranty contracts in which the Company retains the warranty or administration obligation, a deferred liability is recorded based on the aggregate sales price for contracts sold.  The deferred liability is reduced and revenue is recognized on a straight-line basis over the contract period during which costs are expected to be incurred.  Deferred revenue associated with contracts sold by the Company that extend product protection beyond the standard product warranty period, not included in the table above, was $77.3 million and $63.2 million at October 3, 2015 and September 27, 2014, respectively, and is recorded in Accrued expenses and Other long-term liabilities.

Legal and Environmental

The Company accrues for litigation exposure when it is probable that future costs will be incurred and such costs can be reasonably estimated. Adjustments to estimates are recorded in the period they are identified. Management does not believe that there is a reasonable possibility that a material loss exceeding the amounts already recognized for the Company’s litigation claims and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company's financial condition, results of operations and cash flows could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

There were no material changes during the three months and nine months ended October 3, 2015, to the legal and environmental commitments that were discussed in Note 13 in the Notes to Consolidated Financial Statements in the 2014 Form 10-K.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 9 – Financing Receivables

The Company has recorded financing receivables, which are defined as a contractual right to receive money, as assets on its Condensed Consolidated Balance Sheets as of October 3, 2015, December 31, 2014 and September 27, 2014.  Substantially all of the Company’s financing receivables are from commercial customers.  The Company classifies its financing receivables into three categories: receivables repurchased under recourse provisions (Recourse Receivables); receivables sold to third-party finance companies (Third-Party Receivables); and customer notes and other (Other Receivables).  Recourse Receivables are the result of the contingent recourse arrangements discussed in Note 8 – Commitments and Contingencies.  Third-Party Receivables are accounts that have been sold to third-party finance companies, but do not meet the definition of a true sale, and are therefore recorded as an asset with an offsetting balance recorded as a secured obligation in Accrued expenses and Other long-term liabilities as discussed in Note 8 – Commitments and Contingencies.  Other Receivables are mostly comprised of notes from customers, which are originated by the Company in the normal course of business.  Financing receivables are carried at their face amounts less an allowance for doubtful accounts.

Due to the composition of the account portfolio, the Company does not believe that the credit risk posed by the Company's financing receivables is significant to its operations, financial condition or cash flows.  There were no significant troubled debt restructurings during the three months and nine months ended October 3, 2015 and September 27, 2014, respectively.

The following are the Company’s financing receivables, excluding trade accounts receivable contractually due within one year as of October 3, 2015, December 31, 2014 and September 27, 2014:

(in millions)	October 3, 2015	December 31, 2014	September 27, 2014
Recourse Receivables:
Short-term	$3.2	$3.0	$3.4
Long-term	1.0	1.0	1.0
Allowance for doubtful accounts	(3.1)	(3.2)	(3.2)
Total	1.1	0.8	1.2

Third-Party Receivables:
Short-term	20.4	23.7	24.1
Long-term	22.4	19.6	18.0
Allowance for doubtful accounts	—	—	—
Total	42.8	43.3	42.1

Other Receivables:
Short-term	8.0	11.9	11.6
Long-term	1.8	2.3	2.5
Allowance for doubtful accounts	(0.1)	(0.2)	(0.2)
Total	9.7	14.0	13.9

Total Financing Receivables	$53.6	$58.1	$57.2

There was no significant activity in the allowance for doubtful accounts on financing receivables during the nine months ended October 3, 2015 and September 27, 2014, respectively.

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

Operating Segments

The following table sets forth net sales and operating earnings (loss) of each of the Company's operating segments, which are also the Company's reportable segments, for the three months and nine months ended October 3, 2015 and September 27, 2014:

	Net Sales				Operating Earnings (Loss)
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
(in millions)	Oct. 3, 2015	Sept. 27, 2014	Oct. 3, 2015	Sept. 27, 2014	Oct. 3, 2015	Sept. 27, 2014	Oct. 3, 2015	Sept. 27, 2014
Marine Engine	$588.2	$566.9	$1,839.6	$1,724.4	$102.5	$93.3	$308.5	$277.5
Boat	271.3	234.6	938.6	841.5	6.4	(7.0)	35.0	21.3
Marine eliminations	(65.1)	(58.4)	(215.5)	(200.1)	—	—	—	—
Total Marine	794.4	743.1	2,562.7	2,365.8	108.9	86.3	343.5	298.8
Fitness	197.5	189.0	556.9	534.3	27.6	25.8	76.6	74.5
Pension - non-service costs	—	—	—	—	(2.7)	(3.7)	(8.8)	(11.1)
Corporate/Other	—	—	—	—	(18.0)	(14.7)	(52.6)	(48.3)
Total	$991.9	$932.1	$3,119.6	$2,900.1	$115.8	$93.7	$358.7	$313.9

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth total assets of each of the Company's reportable segments:

	Total Assets
(in millions)	October 3, 2015	December 31, 2014	September 27, 2014
Marine Engine	$958.0	$908.3	$925.6
Boat	409.7	376.5	376.1
Total Marine	1,367.7	1,284.8	1,301.7
Fitness	597.4	578.4	574.8
Corporate/Other	1,161.9	1,224.7	1,136.3
Total	$3,127.0	$3,087.9	$3,012.8

Note 11 – Comprehensive Income

Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets includes prior service costs and credits and net actuarial gains and losses for defined benefit plans; foreign currency cumulative translation adjustments; and unrealized derivative gains and losses, all net of tax.  Changes in the components of Accumulated other comprehensive loss, all net of tax, for the three months and nine months ended October 3, 2015 and September 27, 2014 were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net earnings	$75.9	$104.4	$250.7	$250.0
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	(9.8)	(11.7)	(32.0)	(12.0)
Net change in unamortized prior service credits	(0.2)	(0.4)	(0.6)	(1.0)
Net change in unamortized actuarial losses	3.4	2.3	10.4	7.0
Net change in unrealized derivative losses	1.7	3.1	(0.1)	4.2
Total other comprehensive income (loss)	(4.9)	(6.7)	(22.3)	(1.8)
Comprehensive income	$71.0	$97.7	$228.4	$248.2

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the three months ended October 3, 2015:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Net derivative losses	Total
Beginning balance	$(36.7)	$(4.3)	$(449.6)	$(7.3)	$(497.9)
Other comprehensive income (loss) before reclassifications (A)	(9.8)	—	0.1	3.4	(6.3)
Amounts reclassified from Accumulated other comprehensive loss (B)	—	(0.2)	3.3	(1.7)	1.4
Net current-period other comprehensive income (loss)	(9.8)	(0.2)	3.4	1.7	(4.9)
Ending balance	$(46.5)	$(4.5)	$(446.2)	$(5.6)	$(502.8)

(A) The tax effects for the three months ended October 3, 2015 were $0.7 million for foreign currency translation, $(0.1) million for net actuarial losses arising during the period and $(1.3) million for derivatives.

(B) See the table below for the tax effects for the three months ended October 3, 2015.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the nine months ended October 3, 2015:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Net derivative losses	Total
Beginning balance	$(14.5)	$(3.9)	$(456.6)	$(5.5)	$(480.5)
Other comprehensive income (loss) before reclassifications (A)	(32.0)	—	0.6	6.9	(24.5)
Amounts reclassified from Accumulated other comprehensive loss (B)	—	(0.6)	9.8	(7.0)	2.2
Net current-period other comprehensive income (loss)	(32.0)	(0.6)	10.4	(0.1)	(22.3)
Ending balance	$(46.5)	$(4.5)	$(446.2)	$(5.6)	$(502.8)

(A) The tax effects for the nine months ended October 3, 2015 were $(2.9) million for foreign currency translation, $(0.3) million for net actuarial losses arising during the period and $(2.9) million for derivatives.

(B) See the table below for the tax effects for the nine months ended October 3, 2015.

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the three months ended September 27, 2014:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Net derivative losses	Total
Beginning balance	$10.7	$(3.2)	$(393.9)	$(10.2)	$(396.6)
Other comprehensive income (loss) before reclassifications (A)	(12.4)	—	—	2.6	(9.8)
Amounts reclassified from Accumulated other comprehensive loss (B)	0.7	(0.4)	2.3	0.5	3.1
Net current-period other comprehensive income (loss)	(11.7)	(0.4)	2.3	3.1	(6.7)
Ending balance	$(1.0)	$(3.6)	$(391.6)	$(7.1)	$(403.3)

(A) The tax effects for the three months ended September 27, 2014 were $4.8 million for foreign currency translation, $(0.2) million for net actuarial losses arising during the period and $(1.3) million for derivatives.

(B) See the table below for the tax effects for the three months ended September 27, 2014.

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the nine months ended September 27, 2014:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Net derivative losses	Total
Beginning balance	$11.0	$(2.6)	$(398.6)	$(11.3)	$(401.5)
Other comprehensive income (loss) before reclassifications (A)	(12.7)	—	0.1	2.3	(10.3)
Amounts reclassified from Accumulated other comprehensive loss (B)	0.7	(1.0)	6.9	1.9	8.5
Net current-period other comprehensive income (loss)	(12.0)	(1.0)	7.0	4.2	(1.8)
Ending balance	$(1.0)	$(3.6)	$(391.6)	$(7.1)	$(403.3)

(A) The tax effects for the nine months ended September 27, 2014 were $4.3 million for foreign currency translation, $(0.2) million for net actuarial losses arising during the period and $(1.3) million for derivatives.

(B) See the table below for the tax effects for the nine months ended September 27, 2014.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents reclassification adjustments out of Accumulated other comprehensive loss during the three months and nine months ended October 3, 2015 and September 27, 2014:

(in millions)	Three Months Ended		Nine Months Ended
Details about Accumulated other comprehensive income (loss) components	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014	Affected line item in the statement where net income is presented
Amount of loss reclassified into earnings on foreign currency:
Foreign currency cumulative translation adjustment	$—	$(1.2)	$—	$(1.2)	Gain on disposal of discontinued operations, net of tax
	—	(1.2)	—	(1.2)	Total before tax
	—	0.5	—	0.5	Tax benefit
	$—	$(0.7)	$—	$(0.7)	Net of tax

Amortization of defined benefit items:
Prior service credits	$0.4	$0.5	$1.0	$1.6	(A)
Net actuarial losses	(5.3)	(3.7)	(15.6)	(11.2)	(A)
	(4.9)	(3.2)	(14.6)	(9.6)	Total before tax
	1.8	1.3	5.4	3.7	Tax benefit
	$(3.1)	$(1.9)	$(9.2)	$(5.9)	Net of tax

Amount of gain (loss) reclassified into earnings on derivative contracts:
Interest rate contracts	$(0.1)	$(0.1)	$(0.1)	$(0.1)	Interest expense
Foreign exchange contracts	2.4	(0.4)	9.5	(0.9)	Cost of sales
Commodity contracts	0.1	(0.2)	0.8	(1.9)	Cost of sales
	2.4	(0.7)	10.2	(2.9)	Total before tax
	(0.7)	0.2	(3.2)	1.0	Tax (provision) benefit
	$1.7	$(0.5)	$7.0	$(1.9)	Net of tax

(A) These Accumulated other comprehensive income (loss) components are included in the computation of net pension and other benefit costs. See Note 13 – Pension and Other Postretirement Benefits for additional details.

Note 12 – Income Taxes

The Company recognized an income tax provision from continuing operations for the three months ended October 3, 2015 of $39.7 million, which included a net charge of $0.8 million mainly associated with the change in estimates for prior period tax returns. The Company recognized an income tax provision from continuing operations for the nine months ended October 3, 2015 of $110.6 million, which included a net benefit of $8.4 million mainly associated with the internal restructuring of foreign entities and the completion of the 2011 and 2012 Internal Revenue Service (IRS) audits. The Company recognized an income tax provision from continuing operations for the three months ended September 27, 2014 of $27.9 million, which included a net benefit of $2.1 million primarily associated with the reassessment of tax reserves. The Company recognized an income tax provision for the nine months ended September 27, 2014 of $98.7 million, which included a benefit of $1.6 million primarily associated with the reassessment of tax reserves. The effective tax rate from continuing operations, which is calculated as the income tax benefit or provision as a percentage of pre-tax income, for the three months and nine months ended October 3, 2015, was 35.5 percent and 31.9 percent, respectively. The effective tax rate from continuing operations for the three months and nine months ended September 27, 2014 was 31.4 percent and 33.4 percent, respectively.

During the second quarter of 2015, the Company initiated an internal restructuring of its foreign entities, including the establishment of a European holding company. This restructuring is being undertaken to more effectively and efficiently manage the Company's foreign cash.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company has historically provided deferred taxes for the presumed ultimate repatriation to the U.S. of earnings from most of its non-U.S. subsidiaries and unconsolidated affiliates. Through December 31, 2014, the indefinite reinvestment criteria had been applied to certain entities and allowed the Company to overcome that presumption to the extent the earnings were to be indefinitely reinvested outside the United States. As a result of the Company's internal restructuring of its foreign entities that was initiated in the second quarter of 2015, the Company determined that the indefinite reinvestment assertion would be expanded to include additional non-U.S. subsidiaries. Accordingly, no deferred income taxes have been provided as of October 3, 2015, December 31, 2014 and September 27, 2014 on the applicable undistributed earnings of the non-U.S. subsidiaries where the indefinite reinvestment assertion has been applied. As a result of these actions, the Company recorded a discrete net tax benefit in the second quarter of 2015 which includes the benefit of applying the indefinite reinvestment assertion to the foreign entities under the new European holding company. If at some future date these earnings cease to be indefinitely reinvested, the Company may be subject to additional U.S. income taxes and foreign withholding and other taxes on such amounts. The Company continues to provide deferred taxes, as required, on the undistributed net earnings of foreign subsidiaries and unconsolidated affiliates that are not deemed to be indefinitely reinvested in operations outside the United States.

As of October 3, 2015, December 31, 2014 and September 27, 2014, the Company had $5.0 million, $5.1 million and $5.7 million of gross unrecognized tax benefits, including interest, respectively.  The Company believes it is reasonably possible that the total amount of gross unrecognized tax benefits as of October 3, 2015, could decrease by approximately $2.1 million in the next 12 months due to settlements with taxing authorities or lapses in the statute of limitations.  Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in 2015, but the amount cannot be estimated.

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

Pension and other postretirement benefit costs included the following components for the three months and nine months ended October 3, 2015 and September 27, 2014:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
(in millions)	Oct. 3, 2015	Sept. 27, 2014	Oct. 3, 2015	Sept. 27, 2014	Oct. 3, 2015	Sept. 27, 2014	Oct. 3, 2015	Sept. 27, 2014
Service cost	$—	$—	$—	$—	$—	$—	$—	$—
Interest cost	11.9	14.7	35.9	44.0	0.4	0.4	1.3	1.4
Expected return on plan assets	(13.9)	(14.7)	(41.7)	(44.1)	—	—	—	—
Amortization of prior service credits	—	—	—	—	(0.2)	(0.2)	(0.5)	(0.6)
Amortization of net actuarial losses	4.9	3.7	14.6	11.2	0.4	—	1.0	—
Net pension and other benefit costs	$2.9	$3.7	$8.8	$11.1	$0.6	$0.2	$1.8	$0.8

Portions of Net pension and other benefit costs are recorded in Selling, general and administrative expenses as well as capitalized into inventory. Costs capitalized into inventory are eventually realized through Cost of sales in the Condensed Consolidated Statements of Comprehensive Income.

During 2014, the Company initiated the process to offer lump sum payments to certain active pension plan participants, which is expected to be completed in November 2015. The Company expects to make approximately $70.0 million in payments from

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

the plans in connection with this action and to incur an estimated settlement loss of $30.0 million to $35.0 million in 2015. However, since the final result of the offering is presently unknown, these amounts are subject to change.

Employer Contributions and Benefit Payments. During the nine months ended October 3, 2015 and September 27, 2014, the Company contributed $2.7 million and $2.4 million, respectively, to fund benefit payments to its nonqualified pension plan. During the nine months ended October 3, 2015 and September 27, 2014, the Company contributed $70.0 million and $70.2 million to its qualified pension plans, respectively. Company contributions are subject to change based on market conditions, pension funding regulations and Company discretion.

Note 14 –Subsequent Events

On October 20, 2015, the Company's Board of Directors declared a quarterly dividend on its common stock of $0.15 per share. The dividend will be payable December 15, 2015 to shareholders of record on November 24, 2015.

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

General

Net sales increased 6 percent during the third quarter of 2015 when compared with the third quarter of 2014 on a GAAP basis and 11 percent on a constant currency basis due to increases across all segments, all of which benefited from the success of new products. Marine Engine segment net sales increased due to strong growth in the marine service, parts and accessories businesses, which benefited from acquisitions, as well as solid increases in outboard engines, both of which benefited from market share gains, partially offset by declines in sterndrive engines. Boat segment net sales increased due to strong growth rates in fiberglass outboard boats and fiberglass sterndrive and inboard boats, as well as solid gains in the sales of aluminum boats. The Boat segment's net sales reflected an increase in global wholesale unit shipments and higher average selling prices resulting from a favorable shift in mix. Fitness segment net sales included growth in the U.S. at health clubs and local and federal government customers. Fitness segment net sales also benefited from an acquisition in the third quarter of 2015. International net sales for the Company decreased 7 percent in the third quarter of 2015 on a GAAP basis when compared with the third quarter of 2014. On a constant currency basis, international net sales increased 5 percent in the third quarter of 2015 driven by strong increases in European and Asia Pacific markets, partially offset by decreases in Latin America and in the Canadian boat market.

Net sales during the first nine months of 2015 increased 8 percent when compared with the first nine months of 2014 on a GAAP basis and 12 percent on a constant currency basis due to increases across all segments and reflect the same factors for the quarterly period described above, except the Marine Engine and Boat segments also benefited from more favorable weather conditions in the first quarter of 2015 when compared to the first quarter of 2014. Additionally, net sales in the Fitness segment reflected growth in the U.S. at hospitality customers, partially offset by lower sales to local and federal governments. International net sales for the Company decreased 4 percent in the first nine months of 2015 on a GAAP basis when compared with the first nine months of 2014. On a constant currency basis, international net sales increased 8 percent in the first nine months of 2015 due to the same factors for the quarterly period above.

Operating earnings in the third quarter of 2015 were $115.8 million, with an operating margin of 11.7 percent. In the third quarter of 2014, the Company reported operating earnings of $93.7 million, with an operating margin of 10.1 percent, which included restructuring, exit and impairment charges of $0.9 million. The increase in operating earnings during the third quarter of 2015 when compared with the third quarter of 2014 reflected higher net sales, favorable product mix, savings related to sourcing initiatives and cost reductions, partially offset by an unfavorable impact from foreign exchange. Operating earnings in the first nine months of 2015 were $358.7 million, with an operating margin of 11.5 percent. In the first nine months of 2014, the Company reported operating earnings of $313.9 million, with an operating margin of 10.8 percent, which included restructuring, exit and impairment charges of $4.0 million. The improvement in operating earnings during the first nine months of 2015 when compared with the first nine months of 2014 is due to the same factors as discussed in the quarterly period above, partially offset by the absence of favorable warranty adjustments in 2014.

The Company continues to expect that 2015 will be another year of strong earnings growth with outstanding free cash flow generation. The Company is targeting 7 percent net sales growth when compared with 2014, which reflects the continuation of a solid market in the U.S. and Europe, and also includes benefits from the success of new products, market share gains and completed acquisitions. These factors are expected to be partially offset by an unfavorable impact from foreign exchange and weakness in certain international marine markets. The Company is planning for growth in outboard boat and engine products and marine service, parts and accessories businesses and anticipates the continued successful execution of its large fiberglass boat strategy. Positive health and fitness trends, new products and a recently completed acquisition have positioned the Company's Fitness segment to achieve revenue growth.

The Company expects to have higher earnings before income taxes in 2015 resulting from increased revenue and slight improvements in gross margins levels, which include benefits from the Company's ongoing focus on managing costs by implementing programs to improve sourcing, supply chain and manufacturing efficiencies, partially offset by unfavorable translation impacts from foreign currencies and the absence of favorable warranty adjustments in 2014. Operating expenses, including research and development expenses, are projected to be higher in 2015 when compared with 2014 as the Company continues to increase investment spending to support strategic growth objectives, but operating expenses are projected to be lower on a percentage of net sales basis.

The Company is planning for its effective tax rate in 2015 to be 32 percent, which excludes the potential impact of an extension of the U.S. research and development tax credit.

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

The Company anticipates it will incur nominal restructuring charges in 2015. Further weakness in certain economic or market conditions, reductions in demand for the Company's products or further opportunities to reduce costs may result in additional restructuring, exit or impairment charges in future periods.

Matters Affecting Comparability

The following events have occurred during the three months and nine months ended October 3, 2015 and September 27, 2014, which the Company believes affect the comparability of the results of operations:

Changes in Foreign Currency Rates. Percentage changes in net sales expressed in constant currency are presented to reflect the impact that changes in currency exchange rates had on net sales. To present this information, 2015 net sales transacted in currencies other than U.S. dollars are translated to U.S. dollars using the average exchange rates from 2014 that were in effect during the comparative period. The percentage change in net sales expressed on a constant currency basis better reflects the changes in the underlying business trends, excluding the impact of translation arising from foreign currency exchange rate fluctuations. Approximately 20 percent of the Company's annual net sales are transacted in a currency other than the U.S. dollar. The Company's most material exposures include sales in Euros, Canadian dollars, Brazilian reais and Australian dollars. The following table sets forth segment results on both a GAAP basis and a constant currency basis for the three months and nine months ended:

	Three Months Ended				Nine Months Ended
	Net Sales		2015 vs. 2014 Increase/(Decrease)		Net Sales		2015 vs. 2014 Increase/(Decrease)
(in millions)	October 3, 2015	September 27, 2014	% Change	% Change Constant Currency	October 3, 2015	September 27, 2014	% Change	% Change Constant Currency
Marine Engine	$588.2	$566.9	4%	8%	$1,839.6	$1,724.4	7%	11%
Boat	271.3	234.6	16%	19%	938.6	841.5	12%	15%
Marine eliminations	(65.1)	(58.4)			(215.5)	(200.1)
Total Marine	794.4	743.1	7%	11%	2,562.7	2,365.8	8%	12%

Fitness	197.5	189.0	4%	9%	556.9	534.3	4%	8%
Total	$991.9	$932.1	6%	11%	$3,119.6	$2,900.1	8%	12%

Restructuring, exit and impairment charges. The Company has executed restructuring initiatives designed to improve its cost structure, better utilize overall capacity and improve general operating efficiencies. There were no restructuring charges recorded in the first nine months of 2015. During the three months and nine months ended September 27, 2014, the Company recorded net charges of $0.9 million and $4.0 million, respectively, related to restructuring activities.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Condensed Consolidated Statements of Comprehensive Income for the three months ended:

	Three Months Ended		2015 vs. 2014 Increase/(Decrease)
(in millions, except per share data)	October 3, 2015	September 27, 2014	$ Change	% Change	% Change Constant Currency (B)
Net sales	$991.9	$932.1	$59.8	6.4%	10.8%
Gross margin (A)	281.7	259.2	22.5	8.7%
Restructuring, exit and impairment charges	—	0.9	(0.9)	NM
Operating earnings	115.8	93.7	22.1	23.6%
Net earnings from continuing operations	72.2	61.0	11.2	18.4%

Diluted earnings per common share from continuing operations	$0.77	$0.64	$0.13	20.3%

Expressed as a percentage of Net sales:
Gross margin	28.4%	27.8%		60 bpts
Selling, general and administrative expense	13.7%	14.5%		(80) bpts
Research and development expense	3.1%	3.2%		(10) bpts
Restructuring, exit and impairment charges	0.0%	0.1%		(10) bpts
Operating margin	11.7%	10.1%		160 bpts
__________

NM = not meaningful
bpts = basis points

(A)	Gross margin is defined as Net sales less Cost of sales as presented in the Condensed Consolidated Statements of Comprehensive Income.

(B)
For purposes of comparison, third quarter 2015 Net sales growth is also shown using third quarter 2014 exchange rates for the comparative period to enhance visibility of the underlying business trends, excluding the impact of translation arising from foreign currency exchange rate fluctuations.

Net sales increased during the third quarter of 2015 when compared with the third quarter of 2014 on both a GAAP basis and a constant currency basis due to increases across all segments, all of which benefited from the success of new products. Marine Engine segment net sales increased due to solid growth in the marine service, parts and accessories businesses, which benefited from acquisitions, as well as solid increases in outboard engines, both of which benefited from market share gains, partially offset by declines in sterndrive engines. Boat segment net sales increased due to strong growth rates in fiberglass outboard boats and fiberglass sterndrive and inboard boats, as well as solid gains in the sales of aluminum boats. The Boat segment's net sales also reflected an increase in global wholesale unit shipments and higher average selling prices resulting from a favorable shift in mix. Fitness segment net sales included growth in the U.S. at health clubs and local and federal government customers. Fitness segment net sales also benefited from an acquisition in the third quarter of 2015. International net sales for the Company decreased 7 percent in the third quarter of 2015 on a GAAP basis when compared with the third quarter of 2014. On a constant currency basis, international net sales increased 5 percent in the third quarter of 2015 driven by strong increases in European and Asia Pacific markets, partially offset by decreases in Latin America and in the Canadian boat market.

Gross margin percentage increased in the third quarter of 2015 when compared with the same prior year period due to benefits from higher net sales with a more favorable product mix as well as savings related to sourcing initiatives and cost reductions.

Selling, general and administrative expense decreased as a percentage of net sales during the third quarter of 2015 when compared with the third quarter of 2014 as operating expenses benefited from favorable mark-to-market adjustments to compensation accruals, spending reductions and lower expenses related to product launches. Partially offsetting these factors was an increase in expenses for acquisitions.

Research and development expense increased slightly in the third quarter of 2015, as the Company continued to increase its funding of investments in new products, but decreased as a percentage of net sales when compared with the third quarter of 2014.

There were no restructuring charges recorded in the third quarter of 2015. During the third quarter of 2014, the Company recorded net restructuring charges of $0.9 million.

The Company recorded equity earnings of $1.2 million and $0.7 million in the third quarter of 2015 and 2014, respectively, related to the Company's marine joint ventures. The Company recognized $1.2 million in Other income, net in both the third quarter of 2015 and 2014, respectively. In the third quarter of 2015, Other income, net includes the amortization of deferred income related to a trademark licensing agreement with AMF Bowling Centers, Inc. as discussed in Note 2 – Discontinued Operations in the Notes to Condensed Consolidated Financial Statements.

Interest expense remained flat in the third quarter of 2015 when compared with the same period in 2014.

The Company recognized an income tax provision from continuing operations for the three months ended October 3, 2015 of $39.7 million, which included a net charge of $0.8 million mainly associated with the change in estimates for prior period tax returns. The Company recognized an income tax provision from continuing operations for the three months ended September 27, 2014 of $27.9 million, which included a net benefit of $2.1 million primarily associated with the reassessment of tax reserves. The effective tax rates from continuing operations for the three months ended October 3, 2015 and September 27, 2014, were 35.5 percent and 31.4 percent, respectively. See Note 12 – Income Taxes in the Notes to Condensed Consolidated Financial Statements for further discussion.

Operating earnings, Net earnings from continuing operations and Diluted earnings per common share from continuing operations increased during the third quarter of 2015 when compared with the third quarter of 2014 due to the factors discussed in the preceding paragraphs. Diluted earnings per common share from continuing operations also increased in the third quarter of 2015 when compared with the third quarter of 2014 due to the impact of common stock repurchases.

Diluted earnings from continuing operations per common share, as adjusted - defined as Diluted earnings from continuing operations per common share, excluding the earnings or loss per share impact for Restructuring, exit and impairment charges from continuing operations and special tax items - increased by $0.14 per share, or 22 percent, to $0.77 per share in the third quarter of 2015 when compared with $0.63 per share for the same period in 2014. The increase in diluted earnings per share from continuing operations, as adjusted, is due to the factors discussed in the preceding paragraphs. In 2014, Restructuring, exit and impairment charges from continuing operations were $0.01 per share and special tax items were a net benefit of $0.02 per share.

The Company completed the sale of its bowling products business in the second quarter of 2015 and recorded an after-tax gain of $10.3 million, which included a $2.0 million working capital adjustment recorded in the third quarter of 2015. The Company completed the sale of its retail bowling business in the third quarter of 2014 and recorded an after-tax gain of $55.1 million, which included a $2.5 million working capital adjustment recorded in the third quarter of 2015. In the third quarter of 2015, there were no net sales from discontinued operations, pre-tax operating earnings from discontinued operations were $1.0 million and the income tax provision from discontinued operations was $0.1 million. In the third quarter of 2014, net sales from discontinued operations were $68.8 million, pre-tax operating losses from discontinued operations were $14.4 million and the income tax benefit from discontinued operations was $5.2 million.

The following table sets forth certain amounts, ratios and relationships calculated from the Condensed Consolidated Statements of Comprehensive Income for the nine months ended:

	Nine Months Ended		2015 vs. 2014 Increase/(Decrease)
(in millions, except per share data)	October 3, 2015	September 27, 2014	$ Change	% Change	% Change Constant Currency (B)
Net sales	$3,119.6	$2,900.1	$219.5	7.6%	11.7%
Gross margin (A)	864.9	806.8	58.1	7.2%
Restructuring, exit and impairment charges	—	4.0	(4.0)	NM
Operating earnings	358.7	313.9	44.8	14.3%
Net earnings from continuing operations	236.4	197.2	39.2	19.9%

Diluted earnings per common share from continuing operations	$2.50	$2.07	$0.43	20.8%

Expressed as a percentage of Net sales:
Gross margin	27.7%	27.8%		(10) bpts
Selling, general and administrative expense	13.3%	13.9%		(60) bpts
Research and development expense	3.0%	3.0%		0 bpts
Restructuring, exit and impairment charges	0.0%	0.1%		(10) bpts
Operating margin	11.5%	10.8%		70 bpts
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

Net sales increased during the first nine months of 2015 when compared with the same prior year period on both a GAAP basis and a constant currency basis due to increases across all segments and reflect the same factors for the quarterly period described above, except the Marine Engine and Boat segments also benefited from more favorable weather conditions in the first quarter of 2015 when compared to the first quarter of 2014. Additionally, net sales in the Fitness segment reflected growth in the U.S. at hospitality customers, partially offset by lower sales to local and federal governments. International net sales for the Company decreased 4 percent in the first nine months of 2015 on a GAAP basis when compared with the first nine months of 2014. On a constant currency basis, international net sales increased 8 percent in the first nine months of 2015 due to the same factors for the quarterly period above.

Gross margin percentage decreased slightly in the first nine months of 2015 when compared with the same prior year period as a result of the same factors described in the quarterly period above, which were offset by the unfavorable impact from foreign exchange, planned manufacturing costs associated with new product integrations, capacity expansions and production ramp-up in the first half of 2015, as well as the absence of favorable warranty adjustments in 2014.

Selling, general and administrative expense as a percentage of net sales decreased during the first nine months of 2015 as a result of the same factors described in the quarterly period above.

Research and development expense as a percentage of net sales remained flat in the first nine months of 2015 when compared with the same prior year period as the Company continued to increase its funding of investments in new products.

There were no restructuring charges recorded in the first nine months of 2015. The Company recorded net restructuring charges of $4.0 million during first nine months of 2014.

The Company recorded equity earnings of $3.2 million and $0.5 million in the first nine months of 2015 and 2014, respectively, related to the Company's marine joint ventures. The Company recognized $4.4 million and $3.5 million in Other income, net in the first nine months of 2015 and 2014, respectively. In the first nine months of 2015, Other income, net includes the amortization of deferred income related to a trademark licensing agreement with AMF Bowling Centers, Inc. as discussed in Note 2 –Discontinued Operations in the Notes to Condensed Consolidated Financial Statements.

Interest expense decreased $1.7 million in the first nine months of 2015 compared with the same period in 2014 due primarily to benefits from fixed-to-floating interest rate swaps entered into during 2014.

The Company recognized an income tax provision from continuing operations for the nine months ended October 3, 2015 of $110.6 million, which included a net benefit of $8.4 million mainly associated with the internal restructuring of foreign entities and the completion of the 2011 and 2012 IRS audits. The Company recognized an income tax provision from continuing operations for the nine months ended September 27, 2014 of $98.7 million, which included a net benefit of $1.6 million primarily associated with the reassessment of tax reserves. The effective tax rates from continuing operations for the nine months ended October 3, 2015 and September 27, 2014, were 31.9 percent and 33.4 percent, respectively. See Note 12 – Income Taxes in the Notes to Condensed Consolidated Financial Statements for further discussion.

Operating earnings, Net earnings from continuing operations and Diluted earnings per common share from continuing operations increased during the first nine months of 2015 when compared with the same prior year period due to the factors discussed in the preceding paragraphs. Diluted earnings per common share from continuing operations also increased during the first nine months of 2015 when compared with the same prior year period due to the impact of common stock repurchases.

Diluted earnings per common share from continuing operations, as adjusted, increased by $0.32 per share, or 15 percent, to $2.41 per share for the first nine months of 2015 when compared with $2.09 per share for the same period in 2014. In 2015, special tax items were a net benefit of $0.09 per share. In 2014, Restructuring, exit and impairment charges from continuing operations were $0.03 per share and special tax items were a net benefit of $0.01 per share.

As described in the quarterly period above, the Company completed the sale of its bowling products business in the second quarter of 2015 and recorded an after-tax gain of $10.3 million, which included a $2.0 million working capital adjustment recorded in the third quarter of 2015. The Company completed the sale of its retail bowling business in the third quarter of 2014 and recorded an after-tax gain of $55.1 million, which included a $2.5 million working capital adjustment recorded in the third quarter of 2015. In the first nine months of 2015, net sales from discontinued operations were $37.5 million, pre-tax operating earnings from discontinued operations were $1.4 million and the income tax benefit from discontinued operations was $0.1 million. In the first nine months of 2014, net sales from discontinued operations were $209.8 million, pre-tax operating earnings from discontinued operations were $0.3 million and the income tax provision from discontinued operations was $0.1 million.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the three months ended:

	Three Months Ended		2015 vs. 2014 Increase/(Decrease)
(in millions)	October 3, 2015	September 27, 2014	$ Change	% Change	% Change Constant Currency (A)
Net sales	$588.2	$566.9	$21.3	3.8%	7.9%
Operating earnings	102.5	93.3	9.2	9.9%
Operating margin	17.4%	16.5%		90 bpts
__________

bpts = basis points

(A)
For purposes of comparison, third quarter 2015 Net sales growth is also shown using third quarter 2014 exchange rates for the comparative period to enhance visibility of the underlying business trends, excluding the impact of translation arising from foreign currency exchange rate fluctuations.

Net sales for the Marine Engine segment increased in the third quarter of 2015 when compared with the third quarter of 2014. The increase was mainly due to solid growth in net sales in the marine service, parts and accessories businesses, which benefited from acquisitions completed in the second quarter of 2015 and the third quarter of 2014, new product launches and market share gains. The segment also experienced a solid increase in outboard engine net sales, driven by continued favorable retail demand trends and recently launched new products. Partially offsetting these factors was a decrease in sterndrive engine net sales due to continuing unfavorable global retail demand trends. The acquisitions of BLA and Bell as discussed in Note 3 – Acquisitions in the Notes to Condensed Consolidated Financial Statements, accounted for 2 percentage points of the Marine Engine segment's overall revenue growth rate in the third quarter of 2015. International net sales were 32 percent of the segment's net sales in the third quarter of 2015, a decrease of 5 percent from the prior year on a GAAP basis. On a constant currency basis, international net sales increased 10 percent in the third quarter of 2015, which included increases in most international regions, which more than offset weakness in Russia and Latin America, especially Brazil.

Marine Engine segment operating earnings increased in the third quarter of 2015 as a result of higher net sales, a favorable product mix including benefits from recently launched outboard products, and cost reductions and savings related to sourcing initiatives. Additionally, operating earnings comparisons benefited from increases in new product launch spending in the third quarter of 2014. Partially offsetting these factors were the unfavorable effects of foreign exchange.

The following table sets forth Marine Engine segment results for the nine months ended:

	Nine Months Ended		2015 vs. 2014 Increase/(Decrease)
(in millions)	October 3, 2015	September 27, 2014	$ Change	% Change	% Change Constant Currency (A)
Net sales	$1,839.6	$1,724.4	$115.2	6.7%	11.2%
Operating earnings	308.5	277.5	31.0	11.2%
Operating margin	16.8%	16.1%		70 bpts
__________

bpts = basis points

(A)
For purposes of comparison, 2015 Net sales growth is also shown using 2014 exchange rates for the comparative period to enhance visibility of the underlying business trends, excluding the impact of translation arising from foreign currency exchange rate fluctuations.

Net sales for the Marine Engine segment increased in the first nine months of 2015 when compared with the same prior year period due to the same factors described in the quarterly period above, except that the acquisitions of Whale, Bell and BLA accounted for 4 percentage points of the segment's overall growth rate. Additionally, more favorable weather conditions in the first quarter of 2015 compared with the same prior year period contributed to the increase in net sales. International net sales were 31 percent of the segment's net sales in the first nine months of 2015, a decrease of 3 percent from the prior year on a GAAP basis. On a constant currency basis, international net sales increased 11 percent in the first nine months of 2015, due to the same factors described in the quarterly period above, except that net sales to the Middle East also declined.

Marine Engine segment operating earnings increased in the first nine months of 2015 due to the same factors described in the quarterly period above, partially offset by increased investments for long-term growth in the first half of 2015.

Boat Segment

The following table sets forth Boat segment results for the three months ended:

	Three Months Ended		2015 vs. 2014 Increase/(Decrease)
(in millions)	October 3, 2015	September 27, 2014	$ Change	% Change	% Change Constant Currency (A)
Net sales	$271.3	$234.6	$36.7	15.6%	18.6%
Restructuring, exit and impairment charges	—	0.9	(0.9)	NM
Operating earnings (loss)	6.4	(7.0)	13.4	NM
Operating margin	2.4%	(3.0)%		NM
__________

NM = not meaningful

(A)
For purposes of comparison, third quarter 2015 Net sales growth is also shown using third quarter 2014 exchange rates for the comparative period to enhance visibility of the underlying business trends, excluding the impact of translation arising from foreign currency exchange rate fluctuations.

Boat segment net sales increased in the third quarter of 2015 when compared with the third quarter of 2014, due to strong growth rates for fiberglass outboard boats and fiberglass sterndrive and inboard boats as well as solid gains in aluminum boats. Segment net sales also reflected an increase in global wholesale unit shipments, higher average selling prices resulting from a favorable shift in mix and new products. International net sales were 21 percent of the segment's net sales in the third quarter of 2015, a decrease of 16 percent from the prior year on a GAAP basis. On a constant currency basis, international net sales decreased 6 percent when compared with the same prior year period due to declines in Asia Pacific, Canada and Brazil, partially offset by increases in Europe.

The Boat segment operating earnings increased in the third quarter of 2015 when compared with the third quarter of 2014 due to higher net sales and a more favorable product mix, as well as savings related to sourcing initiatives and cost reductions.

The following table sets forth Boat segment results for the nine months ended:

	Nine Months Ended		2015 vs. 2014 Increase/(Decrease)
(in millions)	October 3, 2015	September 27, 2014	$ Change	% Change	% Change Constant Currency (A)
Net sales	$938.6	$841.5	$97.1	11.5%	14.6%
Restructuring, exit and impairment charges	—	1.3	(1.3)	NM
Operating earnings	35.0	21.3	13.7	64.3%
Operating margin	3.7%	2.5%		120 bpts
__________

NM = not meaningful
bpts = basis points

(A)
For purposes of comparison, 2015 Net sales growth is also shown using 2014 exchange rates for the comparative period to enhance visibility of the underlying business trends, excluding the impact of translation arising from foreign currency exchange rate fluctuations.

Boat segment net sales increased in the first nine months of 2015 when compared with the same prior year period due to the same factors described in the quarterly period above. In addition, favorable weather conditions in the first quarter of 2015 compared with the same prior year period also contributed to the increase in net sales. International net sales were 28 percent of the segment's net sales in the first nine months of 2015, a decrease of 8 percent from the prior year on a GAAP basis. On a constant currency basis, international net sales increased 1 percent in the first nine months of 2015 due to net sales increases in Europe and Africa and the Middle East, partially offset by net sales decreases in Canada, Brazil and Asia Pacific.

The Boat segment operating earnings increased in the first nine months of 2015 due to the same factors described in the quarterly period above, partially offset by factors impacting first half comparisons including planned manufacturing cost increases associated with new product integrations, plant capacity expansions and production ramp-up, as well as an unfavorable impact from foreign exchange.

Fitness Segment

The following table sets forth Fitness segment results for the three months ended:

	Three Months Ended		2015 vs. 2014 Increase/(Decrease)
(in millions)	October 3, 2015	September 27, 2014	$ Change	% Change	% Change Constant Currency (A)
Net sales	$197.5	$189.0	$8.5	4.5%	8.8%
Operating earnings	27.6	25.8	1.8	7.0%
Operating margin	14.0%	13.7%		30 bpts
__________

bpts = basis points

(A)
For purposes of comparison, third quarter 2015 Net sales growth is also shown using third quarter 2014 exchange rates for the comparative period to enhance visibility of the underlying business trends, excluding the impact of translation arising from foreign currency exchange rate fluctuations.

Fitness segment net sales increased in the third quarter of 2015 when compared with the third quarter of 2014 on both a GAAP basis and a constant currency basis, reflecting growth in the U.S. at health clubs and local and federal governments. The acquisition of SCIFIT as discussed in Note 3 – Acquisitions in the Notes to Condensed Consolidated Financial Statements, accounted for 3 percentage points of the Fitness segment's overall revenue growth rate in the third quarter of 2015. Net sales in all regions benefited from recently introduced new products. International net sales were 47 percent of the segment's net sales in the third quarter of 2015 and decreased 4 percent compared with the same prior year period on a GAAP basis. On a constant currency basis the segment's international net sales increased 4 percent when compared with the same prior year period due to net sales increases in Asia Pacific and Europe.

Fitness segment operating earnings increased in the third quarter of 2015 compared with the third quarter of 2014 due to higher net sales, cost reductions and savings related to sourcing initiatives, partially offset by an unfavorable impact from foreign exchange.

The following table sets forth Fitness segment results for the nine months ended:

	Nine Months Ended		2015 vs. 2014 Increase/(Decrease)
(in millions)	October 3, 2015	September 27, 2014	$ Change	% Change	% Change Constant Currency (A)
Net sales	$556.9	$534.3	$22.6	4.2%	8.3%
Operating earnings	76.6	74.5	2.1	2.8%
Operating margin	13.8%	13.9%		(10) bpts
__________

bpts = basis points

(A)
For purposes of comparison, 2015 Net sales growth is also shown using 2014 exchange rates for the comparative period to enhance visibility of the underlying business trends, excluding the impact of translation arising from foreign currency exchange rate fluctuations.

Fitness segment net sales increased in the first nine months of 2015 when compared with the same prior year period on both a GAAP basis and a constant currency basis due to the same factors described in the quarterly period above, except net sales reflected growth in the U.S. at hospitality customers, partially offset by lower sales to local and federal governments. Additionally, the acquisition of SCIFIT accounted for only 1 percentage point of the segment's overall growth rate. International net sales were 48 percent of the segment's net sales in the first nine months of 2015 and remained flat when compared with the same prior year period on a GAAP basis. On a constant currency basis the segment's international net sales increased 8 percent in the first nine months of 2015, with higher net sales to certain regions including Europe, Asia Pacific and the Middle East.

Fitness segment operating earnings increased in the first nine months of 2015 due to the same factors described in the quarterly period above, partially offset by the absence of a favorable warranty adjustment in the first quarter of 2014.

Corporate/Other

The following table sets forth Corporate/Other results for the three months ended:

	Three Months Ended		2015 vs. 2014 Increase/(Decrease)
(in millions)	October 3, 2015	September 27, 2014	$ Change	% Change
Operating loss	(18.0)	(14.7)	3.3	22.4%
__________

Corporate operating expenses increased in the third quarter of 2015 when compared with the same prior year period primarily due to an increase in growth related and project spending and management transition related costs, partially offset by favorable mark-to-market adjustments on compensation accruals.

The following table sets forth Corporate/Other results for the nine months ended:

	Nine Months Ended		2015 vs. 2014 Increase/(Decrease)
(in millions)	October 3, 2015	September 27, 2014	$ Change	% Change
Restructuring, exit and impairment charges	$—	$2.7	$(2.7)	NM
Operating loss	(52.6)	(48.3)	4.3	8.9%
__________

NM = not meaningful

The restructuring, exit and impairment charges recorded in 2014 were related to severance actions.

Corporate operating expenses increased in the first nine months of 2015 when compared with the same prior year period due to the same factors described in the quarterly period above, partially offset by the absence of restructuring charges.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the nine months ended:

(in millions)	October 3, 2015	September 27, 2014
Net cash provided by operating activities of continuing operations	$240.7	$127.4
Net cash provided by (used for):
Capital expenditures	(98.5)	(79.6)
Proceeds from the sale of property, plant and equipment	2.1	5.6
Effect of exchange rate changes on cash and cash equivalents	(13.3)	(4.7)
Total free cash flow from continuing operations (A)	$131.0	$48.7
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

2015 Cash Flow

In the first nine months of 2015, net cash provided by operating activities of continuing operations totaled $240.7 million. The primary driver of the cash provided by operating activities was net earnings from continuing operations net of non-cash expense items. Increases in net working capital balances, excluding the impact of acquisitions, had a negative effect on net cash provided by operating activities. Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Condensed Consolidated Balance Sheets. Net inventories increased by $45.0 million during the first nine months of 2015 due to increases in production to support higher sales volumes and new product introductions; however, increases were at a lower rate than the prior year. Accrued expenses decreased $42.1 million during the first nine months of 2015, which was driven primarily by the payment of the prior year's variable compensation, which had been accrued as of December 31, 2014, net of 2015 variable compensation expenses. Accounts and notes receivable increased $10.6 million during the first nine months of 2015, due primarily to normal seasonal changes in net sales in the Marine Engine segment. Partially offsetting these items was an increase in Accounts payable of $15.7 million, which was the result of increased domestic production in the Company's Marine Engine segment.

Net cash used for investing activities of continuing operations during the first nine months of 2015 totaled $62.1 million, which included capital expenditures of $98.5 million. The Company's capital spending is focused on new product introductions, growth initiatives, capacity expansion projects in all segments, and other high priority, profit-enhancing projects. Cash paid for the acquisitions of BLA and SCIFIT, net of cash acquired, totaled $18.7 million in the first nine months of 2015. See Note 3 – Acquisitions in the Notes to Condensed Consolidated Financial Statements for further details on the Company's acquisitions. Partially offsetting these items were net proceeds from marketable securities of $50.7 million that were used to satisfy working capital requirements during the first nine months of 2015.

Cash flows used for financing activities of continuing operations were $132.5 million during the first nine months of 2015. The cash outflow was primarily the result of common stock repurchases and cash dividends paid to common shareholders.

2014 Cash Flow

In the first nine months of 2014, net cash provided by operating activities of continuing operations totaled $127.4 million. The primary driver of the cash provided by operating activities was net earnings from continuing operations net of non-cash expense items. An increase in working capital, excluding the impact of acquisitions, had a negative effect on net cash provided by operating activities. Net inventories increased by $73.6 million during the first nine months of 2014 due to increases in production and finished goods to support new product introductions. The decrease in Accrued expenses of $55.3 million during the first nine months of 2014 was driven primarily by the payment of the prior year's variable compensation, which had been accrued as of December 31, 2013. Accounts and notes receivable increased $41.6 million during the first nine months of 2014, due primarily to seasonal changes in net sales in the Company's Marine Engine segment. Partially offsetting these items was an increase in Accounts payable of $21.5 million, which was a result of increased production in the Company's Marine Engine and Boat segments.

Net cash used for investing activities of continuing operations during the first nine months of 2014 totaled $117.0 million, which included capital expenditures of $79.6 million. The Company's capital spending was focused on new product introductions and growth initiatives, capacity expansion projects in the Marine Engine and Boat segments, and high priority, profit-maintaining capital and investments targeting operating cost reductions. Cash paid for the acquisitions of Whale and Bell, net of cash acquired, totaled $41.8 million in the first nine months of 2014. See Note 3 – Acquisitions in the Notes to Condensed Consolidated Financial Statements for further details on the Company's acquisitions. The Company also transferred $12.1 million to restricted cash in the first nine months of 2014 as discussed in Note 8 – Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements. Partially offsetting these items were net proceeds from marketable securities of $11.9 million that were used to satisfy working capital requirements during the first nine months of 2014.

Cash flows used for financing activities of continuing operations were $27.7 million during the first nine months of 2014. The cash outflow was primarily the result of dividends paid to common shareholders.

Liquidity and Capital Resources

The Company views its highly liquid assets as of October 3, 2015, December 31, 2014, and September 27, 2014 as:

(in millions)	October 3, 2015	December 31, 2014	September 27, 2014
Cash and cash equivalents	$621.9	$552.7	$596.0
Short-term investments in marketable securities	32.5	83.2	0.8
Total cash, cash equivalents and marketable securities	$654.4	$635.9	$596.8

The following table sets forth an analysis of total liquidity as of October 3, 2015, December 31, 2014, and September 27, 2014:

(in millions)	October 3, 2015	December 31, 2014	September 27, 2014
Cash, cash equivalents and marketable securities	$654.4	$635.9	$596.8
Amounts available under lending facility (A)	296.2	294.1	293.8
Total liquidity (B)	$950.6	$930.0	$890.6

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

Cash, cash equivalents and marketable securities totaled $654.4 million as of October 3, 2015, an increase of $18.5 million from $635.9 million as of December 31, 2014, and an increase of $57.6 million from $596.8 million as of September 27, 2014. Total debt as of October 3, 2015, December 31, 2014, and September 27, 2014 was $453.1 million, $451.8 million and $452.6 million, respectively.  The Company's debt-to-capitalization ratio improved to 26.0 percent as of October 3, 2015, from 27.8 percent as of December 31, 2014 and from 26.1 percent as of September 27, 2014.

As discussed in the 2014 Form 10-K, the Company is required to maintain compliance with two financial covenants included in the five-year $300 million facility (Facility) which is in effect through 2019 - a minimum interest coverage ratio and a maximum leverage ratio.  The minimum interest coverage ratio, as defined in the agreement, is not permitted to be less than 3.50 to 1.00. The maximum leverage ratio, as defined in the agreement, is not permitted to be more than 3.00 to 1.00, unless the Company completes an acquisition of more than $100.0 million, which increases the maximum leverage ratio to 3.25 to 1.00 for the twelve months following the acquisition. As of October 3, 2015, the Company was in compliance with these two financial covenants in the Facility.

Management believes that the Company has adequate sources of liquidity to meet the Company's short-term and long-term needs. As a result of debt retirements completed in 2013, the next significant long-term debt maturity is not until 2021. The Company's debt reduction activities are largely completed, however, the Company may continue to opportunistically retire debt.

On October 22, 2014, the Company’s Board of Directors authorized a program to repurchase up to $200 million of the Company’s outstanding common stock. Share repurchases will be completed in the open market or through privately negotiated transactions over approximately a two-year period. The Company’s share repurchase program does not obligate it to acquire any specific number of shares, and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. As of October 3, 2015, the Company has repurchased $120.0 million of common stock under this program, with $100.0 million repurchased during the first nine months of 2015. The Company expects to systematically complete the remainder of the current program by the end of 2016.

The Company expects to increase net earnings in 2015 when compared with 2014. The Company's working capital performance in 2015 will be influenced primarily by revenue growth. Net activity in working capital is expected to reflect a modest usage of cash in 2015 in the range of $10 million to $30 million. Additionally, the Company plans to make cash contributions to its defined benefit pension plans of approximately $75 million in 2015, almost all of which were funded in the first nine months of 2015. The Company is planning for capital expenditures of approximately 4 percent of 2015 net sales, with a substantial portion directed at growth and profit enhancing projects, including executing against capacity expansion plans in each of the Company's segments. Despite higher investment spending levels and a modest usage of cash for working capital, the Company plans to generate free cash flow in 2015 in excess of $200 million.

The Company contributed $70.0 million and $70.2 million to its qualified pension plans in the first nine months of 2015 and 2014, respectively, and does not presently expect to make additional contributions to these plans in 2015. The 2015 contributions include an estimated amount which will be used to fund planned lump sum payouts to certain participants in the fourth quarter of 2015. The Company expects to incur an estimated settlement loss of $30 million to $35 million in conjunction with estimated settlement payments as discussed in Note 13 – Pension and Other Postretirement Benefits in the Notes to Condensed Consolidated Financial Statements. The Company may consider additional actions in the fourth quarter of 2015 to settle obligations with plan participants that could increase the anticipated settlement loss. The Company also contributed $2.7 million and $2.4 million to fund benefit payments in its nonqualified pension plan during the first nine months of 2015 and 2014, respectively, and expects to contribute approximately $1 million of additional funding to the plan through the remainder of 2015. Company contributions are subject to change based on market conditions, pension funding regulations and Company discretion.

Financial Services

The Company's financial services joint venture, Brunswick Acceptance Company, LLC (BAC), is detailed in the 2014 Form 10-K. There have been no material changes in BAC outside the ordinary course of business since December 31, 2104, except effective July 31, 2015, the joint venture was extended through December 31, 2019. Additionally, on October 13, 2015, GE Capital Corporation reached an agreement to sell its subsidiary, CDF Ventures, LLC (CDFV), the Company’s joint venture partner, to Wells Fargo & Company. This agreement includes CDFV’s interest in the BAC joint venture. The Company does not anticipate that this will have a material effect on the BAC agreement.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations, as of December 31, 2014, are detailed in the 2014 Form 10-K.  There have been no material changes in these arrangements and obligations outside the ordinary course of business since December 31, 2014.

Environmental Regulation

In its Marine Engine segment, Brunswick continues to develop engine technologies to reduce engine emissions to comply with current and future emissions requirements. The Boat segment continues to pursue fiberglass boat manufacturing technologies and techniques to reduce air emissions at its boat manufacturing facilities. The costs associated with these activities may have an adverse effect on segment operating margins and may affect short-term operating results. Environmental regulatory bodies in the United States and other countries may impose higher emissions standards and/or other environmental regulatory requirements than are currently in effect. The Company complies with current regulations and expects to comply fully with any new regulations; compliance will increase the cost of these products for the Company and the industry, but is not expected to have a material adverse effect on Brunswick's competitive position.
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

Recent Accounting Pronouncements

See Note 1 – Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements for the recent accounting pronouncements that have been adopted during the nine months ended October 3, 2015, or will be adopted in future periods.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 22, 2014, the Company's Board of Directors authorized a program to repurchase up to $200 million of the Company's outstanding common stock. Share repurchases will be completed in the open market or through privately negotiated transactions by the end of 2016. The Company's share repurchase program does not obligate it to acquire any specific number of shares, and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. As of October 3, 2015, the Company has repurchased 2,362,645 shares for a total cost of approximately $120.0 million.

During the three months ended October 3, 2015, the Company repurchased the following shares of its common stock:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Amount of Dollars that May Yet Be Used to Purchase Shares Under the Program
July 5 to August 1	—	$—	—
August 2 to August 29	374,966	51.25	374,966
August 30 to October 3	425,243	48.84	425,243
Total	800,209	$49.97	800,209	$80,047,625

Item 6.    Exhibits

31.1	Certification of CEO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUNSWICK CORPORATION
November 4, 2015	By:	/s/ ALAN L. LOWE
Alan L. Lowe
Vice President – Finance and Controller*

*Mr. Lowe is signing this report both as a duly authorized officer and as the principal accounting officer.