Form 10-K
period 2015-12-31
BRUNSWICK CORP
filed 2016-02-17
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2015
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 2, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock of the registrant held by non-affiliates was $4,630,222,823. Such number excludes stock beneficially owned by officers and directors. This does not constitute an admission that they are affiliates.

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of February 15, 2016 was 91,029,965.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Report on Form 10-K incorporates by reference certain information that will be set forth in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 4, 2016.

BRUNSWICK CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
December 31, 2015

PART I

Item 1. Business

Brunswick Corporation (Brunswick or the Company) is a Delaware corporation incorporated on December 31, 1907. Brunswick is a leading global designer, manufacturer and marketer of recreation products including marine engines, boats, fitness and active recreation products. Brunswick's engine-related products include: outboard, sterndrive and inboard engines; trolling motors; propellers; engine control systems; and marine parts and accessories. The Company's boat offerings include: fiberglass pleasure boats; luxury yachts, yachts and sport yachts; offshore fishing boats; aluminum and fiberglass fishing boats; pontoon boats; deck boats and inflatable boats. Brunswick's fitness products include cardiovascular and strength training equipment for both the commercial and consumer markets. The Company also sells products and services for productive well-being, a complete line of billiards tables and other gaming tables and accessories.

In 2015, Brunswick concentrated on implementing its growth plan which included investing in innovative products, capacity expansion and focusing on both core businesses and strategic acquisitions in growing markets. In 2016, Brunswick will continue to drive profitable growth through product leadership, research and development programs, targeted acquisitions and expansion into new adjacent markets. In the longer term, Brunswick's strategy remains consistent: to design, develop and introduce high-quality products featuring innovative technology and styling; to distribute products through a model that benefits its partners - dealers and distributors - and to provide world-class service to its customers; to develop and maintain low-cost manufacturing processes and to continually improve productivity and efficiency; to manufacture and distribute products globally with local and regional styling; to continue implementing the Company's capital strategy which includes maintaining strong cash and liquidity positions, spending on organic growth initiatives and strategic acquisition opportunities, funding pension obligations and continuing to return capital to shareholders through dividends and share repurchases; and to attract and retain skilled and knowledgeable people. These strategic objectives support the Company's plans to grow by expanding its existing businesses. The Company's primary objective is to enhance shareholder value by achieving returns on investments that exceed its cost of capital.

Refer to Note 6 – Segment Information and Note 2 – Discontinued Operations in the Notes to Consolidated Financial Statements for additional information regarding the Company's segments and discontinued operations, including net sales, operating earnings and total assets by segment.

Marine Engine Segment

The Marine Engine segment, which had net sales of $2,314.3 million in 2015, consists of the Mercury Marine Group (Mercury Marine). The Company believes its Marine Engine segment is a world leader in the manufacturing and sale of recreational marine engines and marine parts and accessories.

Mercury Marine manufactures and markets a full range of outboard engines, sterndrive propulsion systems and inboard engines under the Mercury, Mercury MerCruiser, Mariner, Mercury Racing, Mercury Sport Jet and Mercury Jet Drive, MotorGuide, Sea Pro, Axius and Zeus brand names. In addition, Mercury Marine manufactures and markets marine parts and accessories under the Quicksilver, Mercury Precision Parts, Mercury Propellers, Attwood, Garelick, Whale, Land 'N' Sea, Kellogg Marine Supply, Diversified Marine Products, Bell Recreational Products, BLA, Seachoice and MotorGuide brand names, including marine electronics and control integration systems, steering systems, instruments, controls, propellers, trolling motors, fuel systems, service parts and marine lubricants. Mercury Marine also supplies integrated, high-speed diesel propulsion systems to the worldwide recreational and commercial marine markets.

Mercury Marine's outboard engines, sterndrive engines and inboard engines are sold to independent boat builders, local, state and foreign governments and to the Company's Boat segment. In addition, Mercury Marine sells outboard engines through a global network of more than 6,000 marine dealers and distributors, specialty marine retailers and marine service centers.

Mercury Marine manufactures four-stroke outboard engine models ranging from 2.5 to 400 horsepower and two-stroke OptiMax outboard engines, all of which feature Mercury's direct fuel injection (DFI) technology, ranging from 75 to 300 horsepower. All of these low-emission engines are in compliance with applicable U.S. Environmental Protection Agency (EPA) requirements. Mercury Marine's four-stroke outboard engines include Verado, a collection of supercharged outboards ranging from 150 to 400 horsepower, and Mercury Marine's naturally aspirated four-stroke outboards, ranging from 2.5 to 150 horsepower, including the 75 to 115 horsepower FourStroke, introduced in 2014, which has become known for its light weight, fuel efficiency and performance. Mercury Marine also manufactures two-stroke, non-DFI engines for certain markets outside the United States. In addition, most of Mercury's sterndrive and inboard engines are now available with catalyst exhaust treatment and monitoring systems, and all are compliant with applicable state and federal environmental regulations.

Mercury Marine and Mercury Racing manufacture inboard and sterndrive engine models ranging from 115 to 1,650 horsepower. Mercury was awarded the IBEX Innovation Award for Propulsion Parts/Propellers for its Flo-Torq SSR-HD, a propeller hub system designed to improve shift noise and vibration on certain high-horsepower outboards, and MotorGuide won the Innovation Award for the Outboard Engines category for its X5 trolling motor featuring Variable Ratio Steering technology in September 2015 at the 2015 International Boatbuilders Exhibition and Conference. Mercury also won the Innovation Prize of Propulsion System award at the China (Zhoushan Archipelago) International Boat Show for its 350 horsepower Verado outboard engine and its second consecutive Most Eco-Friendly Marine Business Award during the 2015 China (Shanghai) International Boat Show for its 75-115 horsepower FourStroke Outboard Engine platform.

To promote advanced propulsion systems with improved handling, performance and efficiency, Mercury Marine manufactures and markets advanced boat steering and engine control systems under the brand names of Zeus and Axius.

Mercury Marine produces its gasoline sterndrive and outboard engines domestically in Fond du Lac, Wisconsin, with outboard engines also produced internationally in China and Japan. Mercury Marine manufactures 40, 50 and 60 horsepower four-stroke outboard engines in a facility in China, and produces smaller outboard engines in Japan pursuant to a joint venture with its partner, Tohatsu Corporation. Mercury Marine sources engine components from a global supply base and manufactures additional engine component parts at its Fond du Lac facility and plants in Florida and Mexico. Mercury Marine also operates a remanufacturing business for engines and service parts in Wisconsin. In addition, Mercury Marine has an equity ownership interest in Bella-Veneet Oy, which manufactures boats under the brand names Bella, Flipper and Aquador in Finland.

On April 27, 2015, the Company acquired 100 percent of privately held BLA, which is based in Brisbane, Australia. BLA is Australia's largest provider of marine parts and accessories and has an extensive dealer network throughout Australia and New Zealand. The Company believes this acquisition will allow the Company to enhance its distribution by expanding reach and customer responsiveness in the Australian marine marketplace. On November 6, 2015, the Company acquired 100 percent of privately held Garelick Mfg. Co., which is based in St. Paul Park, Minnesota, and is a leading manufacturer of premium seat, table hardware and marine products under its respected namesake brand, as well as the well-known “EEz-In”® mark. The Company believes this acquisition will allow it an opportunity to expand the global presence of the marine service, parts and accessories businesses and add depth and breadth to its product portfolio. Garelick and BLA are managed within the Marine Engine segment.
Mercury Marine's parts and accessories distribution and products businesses include: Land 'N' Sea, Kellogg Marine Supply, Diversified Marine Products, Bell Recreational Products, BLA, Attwood Marine, Garelick Mfg. Co. and Whale. These businesses are leading manufacturers and distributors of marine parts and accessories throughout North America, Europe and Asia-Pacific, offering same-day or next-day delivery service to a broad array of marine service facilities.

Intercompany sales to the Company's Boat segment represented approximately 12 percent of Mercury Marine's sales in 2015. Domestic demand for the Marine Engine segment's products is seasonal, with sales generally highest in the second calendar quarter of the year.

Boat Segment

The Boat segment consists of the Brunswick Boat Group (Boat Group), which manufactures and markets the following products: fiberglass pleasure boats; luxury yachts, yachts and sport yachts; offshore fishing boats; aluminum and fiberglass fishing boats; pontoon boats; deck boats and inflatable boats. The Company believes that its Boat Group, which had net sales of $1,274.6 million during 2015, is a world leader in the manufacturing and sale of pleasure motorboats.

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

The Boat Group also includes several Brunswick boat brands based in Europe and Asia-Pacific, which include Quicksilver, Uttern and Rayglass (Protector and Legend), which are typically equipped with Mercury Marine engines and often include other parts and accessories supplied by Mercury Marine.

The Boat Group operates manufacturing facilities in Florida, Indiana, Minnesota, Missouri, Tennessee, Brazil, Canada, Mexico, New Zealand and Portugal, and owns an inactive manufacturing facility in North Carolina. The Boat Group utilizes contract manufacturing facilities in Poland.

The Boat Group sells its products through a global network of approximately 3,000 dealers and distributors, which may carry more than one of Brunswick's boat brands. Sales to the Boat Group's largest dealer, MarineMax Inc., which has multiple locations and carries a number of the Boat Group's product lines, represented approximately 21 percent of Boat Group sales in 2015. Domestic demand for pleasure boats is seasonal, with sales generally highest in the second calendar quarter of the year.

Fitness Segment

Brunswick's Fitness segment is comprised of its Life Fitness division (Life Fitness), which designs, manufactures and markets a full line of reliable, high-quality cardiovascular fitness equipment (including treadmills, total body cross-trainers, stair climbers and stationary exercise bicycles) and strength-training equipment under the Life Fitness, Hammer Strength, SCIFIT and Cybex brands. The Fitness segment also includes Brunswick's billiards business and InMovement products and services for productive well-being.

The Company believes that its Fitness segment, which had net sales of $794.6 million during 2015, is the world's largest manufacturer of commercial fitness equipment and a leading manufacturer of high-quality consumer fitness equipment. Life Fitness' commercial sales customers include health clubs, corporations, schools and universities, hotels, professional sports teams, retirement and assisted living facilities and the military and governmental agencies. Life Fitness makes commercial sales through its direct sales force, domestic dealers and international distributors. Consumer products are available at specialty retailers, select mass merchants, sporting goods stores, through international distributors and on the Life Fitness website.

The Fitness segment's billiards business was established in 1845 and is Brunswick's heritage business. The billiards business designs and/or markets billiards tables, table tennis tables, air powered table hockey games and other gaming tables, as well as game room furniture and related accessories, under the Brunswick and Contender brands.

On July 8, 2015, the Company acquired 100 percent of privately held SCIFIT Systems, Inc. (SCIFIT), which is based in Tulsa, Oklahoma. SCIFIT is a provider of fitness equipment designed for active aging seniors, medical wellness and rehabilitation markets. The Company believes this acquisition will expand the Fitness segment's product portfolio and enable entry into these growing adjacent markets. On August 4, 2015, Life Fitness announced the launch of InMovement, a business dedicated to addressing workplace inactivity and combating the harmful effects of a sedentary lifestyle. The Company believes InMovement will further diversify Brunswick's portfolio of lifestyle and recreational products, taking the Company into corporate wellness, an emerging and growing market category, by offering products and services designed to incorporate subtle movement into employee work habits. SCIFIT and InMovement are managed within the Fitness segment.

On January 20, 2016, the Company acquired 100 percent of privately held Cybex International, Inc. (Cybex), a leading manufacturer of commercial fitness equipment. Cybex offers a full line of cardiovascular and strength products. The Company believes the acquisition will expand the Fitness segment's manufacturing footprint to meet current and future demand more effectively and increase the breadth and depth of its product portfolio. Cybex will be managed as part of the Fitness segment.

The Fitness segment's principal manufacturing facilities are located in Illinois, Kentucky, Massachusetts, Minnesota, Wisconsin and Hungary, with third party contract manufacturing partners in China and Taiwan. Life Fitness distributes its products worldwide from regional warehouses and production facilities. Demand for Life Fitness products is seasonal, with sales generally highest in the fourth quarter of the year.

Discontinued Operations

The Company recently divested its retail bowling and bowling products businesses. On July 17, 2014, the Company entered into an agreement to sell its retail bowling business to AMF Bowling Centers, Inc. In connection with its decision to sell its bowling centers, the Company announced its intention to divest its bowling products business. As a result of these actions, these businesses, which were previously recorded in the Bowling & Billiards segment, are reported as discontinued operations in the Consolidated Statements of Operations for all periods presented. The Company does not have or anticipate having any significant continuing involvement or continuing cash flows associated with these businesses. The assets and liabilities of these businesses met the accounting criteria to be classified as held for sale and have been aggregated and reported on separate lines of the Consolidated Balance Sheets.

On September 18, 2014, the Company completed the sale of its retail bowling business to AMF Bowling Centers, Inc. and, in separate transactions, completed the sale of two retail bowling centers in California. On May 22, 2015, the Company completed the sale of its bowling products business to BlueArc Capital Management LLC. Refer to Note 2 – Discontinued Operations in the Notes to Consolidated Financial Statements for additional information regarding the Company's discontinued operations.

Financial Services

The Company, through its Brunswick Financial Services Corporation subsidiary, owns a 49 percent interest in a joint venture, Brunswick Acceptance Company, LLC (BAC). Under the terms of the joint venture agreement, BAC provides secured wholesale inventory floorplan financing to the Company's boat and engine dealers. CDF Ventures, LLC (CDFV), a subsidiary of GE Capital Corporation (GECC), owns the remaining 51 percent. Effective July 31, 2015, the joint venture was extended through December 31, 2019. On October 13, 2015, GECC reached an agreement to sell CDFV to Wells Fargo & Company, including CDFV’s interest in the BAC joint venture. The Company does not anticipate that the sale, expected to be consummated in 2016, will have a material effect on the BAC agreement.

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

Brunswick owns Land 'N' Sea, Kellogg Marine Supply, Diversified Marine Products, Bell Recreational Products and BLA, which comprise the primary parts and accessories distribution platforms for the Company's Marine Engine segment. The Company believes that these businesses, collectively, are the leading distributors of marine parts and accessories throughout North America, with 16 distribution warehouses located throughout the United States and Canada offering same-day or next-day delivery service to a broad array of marine service facilities and Dealers.

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

Demand for a significant portion of Brunswick's products is seasonal, and a number of Brunswick's Dealers are relatively small and/or highly-leveraged. As a result, many Dealers secure floor plan financing from BAC or other third party finance companies, enabling them to provide stable channels for Brunswick's products. In addition to the financing BAC offers, the Company may also provide its Dealers with incentive programs, loan guarantees, inventory repurchase commitments and financing receivable arrangements, under which the Company is obligated to repurchase inventory or receivables from a finance company in the event of a Dealer's default. The Company believes that these arrangements are in its best interest; however, these arrangements expose the Company to credit and business risk. Brunswick's business units, along with BAC, maintain active credit operations to manage this financial exposure, and the Company continually seeks opportunities to sustain and improve the financial health of its various distribution channel partners. Refer to Note 8 – Financing Receivables and Note 13 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for further discussion of these arrangements.

International Operations

Brunswick's sales to customers in markets other than the United States were $1,377.9 million (33 percent of net sales), $1,438.7 million (37 percent of net sales) and $1,385.1 million (38 percent of net sales) in 2015, 2014 and 2013, respectively. The Company transacts a portion of its sales in non-U.S. markets in local currencies, and the cost of its products is generally denominated in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar affects the financial results of Brunswick's non-U.S. operations.

Non-U.S. sales are set forth in Note 6 – Segment Information in the Notes to Consolidated Financial Statements and are also included in the table below, which details Brunswick's non-U.S. sales by region:

(in millions)	2015	2014	2013
Europe	$506.0	$533.5	$469.0
Canada	282.9	302.4	312.6
Asia-Pacific	307.9	286.0	281.4
Latin America	183.2	219.0	234.6
Africa & Middle East	97.9	97.8	87.5
Total	$1,377.9	$1,438.7	$1,385.1

Marine Engine segment non-U.S. sales represented approximately 48 percent of Brunswick's non-U.S. sales in 2015. The segment's principal non-U.S. operations include the following:

•	Distribution, sales, service and applications engineering offices in Australia, Belgium, Brazil, Canada, China, Malaysia, New Zealand and Singapore;

•	Sales or representative offices in China, Dubai, Finland, France, Italy, Japan, Norway, Russia, Sweden and Switzerland;

•	A component manufacturing facility in Mexico;

•	An outboard engine assembly plant in Suzhou, China;

•	An outboard engine assembly plant operated by a joint venture in Japan; and

•	A parts and accessories manufacturing facility in Northern Ireland.

Boat segment non-U.S. sales comprised approximately 25 percent of Brunswick's non-U.S. sales in 2015. The Boat Group manufactures or assembles a portion of its products in Brazil, Canada, Mexico, New Zealand and Portugal, as well as in boat plants owned and operated by third parties in Poland that perform contract manufacturing for the Company, and are sold worldwide through Dealers. The Boat Group has sales or import offices in Belgium, Brazil, Canada, France, Italy, the Netherlands, New Zealand, Norway, Poland and Sweden.

Fitness segment non-U.S. sales comprised approximately 27 percent of Brunswick's non-U.S. sales in 2015. Life Fitness sells its products worldwide and has sales and distribution centers in Brazil, Germany, Hong Kong, Japan, the Netherlands, Spain and the United Kingdom. The Fitness segment manufactures strength-training equipment and select lines of cardiovascular equipment in Hungary for its international markets, and has relationships with contract manufacturers in China and Taiwan.

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

As Brunswick's manufacturing operations raised production levels in 2015, the Company's need for raw materials and supplies increased. Continuing into 2016, Brunswick's suppliers will need to increase their manufacturing operations to meet the rising demand for their products and, in many cases, may need to hire additional workers in order to fulfill the orders placed by Brunswick and other customers. During 2015, the Company experienced some shortages or delayed delivery of certain materials, parts and supplies essential to its manufacturing operations. The Company has addressed and will continue to address this issue by identifying alternative suppliers, working to secure adequate inventories of critical supplies and continually monitoring the capabilities of its supplier base.

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

In the Marine Engine segment, patent rights principally relate to features of outboard engines and inboard-outboard drives, hybrid drives and pod drives, including: die-cast powerheads; cooling and exhaust systems; drivetrain, clutch and gearshift mechanisms; boat/engine mountings; shock-absorbing tilt mechanisms; ignition systems; propellers; marine vessel control systems; fuel and oil injection systems; supercharged engines; outboard mid-section structures; segmented cowls; hydraulic trim, tilt and steering; screw compressor charge air cooling systems; a range of proprietary metal alloys; and airflow silencers.

In the Boat segment, patent rights principally relate to processes for manufacturing fiberglass hulls, decks and components for boat products, as well as patent rights related to interiors and other boat features and components.

In the Fitness segment, patent rights principally relate to fitness equipment designs and components, including patents covering internal processes, programming functions, displays, design features and styling, as well as billiards table designs and components and active workplace furniture and equipment.

The following are Brunswick's principal trademarks:

Marine Engine Segment: Attwood, Axius, Bell Recreational Products, Diversified Marine Products, Garelick, Kellogg Marine Supply, Land 'N' Sea, Mariner, MerCruiser, Mercury, Mercury Marine, Mercury Parts Express, Mercury Precision Parts, Mercury Propellers, Mercury Racing, MotorGuide, OptiMax, Quicksilver, Seachoice, SeaPro, SmartCraft, Sport-Jet, Swivl-Eze, Valiant, Verado, Whale and Zeus.

Boat Segment: Bayliner, Boston Whaler, Crestliner, Cypress Cay, Harris, Lowe, Lund, Master Dealer, Meridian, Princecraft, Protector, Quicksilver, Rayglass, Sea Ray and Uttern.

Fitness Segment: Air Hockey, Brunswick, Contender, Cybex, Flex Deck, Gold Crown, Hammer Strength, InMovement, Lifecycle, Life Fitness and SCIFIT.

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

 The following summarizes Brunswick's competitive position in each segment:

Marine Engine Segment:  The Company believes its Marine Engine segment is a world leader in the manufacture and sale of recreational marine engines and marine parts and accessories. The marine engine market is highly competitive among several major international companies that comprise the majority of the market, including Japanese-based outboard engine manufacturers, as well as several smaller companies including Chinese manufacturers. Competitive advantage in this segment is a function of product features, technological leadership, quality, service, pricing, performance and durability, along with effective promotion and distribution.

Boat Segment:  The Company believes that its Boat segment is a world leader in the manufacture and sale of pleasure motorboats. There are several major manufacturers of pleasure and offshore fishing boats, along with hundreds of smaller manufacturers. Consequently, this business is both highly competitive and highly fragmented. The Company believes it has the broadest range of boat product offerings in the world, with boats ranging in size from 10 to 65 feet. In all of its boat operations, Brunswick competes on the basis of product features, technology, quality, brand strength, dealer service, pricing, performance, value, durability and styling, along with effective promotion and distribution.

 Fitness Segment:  The Company believes it is the world's largest manufacturer of commercial fitness equipment and a leading manufacturer of high-quality consumer fitness equipment and billiards tables. The fitness equipment industry is highly competitive among several major international companies that comprise the majority of the market. Many of the Company's fitness equipment offerings feature industry-leading product innovations, and the Company places significant emphasis on introducing new fitness equipment to the market. Competitive focus is also placed on product quality, technology, service, pricing, state-of-the-art biomechanics and effective promotional activities. The billiards industry continues to experience competitive pressure from low-cost billiards manufacturers outside the United States, and the products and services InMovement offers also face competition, primarily from furniture manufacturers and distributors.

Research and Development

The Company strives to improve its competitive position in all of its segments by continuously investing in research and development to drive innovation in its products and manufacturing technologies. Brunswick's research and development investments support the introduction of new products and enhancements to existing products. Research and development expenses as a percentage of net sales were 3.1 percent, 3.1 percent and 3.2 percent in 2015, 2014 and 2013, respectively. Research and development expenses by segment are shown below:

(in millions)	2015	2014	2013
Marine Engine	$78.9	$72.5	$70.6
Boat	22.3	23.8	22.4
Fitness	24.7	23.3	21.8
Total	$125.9	$119.6	$114.8

Number of Employees

The number of employees worldwide is shown below by segment:

	December 31, 2015		December 31, 2014
	Total	Union (domestic)	Total	Union (domestic)
Marine Engine	5,548	1,803	5,320	1,723
Boat	4,539	—	4,024	—
Fitness	2,209	143	2,026	134
Bowling	—	—	479	24
Corporate	311	—	316	—
Total (A)	12,607	1,946	12,165	1,881

(A)	All employee numbers exclude temporary employees.

The Company believes that the relationships between its employees, any labor unions and the Company remain stable.

Environmental Requirements

Refer to Note 13 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for a description of certain environmental proceedings.

Available Information

Brunswick maintains an Internet website at http://www.brunswick.com that includes links to Brunswick's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, and proxy statements (SEC Filngs). The SEC Filings are available without charge as soon as reasonably practicable following the time that they are filed with, or furnished to, the SEC. Shareholders and other interested parties may request email notification of the posting of these documents through the Investors section of Brunswick's website.

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
In times of economic uncertainty and contraction, consumers tend to have less discretionary income and to defer expenditures for discretionary items, which adversely affects the Company's financial performance, especially in its marine businesses.  Although the Company has worked to expand the portions of its portfolio that are less susceptible to economic cycles, there is still a portion of the business that remains cyclical and highly sensitive to personal discretionary spending levels. In addition, general economic conditions in certain international markets, including Canada, Brazil and Russia, continue to be challenging with respect to weak currencies, commodity market impacts and corresponding weak economic conditions.
Any deterioration in general economic conditions that diminishes consumer confidence or discretionary income may reduce the Company's sales or the Company may decide to sell its products at a discount, thus adversely affecting its financial results, including increasing the potential for future impairment charges.  The Company cannot predict the timing or strength of economic recovery, either worldwide or in the specific markets in which it competes.
Changes in currency exchange rates can adversely affect the Company's results.
A portion of the Company's sales are denominated in a currency other than the U.S. dollar. Consequently, a strong U.S. dollar may adversely affect reported revenues. The Company also maintains a portion of its cost structure in currencies other than the U.S. dollar, which partially mitigates the impact of a strengthening U.S. dollar. This includes manufacturing operations for boats in Europe, Brazil and Canada, fitness equipment in Europe, as well as smaller outboard engines purchased from the Company's joint venture in Japan. A portion of SG&A costs are also transacted in a currency other than the U.S. dollar. The Company maintains hedging programs to reduce its risk to currency fluctuations; however, it is not possible to hedge against all currency risk, especially over the long term. The Company also continues to evaluate its supply chain and cost structure for opportunities to further mitigate risks associated with foreign currency.
The Company sells U.S. manufactured products into certain international markets in U.S. dollars, including the sale of products into Canada, Europe and Latin America. Demand for the Company's products in these markets may be adversely affected by a strengthening U.S. dollar. The Company has certain competitors with cost positions based outside the U.S., including Asian-based outboard engine and fitness equipment manufacturers, European-based large fiberglass boat manufacturers and a European-based fitness equipment manufacturer. A strengthening U.S. dollar may provide a cost advantage to these competitors, which could result in pricing pressures. These factors existed throughout a portion of 2014 and in 2015 and the Company does not believe they resulted in any material change in its competitive position.
The inability to make targeted acquisitions or failure to successfully integrate newly acquired businesses could have an adverse effect on the Company's financial results.
The Company's growth initiatives include making targeted acquisitions, which may depend on the availability of suitable acquisition targets at acceptable terms and the Company's ability to complete such acquisitions. There can be no assurance that acquisitions will be consummated or that, if consummated, they will be successful. Acquisitions pose risks with respect to the Company's ability to project and evaluate market demand, potential synergies and cost savings, make correct accounting estimates and achieve anticipated business goals and objectives. As the Company continues to grow, in part, through acquisitions, its success depends on its ability to anticipate and effectively manage these risks. If acquired businesses do not achieve forecasted results or otherwise fail to meet projections, it could affect the Company's results of operations.
Nor can the Company assure that newly acquired businesses will be timely and successfully integrated into the Company's operations. Acquisitions present a number of integration risks, including that the acquisition may: disrupt operations in core, adjacent or acquired businesses; require more time than anticipated to be fully integrated into Company operations and systems; create more costs than projected; divert management attention; create the potential of losing customer, supplier or other critical business relationships; and pose difficulties retaining employees. The inability to successfully integrate new businesses may result in higher production costs, lost sales or otherwise negatively affect earnings and financial results.

If the Company is not able to successfully implement its strategic plan and growth initiatives, it could have a material adverse effect on the Company's business and financial condition.
The Company's ability to continue generating positive cash flow and profits will depend partly on its sustained successful execution of its strategic plan and growth initiatives, including making acquisitions and expanding into new adjacent markets and customers. The Company's ability to succeed in its strategic plan and growth initiatives will require significant capital investment and management attention, which may result in the diversion of these resources from the core business and other business issues and opportunities. Additionally, any new initiative is subject to certain risks, including customer acceptance, competition, the ability to manufacture the products on schedule and to specification, the ability to create the necessary supply chain and/or the ability to attract and retain qualified management and other personnel. There is no assurance that the Company will be able to develop and successfully implement its strategic plan and growth initiatives to a point at which they will become profitable or generate positive cash flow. If the Company cannot successfully execute its strategic plan and growth initiatives, the Company's financial condition and results of operations may be adversely affected.
Fiscal concerns may negatively impact worldwide credit conditions and could have an adverse effect on the Company's industries, businesses and financial condition.
Concerns regarding fiscal policy could have a material adverse impact on worldwide economic conditions, the financial markets and availability of credit and, consequently, may negatively affect the Company's industries, businesses and overall financial condition. Customers often finance purchases of the Company's products, particularly boats. Credit market conditions continued to improve in 2015, but remained less favorable overall than those in existence prior to the decline in marine retail demand. While interest rates are generally lower, there continue to be fewer lenders, tighter underwriting and loan approval criteria, greater down payment requirements and negative loan equity, particularly in larger products.  If credit conditions worsen, and adversely affect the ability of customers to finance potential purchases at acceptable terms and interest rates, it could result in a decrease in sales of the Company's products or delay improvement in its sales.
An inability of the Company's dealers and distributors to secure adequate access to capital could adversely affect the Company's sales.
The Company's dealers require adequate liquidity to finance their operations, including purchasing the Company's products.  Dealers are subject to numerous risks and uncertainties that could unfavorably affect their liquidity positions, including, among other things, continued access to adequate financing sources on a timely basis on reasonable terms.  These sources of financing are vital to the Company's ability to sell products through its distribution network, particularly to its boat and engine dealers.  A significant portion of the Company's domestic and international boat and engine sales to dealers are financed through entities affiliated with GE Capital Corporation (GECC), including BAC (the Company's 49 percent owned joint venture, with the other 51 percent being owned by CDFV, a subsidiary of GECC), which provides floorplan financing to domestic marine dealers. In 2015, GECC reached an agreement with Wells Fargo & Company to sell its Commercial Distribution Finance business, including CDFV and its interest in the BAC joint venture. The transaction is expected to be completed in 2016 and the Company does not anticipate it will have a material effect on BAC.
However, a number of factors will continue to influence the availability and terms of financing offered by the Company's dealer floorplan financing providers, including: their ability to access certain capital markets, including the securitization and the commercial paper markets, and to fund their operations in a cost effective manner; the performance of their overall credit portfolios; their willingness to accept the risks associated with lending to marine dealers; and the overall creditworthiness of those dealers.  The Company's sales could be adversely affected if BAC were to be terminated or if financing terms change unfavorably.  This could require dealers to find alternative sources of financing, including the Company providing this financing directly to dealers, which could require additional capital to fund the associated receivables.
The Company's financial results may be adversely affected if it is unable to maintain effective distribution.
The Company relies on third-party dealers and distributors to sell the majority of its products, particularly in the marine businesses.  The ability to maintain a reliable network of dealers is essential to the Company's success.  The Company faces competition from other manufacturers in attracting and retaining distributors and independent boat dealers. A significant deterioration in the number or effectiveness of the Company's dealers and distributors could have a material adverse effect on the Company's financial results.
Weakening demand for marine products could adversely affect the financial performance of the Company's dealers.  In particular, reduced cash flow from decreases in sales and tightening credit markets may impair dealers' ability to fund operations.  Inability to fund operations can force dealers to cease business, and the Company may be unable to obtain alternate distribution in the vacated market. An inability to obtain alternate distribution could unfavorably affect the Company's net sales through reduced market presence. If conditions were to worsen, the Company anticipates that dealer failures or voluntary market exits could increase, especially if overall retail demand materially declines.
Finally, labor disruption at major ports and shipping hubs around the world may adversely affect the Company and its distributors' ability to transport raw materials to its facilities and products to its distributors and end-use customers, potentially resulting in increased transportation costs and lost sales.
Adverse economic, credit and capital market conditions could have a negative impact on the Company's financial results.
The Company does not frequently rely on short-term capital markets to meet its working capital requirements, fund capital expenditures, pay dividends or fund employee benefit programs; however, the Company does maintain short-term borrowing facilities which can be used to meet these capital requirements.  In addition, over the long term, the Company may determine that it is necessary to access the capital markets to refinance existing long-term indebtedness or for other initiatives.
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
The Company and its dealers, retailers and other distributors could decide to reduce the number of units they hold, particularly if demand trails forecasted levels or if new product introductions are expected to replace older products. Such efforts tend to result in wholesale sales reductions in excess of retail sales reductions and would likely result in lower production levels of the Company's products, thus resulting in lower rates of absorption of fixed costs in the Company's manufacturing facilities and lower margins. While actions taken continue to keep dealer inventories at appropriate levels, potential future inventory reductions by dealers and independent boat builder customers could impair the Company's future sales and results of operations.
The Company may be required to repurchase inventory or accounts of certain dealers.
The Company has agreements with certain third-party finance companies to provide financing to the Company's customers to enable the purchase of its products.  In connection with these agreements, the Company either may have obligations to repurchase the Company's products from the finance company, or may have recourse obligations to the finance company on the dealer’s receivables.  These obligations may be triggered if the Company's dealers default on their debt obligations to the finance companies.
The Company's maximum contingent obligation to repurchase inventory and its maximum contingent recourse obligations on customer receivables have been reduced since the recession and are less than the total balances of dealer financings outstanding under these programs, as the Company's obligations under certain of these arrangements are subject to caps, or are limited based on the age of product.  The Company's risk related to these arrangements is mitigated by the proceeds it receives on the resale of repurchased product to other dealers, or by recoveries on receivables purchased under the recourse obligations.
The Company's inventory repurchase obligations relate primarily to the inventory floorplan credit facilities of the Company's boat and engine dealers. The Company's actual historical repurchase experience related to these repurchase arrangements has been substantially less than the Company's maximum contractual obligations. If dealers file for bankruptcy or cease operations, the Company could incur losses associated with the repurchase of the Company's products.  In addition, as the repurchases may be triggered by dealer bankruptcies, the Company's net sales and earnings may be unfavorably affected as a result of reduced market coverage and the associated decline in sales.
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
If the Company were to experience the loss of a key customer, its business could be negatively affected in a significant way.  Similarly, if one of the Company's most critical suppliers were to close its operations, cease manufacturing or otherwise fail to deliver an essential component necessary to the Company's manufacturing operations, it could have a detrimental effect on the Company's ability to manufacture and sell its products, resulting in an interruption in business operations and/or a loss of sales.  Additionally, certain customers may negotiate more favorable pricing of Company products. In an effort to mitigate the risk associated with reliance on such accounts and suppliers, the Company continually works to monitor such relationships, maintain a complete and competitive product lineup and identify alternative suppliers for key components.
The Company's success depends upon the continued strength of its brands.
The Company believes that its brands, including Mercury, Life Fitness, Sea Ray, Boston Whaler and Lund, significantly contribute to the Company's success, and that maintaining and enhancing the brands are important to expanding the Company's customer base.  Failure to continue to promote and protect the Company's brands may adversely affect the Company's business and results of operations. Further, in connection with the divestiture of the bowling businesses, the Company licensed certain trademarks and servicemarks, including use of the name “Brunswick,” to the acquiring companies. The Company's reputation may be adversely affected by the purchasers' inappropriate use of the marks or of the name Brunswick, including potential negative publicity, loss of confidence or other damage to its image due to this licensed use.
The Company has a fixed cost base that can affect its profitability in a declining sales environment.
The fixed cost levels of operating production facilities can put pressure on profit margins when sales and production decline. The Company has maintained discipline over its fixed cost base during the economic recovery; however, the Company's profitability is dependent, in part, on its ability to spread fixed costs over an increasing number of products sold and shipped, and if the Company is required to reduce its rate of production, gross margins could be negatively affected. Consequently, decreased demand or the need to reduce inventories can lower the Company's ability to absorb fixed costs and materially impact its results.
Successfully managing the expansion of its manufacturing footprint is critical to the Company's operating and financial results.
Over the past three years, the Company has made strategic capital investments in capacity expansion activities that will enable the affected businesses to successfully capture growth opportunities and enhance product offerings. Recently, the Company reactivated its Sykes Creek manufacturing facility in Merritt Island, Florida, and has initiated or completed expansion activities at its facilities in Edgewater and Palm Coast, Florida; Ramsey, Minnesota; Fond du Lac, Wisconsin; Petit-Rechain, Belgium; and Kiskoros, Hungary. The Company must carefully manage these capital improvement projects and expansions to ensure they meet cost targets, comply with applicable environmental, safety and other regulations and uphold high-quality workmanship.
Moving production to a different plant or expanding capacity at an existing facility involves risks, including difficulties initiating production within the cost and timeframe estimated, supplying product to customers when expected and attracting sufficient numbers of skilled workers to handle additional production demands.  The inability to successfully implement the Company's manufacturing footprint initiatives could adversely affect its ability to meet customer demand for products and could increase the cost of production versus projections, both of which could result in a significant adverse impact on operating and financial results. Additionally, plants experiencing demand increases may face manufacturing inefficiencies, additional expenses, including higher wages, and cost inefficiencies, which could exceed projections and negatively impact financial results.
The Company relies on third-party suppliers for the supply of the raw materials, parts and components necessary to manufacture its products.  The Company's financial results may be adversely affected by an increase in cost, disruption of supply, shortage or defect in raw materials, parts or product components.
Outside suppliers and contract manufacturers provide the Company with raw materials used in the Company's manufacturing processes, including oil, aluminum, copper, steel and resins, as well as product parts and components. The prices for these raw materials, parts and components fluctuate depending on market conditions and, in some instances, commodity prices.  Substantial increases in the prices of the Company's raw materials, parts and components would increase the Company's operating costs, and could reduce its profitability if the Company could not recoup the increased costs through higher product prices.
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
Some of the risks that could disrupt the Company's operations, impair the Company's ability to deliver products to the Company's customers and negatively affect the Company's financial results include: an increase in the cost of, defects in or a sustained interruption in the supply or shortage of some of these raw materials, parts or products that may be caused by delayed start-up periods the Company's suppliers experience as they increase production efforts; financial pressures on the Company's suppliers due to a weakening economy or unfavorable conditions in other end markets; a deterioration of the Company's relationships with suppliers; or events such as natural disasters, power outages or labor strikes. In addition to the risks described above regarding interruption of supplies, which are exacerbated in the case of single-source suppliers, the exclusive supplier of a key component potentially could exert significant bargaining power over price, quality, warranty claims or other terms.
The Company's manufacturing operations increased production in 2015 and are expected to continue to do so in 2016 and, consequently, the Company's need for raw materials and supplies will increase. The Company's suppliers must be prepared to ramp up operations and, in many cases, hire additional workers and/or expand capacity in order to fulfill the orders placed by the Company and other customers. The Company experienced periodic supply shortages in 2015. The Company continues to work to address this issue by identifying alternative suppliers, working to secure adequate inventories of critical supplies and continually monitoring the capabilities of its supplier base. In the future, however, the Company may experience shortages of, delayed delivery of and/or increased prices for key materials, parts and supplies that are essential to its manufacturing operations.
The Company's pension funding requirements and expenses are affected by certain factors outside its control, including the performance of plan assets, the discount rate used to value liabilities, actuarial data and experience and legal and regulatory changes.
The Company's funding obligations and pension expense for its four U.S. qualified pension plans are driven by the performance of assets set aside in trusts for these plans, the discount rate used to value the plans’ liabilities, actuarial data and experience and legal and regulatory funding requirements.  Changes in these factors could have an adverse impact on the Company's results of operations, liquidity or shareholders’ equity.  In addition, a portion of the Company's pension plan assets are invested in equity securities, which can experience significant declines if economic conditions or financial markets weaken.  The level of the Company's funding of its qualified pension plan liabilities was approximately 74 percent as of December 31, 2015. The Company's future pension expenses and funding requirements could increase significantly due to the effect of adverse changes in the discount rate and asset levels along with a decline in the estimated return on plan assets. In addition, as a result of changes in regulations, legal changes could require the Company to make increased contributions to the pension plans; these contributions could be material and negatively affect the Company's cash flow.
The Company is currently mitigating these risks by transitioning the asset allocation in the pensions to a greater percentage of fixed income investments and by lowering plan liabilities through the offering of lump-sum settlements to certain plan participants and transferring obligations to a third party through annuity purchases.
The timing and amount of the Company's share repurchases are subject to a number of uncertainties.
During the fourth quarter of 2014, the Company announced that its Board of Directors had authorized the discretionary repurchase of up to $200 million of the Company's outstanding common stock, to be systematically completed in the open market or through privately negotiated transactions over approximately a two-year period. In 2016, the Board increased the Company's existing share repurchase authorization by $300 million. The amount and timing of share repurchases will be based on a variety of factors. Important considerations that could cause the Company to limit, suspend or delay the Company's stock repurchases include unfavorable market conditions, the trading price of the Company's common stock, the nature of other investment opportunities available to the Company from time to time and the availability of cash. If the Company delays, limits or suspends the Company's stock repurchase program, the Company's stock price and earnings per share may be negatively affected.
Higher energy and fuel costs can affect the Company's results.
Higher energy and fuel costs result in increases in operating expenses at the Company's manufacturing facilities and in the cost of shipping products to customers.  In addition, increases in energy costs can adversely affect the pricing and availability of petroleum-based raw materials such as resins and foam that are used in many of the Company's marine products.  Also, higher fuel prices may have an adverse effect on demand for marine retail products, as they increase the cost of boat ownership and possibly affect product usage.
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

In addition, international boat builders continue to expand distribution in the U.S. markets, mainly in the large fiberglass boat segment, thereby introducing additional product options into a market in which the Company believes itself to be a market leader. The market for large boats expanded in 2015, partially due to the success of the Company's new product offerings, but as these new entrants introduce potentially lower cost product alternatives, demand could be diverted away from the Company's premium products.
Finally, the Company's independent boat builder customers may react negatively to potential competition for their products from Brunswick’s own boat brands, which can lead them to purchase marine engines and marine engine supplies from competing marine engine manufacturers and may negatively affect demand for the Company's products.
The Company's ability to remain competitive depends on the successful introduction of new product offerings and the ability to meet customer expectations.
The Company believes that its customers rigorously evaluate manufacturers' quality and capability to innovate and develop new products when making purchasing decisions. The Company's ability to remain competitive and meet its growth objectives may be adversely affected by difficulties or delays in product development, such as an inability to develop viable new products, gain market acceptance of new products, generate sufficient capital to fund new product development or obtain adequate intellectual property protection for new products. To meet ever-changing consumer demands, timing of market entry and pricing of new products are critical.  As a result, the Company may not be able to introduce new products necessary to remain competitive in all markets that it serves.  Furthermore, the Company must deliver quality products that meet or exceed its customers' expectations regarding product quality and after-sales service.
The Company's business operations could be negatively impacted by the failure or a breach of its information technology systems.
The Company manages its global business operations through a variety of information technology (IT) systems which it continually enhances to increase efficiency and security. These systems govern all aspects of the Company's operations around the world. The Company is dependent on these systems for commercial transactions, customer interactions and image projection. Some of the systems are based on legacy technology and operate with a minimal level of available support. Although the Company has invested in strategies to prevent a failure or breach, if one of these legacy systems or another of the Company's key IT systems were to fail or if the Company's IT systems were unable to communicate effectively, this could result in missed or delayed sales or lost opportunities for cost reduction or efficient cash management. The Company exchanges information with hundreds of trading partners across all aspects of its commercial operations. Any breach in security or disruption of the communications could result in erroneous transactions or loss of reputation and confidence. The Company has numerous portals to engage in e-commerce and e-marketing and its systems may also contain personal information in connection with human resources, financial services or other business operations; therefore, the Company must remain diligent in protecting itself from malicious cyber attacks. A successful cyber attack or data security breach could result in a disruption of services, fraudulent transactions or disclosure of confidential information. This could negatively affect the Company's relationships with its customers or trading partners, lead to potential claims against the Company and damage its image and reputation.
The Company competes with a variety of other activities for consumers' scarce discretionary income and leisure time.
The vast majority of the Company's products are used for recreational purposes, and demand for the Company's products can be adversely affected by competition from other activities that occupy consumers' time, including other forms of recreation, religious, cultural and community activities. Additionally, any pressures or slow growth in consumers' discretionary income may influence consumers' willingness to purchase and enjoy the Company's products.
The Company manufactures and sells products that create exposure to potential product liability, warranty liability, personal injury and property damage claims and litigation.
The Company's products may expose it to potential product liability, warranty liability, personal injury or property damage claims relating to the use of those products. The Company's manufacturing footprint actions and production of new products could result in product quality issues, thereby increasing the risk of litigation and potential liability. To address this risk, the Company has established a global, enterprise-wide program charged with the responsibility for addressing, reviewing and reporting on product integrity issues. Historically, the resolution of such claims has not materially adversely affected the Company's business, and the Company maintains what it believes to be adequate insurance coverage to mitigate a portion of these risks.  However, the Company may experience material losses in the future, incur significant costs to defend claims or issue product recalls, or experience claims in excess of its insurance coverage or that are not covered by insurance.  Furthermore, the Company's reputation may be adversely affected by such claims, whether or not successful, including potential negative publicity about its products. The Company records reserves for known potential liabilities, but there is the possibility that actual losses may exceed these reserves and therefore negatively impact earnings.
If the Company's intellectual property protection is inadequate, others may be able to use its technologies and thereby impair the Company's ability to compete, which could have a material adverse effect on the Company, its financial condition and results of operations.
The Company regards much of the technology underlying its products as proprietary.  The Company relies on a combination of patents, trademark, copyright and trade secret laws; employee and third-party non-disclosure agreements; and other contracts to establish and protect its technology and other intellectual property rights.  The steps the Company takes to protect its proprietary technology may be inadequate to prevent misappropriation of the Company's technology, or third parties may independently develop similar technology.   Agreements containing protections may be breached or terminated, the Company may not have adequate remedies for any such breach and existing patent, trademark, copyright and trade secret laws may afford limited protection.  Policing unauthorized use of the Company's intellectual property is difficult, particularly in many regions outside the United States.  A third party could copy or otherwise obtain and use the Company's products or technology without authorization. The Company may be required to litigate to defend against infringement claims or to protect its intellectual property rights, which could result in substantial cost and divert management's attention. Further, the Company might not prevail in such litigation and it may be forced to seek licenses or royalty arrangements from third parties, which the Company may not be able to obtain on reasonable terms, or the Company may be forced to stop using products that included the challenged intellectual property, which could harm its business.
Compliance with environmental, zoning and other obligations under various laws and regulations will increase costs and may reduce demand for the Company's products.
The Company is subject to federal, state, local and foreign laws and regulations, including product safety, environmental, health and safety and other regulations.  While the Company believes that it maintains all requisite licenses and permits and that it is in material compliance with all applicable laws and regulations, a failure to satisfy these and other regulatory requirements could cause the Company to incur fines or penalties, and compliance could increase the cost of operations.  The adoption of additional laws, rules and regulations, including higher emissions standards, could increase the Company's manufacturing costs, increase consumer pricing and reduce consumer demand for the Company's products.
Environmental restrictions, boat plant emission restrictions and permitting and zoning requirements can limit production capacity, access to water for boating, marina and storage space.  In addition, certain jurisdictions both inside and outside the United States require or are considering requiring a license to operate a recreational boat.  While such licensing requirements are not expected to be unduly restrictive, they may deter potential customers, thereby reducing the Company's sales.  Furthermore, regulations allowing the sale of fuel containing higher levels of ethanol for automobiles, which is not appropriate or intended for use in marine engines, may nonetheless result in increased warranty, service costs, product dissatisfaction and other claims against the Company if boaters mistakenly use this fuel in marine engines, causing damage to and the degradation of components in their marine engines.
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
Additionally, the Company is subject to laws governing its relationship with its employees, including, but not limited to, employment obligations as a federal contractor and employee wage, hour and benefit issues, such as pension funding and health care benefits. Changes to legislation or regulations governing its employment obligations could increase the cost of the Company's operations.
Increases in income tax rates or changes in income tax laws or enforcement could have a material adverse impact on the Company's financial results.
Changes in domestic and international tax legislation could expose the Company to additional tax liability or possibly require changes which lower deferred tax asset values.  Although the Company carefully monitors changes in tax laws and works to mitigate the impact of proposed changes, such changes may negatively impact the Company's financial results. In addition, any increase in individual income tax rates would negatively affect the Company’s potential customers' discretionary income and could decrease the demand for its products. Finally, governments in many jurisdictions are increasing their audit activity and are engaging in other projects, such as those related to alleged base erosion and profit shifting. This increase in activity involves increased costs to the Company for having to resolve these potential disputes and from the potential additional taxes which may be assessed.
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
The Company also continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of its definite-lived intangible assets and other long-lived assets may warrant revision or whether the remaining balance of such assets may not be recoverable.  The Company uses an estimate of the related undiscounted cash flow over the remaining life of the asset in measuring whether the asset is recoverable.
If the future operating performance of the Company's reporting units is not sufficient, the Company could be required to record non-cash impairment charges.  Impairment charges could substantially affect the Company's reported earnings in the periods such charges are recorded.  In addition, impairment charges could indicate a reduction in business value which could limit the Company's ability to obtain adequate financing in the future.  As of December 31, 2015, goodwill was approximately 9 percent of total assets and included $272.5 million of goodwill related to the Life Fitness segment and $26.2 million of goodwill related to the Marine Engine segment.
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
The Company's operations are dependent on its ability to attract and retain key contributors and on the successful implementation of its succession plans.
Much of the Company's future success depends on, among other factors, its ability to attract and retain qualified personnel, including executive officers. If the Company is not successful in its efforts, the Company may be unable to meet its operating goals and plans, which may impact the Company's financial results. In order to manage this risk, the Company performs an annual review of management succession plans with the Board of Directors, including reviewing executive officer and other key positions. The most recent executive officer transitions were planned and were subject to this process. The Company believes that this process substantially mitigates the risk associated with these transitions.

Adverse weather conditions can have a negative effect on marine revenues.
Changes in seasonal weather conditions can have a significant effect on the Company's operating and financial results, especially in the marine businesses.  Sales of the Company's marine products are generally stronger just before and during spring and summer, and favorable weather during these months generally has had a positive effect on consumer demand.  Conversely, unseasonably cool weather, excessive rainfall or drought conditions during these periods can reduce demand.  Hurricanes and other storms can result in the disruption of the Company's distribution channel, operations or supply chain. Additionally, in the event that climate change occurs, which could result in environmental changes including, but not limited to, severe weather, rising sea levels or reduced access to water, the Company's business could be disrupted and negatively affected.
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
The occurrence of natural and environmental disasters, including hurricanes, floods, earthquakes and environmental spills could decrease consumer demand for and sales of the Company's products.  If such an occurrence takes place in one of Brunswick's major sales markets, the Company could experience a decrease in sales.  Additionally, if such an event occurs near the Company's business, manufacturing facilities or key suppliers' facilities, the affected locations could experience an interruption in business operations and/or their operating systems. The Company could be uniquely affected by a catastrophic event due to the location of certain of its boat facilities in coastal Florida and the size of the manufacturing operation in Fond du Lac, Wisconsin.
Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Brunswick's headquarters are located in Lake Forest, Illinois. Brunswick has numerous manufacturing plants, distribution warehouses, sales offices and product test sites around the world. Research and development facilities are primarily located at manufacturing sites.

The Company believes its facilities are suitable and adequate for its current needs and are well maintained and in good operating condition. Most plants and warehouses are of modern, single-story construction, providing efficient manufacturing and distribution operations. The Company believes its manufacturing facilities have the capacity, or is investing to increase capacity, to meet current and anticipated demand. Brunswick owns its Lake Forest, Illinois headquarters and most of its principal plants. Refer to Note 3--Restructuring Activities in the Notes to Consolidated Financial Statements regarding Brunswick's decision to put its corporate headquarters facility up for sale.

The principal facilities used in Brunswick's operations are in the following locations:

Marine Engine Segment:  Fresno, California; Old Lyme, Connecticut; Largo, Miramar, Panama City, Pompano Beach and St. Cloud, Florida; Atlanta, Georgia; Lowell, Michigan; St. Paul Park, Minnesota; Brookfield, Fond du Lac and Oshkosh, Wisconsin; Brisbane, Melbourne and Perth, Australia; Petit Rechain, Belgium; Toronto, Ontario, Canada; Suzhou, China; Kuala Lumpur, Malaysia; Juarez, Mexico; Auckland, New Zealand; Bangor, Northern Ireland; and Singapore. The Fresno, California; Old Lyme, Connecticut; Largo, Miramar and Pompano Beach, Florida; Lowell, Michigan; St. Paul Park, Minnesota; Brisbane, Melbourne and Perth, Australia; Toronto, Ontario, Canada; Kuala Lumpur, Malaysia; Auckland, New Zealand; Bangor, Northern Ireland; and Singapore facilities are leased. Brunswick owns the remaining facilities.

Boat Segment:  Edgewater, Merritt Island (Sykes Creek) and Palm Coast, Florida; Fort Wayne, Indiana; New York Mills, Minnesota; Lebanon, Missouri; Vonore, Tennessee; Petit Rechain, Belgium; Joinville, Santa Catarina, Brazil; Princeville, Quebec, Canada; Reynosa, Mexico; Auckland, New Zealand; and Vila Nova de Cerveira, Portugal. The facilities in Santa Catarina, Brazil; Auckland, New Zealand; and Brunswick Commercial and Government Products in Edgewater, Florida are leased. Brunswick owns the remaining facilities.

Fitness Segment:  Franklin Park and Rosemont, Illinois; Falmouth, Kentucky; Medway, Massachusetts; Owatonna and Ramsey, Minnesota; Tulsa, Oklahoma; Bristol and Delavan, Wisconsin; and Kiskoros, Hungary. The Rosemont office, Tulsa facility and a portion of the Franklin Park facility are leased. Brunswick owns the remaining facilities.

Item 3. Legal Proceedings

Refer to Note 13 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for information about the Company's legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Brunswick's Executive Officers are listed in the following table:

Officer	Present Position	Age

Mark D. Schwabero	Chairman and Chief Executive Officer	63
William L. Metzger	Senior Vice President and Chief Financial Officer	54
Christopher E. Clawson	Vice President and President - Life Fitness	52
Christopher F. Dekker	Vice President, General Counsel and Secretary	47
Kevin S. Grodzki	Vice President of Communications and Public Relations	60
B. Russell Lockridge	Vice President and Chief Human Resources Officer	66
Alan L. Lowe	Vice President - Finance and Controller	64
John C. Pfeifer	Vice President and President - Mercury Marine	50

Mark D. Schwabero was named Chairman and Chief Executive Officer of Brunswick in February 2016. He served as President and Chief Operating Officer of Brunswick from 2014 to 2016 and Vice President and President - Mercury Marine from December 2008 to May 2014. Previously, Mr. Schwabero was President - Mercury Outboards from 2004 to 2008.

William L. Metzger was named Senior Vice President and Chief Financial Officer of Brunswick in March 2013. Previously, he served as Vice President and Treasurer of Brunswick from 2001 to 2013 and in a number of positions of increasing responsibility since his start with Brunswick in 1987.

Christopher E. Clawson was named Vice President and President - Life Fitness in August 2010. Prior to this appointment, Mr. Clawson served as Chief Executive Officer and President of Johnson Health Tech - North America, a fitness equipment designer and manufacturer.  Previously, Mr. Clawson had been with Life Fitness from 1994 to 2004, where he held a number of positions of increasing responsibility in product development and marketing, eventually serving as Vice President Sales and Marketing - Consumer.

Christopher F. Dekker was named Vice President, General Counsel and Secretary of Brunswick in October 2014. Prior to his appointment, Mr. Dekker served as Brunswick's Associate General Counsel, with responsibilities for litigation, employment and compliance matters, from 2010 to 2014.

Kevin S. Grodzki was named Vice President of Communications and Public Relations in December 2014. Previously, Mr. Grodzki, who had been with Mercury since 2005, served as President - Global Sales and Marketing - Mercury Marine from 2012 to 2014 and President - Sales, Marketing and Commercial Operations over Mercury Marine from 2008 to 2012. Prior to his time at Mercury Marine, Mr. Grodzki was President of Brunswick's Life Fitness Division.

B. Russell Lockridge has been Vice President and Chief Human Resources Officer of Brunswick since 1999.

Alan L. Lowe has been Vice President - Finance and Controller of Brunswick since May 2013. Previously, he served as Vice President and Controller of Brunswick from 2003 to 2013.

John C. Pfeifer was named Vice President and President - Mercury Marine in May 2014. Prior to his appointment, he was Vice President - Global Operations for Mercury Marine since 2012 and had previously been President of Brunswick Marine in EMEA since 2008 after joining Brunswick in 2006 as President of the Brunswick Asia Pacific Group.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Brunswick's common stock is traded on the New York and Chicago Stock Exchanges. Quarterly information with respect to the high and low prices for the common stock and the dividends declared on the common stock is set forth in Note 22 – Quarterly Data (unaudited) in the Notes to Consolidated Financial Statements. As of February 15, 2016, there were 9,009 shareholders of record of the Company's common stock.

In the first, second, third and fourth quarter of 2015, Brunswick paid quarterly dividends on its common stock of $0.125, $0.125, $0.125 and $0.15 per share, respectively. In the first, second, third and fourth quarter of 2014, Brunswick paid quarterly dividends on its common stock of $0.10, $0.10, $0.125 and $0.125 per share, respectively. Brunswick expects to continue to pay quarterly dividends at the discretion of the Board of Directors, subject to continued capital availability and a determination that cash dividends continue to be in the best interest of the Company's shareholders.

Brunswick's dividend and share repurchase policies may be affected by, among other things, the Company's views on future liquidity, potential future capital requirements and restrictions contained in certain credit agreements.

Performance Graph

Comparison of Five-Year Cumulative Total Shareholder Return among Brunswick, S&P 500 Index and S&P 500 Global Industry Classification Standard (GICS) Consumer Discretionary Index

	2010	2011	2012	2013	2014	2015
Brunswick	100.00	96.63	155.98	247.63	278.14	276.90
S&P 500 Index	100.00	102.12	118.40	156.35	177.55	180.05
S&P 500 GICS Consumer Discretionary Index	100.00	106.03	131.08	187.85	205.91	226.74

The basis of comparison is a $100 investment at December 31, 2010 in each of: (i) Brunswick, (ii) the S&P 500 Index, and (iii) the S&P 500 GICS Consumer Discretionary Index. All dividends are assumed to be reinvested. The S&P 500 GICS Consumer Discretionary Index encompasses industries including automotive, household durable goods, textiles and apparel and leisure equipment. Brunswick believes the companies included in this index provide the most representative sample of enterprises that are in primary lines of business that are similar to Brunswick's.

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

During the three months ended December 31, 2015, the Company repurchased the following shares of its common stock:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Amount of Dollars that May Yet Be Used to Purchase Shares Under the Program
October 4 to October 31, 2015	159,099	$50.26	159,099
November 1 to November 28, 2015	98,962	54.55	98,962
November 29 to December 31, 2015	130,100	50.71	130,100
Total	388,161	$51.50	388,161	$60,055,441

Item 6. Selected Financial Data

The selected historical financial data presented below as of and for the years ended December 31, 2015, 2014 and 2013 has been derived from, and should be read in conjunction with, the historical consolidated financial statements of the Company, including the notes thereto, and Item 7 of this report, including the Matters Affecting Comparability section. The selected historical financial data presented below as of and for the years ended December 31, 2012 and 2011 has been derived from the consolidated financial statements of the Company for those years and are not included in this Annual Report Form 10-K.

(in millions, except per share data)	2015	2014	2013	2012	2011
Results of operations data
Net sales	$4,105.7	$3,838.7	$3,599.7	$3,416.8	$3,367.0
Operating earnings (A) (B)	331.7	328.5	281.8	237.2	189.5
Earnings before interest, loss on early extinguishment of debt and income taxes (A) (B) (C)	340.8	316.6	282.1	235.7	184.4
Earnings before income taxes (A) (B) (C)	315.2	287.9	208.9	156.0	88.6
Net earnings from continuing operations (A) (B) (C) (F)	227.4	194.9	756.8	124.6	70.4

Discontinued operations:
Net earnings (loss) from discontinued operations, net of tax (D) (E)	14.0	50.8	12.4	(74.6)	1.5
Net earnings (A) (B) (C) (D) (E) (F)	$241.4	$245.7	$769.2	$50.0	$71.9

Basic earnings (loss) per common share:
Earnings from continuing operations (A) (B) (C) (F)	$2.45	$2.08	$8.30	$1.39	$0.79
Net earnings (loss) from discontinued operations, net of tax (D) (E)	0.15	0.55	0.13	(0.83)	0.02
Net earnings (A) (B) (C) (D) (E) (F)	$2.60	$2.63	$8.43	$0.56	$0.81

Average shares used for computation of basic earnings (loss) per share	93.0	93.6	91.2	89.8	89.3

Diluted earnings (loss) per common share:
Earnings from continuing operations (A) (B) (C) (F)	$2.41	$2.05	$8.07	$1.35	$0.76
Net earnings (loss) from discontinued operations, net of tax (D) (E)	0.15	0.53	0.13	(0.81)	0.02
Net earnings (A) (B) (C) (D) (E) (F)	$2.56	$2.58	$8.20	$0.54	$0.78

Average shares used for computation of diluted earnings (loss) per share	94.3	95.1	93.8	92.4	92.2

(A)
2015 results and 2014 results include $82.3 million and $27.9 million, respectively, of pension settlement charges as discussed in Note 17 – Postretirement Benefits in the Notes to Consolidated Financial Statements.

(B)
2015 results include $12.4 million of pretax restructuring, exit and impairment charges. 2014 results include $4.2 million of pretax restructuring, exit and impairment charges. 2013 results include $16.5 million of pretax restructuring, exit and impairment charges. 2012 results include $25.4 million of pretax restructuring, exit and impairment charges. 2011 results include $19.8 million of pretax restructuring, exit and impairment charges.

(C)	2014 results include a $20.2 million charge related to the impairment of a marine equity method investment as discussed in Note 9 – Investments in the Notes to Consolidated Financial Statements.

(D)
Net earnings (loss) from discontinued operations, net of tax in 2015 includes a Gain on disposal of discontinued operations, net of tax of $12.8 million (a pre-tax gain of $12.8 million and a net tax provision of $0.0 million). Net earnings (loss) from discontinued operations, net of tax in 2014 includes a Gain on disposal of discontinued operations, net of tax of $52.6 million (a pre-tax gain of $65.6 million and a net tax provision of $13.0 million). Net earnings (loss) from discontinued operations in 2013 includes a Gain on disposal of discontinued operations, net of tax of $1.6 million (a pre-tax loss of $1.4 million and a net tax benefit of $3.0 million). Net earnings (loss) from discontinued operations in 2012 includes an impairment charge on assets held for sale, net of tax of $53.2 million ($52.7 million pre-tax). See Note 2 – Discontinued Operations in the Notes to Consolidated Financial Statements for further discussion.

(E)	Net earnings (loss) from discontinued operations includes restructuring, exit and impairment charges, net of tax of $4.9 million, $14.9 million and $2.9 million in 2013, 2012 and 2011, respectively.

(F)	Net earnings from continuing operations includes an income tax benefit of $599.5 million from the reversal of deferred tax valuation allowance reserves in 2013.

(in millions, except per share and other data)	2015	2014	2013	2012	2011
Balance sheet data
Total assets of continuing operations	$3,152.5	$3,087.9	$2,670.3	$2,175.5	$2,169.7
Debt
Short-term	$6.0	$5.5	$6.4	$8.2	$2.4
Long-term	442.5	446.3	449.0	557.2	681.3
Total debt	448.5	451.8	455.4	565.4	683.7
Common shareholders' equity (A)	1,281.3	1,171.5	1,038.4	77.7	30.9
Total capitalization	$1,729.8	$1,623.3	$1,493.8	$643.1	$714.6

Cash flow data
Net cash provided by operating activities of continuing operations	$338.3	$246.9	$172.2	$144.1	$93.8
Depreciation and amortization	88.9	81.2	71.4	72.9	81.2
Capital expenditures	132.5	124.8	126.5	97.9	77.3
Investments	0.9	0.2	(1.5)	1.7	(0.9)
Cash dividends paid	48.3	41.7	9.1	4.5	4.5

Other data
Dividends declared per share	$0.525	$0.45	$0.10	$0.05	$0.05
Book value per share (A)	14.11	12.64	11.24	0.87	0.35
Return on beginning shareholders' equity (A)	20.6%	23.7%	NM	161.8%	102.1%
Effective tax rate from continuing operations	27.9%	32.3%	NM	20.1%	20.5%
Debt-to-capitalization rate (A)	25.9%	27.8%	30.5%	87.9%	95.7%
Number of employees	12,607	12,165	15,701	16,177	15,356
Number of shareholders of record	9,009	9,488	10,243	10,900	11,550
Common stock price (NYSE)
High	$56.40	$51.94	$46.48	$29.09	$26.93
Low	46.49	38.95	30.42	18.49	13.46
Close (last trading day)	50.51	51.26	46.06	29.09	18.06

NM = Not meaningful

(A)	The Company recorded an income tax benefit of $599.5 million for the year ending December 31, 2013, from the reversal of deferred tax valuation allowance reserves.

The Notes to Consolidated Financial Statements should be read in conjunction with the above summary.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in Management’s Discussion and Analysis are based on non-GAAP financial measures. GAAP refers to generally accepted accounting principles in the United States. Specifically, the discussion of the Company’s cash flows includes an analysis of free cash flows and total liquidity, the discussion of the Company's net sales includes a discussion of net sales on a constant currency basis and the discussion of the Company's earnings includes a presentation of operating earnings excluding pension settlement charges, restructuring, exit and impairment charges and diluted earnings per common share, as adjusted. A “non-GAAP financial measure” is a numerical measure of a registrant’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the consolidated statements of operations, balance sheets or statements of cash flows of the issuer; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented.  Non-GAAP financial measures do not include operating and statistical measures.

The Company includes certain non-GAAP financial measures in Management’s Discussion and Analysis, as Brunswick’s management believes that these measures and the information they provide are useful to investors because they permit investors to view Brunswick’s performance using the same tools that management uses and to better evaluate the Company’s ongoing business performance.

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

Overview and Outlook

General
The Company's 2015 results represent the sixth consecutive year of strong improvements in operating performance. The Company looked to achieve the following financial objectives in 2015:

•	Deliver revenue growth;

•	Experience an increase in earnings before income taxes, as well as a slight improvement in gross margin percentages; and

•	Continue to generate strong free cash flow and execute against the Company's capital strategy.

Achievements against the Company's financial objectives in 2015 were as follows:

Deliver revenue growth:

•	Ended the year with a 7 percent increase in net sales when compared with 2014 on a GAAP basis and 11 percent on a constant currency basis, due to the following:

•	Favorable demand environment continued in outboard boat and engine markets with increases driven by favorable retail demand trends and successful new product introductions;

•	Increased sales in the marine service, parts and accessories businesses reflecting benefits from acquisitions, market growth, successful new product launches and market share gains;

•	Higher average selling prices in the Boat and Marine Engine segments due to a favorable shift in mix and new products;

•
Fitness segment net sales benefited from higher sales to U.S. health clubs, local and federal governments and hospitality customers as well as an acquisition completed in 2015, partially offset by a slight decline in international markets;

•
International sales for the Company decreased 4 percent in 2015 when compared with 2014 on a GAAP basis. On a constant currency basis, international net sales increased 7 percent, primarily due to increased sales in European and Asia-Pacific markets; partially offset by

•	Continuing unfavorable global retail demand trends in certain marine markets, including Canada and Brazil.

Experience an increase in earnings before income taxes, as well as a slight improvement in gross margin percentage:

•	Reported earnings before income taxes of $315.2 million in 2015 compared with earnings before income taxes of $287.9 million in 2014;

•
Improved gross margins by 10 basis points when compared with 2014, driven by benefits from cost reductions including benefits related to lower commodity costs and sourcing initiatives and volume leverage, offset by the unfavorable effects of foreign exchange rates;

•
Increased pension settlement charges; restructuring, exit and impairment charges; and increased investment spending in 2015 compared with 2014, partially offset by the absence of an impairment of an equity method investment recorded in 2014.

Continue to generate strong free cash flow and execute against the Company's capital strategy:

•	Generated strong free cash flow of $192.6 million in 2015, an increase of $76.3 million compared to 2014, enabling the Company to continue executing its capital strategy as follows:

•	Funded investments in growth:

•
Organically through capital expenditures, which included tooling costs for the production of new products and spending for plant capacity expansions, growth initiatives and profit-maintaining investments; and research and development; and

•	Through acquisition opportunities such as the $29.7 million invested in marine parts and accessories and Fitness segment acquisitions during 2015;

•	Contributed $73.6 million to the Company's defined benefit pension plans, which included an amount made in connection with settlement payments made to certain pension plan participants in 2015; and

•
Enhanced shareholder returns by repurchasing $120.0 million of common stock under the Company’s share repurchase program in 2015 and increased cash dividends paid to shareholders in 2015 to $48.3 million.

•	Ended the year with $668.8 million of cash and marketable securities, a net increase of $32.9 million.

The Company's net sales increased to $4,105.7 million in 2015 from $3,838.7 million in 2014, due to the factors described above.

Operating earnings during 2015 were $331.7 million, with an operating margin of 8.1 percent. Operating earnings during 2014 were $328.5 million, with an operating margin of 8.6 percent. The 2015 results included $12.4 million of restructuring, exit and impairment charges and a $82.3 million pension settlement charge, while the 2014 results included $4.2 million of restructuring, exit and impairment charges and a $27.9 million pension settlement charge. Improved operating earnings during 2015 mainly resulted from increased sales revenues across all segments, a reduction in operating expenses as a percent of sales through focused expense management and slight improvements in gross margins, partially offset by the unfavorable effects of foreign exchange, increased pension settlement charges and restructuring, exit and impairment charges.

Net earnings increased to $227.4 million in 2015 from $194.9 million in 2014. The 2015 results include an income tax provision of $87.8 million, which included a net tax benefit of $12.1 million, primarily associated with the internal restructuring of foreign entities and settling prior year audits. The 2014 results include an income tax provision of $93.0 million, which included a net income tax benefit of $6.4 million, primarily associated with the reversal of tax valuation allowance reserves.

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

Outlook for 2016

The Company expects 2016 to be another year of solid earnings growth with strong free cash flow generation. The Company is targeting 9 percent to 11 percent sales growth when compared with 2015, which includes the continuation of solid market growth in the U.S. and Europe as well as benefits from acquisitions, the success of new products and market share gains, partially offset by an unfavorable impact from foreign exchange of approximately 1 percent and weakness in certain international markets. The Company expects growth in outboard boat and engine products, as well as in the global marine service, parts and accessories businesses. The Company also anticipates growth in the Boat segment, however the growth will be at a lower rate versus 2015 as new product introductions replace existing products and revenue contributions are more balanced across the portfolio. In the Fitness segment, the Company anticipates continued revenue growth while maintaining strong operating margins; however 2016 operating margins, as adjusted, are anticipated to be lower due to the impact of the Cybex acquisition. The Company believes the Cybex acquisition will contribute an incremental $0.08 to diluted earnings per share in 2016, excluding planned restructuring and integration costs.

Refer to Note 23 – Subsequent Events in the Notes to Consolidated Financial Statements for further details concerning the Cybex acquisition.

The Company expects to have higher earnings before income taxes in 2016 resulting from increased revenue and slight improvements in both gross margin and operating margin levels, due to benefits from volume leverage, cost reductions and savings related to sourcing initiatives and modest positive product mix factors, partially offset by foreign currency headwinds and incremental investments to support strategic objectives. The Company anticipates that operating earnings comparisons versus 2015 will be negatively affected by $15 million to $20 million, or 4 percent, due to foreign exchange rates, with a significant portion of the impact occurring in the second quarter of 2016. The Company projects operating expenses, including research and development expenses, to be higher in 2016 when compared with 2015 as the Company continues to increase investment spending to support strategic objectives and to acquire businesses. Operating expenses are projected to be slightly lower on a percentage of sales basis in 2016 versus 2015.

The Company is also planning for its effective tax rate in 2016 to be 31 percent to 32 percent based on existing tax law and reflecting the benefits of the internal restructuring of foreign entities.

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

Restructuring Activities

The restructuring, exit and impairment charges recorded in the Consolidated Statements of Operations during 2015, 2014 and 2013 by reportable segment, are summarized below:

(in millions)	2015	2014	2013
Boat	$7.7	$1.5	$15.8
Corporate	4.7	2.7	0.7
Total	$12.4	$4.2	$16.5

In the fourth quarter of 2015, the Company recorded impairment charges for certain long-lived assets in Brazil as a result of unfavorable market conditions and declining currency values. The Company also recorded impairment charges in connection with its decision to sell its corporate headquarters facility in Lake Forest, Illinois.

In the fourth quarter of 2015, the Company also recorded charges related to the restructuring of personnel, primarily within the Boat segment and IT organizations. The Company does not anticipate incurring any additional charges in 2016 related to these actions and plans to achieve annual savings of approximately $3 million, with the full benefit being realized in 2016. Future cost savings will primarily be reflected in Selling, general and administrative expenses as reported in the Company's Consolidated Statements of Operations.

In the second quarter of 2014, the Company restructured certain executive positions. The Company achieved annual savings of approximately $1 million beginning in 2015. Cost savings are primarily reflected in Selling, general and administrative expenses as reported in the Company's Consolidated Statements of Operations.

In the fourth quarter of 2013, the Company made the decision to outsource woodworking operations for its yachts and sport yachts, which resulted in long-lived asset impairment charges. The Boat segment achieved annual savings between $1 million and $2 million beginning in 2015. Cost savings are primarily reflected in Cost of sales as reported in the Company's Consolidated Statements of Operations.

The Company announced in the first quarter of 2013 the consolidation of its yacht and motoryacht production at its Palm Coast, Florida manufacturing plant. As a result, the Company suspended manufacturing at its Sykes Creek boat manufacturing facility in Merritt Island, Florida as of the end of June 2013. The Boat segment achieved savings between $3 million and $4 million beginning in 2014. Cost savings are primarily reflected in Cost of sales as reported in the Company's Consolidated Statements of Operations. Due to demand for successful new products, including the large L-Class yachts, the Company reactivated its Sykes Creek boat manufacturing facility in 2015 to expand production.

See Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details. As a result of the recent acquisition of Cybex, the Company anticipates it will incur restructuring and integration charges of $5 million to $10 million in 2016.

Matters Affecting Comparability

The following events occurred during 2015, 2014 and 2013, which the Company believes affect the comparability of the results of operations:

Changes in Foreign Currency Rates. Percentage changes in net sales expressed in constant currency reflect the impact that changes in currency exchange rates had on net sales. To present this information, 2015 net sales transacted in currencies other than U.S. dollars are translated to U.S. dollars using the average exchange rates from 2014 that were in effect during the comparative period. The percentage change in net sales expressed on a constant currency basis better reflects the changes in the underlying business trends, excluding the impact of translation arising from foreign currency exchange rate fluctuations. Approximately 20 percent of the Company's annual net sales are transacted in a currency other than the U.S. dollar. The Company's most material exposures include sales in Euros, Canadian dollars, Brazilian reais and Australian dollars. The following table sets forth segment net sales comparisons on both a GAAP basis and a constant currency basis for the years ended:

	Net Sales			2015 vs. 2014 Increase/(Decrease)			2014 vs. 2013 Increase/(Decrease)
(in millions)	2015	2014	2013	$ Change	% Change	% Change Constant Currency	$ Change	% Change
Marine Engine	$2,314.3	$2,189.4	$2,088.1	$124.9	6%	10%	$101.3	5%
Boat	1,274.6	1,135.8	1,032.0	138.8	12%	16%	103.8	10%
Marine eliminations	(277.8)	(255.8)	(236.4)
Total Marine	3,311.1	3,069.4	2,883.7	241.7	8%	12%	185.7	6%

Fitness	794.6	769.3	716.0	25.3	3%	7%	53.3	7%
Total	$4,105.7	$3,838.7	$3,599.7	267.0	7%	11%	239.0	7%

Additionally, operating earnings comparisons were negatively affected by foreign exchange rates by approximately $28 million, or 8 percent, in 2015 when compared with 2014. These estimates include the impact of translation on all sales and costs transacted in a currency other than the U.S. dollar, benefits from hedging activities of $12 million, and pricing actions in certain international markets in response to the strengthening U.S. dollar.

Pension settlement charge. In the fourth quarter of 2015 and 2014, the Company recognized an $82.3 million and $27.9 million charge, respectively, related to actions taken to settle a portion of its pension obligations. These actions included making lump-sum payments directly to certain plan participants in 2014 and 2015 as well as transferring certain plan obligations to a third party by purchasing annuities on behalf of plan participants in 2015. These costs are reflected in Pension settlement charge on the Consolidated Statements of Operations. See Note 17 – Postretirement Benefits in the Notes to Consolidated Financial Statements for further details.

Restructuring, exit and impairment charges.  During 2015, the Company recorded charges of $12.4 million related to restructuring activities as compared with charges of $4.2 million in 2014 and $16.5 million in 2013. See Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

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

Gain on sale of real estate and distribution facility. In the first quarter of 2013, the Company's Marine Engine segment recognized a $5.5 million gain on the sale of real estate in Selling, general and administrative expense on the Consolidated Statements of Operations. There was no comparable gain in the Marine Engine segment in the years ended December 31, 2015 and 2014.

Interest expense and loss on early extinguishment of debt. The Company reported interest expense of $27.8 million, $29.8 million and $41.9 million during 2015, 2014 and 2013, respectively. Interest expense decreases from 2013 through 2015 were primarily the result of lower interest rates, reflecting benefits from the fixed-to-floating interest rate swaps entered into during 2014. Improvements in debt levels were primarily the result of debt reduction actions completed during 2013.

Additionally, the Company repurchased $0.9 million of debt during 2014 compared with $258.0 million during 2013. In connection with these retirements, the Company recorded losses on early extinguishment of debt of $0.1 million and $32.8 million during 2014 and 2013, respectively. See Note 16 – Debt in the Notes to Consolidated Financial Statements for further details.

Tax items. The Company recognized an income tax provision of $87.8 million for the year ended December 31, 2015, which included a net tax benefit of $12.1 million, primarily associated with the internal restructuring of foreign entities and settling prior year audits. The Company recognized an income tax provision in 2014 of $93.0 million, which included a net benefit of $6.4 million primarily associated with the reversal of tax valuation allowance reserves.

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

See Note 12 – Income Taxes in Notes to Consolidated Financial Statements for further details.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013:

				2015 vs. 2014 Increase/(Decrease)			2014 vs. 2013 Increase/(Decrease)
(in millions, except per share data)	2015	2014	2013	$	%	% Change Constant Currency (C)	$	%
Net sales	$4,105.7	$3,838.7	$3,599.7	$267.0	7.0%	11.0%	$239.0	6.6%
Gross margin (A)	1,114.6	1,036.8	949.3	77.8	7.5%		87.5	9.2%
Pension settlement charge	82.3	27.9	—	54.4	NM		27.9	NM
Restructuring, exit and impairment charges	12.4	4.2	16.5	8.2	NM		(12.3)	(74.5)%
Operating earnings	331.7	328.5	281.8	3.2	1.0%		46.7	16.6%
Net earnings from continuing operations(B)	227.4	194.9	756.8	32.5	16.7%		(561.9)	(74.2)%

Diluted earnings per common share from continuing operations (B)	2.41	2.05	8.07	$0.36	17.6%		$(6.02)	(74.6)%

Expressed as a percentage of Net sales:
Gross margin	27.1%	27.0%	26.4%		10 bpts			60 bpts
Selling, general and administrative expense	13.7%	14.5%	14.9%		(80) bpts			(40) bpts
Research and development expense	3.1%	3.1%	3.2%		0 bpts			(10) bpts
Operating margin	8.1%	8.6%	7.8%		(50) bpts			80 bpts
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

(C)
For purposes of comparison, 2015 Net sales are shown using 2014 exchange rates for the comparative period to enhance visibility of the underlying business trends, excluding the impact of translation arising from foreign currency exchange rate fluctuations.

2015 vs. 2014

Net sales increased during 2015 when compared with 2014 on both a GAAP basis and a constant currency basis due to increases across all segments, all of which benefited from the success of new products. Marine Engine segment net sales increased due to solid growth in the marine service, parts and accessories businesses, which benefited from acquisitions, as well as solid increases in outboard engines, which benefited from market share gains, partially offset by declines in sterndrive engines. Boat segment net sales increased due to strong growth rates in fiberglass outboard boats and fiberglass sterndrive and inboard boats, as well as solid gains in the sales of aluminum boats. The Boat segment's net sales also reflected higher average selling prices resulting from a favorable shift in mix and growth in wholesale unit shipments. Fitness segment net sales included growth in the U.S. to health clubs, local and federal governments and hospitality customers. Fitness segment net sales also benefited from an acquisition in the third quarter of 2015. International net sales for the Company decreased 4 percent in 2015 on a GAAP basis when compared with 2014. On a constant currency basis, international net sales increased 7 percent in 2015 driven by strong increases in European and Asia-Pacific markets, partially offset by decreases in Latin America, especially Brazil.

Gross margin percentage increased slightly in 2015 when compared with the same prior year period related to benefits from lower commodity costs and sourcing initiatives along with a more favorable product mix and volume increases, mostly offset by the unfavorable impact from foreign exchange, planned manufacturing costs associated with new product introductions, capacity expansions and production ramp-ups, as well as less favorable warranty adjustments compared with 2014.

Selling, general and administrative expense decreased as a percentage of net sales during 2015 when compared with 2014 as operating expenses benefited from focused expense management as well as a favorable impact from foreign exchange. Partially offsetting these factors was an increase in expenses related to acquired businesses.

Research and development expense increased $6.3 million, or 5 percent, in 2015 when compared with 2014 as the Company increased investment spending to support long-term growth initiatives.

In 2015 and 2014, the Company recorded an $82.3 million and $27.9 million, respectively, charge related to pension settlement payments as discussed in Note 17 – Postretirement Benefits in the Notes to Consolidated Financial Statements for further details.

During 2015, the Company recorded restructuring charges of $12.4 million compared with $4.2 million in 2014.  See Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

In 2014, the Company recorded a $20.2 million impairment charge for an equity method investment as discussed in Note 9 – Investments in the Notes to Consolidated Financial Statements.

The Company recognized equity earnings of $3.7 million and $1.8 million in 2015 and 2014, respectively, which were mainly related to the Company's marine joint ventures. The Company recognized $5.4 million and $6.5 million in 2015 and 2014, respectively, in Other income, net. Other income, net includes the amortization of deferred income related to a trademark licensing agreement with AMF Bowling Centers, Inc as discussed in Note 2 – Discontinued Operations.

Interest expense decreased $2.0 million in 2015 compared with 2014, due primarily to benefits from fixed-to-floating interest rate swaps entered into during 2014.

The Company recognized an income tax provision of $87.8 million, which included a net tax benefit of $12.1 million, primarily associated with the internal restructuring of foreign entities and settling prior year audits. The Company recognized an income tax provision of $93.0 million for 2014, which included a net tax benefit of $6.4 million, primarily associated with the reversal of tax valuation allowance reserves. The effective tax rate, which is calculated as the income tax benefit or provision as a percentage of pre-tax income, was 27.9 percent and 32.3 percent for 2015 and 2014, respectively. See Note 12 – Income Taxes in the Notes to Consolidated Financial Statements for further details.

Operating earnings, Net earnings from continuing operations and Diluted earnings per common share from continuing operations increased in 2015 when compared with 2014, primarily due to the factors discussed in the preceding paragraphs.

Diluted earnings from continuing operations per common share, as adjusted – defined as Diluted earnings from continuing operations per common share, excluding the earnings or loss per share impact for Pension settlement charge, Restructuring, exit and impairment charges from continuing operations, Impairment of equity method investment, Loss on early extinguishment of debt and special tax items – increased by $0.51 per share, or 21 percent, to $2.93 per share for 2015 when compared with $2.42 per share for 2014. For 2015, Pension settlement charge was $0.54 per share, Restructuring, exit and impairment charges from continuing operations were $0.11 per share and special tax items were a net benefit of $0.13 per share. In 2014, Pension settlement charge was $0.19 per share, Restructuring, exit and impairment charges from continuing operations were $0.04 per share, Impairment charge for an equity investment was $0.21 per share and special tax items were a net benefit of $0.07 per share.

The Company completed the sale of its bowling products business in the second quarter of 2015 and recorded an after-tax gain of $10.3 million. The Company completed the sale of its retail bowling business in the third quarter of 2014 and recorded an after-tax gain of $55.1 million. In 2015, sales from discontinued operations were $37.5 million, pre-tax earnings from discontinued operations were $14.3 million and the income tax provision from discontinued operations was $0.3 million. In 2014, sales from discontinued operations were $236.0 million, pre-tax earnings from discontinued operations were $61.8 million and the income tax provision from discontinued operations was $11.0 million.

2014 vs. 2013

The Company's net sales increased in 2014 when compared with 2013, due to sales increases across all segments. Marine Engine net sales increased due to an increase in outboard engine sales, successful new product introductions, including the 75, 90 and 115 horsepower FourStroke engines, and higher sales in the marine service, parts and accessories businesses, partially offset by declines in sterndrive engine sales. Boat segment net sales increased due to strong growth in the sales of outboard boats and fiberglass sterndrive and inboard boats. Boat segment sales also benefited from several successful new product introductions which contributed to a favorable shift in mix across most of its boat lines, resulting in higher average selling prices along with growth in wholesale unit shipments. Additionally, the Marine Engine and Boat segment net sales were adversely affected by comparatively harsher weather conditions in many North American markets during the first quarter of 2014 when compared to the same period in 2013. Fitness segment net sales increased reflecting growth in the U.S. to health clubs, hospitality, education and local and federal government customers and benefits from successful new product introductions in all regions. International sales for the Company increased 4 percent in 2014 when compared with 2013, primarily due to sales increases in European markets, partially offset by sales declines in Canadian and Latin American markets.

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

In 2014, the Company recorded a $27.9 million charge related to pension payments as discussed in Note 17 – Postretirement Benefits in the Notes to Consolidated Financial Statements for further details.

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

Interest expense decreased $12.1 million in 2014 compared with 2013, as a result of lower average outstanding debt levels at a lower average interest rate when compared with 2013 as well as benefits from fixed-to-floating interest rate swaps entered into during 2014.

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

Diluted earnings from continuing operations per common share, as adjusted – defined as Diluted earnings from continuing operations per common share, excluding the earnings or loss per share impact for Pension settlement charge, Restructuring, exit and impairment charges from continuing operations, Impairment of equity method investment, Loss on early extinguishment of debt, reversal of deferred tax valuation allowance reserves and special tax items – decreased by $0.05 per share, or 2 percent, to $2.42 per share for 2014 when compared with $2.47 per share for 2013. For 2014, Pension settlement charge was $0.19 per share, Restructuring, exit and impairment charges from continuing operations were $0.04 per share, Impairment charge for an equity investment was $0.21 per share and special tax items were a net benefit of $0.07 per share. In 2013, Restructuring, exit and impairment charges from continuing operations were $0.16 per share, Loss on early extinguishment of debt was $0.32 per share, reversal of deferred tax valuation allowance reserves was a benefit of $6.39 per share and special tax items were a net provision of $0.31 per share.

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

Marine Engine Segment

The following table sets forth Marine Engine segment results for the years ended December 31, 2015, 2014 and 2013:

				2015 vs. 2014 Increase/(Decrease)			2014 vs. 2013 Increase/(Decrease)
(in millions)	2015	2014	2013	$	%	% Change Constant Currency (A)	$	%
Net sales	$2,314.3	$2,189.4	$2,088.1	$124.9	5.7%	10.0%	$101.3	4.9%
Operating earnings	350.4	309.1	284.2	41.3	13.4%		24.9	8.8%
Operating margin	15.1%	14.1%	13.6%		100 bpts			50 bpts
__________

bpts = basis points

(A)
For purposes of comparison, 2015 Net sales are shown using 2014 exchange rates for the comparative period to enhance visibility of the underlying business trends, excluding the impact of translation arising from foreign currency exchange rate fluctuations.

2015 vs. 2014

Net sales for the Marine Engine segment increased in 2015 when compared with 2014. The increase was mainly due to solid growth in net sales in the marine service, parts and accessories businesses, which benefited from acquisitions completed in 2015 and 2014, new product launches and market share gains. The segment also experienced a solid increase in outboard engine net sales, driven by continued favorable retail demand trends and the success of recently launched new products. Partially offsetting these factors was an unfavorable impact from foreign exchange and a decrease in sterndrive engine net sales due to continuing unfavorable global retail demand trends. The acquisitions of Whale, Bell, BLA and Garelick as discussed in Note 4 – Acquisitions in the Notes to Consolidated Financial Statements, accounted for 4 percentage points of the Marine Engine segment's overall revenue growth rate in 2015. International net sales were 37 percent of the segment's net sales in 2015, a decrease of 5 percent from the prior year on a GAAP basis. On a constant currency basis, international net sales increased 10 percent in 2015, which included increases in most international regions, which more than offset weakness in Russia and Latin America, especially Brazil.

Marine Engine segment operating earnings increased in 2015 as a result of higher net sales, a favorable product mix including benefits from recently launched outboard products, and cost reductions, including benefits from plant efficiencies, lower commodity costs and savings related to sourcing initiatives. Partially offsetting these factors were the unfavorable effects of foreign exchange.

2014 vs. 2013

Net sales for the Marine Engine segment increased in 2014 when compared with 2013. The increase was mainly due to an increase in outboard engine sales, driven by favorable retail demand trends and successful new product introductions, including the 75, 90 and 115 horsepower FourStroke engines, and higher sales in the marine service, parts and accessories businesses, which benefited from recent acquisitions, new product launches and market share gains. The acquisitions of Whale and Bell, as discussed in Note 4 – Acquisitions in the Notes to Consolidated Financial Statements, accounted for approximately one percentage point of the Marine Engine segment's overall revenue growth rate in 2014. Diesel engine sales increased modestly in 2014. Partially offsetting these factors was a decline in sterndrive engine sales, reflecting continuing unfavorable global retail demand trends. In addition, overall sales in the first quarter of 2014 were adversely affected by comparatively harsher weather conditions in many North American markets. International sales increased in 2014 when compared with the prior year period and remained at 35 percent of the segment's sales during 2014. Sales increases in European and Canadian markets were partially offset by sales decreases in Latin American markets.

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

Boat Segment

The following table sets forth Boat segment results for the years ended December 31, 2015, 2014 and 2013:

				2015 vs. 2014 Increase/(Decrease)			2014 vs. 2013 Increase/(Decrease)
(in millions)	2015	2014	2013	$	%	% Change Constant Currency (A)	$	%
Net sales	$1,274.6	$1,135.8	$1,032.0	$138.8	12.2%	15.5%	$103.8	10.1%
Restructuring, exit and impairment charges (B)	7.7	1.5	15.8	6.2	NM		(14.3)	(90.5)%
Operating earnings	37.6	17.2	(21.8)	20.4	NM		39.0	NM
Operating margin	2.9%	1.5%	(2.1)%		140 bpts			360 bpts
__________

NM = not meaningful
bpts = basis points

(A)
For purposes of comparison, 2015 Net sales are shown using 2014 exchange rates for the comparative period to enhance visibility of the underlying business trends, excluding the impact of translation arising from foreign currency exchange rate fluctuations.

(B)	See Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

2015 vs. 2014

Boat segment net sales increased in 2015 when compared with 2014, due to strong growth rates for fiberglass outboard boats and fiberglass sterndrive and inboard boats as well as solid gains in aluminum boats. Segment net sales also reflected higher average selling prices resulting from a favorable shift in mix and an increase in global wholesale unit shipments, both of which reflected the success of new products. International net sales were 28 percent of the segment's net sales in 2015, a decrease of 8 percent from the prior year on a GAAP basis. On a constant currency basis, international net sales increased 2 percent when compared with the same prior year period due to increases in Europe and Latin America excluding Brazil, partially offset by decreases in Canada and Asia-Pacific.

The Boat segment operating earnings increased in 2015 when compared with 2014 due to higher net sales and a more favorable product mix, as well as lower commodity costs and savings related to sourcing initiatives and cost reductions, partially offset by higher restructuring, exit and impairment charges, planned manufacturing cost increases associated with new product integrations, plant capacity expansions and production ramp-ups.

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

Fitness Segment

The following table sets forth Fitness segment results for the years ended December 31, 2015, 2014 and 2013:

				2015 vs. 2014 Increase/(Decrease)			2014 vs. 2013 Increase/(Decrease)
(in millions)	2015	2014	2013	$	%	% Change Constant Currency (A)	$	%
Net sales	$794.6	$769.3	$716.0	$25.3	3.3%	7.0%	$53.3	7.4%
Operating earnings	116.5	115.3	108.1	1.2	1.0%		7.2	6.7%
Operating margin	14.7%	15.0%	15.1%		(30) bpts			(10) bpts
__________

bpts = basis points

(A)
For purposes of comparison, 2015 Net sales are shown using 2014 exchange rates for the comparative period to enhance visibility of the underlying business trends, excluding the impact of translation arising from foreign currency exchange rate fluctuations.

2015 vs. 2014

Fitness segment net sales increased in 2015 when compared with 2014 on both a GAAP basis and a constant currency basis, reflecting higher sales in the U.S. to health clubs, local and federal governments and hospitality customers. The acquisition of SCIFIT as discussed in Note 4 – Acquisitions in the Notes to Consolidated Financial Statements, accounted for 1 percentage point of the Fitness segment's overall revenue growth rate in 2015. Net sales in all regions benefited from recently introduced successful new products. International net sales were 46 percent of the segment's net sales in 2015 and decreased 2 percent compared with the same prior year period on a GAAP basis. On a constant currency basis the segment's international net sales increased 7 percent when compared with the same prior year period due to net sales increases in certain regions including Asia-Pacific, Europe and the Middle East.

Fitness segment operating earnings increased slightly in 2015 compared with 2014 due to higher net sales, cost reductions and savings related to sourcing initiatives, partially offset by an unfavorable impact from foreign exchange, the absence of a favorable warranty adjustment in the first quarter of 2014 and transaction costs associated with the segment's acquisition strategy.

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

Corporate/Other

The following table sets forth Corporate/Other results for the years ended December 31, 2015, 2014 and 2013:

				2015 vs. 2014 Increase/(Decrease)		2014 vs. 2013 Increase/(Decrease)
(in millions)	2015	2014	2013	$	%	$	%
Restructuring, exit and impairment charges (A)	$4.7	$2.7	$0.7	$2.0	(74.1)%	$2.0	NM
Operating loss	(78.8)	(70.4)	(70.0)	8.4	11.9%	0.4	0.6%
__________

NM = not meaningful

(A)	See Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

Corporate operating expenses increased in 2015 compared with 2014 due to increased charges relating to share-based compensation expense and higher restructuring and impairment charges.

Corporate operating expenses increased in 2014 compared with 2013 and included higher restructuring charges mainly offset by a reduction in project spending and the absence of losses associated with various legal matters that were recorded in 2013.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the years ended December 31, 2015, 2014 and 2013:

(in millions)	2015	2014	2013
Net cash provided by operating activities of continuing operations	$338.3	$246.9	$172.2
Net cash provided by (used for):
Capital expenditures	(132.5)	(124.8)	(126.5)
Proceeds from the sale of property, plant and equipment	2.4	5.8	16.9
Effect of exchange rate changes on cash and cash equivalents	(15.6)	(11.6)	(4.2)
Total free cash flow from continuing operations (A)	$192.6	$116.3	$58.4
__________

(A) The Company defines “Free cash flow from continuing operations” as cash flow from operating and investing activities of continuing operations (excluding cash provided by or used for acquisitions and investments, transfers to/reductions in restricted cash, purchases or sales/maturities of marketable securities) and the effect of exchange rate changes on cash and cash equivalents. Free cash flow from continuing operations is not intended as an alternative measure of cash flow from operations, as determined in accordance with GAAP. The Company uses this financial measure, both in presenting its results to shareholders and the investment community and in its internal evaluation and management of its businesses. Management believes that this financial measure and the information it provides are useful to investors because it permits investors to view Brunswick’s performance using the same tool that management uses to gauge progress in achieving its goals. Management believes that the non-GAAP financial measure “Free cash flow from continuing operations” is also useful to investors because it is an indication of cash flow that may be available to fund investments in future growth initiatives.

Brunswick’s major sources of funds for investments, acquisitions, debt retirements, dividend payments and share repurchase programs are cash generated from operating activities, available cash and marketable securities balances and proceeds from the sale of businesses.  The Company evaluates potential acquisitions, divestitures and joint ventures in the ordinary course of business.

2015 Cash Flow

In 2015, net cash provided by operating activities of continuing operations totaled $338.3 million. The primary driver of the cash provided by operating activities was net earnings from continuing operations net of non-cash expense items. An increase in working capital, excluding the impact of acquisitions, had a negative effect on net cash provided by operating activities.  Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Consolidated Balance Sheets. Accrued expenses decreased $34.2 million during 2015, primarily driven by a reduction in insurance reserves related to the settlement of a product liability matter that was mostly offset by a related reduction in accounts receivable reflecting the impact of insurance proceeds, as well as a reduction in accrued payroll costs due to timing of payrolls.

Net inventories increased $15.2 million due to increases in production to support higher sales volumes and new product introductions; however, increases were at a lower rate than the prior year. Accounts and notes receivable increased $12.3 million, primarily driven by higher fourth quarter sales across all segments.

Net cash used for investing activities of continuing operations during 2015 totaled $84.3 million, which included capital expenditures of $132.5 million. The Company's capital spending was focused on new product introductions, capacity expansion projects in all segments, and other high priority, profit-enhancing projects. Cash paid for the acquisitions of BLA, SCIFIT and Garelick net of cash acquired, totaled $29.7 million in 2015. See Note 4 – Acquisitions in the Notes to Consolidated Financial Statements for further details on the Company's acquisitions. The Company had net proceeds from marketable securities of $71.7 million in 2015. See Note 9 – Investments in the Notes to Consolidated Financial Statements for further details on the Company's investments.

Cash flows used for financing activities of continuing operations were $168.8 million during 2015. The cash outflow was primarily the result of common stock repurchases and cash dividends paid to common stock shareholders.

2014 Cash Flow

In 2014, net cash provided by operating activities of continuing operations totaled $246.9 million. The primary driver of the cash provided by operating activities was net earnings from continuing operations net of non-cash expense items. An increase in working capital, excluding the impact of acquisitions, had a negative effect on net cash provided by operating activities. Net inventories increased $57.1 million due to increases in production and finished goods to support successful new product introductions and to meet seasonal requirements in advance of the 2015 marine selling season. Accounts and notes receivable increased $24.0 million, primarily driven by higher fourth quarter sales across all segments. Partially offsetting these items was an increase in Accounts payable of $13.0 million, which was a result of increased production.

Net cash used for investing activities of continuing operations during 2014 totaled $239.9 million, which included capital expenditures of $124.8 million. The Company's capital spending was focused on new product introductions and growth initiatives, capacity expansion projects in all segments, and high priority, profit-maintaining capital and investments targeting operating cost reductions. The Company also had net purchases of marketable securities of $70.5 million in 2014. See Note 9 – Investments in the Notes to Consolidated Financial Statements for further details on the Company's investments. Cash paid for the acquisitions of Whale and Bell, net of cash acquired, totaled $41.5 million in 2014. See Note 4 – Acquisitions in the Notes to Consolidated Financial Statements for further details on the Company's acquisitions. The Company also transferred $9.1 million to restricted cash in 2014 as discussed in Note 13 – Commitments and Contingencies in the Notes to Consolidated Financial Statements. Partially offsetting these items were $5.8 million in proceeds from the sale of property, plant and equipment in the normal course of business mainly in the Company's Boat segment.

Cash flows used for financing activities of continuing operations were $60.7 million during 2014. The cash outflow was primarily the result of cash dividends paid to common stock shareholders and common stock repurchases.

2013 Cash Flow

In 2013, net cash provided by operating activities of continuing operations totaled $172.2 million. The primary driver of the cash provided by operating activities was earnings adjusted for non-cash items, including the reversal of deferred tax valuation allowance reserves and debt extinguishment losses. Net cash provided by operating activities also included unfavorable changes in working capital. Inventory increased $22.1 million driven primarily by the Company's Marine Engine segment in response to strong market demand for outboard products, to meet seasonal requirements in advance of the 2014 marine selling season and to support new product introductions. Accounts payable decreased $16.2 million during 2013 due to timing of payments. The increase in Accounts and notes receivable of $14.5 million during 2013 was driven primarily by higher fourth quarter sales across the Company's Marine Engine and Fitness segments when compared with 2012, partially offset by the improved timing of customer payments.

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

Liquidity and Capital Resources

The Company views its highly liquid assets as of December 31, 2015 and 2014 as:

(in millions)	2015	2014
Cash and cash equivalents	$657.3	$552.7
Short-term investments in marketable securities	11.5	83.2
Total cash, cash equivalents and marketable securities	$668.8	$635.9

The following table sets forth an analysis of Total liquidity as of December 31, 2015 and 2014:

(in millions)	2015	2014
Cash, cash equivalents and marketable securities	$668.8	$635.9
Amounts available under lending facilities(A)	296.2	294.1
Total liquidity (B)	$965.0	$930.0

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

Cash, cash equivalents and marketable securities totaled $668.8 million as of December 31, 2015, an increase of $32.9 million from $635.9 million as of December 31, 2014. Total debt as of December 31, 2015 and December 31, 2014 was $448.5 million and $451.8 million, respectively.  The Company's debt-to-capitalization ratio improved to 25.9 percent as of December 31, 2015, from 27.8 percent as of December 31, 2014.

In June 2014, the Company amended and restated the five-year $300.0 million secured, asset-based borrowing facility it entered into during March 2011 and converted it into a five-year $300.0 million secured facility (Facility) which is in effect through 2019. Under the terms of the agreement, the security was released as of December 26, 2014. As of December 31, 2015, available borrowing capacity totaled $296.2 million, net of $3.8 million of letters of credit outstanding under the Facility.  The Company has the ability to issue up to $100.0 million in letters of credit under the Facility.  The Company had no borrowings under the Facility during the year ended December 31, 2015.  The Company initially paid a facility fee of 25.0 basis points per annum, however in August 2014, the fee was adjusted to 20.0 basis points per annum based on the Company's leverage ratio.  Once the Company achieves the Investment Grade Release Conditions, the facility fee per annum will be within a range of 12.5 to 35.0 basis points based on the Company's credit rating. The Investment Grade Release Conditions are defined as the date upon which the Company receives an investment grade credit rating by either Standard & Poor's or Moody's and meets the leverage ratio requirements of less than or equal to 2.25:1.00 for the prior two fiscal quarters. Under the terms of the Facility, the Company has two borrowing options, including borrowing at a rate tied to adjusted LIBOR plus a spread of 130.0 basis points or a base rate plus a margin of 30.0 basis points. The rates are determined by a leverage ratio, with a range of 130.0 to 190.0 basis points for LIBOR rate borrowings and a range of 30.0 to 90.0 basis points for base rate borrowings, until the occurrence of the Investment Grade Release Conditions, on and after which the rate will be determined by the Company’s credit ratings, with a range of 100.0 to 190.0 basis points for LIBOR rate borrowings and a range of 0.0 to 90.0 basis points for base rate borrowings.

The Company is required to maintain compliance with two financial covenants included in the Facility - a minimum interest coverage ratio and a maximum leverage ratio.  The minimum interest coverage ratio, as defined in the agreement, is not permitted to be less than 3.50 to 1.00. The maximum leverage ratio, as defined in the agreement, is not permitted to be more than 3.00 to 1.00, unless the Company completes an acquisition of more than $100.0 million, which increases the maximum leverage ratio to 3.25 to 1.00 for the twelve months following the acquisition. As of December 31, 2015, the Company was in compliance with these two financial covenants in the Facility.

Management believes that the Company has adequate sources of liquidity to meet the Company's short-term and long-term needs. As a result of debt retirements completed in 2013, the next significant long-term debt maturity is not until 2021. The Company's debt reduction activities are largely completed, however, the Company may continue to opportunistically retire debt.

On October 22, 2014, the Company’s Board of Directors authorized a program to repurchase up to $200 million of the Company’s outstanding common stock. Share repurchases will be completed in the open market or through privately negotiated transactions. The Company’s share repurchase program does not obligate it to acquire any specific number of shares, and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. As of December 31, 2015, the Company has repurchased $140.0 million of common stock under this program, with $120.0 million repurchased during 2015. The Company expects to systematically complete the remainder of the current program in 2016.

As described earlier, the Company expects to increase earnings before income taxes in 2016 when compared with 2015. The Company's working capital performance in 2016 will be influenced primarily by revenue growth. Additionally, the Company plans to make cash contributions to its defined benefit pension plans of approximately $35 million to $45 million in 2016. Net working capital activity is expected to reflect a usage of cash in 2016 in the range of $60 million to $80 million, including payments under deferred compensation arrangements in connection with planned management transitions. The Company's plans include capital expenditures of approximately 4 percent to 4.5 percent of 2016 net sales, with a substantial portion directed at growth and profit enhancing projects, including executing against capacity expansion plans in each of the Company's segments. Despite higher investment spending levels and a usage of cash for working capital, the Company plans to generate free cash flow in 2016 in excess of $200 million.

The aggregate funded status of the Company's qualified defined benefit pension plans, measured as a percentage of the projected benefit obligation, was approximately 74 percent at December 31, 2015 compared with approximately 76 percent at December 31, 2014. As of December 31, 2015, the Company's qualified defined benefit pension plans were underfunded on an aggregate projected benefit obligation basis by $262.4 million which represented a $47.4 million improvement from 2014 due to higher discount rates partially offset by unfavorable investment experience. See Note 17 – Postretirement Benefits in the Notes to Consolidated Financial Statements for more details.

The Company contributed $70.0 million to its qualified defined benefit pension plans in 2015 compared with $70.2 million of contributions in 2014. The Company also contributed $3.6 million to fund benefit payments in its nonqualified defined benefit pension plan in both 2015 and 2014. Planned Company contributions for 2016 are subject to change based on market conditions, pension funding regulations and Company discretion.

Pension Expense

Pension expense in 2016 is projected to be $15 million, an increase from $11.7 million in 2015. Comparisons between 2016 and 2015 include the impact of a new methodology used to calculate the interest cost component of pension expense and a decline in the assumed rate of return on plan assets, primarily due to shifts in asset allocations toward fixed income investments. In 2015 and prior years, the Company used a single-weighted average discount rate to calculate pension and postretirement interest costs. The Company plans to utilize a "spot rate approach" in the calculation of pension and postretirement interest costs for 2016 and beyond to provide a more precise measurement of service and interest costs. The spot rate approach applies separate discount rates for each projected benefit payment in the calculation of pension and postretirement interest and service costs. This calculation change is considered to be a change in accounting estimate and will be applied prospectively in 2016.

Financial Services

The Company, through its Brunswick Financial Services Corporation subsidiary, owns a 49 percent interest in a joint venture, Brunswick Acceptance Company, LLC (BAC). CDF Ventures, LLC (CDFV), a subsidiary of GE Capital Corporation (GECC), owns the remaining 51 percent. Effective July 31, 2015, the joint venture was extended through December 31, 2019. On October 13, 2015, GECC reached an agreement with Wells Fargo & Company to sell its Commercial Distribution Finance business, including CDFV and its interest in the BAC joint venture. The transaction is expected to be completed in 2016 and the Company does not anticipate it will have a material effect on BAC.

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

Contractual Obligations

The following table sets forth a summary of the Company's contractual cash obligations as of December 31, 2015:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Debt (A)	$456.9	$6.0	$11.1	$11.6	$428.2
Interest payments on long-term debt	237.0	27.0	53.7	53.3	103.0
Operating leases (B)	133.9	33.4	52.5	22.8	25.2
Purchase obligations (C)	118.6	115.5	3.1	—	—
Deferred management compensation (D)	59.4	22.0	3.0	2.0	32.4
Other tax liabilities (E)	0.1	0.1	—	—	—
Other long-term liabilities (F)	175.9	37.9	84.5	33.3	20.2
Total contractual obligations	$1,181.8	$241.9	$207.9	$123.0	$609.0
__________

(A)
See Note 16 – Debt in the Notes to Consolidated Financial Statements for additional information on the Company's debt. “Debt” refers to future cash principal payments. Debt also includes the Company's capital leases as discussed in Note 21 – Leases in the Notes to Consolidated Financial Statements.

(B)	See Note 21 – Leases in the Notes to Consolidated Financial Statements for additional information on the Company's operating and capital leases.

(C)	Purchase obligations represent agreements with suppliers and vendors at the end of 2015 for raw materials and other supplies as part of the normal course of business.

(D)	Amounts primarily represent long-term deferred compensation plans for Company management. Payments are assumed to be equal to the remaining liability.

(E)
Represents the expected cash obligations related to the Company's liability for uncertain income tax positions. As of December 31, 2015, the Company's total liability for uncertain tax positions including interest was $4.9 million. Due to the high degree of uncertainty regarding the timing of potential future cash outflows associated with these liabilities, other than the items included in the table above, the Company was unable to make a reasonably reliable estimate of the amount and period in which these remaining liabilities might be paid.

(F)
Other long-term liabilities include amounts recorded as secured obligations for lease and other long-term receivables originated by the Company and assigned to third parties where the transfer of assets do not meet the conditions for a sale as a result of the Company's contingent obligation to repurchase the receivables in the event of customer non-payment. Amounts above also include obligations under deferred revenue arrangements and future projected payments related to the Company's nonqualified pension plans. Other long-term liabilities also include $12.6 million of required qualified pension plan contributions to be paid in 2016; however, the Company anticipates contributing additional discretionary contributions to bring the total contributions to qualified and nonqualified pension plans to approximately $38.8 million. Additionally, $4.4 million of scheduled retiree health care and life insurance benefit plan payments are included in other long-term liabilities. Due to the high degree of uncertainty regarding the potential future cash outflows associated with these plans, the Company is unable to provide a reasonably reliable estimate of the amounts and periods in which any additional liabilities might be paid.

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

For 2015, the Company determined through qualitative assessment that it was not “more likely than not” that the fair values of its reporting units are less than their carrying values. As a result, the Company was not required to perform the two-step impairment test for 2015. The Company did not record any goodwill impairments in 2015, 2014 or 2013.

For 2014, the impairment test for goodwill was a two-step process. The first step compared the fair value of each reporting unit with its carrying amount. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed to measure the amount of the impairment loss, if any. In this second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

The Company calculated the fair value of its reporting units considering both the income approach and the guideline public company method.  The income approach calculates the fair value of the reporting unit using a discounted cash flow approach utilizing a Gordon Growth model.  Internally forecasted future cash flows, which the Company believes reasonably approximate market participant assumptions, are discounted using a weighted average cost of capital (Discount Rate) developed for each reporting unit.  The Discount Rate is developed using market observable inputs, as well as considering whether or not there is a measure of risk related to the specific reporting unit’s forecasted performance.  Fair value under the guideline public company method is determined by applying market multiples for that reporting unit’s comparable public companies to the unit’s financial results.  The key uncertainties in these calculations are the assumptions used in a reporting unit’s forecasted future performance, including revenue growth and operating margins, as well as the perceived risk associated with those forecasts, and selecting representative market multiples.

The Company's primary intangible assets are customer relationships and trade names acquired in business combinations. The costs of amortizable intangible assets are amortized over their expected useful lives, typically between three and fifteen years, using the straight-line method. Intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets described below. Intangible assets not subject to amortization are assessed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset. The fair value of trade names is measured using a relief-from-royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid to third parties had the Company not owned the trade name and instead licensed the trade name from another company. Higher royalty rates are assigned to premium brands within the marketplace based on name recognition and profitability, while other brands receive lower royalty rates. The basis for future cash flow projections is internal revenue forecasts by brand, which the Company believes represent reasonable market participant assumptions, to which the selected royalty rate is applied. These future cash flows are discounted using the applicable Discount Rate as well as any potential risk premium to reflect the inherent risk of holding a standalone intangible asset. The key uncertainties in this calculation are the selection of an appropriate royalty rate and assumptions used in developing internal revenue growth forecasts, as well as the perceived risk associated with those forecasts in developing the Discount Rate.

The Company did not record any indefinite-lived intangible asset impairments during 2015, 2014 or 2013.

Long-Lived Assets. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of its definite-lived intangible assets--excluding goodwill and indefinite-lived trade names--and other long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. Once an impairment indicator is identified, the Company tests for recoverability of the related asset group using an estimate of undiscounted cash flows over the remaining asset group's life. If an asset group's carrying value is not recoverable, the Company records an impairment loss based on the excess of the carrying value of the asset group over the long-lived asset group's fair value. Fair value is determined using observable inputs, including the use of appraisals from independent third parties, when available, and, when observable inputs are not available, based on the Company's assumptions of the data that market participants would use in pricing the asset or liability, based on the best information available in the circumstances. Specifically, the Company uses discounted cash flows to determine the fair value of the asset when observable inputs are unavailable. The Company tested its long-lived asset balances for impairment as indicators presented themselves during 2015, 2014 or 2013, resulting in impairment charges of $11.9 million, $1.5 million and $7.1 million, respectively, which are recognized in Restructuring, exit and impairment charges and Selling, general and administrative expense in the Consolidated Statements of Operations.

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

Recent Accounting Pronouncements

See Note 1 – Significant Accounting Policies in the Notes to Consolidated Financial Statements for the recent accounting pronouncements that have been adopted during the year ended December 31, 2015, or will be adopted in future periods.

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

The Company uses foreign currency forward and option contracts to manage foreign exchange rate exposure related to anticipated transactions, and assets and liabilities that are subject to risk from foreign currency rate changes. The Company's principal currency exposures relate to the Euro, Japanese yen, Canadian dollar, Australian dollar and Brazilian real. The Company hedges certain anticipated transactions with financial instruments whose maturity date, along with the realized gain or loss, occurs on or near the execution of the anticipated transaction. The Company manages foreign currency exposure of certain assets or liabilities through the use of derivative financial instruments such that the gain or loss on the derivative financial instrument offsets the loss or gain recognized on the asset or liability, respectively.

Certain raw materials the Company uses are exposed to the effect of changing commodity prices. Accordingly, the Company uses commodity swap agreements, futures contracts and supplier agreements to manage fluctuations in prices of anticipated purchases of certain raw materials, including aluminum, copper and natural gas.

From time-to-time, the Company enters into forward-starting interest rate swaps to hedge the interest rate risk associated with the future issuance of long-term debt. There were no forward-starting interest rate swaps outstanding at December 31, 2015. The Company uses fixed-to-floating interest rate swaps to convert a portion of the Company's long-term debt from fixed-to-floating rate debt. An interest rate swap is entered into with the expectation that the change in the fair value of the interest rate swap will offset the change in the fair value of the debt instrument attributable to changes in the benchmark interest rate. Each period, the change in the fair value of the interest rate swap asset or liability is recorded as a change in the fair value of the corresponding debt instrument.

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

(in millions)	2015	2014
Risk Category
Foreign exchange	$34.1	$23.5
Commodity prices	$0.7	$2.0
Interest rates	$1.8	$2.6

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedule on page 48.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively), the Company has evaluated its disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a -15(e) and 15d -15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

Management's Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included a report of management's assessment of the effectiveness of its internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Management's report is included in the Company's 2015 Financial Statements under the captions entitled “Report of Management on Internal Control Over Financial Reporting” and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information pursuant to this Item with respect to the Directors of the Company, the Company's Audit Committee and the Company's code of ethics is incorporated by reference from the discussion under the headings Proposal No. 1: Election of Directors and Corporate Governance in the Company's proxy statement for the 2016 Annual Meeting of Stockholders (Proxy Statement). Information pursuant to this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the discussion under the heading Section 16(a) Beneficial Ownership Reporting Requirements in the Proxy Statement.

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

Item 14. Principal Accounting Fees and Services

Information pursuant to this Item with respect to fees for professional services rendered by the Company's independent registered public accounting firm and the Audit Committee's policy on pre-approval of audit and permissible non-audit services of the Company's independent registered public accounting firm is incorporated by reference from the discussion in the Proxy Statement under the heading Proposal No. 3: Ratification of the Appointment of Independent Registered Public Accounting Firm.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The financial statements and schedule filed as part of this Annual Report on Form 10-K are listed in the accompanying Index to Financial Statements and Financial Statement Schedule on page 48. The exhibits filed as a part of this Annual Report are listed in the accompanying Exhibit Index on page 106.

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

Based on the Company's evaluation under the framework in Internal Control - Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2015. The effectiveness of internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its attestation report, which is included herein.

Brunswick Corporation
Lake Forest, Illinois
February 17, 2016

BRUNSWICK CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Brunswick Corporation
Lake Forest, Illinois

We have audited the internal control over financial reporting of Brunswick Corporation and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 17, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 17, 2016

BRUNSWICK CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Brunswick Corporation
Lake Forest, Illinois

We have audited the accompanying consolidated balance sheets of Brunswick Corporation and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for the years ended December 31, 2015 and 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brunswick Corporation and subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE AND TOUCHE LLP

Chicago, Illinois
February 17, 2016

BRUNSWICK CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Brunswick Corporation

We have audited the accompanying consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows of Brunswick Corporation for each year ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Brunswick Corporation for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 14, 2014, except for Note 2, as to which the date is February 20, 2015

BRUNSWICK CORPORATION Consolidated Statements of Operations

	For the Years Ended December 31
(in millions, except per share data)	2015	2014	2013
Net sales	$4,105.7	$3,838.7	$3,599.7
Cost of sales	2,991.1	2,801.9	2,650.4
Selling, general and administrative expense	562.3	556.6	536.2
Research and development expense	125.9	119.6	114.8
Pension settlement charge	82.3	27.9	—
Restructuring, exit and impairment charges	12.4	4.2	16.5
Operating earnings	331.7	328.5	281.8
Impairment of equity method investment	—	(20.2)	—
Equity earnings (loss)	3.7	1.8	(2.1)
Other income, net	5.4	6.5	2.4
Earnings before interest, loss on early extinguishment of debt and income taxes	340.8	316.6	282.1
Interest expense	(27.8)	(29.8)	(41.9)
Interest income	2.2	1.2	1.5
Loss on early extinguishment of debt	—	(0.1)	(32.8)
Earnings before income taxes	315.2	287.9	208.9
Income tax provision (benefit)	87.8	93.0	(547.9)
Net earnings from continuing operations	227.4	194.9	756.8

Discontinued operations:
Earnings (loss) from discontinued operations, net of tax	1.2	(1.8)	10.8
Gain on disposal of discontinued operations, net of tax	12.8	52.6	1.6
Net earnings from discontinued operations, net of tax	14.0	50.8	12.4
Net earnings	$241.4	$245.7	$769.2

Earnings per common share:
Basic
Earnings from continuing operations	$2.45	$2.08	$8.30
Earnings from discontinued operations	0.15	0.55	0.13
Net earnings	$2.60	$2.63	$8.43

Diluted
Earnings from continuing operations	$2.41	$2.05	$8.07
Earnings from discontinued operations	0.15	0.53	0.13
Net earnings	$2.56	$2.58	$8.20

Weighted average shares used for computation of:
Basic earnings per common share	93.0	93.6	91.2
Diluted earnings per common share	94.3	95.1	93.8

Cash dividends declared per common share	$0.525	$0.45	$0.10

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Consolidated Statements of Comprehensive Income

	For the Years Ended December 31
(in millions)	2015	2014	2013
Net earnings	$241.4	$245.7	$769.2
Other comprehensive income (loss), net of tax:
Foreign currency translation:
Foreign currency translation adjustments arising during period (A) (C)	(41.9)	(26.2)	(6.7)
Less: reclassification of foreign currency translation included in Net earnings (B) (C)	—	0.7	(0.7)
Net foreign currency translation	(41.9)	(25.5)	(7.4)
Defined benefit plans:
Net actuarial gains (losses) arising during period (A) (C)	(14.1)	(83.7)	145.4
Less: amortization of prior service credits included in Net earnings (B) (C)	(0.8)	(1.3)	(7.0)
Less: amortization of net actuarial losses included in Net earnings (B) (C)	63.6	25.7	23.2
Net defined benefit plans	48.7	(59.3)	161.6
Derivatives:
Net gains (losses) on derivatives arising during period (A) (C)	8.4	4.4	(5.3)
Less: reclassification adjustment included in Net earnings (B) (C)	(8.8)	1.4	4.7
Net unrealized gains (losses) on derivatives	(0.4)	5.8	(0.6)
Other comprehensive income (loss)	6.4	(79.0)	153.6
Comprehensive income	$247.8	$166.7	$922.8

(A) The tax effects for the year ended December 31, 2015 were $(10.6) million for foreign currency translation, $10.4 million for net actuarial gains (losses) arising during the period and $(3.6) million for derivatives. The tax effects for the year ended December 31, 2014 were $8.9 million for foreign currency translation, $53.2 million for net actuarial gains (losses) arising during the period and $(2.1) million for derivatives. The tax effects for the year ended December 31, 2013 were $0.0 million for foreign currency translation, $0.4 million for net actuarial gains (losses) arising during the period and $(0.8) million for derivatives.

(B) See Note 19 – Comprehensive Income for the tax effects for the years ended December 31, 2015, December 31, 2014 and December 31, 2013.

(C)
Pre-tax and after-tax amounts for the year ended December 31, 2013 are substantially the same as the Company maintained a tax valuation allowance for these items until its reversal at December 31, 2013. See Note 12 – Income Taxes and Note 19 – Comprehensive Income for additional details.

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Consolidated Balance Sheets

	As of December 31
(in millions)	2015	2014
Assets
Current assets
Cash and cash equivalents, at cost, which approximates fair value	$657.3	$552.7
Short-term investments in marketable securities	11.5	83.2
Total cash, cash equivalents and short-term investments in marketable securities	668.8	635.9
Restricted cash	12.7	15.6
Accounts and notes receivable, less allowances of $13.8 and $16.3	398.1	386.5
Inventories
Finished goods	444.4	434.9
Work-in-process	88.4	82.1
Raw materials	152.2	135.3
Net inventories	685.0	652.3
Deferred income taxes	180.5	208.0
Prepaid expenses and other	39.8	39.5
Current assets held for sale	—	30.0
Current assets	1,984.9	1,967.8

Property
Land	24.2	23.6
Buildings and improvements	351.8	335.6
Equipment	886.8	847.2
Total land, buildings and improvements and equipment	1,262.8	1,206.4
Accumulated depreciation	(861.4)	(844.1)
Net land, buildings and improvements and equipment	401.4	362.3
Unamortized product tooling costs	103.8	98.0
Net property	505.2	460.3

Other assets
Goodwill	298.7	296.9
Other intangibles, net	55.1	45.5
Equity investments	21.5	19.0
Non-current deferred tax asset	239.7	290.9
Other long-term assets	47.4	37.5
Long-term assets held for sale	—	12.6
Other assets	662.4	702.4

Total assets	$3,152.5	$3,130.5

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Consolidated Balance Sheets

	As of December 31
(in millions)	2015	2014
Liabilities and shareholders’ equity
Current liabilities
Current maturities of long-term debt	$6.0	$5.5
Accounts payable	339.1	317.4
Accrued expenses	563.0	561.5
Current liabilities held for sale	—	15.7
Current liabilities	908.1	900.1

Long-term liabilities
Debt	442.5	446.3
Deferred income taxes	12.3	3.2
Postretirement benefits	347.5	398.2
Other	160.8	203.0
Long-term liabilities held for sale	—	8.2
Long-term liabilities	963.1	1,058.9

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares; outstanding: 90,813,000 and 92,694,000 shares	76.9	76.9
Additional paid-in capital	408.0	395.0
Retained earnings	1,660.4	1,467.3
Treasury stock, at cost: 11,725,000 and 9,844,000 shares	(389.9)	(287.2)
Accumulated other comprehensive loss, net of tax:
Foreign currency translation	(56.4)	(14.5)
Defined benefit plans:
Prior service costs	(4.7)	(3.9)
Net actuarial losses	(407.1)	(456.6)
Unrealized losses on derivatives	(5.9)	(5.5)
Total accumulated other comprehensive loss	(474.1)	(480.5)
Shareholders’ equity	1,281.3	1,171.5

Total liabilities and shareholders’ equity	$3,152.5	$3,130.5

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Consolidated Statements of Cash Flows

	For the Years Ended December 31
(in millions)	2015	2014	2013
Cash flows from operating activities
Net earnings	$241.4	$245.7	$769.2
Less: net earnings from discontinued operations, net of tax	14.0	50.8	12.4
Net earnings from continuing operations	227.4	194.9	756.8
Depreciation and amortization	88.9	81.2	71.4
Pension (funding), net of expense	20.4	(31.1)	(35.3)
Other long-lived asset impairment charges	13.0	0.2	6.7
Deferred income taxes	43.6	48.3	(604.4)
Excess tax benefits from share-based compensation	(7.0)	(8.4)	(37.2)
Equity in (earnings) losses of unconsolidated affiliates, net of dividends	(3.7)	(1.8)	2.5
Impairment of equity method investment	—	20.2	—
Loss on early extinguishment of debt	—	0.1	32.8
Changes in certain current assets and current liabilities, excluding acquisitions
Change in accounts and notes receivable	(12.3)	(24.0)	(14.5)
Change in inventory	(15.2)	(57.1)	(22.1)
Change in prepaid expenses and other	(3.1)	(4.3)	(1.8)
Change in accounts payable	1.1	13.0	(16.2)
Change in accrued expenses	(34.2)	5.7	(8.5)
Income taxes	11.4	(0.8)	24.6
Other, net	8.0	10.8	17.4
Net cash provided by operating activities of continuing operations	338.3	246.9	172.2
Net cash provided by (used for) operating activities of discontinued operations	(14.8)	1.3	2.1
Net cash provided by operating activities	323.5	248.2	174.3

Cash flows from investing activities
Capital expenditures	(132.5)	(124.8)	(126.5)
Purchases of marketable securities	(47.6)	(82.4)	(21.6)
Sales or maturities of marketable securities	119.3	11.9	152.6
Reductions in (transfers to) restricted cash	2.9	(9.1)	6.5
Investments	0.9	0.2	(1.5)
Acquisition of businesses, net of cash acquired	(29.7)	(41.5)	—
Proceeds from the sale of property, plant and equipment	2.4	5.8	16.9
Net cash provided by (used for) investing activities of continuing operations	(84.3)	(239.9)	26.4
Net cash provided by (used for) investing activities of discontinued operations	44.5	260.2	(7.8)
Net cash provided by (used for) investing activities	(39.8)	20.3	18.6

Cash flows from financing activities
Net payments of short-term debt	—	—	(1.7)
Net proceeds from issuances of long-term debt	0.1	0.5	146.6
Payments of long-term debt including current maturities	(3.4)	(5.3)	(262.4)
Net premium paid on early extinguishment of debt	—	(0.1)	(24.6)
Common stock repurchases	(120.0)	(20.0)	—
Cash dividends paid	(48.3)	(41.7)	(9.1)
Excess tax benefits from share-based compensation	7.0	8.4	37.2
Proceeds from share-based compensation activity	4.5	10.7	46.9
Tax withholding associated with shares issued for share-based compensation	(8.7)	(11.0)	(49.4)
Other, net	—	(2.2)	—
Net cash used for financing activities of continuing operations	(168.8)	(60.7)	(116.5)
Net cash provided by financing activities of discontinued operations	5.3	—	—
Net cash used for financing activities	(163.5)	(60.7)	(116.5)

Effect of exchange rate changes on cash and cash equivalents	(15.6)	(11.6)	(4.2)
Net increase in cash and cash equivalents	104.6	196.2	72.2
Cash and cash equivalents at beginning of period	552.7	356.5	284.3

Cash and cash equivalents at end of period	$657.3	$552.7	$356.5

Supplemental cash flow disclosures:
Interest paid	$28.5	$31.1	$80.6
Income taxes paid, net	$32.8	$45.5	$31.9

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Consolidated Statements of Shareholders' Equity

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2012	$76.9	$440.8	$503.2	$(388.1)	$(555.1)	$77.7
Net earnings	—	—	769.2	—	—	769.2
Other comprehensive income	—	—	—	—	153.6	153.6
Dividends ($0.10 per common share)	—	—	(9.1)	—	—	(9.1)
Compensation plans and other	—	(47.8)	—	94.8	—	47.0
Balance, December 31, 2013	76.9	393.0	1,263.3	(293.3)	(401.5)	1,038.4
Net earnings	—	—	245.7	—	—	245.7
Other comprehensive loss	—	—	—	—	(79.0)	(79.0)
Dividends ($0.45 per common share)	—	—	(41.7)	—	—	(41.7)
Compensation plans and other	—	2.0	—	26.1	—	28.1
Common stock repurchases	—	—	—	(20.0)	—	(20.0)
Balance, December 31, 2014	76.9	395.0	1,467.3	(287.2)	(480.5)	1,171.5
Net earnings	—	—	241.4	—	—	241.4
Other comprehensive income	—	—	—	—	6.4	6.4
Dividends ($0.525 per common share)	—	—	(48.3)	—	—	(48.3)
Compensation plans and other	—	13.0	—	17.3	—	30.3
Common stock repurchases	—	—	—	(120.0)	—	(120.0)
Balance, December 31, 2015	$76.9	$408.0	$1,660.4	$(389.9)	$(474.1)	$1,281.3

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 1 – Significant Accounting Policies

Basis of Presentation. Brunswick Corporation (Brunswick or the Company) has prepared its consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain previously reported amounts have been reclassified to conform to the current period presentation, including reclassifying the effect of exchange rate changes on cash and cash equivalents from Other, net in operating activities and the presentation of certain share-based compensation activity on a gross versus net basis in the Consolidated Statements of Cash Flows. As indicated in Note 2 – Discontinued Operations, Brunswick's results as discussed in the financial statements reflect continuing operations only, unless otherwise noted.

Principles of Consolidation. Brunswick's consolidated financial statements include the accounts of all majority owned and controlled domestic and foreign subsidiaries. Intercompany balances and transactions have been eliminated.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

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

Restricted Cash. The Company considers the cash deposited in a trust that is pledged as collateral against certain workers' compensation-related obligations to be restricted cash. Refer to Note 13 – Commitments and Contingencies for more information.

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

Inventories. Inventories are valued at the lower of cost or market, with market based on replacement cost or net realizable value. Approximately 49 percent and 47 percent of the Company's inventories were determined by the first-in, first-out method (FIFO) at December 31, 2015 and December 31, 2014, respectively. Remaining inventories valued at the last-in, first-out method (LIFO), were $123.8 million and $122.4 million lower than the FIFO cost of inventories at December 31, 2015 and 2014, respectively. Inventory cost includes material, labor and manufacturing overhead. There were no liquidations of LIFO inventory layers in 2015, 2014 or 2013.

Property. Property, including major improvements and product tooling costs, is recorded at cost. Product tooling costs principally comprise the cost to acquire and construct various long-lived molds, dies and other tooling the Company uses in its manufacturing processes. Design and prototype development costs associated with product tooling are expensed as incurred. Maintenance and repair costs are also expensed as incurred. Depreciation is recorded over the estimated service lives of the related assets, principally using the straight-line method. Buildings and improvements are depreciated over a useful life of five to forty years. Equipment is depreciated over a useful life of two to twenty years. Product tooling costs are amortized over the shorter of the useful life of the tooling or the anticipated life of the applicable product, for a period not to exceed eight years. The Company capitalizes interest on qualifying assets during the construction period. The Company presents capital expenditures on a cash basis within the Consolidated Statement of Cash Flows. There were $26.6 million and $10.2 million of unpaid capital expenditures within Accounts payable and Accrued expenses as of December 31, 2015 and 2014, respectively. The Company includes gains and losses recognized on the sale and disposal of property in either Selling, general and administrative expenses or Restructuring, exit and impairment charges as appropriate. The amount of gains and losses for the years ended December 31 was as follows:

(in millions)	2015	2014	2013
Gains on the sale of property	$1.1	$1.8	$5.5
Losses on the sale and disposal of property	(2.0)	(0.5)	(0.1)
Net gains (losses) on sale and disposal of property	$(0.9)	$1.3	$5.4

Software Development Costs. The Company expenses all software development and implementation costs incurred until the Company has determined that the software will result in probable future economic benefit and management has committed to funding the project. Once this is determined, external direct costs of material and services, payroll-related costs of employees working on the project and related interest costs incurred during the application development stage are capitalized. These capitalized costs are amortized over three to seven years. All other related costs, including training costs and costs to re-engineer business processes, are expensed as incurred.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Goodwill and Other Intangibles. Goodwill and other intangible assets primarily result from business acquisitions. The Company records the excess of cost over net assets of businesses acquired as goodwill. The Company reviews these assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The reporting units with goodwill balances are the Company's Fitness and Marine Engine segments.

For 2015, the Company determined through qualitative assessment that it was not “more likely than not” that the fair values of its reporting units are less than their carrying values. As a result, the Company was not required to perform the two-step impairment test for 2015. The Company did not record any goodwill impairments in 2015, 2014 or 2013.

For 2014, the impairment test for goodwill was a two-step process. The first step compared the fair value of each reporting unit with its carrying amount. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed to measure the amount of the impairment loss, if any. In this second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

The Company calculated the fair value of its reporting units considering both the income approach and the guideline public company method.  The income approach calculates the fair value of the reporting unit using a discounted cash flow approach utilizing a Gordon Growth model.  Internally forecasted future cash flows, which the Company believes reasonably approximate market participant assumptions, are discounted using a weighted average cost of capital (Discount Rate) developed for each reporting unit.  The Discount Rate is developed using market observable inputs, as well as considering whether or not there is a measure of risk related to the specific reporting unit’s forecasted performance.  Fair value under the guideline public company method is determined by applying market multiples for that reporting unit’s comparable public companies to the unit’s financial results.  The key uncertainties in these calculations are the assumptions used in a reporting unit’s forecasted future performance, including revenue growth and operating margins, as well as the perceived risk associated with those forecasts, and selecting representative market multiples.

The Company's primary intangible assets are customer relationships, trade names and patents and proprietary technology acquired in business combinations. The costs of amortizable intangible assets are amortized over their expected useful lives, typically between three and fifteen years, using the straight-line method. Intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets described below. Intangible assets not subject to amortization are assessed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset. The fair value of trade names is measured using a relief-from-royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid to third parties had the Company not owned the trade name and instead licensed the trade name from another company. Higher royalty rates are assigned to premium brands within the marketplace based on name recognition and profitability, while other brands receive lower royalty rates. The basis for future cash flow projections is internal revenue forecasts by brand, which the Company believes represent reasonable market participant assumptions, to which the selected royalty rate is applied. These future cash flows are discounted using the applicable Discount Rate as well as any potential risk premium to reflect the inherent risk of holding a standalone intangible asset. The key uncertainties in this calculation are the selection of an appropriate royalty rate and assumptions used in developing internal revenue growth forecasts, as well as the perceived risk associated with those forecasts in developing the Discount Rate.

The Company did not record any indefinite-lived intangible asset impairments during 2015, 2014 or 2013.

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

The Company periodically evaluates the carrying value of its investments, and at December 31, 2015 and 2014, such investments were recorded at the lower of cost or fair value. In the fourth quarter of 2014, the Company recorded a $20.2 million impairment charge in order to reflect the fair value of the Company’s equity method investment in Bella-Veneet Oy (Bella), a Finnish boat manufacturer, as discussed in Note 9 – Investments.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Long-Lived Assets. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of its definite-lived intangible assets--excluding goodwill and indefinite-lived trade names--and other long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. Once an impairment indicator is identified, the Company tests for recoverability of the related asset group using an estimate of undiscounted cash flows over the remaining asset group's life. If an asset group's carrying value is not recoverable, the Company records an impairment loss based on the excess of the carrying value of the asset group over the long-lived asset group's fair value. Fair value is determined using observable inputs, including the use of appraisals from independent third parties, when available, and, when observable inputs are not available, based on the Company's assumptions of the data that market participants would use in pricing the asset, based on the best information available in the circumstances. Specifically, the Company uses discounted cash flows to determine the fair value of the asset when observable inputs are unavailable. The Company tested its long-lived asset balances for impairment as indicators presented themselves during 2015, 2014 or 2013, resulting in impairment charges of $11.9 million, $1.5 million and $7.1 million, respectively, which are recognized in Restructuring, exit and impairment charges and Selling, general and administrative expense in the Consolidated Statements of Operations.

Other Long-Term Assets. Other long-term assets are mainly long-term receivables originated by the Company and assigned to third parties, long-term derivative assets and other long-term notes receivable. As of December 31, 2015 and 2014, amounts assigned to third parties totaled $23.7 million and $19.6 million, respectively. The assignment of these instruments does not meet sale criteria as a result of the Company's contingent obligation to repurchase the receivables in the event of customer non-payment and therefore is treated as a secured obligation. Accordingly, these amounts were recorded in the Consolidated Balance Sheets under Other long-term assets and Long-term liabilities – Other.

Revenue Recognition. Brunswick's revenue is derived primarily from the sale of boats, marine engines, marine parts and accessories, fitness equipment and active recreation products. Revenue is recognized in accordance with the terms of the sale, primarily upon shipment to customers, once the sales price is fixed or determinable and collectability is reasonably assured. Brunswick offers discounts and sales incentives that include retail promotions, rebates and manufacturer coupons that are recorded as reductions of revenues in Net sales in the Consolidated Statements of Operations. The estimated liability and reduction in revenue for sales incentives is recorded at the later of when the program has been communicated to the customer or at the time of sale. Revenues from freight are included as a part of Net sales in the Consolidated Statements of Operations, whereas shipping, freight and handling costs are included in Cost of sales.

Advertising Costs. The Company records advertising and promotion costs in Selling, general and administrative expense in the Consolidated Statements of Operations in the period when the advertising first takes place. Advertising and promotion costs were $28.7 million, $31.2 million and $30.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Other Comprehensive Income (Loss). Accumulated other comprehensive loss includes prior service costs and credits and net actuarial gains and losses for defined benefit plans, currency translation adjustments and unrealized derivative and investment gains and losses, all net of tax. The net effect of these items reduced Shareholders' equity on a cumulative basis by $474.1 million and $480.5 million as of December 31, 2015 and 2014, respectively.

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

Derivatives. The Company uses derivative financial instruments to manage its risk associated with movements in foreign currency exchange rates, interest rates and commodity prices. These instruments are used in accordance with guidelines established by the Company's management and are not used for trading or speculative purposes. The Company records all derivatives on the Consolidated Balance Sheets at fair value. See Note 14 – Financial Instruments for further discussion.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Recent Accounting Pronouncements.  The following are recent accounting pronouncements that have been adopted during 2015, or will be adopted in future periods.

Classification of Deferred Income Taxes: In November 2015, the Financial Accounting Standards Board (FASB) amended the Accounting Standards Codification (ASC) to require that deferred tax assets and liabilities be classified as non-current on the Consolidated Balance Sheets for all periods presented. The amendment may be applied either retrospectively or prospectively and is effective for fiscal years, and the interim periods thereafter, beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASC amendment, but does not expect it will have a material impact.

Measurement-Period Adjustments: In September 2015, the FASB amended the ASC to eliminate the requirement to retrospectively account for measurement-period adjustments recognized in a business combination. The amendment requires acquirers to recognize these measurement-period adjustments in the period in which they are determined. The amendment is to be applied prospectively and is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2015, with early adoption permitted. The Company early adopted this amendment in 2015 and it did not have a material impact.

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

The Company early adopted this ASC amendment during the second quarter of 2015 which caused the Company to change its method of presentation for debt issuance costs in the Consolidated Balance Sheets for all periods presented. Debt issuance costs of $3.9 million as of December 31, 2014 were reclassified to be presented as a reduction from Long-term debt rather than as a component of Other long-term assets.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 2 – Discontinued Operations

On July 17, 2014, the Company entered into an agreement to sell its retail bowling business to AMF Bowling Centers, Inc. In connection with its decision to sell its bowling centers, the Company also announced its intention to divest its bowling products business. On December 31, 2012, the Board of Directors authorized the Company to exit its Hatteras and Cabo boat businesses. As a result of these actions, these businesses, which were previously recorded in the Company's Bowling & Billiards segment and Boat segment, respectively, were reported as discontinued operations in the Consolidated Statements of Operations for all periods presented. The Company does not have any significant continuing involvement or continuing cash flows associated with these businesses. The assets and liabilities of these businesses met the accounting criteria to be classified as held for sale and were aggregated and reported on separate lines of the Consolidated Balance Sheets.

On September 18, 2014, the Company completed the sale of its retail bowling business to AMF Bowling Centers, Inc. and in separate transactions, completed the sale of two retail bowling centers in California. The sales resulted in net cash proceeds of $272.1 million and resulted in an after-tax gain of $55.1 million. In connection with the sale of its retail bowling business, the Company entered into a trademark licensing agreement allowing AMF Bowling Centers, Inc. to use the Company's bowling retail related trademarks and trade names over a five year period from the date of acquisition. As a result, the Company recorded deferred income of $20.7 million related to this agreement, which will be recognized as Other income in the Consolidated Statements of Operations over five years. In connection with the sale of its retail bowling business, the Company has retained certain liabilities and provided guarantees on the leases of certain bowling centers.

On May 22, 2015, the Company completed the sale of its bowling products business which resulted in net cash proceeds of $42.2 million and an after-tax gain of $10.3 million. In connection with the sale of its bowling products business, the Company has retained certain liabilities.

In August 2013, the Company completed the sale of its Hatteras and Cabo boat businesses resulting in an after-tax gain of $1.6 million.

The following table discloses the results of operations of the businesses reported as discontinued operations for the years ended December 31, 2015, 2014 and 2013, respectively:

(in millions)	2015	2014	2013
Net sales	$37.5	$236.0	$310.8

Earnings (loss) from discontinued operations before income taxes	$1.5	$(3.8)	$13.7
Income tax provision (benefit)	0.3	(2.0)	2.9
Earnings (loss) from discontinued operations, net of tax (A)	1.2	(1.8)	10.8
Gain on disposal of discontinued operations, net of tax (B)	12.8	52.6	1.6
Net earnings from discontinued operations, net of tax	$14.0	$50.8	$12.4

(A) Earnings (loss) from discontinued operations for 2013 includes restructuring, exit and impairment charges, net of tax of $4.9 million.
(B) The Gain on disposal of discontinued operations for 2015 includes a pre-tax and after-tax gain of $12.8 million. The Gain on disposal of discontinued operations for 2014 includes a pre-tax gain of $65.6 million and a net tax provision of $13.0 million. The Gain on disposal of discontinued operations for 2013 includes a pre-tax loss of $1.4 million and a net tax benefit of $3.0 million.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

There were no assets and liabilities recorded as held for sale as of December 31, 2015. The following table reflects the summary of assets and liabilities held for sale for the bowling products business as of December 31, 2014:

(in millions)	December 31, 2014
Accounts and notes receivable, net	$14.0
Net inventory	15.3
Prepaid expenses and other	0.7
Current assets held for sale	30.0

Net property	8.8
Other long-term assets	3.8
Long-term assets held for sale	12.6
Assets held for sale	$42.6

Accounts payable	$4.5
Accrued expenses	11.2
Current liabilities held for sale	15.7

Other liabilities	8.2
Long-term liabilities held for sale	8.2
Liabilities held for sale	$23.9

Note 3 – Restructuring Activities

Brunswick has announced and implemented a number of restructuring initiatives designed to improve the Company’s cost structure, better utilize overall capacity and improve general operating efficiencies.  These initiatives resulted in the recognition of restructuring, exit and impairment charges in the Consolidated Statements of Operations during 2015, 2014 and 2013.

The costs incurred under these initiatives include:

Restructuring and Exit Activities – These amounts mainly relate to:

•	Employee termination and other benefits

•	Costs to retain and relocate employees

•	Consulting costs

•	Consolidation of manufacturing footprint

•	Employee termination and other benefits

•	Lease exit costs

•	Facility shutdown costs

Asset Disposition Actions – These amounts mainly relate to sales of assets and impairments of long-lived tangible and other intangible assets.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The Company has reported restructuring and exit activities based on the specific driver of the cost and reflected the expense in the accounting period when the Company has committed to or incurred the cost, as appropriate. The following table is a summary of the net expense associated with the restructuring, exit and impairment activities for 2015, 2014 and 2013.  The 2015 charges consist of expenses related to actions initiated in 2015. The 2014 charges consist of expenses related to actions initiated in 2014, 2013, 2012, 2010 and 2009. The 2013 charges consist of expenses related to actions initiated in 2013, 2012 and 2009.

(in millions)	2015	2014	2013
Restructuring and exit activities:
Employee termination and other benefits	$1.4	$2.9	$2.7
Current asset write-downs	—	0.5	1.0
Transformation and other costs:
Consolidation of manufacturing footprint	—	1.0	6.7
Retention and relocation costs	0.3	0.3	0.4
Asset disposition actions:
Definite-lived asset impairments and (gains) on disposal	10.7	(0.5)	5.7
Total restructuring, exit and impairment charges	$12.4	$4.2	$16.5

Reductions in demand for the Company’s products, further refinement of its product portfolio or further opportunities to reduce costs, may result in additional restructuring, exit or impairment charges in future periods.

Actions Initiated in 2015

In the fourth quarter of 2015, the Company recorded impairment charges for certain long-lived assets in Brazil as a result of unfavorable market conditions and declining currency values. The Company used estimated future cash flows, a Level 3 input, to assess the fair value of the long lived assets. The Company also recorded an impairment charge in connection with its decision to sell its corporate headquarters facility in Lake Forest, Illinois. The Company used an independent market appraisal report, a Level 2 input, to assess the fair value of its corporate headquarters facility. Additionally, the Company recorded charges related to the restructuring of personnel, primarily within the Boat segment product development and engineering organizations.

The following is a summary of the restructuring, exit and impairment charges by category and reportable segment recorded in the year ended December 31, 2015 and related to actions initiated in 2015:

(in millions)	Boat	Corporate	Total
Restructuring activities:
Employee termination and other benefits	$0.8	$0.6	$1.4
Transformation and other costs:
Retention and relocation costs	0.3	—	0.3
Asset disposition actions:
Definite-lived asset impairments	6.6	4.1	10.7
Total restructuring, exit and impairment charges	$7.7	$4.7	$12.4

Actions Initiated in 2014

In the second quarter of 2014, the Company recorded restructuring charges of $3.0 million, primarily related to the restructuring of certain executive positions at Corporate.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

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

The following is a summary of the restructuring, exit and impairment charges by category and reportable segment recorded in the years ended December 31, 2014 and 2013 and related to actions initiated in 2013:

	2014		2013
(in millions)	Boat	Total	Boat	Corporate	Total
Restructuring activities:
Employee termination and other benefits	$0.2	$0.2	$1.8	$0.7	$2.5
Current asset write-downs	0.5	0.5	1.0	—	1.0
Transformation and other costs:
Consolidation of manufacturing footprint	1.8	1.8	4.9	—	4.9
Retention and relocation costs	0.3	0.3	0.4	—	0.4
Asset disposition actions:
Definite-lived asset impairments and (gains) on disposal	(0.1)	(0.1)	3.9	—	3.9
Total restructuring, exit and impairment charges	$2.7	$2.7	$12.0	$0.7	$12.7

During 2015, the Company made cash payments of $0.4 million relating to restructuring and exit activities. As of December 31, 2015, accruals remaining for restructuring and exit activities totaled $1.5 million and are expected to be paid during 2016.

Note 4 – Acquisitions

On November 6, 2015, the Company acquired 100 percent of privately held Garelick Mfg. Co. (Garelick), which is based in St. Paul Park, Minnesota. Garelick is a leading manufacturer of premium seating, table hardware and other marine products. The Company believes this acquisition will expand the Company's marine parts and accessories business and add depth and breadth to its product portfolio. Garelick is managed within the Marine Engine segment.

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

These acquisitions, individually and in aggregate, were not and would not have been material to the Company's net sales, results of operations or total assets during the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively. Accordingly, the Company's consolidated results from operations do not differ materially from historical performance as a result of these acquisitions and, therefore, pro-forma results are not presented.

The following table is a summary of the net cash consideration paid and the goodwill and intangible assets assets acquired during the years ended December 31, 2015 and 2014:

(in millions)			Fair Value of Identifiable Intangible Assets Acquired
Year	Net Cash Consideration Paid	Goodwill (A)	Total	Intangible Asset		Useful Life
2015 (B)	$29.7	$3.5	$13.4	Trade names	$6.5	Indefinite
				Customer relationships	6.1	7 years
				Patents and proprietary technology	0.8	5 years
2014 (C)	41.5	8.8	13.9	Trade names	3.7	Indefinite
				Customer relationships	8.1	7-14 years
				Patents and proprietary technology	2.1	5 years

(A) The goodwill recorded for the acquisitions of SCIFIT and Whale is not deductible for tax purposes, but is deductible for Bell.
(B) Due to the recent timing of certain acquisitions, these amounts are preliminary and are subject to change within the measurement period as the Company finalizes its fair value estimates.
(C) The net cash consideration paid to acquire Whale included payments at close of $10.0 million to retire acquiree debt.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 5 – Earnings per Common Share

Basic earnings per common share is calculated by dividing Net earnings by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is calculated similarly, except that the calculation includes the dilutive effect of stock-settled SARs and stock options (collectively “options”), non-vested stock awards and performance awards.

Basic and diluted earnings per common share for the years ended December 31, 2015, 2014 and 2013 were calculated as follows:

(in millions, except per share data)	2015	2014	2013
Net earnings from continuing operations	$227.4	$194.9	$756.8
Net earnings from discontinued operations, net of tax	14.0	50.8	12.4
Net earnings	$241.4	$245.7	$769.2

Weighted average outstanding shares – basic	93.0	93.6	91.2
Dilutive effect of common stock equivalents	1.3	1.5	2.6
Weighted average outstanding shares – diluted	94.3	95.1	93.8

Basic earnings per common share:
Continuing operations	$2.45	$2.08	$8.30
Discontinued operations	0.15	0.55	0.13
Net earnings	$2.60	$2.63	$8.43

Diluted earnings per common share:
Continuing operations	$2.41	$2.05	$8.07
Discontinued operations	0.15	0.53	0.13
Net earnings	$2.56	$2.58	$8.20

As of December 31, 2015, the Company had 2.2 million options outstanding and exercisable. This compares with 2.7 million and 3.8 million options outstanding, of which 2.3 million and 2.6 million were exercisable, as of December 31, 2014 and December 31, 2013, respectively.  During the year ended December 31, 2015, there were no options outstanding for which the exercise price was greater than the average market price of the Company’s shares for the period then ended. Therefore, there were no non-dilutive options to exclude from the computation of diluted earnings per common share. This compares to 0.2 million and 0.9 million non-dilutive shares of options outstanding that were excluded from the corresponding periods ended December 31, 2014 and December 31, 2013, respectively. Changes in average outstanding basic shares from 2013 to 2015 reflect the impact of options exercised and the vesting of stock and performance awards since the beginning of 2013, net of the impact of common stock repurchases during the fourth quarter of 2014 and during the year ended December 31, 2015.

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

The Boat segment designs, manufactures and markets fiberglass pleasure boats, offshore fishing boats, yachts and sport yachts, aluminum fishing boats, pontoon boats, deck boats and inflatable boats, which are sold primarily through dealers. The Boat segment's products are manufactured mainly in the United States, Europe, Mexico and South America. Sales to the segment's

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

largest boat dealer, MarineMax, which has multiple locations, comprised approximately 21 percent, 18 percent and 17 percent of Boat segment sales in 2015, 2014 and 2013, respectively.

The Fitness segment designs, manufactures and markets fitness equipment, including treadmills, total body cross-trainers, stair climbers, stationary bikes and strength-training equipment as well as billiards tables and accessories. These products are manufactured mainly in the United States and Hungary or are sourced from international suppliers. Fitness equipment is sold mainly in the Americas, Europe and Asia to health club, corporate, university, hospitality, military and government facilities, and to consumers through selected mass merchants, specialty retail dealers and through the Company's website. Consumer billiards equipment is predominantly sold in the United States and distributed primarily through dealers.

The Company evaluates performance based on business segment operating earnings. Operating earnings of segments do not include the expenses of corporate administration, non-service related pension costs, pension settlement charges, impairments of equity method investments, earnings from unconsolidated equity affiliates, other expenses and income of a non-operating nature, interest expense and income, loss on early extinguishment of debt or provisions for income taxes. As a result of freezing benefit accruals in its defined benefit pension plans, all remaining components of pension expense related to Interest cost, Expected return on plan assets, Amortization of net actuarial losses, Amortization of prior service cost and settlement charges are included in Pension - non-service costs.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Information about the operations of Brunswick's operating segments is set forth below:

Operating Segments

	Net Sales			Operating Earnings (Loss)			Total Assets (A)
(in millions)	2015	2014	2013	2015	2014	2013	2015	2014
Marine Engine	$2,314.3	$2,189.4	$2,088.1	$350.4	$309.1	$284.2	$981.8	$908.3
Boat	1,274.6	1,135.8	1,032.0	37.6	17.2	(21.8)	379.7	376.5
Marine eliminations	(277.8)	(255.8)	(236.4)	—	—	—	—	—
Total Marine	3,311.1	3,069.4	2,883.7	388.0	326.3	262.4	1,361.5	1,284.8
Fitness	794.6	769.3	716.0	116.5	115.3	108.1	625.1	578.4
Pension - non-service costs	—	—	—	(94.0)	(42.7)	(18.7)	—	—
Corporate/Other	—	—	—	(78.8)	(70.4)	(70.0)	1,165.9	1,224.7
Total	$4,105.7	$3,838.7	$3,599.7	$331.7	$328.5	$281.8	$3,152.5	$3,087.9

(A) For 2014, total assets reported on the Consolidated Balance Sheets includes $30.0 million of current assets held for sale and $12.6 million of long-term assets held for sale.

	Depreciation			Amortization
(in millions)	2015	2014	2013	2015	2014	2013
Marine Engine	$47.4	$44.3	$40.0	$2.1	$2.2	$1.9
Boat	26.6	24.9	21.2	0.7	0.7	0.8
Fitness	9.1	6.9	6.0	0.2	—	—
Corporate/Other	2.8	2.2	1.5	—	—	—
Total	$85.9	$78.3	$68.7	$3.0	$2.9	$2.7

	Capital Expenditures			Research & Development Expense
(in millions)	2015	2014	2013	2015	2014	2013
Marine Engine	$77.4	$57.9	$77.0	$78.9	$72.5	$70.6
Boat	37.7	46.6	39.7	22.3	23.8	22.4
Fitness	16.9	19.6	8.4	24.7	23.3	21.8
Corporate/Other	0.5	0.7	1.4	—	—	—
Total	$132.5	$124.8	$126.5	$125.9	$119.6	$114.8

Geographic Segments

	Net Sales			Long-Lived Assets
(in millions)	2015	2014	2013	2015	2014
United States	$2,727.8	$2,400.0	$2,214.6	$429.3	$367.5
International	1,377.9	1,438.7	1,385.1	62.7	72.9
Corporate/Other	—	—	—	13.2	19.9
Total	$4,105.7	$3,838.7	$3,599.7	$505.2	$460.3

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

•
Level 3 - Unobservable inputs, for which there is little or no market activity for the asset or liability.  These inputs reflect the reporting entity’s own assumptions of the data that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

The following table summarizes Brunswick’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$131.3	$138.9	$—	$270.2
Short-term investments in marketable securities	0.8	10.7	—	11.5
Restricted cash	12.7	—	—	12.7
Derivatives	—	13.5	—	13.5
Total assets	$144.8	$163.1	$—	$307.9

Liabilities:
Derivatives	$—	$5.6	$—	$5.6
Other	3.8	45.9	—	49.7
Total liabilities	$3.8	$51.5	$—	$55.3

The following table summarizes Brunswick’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$130.7	$126.8	$—	$257.5
Short-term investments in marketable securities	9.7	73.5	—	83.2
Restricted cash	15.6	—	—	15.6
Derivatives	—	11.1	—	11.1
Total assets	$156.0	$211.4	$—	$367.4

Liabilities:
Derivatives	$—	$3.6	$—	$3.6
Other	4.0	48.8	—	52.8
Total liabilities	$4.0	$52.4	$—	$56.4

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

Note 8 – Financing Receivables

The Company has recorded financing receivables, which are defined as a contractual right to receive money, as assets on its Consolidated Balance Sheets as of December 31, 2015 and 2014.  Substantially all of the Company’s financing receivables are for commercial customers.  The Company classifies its financing receivables into three categories: receivables repurchased under recourse provisions (Recourse Receivables); receivables sold to third-party finance companies (Third-Party Receivables) and customer notes and other (Other Receivables).  Recourse Receivables are the result of the contingent recourse arrangements discussed in Note 13 – Commitments and Contingencies.  Third-Party Receivables are accounts that have been sold to third-party finance companies, but do not meet the definition of a true sale, and are therefore recorded as an asset with an offsetting balance recorded as a secured obligation in Accrued expenses and Other long-term liabilities as discussed in Note 1 –Significant Accounting Policies.  Other Receivables are mostly comprised of notes from customers, which are originated by the Company in the normal course of business.  Financing receivables are carried at their face amounts less an allowance for doubtful accounts.

The Company sells a broad range of recreational products to a worldwide customer base and extends credit to its customers based upon an ongoing credit evaluation program.  The Company’s business units maintain credit organizations to manage financial exposure and perform credit risk assessments on an individual account basis.  Accounts are not aggregated into categories for credit risk determinations.  Due to the composition of the account portfolio, the Company does not believe that the credit risk posed by the Company’s financing receivables is significant to its operations, financial condition or cash flows.  There were no significant troubled debt restructurings during the years ended December 31, 2015 and 2014.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The following are the Company’s financing receivables, excluding trade accounts receivable contractually due within one year as of December 31, 2015 and December 31, 2014:

(in millions)	December 31, 2015	December 31, 2014
Recourse Receivables:
Short-term	$0.2	$3.0
Long-term	0.1	1.0
Allowance for credit loss	(0.2)	(3.2)
Total	0.1	0.8

Third-Party Receivables:
Short-term	22.5	23.7
Long-term	23.7	19.6
Total	46.2	43.3

Other Receivables:
Short-term	7.8	11.9
Long-term	1.6	2.3
Allowance for credit loss	—	(0.2)
Total	9.4	14.0

Total Financing Receivables	$55.7	$58.1

The activity related to the allowance for credit loss on financing receivables during the years ended December 31, 2015 and December 31, 2014 was not significant.

Note 9 – Investments

Investments in Marketable Securities

The Company invests a portion of its cash reserves in marketable debt securities. These investments are reported in Short-term investments in marketable securities on the Consolidated Balance Sheets.

The following is a summary of the fair values, which were equal to the amortized costs, of the Company’s available-for-sale securities, all due in one year or less, as of December 31, 2015 and 2014:

	As of December 31
(in millions)	2015	2014
Agency Bonds	$2.5	$24.0
Corporate Bonds	8.2	24.9
Commercial Paper	—	33.5
U.S. Treasury Bills	0.8	0.8
Total available-for-sale securities	$11.5	$83.2

The Company had $109.8 million in redemptions and $9.5 million in sales of available-for-sale securities during 2015. The Company had $11.9 million in redemptions of available-for-sale securities during 2014.

At each reporting date, management reviews the debt securities to determine if any loss in the value of a security below its amortized cost should be considered “other-than-temporary.”  For the evaluation, management determines whether it intends to sell, or if it is more likely than not that it will be required to sell, the securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and the strategy for managing the Company’s securities portfolio. For

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is likely the amortized cost value will be recovered. The Company also considers the nature of the securities, the credit rating or financial condition of the issuer, the extent and duration of the unrealized loss and market conditions.  As of December 31, 2015, there were no unrealized losses related to debt securities that required management evaluation.

Equity Investments

The Company has certain unconsolidated international and domestic affiliates that are accounted for using the equity method. The equity method is applied in situations in which the Company has the ability to exercise significant influence, but not control, over the investees. Management reviews equity investments for impairment whenever indicators are present suggesting that the carrying value of an investment is not recoverable. The following items are examples of impairment indicators: significant, sustained declines in an investee’s revenue, earnings, and cash flow trends; adverse market conditions of the investee’s industry or geographic area; the investee’s inability to execute its operating plan; the investee’s ability to continue operations measured by several items, including liquidity; and other factors. Once an impairment indicator is identified, management uses considerable judgment to determine if the decline in value is other than temporary, in which case the equity investment is written down to its estimated fair value, which could negatively impact reported results of operations.

In the fourth quarter of 2014, the Company determined that the fair value of its 36 percent investment in Bella-Veneet Oy (Bella), a Finnish boat manufacturer, had declined significantly as a result of the inability of the business to achieve profitability due to weak market conditions for its products, which has led to significant declines in revenue. The Company calculates fair value using the income approach described in the Goodwill and Other Intangibles section of Note 1 – Significant Accounting Policies. As a result of performing its analysis, the Company determined that the book value of its investment exceeded its fair value and concluded that this decline in value was other than temporary. The Company used estimated future cash flows, a Level 3 input, to assess the fair value of the long lived assets. The Company recorded a $20.2 million charge during the fourth quarter of 2014 in order to reflect the fair value of the Company’s investment in Bella of $1.1 million. This charge was reported as Impairment of equity method investment in the Consolidated Statements of Operations. The remaining equity investments are not individually material to the Consolidated Financial Statements.

Refer to Note 10 – Financial Services for more details on the Company’s Brunswick Acceptance Company, LLC joint venture. The Company contributed $0.6 million, $0.9 million and $0.8 million in 2015, 2014 and 2013, respectively, to fund a part ownership of Mercury Finance, a joint venture between Brunswick's Mercury Marine division and Allied Credit, an Australian-based finance company.

Brunswick did not receive any dividends from its unconsolidated affiliates in 2015 or 2014, but did receive $0.3 million of dividends in the year ended December 31, 2013.

The Company's sales to and purchases from its equity investments, along with the corresponding receivables and payables, were not material to the Company's overall results of operations for the years ended December 31, 2015, 2014, and 2013, or its financial position as of December 31, 2015 and 2014.

Note 10 – Financial Services

The Company, through its Brunswick Financial Services Corporation (BFS) subsidiary, owns a 49 percent interest in a joint venture, Brunswick Acceptance Company, LLC (BAC).  CDF Ventures, LLC (CDFV), a subsidiary of GE Capital Corporation (GECC), owns the remaining 51 percent. Additionally, on October 13, 2015, GECC reached an agreement with Wells Fargo & Company to sell its Commercial Distribution Finance business, including CDFV and its interest in the BAC joint venture. The transaction is expected to be completed in 2016 and the Company does not anticipate it will have a material effect on BAC.

In July 2015, the parties extended the term of the BAC joint venture through December 31, 2019. The joint venture agreement contains provisions allowing for the renewal of the agreement or the purchase of the other party’s interest in the joint venture at the end of its term. Alternatively, either partner may terminate the agreement at the end of its term. In June 2014, the parties amended the joint venture agreement to adjust a financial covenant that was conformed to the maximum leverage ratio test contained in the Facility; as of December 31, 2015, the Company was in compliance with the leverage ratio covenant under both the joint venture agreement and the Facility as described in Note 16 – Debt.

BAC is funded in part through a $1.0 billion secured borrowing facility from GE Commercial Distribution Finance Corporation (GECDF), which is in place through the term of the joint venture, and with equity contributions from both partners.  BAC also sells a portion of its receivables to a securitization facility, the GE Dealer Floorplan Master Note Trust, which is arranged by

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

GECC. The sales of these receivables meet the requirements of a “true sale” and are therefore not retained on the financial statements of BAC. Neither the Company nor any of its subsidiaries guarantee the indebtedness of BAC. In addition, BAC is not responsible for any continuing servicing costs or obligations with respect to the securitized receivables. Through June 28, 2014, BFS and GECDF had an income sharing arrangement related to income generated from the receivables sold by BAC to the securitization facility. The Company recorded this income in Other income, net, in the Consolidated Statements of Operations. Beginning July 1, 2014, BAC began recognizing all income related to securitized receivables at the time of sale to conform with a change in the structure of the securitization facility. The income sharing arrangement remained in place through December 31, 2014 for assets securitized prior to July 1, 2014.

The Company considers BFS’s investment in BAC as an investment in a variable interest entity of which the Company is not the primary beneficiary. To be considered the primary beneficiary, the Company must have the power to direct the activities of BAC that most significantly impact BAC’s economic performance and the Company must have the obligation to absorb losses or the right to receive benefits from BAC that could be potentially significant to BAC. Based on the Company's qualitative analysis, BFS did not meet the definition of a primary beneficiary. As a result, the Company accounts for BFS’s investment in BAC under the equity method and records it as a component of Equity investments in its Consolidated Balance Sheets. The Company records BFS’s share of income or loss in BAC based on its ownership percentage in the joint venture in Equity earnings (loss) in its Consolidated Statements of Operations. BFS’s equity investment is adjusted monthly to maintain a 49 percent interest in accordance with the capital provisions of the joint venture agreement. The Company funds its investment in BAC through cash contributions and reinvested earnings. BFS’s total investment in BAC at December 31, 2015 and December 31, 2014 was $14.0 million and $10.8 million, respectively.

The Company’s maximum loss exposure relating to BAC is detailed as follows:

(in millions)	December 31, 2015	December 31, 2014
Investment	$14.0	$10.8
Repurchase and recourse obligations (A)	36.8	37.3
Liabilities (B)	(1.4)	(1.6)
Total maximum loss exposure	$49.4	$46.5

(A)
Repurchase and recourse obligations are off-balance sheet obligations provided by the Company for the Boat and Marine Engine segments, respectively, and are included within the Maximum Potential Obligations disclosed in Note 13 – Commitments and Contingencies.  Repurchase and recourse obligations include a North American repurchase agreement with GECDF and could be reduced by repurchase activity occurring under other similar agreements with GECDF and affiliates.  The Company’s risk under these repurchase arrangements is partially mitigated by the value of the products repurchased as part of the transaction.  Amounts above exclude any potential recoveries from the value of the repurchased product.

(B)
Represents accrued amounts for potential losses related to recourse exposure and the Company’s expected losses on obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of these products to alternative dealers.

BFS recorded income related to the operations of BAC of $4.6 million, $6.0 million and $3.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. This income includes amounts BFS earned under the aforementioned income sharing agreement.

Note 11 – Goodwill and Other Intangibles

A summary of changes in the Company's goodwill during the period ended December 31, 2015, by segment, follows:

(in millions)	December 31, 2014	Acquisitions	Impairments	Adjustments	December 31, 2015
Marine Engine	$28.0	$—	$—	$(1.8)	$26.2
Fitness	268.9	3.5	—	0.1	272.5
Total	$296.9	$3.5	$—	$(1.7)	$298.7

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

A summary of changes in the Company's goodwill during the period ended December 31, 2014, by segment, follows:

(in millions)	December 31, 2013	Acquisitions	Impairments	Adjustments	December 31, 2014
Marine Engine	$20.8	$8.8	$—	$(1.6)	$28.0
Fitness	270.9	—	—	(2.0)	268.9
Total	$291.7	$8.8	$—	$(3.6)	$296.9

Adjustments in 2015 and 2014 relate to the effect of foreign currency translation on goodwill denominated in currencies other than the U.S. dollar. See Note 4 – Acquisitions for further details on the Company's acquisitions.

The Company's intangible assets, included within Other intangibles, net on the Consolidated Balance Sheets as of December 31, 2015 and 2014, are summarized below:

	December 31, 2015		December 31, 2014
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Customer relationships	$240.4	$(225.9)	$234.8	$(223.5)
Trade names	37.7	—	31.5	—
Other	16.3	(13.4)	15.7	(13.0)
Total	$294.4	$(239.3)	$282.0	$(236.5)

Other amortized intangible assets include patents, non-compete agreements and other intangible assets. See Note 4 – Acquisitions for further details on intangibles acquired during 2015 and 2014. Gross amounts and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation. Aggregate amortization expense for intangibles was $3.0 million, $2.9 million and $2.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. Estimated amortization expense for intangible assets is approximately $3 million for the year ending December 31, 2016, approximately $3 million in 2017, approximately $3 million in 2018, approximately $2 million in 2019, and approximately $2 million in 2020.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 12 – Income Taxes

The sources of Earnings before income taxes were as follows:

(in millions)	2015	2014	2013
United States	$261.0	$242.9	$153.3
Foreign	54.2	45.0	55.6
Earnings before income taxes	$315.2	$287.9	$208.9

The Income tax provision (benefit) consisted of the following:

(in millions)	2015	2014	2013
Current tax expense:
U.S. Federal	$24.7	$18.2	$32.4
State and local	2.5	2.6	5.8
Foreign	17.0	23.9	18.3
Total current	44.2	44.7	56.5

Deferred tax expense (benefit):
U.S. Federal	40.7	42.4	(514.6)
State and local	3.2	5.7	(86.2)
Foreign	(0.3)	0.2	(3.6)
Total deferred	43.6	48.3	(604.4)

Income tax provision (benefit)	$87.8	$93.0	$(547.9)

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Temporary differences and carryforwards giving rise to deferred tax assets and liabilities at December 31, 2015 and 2014, are summarized in the table below:

(in millions)	2015	2014
Current deferred tax assets:
Product warranties	$39.4	$40.7
Sales incentives and discounts	26.8	28.3
Compensation and benefits	24.0	12.6
Tax credit carryforwards	20.5	57.2
Other	90.7	86.2
Gross current deferred tax assets	201.4	225.0
Valuation allowance	(12.4)	(10.6)
Total net current deferred tax assets	189.0	214.4

Current deferred tax liabilities:
Other	(8.5)	(6.4)
Total current deferred tax liabilities	(8.5)	(6.4)
Total net current deferred tax assets	$180.5	$208.0

Non-current deferred tax assets:
Pension	$110.6	$131.5
Loss carryforwards	61.3	68.4
Tax credit carryforwards	36.5	35.0
Depreciation and amortization	22.3	51.0
Deferred compensation	20.7	29.5
Postretirement and postemployment benefits	21.3	22.0
Deferred revenue	23.0	24.7
Equity compensation	25.5	22.3
Other	9.8	16.4
Gross non-current deferred tax assets	331.0	400.8
Valuation allowance	(58.2)	(58.4)
Total net non-current deferred tax assets	272.8	342.4

Non-current deferred tax liabilities:
Unremitted foreign earnings and withholding	(7.9)	(19.3)
State and local income taxes	(32.7)	(35.3)
Other	(4.8)	(0.1)
Total non-current deferred tax liabilities	(45.4)	(54.7)

Total net non-current deferred tax assets	$227.4	$287.7

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

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

During the third quarter of 2014, the Company completed the sale of its retail bowling business. This transaction generated capital gains for tax purposes allowing the Company to utilize all of its capital loss carryforwards. Therefore, during the third quarter of 2014, the Company recorded a $9.5 million reversal of its deferred tax asset valuation allowance reserves related to capital loss carryforwards, which has been reflected as a tax benefit reported in Note 2 – Discontinued Operations.

At December 31, 2015, the Company had a total valuation allowance against its deferred tax assets of $70.6 million, of which $12.4 million was classified as current and $58.2 million as non-current. The remaining realizable value of deferred tax assets at December 31, 2015 was determined by evaluating the potential to recover the value of these assets through the utilization of tax loss and credit carrybacks, the reversal of existing taxable temporary differences, certain tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards. At December 31, 2015, the Company retained valuation allowance reserves of $57.7 million against deferred tax assets in the U.S. primarily related to non-amortizable intangibles and various state operating loss carryforwards and state tax credits that are subject to restrictive rules for future utilization, and valuation allowances of about $12.9 million for deferred tax assets related to foreign jurisdictions, primarily for Brazil.

At December 31, 2015, the tax benefit of loss carryforwards totaling $62.9 million were available to reduce future tax liabilities. This deferred tax asset was comprised of $51.1 million for the tax benefit of state net operating loss (NOL) carryforwards and, $11.8 million for the tax benefit of foreign NOL carryforwards. NOL carryforwards of $51.9 million expire at various intervals between the years 2016 and 2034, while $11.0 million have an unlimited life.

At December 31, 2015, tax credit carryforwards totaling $60.8 million were available to reduce future tax liabilities. This deferred tax asset was comprised of $25.5 million related to general business credits and other miscellaneous federal credits, and $35.3 million of various state tax credits related to research and development, capital investment and job incentives. The above credits expire at various intervals between the years 2016 and 2034.

The Company has historically provided deferred taxes for the presumed ultimate repatriation to the U.S. of earnings from most of its non-U.S. subsidiaries and unconsolidated affiliates. Through December 31, 2014 the indefinite reinvestment criteria had been applied to certain entities and allowed the Company to overcome that presumption to the extent the earnings were to be indefinitely reinvested outside the United States. As a result of the Company's internal restructuring of its foreign entities that was initiated in the second quarter of 2015, the Company determined that the indefinite reinvestment assertion should be expanded to include additional non-U.S. subsidiaries. No deferred income taxes have been provided as of December 31, 2015 on the applicable undistributed earnings of the non-U.S. subsidiaries where the indefinite reinvestment assertion has been applied. As a result of the 2015 actions, the Company recorded a discrete net tax benefit in the second quarter of 2015 which includes the benefit of applying the indefinite reinvestment assertion to the foreign entities reorganized under a new European holding company. The Company had undistributed earnings of foreign subsidiaries of $214.1 million and $65.0 million at December 31, 2015 and 2014, respectively, for which deferred taxes have not been provided as such earnings are presumed to be indefinitely reinvested in the foreign subsidiaries. It is not practical to determine the amount of deferred income taxes not provided on these earnings. If at some future date these earnings cease to be indefinitely reinvested and are repatriated, the Company may be subject to additional U.S. income taxes and foreign withholding and other taxes on such amounts. The Company continues to provide deferred taxes, as required, on the undistributed net earnings of foreign subsidiaries and unconsolidated affiliates that are not deemed to be indefinitely reinvested in operations outside the United States.

As of December 31, 2015, 2014 and 2013 the Company had $4.8 million, $5.1 million and $6.3 million of gross unrecognized tax benefits, including interest, respectively. Of these amounts, $4.8 million, $5.0 million, and $5.9 million, respectively, represent the portion that, if recognized, would impact the Company's tax provision and the effective tax rate.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2015, 2014 and 2013 the Company had $0.1 million, $0.3 million and $0.3 million accrued for the payments of interest, respectively, and no amounts accrued for penalties.

The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties for the 2015 and 2014 annual reporting periods:

(in millions)	2015	2014
Balance at January 1	$4.8	$6.0
Gross increases - tax positions prior periods	0.4	0.5
Gross decreases - tax positions prior periods	(0.1)	(0.4)
Gross increases - current period tax positions	0.5	0.7
Decreases - settlements with taxing authorities	(0.6)	(0.7)
Reductions - lapse of statute of limitations	—	(1.2)
Other	(0.3)	(0.1)
Balance at December 31	$4.7	$4.8

The Company believes it is reasonably possible that the total amount of gross unrecognized tax benefits as of December 31, 2015 could decrease by approximately $1.9 million in 2016 due to settlements with taxing authorities or lapses in applicable statutes of limitation. Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in 2016, but the amount cannot be estimated.

The Company is regularly audited by federal, state and foreign tax authorities. The Internal Revenue Service (IRS) has completed its field examination and has issued its Revenue Agents Report for 2011 and 2012 and all open issues have been resolved. Primarily as a result of filing amended returns, which were generated by the closing of federal income tax audits, the Company is still open to state and local tax audits in major tax jurisdictions dating back to the 2008 taxable year. Following the completion in the fourth quarter of 2015 of the 2008 through 2012 Germany tax audit, the Company is no longer subject to income tax examinations by any major foreign tax jurisdiction for years prior to 2013, except for potential 2012 affirmative claims in Germany.

The difference between the actual income tax provision (benefit) and the tax provision computed by applying the statutory Federal income tax rate to Earnings before income taxes is attributable to the following:

(in millions)	2015	2014	2013
Income tax provision at 35 percent	$110.3	$100.7	$73.1
State and local income taxes, net of Federal income tax effect	7.3	6.4	2.5
Deferred tax asset valuation allowance	5.3	(7.6)	(595.2)
Income attributable to domestic production activities	(9.2)	(8.8)	(3.8)
Impairment of equity method investment	—	4.0	—
Change in estimates related to prior years and prior years amended tax return filings	(4.2)	(1.4)	3.3
Federal and state tax credits	(8.9)	(7.6)	(14.7)
Taxes related to foreign income, net of credits	(6.7)	5.2	2.3
Taxes related to unremitted earnings	(11.4)	(5.5)	(5.3)
Tax reserve reassessment	0.6	(0.3)	(12.8)
Deferred tax reassessment	3.0	3.5	(1.6)
Other	1.7	4.4	4.3
Actual income tax provision (benefit)	$87.8	$93.0	$(547.9)

Effective tax rate	27.9%	32.3%	NM

NM = Not meaningful

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Income tax provision (benefit) allocated to continuing operations and discontinued operations for the years ended December 31 was as follows:

(in millions)	2015	2014	2013
Continuing operations	$87.8	$93.0	$(547.9)
Discontinued operations	0.3	11.0	(0.1)
Total tax provision (benefit)	$88.1	$104.0	$(548.0)

Note 13 – Commitments and Contingencies

Financial Commitments

The Company has entered into guarantees of indebtedness of third parties, primarily in connection with customer financing programs.  Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount that is less than the total outstanding obligations.  The Company has also extended guarantees to third parties that have purchased customer receivables from Brunswick and, in certain instances, has guaranteed secured term financing of its customers.  Potential payments in connection with these customer financing arrangements generally extend over several years. The single year potential cash obligations associated with these customer financing arrangements as of December 31, 2015 and December 31, 2014 were $30.7 million and $30.9 million, respectively. The maximum potential cash obligations associated with these customer financing arrangements as of December 31, 2015 and December 31, 2014 were $36.8 million and $35.8 million, respectively.

In most instances, upon repurchase of the receivable or note, the Company receives rights to the collateral securing the financing.  The Company’s risk under these arrangements is partially mitigated by the value of the collateral that secures the financing.  The Company had $1.1 million and $1.2 million accrued for potential losses related to recourse exposure at December 31, 2015 and December 31, 2014, respectively.

The Company has accounts receivable sale arrangements with third parties which are included in the guarantee arrangements discussed above.  The Company treats the sale of receivables in which the Company retains an interest as a secured obligation as the transfers of the receivables under these arrangements do not meet the requirements of a “true sale.”  Accordingly, the current portion of receivables underlying these arrangements of $22.5 million and $23.7 million was recorded in Accounts and notes receivable and Accrued expenses as of December 31, 2015 and December 31, 2014, respectively.  Further, the long-term portion of these arrangements of $23.7 million and $19.6 million as of December 31, 2015 and December 31, 2014, respectively, was recorded in Other long-term assets and Other long-term liabilities.

The Company has also entered into arrangements with third-party lenders in which it has agreed, in the event of a customer default, to repurchase from the third-party lender those Brunswick products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The single year and maximum potential cash payments the Company could be required to make to repurchase collateral as of December 31, 2015 and December 31, 2014 were $57.9 million and $56.8 million, respectively.

The Company’s risk under these repurchase arrangements is partially mitigated by the value of the products repurchased as part of the transaction.  The Company had $1.1 million and $1.2 million accrued for potential losses related to repurchase exposure at December 31, 2015 and December 31, 2014, respectively.  The Company’s repurchase accrual represents the expected losses that could result from obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of those products to alternative dealers.

The Company has recorded its estimated net liability associated with losses from these guarantee and repurchase obligations on its Consolidated Balance Sheets based on historical experience and current facts and circumstances.  Historical cash requirements and losses associated with these obligations have not been significant, but could increase if dealer defaults exceed current expectations.

Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling $6.1 million and $14.2 million, respectively, as of December 31, 2015.  A large portion of these standby letters of credit and surety bonds are related to the Company’s self-insured workers’ compensation program as required by its insurance companies and various state agencies.  The Company has recorded reserves to cover the anticipated liabilities associated with these programs.  Under certain circumstances, such as an event of default under the Company’s revolving credit facility, or,

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

in the case of surety bonds, a ratings downgrade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds.  The Company was not required to post letters of credit as collateral against surety bonds as of December 31, 2015.

The Company has a collateral trust arrangement with insurance carriers and a trustee bank.  The trust is owned by the Company, but the assets are pledged as collateral against workers’ compensation related obligations in lieu of other forms of collateral including letters of credit.  In connection with this arrangement, the Company had $12.7 million and $15.6 million of cash in the trust at December 31, 2015 and December 31, 2014, respectively, which was classified as Restricted cash in the Company's Consolidated Balance Sheets. In 2015, insurance carriers reduced the required collateral amount, which resulted in a $2.9 million transfer out of the trust. In 2014, the Company made net transfers of $9.1 million to the trust related to an increase in annual collateral requirements for the current policy year net of canceled letters of credit which had previously provided collateral against these obligations.

Product Warranties

The Company records a liability for product warranties at the time revenue is recognized.  The liability is estimated using historical warranty experience, projected claim rates and expected costs per claim.  The Company adjusts its liability for specific warranty matters when they become known and the exposure can be estimated. Product failure rates as well as material usage and labor costs incurred in correcting a product failure affect the Company's warranty liabilities.  If actual costs differ from estimated costs, the Company must make a revision to the warranty liability. Changes in the Company's warranty liabilities due to improvements in the Company's experience and adjustments related to changes in estimates are included as Aggregate changes for preexisting warranties presented in the table below.

The following activity related to product warranty liabilities was recorded in Accrued expenses during the years ended December 31, 2015 and December 31, 2014:

(in millions)	2015	2014
Balance at beginning of period	$110.6	$119.6
Payments made	(59.1)	(56.5)
Provisions/additions for contracts issued/sold	67.8	68.6
Aggregate changes for preexisting warranties	(9.6)	(18.5)
Foreign currency translation	(3.4)	(2.6)
Balance at end of period	$106.3	$110.6

Additionally, end users of the Company's Marine Engine, Boat and Fitness segments' products may purchase a contract from the Company that extends product warranty beyond the standard period.  For certain extended warranty contracts in which the Company retains the warranty or administration obligation, a deferred liability is recorded based on the aggregate sales price for contracts sold.  The deferred liability is reduced and revenue is recognized on a straight-line basis over the contract period during which costs are expected to be incurred.  Deferred revenue associated with contracts sold by the Company that extend product protection beyond the standard product warranty period, not included in the table above, was $78.3 million and $72.6 million at December 31, 2015 and December 31, 2014, respectively, and is recorded in Accrued expenses and Other long-term liabilities.

Legal and Environmental

The Company accrues for litigation exposure when it is probable that future costs will be incurred and such costs can be reasonably estimated. Adjustments to estimates are recorded in the period they are identified. Management does not believe that there is a reasonable possibility that a material loss exceeding the amounts already recognized for the Company’s litigation claims and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. In light of existing reserves, the Company's litigation claims, when finally resolved, are not expected, in the opinion of management, to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

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

The environmental remediation and clean-up projects in which the Company is involved have an aggregate estimated range of exposure of approximately $40.0 million to $64.2 million as of December 31, 2015. At December 31, 2015 and 2014, the Company had reserves for environmental liabilities of $40.0 million and $39.9 million, respectively, reflected in Accrued expenses and Other long-term liabilities in the Consolidated Balance Sheets. The Company recorded environmental provisions of $1.4 million, $1.0 million and $0.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Derivative Financial Instruments. The Company uses derivative financial instruments to manage its risks associated with movements in foreign currency exchange rates, interest rates and commodity prices. Derivative instruments are not used for trading or speculative purposes. The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivatives that are designated as hedges to specific forecasted transactions. The Company also assesses, both at the hedge’s inception and monthly thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in the anticipated cash flows of the hedged item. If the hedging relationship ceases to be highly effective, or it becomes probable that a forecasted transaction is no longer expected to occur, the Company discontinues hedge accounting prospectively and immediately recognizes the gains and losses associated with those hedges. There were no material adjustments as a result of ineffectiveness to the results of operations for the years ended December 31, 2015, 2014 and 2013. The fair value of derivative financial instruments is determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded. The effects of derivative financial instruments are not expected to be material to the Company’s financial position or results of operations when considered together with the underlying exposure being hedged. Use of derivative financial instruments exposes the Company to credit risk with its counterparties when the fair value of a derivative contract is an asset. The Company mitigates this risk by entering into derivative contracts with highly rated counterparties. The maximum amount of loss due to counterparty credit risk is limited to the asset value of derivative financial instruments.

Cash Flow Hedges. The Company enters into certain derivative instruments that are designated and qualify as cash flow hedges.  The Company executes both forward and option contracts, based on forecasted transactions, to manage foreign exchange exposure mainly related to inventory purchase and sales transactions. The Company also enters into commodity swap agreements based on anticipated purchases of copper and natural gas to manage risk related to price changes. From time-to-time, the Company enters into forward-starting interest rate swaps to hedge the interest rate risk associated with the anticipated issuance of debt.

A cash flow hedge requires that as changes in the fair value of derivatives occur, the portion of the change deemed to be effective is recorded temporarily in Accumulated other comprehensive loss, an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of December 31, 2015, the term of derivative instruments hedging forecasted transactions ranged from one to 15 months.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The following activity related to cash flow hedges was recorded in Accumulated other comprehensive loss as of December 31:

	Accumulated Unrealized Derivative
	Gains (Losses)
	2015		2014
(in millions)	Pretax	After-tax	Pretax	After-tax
Beginning balance	$1.2	$(5.5)	$(7.5)	$(11.3)
Net change in value of outstanding hedges	12.0	8.4	6.5	4.4
Net amount recognized into (earnings) loss	(12.8)	(8.8)	2.2	1.4
Ending balance	$0.4	$(5.9)	$1.2	$(5.5)

Fair Value Hedges. From time-to-time, the Company enters into fixed-to-floating interest rate swaps to convert a portion of the Company's long-term debt from fixed to floating rate debt. An interest rate swap is entered into with the expectation that the change in the fair value of the interest rate swap will offset the change in the fair value of the debt instrument attributable to changes in the benchmark interest rate. Each period, the change in the fair value of the interest rate swap asset or liability is recorded in debt and the difference between the fixed interest payment and floating interest receipts is recorded as a net adjustment to interest expense.

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

Forward exchange contracts outstanding at December 31, 2015 and December 31, 2014 had notional contract values of $273.5 million and $153.5 million, respectively.  Option contracts outstanding at December 31, 2015 and December 31, 2014, had notional contract values of $51.0 million and $87.0 million, respectively. The forward and options contracts outstanding at December 31, 2015, mature during 2016 and 2017 and mainly relate to the Euro, Australian dollar, Canadian dollar, Japanese yen, British pound, Swedish krona, Brazilian real, Norwegian krone, Mexican peso, Hungarian forint and New Zealand dollar. As of December 31, 2015, the Company estimates that during the next 12 months, it will reclassify approximately $6.1 million of net gains (based on current rates) from Accumulated other comprehensive loss to Cost of sales.

Interest Rate. In the second quarter of 2014, the Company entered into fixed-to-floating interest rate swaps to convert a portion of the Company's long-term debt from fixed to floating rate debt. As of December 31, 2015 and December 31, 2014, the outstanding swaps had notional contract values of $200.0 million, of which $150.0 million correspond to the Company's 4.625 percent Senior notes due 2021 and $50.0 million correspond to the Company's 7.375 percent Debentures due 2023. These instruments have been designated as fair value hedges, with the fair market value recorded in long-term debt as discussed in Note 16 – Debt.

The Company also enters into forward-starting interest rate swaps from time to time to hedge the interest rate risk associated with anticipated debt issuances. There were no forward-starting interest rate swaps outstanding at December 31, 2015 and December 31, 2014.

As of December 31, 2015 and December 31, 2014, the Company had $5.1 million and $5.2 million, respectively, of net deferred losses associated with all settled forward-starting interest rate swaps, which were included in Accumulated other comprehensive loss. As of December 31, 2015, the Company estimates that during the next 12 months, it will reclassify

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

approximately $0.6 million of net losses resulting from settled forward-starting interest rate swaps from Accumulated other comprehensive loss to Interest expense.

Commodity Price. The Company uses commodity swaps to hedge anticipated purchases of aluminum, copper and natural gas.  Commodity swap contracts outstanding at December 31, 2015 and December 31, 2014 had notional contract values of $10.8 million and $22.9 million, respectively. The contracts outstanding mature through 2016. The amount of gain or loss associated with the change in fair value of these instruments is either recorded through earnings each period as incurred or, if designated as cash flow hedges, deferred in Accumulated other comprehensive loss and recognized in Cost of sales in the same period or periods during which the hedged transaction affects earnings. As of December 31, 2015, the Company estimates that during the next 12 months it will reclassify approximately $0.5 million in net losses (based on current prices) from Accumulated other comprehensive loss to Cost of sales.

As of December 31, 2015 and December 31, 2014, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets			Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		2015	2014		2015	2014
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid expenses and other	$5.9	$5.9	Accrued expenses	$1.3	$1.5
Commodity contracts	Prepaid expenses and other	—	0.3	Accrued expenses	0.5	0.7
Total		$5.9	$6.2		$1.8	$2.2

Derivatives Designated as Fair Value Hedges
Interest rate contracts	Prepaid expenses and other	$2.1	$3.9	Accrued expenses	$1.4	$1.3
Interest rate contracts	Other long-term assets	4.0	—	Other long-term liabilities	—	—
Total		$6.1	$3.9		$1.4	$1.3

Other Hedging Activity
Foreign exchange contracts	Prepaid expenses and other	$1.5	$1.0	Accrued expenses	$0.2	$0.1
Commodity contracts	Prepaid expenses and other	—	—	Accrued expenses	2.2	—
Total		$1.5	$1.0		$2.4	$0.1

The effect of derivative instruments on the Consolidated Statements of Operations for the years ended December 31, 2015 and December 31, 2014 was:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)
	2015	2014		2015	2014
Interest rate contracts	$—	$—	Interest expense	$(0.1)	$(0.1)
Foreign exchange contracts	12.9	5.9	Cost of sales	12.2	(0.2)
Commodity contracts	(0.9)	0.6	Cost of sales	0.9	(1.9)
Total	$12.0	$6.5		$13.0	$(2.2)

Derivatives Designated as Fair Value Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
		2015	2014
Interest rate contracts	Interest expense	$4.3	$2.5

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Other Hedging Activity	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
		2015	2014
Foreign exchange contracts	Cost of sales	$8.7	$0.1
Foreign exchange contracts	Other income, net	(0.3)	1.0
Commodity contracts	Cost of sales	(5.9)	—
Total		$2.5	$1.1

Fair Value of Other Financial Instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, accounts and notes receivable and short-term debt, including current maturities of long-term debt, approximate their fair values because of the short maturity of these instruments. At December 31, 2015 and December 31, 2014, the fair value of the Company’s long-term debt was approximately $454.7 million and $455.7 million, respectively, and was determined using Level 1 and Level 2 inputs described in Note 7 – Fair Value Measurements, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt. The carrying value of long-term debt, including current maturities, was $448.5 million and $451.8 million as of December 31, 2015 and December 31, 2014, respectively.

Note 15 – Accrued Expenses

Accrued Expenses at December 31, 2015 and 2014 were as follows:

(in millions)	2015	2014
Compensation and benefit plans (A)	$162.7	$147.7
Product warranties	106.3	110.6
Sales incentives and discounts	87.4	90.0
Deferred revenue and customer deposits	57.2	57.7
Insurance reserves (B)	26.6	42.8
Secured obligations, repurchase and recourse	24.7	26.1
Environmental reserves (C)	25.4	10.1
Interest	8.4	8.4
Real, personal and other non-income taxes	7.2	7.9
Derivatives	5.6	3.6
Other	51.5	56.6
Total accrued expenses	$563.0	$561.5

(A) The increase in compensation and benefit plans relates primarily to planned deferred compensation payments anticipated to occur in 2016 that were reclassified from Long-term liabilities.
(B) The reduction in insurance reserves relates to the settlement of a product liability matter that was mostly offset by a reduction in Accounts receivable.
(C) The increase in environmental reserves relates primarily to planned environmental remediation and clean-up efforts anticipated to occur in 2016 that were reclassified from Long-term liabilities.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 16 – Debt

Long-term debt at December 31, 2015 and December 31, 2014 consisted of the following:

(in millions)	2015	2014
Notes, 7.125% due 2027, net of discount of $0.4 and $0.5 and debt issuance costs of $0.6 and $0.6	$162.2	$162.1
Senior notes, currently 4.625%, due 2021, net of debt issuances costs of $2.3 and $2.8 (A)	149.6	147.7
Debentures, 7.375% due 2023, net of discount of $0.2 and $0.2 and debt issuance costs of $0.3 and $0.3 (A)	104.7	103.8
Loan with Fond du Lac County Economic Development Corporation, 2.0% due 2021, net of discount of $4.5 and $5.2 and debt issuance costs of $0.1 and $0.2	28.1	32.3
Notes, various up to 5.892% payable through 2022	3.9	5.9
Total long-term debt	448.5	451.8
Current maturities of long-term debt	(6.0)	(5.5)
Long-term debt, net of current maturities	$442.5	$446.3

(A) Included in Senior notes, 4.625% due 2021 and Debentures, 7.375% due 2023 at December 31, 2015 and December 31, 2014, are the estimated aggregate fair values related to the fixed-to-floating interest rate swaps as discussed in Note 14 – Financial Instruments.

Scheduled maturities, net of discounts:

(in millions)
2016	$6.0
2017	5.4
2018	5.6
2019	5.8
2020	5.8
Thereafter	419.9
Total long-term debt including current maturities	$448.5

The Company did not repurchase debt during 2015. The Company repurchased $0.9 million of its Debentures due 2023 during the fourth quarter of 2014 and recorded a $0.1 million Loss on early extinguishment of debt.

In June 2014, the Company amended and restated the five-year $300.0 million secured, asset-based borrowing facility it entered into during March 2011 and converted it into a five-year $300.0 million secured facility (Facility) which is in effect through 2019. Under the terms of the agreement, the security was released as of December 26, 2014. As of December 31, 2015, available borrowing capacity totaled $296.2 million, net of $3.8 million of letters of credit outstanding under the Facility.  The Company has the ability to issue up to $100.0 million in letters of credit under the Facility.  The Company had no borrowings under the Facility during the year ended December 31, 2015.  The Company initially paid a facility fee of 25.0 basis points per annum, however in August 2014, the fee was adjusted to 20.0 basis points per annum based on the Company's leverage ratio.  Once the Company achieves the Investment Grade Release Conditions, the facility fee per annum will be within a range of 12.5 to 35.0 basis points based on the Company's credit rating. The Investment Grade Release Conditions are defined as the date upon which the Company receives an investment grade credit rating by either Standard & Poor's or Moody's and meets the leverage ratio requirements of less than or equal to 2.25:1.00 for the prior two fiscal quarters. Under the terms of the Facility, the Company has two borrowing options, including borrowing at a rate tied to adjusted LIBOR plus a spread of 130.0 basis points or a base rate plus a margin of 30.0 basis points. The rates are determined by a leverage ratio, with a range of 130.0 to 190.0 basis points for LIBOR rate borrowings and a range of 30.0 to 90.0 basis points for base rate borrowings, until the occurrence of the Investment Grade Release Conditions, on and after which the rate will be determined by the Company’s credit ratings, with a range of 100.0 to 190.0 basis points for LIBOR rate borrowings and a range of 0.0 to 90.0 basis points for base rate borrowings.

The Company is required to maintain compliance with two financial covenants included in the Facility: a minimum interest coverage ratio and a maximum leverage ratio. The minimum interest coverage ratio, as defined in the agreement, is not permitted to be less than 3.50 to 1.00. The maximum leverage ratio, as defined in the agreement, is not permitted to be more than 3.00 to 1.00, unless the Company completes an acquisition of more than $100.0 million, which increases the maximum leverage ratio to

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

3.25 to 1.00 for the twelve months following the acquisition. As of December 31, 2015, the Company was in compliance with these two financial covenants in the Facility.

As provided under the terms of its loan agreement with the Fond du Lac County Economic Development Corporation, which is secured by the Company's property located in Fond du Lac, Wisconsin, up to a maximum of 43 percent of the principal due annually can be forgiven if the Company achieves certain employment targets as outlined in the agreement. The amount of loan forgiveness is based on average employment levels at the end of the previous four quarters. Total loan forgiveness for the year ended December 31, 2015 was $2.0 million or 41 percent of the principal due. Total loan forgiveness for the year ended December 31, 2014 was $2.1 million or 43 percent of the principal due.

Note 17 – Postretirement Benefits

Overview. The Company has defined contribution plans, qualified and nonqualified defined benefit pension plans, and other postretirement benefit plans covering substantially all of its employees. The Company's contributions to its defined contribution plans include matching and annual discretionary contributions which are based on various percentages of compensation, and in some instances are based on the amount of the employees' contributions to the plans. The expense related to the defined contribution plans was $46.3 million, $38.9 million and $35.8 million in 2015, 2014 and 2013, respectively.

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

Plan Developments. During 2015, total settlement payments of $191.8 million were made from the plans consisting of lump-sum pension distributions of $61.7 million and the purchase of a group annuity contract for $130.1 million to cover future benefit payments. The annuity contract unconditionally and irrevocably guarantees the full payment of all future annuity payments to the participants. The insurance company assumed all risk associated with the assets and obligations that were transferred. The Company recognized a pretax settlement loss of $82.3 million in the fourth quarter of 2015 related to these actions.

During 2014, the Company offered a voluntary lump-sum pension payment opportunity to certain terminated vested U.S. pension plan participants. Total lump-sum payments of $80.7 million, of which $71.9 million were considered settlement payments, for those participants electing to receive lump sums were made in 2014 using pension plan assets. The Company recognized pretax settlement losses of $27.9 million in the fourth quarter of 2014 for those plans where the settlement payment exceeded the sum of the plans' service and interest costs.

Costs. Pension and other postretirement benefit costs included the following components for 2015, 2014 and 2013:

	Pension Benefits			Other Postretirement Benefits
(in millions)	2015	2014	2013	2015	2014	2013
Service cost	$—	$—	$0.1	$—	$—	$—
Interest cost	47.9	58.6	54.0	1.8	2.0	1.9
Expected return on plan assets	(55.7)	(58.8)	(57.0)	—	—	—
Amortization of prior service credits	—	—	—	(0.7)	(0.9)	(5.7)
Amortization of net actuarial losses	19.5	15.0	21.4	1.3	—	1.3
Settlement loss	82.3	27.9	—	—	—	—
Net pension and other benefit costs	$94.0	$42.7	$18.5	$2.4	$1.1	$(2.5)

Portions of Net pension and other benefit costs are recorded in Selling, general and administrative expenses as well as capitalized into inventory. Costs capitalized into inventory are eventually realized through Cost of sales in the Consolidated Statements of Operations.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Benefit Obligations and Funded Status. A reconciliation of the changes in the benefit obligations and fair value of assets over the two-year period ending December 31, 2015, and a statement of the funded status at December 31 for these years for the Company's pension and other postretirement benefit plans follow:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2015	2014	2015	2014
Reconciliation of benefit obligation:
Benefit obligation at previous December 31	$1,315.4	$1,249.3	$49.5	$47.7
Interest cost	47.9	58.6	1.8	2.0
Participant contributions	—	—	0.7	0.9
Actuarial (gains) losses	(56.8)	165.9	(4.1)	5.0
Benefit payments	(79.2)	(86.5)	(4.4)	(6.1)
Settlement payments	(191.8)	(71.9)	—	—
Benefit obligation at December 31	1,035.5	1,315.4	43.5	49.5

Reconciliation of fair value of plan assets:
Fair value of plan assets at previous December 31	965.9	956.0	—	—
Actual return on plan assets	(32.1)	94.5	—	—
Employer contributions	73.6	73.8	3.7	5.2
Participant contributions	—	—	0.7	0.9
Benefit payments	(79.2)	(86.5)	(4.4)	(6.1)
Settlement payments	(191.8)	(71.9)	—	—
Fair value of plan assets at December 31	736.4	965.9	—	—

Funded status at December 31	$(299.1)	$(349.5)	$(43.5)	$(49.5)
Funded percentage (A)	71%	73%	NA	NA

(A) As all of the Company's plans are frozen, the Projected benefit obligation and the Accumulated benefit obligation are equal. As of December 31, 2015 and 2014, the projected and accumulated benefit obligations for all of the Company's pension plans were in excess of plan assets.

The funded status of these pension plans includes the projected and accumulated benefit obligations for the Company's nonqualified pension plan of $36.7 million and $39.7 million at December 31, 2015 and 2014, respectively. The Company's nonqualified pension plan and other postretirement benefit plans are not funded.

The amounts included in the Company's Consolidated Balance Sheets as of December 31, 2015 and 2014, were as follows:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2015	2014	2015	2014
Accrued expenses	$3.8	$3.8	$4.4	$4.9
Postretirement benefit liabilities	295.3	345.7	39.1	44.6
Net amount recognized	$299.1	$349.5	$43.5	$49.5

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Accumulated Other Comprehensive Loss. The following pretax activity related to pensions and other postretirement benefits was recorded in Accumulated other comprehensive loss as of December 31:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2015	2014	2015	2014
Prior service credits
Beginning balance	$—	$—	$(11.6)	$(12.5)
Prior service credits arising during the period	—	—	—	—
Amount recognized as component of net benefit costs	—	—	0.7	0.9
Ending balance	—	—	(10.9)	(11.6)

Net actuarial losses
Beginning balance	528.6	441.3	7.3	2.3
Actuarial (gains) losses arising during the period	31.0	130.2	(4.1)	5.0
Amount recognized as component of net benefit costs	(101.8)	(42.9)	(1.3)	—
Ending balance	457.8	528.6	1.9	7.3

Total	$457.8	$528.6	$(9.0)	$(4.3)

The estimated pretax net actuarial loss in Accumulated other comprehensive loss at December 31, 2015, expected to be recognized as a component of net periodic benefit cost in 2016 for the Company's pension plans, is $17.4 million. The estimated pretax prior service credit and net actuarial loss in Accumulated other comprehensive loss at December 31, 2015, expected to be recognized as components of net periodic benefit cost in 2016 for the Company's other postretirement benefit plans, are $0.7 million and $0.0 million, respectively.

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

Other Postretirement Benefits. Once participants eligible for other postretirement benefits turn 65 years old, the health care benefits become a flat dollar amount based on age and years of service. The assumed health care cost trend rate for other postretirement benefits for pre-age 65 benefits as of December 31 was as follows:

	Pre-age 65 Benefits
	2015	2014
Health care cost trend rate for next year	5.8%	7.1%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year rate reaches the ultimate trend rate	2037	2028

The health care cost trend rate assumption has an effect on the amounts reported. A one percent change in the assumed health care trend rate at December 31, 2015, would have the following effects:

(in millions)	One Percent Increase	One Percent Decrease
Effect on total service and interest cost	$—	$—
Effect on accumulated postretirement benefit obligation	$0.1	$(0.1)

The Company monitors the cost of health care and life insurance benefit plans and reserves the right to make additional changes or terminate these benefits in the future.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Assumptions. In October 2014, the Society of Actuaries (SOA) issued updated mortality tables (RP-2014) and a mortality improvement scale (MP-2014), which reflect longer life expectancies than previously projected. The SOA RP-2014 and MP-2014 were considered in developing the Company's updated mortality assumptions for pension and postretirement benefit obligations recorded at December 31, 2015 and 2014. The updated mortality assumptions resulted in an increase of approximately $59 million and $2 million in the Company's pension and postretirement benefit obligations, respectively, at December 31, 2014.

Weighted average assumptions used to determine pension and other postretirement benefit obligations at December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
Discount rate	4.40%	3.95%	4.23%	3.75%

Weighted average assumptions used to determine net pension and other postretirement benefit costs for the years ended December 31 were as follows:

	2015	2014	2013
Discount rate for pension benefits	3.95%	4.85%	4.00%
Discount rate for other postretirement benefits	3.75%	4.40%	3.60%
Long-term rate of return on plan assets	6.00%	6.25%	6.50%

The Company utilizes a yield curve analysis to calculate the discount rates used to determine pension and other postretirement benefit obligations. The yield curve analysis matches the cash flows of the Company's benefit obligations. The yield curve consisted of spot interest rates at half year increments for each of the next 30 years and was developed based on pricing and yield information for high quality corporate bonds rated Aa by either Moody's or Standard & Poor's, private placement bonds that are traded in reliance with Rule 144A and are at least two years from date of issuance, bonds with make-whole provisions and bonds issued by foreign corporations that are denominated in U.S. dollars, excluding callable bonds and bonds less than a minimum size and other filtering criteria. Additionally, the Company's yield curve methodology includes bonds having a yield that is greater than the regression mean yield curve as the Company believes this methodology represents an appropriate estimate of the rates at which the Company could effectively settle its pension obligations.

The Company evaluates its assumption regarding the estimated long-term rate of return on plan assets based on historical experience, future expectations of investment returns, asset allocations, investment strategies and views of investment professionals. The Company's long-term rate of return on assets assumptions of 6.00 percent for 2015, 6.25 percent for 2014, and 6.50 percent for 2013, reflect expectations of projected weighted average market returns for the plans' assets. These changes in expected returns also reflected adjustments to the Company's targeted asset allocation.

Master Trust Investments. Assets of the Company's Master Pension Trust (Trust) are invested solely in the interest of the plan participants for the purpose of providing benefits to participants and their beneficiaries. Investment decisions within the Trust are made after giving appropriate consideration to the prevailing facts and circumstances that a prudent person acting in a like capacity would use in a similar situation, and follow the guidelines and objectives established within the investment policy statement for the Trust. In general, the Trust's investment strategy is to invest in a diversified portfolio of assets that will generate returns equal to or in excess of the change in liabilities resulting from interest costs and discount rate fluctuations. The excess returns generated from this strategy will contribute to improving the funded position of the plan. In order for returns to achieve this objective, the Trust will invest in fixed income investments and equities. These asset classes have historically been reasonably correlated to changes in plan liabilities resulting from changes in the discount rate. All investments are continually monitored and reviewed, with a focus on asset allocation, investment vehicles and performance of the individual investment managers, as well as overall Trust performance. Over time, the Company has shifted a greater percentage of the Trust's assets into long-term fixed-income securities, with an objective of achieving an improved matching of asset returns with changes in liabilities. The Company will consider future changes in asset allocation based on a number of factors including improvements in the plans' funded position, performance of equity investments and changes in the discount rate used to measure plan liabilities.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The Trust asset allocation at December 31, 2015 and 2014, and target allocation for 2016 are as follows:

	2015	2014	Target Allocation for 2016
Equity securities:
United States	17%	17%	17%
International	3%	3%	3%
Fixed-income securities	77%	66%	80%
Short-term investments	3%	14%	—
Total	100%	100%	100%

The fair values of the Trust's pension assets at December 31, 2015, by asset class were as follows:

	Fair Value Measurements at December 31, 2015 (A)
(in millions)		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Class	Total	(Level 1)	(Level 2)	(Level 3)
Short-term investments	$26.7	$0.5	$26.2	$—
Equity securities: (B)
United States	129.1	—	129.1	—
International	21.0	—	21.0	—
Fixed-income securities:
Government securities (C)	124.8	—	124.8	—
Corporate securities (D)	415.8	—	415.8	—
Commingled funds (E)	37.3	—	37.3	—
Other investments (F)	(1.0)	—	(1.0)	—
Total pension assets at fair value	753.7	$0.5	$753.2	$—
Other liabilities (G)	(17.3)
Total pension plan net assets	$736.4

(A) See Note 7 – Fair Value Measurements for a description of levels within the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measurement in its entirety. A description of the valuation methodologies is provided following these tables. There were no transfers in and/or out of Level 1, Level 2 and Level 3 in 2015.
(B) The equity assets are invested in two indexed funds based on the Russell 3000 Index (U.S.) and the MSCI EAFE Equity Index (International). The Trust did not directly own any of the Company's common stock as of December 31, 2015.
(C) Government securities are comprised of U.S. Treasury bonds and other government securities.
(D) Corporate securities consist primarily of a diversified portfolio of investment grade bonds issued by companies.
(E) This class includes commingled funds that primarily invest in investment grade corporate securities and government-related securities. This class also includes investments in non-agency collateralized mortgage obligation and mortgage-backed securities, futures and options.
(F) Other investments consist primarily of interest rate swaps used to manage the average duration of the fixed income portfolio and credit default swaps to manage credit risk exposure.
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
(D) Corporate securities consist primarily of a diversified portfolio of investment grade bonds issued by companies.
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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Other investments: Exchange-traded derivative instruments are valued using market indices. The fair value of derivatives that are not traded on an exchange are based on valuation models using observable market data as of the measurement date.

There were no pension plan assets using significant unobservable inputs (Level 3) for the years ended December 31, 2015 and December 31, 2014.

Expected Cash Flows. The expected cash flows for the Company's pension and other postretirement benefit plans follow:

(in millions)	Pension Benefits	Other Postretirement Benefits
Company contributions expected to be made in 2016 (A)	$38.8	$4.4
Expected benefit payments (which reflect future service):
2016	$73.0	$4.4
2017	$73.5	$4.2
2018	$73.4	$4.0
2019	$73.0	$3.8
2020	$72.2	$3.5
2020-2024	$345.8	$13.3

(A) The Company currently anticipates contributing approximately $35.0 million to fund the qualified pension plans and approximately $3.8 million to cover benefit payments in the unfunded, nonqualified pension plan in 2016. Company contributions are subject to change based on market conditions or Company discretion.

The Company also provides postemployment benefits to qualified former or inactive employees. The pretax prior service credits in Accumulated other comprehensive loss recognized in income were $0.6 million and $1.3 million in 2015 and 2014, respectively. The pretax prior service credits in Accumulated other comprehensive loss were fully recognized at December 31, 2015.

Note 18 – Stock Plans and Management Compensation

On May 7, 2014, the Company's shareholders approved the Brunswick Corporation 2014 Stock Incentive Plan (Plan), which replaced the Company's 2003 Stock Incentive Plan. Under the Plan, the Company may grant stock options, stock appreciation rights (SARs), non-vested stock awards and performance awards to executives, other employees and non-employee directors, with 5.0 million shares from treasury shares and from authorized, but unissued, shares of common stock initially available for grant, in addition to any shares reacquired by the Company through the forfeiture of past awards, or settlement of such awards in cash. As of December 31, 2015, 5.3 million shares remained available for grant.

Non-vested stock awards

The Company grants both stock-settled and cash-settled non-vested stock units and awards to key employees as determined by the Human Resources and Compensation Committee. Non-vested stock units and awards have vesting periods of three or four years. Non-vested stock units and awards are eligible for dividends, which are reinvested, and are non-voting. All non-vested units and awards have restrictions on the sale or transfer of such awards during the vesting period.

Generally, grants of non-vested stock units and awards are forfeited if employment is terminated prior to vesting. Non-vested stock units and awards granted in 2006 and later vest pro rata if (A) the grantee has attained the age of 62, or (B) the grantee's age plus total years of service equals 70 or more.

The Company recognizes the cost of non-vested stock units and awards on a straight-line basis over the requisite service period. Additionally, cash-settled non-vested stock units and awards are recorded as a liability in the balance sheet and adjusted to fair value each reporting period through stock compensation expense. During December 31, 2015, 2014 and 2013, the Company charged $13.6 million, $10.5 million and $10.1 million, respectively, to compensation expense for non-vested stock awards.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The weighted average price per non-vested stock award at grant date was $53.77, $40.41 and $34.64 for the non-vested stock awards granted in 2015, 2014 and 2013, respectively. Non-vested stock award activity for all plans for the three years ended December 31 was as follows:

(in thousands)	2015	2014	2013
Outstanding at January 1	880	815	798
Granted	258	322	298
Released	(293)	(220)	(266)
Forfeited	(11)	(37)	(15)
Outstanding at December 31	834	880	815

As of December 31, 2015, there was $5.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. The Company expects this cost to be recognized over a weighted average period of 1.1 years.

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

In addition, grantees continue to vest in accordance with the vesting schedule even upon termination if (A) the grantee has attained the age of 62, or (B) the grantee's age plus total years of service equals 70 or more. An additional provision applies that prorates the grant in the event of termination prior to the first anniversary of the date of grant, provided the participant had met the appropriate retirement age definition of rule of 70 or age 62.

SARs and stock option activity for all plans for the three years ended December 31, 2015, 2014 and 2013, was as follows:

	2015				2014		2013
(in thousands, except exercise price and terms)	SARs/Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	SARs/Stock Options Outstanding	Weighted Average Exercise Price	SARs/Stock Options Outstanding	Weighted Average Exercise Price
Outstanding on January 1	2,705	$16.91			3,825	$19.09	8,166	$17.33
Granted	—	$—			—	$—	—	$—
Exercised	(464)	$22.15		$14,615	(1,084)	$24.02	(4,156)	$14.80
Forfeited	(7)	$29.99			(36)	$35.10	(185)	$37.38
Outstanding on December 31	2,234	$15.78	4.1 years	$77,580	2,705	$16.91	3,825	$19.09
Exercisable on December 31	2,151	$15.47	4.1 years	$75,372	2,294	$16.03	2,607	$19.73
Vested and expected to vest on December 31	2,234	$15.78	4.1 years	$77,580	2,705	$16.91	3,825	$19.09

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The following table summarizes information about SARs and stock options outstanding as of December 31, 2015:

	Outstanding				Exercisable
Range of Exercise Price	Number (in thousands)	Weighted Average Remaining Years of Contractual Life		Weighted Average Exercise Price	Number (in thousands)	Weighted Average Remaining Years of Contractual Life		Weighted Average Exercise Price
$3.37 to $5.99	274	3.2	years	$5.21	274	3.2	years	$5.21
$6.00 to $19.90	1,093	3.9	years	$12.20	1,093	3.9	years	$12.20
$19.91 to $39.56	867	4.7	years	$23.64	784	4.6	years	$23.63

Total stock option and SARs expense was $0.3 million, $1.3 million and $3.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Performance Awards

In February 2015, 2014 and 2013, the Company granted performance shares to certain senior executives. The 2015 share awards are based on three performance measures: a cash flow return on investment (CFROI) measure, an operating margin (OM) measure and a total shareholder return (TSR) modifier. The 2014 and 2013 share awards are based on a CFROI measure and a TSR modifier. Performance shares are earned based on a three-year performance period and a one-year performance period, commencing at the beginning of the calendar year of each grant, for the 2015 and 2014 share grants, respectively. The performance shares are then subject to a TSR modifier based on stock returns measured against stock returns of a predefined comparator group over a three-year performance period which starts at the beginning of the calendar year of each grant. Additionally, in February 2015, 2014 and 2013, the Company granted 22,990, 24,600, and 26,000 performance shares, respectively, to certain officers and certain senior managers based on the respective measures and performance periods described above but excluding a TSR modifier.

Based on projections of probable attainment of the performance measures and the projected TSR modifier used to determine the performance awards, $8.0 million was charged to compensation expense for the twelve months ended December 31, 2015. In the twelve months ended December 31, 2014 and 2013, $6.5 million and $5.0 million, respectively, was charged to compensation expense based on projections of probable attainment of the CFROI measure and the projected TSR modifier used to determine the performance awards.

The fair values of the senior executives' performance share award grants with a TSR modifier at the grant date in 2015, 2014 and 2013 were $56.17, $41.38 and $35.93, respectively, which were estimated using the Monte Carlo valuation model, and incorporated the following assumptions:

	2015	2014	2013
Risk-free interest rate	1.0%	0.6%	0.4%
Dividend yield	0.9%	1.0%	0.1%
Volatility factor	39.2%	43.7%	53.0%
Expected life of award	2.9 years	2.9 years	2.9 years

The fair value of certain officers and certain senior managers' performance awards granted based solely on the CFROI performance factor was $52.39, $40.44 and $34.65, which was equal to the stock price on the date of grant in 2015, 2014 and 2013, respectively.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Performance award activity for the years ended December 31, 2015, 2014 and 2013 was as follows:

(in thousands)	2015	2014	2013
Outstanding at January 1	376	249	96
Granted	167	152	153
Released	(116)	—	—
Forfeited	(3)	(25)	—
Outstanding at December 31	424	376	249

As of December 31, 2015, the Company had $1.6 million of total unrecognized compensation cost related to performance awards. The Company expects this cost to be recognized over a weighted average period of 1.6 years.

Excess Tax Benefits

For tax purposes, share-based compensation expense is deductible in the year of exercise or release based on the intrinsic value of the award on the date of exercise or release. For financial reporting purposes, share-based compensation expense is based upon grant-date fair value, which is amortized over the vesting period. Excess or "windfall" tax benefits represent the excess tax deduction received by the Company resulting from the difference between the share-based compensation expense deductible for tax purposes and the share-based compensation expense recognized for financial reporting purposes. Windfall tax benefits are recorded directly to Additional paid-in capital in Shareholders' equity on the Company's Consolidated Balance Sheets. Windfall tax benefits for the years ended December 31, 2015, 2014 and 2013 were $7.0 million, $8.4 million and $37.2 million, respectively, and are netted out of cash from operating activities and are reflected as a cash inflow from financing activities in the Consolidated Statements of Cash Flows.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 19 – Comprehensive Income

The following table presents reclassification adjustments out of Accumulated other comprehensive loss during the years ended December 31, 2015, 2014 and 2013:

(in millions)	Twelve Months Ended
Details about Accumulated other comprehensive loss components	December 31, 2015	December 31, 2014	December 31, 2013	Affected line item in the statement where net income is presented
Amount of gain (loss) reclassified into earnings on foreign currency:
Foreign currency cumulative translation adjustment	$—	$(1.2)	$—	Gain on disposal of discontinued operations, net of tax
Foreign currency cumulative translation adjustment	—	—	0.7	Selling, general and administrative expense
	—	(1.2)	0.7	Total before tax
	—	0.5	—	Tax benefit (A)
	$—	$(0.7)	$0.7	Net of tax

Amortization of defined benefit items:
Prior service credits	$1.3	$2.2	$7.0	(B)
Net actuarial losses	(103.8)	(43.3)	(23.4)	(B)
	(102.5)	(41.1)	(16.4)	Total before tax
	39.7	16.7	0.2	Tax benefit (A)
	$(62.8)	$(24.4)	$(16.2)	Net of tax

Amount of gain (loss) reclassified into earnings on derivative contracts:
Interest rate contracts	$(0.1)	$(0.1)	$1.4	Interest expense
Foreign exchange contracts	12.2	(0.2)	(3.0)	Cost of sales
Commodity contracts	0.7	(1.9)	(2.7)	Cost of sales
	12.8	(2.2)	(4.3)	Total before tax
	(4.0)	0.8	(0.4)	Tax (provision) benefit (A)
	$8.8	$(1.4)	$(4.7)	Net of tax

(A) Pre-tax and after-tax amounts are substantially the same for 2013 as the Company maintained a tax valuation allowance for these items until its reversal at December 31, 2013. See Note 12 – Income Taxes for additional details.

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

Treasury stock activity for the years ended December 31, 2015, 2014 and 2013, was as follows:

(Shares in thousands)	2015	2014	2013
Balance at January 1	9,844	10,129	12,907
Compensation plans and other	(458)	(697)	(2,778)
Share repurchases	2,339	412	—
Balance at December 31	11,725	9,844	10,129

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 21 – Leases

Operating Leases. The Company has various lease agreements for offices, branches, factories, distribution and service facilities and certain personal property. The longest of these obligations extends through 2032. Most leases contain renewal options and escalation clauses, and some contain purchase options or contingent rentals.

No leases contain restrictions on the Company's activities concerning dividends or incurring additional debt. Rent expense consisted of the following:

(in millions)	2015	2014	2013
Basic expense	$31.6	$27.8	$30.5
Contingent expense	2.8	1.9	2.1
Sublease income	(0.3)	(0.2)	(0.3)
Rent expense, net	$34.1	$29.5	$32.3

Future minimum rental payments at December 31, 2015, under agreements classified as operating leases with non-cancelable terms in excess of one year, were as follows:

(in millions)
2016	$33.4
2017	29.8
2018	22.7
2019	13.0
2020	9.8
Thereafter	25.2
Total (not reduced by minimum sublease income of $0.3)	$133.9

Capital Leases. In October 2011, the Company entered into a construction contract and lease agreement for a boat manufacturing and distribution facility in Brazil. The Company was deemed to be the owner of the project as the Company funded a portion of the construction costs during the construction period. As a result, the Company is accounting for the facility lease as a capital lease. The facility was completed in 2012 and the Company began amortizing the asset through depreciation expense. In 2015, an impairment was recognized on the capital lease asset. Refer to Note 3 –Restructuring Activities for more information. The amounts recorded in the Consolidated Balance Sheets as of December 31, 2015 and 2014, were as follows:

(in millions)	2015	2014
Assets:
Buildings and improvements	$5.3	$8.0
Accumulated depreciation and impairment	(5.3)	(1.9)
Total assets	$—	$6.1

Liabilities:
Short-term debt	$0.9	$0.4
Debt	1.9	4.1
Total liabilities	$2.8	$4.5

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The future minimum rental payments at December 31, 2015, under agreements classified as capital leases with non-cancelable terms in excess of one year, were as follows:

(in millions)
2016	$0.5
2017	0.6
2018	0.6
2019	0.7
2020	0.7
Thereafter	1.2
Total	$4.3

Note 22 – Quarterly Data (unaudited)

Brunswick maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning thirteen weeks, with the first, second and third quarters ending on the Saturday closest to the end of the first, second and third thirteen-week periods, respectively. The first three quarters of fiscal year 2015 ended on April 4, 2015, July 4, 2015, and October 3, 2015, and the first three quarters of fiscal year 2014 ended on March 29, 2014, June 28, 2014, and September 27, 2014.

	Quarter Ended
(in millions, except per share data)	April 4, 2015	July 4, 2015	October 3, 2015	December 31, 2015	Year Ended December 31, 2015
Net sales	$985.7	$1,142.0	$991.9	$986.1	$4,105.7
Gross margin (A)	258.8	324.4	281.7	249.7	1,114.6
Pension settlement charge (B)	—	—	—	82.3	82.3
Restructuring, exit and impairment charges (C)	—	—	—	12.4	12.4
Net earnings (loss) from continuing operations	56.6	107.6	72.2	(9.0)	227.4
Net earnings (loss) from discontinued operations, net of tax (D)	0.4	10.2	3.7	(0.3)	14.0
Net earnings (loss)	57.0	117.8	75.9	(9.3)	241.4
Basic earnings (loss) per common share:
Net earnings (loss) from continuing operations	$0.60	$1.15	$0.78	$(0.10)	$2.45
Net earnings (loss) from discontinued operations (D)	$0.01	$0.11	$0.04	$(0.00)	$0.15
Net earnings (loss)	$0.61	$1.26	$0.82	$(0.10)	$2.60
Diluted earnings (loss) per common share:
Net earnings (loss) from continuing operations	$0.59	$1.14	$0.77	$(0.10)	$2.41
Net earnings (loss) from discontinued operations (D)	$0.01	$0.11	$0.04	$(0.00)	$0.15
Net earnings (loss)	$0.60	$1.25	$0.81	$(0.10)	$2.56
Dividends declared	$0.125	$0.125	$0.125	$0.15	$0.525
Common stock price (NYSE symbol: BC):
High	$56.40	$55.29	$55.27	$55.51	$56.40
Low	$50.22	$50.05	$46.49	$47.64	$46.49

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

	Quarter Ended
(in millions, except per share data)	March 29, 2014	June 28, 2014	September 27, 2014	December 31, 2014	Year Ended December 31, 2014
Net sales	$894.9	$1,073.1	$932.1	$938.6	$3,838.7
Gross margin (A)	243.3	304.3	259.2	230.0	1,036.8
Pension settlement charge (B)	—	—	—	27.9	27.9
Restructuring, exit and impairment charges (C)	—	3.1	0.9	0.2	4.2
Impairment of equity method investment (E)	—	—	—	(20.2)	(20.2)
Loss on early extinguishment of debt	—	—	—	(0.1)	(0.1)
Net earnings (loss) from continuing operations	49.1	87.1	61.0	(2.3)	194.9
Net earnings (loss) from discontinued operations, net of tax (D)	7.9	1.5	43.4	(2.0)	50.8
Net earnings (loss)	57.0	88.6	104.4	(4.3)	245.7
Basic earnings (loss) per common share:
Net earnings (loss) from continuing operations	$0.53	$0.93	$0.65	$(0.03)	$2.08
Net earnings (loss) from discontinued operations (D)	$0.08	$0.02	$0.46	$(0.02)	$0.55
Net earnings (loss)	$0.61	$0.95	$1.11	$(0.05)	$2.63
Diluted earnings (loss) per common share:
Net earnings (loss) from continuing operations	$0.52	$0.92	$0.64	$(0.03)	$2.05
Net earnings (loss) from discontinued operations (D)	$0.08	$0.01	$0.46	$(0.02)	$0.53
Net earnings (loss)	$0.60	$0.93	$1.10	$(0.05)	$2.58
Dividends declared	$0.10	$0.10	$0.125	$0.125	$0.45
Common stock price (NYSE symbol: BC):
High	$46.74	$46.53	$44.90	$51.94	$51.94
Low	$40.13	$38.95	$39.55	$39.29	$38.95

(A) Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Operations.
(B) Pension settlement charges are discussed in Note 17 – Postretirement Benefits in the Notes to Consolidated Financial Statements.
(C) Restructuring, exit and impairment charges are discussed in Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements.
(D) Certain quarterly earnings and earnings per share numbers include gains on the disposal of the Bowling Products and Bowling Retail businesses in 2015 and 2014, respectively. Refer to Note 2 – Discontinued Operations in the Notes to Consolidated Financial Statements.
(E) Impairment of the marine equity method investment is discussed in Note 9 – Investments in the Notes to Consolidated Financial Statements.

Note 23 – Subsequent Events

On February 11, 2016, the Company's Board of Directors declared a quarterly dividend on its common stock of $0.15 per share. The dividend will be payable March 15, 2016 to shareholders of record on February 23, 2016.

On February 11, 2016, the Company's Board of Directors authorized an increase of $300 million to the Company's existing share repurchase program. Share repurchases will be completed in the open market or through privately negotiated transactions over a three-year period. The Company's share repurchase program does not obligate it to acquire any specific number of shares, and the Company may discontinue purchases at any time that management determines additional purchases are not warranted.

On January 20, 2016, the Company acquired 100 percent of privately held Cybex International, Inc. (Cybex), a leading manufacturer of commercial fitness equipment, which is based in Medway, Massachusetts. Cybex offers a full line of cardiovascular and strength products and had unaudited sales in 2015 of approximately $169 million. The addition of Cybex expands the Fitness segment's manufacturing footprint to meet current and future demand more effectively and increases the breadth and depth of the segment's product portfolio. Due to the recent timing of this acquisition, the Company has not yet allocated the purchase price to the fair value of the tangible and intangible assets and liabilities at the acquisition date. Cybex will be managed as part of the Company's Fitness segment.

BRUNSWICK CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Allowances for Losses on Receivables	Balance at Beginning of Year	Charges to Profit and Loss	Write-offs	Recoveries	Other	Balance at End of Year
2015	$16.3	$3.8	$(4.7)	$0.3	$(1.9)	$13.8

2014	$16.8	$0.0	$(4.8)	$0.3	$4.0	$16.3

2013	$21.6	$2.7	$(6.5)	$0.6	$(1.6)	$16.8

Deferred Tax Asset Valuation Allowance	Balance at Beginning of Year	Charges to Profit and Loss(A)	Write-offs	Recoveries	Other(A)	Balance at End of Year
2015	$69.0	$5.3	$—	$—	$(3.7)	$70.6

2014	$88.2	$(7.6)	$—	$—	$(11.6)	$69.0

2013	$717.5	$(595.2)	$(15.8)	$—	$(18.3)	$88.2

(A) For the year ended December 31, 2015, the deferred tax asset valuation allowance increased mainly as a result of additional tax losses being generated in foreign jurisdictions. For the year ended December 31, 2014, the deferred tax asset valuation allowance decreased mainly as a result of tax loss carryforwards being utilized. For the year ended December 31, 2013, the deferred tax asset valuation allowance decreased mainly as a result of the release of $599.5 million of the valuation allowance that, due to significant positive evidence, was no longer required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUNSWICK CORPORATION
February 17, 2016	By:	/s/ ALAN L. LOWE
Alan L. Lowe
Vice President - Finance and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

February 17, 2016	By:	/S/ MARK D. SCHWABERO
Mark D. Schwabero
Chairman and Chief Executive Officer
(Principal Executive Officer)

February 17, 2016	By:	/s/ WILLIAM L. METZGER
William L. Metzger
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

February 17, 2016	By:	/s/ ALAN L. LOWE
Alan L. Lowe
Vice President - Finance and Controller
(Principal Accounting Officer)

This report has been signed by the following directors, constituting the remainder of the Board of Directors, by William L. Metzger, as Attorney-in-Fact.

Nolan D. Archibald
Nancy E. Cooper
David C. Everitt
Manuel A. Fernandez
Mark D. Schwabero
David V. Singer
Ralph C. Stayer
Jane L. Warner
J. Steven Whisler
Roger J. Wood

February 17, 2016	By:	/s/ WILLIAM L. METZGER
William L. Metzger
Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description
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

10.8*
Brunswick Corporation 2005 Automatic Deferred Compensation Plan as amended and restated effective January 1, 2014, filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for 2014 as filed with the Securities and Exchange Commission on February 20, 2015 and hereby incorporated by reference.

10.9*
Brunswick Restoration Plan, as amended and restated effective January 1, 2013, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Securities and Exchange Commission on August 3, 2012, and hereby incorporated by reference.

10.10*
2012 Stock-Settled Stock Appreciation Right Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the Securities and Exchange Commission on May 4, 2012, and hereby incorporated by reference.

10.11*
2013 Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2013, as filed with the Securities and Exchange Commission on May 1, 2013, and hereby incorporated by reference.

10.12*
2013 Amended Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan - TSR Participants, filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2014, as filed with the Securities and Exchange Commission on April 30, 2014, and hereby incorporated by reference.

10.13*
2013 Cash-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2013, as filed with the Securities and Exchange Commission on May 1, 2013, and hereby incorporated by reference.

10.14*
2013 Stock-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2013, as filed with the Securities and Exchange Commission on May 1, 2013, and hereby incorporated by reference.

10.15*
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

10.18*
2014 Cash-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2014, as filed with the Securities and Exchange Commission on April 30, 2014, and hereby incorporated by reference.

10.19*
2014 Stock-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2014, as filed with the Securities and Exchange Commission on April 30, 2014, and hereby incorporated by reference.

10.20*
Brunswick Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2014, as filed with the Securities and Exchange Commission on July 31, 2014 and hereby incorporated by reference.

10.21*
2015 Brunswick Performance Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 4, 2015, as filed with the Securities and Exchange Commission on May 7, 2015, and hereby incorporated by reference.

10.22*
2015 Brunswick Performance Plan - Senior Management Incentive Plan Participants, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 4, 2015, as filed with the Securities and Exchange Commission on May 7, 2015, and hereby incorporated by reference.

10.23*
2015 Brunswick Performance Plan - Performance Share Plan Participants, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 4, 2015, as filed with the Securities and Exchange Commission on May 7, 2015, and hereby incorporated by reference.

10.24*
2015 Stock-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 4, 2015, as filed with the Securities and Exchange Commission on May 7, 2015, and hereby incorporated by reference.

10.25*
2015 Cash-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 4, 2015, as filed with the Securities and Exchange Commission on May 7, 2015, and hereby incorporated by reference.

10.26*
2015 Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 4, 2015 as filed with the Securities and Exchange Commission on May 7, 2015, and hereby incorporated by reference.

10.27*
2015 Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan - TSR Participants, filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 4, 2015, as filed with the Securities and Exchange Commission on May 7, 2015, and hereby incorporated by reference.

10.28*
January 1, 2014 amendment to Form of Officer Terms and Conditions of Employment, amended and restated effective December 31, 2012, filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for 2014 as filed with the Securities and Exchange Commission on February 20, 2015 and hereby incorporated by reference.

10.29*
Terms and Conditions of Employment agreement for Mark D. Schwabero, effective February 11, 2016, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 12, 2016, and hereby incorporated by reference.

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