Form 10-Q
period 2016-04-02
BRUNSWICK CORP
filed 2016-05-05
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended April 2, 2016
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

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of May 3, 2016 was 90,630,895.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
April 2, 2016

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BRUNSWICK CORPORATION Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended
(in millions, except per share data)	April 2, 2016	April 4, 2015
Net sales	$1,070.3	$985.7
Cost of sales	788.2	726.9
Selling, general and administrative expense	147.7	140.0
Research and development expense	34.6	30.1
Restructuring and integration charges	3.8	—
Operating earnings	96.0	88.7
Equity earnings	0.8	1.0
Other income, net	1.0	1.7
Earnings before interest and income taxes	97.8	91.4
Interest expense	(6.8)	(7.0)
Interest income	0.4	0.5
Earnings before income taxes	91.4	84.9
Income tax provision	28.2	28.3
Net earnings from continuing operations	63.2	56.6

Discontinued operations:
Earnings from discontinued operations, net of tax	1.6	0.4
Net earnings from discontinued operations, net of tax	1.6	0.4
Net earnings	$64.8	$57.0

Earnings per common share:
Basic
Earnings from continuing operations	$0.69	$0.60
Earnings from discontinued operations	0.02	0.01
Net earnings	$0.71	$0.61

Diluted
Earnings from continuing operations	$0.68	$0.59
Earnings from discontinued operations	0.02	0.01
Net earnings	$0.70	$0.60

Weighted average shares used for computation of:
Basic earnings per common share	91.8	93.8
Diluted earnings per common share	92.8	95.2

Comprehensive income	$73.0	$45.7

Cash dividends declared per share	$0.15	$0.125

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Balance Sheets (unaudited)

(in millions)	April 2, 2016	December 31, 2015	April 4, 2015
Assets
Current assets
Cash and cash equivalents, at cost, which approximates fair value	$282.2	$657.3	$368.2
Short-term investments in marketable securities	0.8	11.5	57.8
Total cash, cash equivalents and short-term investments in marketable securities	283.0	668.8	426.0
Restricted cash	12.7	12.7	15.6
Accounts and notes receivable, less allowances of $14.9, $13.8 and $16.2	526.3	398.1	473.7
Inventories
Finished goods	481.8	444.4	437.4
Work-in-process	98.3	88.4	98.5
Raw materials	157.3	152.2	143.9
Net inventories	737.4	685.0	679.8
Prepaid expenses and other	50.0	39.8	40.9
Current assets held for sale	—	—	31.0
Current assets	1,609.4	1,804.4	1,667.0

Property
Land	22.8	24.2	23.5
Buildings and improvements	378.4	351.8	333.8
Equipment	910.4	886.8	854.9
Total land, buildings and improvements and equipment	1,311.6	1,262.8	1,212.2
Accumulated depreciation	(870.1)	(861.4)	(847.3)
Net land, buildings and improvements and equipment	441.5	401.4	364.9
Unamortized product tooling costs	108.9	103.8	99.0
Net property	550.4	505.2	463.9

Other assets
Goodwill	380.3	298.7	296.0
Other intangibles, net	136.8	55.1	44.2
Equity investments	27.3	21.5	25.1
Non-current deferred tax asset	372.1	420.2	479.4
Other long-term assets	46.4	47.4	42.5
Long-term assets held for sale	—	—	11.9
Other assets	962.9	842.9	899.1

Total assets	$3,122.7	$3,152.5	$3,030.0

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Balance Sheets (unaudited)

(in millions)	April 2, 2016	December 31, 2015	April 4, 2015
Liabilities and shareholders’ equity
Current liabilities
Current maturities of long-term debt	$4.8	$6.0	$5.0
Accounts payable	362.0	339.1	347.4
Accrued expenses	529.4	563.0	477.4
Current liabilities held for sale	—	—	15.5
Current liabilities	896.2	908.1	845.3

Long-term liabilities
Debt	446.1	442.5	448.8
Deferred income taxes	2.3	12.3	4.1
Postretirement benefits	310.7	347.5	333.7
Other	162.1	160.8	193.6
Long-term liabilities held for sale	—	—	7.3
Long-term liabilities	921.2	963.1	987.5

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares; outstanding: 90,712,000, 90,813,000 and 92,716,000 shares	76.9	76.9	76.9
Additional paid-in capital	380.7	408.0	392.9
Retained earnings	1,711.7	1,660.4	1,512.7
Treasury stock, at cost: 11,826,000, 11,725,000 and 9,822,000 shares	(398.1)	(389.9)	(293.5)
Accumulated other comprehensive loss, net of tax	(465.9)	(474.1)	(491.8)
Shareholders’ equity	1,305.3	1,281.3	1,197.2

Total liabilities and shareholders’ equity	$3,122.7	$3,152.5	$3,030.0

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
(in millions)	April 2, 2016	April 4, 2015
Cash flows from operating activities
Net earnings	$64.8	$57.0
Less: net earnings from discontinued operations, net of tax	1.6	0.4
Net earnings from continuing operations	63.2	56.6
Depreciation and amortization	25.4	21.9
Pension funding, net of expense	(32.2)	(58.0)
Deferred income taxes	20.1	19.4
Excess tax benefits from share-based compensation	(7.4)	(6.0)
Equity in earnings of unconsolidated affiliates, net of dividends	(0.8)	(1.0)
Changes in certain current assets and current liabilities, excluding acquisitions	(153.1)	(160.6)
Income taxes	(4.0)	4.6
Other, net	(1.4)	(2.8)
Net cash used for operating activities of continuing operations	(90.2)	(125.9)
Net cash used for operating activities of discontinued operations	(3.0)	(6.4)
Net cash used for operating activities	(93.2)	(132.3)

Cash flows from investing activities
Capital expenditures	(46.2)	(33.8)
Purchases of marketable securities	—	(15.9)
Sales or maturities of marketable securities	10.7	41.3
Investments	(3.6)	(5.3)
Acquisition of businesses, net of cash acquired	(195.0)	—
Proceeds from the sale of property, plant and equipment	0.1	1.0
Other, net	1.3	—
Net cash used for investing activities of continuing operations	(232.7)	(12.7)
Net cash used for investing activities of discontinued operations	—	(0.2)
Net cash used for investing activities	(232.7)	(12.9)

Cash flows from financing activities
Payments of long-term debt including current maturities	(0.1)	(0.1)
Common stock repurchases	(40.0)	(20.0)
Cash dividends paid	(13.6)	(11.6)
Excess tax benefits from share-based compensation	7.4	6.0
Proceeds from share-based compensation activity	11.6	3.7
Tax withholding associated with shares issued for share-based compensation	(17.4)	(7.8)
Net cash used for financing activities	(52.1)	(29.8)

Effect of exchange rate changes on cash and cash equivalents	2.9	(9.5)
Net decrease in cash and cash equivalents	(375.1)	(184.5)
Cash and cash equivalents at beginning of period	657.3	552.7

Cash and cash equivalents at end of period	$282.2	$368.2

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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Brunswick’s 2015 Annual Report on Form 10-K for the year ended December 31, 2015 (the 2015 Form 10-K). These results include, in the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position of Brunswick as of April 2, 2016, December 31, 2015 and April 4, 2015, the results of operations for the three months ended April 2, 2016 and April 4, 2015, and the cash flows for the three months ended April 2, 2016 and April 4, 2015. Due to the seasonality of Brunswick’s businesses, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning thirteen weeks, with the first quarter ending on the Saturday closest to the end of the first thirteen-week period. The first quarter of fiscal year 2016 ended on April 2, 2016, and the first quarter of fiscal year 2015 ended on April 4, 2015.

Recent Accounting Pronouncements. The following are recent accounting pronouncements that have been adopted during 2016, or will be adopted in future periods.

Share-Based Compensation: In March 2016, the Financial Accounting Standards Board (FASB) amended the Accounting Standards Codification (ASC) to simplify the accounting for employee share-based payment transactions. Amendments related to the timing of excess tax benefit recognition, minimum statutory withholding requirements and forfeitures will be applied using a modified retrospective approach through a cumulative adjustment to equity as of the beginning of the period of adoption. Amendments to certain classifications on the statement of cash flows may be applied either prospectively or retrospectively, and amendments requiring the recognition of excess tax benefits and tax deficiencies in the income statement are to be applied prospectively. These amendments are to be applied for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the approach it will use to apply the new standard and the impact that the adoption of the new standard will have on the Company's condensed consolidated financial statements.

Recognition of Leases: In February 2016, the FASB amended the ASC to require lessees to recognize assets and liabilities on the balance sheet for all leases with terms greater than twelve months. Lessees will recognize expenses similar to current lease accounting. The amendment is to be applied using a modified retrospective method with certain practical expedients, and is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the approach it will use to apply the new standard and the impact that the adoption of the new standard will have on the Company's condensed consolidated financial statements.

Classification of Deferred Income Taxes: In November 2015, the FASB amended the ASC to require that deferred tax assets and liabilities be classified as non-current on the Condensed Consolidated Balance Sheets for all periods presented. The amendment may be applied either retrospectively or prospectively and is effective for fiscal years, and the interim periods thereafter, beginning after December 15, 2016, with early adoption permitted.

The Company early adopted this ASC amendment during the first quarter of 2016 which caused the Company to change its method of presentation for current deferred income taxes in the Condensed Consolidated Balance Sheets for all periods presented. Current deferred income tax assets of $180.5 million and $207.0 million as of December 31, 2015 and April 4, 2015, respectively, were reclassified to long-term. The reclassification of current deferred income tax liabilities did not have a material impact on the Company’s condensed consolidated financial statements.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Measurement of Inventory: In July 2015, the FASB issued final guidance to simplify the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The guidance applies to inventories for which cost is determined by methods other than LIFO and the retail inventory method. The amendment is to be applied prospectively and is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASC amendment, but does not expect it will have a material impact on the Company’s condensed consolidated financial statements.

Fair Value Disclosure: In May 2015, the FASB amended the ASC to update the presentation of certain investments measured at net asset value within the fair value hierarchy. The amendment requires these investments to be removed from the fair value hierarchy categorization and presented as a single reconciling line item between the fair value of investments reported on the Condensed Consolidated Balance Sheets and the amounts reported in the fair value hierarchy table. The amendment is to be applied retrospectively and is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2015, with early adoption permitted. The Company adopted this amendment in 2016 and it did not have a material impact on the Company’s condensed consolidated financial statements.

Revenue Recognition: In May 2014, the FASB and International Accounting Standards Board jointly issued a final standard on revenue recognition which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This standard will supersede most current revenue recognition guidance. Under the new standard, entities are required to identify the contract with a customer; identify the separate performance obligations in the contract; determine the transaction price; allocate the transaction price to the separate performance obligations in the contract; and recognize the appropriate amount of revenue when (or as) the entity satisfies each performance obligation. In August 2015, the FASB amended the ASC to delay the effective date to fiscal years, and the interim periods within those years, beginning on or after January 1, 2018, from the original effective date of January 1, 2017, with early adoption permitted no earlier than January 1, 2017. Entities have the option of using either retrospective transition or a modified approach in applying the new standard. The Company is currently evaluating the approach it will use to apply the new standard and the impact that the adoption of the new standard will have on the Company’s condensed consolidated financial statements.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Discontinued Operations

The following table discloses the results of operations of the businesses reported as discontinued operations for the three months ended April 2, 2016 and April 4, 2015:

(in millions)	April 2, 2016	April 4, 2015
Net sales	$—	$25.2

Earnings from discontinued operations before income taxes	$2.6	$0.6
Income tax provision	1.0	0.2
Net earnings from discontinued operations, net of tax	$1.6	$0.4

There were no assets and liabilities held for sale as of April 2, 2016 or December 31, 2015. The following table reflects the summary of assets and liabilities held for sale for the businesses reported as discontinued operations as of April 4, 2015:

(in millions)	April 4, 2015
Accounts and notes receivable, net	$13.6
Net inventory	16.8
Prepaid expenses and other	0.6
Current assets held for sale	31.0

Net property	8.6
Other long-term assets	3.3
Long-term assets held for sale	11.9
Assets held for sale	$42.9

Accounts payable	$5.7
Accrued expenses	9.8
Current liabilities held for sale	15.5

Other liabilities	7.3
Long-term liabilities held for sale	7.3
Liabilities held for sale	$22.8

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3 – Restructuring and Integration Activities

The Company executed certain integration activities within the Fitness segment related to the acquisition of Cybex International, Inc. (Cybex) in the first quarter of 2016 as discussed in Note 4 –Acquisitions, resulting in the recognition of integration charges in the Condensed Consolidated Statements of Comprehensive Income during 2016.

The following table is a summary of the net expense associated with the Fitness segment integration activities for the three months ended April 2, 2016, as discussed above.

(in millions)	April 2, 2016
Integration activities:
Employee termination and other benefits	$1.9
Professional fees	1.4
Other	0.5
Total integration charges	$3.8

During 2016, the Company made cash payments of $2.9 million relating to all restructuring and integration activities, including payments related to prior period restructuring activities. As of April 2, 2016, accruals remaining for all restructuring and integration activities totaled $2.4 million and are expected to be paid substantially during 2016.

Note 4 – Acquisitions

On January 20, 2016, the Company acquired 100 percent of privately held Cybex, a leading manufacturer of commercial fitness equipment, which is based in Medway, Massachusetts. Cybex offers a full line of cardiovascular and strength products and had unaudited sales in 2015 of approximately $169 million. The addition of Cybex expands the Fitness segment's participation in key markets, including commercial fitness, and adds to the Company's manufacturing footprint to meet current and future demand more effectively. Cybex also increases the breadth and depth of the segment's product portfolio. Cybex is managed within the Company's Fitness segment.

The following table is a summary of the assets acquired, liabilities assumed and net cash consideration paid for the Cybex acquisition during 2016:

(in millions)	Fair Value (B)	Useful Life
Accounts and notes receivable	$25.9
Inventory	13.5
Goodwill (A)	81.9
Trade names	38.6	Indefinite
Customer relationships	41.8	16 years
Patents and proprietary technology	3.1	5 years
Property and equipment	39.8
Other assets	6.0
Total assets acquired	250.6
Total liabilities assumed	55.6
Net cash consideration paid	$195.0

(A) The goodwill recorded for the acquisition of Cybex is not deductible for tax purposes.
(B) Due to the recent timing of this acquisition, these amounts are preliminary and are subject to change within the measurement period as the Company finalizes its fair value estimates.

This acquisition is not material to the Company's net sales, results of operations or total assets during any period presented. Accordingly, the Company's consolidated results from operations do not differ materially from historical performance as a result of this acquisition and, therefore, pro forma results are not presented.

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

Derivative Financial Instruments. The Company uses derivative financial instruments to manage its risks associated with movements in foreign currency exchange rates, interest rates and commodity prices. Derivative instruments are not used for trading or speculative purposes. The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking each hedge transaction. This process includes linking derivatives that are designated as hedges to specific forecasted transactions. The Company also assesses, both at the hedge’s inception and monthly thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in the anticipated cash flows of the hedged item. If the hedging relationship ceases to be highly effective, or it becomes probable that a forecasted transaction is no longer expected to occur, the Company discontinues hedge accounting prospectively and immediately recognizes the gains and losses associated with those hedges. There were no material adjustments as a result of ineffectiveness to the results of operations for the three months ended April 2, 2016 and April 4, 2015. The fair value of derivative financial instruments is determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded. The effects of derivative financial instruments are not expected to be material to the Company’s financial position or results of operations when considered together with the underlying exposure being hedged. Use of derivative financial instruments exposes the Company to credit risk with its counterparties when the fair value of a derivative contract is an asset. The Company mitigates this risk by entering into derivative contracts with highly rated counterparties. The maximum amount of loss due to counterparty credit risk is limited to the asset value of derivative financial instruments.

Cash Flow Hedges. The Company enters into certain derivative instruments that are designated and qualify as cash flow hedges. The Company executes both forward and option contracts, based on forecasted transactions, to manage foreign currency exchange exposure mainly related to inventory purchase and sales transactions. The Company also enters into commodity swap agreements based on anticipated purchases of copper and natural gas to manage risk related to price changes. From time-to-time, the Company enters into forward-starting interest rate swaps to hedge the interest rate risk associated with the anticipated issuance of debt.

A cash flow hedge requires that as changes in the fair value of derivatives occur, the portion of the change deemed to be effective is recorded temporarily in Accumulated other comprehensive loss, an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of April 2, 2016, the term of derivative instruments hedging forecasted transactions ranged from one to 15 months.

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

Other Hedging Activity. The Company has entered into certain foreign currency forward contracts that have not been designated as a hedge for accounting purposes. These contracts are used to manage foreign currency exposure related to changes in the value of assets or liabilities caused by changes in foreign exchange rates. The change in the fair value of the foreign currency derivative contract and the corresponding change in the fair value of the asset or liability of the Company are both recorded through earnings, each period as incurred. In addition, other hedging activity includes commodity swap agreements that are used to hedge purchases of aluminum. These hedges do not qualify for hedge accounting. The commodity swap agreements are based on anticipated purchases of aluminum and are used to manage risk related to price changes. The change in the fair value of the aluminum derivative contract is recorded through earnings, each period as incurred.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Forward exchange contracts outstanding at April 2, 2016, December 31, 2015 and April 4, 2015 had notional contract values of $232.1 million, $273.5 million and $148.0 million, respectively. Option contracts outstanding at April 2, 2016, December 31, 2015 and April 4, 2015 had notional contract values of $48.3 million, $51.0 million and $70.1 million, respectively. The forward and options contracts outstanding at April 2, 2016 mature during 2016 and 2017 and mainly relate to the Euro, Australian dollar, Canadian dollar, Japanese yen, Brazilian real, Swedish krona, Norwegian krone, Mexican peso, British pound, Hungarian forint and New Zealand dollar. As of April 2, 2016, the Company estimates that during the next 12 months, it will reclassify approximately $0.4 million of net losses (based on current rates) from Accumulated other comprehensive loss to Cost of sales.

Interest Rate. The Company enters into fixed-to-floating interest rate swaps to convert a portion of the Company's long-term debt from fixed to floating rate debt. As of April 2, 2016, December 31, 2015 and April 4, 2015, the outstanding swaps had notional contract values of $200.0 million, of which $150.0 million corresponds to the Company's 4.625 percent Senior notes due 2021 and $50.0 million corresponds to the Company's 7.375 percent Debentures due 2023. These instruments have been designated as fair value hedges, with the fair value recorded in long-term debt.

The Company also enters into forward-starting interest rate swaps from time to time to hedge the interest rate risk associated with anticipated debt issuances. There were no forward-starting interest rate swaps outstanding at April 2, 2016, December 31, 2015 or April 4, 2015.

As of April 2, 2016, December 31, 2015 and April 4, 2015, the Company had $5.1 million, $5.1 million and $5.2 million, respectively, of net deferred losses associated with all settled forward-starting interest rate swaps, which were included in Accumulated other comprehensive loss. As of April 2, 2016, the Company estimates that during the next 12 months, it will reclassify approximately $0.8 million of net losses resulting from settled forward-starting interest rate swaps from Accumulated other comprehensive loss to Interest expense.

Commodity Price. The Company uses commodity swaps to hedge anticipated purchases of aluminum, copper and natural gas. Commodity swap contracts outstanding at April 2, 2016, December 31, 2015 and April 4, 2015 had notional contract values of $7.6 million, $10.8 million and $23.9 million, respectively. The contracts outstanding mature through 2017. The amount of gain or loss associated with the change in fair value of these instruments is either recorded through earnings each period as incurred or, if designated as cash flow hedges, deferred in Accumulated other comprehensive loss and recognized in Cost of sales in the same period or periods during which the hedged transaction affects earnings. As of April 2, 2016, the Company estimates that during the next 12 months it will reclassify approximately $0.4 million in net losses (based on current prices) from Accumulated other comprehensive loss to Cost of sales.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of April 2, 2016, December 31, 2015 and April 4, 2015 the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets				Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value			Balance Sheet Location	Fair Value
		April 2, 2016	Dec. 31, 2015	April 4, 2015		April 2, 2016	Dec. 31, 2015	April 4, 2015
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid expenses and other	$2.8	$5.9	$6.9	Accrued expenses	$3.9	$1.3	$0.9
Commodity contracts	Prepaid expenses and other	—	—	—	Accrued expenses	0.3	0.5	2.5
Total		$2.8	$5.9	$6.9		$4.2	$1.8	$3.4

Derivatives Designated as Fair Value Hedges
Interest rate contracts	Prepaid expenses and other	$2.9	$2.1	$3.0	Accrued expenses	$2.0	$1.4	$1.7
Interest rate contracts	Other long-term assets	6.5	4.0	4.9	Other long-term liabilities	—	—	—
Total		$9.4	$6.1	$7.9		$2.0	$1.4	$1.7

Other Hedging Activity
Foreign exchange contracts	Prepaid expenses and other	$0.3	$1.5	$1.0	Accrued expenses	$0.6	$0.2	$0.0
Commodity contracts	Prepaid expenses and other	—	—	—	Accrued expenses	1.6	2.2	—
Total		$0.3	$1.5	$1.0		$2.2	$2.4	$0.0

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the three months ended April 2, 2016 and April 4, 2015 was:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)
	April 2, 2016	April 4, 2015		April 2, 2016	April 4, 2015
Foreign exchange contracts	$(4.3)	$6.7	Cost of sales	$2.6	$2.6
Commodity contracts	0.0	(2.7)	Cost of sales	(0.2)	(1.8)
Total	$(4.3)	$4.0		$2.4	$0.8

Derivatives Designated as Fair Value Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
		April 2, 2016	April 4, 2015
Interest rate contracts	Interest expense	$0.8	$1.1

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Other Hedging Activity	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
		April 2, 2016	April 4, 2015
Foreign exchange contracts	Cost of sales	$(4.8)	$6.2
Foreign exchange contracts	Other income, net	0.4	0.7
Commodity contracts	Cost of sales	(0.1)	—
Total		$(4.5)	$6.9

Fair Value of Other Financial Instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, accounts and notes receivable and short-term debt approximate their fair values because of the short maturity of these instruments. At April 2, 2016, December 31, 2015 and April 4, 2015, the fair value of the Company’s long-term debt was approximately $462.1 million, $454.7 million and $470.7 million, respectively, and was determined using Level 1 and Level 2 inputs described in Note 6 – Fair Value Measurements, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt. The carrying value of long-term debt, including current maturities, was $447.5 million, $448.5 million and $457.6 million as of April 2, 2016, December 31, 2015 and April 4, 2015, respectively.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of April 2, 2016:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$9.4	$—	$—	$9.4
Short-term investments in marketable securities	0.8	—	—	0.8
Restricted cash	12.7	—	—	12.7
Derivatives	—	12.5	—	12.5
Total assets	$22.9	$12.5	$—	$35.4

Liabilities:
Derivatives	$—	$8.4	$—	$8.4
Other	3.8	36.2	—	40.0
Total liabilities at fair value	$3.8	$44.6	$—	$48.4
Liabilities measured at net asset value				11.6
Total liabilities				$60.0

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$131.3	$138.9	$—	$270.2
Short-term investments in marketable securities	0.8	10.7	—	11.5
Restricted cash	12.7	—	—	12.7
Derivatives	—	13.5	—	13.5
Total assets	$144.8	$163.1	$—	$307.9

Liabilities:
Derivatives	$—	$5.6	$—	$5.6
Other	3.8	34.6	—	38.4
Total liabilities at fair value	$3.8	$40.2	$—	$44.0
Liabilities measured at net asset value				11.3
Total liabilities				$55.3

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of April 4, 2015:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$111.3	$34.5	$—	$145.8
Short-term investments in marketable securities	0.8	57.0	—	57.8
Restricted cash	15.6	—	—	15.6
Derivatives	—	15.8	—	15.8
Total assets	$127.7	$107.3	$—	$235.0

Liabilities:
Derivatives	$—	$5.1	$—	$5.1
Other	7.0	35.0	—	42.0
Total liabilities at fair value	$7.0	$40.1	$—	$47.1
Liabilities measured at net asset value				12.2
Total liabilities				$59.3

Refer to Note 5 – Financial Instruments for additional information related to the fair value of derivative assets and liabilities by class. Other liabilities shown in the tables above include certain deferred compensation plans of the Company. In addition to the items shown in the tables above, refer to Note 17 in the Notes to Consolidated Financial Statements in the 2015 Form 10-K for further discussion regarding the fair value measurements associated with the Company’s postretirement benefit plans.

Note 7 – Share-Based Compensation

Under the Brunswick Corporation 2014 Stock Incentive Plan (Plan), the Company may grant stock options, stock appreciation rights (SARs), non-vested stock awards and performance awards to executives, other employees and non-employee directors from treasury shares and from authorized, but unissued, shares of common stock, in addition to any shares reacquired by the Company through the forfeiture of past awards, or settlement of such awards in cash. As of April 2, 2016, 5.3 million shares remained available for grant.

Non-vested stock awards

The Company grants both stock-settled and cash-settled non-vested stock units and awards to key employees as determined by management and the Human Resources and Compensation Committee of the Board of Directors. The Company granted 0.3 million and 0.2 million of stock awards during the three months ended April 2, 2016 and April 4, 2015, respectively. The Company recognizes the cost of non-vested stock units and awards on a straight-line basis over the requisite service period. Additionally, cash-settled non-vested stock units and awards are recorded as a liability in the balance sheet and adjusted to fair value each reporting period through stock compensation expense. During the three months ended April 2, 2016 and April 4, 2015, the Company charged $1.6 million and $3.6 million, respectively, to compensation expense for non-vested stock awards.

As of April 2, 2016, there was $14.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. The Company expects this cost to be recognized over a weighted average period of 1.6 years.

Performance awards

In each of the first quarters of 2016 and 2015, the Company granted 0.1 million performance shares to certain senior executives. The 2016 and 2015 share awards are based on three performance measures: a cash flow return on investment (CFROI) measure, an operating margin (OM) measure and a total shareholder return (TSR) modifier. Performance shares are earned based on a three-year performance period commencing at the beginning of the calendar year of each grant. The performance shares are then subject to a TSR modifier based on stock returns measured against stock returns of a predefined comparator group over a three-year performance period which starts at the beginning of the calendar year of each grant. Additionally, in February 2016 and 2015, the Company granted 38,690 and 22,990 performance shares, respectively, to certain officers and certain senior managers based on the respective measures and performance periods described above but excluding a TSR modifier. Based on projections of probable

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

attainment of the performance measures and the projected TSR modifier used to determine the performance awards, $1.2 million was charged to compensation expense for both the three months ended April 2, 2016 and April 4, 2015.

The fair values of the senior executives' performance share award grants with a TSR modifier at the grant date in 2016 and 2015 were $38.54 and $56.17, respectively, which were estimated using the Monte Carlo valuation model, and incorporated the following assumptions:

	2016	2015
Risk-free interest rate	0.8%	1.0%
Dividend yield	1.0%	0.9%
Volatility factor	40.8%	39.2%
Expected life of award	2.9 years	2.9 years

The fair value of the certain officers and certain senior managers' performance awards granted based solely on the CFROI performance factor was $37.76 and $52.39, which was equal to the stock price on the date of grant in 2016 and 2015, respectively, less the present value of dividend payments over the vesting period.

As of April 2, 2016, the Company had $6.5 million of total unrecognized compensation cost related to performance awards. The Company expects this cost to be recognized over a weighted average period of 1.5 years.

Director Awards

The Company issues stock awards to non-employee directors in accordance with the terms and conditions determined by the Nominating and Corporate Governance Committee of the Board of Directors.  A portion of each director’s annual fee is paid in Brunswick common stock, the receipt of which may be deferred until a director retires from the Board of Directors.  Each director may elect to have the remaining portion paid in cash, in Brunswick common stock distributed at the time of the award or in deferred Brunswick common stock with a 20 percent premium.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 8 – Earnings per Common Share

Basic earnings per common share is calculated by dividing Net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated similarly, except that the calculation includes the dilutive effect of stock-settled SARs, non-vested stock awards and performance awards.

Basic and diluted earnings per common share for the three months ended April 2, 2016 and April 4, 2015 were calculated as follows:

(in millions, except per share data)	April 2, 2016	April 4, 2015
Net earnings from continuing operations	$63.2	$56.6
Net earnings from discontinued operations, net of tax	1.6	0.4
Net earnings	$64.8	$57.0

Weighted average outstanding shares – basic	91.8	93.8
Dilutive effect of common stock equivalents	1.0	1.4
Weighted average outstanding shares – diluted	92.8	95.2

Basic earnings per common share:
Continuing operations	$0.69	$0.60
Discontinued operations	0.02	0.01
Net earnings	$0.71	$0.61

Diluted earnings per common share:
Continuing operations	$0.68	$0.59
Discontinued operations	0.02	0.01
Net earnings	$0.70	$0.60

As of April 2, 2016, the Company had 1.2 million SARs outstanding and exercisable. This compares with 2.3 million SARs outstanding, of which 2.2 million were exercisable, as of April 4, 2015. During the three months ended April 2, 2016 and April 4, 2015, there were no SARs outstanding for which the exercise price was greater than the average market price of the Company’s shares for the period then ended. Therefore, there were no non-dilutive SARs to exclude from the computation of diluted earnings per common share. Changes in average outstanding basic shares from April 4, 2015 to April 2, 2016 reflect the impact of SARs exercised and the vesting of stock and performance awards since the first quarter of 2015, net of the impact of common stock repurchases throughout 2015 and the first quarter of 2016.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 9 – Commitments and Contingencies

Financial Commitments

The Company has entered into guarantees of indebtedness of third parties, primarily in connection with customer financing programs.  Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount that is less than total outstanding obligations.  The Company has also extended guarantees to third parties that have purchased customer receivables from Brunswick and, in certain instances, has guaranteed secured term financing of its customers.  Potential payments in connection with these customer financing arrangements generally extend over several years.  The single year potential cash obligations associated with these customer financing arrangements as of April 2, 2016, December 31, 2015 and April 4, 2015 were $29.6 million, $30.7 million and $29.3 million, respectively. The maximum potential cash obligation associated with these customer financing arrangements as of April 2, 2016, December 31, 2015 and April 4, 2015 were $36.4 million, $36.8 million and $34.3 million, respectively.

In most instances, upon repurchase of the receivable or note, the Company receives rights to the collateral securing the financing.  The Company’s risk under these arrangements is partially mitigated by the value of the collateral that secures the financing.  The Company had $1.1 million accrued for potential losses related to recourse exposure at April 2, 2016, December 31, 2015 and April 4, 2015, respectively.

The Company has accounts receivable sale arrangements with third parties which are included in the guarantee arrangements discussed above.  The Company treats the sale of receivables in which the Company retains an interest as a secured obligation as the transfers of the receivables under these arrangements do not meet the requirements of a “true sale.”  Accordingly, the current portion of receivables underlying these arrangements of $25.6 million, $22.5 million and $21.6 million was recorded in Accounts and notes receivable and Accrued expenses as of April 2, 2016, December 31, 2015 and April 4, 2015, respectively.  Further, the long-term portion of these arrangements of $25.2 million, $23.7 million and $20.1 million as of April 2, 2016, December 31, 2015 and April 4, 2015, respectively, was recorded in Other long-term assets and Other long-term liabilities.

The Company has also entered into arrangements with third-party lenders in which it has agreed, in the event of a customer default, to repurchase from the third-party lender those Brunswick products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The single year and maximum potential cash payments the Company could be required to make to repurchase collateral as of April 2, 2016, December 31, 2015 and April 4, 2015 were $60.4 million, $57.9 million and $58.2 million, respectively.

The Company’s risk under these repurchase arrangements is partially mitigated by the value of the products repurchased as part of the transaction.  The Company had $1.2 million, $1.1 million and $1.0 million accrued for potential losses related to repurchase exposure at April 2, 2016, December 31, 2015 and April 4, 2015, respectively.  The Company’s repurchase accrual represents the expected losses that could result from obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of those products to alternative dealers.

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

Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling $6.1 million and $12.0 million, respectively, as of April 2, 2016.  A large portion of these standby letters of credit and surety bonds are related to the Company’s self-insured workers’ compensation program as required by its insurance companies and various state agencies.  The Company has recorded reserves to cover the anticipated liabilities associated with these programs.  Under certain circumstances, such as an event of default under the Company’s revolving credit facility, or, in the case of surety bonds, a ratings downgrade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds.  The Company was not required to post letters of credit as collateral against surety bonds as of April 2, 2016.

The Company has a collateral trust arrangement with insurance carriers and a trustee bank.  The trust is owned by the Company, but the assets are pledged as collateral against workers’ compensation related obligations in lieu of other forms of collateral including letters of credit.  In connection with this arrangement, the Company had $12.7 million, $12.7 million and $15.6 million of cash in the trust as of April 2, 2016, December 31, 2015 and April 4, 2015, respectively, which was classified as Restricted cash in the Company’s Condensed Consolidated Balance Sheets. In 2015, insurance carriers reduced the required collateral amount, which resulted in a transfer out of the trust.

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

The following activity related to product warranty liabilities was recorded in Accrued expenses during the three months ended April 2, 2016 and April 4, 2015:

(in millions)	April 2, 2016	April 4, 2015
Balance at beginning of period	$106.3	$110.6
Payments made	(13.3)	(12.7)
Provisions/additions for contracts issued/sold	16.1	17.5
Aggregate changes for preexisting warranties	(3.3)	(4.3)
Foreign currency translation	0.6	(2.4)
Acquisitions	6.4	—
Balance at end of period	$112.8	$108.7

Additionally, end users of the Company's products may purchase a contract from the Company that extends product warranty beyond the standard period. For certain extended warranty contracts in which the Company retains the warranty or administration obligation, a deferred liability is recorded based on the aggregate sales price for contracts sold.  The deferred liability is reduced and revenue is recognized on a straight-line basis over the contract period during which costs are expected to be incurred. Deferred revenue associated with contracts sold by the Company that extend product protection beyond the standard product warranty period, not included in the table above, was $79.0 million, $78.3 million and $72.6 million at April 2, 2016, December 31, 2015 and April 4, 2015, respectively, and is recorded in Accrued expenses and Other long-term liabilities.

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

There were no material changes during the three months ended April 2, 2016 to the legal and environmental commitments that were discussed in Note 13 in the Notes to Consolidated Financial Statements in the 2015 Form 10-K.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 10 – Financing Receivables

The Company has recorded financing receivables, which are defined as a contractual right to receive money, as assets on its Condensed Consolidated Balance Sheets as of April 2, 2016, December 31, 2015 and April 4, 2015.  Substantially all of the Company’s financing receivables are from commercial customers.  The Company classifies its financing receivables into three categories: receivables repurchased under recourse provisions (Recourse Receivables); receivables sold to third-party finance companies (Third-Party Receivables) and customer notes and other (Other Receivables).  Recourse Receivables are the result of the contingent recourse arrangements discussed in Note 9 – Commitments and Contingencies.  Third-Party Receivables are accounts that have been sold to third-party finance companies, but do not meet the definition of a true sale, and are therefore recorded as an asset with an offsetting balance recorded as a secured obligation in Accrued expenses and Other long-term liabilities as discussed in Note 9 – Commitments and Contingencies.  Other Receivables are mostly comprised of notes from customers, which are originated by the Company in the normal course of business.  Financing receivables are carried at their face amounts less an allowance for doubtful accounts.

Due to the composition of the account portfolio, the Company does not believe that the credit risk posed by the Company's financing receivables is significant to its operations, financial condition or cash flows.  There were no significant troubled debt restructurings during the three months ended April 2, 2016 and April 4, 2015, respectively.

The following are the Company’s financing receivables, excluding trade accounts receivable, as of April 2, 2016, December 31, 2015 and April 4, 2015:

(in millions)	April 2, 2016	December 31, 2015	April 4, 2015
Recourse Receivables:
Short-term	$0.5	$0.2	$3.2
Long-term	0.1	0.1	0.9
Allowance for doubtful accounts	(0.1)	(0.2)	(3.2)
Total	0.5	0.1	0.9

Third-Party Receivables:
Short-term	25.6	22.5	21.6
Long-term	25.2	23.7	20.1
Total	50.8	46.2	41.7

Other Receivables:
Short-term	6.1	7.8	12.3
Long-term	0.8	1.6	2.1
Allowance for doubtful accounts	—	—	(0.2)
Total	6.9	9.4	14.2

Total Financing Receivables	$58.2	$55.7	$56.8

There was no significant activity in the allowance for doubtful accounts on financing receivables during the three months ended April 2, 2016 and April 4, 2015, respectively.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 11 – Goodwill and Other Intangibles

A summary of changes in the Company's goodwill during the three months ended April 2, 2016, by segment, follows:

(in millions)	December 31, 2015	Acquisitions	Impairments	Adjustments	April 2, 2016
Marine Engine	$26.2	$—	$—	$(0.2)	$26.0
Fitness	272.5	81.9	—	(0.1)	354.3
Total	$298.7	$81.9	$—	$(0.3)	$380.3

A summary of changes in the Company's goodwill during the three months ended April 4, 2015, by segment, follows:

(in millions)	December 31, 2014	Acquisitions	Impairments	Adjustments	April 4, 2015
Marine Engine	$28.0	$—	$—	$(1.0)	$27.0
Fitness	268.9	—	—	0.1	269.0
Total	$296.9	$—	$—	$(0.9)	$296.0

Adjustments for the three months ended April 2, 2016 and April 4, 2015 relate to the effect of foreign currency translation on goodwill denominated in currencies other than the U.S. dollar. See Note 4 – Acquisitions for further details on the Company's acquisitions.

The Company's intangible assets, included within Other intangibles, net on the Condensed Consolidated Balance Sheets as of April 2, 2016 and April 4, 2015, are summarized below:

	April 2, 2016		April 4, 2015
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Customer relationships	$281.9	$(227.0)	$234.3	$(224.0)
Trade names	76.2	—	31.4	—
Other	19.4	(13.7)	15.5	(13.0)
Total	$377.5	$(240.7)	$281.2	$(237.0)

Other amortized intangible assets include patents, non-compete agreements and other intangible assets. See Note 4 – Acquisitions for further details on intangibles acquired during 2016. Gross amounts and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation. Aggregate amortization expense for intangibles was $1.4 million and $0.8 million for the three months ended April 2, 2016 and April 4, 2015, respectively.

Note 12 – Segment Data

Brunswick is a manufacturer and marketer of leading consumer brands and has three operating and reportable segments: Marine Engine, Boat and Fitness.  The Company’s segments are defined by management’s reporting structure and operating activities.

The Company evaluates performance based on business segment operating earnings. Segment operating earnings do not include the expenses of corporate administration, non-service related pension costs, pension settlement charges, impairments of equity method investments, earnings from unconsolidated equity affiliates, other expenses and income of a non-operating nature, interest expense and income, loss on early extinguishment of debt or provisions for income taxes.

As a result of freezing benefit accruals in its defined benefit pension plans, all remaining components of pension expense related to Interest cost, Expected return on plan assets, Amortization of net actuarial losses, Amortization of prior service cost and settlement charges are included in Pension - non-service costs.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Operating Segments

The following table sets forth net sales and operating earnings (loss) of each of the Company's operating segments, which are also the Company's reportable segments, for the three months ended April 2, 2016 and April 4, 2015:

	Net Sales		Operating Earnings (Loss)
(in millions)	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Marine Engine	$595.5	$562.2	$78.3	$74.2
Boat	336.8	318.0	16.4	7.7
Marine eliminations	(80.3)	(80.1)	—	—
Total Marine	852.0	800.1	94.7	81.9
Fitness	218.3	185.6	20.1	25.8
Pension - non-service costs	—	—	(3.7)	(3.0)
Corporate/Other	—	—	(15.1)	(16.0)
Total	$1,070.3	$985.7	$96.0	$88.7

The following table sets forth total assets of each of the Company's reportable segments:

	Total Assets (A)
(in millions)	April 2, 2016	December 31, 2015	April 4, 2015
Marine Engine	$1,122.3	$981.8	$1,023.5
Boat	398.0	379.7	402.5
Total Marine	1,520.3	1,361.5	1,426.0
Fitness	845.1	625.1	550.3
Corporate/Other	757.3	1,165.9	1,010.8
Total	$3,122.7	$3,152.5	$2,987.1

(A) As of April 4, 2015, total assets reported on the Condensed Consolidated Balance Sheets included $31.0 million of current assets held for sale and $11.9 million of long-term assets held for sale.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 13 – Comprehensive Income

Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets includes prior service costs and credits and net actuarial gains and losses for defined benefit plans; foreign currency cumulative translation adjustments; and unrealized derivative gains and losses, all net of tax.  Changes in the components of Accumulated other comprehensive loss, all net of tax, for the three months ended April 2, 2016 and April 4, 2015 were as follows:

(in millions)	April 2, 2016	April 4, 2015
Net earnings	$64.8	$57.0
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	10.4	(17.1)
Net change in unamortized prior service credits	(0.1)	(0.2)
Net change in unamortized actuarial losses	2.5	3.7
Net change in unrealized derivative losses	(4.6)	2.3
Total other comprehensive income (loss)	8.2	(11.3)
Comprehensive income	$73.0	$45.7

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the three months ended April 2, 2016:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Net derivative losses	Total
Beginning balance	$(56.4)	$(4.7)	$(407.1)	$(5.9)	$(474.1)
Other comprehensive income (loss) before reclassifications (A)	10.4	—	(0.5)	(2.9)	7.0
Amounts reclassified from Accumulated other comprehensive loss (B)	—	(0.1)	3.0	(1.7)	1.2
Net current-period other comprehensive income (loss)	10.4	(0.1)	2.5	(4.6)	8.2
Ending balance	$(46.0)	$(4.8)	$(404.6)	$(10.5)	$(465.9)

(A) The tax effects for the three months ended April 2, 2016 were $5.0 million for foreign currency translation, $(0.2) million for net actuarial losses arising during the period and $1.4 million for derivatives.
(B) See the table below for the tax effects for the three months ended April 2, 2016.

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
(B) See the table below for the tax effects for the three months ended April 4, 2015.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents reclassification adjustments out of Accumulated other comprehensive loss during the three months ended April 2, 2016 and April 4, 2015:

Details about Accumulated other comprehensive loss components (in millions)	April 2, 2016	April 4, 2015	Affected line item in the statement where net income is presented
Amortization of defined benefit items:
Prior service credits	$0.2	$0.3	(A)
Net actuarial losses	(4.4)	(5.2)	(A)
	(4.2)	(4.9)	Total before tax
	1.3	1.9	Tax benefit
	$(2.9)	$(3.0)	Net of tax

Amount of gain (loss) reclassified into earnings on derivative contracts:
Foreign exchange contracts	$2.6	$2.6	Cost of sales
Commodity contracts	(0.2)	(1.8)	Cost of sales
	2.4	0.8	Total before tax
	(0.7)	(0.1)	Tax provision
	$1.7	$0.7	Net of tax

(A) These Accumulated other comprehensive loss components are included in the computation of net pension and other benefit costs. See Note 15 – Pension and Other Postretirement Benefits for additional details.

Note 14 – Income Taxes

The Company recognized an income tax provision from continuing operations for the three months ended April 2, 2016 of $28.2 million, which included a net charge of $0.1 million mainly associated with tax rate changes. The Company recognized an income tax provision from continuing operations for the three months ended April 4, 2015 of $28.3 million, which included a net benefit of $1.3 million primarily associated with adjustments made to deferred tax balances. The effective tax rate from continuing operations, which is calculated as the income tax benefit or provision as a percentage of pre-tax income, for the three months ended April 2, 2016 and April 4, 2015 was 30.9 percent and 33.3 percent, respectively, with the decrease primarily attributable to the benefit from the permanent extension of the U.S. R&D tax credit as well as the benefits from optimizing its international legal entity and cash management structure.

During the second quarter of 2015, the Company initiated an internal restructuring of its foreign entities, including the establishment of a European holding company. This restructuring is being undertaken to more effectively and efficiently manage the Company's foreign cash. The Company continued to implement this internal restructuring during the first quarter of 2016.

The Company has historically provided deferred taxes for the presumed ultimate repatriation to the U.S. of earnings from most of its non-U.S. subsidiaries and unconsolidated affiliates. As a result of the Company's internal restructuring of its foreign entities that was initiated in the second quarter of 2015, the Company determined during the first quarter of 2016 that the indefinite reinvestment assertion would be expanded to include three additional non-U.S. subsidiaries. No deferred income taxes have been provided as of April 2, 2016, December 31, 2015 or April 4, 2015 on the applicable undistributed earnings of the non-U.S. subsidiaries where the indefinite reinvestment assertion has been applied. If at some future date these earnings cease to be indefinitely reinvested, the Company may be subject to additional U.S. income taxes and foreign withholding and other taxes on such amounts. The Company continues to provide deferred taxes, as required, on the undistributed net earnings of foreign subsidiaries and unconsolidated affiliates that are not deemed to be indefinitely reinvested in operations outside the United States.

As of April 2, 2016, December 31, 2015 and April 4, 2015, the Company had $5.4 million, $4.8 million and $5.0 million of gross unrecognized tax benefits, including interest, respectively.  The Company believes it is reasonably possible that the total amount of gross unrecognized tax benefits as of April 2, 2016 could decrease by approximately $1.9 million in the next 12 months due to settlements with taxing authorities or lapses in the statute of limitations.  Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in 2016, but the amount cannot be estimated.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company is regularly audited by federal, state and foreign tax authorities. The Company has been audited by the Internal Revenue Service (IRS) through the 2012 tax year and all open issues have been resolved. Primarily as a result of filing amended returns, which were generated by the closing of federal income tax audits, the Company is still open to state and local tax audits in major tax jurisdictions dating back to the 2008 taxable year. Following the completion in the fourth quarter of 2015 of the 2008 through 2012 Germany tax audit, the Company is no longer subject to income tax examinations by any major foreign tax jurisdiction for years prior to 2013, except for potential 2012 affirmative claims in Germany.

Note 15 – Pension and Other Postretirement Benefits

The Company has defined contribution plans, qualified and nonqualified defined benefit pension plans and other postretirement benefit plans covering substantially all of its employees. The Company's contributions to its defined contribution plans include a match and an annual discretionary contribution and are based on various percentages of compensation, and in some instances are based on the amount of the employees' contributions to the plans. See Note 17 in the Notes to Consolidated Financial Statements in the 2015 Form 10-K for further details regarding these plans.

Pension and other postretirement benefit costs included the following components for the three months ended April 2, 2016 and April 4, 2015:

	Pension Benefits		Other Postretirement Benefits
(in millions)	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Interest cost	$8.9	$11.9	$0.3	$0.5
Expected return on plan assets	(9.6)	(13.9)	—	—
Amortization of prior service credits	—	—	(0.2)	(0.2)
Amortization of net actuarial losses	4.4	4.9	—	0.3
Net pension and other benefit costs	$3.7	$2.9	$0.1	$0.6

Portions of Net pension and other benefit costs are recorded in Selling, general and administrative expenses as well as capitalized into inventory. Costs capitalized into inventory are eventually realized through Cost of sales in the Condensed Consolidated Statements of Comprehensive Income.

Pension expense in 2016 includes the impact of a change in methodology used to calculate the interest cost component of pension expense. In 2015 and prior years, the Company used a single-weighted average discount rate to calculate pension and postretirement interest costs. Beginning in 2016, the Company is utilizing a "spot rate approach" in the calculation of pension and postretirement interest costs to provide a more accurate measurement of interest costs. The spot rate approach applies separate discount rates for each projected benefit payment in the calculation of pension and postretirement interest costs. This calculation change is considered to be a change in accounting estimate and is being applied prospectively in 2016. The discount rates used to measure the 2016 interest costs are 3.58% and 3.30% for pensions and other postretirement benefits, respectively. The previous method would have used a discount rate for interest costs of 4.40% for pensions and 4.23% for other postretirement benefits, respectively. The decreased interest costs for the three months ended April 2, 2016, for pension and other postretirement benefits is approximately $2.0 million and $0.1 million, respectively, compared with the previous method. Additionally, pension expense in 2016 includes the impact of a decline in the assumed rate of return on plan assets, to 5.25% in 2016 compared with 6.00% in 2015, primarily due to shifts in asset allocations toward fixed income investments. For the three months ended April 2, 2016, pension expense increased by $1.4 million compared with the previous period as a result of the lower assumed rate of return on plan assets.

Employer Contributions and Benefit Payments. During the three months ended April 2, 2016 and April 4, 2015, the Company contributed $0.9 million and $0.9 million, respectively, to fund benefit payments to its nonqualified pension plan. During the three months ended April 2, 2016 and April 4, 2015, the Company contributed $35.0 million and $60.0 million to its qualified pension plans, respectively. Company contributions are subject to change based on market conditions, pension funding regulations and Company discretion.

Note 16 –Subsequent Events

On May 4, 2016, the Company's Board of Directors declared a quarterly dividend on its common stock of $0.15 per share. The dividend will be payable June 15, 2016 to shareholders of record as of May 24, 2016.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in Management’s Discussion and Analysis are based on non-GAAP financial measures. Specifically, the discussion of Brunswick Corporation's (Brunswick or the Company) cash flows includes an analysis of free cash flows and total liquidity, the discussion of the Company's net sales includes comparisons of net sales on a constant currency basis and excluding acquisitions, and the discussion of the Company's earnings includes comparisons of diluted earnings per common share, as adjusted. A “non-GAAP financial measure” is a numerical measure of a registrant’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statements of comprehensive income, balance sheets or statements of cash flows of the issuer; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. Non-GAAP financial measures do not include operating and statistical measures.

The Company includes non-GAAP financial measures in Management’s Discussion and Analysis, as Brunswick’s management believes that these measures and the information they provide are useful to investors because they permit investors to view Brunswick’s performance using the same tools that management uses and to better evaluate the Company’s ongoing business performance.

Certain statements in Management’s Discussion and Analysis are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations that are subject to risks and uncertainties. Actual results may differ materially from expectations as of the date of this filing because of factors discussed in Part I, Item 1A – Risk Factors in Brunswick’s 2015 Annual Report on Form 10-K for the year ended December 31, 2015 (the 2015 Form 10-K).

Overview and Outlook

General

Net sales increased 9 percent during the first quarter of 2016 when compared with the first quarter of 2015 on a GAAP basis, 10 percent on a constant currency basis and 6 percent on a constant currency basis and excluding the impact of acquisitions. Marine Engine segment net sales increased due to strong growth in the marine service, parts and accessories businesses, which benefited from acquisitions, as well as solid increases in outboard engines, partially offset by declines in sterndrive engines. Boat segment net sales increased due to strong growth rates in fiberglass outboard boats and modest increases in fiberglass sterndrive and inboard boats, partially offset by slight declines in aluminum boats. Fitness segment net sales, excluding the impact of recent acquisitions, decreased slightly as increases in international sales were more than offset by slight declines in the U.S., as growth in local and federal governments and slight increases in sales to health clubs were more than offset by weakness in consumer channels. International net sales for the Company increased 3 percent in the first quarter of 2016 on a GAAP basis when compared with the first quarter of 2015. On a constant currency basis and excluding acquisitions, international net sales increased 2 percent in the first quarter of 2016 driven by increases in European and Asia-Pacific markets, partially offset by declines in other international markets.

Operating earnings in the first quarter of 2016 were $96.0 million, with an operating margin of 9.0 percent, which included integration charges of $3.8 million. In the first quarter of 2015, the Company reported operating earnings of $88.7 million, with an operating margin of 9.0 percent. The increase in operating earnings during the first quarter of 2016 when compared with the first quarter of 2015 reflected higher net sales, a favorable product mix related to recently launched products as well as savings related to sourcing initiatives and cost reductions, partially offset by integration costs and purchase accounting adjustments related to the Cybex acquisition, as well as an unfavorable impact from foreign exchange and increased spending on growth initiatives.

The Company continues to expect that 2016 will be another year of outstanding earnings growth with strong free cash flow generation. The Company is targeting 9 percent to 11 percent net sales growth when compared with 2015, which reflects the continuation of solid markets in the U.S. and Europe, the success of new products, market share gains and growth from completed acquisitions. Acquisitions are estimated to account for 5 percentage points of the growth rate in 2016. These factors are expected to be partially offset by weakness in certain international marine markets and a slight unfavorable impact from foreign exchange. The Company is planning for growth in outboard engine products and marine service, parts and accessories businesses. The Company also anticipates growth in the Boat segment, however the growth is expected to be at a lower rate versus 2015 as new product introductions replace existing products and revenue contributions are more balanced across the portfolio. Recently completed acquisitions and positive health and fitness trends have positioned the Company's Fitness segment to achieve revenue growth.

The Company expects to have higher earnings before income taxes in 2016 resulting from increased revenue and slight improvements in both gross margin and operating margin levels, due to benefits from volume leverage, cost reductions and savings related to sourcing initiatives and modestly positive product mix factors, partially offset by incremental investments to support strategic objectives and foreign currency headwinds. The Company anticipates that operating earnings comparisons versus 2015 will be negatively affected by $5 million to $10 million, or 2 percent, due to foreign exchange rates, with a significant portion of the impact occurring in the first half of 2016. The Company projects operating expenses, including research and development expenses, to be higher in 2016 when compared with 2015 as the Company continues to increase investment spending to support growth. Operating expenses are projected to be slightly lower on a percentage of sales basis in 2016 versus 2015.

The Company is also planning for its effective tax rate in 2016 to be 31 percent to 31.5 percent based on existing tax law which includes the benefit from the permanent extension of the U.S. R&D tax credit as well as the benefits from optimizing its international legal entity and cash management structure.

Restructuring and Integration Activities

The Company recorded integration charges of $3.8 million in the Fitness segment in the first quarter of 2016 as a result of the Cybex acquisition. Refer to Note 3 – Restructuring and Integration Activities for further information. The Company anticipates it will incur Restructuring and integration charges of $7 million to $10 million for the full year.

Matters Affecting Comparability

Certain events have occurred during the three months ended April 2, 2016 and April 4, 2015, which the Company believes affect the comparability of the results of operations. The table below summarizes the impact of changes in currency exchange rates as well as the impact of recent acquisitions on the Company's net sales:

	Net Sales		2016 vs. 2015 % Change Increase/(Decrease)
(in millions)	April 2, 2016	April 4, 2015	GAAP	Excluding Acquisitions	Constant Currency	Constant Currency & Excluding Acquisitions
Marine Engine	$595.5	$562.2	6%	4%	9%	6%
Boat	336.8	318.0	6%	6%	7%	7%
Marine eliminations	(80.3)	(80.1)
Total Marine	852.0	800.1	6%	5%	8%	7%

Fitness	218.3	185.6	18%	(0)%	19%	1%
Total	$1,070.3	$985.7	9%	4%	10%	6%

Changes in Foreign Currency Rates. Percentage changes in net sales expressed in constant currency are presented to reflect the impact that changes in currency exchange rates had on comparisons of net sales. To present this information, 2016 net sales transacted in currencies other than U.S. dollars are translated to U.S. dollars using the average exchange rates from 2015 that were in effect during the comparative period. The percentage change in net sales expressed on a constant currency basis better reflects the changes in the underlying business trends, excluding the impact of translation arising from foreign currency exchange rate fluctuations. Approximately 20 percent of the Company's annual net sales are transacted in a currency other than the U.S. dollar. The Company's most material exposures include sales in Euros, Canadian dollars, Brazilian reais and Australian dollars.

Additionally, operating earnings comparisons were negatively affected by foreign exchange rates by approximately $5 million, or 6 percent, in the first quarter of 2016 when compared with 2015. These estimates include the impact of translation on all sales and costs transacted in a currency other than the U.S. dollar, the impact of hedging activities, and pricing actions in certain international markets in response to the stronger U.S. dollar.

Acquisitions. The Company completed acquisitions throughout 2015 and during the first quarter of 2016 that affect the comparability of net sales. BLA, SCIFIT Systems, Inc. and Garelick Mfg. Co. were acquired in the second, third and fourth quarters of 2015, respectively, and Cybex was acquired in the first quarter of 2016. Refer to Note 4 –Acquisitions in the Notes to Condensed Consolidated Financial Statements for further details on acquisitions completed in 2016; refer to Note 4 in the Notes to Consolidated Financial Statements in the 2015 Form 10-K for further details on 2015 acquisitions.

Integration charges. During the three months ended April 2, 2016, the Company recorded charges of $3.8 million related to integration activities. There were no comparable charges during the three months ended April 4, 2015.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Condensed Consolidated Statements of Comprehensive Income for the three months ended:

	Three Months Ended		2016 vs. 2015 Increase/(Decrease)
(in millions, except per share data)	April 2, 2016	April 4, 2015	$ Change	% Change
Net sales	$1,070.3	$985.7	$84.6	8.6%
Gross margin (A)	282.1	258.8	23.3	9.0%
Restructuring and integration charges	3.8	—	3.8	NM
Operating earnings	96.0	88.7	7.3	8.2%
Net earnings from continuing operations	63.2	56.6	6.6	11.7%

Diluted earnings per common share from continuing operations	$0.68	$0.59	$0.09	15.3%

Expressed as a percentage of Net sales:
Gross margin	26.4%	26.3%		10 bpts
Selling, general and administrative expense	13.8%	14.2%		(40) bpts
Research and development expense	3.2%	3.1%		10 bpts
Restructuring and integration charges	0.4%	—%		NM
Operating margin	9.0%	9.0%		0 bpts
__________

NM = not meaningful
bpts = basis points

(A)	Gross margin is defined as Net sales less Cost of sales as presented in the Condensed Consolidated Statements of Comprehensive Income.

Net sales increased during the first quarter of 2016 when compared with the first quarter of 2015. Marine Engine segment net sales increased due to strong growth in the marine service, parts and accessories businesses, which benefited from acquisitions, as well as solid increases in outboard engines. Both of these categories benefited from favorable market trends and market share gains. Net sales of sterndrive engines declined reflecting unfavorable market trends. Boat segment net sales increased due to strong growth rates in fiberglass outboard boats and modest increases in fiberglass sterndrive and inboard boats, partially offset by slight declines in sales of aluminum boats. The Boat segment's net sales reflected a favorable shift in mix toward larger boats, partially offset by lower global wholesale unit shipments. Fitness segment net sales, excluding the impact of recent acquisitions, decreased slightly as increases in international sales were more than offset by slight declines in the U.S. International net sales for the Company increased 3 percent in the first quarter of 2016 on a GAAP basis when compared with the first quarter of 2015. On a constant currency basis and excluding acquisitions, international net sales increased 2 percent in the first quarter of 2016 driven by increases in European and Asia-Pacific markets, partially offset by declines in other international markets.

Gross margin percentage increased slightly in the first quarter of 2016 when compared with the same prior year period due to benefits from volume increases and favorable impacts of recently introduced products, along with lower commodity costs and cost reductions and savings related to sourcing initiatives. These factors were mostly offset by the unfavorable impact from foreign exchange and the effect of acquisitions, primarily as a result of purchase accounting adjustments.

Selling, general and administrative expense decreased as a percentage of net sales during the first quarter of 2016 when compared with the first quarter of 2015. Operating expenses increased due to acquisitions and investments to support growth which were partially offset by lower equity compensation expense and favorable year-over-year mark-to-market adjustments to compensation accruals.

Research and development expense increased slightly in the first quarter of 2016, as the Company continued to increase its funding of investments in new products, and increased as a percentage of net sales when compared with the first quarter of 2015.

During the first quarter of 2016, the Company recorded integration charges of $3.8 million. There were no integration charges recorded in the first quarter of 2015.

The Company recorded equity earnings of $0.8 million and $1.0 million in the first quarter of 2016 and 2015, respectively, which were mainly related to the Company's marine joint ventures. The Company recognized $1.0 million and $1.7 million in Other income, net in the first quarter of 2016 and 2015, respectively. Other income, net includes the amortization of deferred income related to a trademark licensing agreement with AMF Bowling Centers, Inc.

Net interest expense was relatively flat in the first quarter of 2016 when compared with the same period in 2015.

The Company recognized an income tax provision from continuing operations for the three months ended April 2, 2016 of $28.2 million, which included a net charge of $0.1 million mainly associated with tax rate changes. The Company recognized an income tax provision from continuing operations for the three months ended April 4, 2015 of $28.3 million, which included a net benefit of $1.3 million primarily associated with adjustments made to deferred tax balances. The effective tax rates from continuing operations for the three months ended April 2, 2016 and April 4, 2015 were 30.9 percent and 33.3 percent, respectively. See Note 14 – Income Taxes in the Notes to Condensed Consolidated Financial Statements for further discussion.

Operating earnings, Net earnings from continuing operations and Diluted earnings per common share from continuing operations increased during the first quarter of 2016 when compared with the first quarter of 2015 due to the factors discussed in the preceding paragraphs. Diluted earnings per common share from continuing operations also increased in the first quarter of 2016 when compared with the first quarter of 2015, which included the impact of common stock repurchases.

Diluted earnings from continuing operations per common share, as adjusted - defined as Diluted earnings from continuing operations per common share, excluding the earnings or loss per share impact for Restructuring and integration charges from continuing operations - increased by $0.12 per share, or 20 percent, to $0.71 per share in the first quarter of 2016 when compared with $0.59 per share for the same period in 2015. The increase in diluted earnings per share from continuing operations, as adjusted, is due to the factors discussed in the preceding paragraphs. In 2016, Restructuring and integration charges from continuing operations were $0.03 per share.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the three months ended:

	Three Months Ended		2016 vs. 2015 Increase/(Decrease)
(in millions)	April 2, 2016	April 4, 2015	$ Change	% Change
Net sales	$595.5	$562.2	$33.3	5.9%
Operating earnings	78.3	74.2	4.1	5.5%
Operating margin	13.1%	13.2%		(10) bpts
__________

bpts = basis points

Net sales for the Marine Engine segment increased in the first quarter of 2016 when compared with the first quarter of 2015. The increase was mainly due to strong growth in net sales in the marine service, parts and accessories businesses, which benefited from acquisitions completed in the second and fourth quarters of 2015, favorable market trends, new product launches and market share gains. The segment also experienced a solid increase in outboard engine net sales, driven by continued favorable retail demand trends and market share gains in targeted saltwater, repower and commercial markets reflecting recently launched new products. Partially offsetting these factors was a decrease in sterndrive engine net sales due to the shift to outboards and continuing unfavorable global retail demand trends. The acquisitions of BLA and Garelick accounted for 3 percentage points of the Marine Engine segment's overall revenue growth rate in the first quarter of 2016. International net sales were 33 percent of the segment's net sales in the first quarter of 2016, and increased 8 percent from the prior year on a GAAP basis. On a constant currency basis, international net sales increased 14 percent in the first quarter of 2016, which included gains in Europe, Asia-Pacific and Canada, partially offset by weakness in Latin America.

Marine Engine segment operating earnings increased in the first quarter of 2016 as a result of higher net sales, a favorable product mix from recently launched outboard products and cost reductions, including benefits from lower commodity costs and sourcing initiatives. Partially offsetting these factors were growth related investments including new product development and an unfavorable impact from foreign exchange.

Boat Segment

The following table sets forth Boat segment results for the three months ended:

	Three Months Ended		2016 vs. 2015 Increase/(Decrease)
(in millions)	April 2, 2016	April 4, 2015	$ Change	% Change
Net sales	$336.8	$318.0	$18.8	5.9%
Operating earnings	16.4	7.7	8.7	NM
Operating margin	4.9%	2.4%		250 bpts
__________

NM = not meaningful
bpts = basis points

Boat segment net sales increased in the first quarter of 2016 when compared with the first quarter of 2015 as net sales benefited from a favorable shift in mix to larger boats despite a decline in global wholesale unit shipments. Sales growth rates were strong in fiberglass outboard boats and larger fiberglass sterndrive and inboard boats, partially offset by modest declines in aluminum outboard boats and smaller sterndrive and inboard boats. Segment net sales benefited from a favorable shift in mix to larger boats which more than offset a decrease in global wholesale unit shipments. Wholesale unit shipments trailed retail performance due to several factors, including dealer stocking of new runabout products in 2015, which was not repeated in 2016, and weakness in the Canadian market as dealers are managing inventory conservatively and are looking for indicators that currency volatility and economic conditions will becoming less challenging before restocking. International net sales were 25 percent of the segment's net sales in the first quarter of 2016, and decreased 12 percent from the prior year on a GAAP basis. On a constant currency basis, international net sales decreased 9 percent when compared with the same prior year period primarily due to declines in Canada, Africa and the Middle East region.

The Boat segment operating earnings increased in the first quarter of 2016 when compared with the first quarter of 2015 due to higher net sales and a more favorable product mix, including benefits from newer models, as well as benefits from lower commodity costs and savings related to sourcing initiatives.

Fitness Segment

The following table sets forth Fitness segment results for the three months ended:

	Three Months Ended		2016 vs. 2015 Increase/(Decrease)
(in millions)	April 2, 2016	April 4, 2015	$ Change	% Change
Net sales	$218.3	$185.6	$32.7	17.6%
Restructuring and integration charges	3.8	—	3.8	NM
Operating earnings	20.1	25.8	(5.7)	(22.1)%
Operating margin	9.2%	13.9%		(470) bpts
__________

NM = not meaningful
bpts = basis points

Fitness segment net sales increased in the first quarter of 2016 when compared with the first quarter of 2015 due mostly to the acquisitions of Cybex in the first quarter of 2016 and SCIFIT in the third quarter of 2015. On a constant currency basis and excluding the impact of acquisitions, net sales increased slightly as higher international sales were partially offset by slight declines in the U.S. Results in the U.S. reflected improvements in sales to local and federal governments and a slight increase in sales to health clubs, which were more than offset by weakness in consumer channels. International net sales were 44 percent of the segment's net sales in the first quarter of 2016 and increased 12 percent compared with the same prior year period on a GAAP basis. On a constant currency basis and excluding acquisitions, the segment's international net sales increased 4 percent when compared with the same prior year period due to increases in Europe and Asia-Pacific, partially offset by lower sales in Africa and the Middle East.

Fitness segment operating earnings declined in the first quarter of 2016 compared with the first quarter of 2015, including the impact of integration charges and purchase accounting adjustments related to the Cybex acquisition. Excluding these factors, operating earnings were down slightly as the benefits from cost reductions and savings related to sourcing initiatives as well as favorable warranty adjustments were more than offset by unfavorable impacts of customer and channel mix and increased investment in growth initiatives.

Corporate/Other

The following table sets forth Corporate/Other results for the three months ended:

	Three Months Ended		2016 vs. 2015 Increase/(Decrease)
(in millions)	April 2, 2016	April 4, 2015	$ Change	% Change
Operating loss	(15.1)	(16.0)	0.9	5.6%
__________

Corporate operating expenses decreased in the first quarter of 2016 when compared with the same prior year period primarily due to lower equity compensation expense and favorable year-over-year mark-to-market adjustments on compensation accruals, partially offset by increased project spending.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the three months ended:

(in millions)	April 2, 2016	April 4, 2015
Net cash used for operating activities of continuing operations	$(90.2)	$(125.9)
Net cash provided by (used for):
Capital expenditures	(46.2)	(33.8)
Proceeds from the sale of property, plant and equipment	0.1	1.0
Effect of exchange rate changes on cash and cash equivalents	2.9	(9.5)
Total free cash flow from continuing operations (A)	$(133.4)	$(168.2)
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

Brunswick’s major sources of funds for investments, acquisitions, dividend payments and share repurchase programs are cash generated from operating activities, available cash and marketable securities balances, proceeds from the sale of businesses and selected borrowings. The Company evaluates potential acquisitions, divestitures and joint ventures in the ordinary course of business.

2016 Cash Flow

In the first quarter of 2016, net cash used for operating activities of continuing operations totaled $90.2 million. The primary drivers of the cash used for operating activities were a seasonal increase in working capital, excluding the impact of acquisitions, and planned pension contributions, which more than offset benefits from net earnings from continuing operations and non-cash expense items. Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Condensed Consolidated Balance Sheets. Accounts and notes receivable increased $98.0 million during the first quarter of 2016, due primarily to seasonally higher first quarter net sales in the Company's Marine Engine segment. Accrued expenses decreased $44.9 million during the quarter, primarily driven by the payment of the prior year's variable compensation, which had been accrued as of December 31, 2015. Net inventories increased by $38.9 million during the first quarter of 2016 due to increases in production to support higher sales volumes. Partially offsetting these items was an increase in Accounts payable of $24.6 million, which was the result of increased domestic production in the Company's marine businesses.

Net cash used for investing activities of continuing operations during the first quarter of 2016 totaled $232.7 million, which included capital expenditures of $46.2 million. The Company's capital spending is focused on new product introductions, capacity expansion projects in all segments and other high priority, profit-enhancing projects. Cash paid for the acquisition of Cybex, net of cash acquired, totaled $195.0 million in the first quarter of 2016. See Note 4 – Acquisitions in the Notes to Condensed Consolidated Financial Statements for further details on the Company's acquisitions. Partially offsetting these items were net proceeds from marketable securities of $10.7 million that were used to satisfy working capital requirements during the first quarter of 2016.

Net cash used for financing activities of continuing operations was $52.1 million during the first quarter of 2016. The cash outflow included common stock repurchase activity and cash dividends paid to common shareholders.

2015 Cash Flow

In the first quarter of 2015, net cash provided by operating activities of continuing operations totaled $125.9 million.The primary drivers of the cash used for operating activities were a seasonal increase in working capital and planned pension contributions, which more than offset benefits from net earnings from continuing operations and non-cash expense items. Accounts and notes receivable increased $88.3 million during the first quarter of 2015, due primarily to seasonally higher first quarter net sales in the Marine Engine segment. The decrease in Accrued expenses of $78.2 million during the first quarter of 2015 was driven primarily by the payment of the prior year's variable compensation, which had been accrued as of December 31, 2014. Net inventories increased by $27.5 million during the first quarter of 2015 due to increases in production to support new product introductions and to meet seasonal requirements in advance of the 2015 marine selling season. Partially offsetting these items was an increase in Accounts payable of $33.4 million, which was the result of increased production in the Company's Marine Engine and Boat segments.

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

Cash flows used for financing activities of continuing operations were $29.8 million during the first quarter of 2015. The cash outflow included common stock repurchase activity and cash dividends paid to common shareholders. Partially offsetting these items were excess tax benefits from share-based compensation activity.

Liquidity and Capital Resources

The Company views its highly liquid assets as of April 2, 2016, December 31, 2015, and April 4, 2015 as:

(in millions)	April 2, 2016	December 31, 2015	April 4, 2015
Cash and cash equivalents	$282.2	$657.3	$368.2
Short-term investments in marketable securities	0.8	11.5	57.8
Total cash, cash equivalents and marketable securities	$283.0	$668.8	$426.0

The following table sets forth an analysis of total liquidity as of April 2, 2016, December 31, 2015, and April 4, 2015:

(in millions)	April 2, 2016	December 31, 2015	April 4, 2015
Cash, cash equivalents and marketable securities	$283.0	$668.8	$426.0
Amounts available under lending facility	296.2	296.2	294.1
Total liquidity (A)	$579.2	$965.0	$720.1

(A) The Company defines Total liquidity as Cash and cash equivalents and Short-term investments in marketable securities as presented in the Condensed Consolidated Balance Sheets, plus amounts available for borrowing under its lending facilities. Total liquidity is not intended as an alternative measure to Cash and cash equivalents and Short-term investments in marketable securities as determined in accordance with GAAP in the United States. The Company uses this financial measure, both in presenting its results to shareholders and the investment community and in its internal evaluation and management of its businesses. Management believes that this financial measure and the information it provides are useful to investors because it permits investors to view the Company’s performance using the same metric that management uses to gauge progress in achieving its goals. Management believes that the non-GAAP financial measure “Total liquidity” is also useful to investors because it is an indication of the Company’s available highly liquid assets and immediate sources of financing.

Cash, cash equivalents and marketable securities totaled $283.0 million as of April 2, 2016, a decrease of $385.8 million from $668.8 million as of December 31, 2015, and a decrease of $143.0 million from $426.0 million as of April 4, 2015. Total debt as of April 2, 2016, December 31, 2015 and April 4, 2015 was $450.9 million, $448.5 million and $453.8 million, respectively. The Company's debt-to-capitalization ratio was 25.7 percent as of April 2, 2016, down from 25.9 percent as of December 31, 2015 and from 27.5 percent as of April 4, 2015.

As discussed in the 2015 Form 10-K, the Company is required to maintain compliance with two financial covenants included in the five-year $300 million facility (Facility) which is in effect through June 2019 - a minimum interest coverage ratio and a maximum leverage ratio. The minimum interest coverage ratio, as defined in the agreement, is not permitted to be less than 3.50 to 1.00. The maximum leverage ratio, as defined in the agreement, is not permitted to be more than 3.00 to 1.00, unless the Company completes an acquisition of more than $100.0 million, which increases the maximum leverage ratio to 3.25 to 1.00 for the twelve months following the acquisition. As of April 2, 2016, the Company was in compliance with these two financial covenants in the Facility.

Management believes that the Company has adequate sources of liquidity to meet the Company's short-term and long-term needs. The next significant long-term debt maturity is not until 2021. The Company's debt reduction activities are largely completed, however, the Company may continue to opportunistically retire debt.

On October 22, 2014, the Company’s Board of Directors authorized a program to repurchase up to $200 million of the Company’s outstanding common stock, and due to completed repurchases, had approximately $60 million of remaining authorization at December 31, 2015. On February 11, 2016, the Board of Directors authorized $300 million of additional share repurchases. Share repurchases will be completed in the open market or through privately negotiated transactions. The Company’s share repurchase program does not obligate it to acquire any specific number of shares, and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. As of April 2, 2016, the Company has repurchased approximately $180 million of common stock under this program, with approximately $40 million repurchased during the first quarter of 2016.

The Company expects to increase net earnings in 2016 when compared with 2015. Net activity in working capital is expected to reflect a usage of cash in 2016 in the range of $60 million to $80 million, including payments under deferred compensation arrangements in connection with recent management transitions. Additionally, the Company plans to make cash contributions to its defined benefit pension plans of approximately $35 million to $40 million in 2016, a reduction from 2015 levels. The Company is planning for capital expenditures of approximately 4 percent to 4.5 percent of 2016 net sales, reflecting substantial new product investments in the outboard engine business and continued capacity investments to support new products and growth. Including higher investment spending levels and a usage of cash for working capital, the Company plans to generate free cash flow in 2016 in excess of $200 million.

The Company contributed $35.0 million and $60.0 million to its qualified pension plans in the first quarter of 2016 and 2015, respectively. The Company also contributed $0.9 million and $0.9 million to fund benefit payments in its nonqualified pension plan during the first quarters of 2016 and 2015, respectively, and expects to contribute approximately $3 million of additional funding to the plan through the remainder of 2016. Company contributions are subject to change based on market conditions, pension funding regulations and Company discretion.

Pension Expense

Pension expense in 2016 is projected to be $15 million, an increase from $11.7 million in 2015. Comparisons between 2016 and 2015 include the impacts of a change in methodology used to calculate the interest cost component of pension expense and a decline in the assumed rate of return on plan assets, primarily due to shifts in asset allocation toward fixed income investments. In 2015 and prior years, the Company used a single-weighted average discount rate to calculate pension and postretirement interest costs. Beginning in 2016, the Company is utilizing a "spot rate approach" in the calculation of pension and postretirement interest costs to provide a more accurate measurement of interest costs. The spot rate approach applies separate discount rates for each projected benefit payment in the calculation of pension and postretirement interest costs. This calculation change is considered to be a change in accounting estimate and was applied prospectively beginning in 2016.

Financial Services

The Company's financial services joint venture, Brunswick Acceptance Company, LLC (BAC), is detailed in the 2015 Form 10-K. On March 1, 2016, CDF Ventures, LLC (CDFV), a subsidiary of GE Capital Corporation, completed the sale of its Commercial Distribution Finance business, including CDFV and its interest in the BAC joint venture, to Wells Fargo & Company. The transaction did not have a material effect on BAC. There have been no additional material effects on BAC outside the ordinary course of business since December 31, 2015.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations, as of December 31, 2015, are detailed in the 2015 Form 10-K. There have been no material changes in these arrangements and obligations outside the ordinary course of business since December 31, 2015.

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
Critical Accounting Policies

As discussed in the 2015 Form 10-K, the preparation of the consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

There were no material changes in the Company’s critical accounting policies since the filing of its 2015 Form 10-K.

Recent Accounting Pronouncements

See Note 1 – Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements for the recent accounting pronouncements that have been adopted during the three months ended April 2, 2016, or will be adopted in future periods.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations, estimates and projections about Brunswick’s business. Forward-looking statements by their nature address matters that are, to different degrees, uncertain and often contain words such as “may,” “could,” “expect,” “intend,” “target,” “plan,” “seek,” “estimate,” “believe,” “predict,” “potential” or “continue.” These statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to: the effect of adverse general economic conditions, including the amount of disposable income available to consumers for discretionary purchases, tight consumer credit markets and the level of consumer confidence on the demand for the Company’s products and services; negative currency trends, including shifts in exchange rates; the ability to make targeted acquisitions and successfully integrate newly acquired businesses; the ability of the Company to successfully implement its strategic plan and growth initiatives; the ability of dealers and customers to secure adequate access to financing and the Company’s ability to access capital and credit markets; the ability to maintain strong relationships with dealers, distributors and independent boat builders; the ability to maintain effective distribution and develop alternative distribution channels without disrupting incumbent distribution partners; the ability to successfully manage pipeline inventories; credit and collections risks, including the potential obligation to repurchase dealer inventory; the risk of losing a key customer or a critical supplier; the strength and protection of the Company’s brands and other intellectual property; the ability to absorb fixed costs in managing production facilities; the ability to successfully manage the expansion of the Company’s manufacturing footprint; the ability to obtain components, parts and raw materials from suppliers in a timely manner and for a reasonable price; the need to meet pension funding obligations; uncertainties in the timing and amount of the Company’s share repurchases; the effect of higher energy and fuel costs; competitive pricing pressures, including the impact of changing foreign currency exchange rates, inflation and increased competition from international competitors; the ability to develop new and innovative products at a competitive price and in compliance with applicable laws and to maintain product quality and service standards; the continued use of legacy information technology systems and the risk of a failure of or attacks on the Company’s information technology systems, which could result in data breaches, lost or stolen assets or information and associated remediation costs; competition from other leisure pursuits that may affect the level of participation in boating and fitness activities; the risk of product liability, warranty and other claims in connection with the manufacture and sale of products; the ability to protect the Company’s intellectual property; the ability to respond to and minimize the negative financial impact of legislative and regulatory developments, including those related to environmental restrictions and remediation efforts, climate change, healthcare costs, taxes and employment obligations; the risk of having to record an impairment to the value of goodwill and other assets; doing business in international locations, including risks of international political instability, civil unrest and operations in emerging markets; the ability to attract and retain key contributors and to successfully implement succession plans; the effect of weather conditions on demand for marine products; and the effect that catastrophic events, including hurricanes, floods, earthquakes and environmental spills, may have on consumer demand and the ability to manufacture products.

Additional risk factors are included in the 2015 Form 10-K. All forward-looking statements herein speak only as of the date the statement is made and we undertake no obligation to update or revise any forward-looking statement, except as required by the Federal Securities laws.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices. The Company enters into various hedging transactions to mitigate these risks in accordance with guidelines established by the Company’s management. The Company does not use financial instruments for trading or speculative purposes. The Company’s risk management objectives are described in Note 5 – Financial Instruments in the Notes to Condensed Consolidated Financial Statements and Notes 1 and 14 in the Notes to Consolidated Financial Statements in the 2015 Form 10-K.

There have been no significant changes to the Company’s market risk since December 31, 2015.  For a discussion of exposure to market risk, refer to Part II, Item 7A – Quantitative and Qualitative Disclosures about Market Risk, set forth in the 2015 Form 10-K.

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

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

Brunswick’s operations and financial results are subject to various risks and uncertainties that could adversely affect the Company’s business, financial condition, results of operations, cash flows and the trading price of Brunswick’s common stock. There have been no material changes to the risk factors previously disclosed in the 2015 Form 10-K, which was filed with the SEC on February 17, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 22, 2014, the Company’s Board of Directors authorized a program to repurchase up to $200 million of the Company’s outstanding common stock, and due to completed repurchases, had approximately $60 million of remaining authorization at December 31, 2015. On February 11, 2016, the Board of Directors authorized $300 million of additional share repurchases. Share repurchases will be completed in the open market or through privately negotiated transactions. The Company's share repurchase program does not obligate it to acquire any specific number of shares, and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. As of April 2, 2016, the Company has repurchased an additional 973,114 shares in 2016 at a cost of approximately $40 million, bringing the total number of shares purchased under these programs to 3,723,920, at a total cost of approximately $180 million.

During the three months ended April 2, 2016, the Company repurchased the following shares of its common stock:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Amount of Dollars that May Yet Be Used to Purchase Shares Under the Program
January 1 to January 30	232,406	$42.84	232,406
January 31 to February 27	619,559	39.56	619,559
February 28 to April 2	121,149	45.22	121,149
Total	973,114	$41.05	973,114	$320,113,052

Item 5. Other Information

At the May 4, 2016 Annual Meeting of Shareholders of the Company, Nolan D. Archibald, David C. Everitt and Roger J. Wood were elected as directors of the Company for terms expiring at the 2019 Annual Meeting. The number of shares voted with respect to these directors were:

Nominee	For	Against	Abstain	Broker Non-votes
Nolan D. Archibald	79,125,640	575,334	191,055	4,228,628
David C. Everitt	78,672,974	1,023,084	195,971	4,228,628
Roger J. Wood	79,243,148	458,763	190,118	4,228,628

At the Annual Meeting, shareholders voted for a non-binding resolution approving the compensation of the Company's named executive officers pursuant to the following vote:

Number of Shares
For	76,339,171
Against	3,323,192
Abstain	229,666
Broker Non-votes	4,228,628

At the Annual Meeting, shareholders ratified the Audit Committee's selection of Deloitte & Touche LLP as the independent registered public accounting firm for the Company and its subsidiaries for the year 2016 pursuant to the following vote:

Number of Shares
For	82,302,416
Against	1,722,239
Abstain	96,002
Broker Non-votes	—

On May 4, 2016, the Board of Directors (the “Board”) of the Company approved amendments to the Company’s by-laws (as amended, the “Amended By-laws”). The amendments are described as follows.

Article III, Section 3 has been added to implement proxy access. Article III, Section 3 permits a stockholder or group of up to 20 stockholders owning 3% or more of the Company’s common stock continuously for at least three years to nominate and include in the Company’s proxy materials for an annual meeting of stockholders director candidates constituting up to the greater of two or 20% of the Board, provided that for so long as the Company has a classified board, in no case shall the number of nominees appearing in the Company’s proxy materials pursuant to proxy access exceed one-half of the number of directors to be elected at such annual meeting. The stockholder (or group) and each nominee must also satisfy the requirements for proxy access as specified in the Amended By-laws.

In addition, the amendments removed certain sections of the Company’s by-laws which were redundant with the Delaware General Corporation Law. These removals are located within Article II, Sections 12 and 14. The Board also approved the addition of a general enforceability clause, which became Article VIII, Section 6.

The Board approved a number of other amendments to the Company’s by-laws that had as their purpose general consistency and the clarification of administrative provisions.

A copy of the Amended By-laws, which became effective immediately upon their adoption by the Board, is attached as Exhibit 3.1 to this Quarterly Report on Form 10-Q and is incorporated by reference herein. The foregoing description of the changes effected by the Amended By-laws is qualified by reference to this exhibit.

Item 6.    Exhibits

3.1	Amended By-Laws
10.1*	2016 Brunswick Performance Plan
10.2*	2016 Brunswick Performance Plan - Senior Management Incentive Plan Participants
10.3*	2016 Brunswick Performance Plan - Performance Share Plan
10.4*	2016 Stock-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan
10.5*	2016 Cash-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock
10.6*	2016 Stock-Settled Stock Appreciation Right Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan
10.7*	2016 Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan
10.8*	2016 Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan - TSR Participants
31.1	Certification of CEO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUNSWICK CORPORATION
May 5, 2016	By:	/s/ DANIEL J. TANNER
Daniel J. Tanner
Vice President and Controller*

*Mr. Tanner is signing this report both as a duly authorized officer and as the principal accounting officer.