Form 10-Q
period 2016-07-02
BRUNSWICK CORP
filed 2016-08-03
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended July 2, 2016
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

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of August 1, 2016 was 90,219,878.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
July 2, 2016

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BRUNSWICK CORPORATION Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Six Months Ended
(in millions, except per share data)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net sales	$1,242.2	$1,142.0	$2,312.5	$2,127.7
Cost of sales	888.9	817.6	1,677.1	1,544.5
Selling, general and administrative expense	153.7	138.4	301.4	278.4
Research and development expense	35.1	31.8	69.7	61.9
Restructuring and integration charges	2.6	—	6.4	—
Operating earnings	161.9	154.2	257.9	242.9
Equity earnings	1.0	1.0	1.8	2.0
Other income (expense), net	(0.1)	1.5	0.9	3.2
Earnings before interest and income taxes	162.8	156.7	260.6	248.1
Interest expense	(7.0)	(7.0)	(13.8)	(14.0)
Interest income	0.4	0.5	0.8	1.0
Earnings before income taxes	156.2	150.2	247.6	235.1
Income tax provision	48.1	42.6	76.3	70.9
Net earnings from continuing operations	108.1	107.6	171.3	164.2

Discontinued operations:
Earnings (loss) from discontinued operations, net of tax	(0.0)	0.2	1.6	0.6
Gain on disposal of discontinued operations, net of tax	—	10.0	—	10.0
Earnings (loss) from discontinued operations, net of tax	(0.0)	10.2	1.6	10.6
Net earnings	$108.1	$117.8	$172.9	$174.8

Earnings (loss) per common share:
Basic
Earnings from continuing operations	$1.18	$1.15	$1.87	$1.76
Earnings (loss) from discontinued operations	(0.00)	0.11	0.02	0.11
Net earnings	$1.18	$1.26	$1.89	$1.87

Diluted
Earnings from continuing operations	$1.17	$1.14	$1.85	$1.73
Earnings (loss) from discontinued operations	(0.00)	0.11	0.02	0.11
Net earnings	$1.17	$1.25	$1.87	$1.84

Weighted average shares used for computation of:
Basic earnings per common share	91.5	93.3	91.6	93.6
Diluted earnings per common share	92.3	94.6	92.6	94.8

Comprehensive income	$110.7	$111.7	$183.7	$157.4

Cash dividends declared per share	$0.15	$0.125	$0.30	$0.25

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Balance Sheets (unaudited)

(in millions)	July 2, 2016	December 31, 2015	July 4, 2015
Assets
Current assets
Cash and cash equivalents, at cost, which approximates fair value	$492.8	$657.3	$582.9
Short-term investments in marketable securities	0.5	11.5	25.8
Total cash, cash equivalents and short-term investments in marketable securities	493.3	668.8	608.7
Restricted cash	12.7	12.7	15.6
Accounts and notes receivable, less allowances of $14.5, $13.8 and $16.3	482.1	398.1	446.8
Inventories
Finished goods	455.0	444.4	427.3
Work-in-process	94.9	88.4	96.7
Raw materials	156.9	152.2	146.0
Net inventories	706.8	685.0	670.0
Prepaid expenses and other	38.0	39.8	31.6
Current assets	1,732.9	1,804.4	1,772.7

Property
Land	23.2	24.2	23.6
Buildings and improvements	387.5	351.8	338.7
Equipment	931.4	886.8	864.0
Total land, buildings and improvements and equipment	1,342.1	1,262.8	1,226.3
Accumulated depreciation	(881.0)	(861.4)	(847.8)
Net land, buildings and improvements and equipment	461.1	401.4	378.5
Unamortized product tooling costs	111.5	103.8	98.4
Net property	572.6	505.2	476.9

Other assets
Goodwill	393.1	298.7	296.3
Other intangibles, net	135.0	55.1	45.1
Equity investments	26.0	21.5	25.9
Non-current deferred tax asset	334.6	420.2	441.6
Other long-term assets	49.4	47.4	41.8
Other assets	938.1	842.9	850.7

Total assets	$3,243.6	$3,152.5	$3,100.3

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Balance Sheets (unaudited)

(in millions)	July 2, 2016	December 31, 2015	July 4, 2015
Liabilities and shareholders’ equity
Current liabilities
Current maturities of long-term debt	$4.7	$6.0	$4.5
Accounts payable	366.3	339.1	338.2
Accrued expenses	559.6	563.0	520.5
Current liabilities	930.6	908.1	863.2

Long-term liabilities
Debt	447.9	442.5	445.6
Deferred income taxes	2.2	12.3	3.6
Postretirement benefits	308.7	347.5	327.8
Other	166.0	160.8	196.6
Long-term liabilities	924.8	963.1	973.6

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares; outstanding: 90,315,000, 90,813,000 and 91,934,000 shares	76.9	76.9	76.9
Additional paid-in capital	385.6	408.0	398.1
Retained earnings	1,806.2	1,660.4	1,619.0
Treasury stock, at cost: 12,223,000, 11,725,000 and 10,604,000 shares	(417.2)	(389.9)	(332.6)
Accumulated other comprehensive loss, net of tax	(463.3)	(474.1)	(497.9)
Shareholders’ equity	1,388.2	1,281.3	1,263.5

Total liabilities and shareholders’ equity	$3,243.6	$3,152.5	$3,100.3

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
(in millions)	July 2, 2016	July 4, 2015
Cash flows from operating activities
Net earnings	$172.9	$174.8
Less: earnings from discontinued operations, net of tax	1.6	10.6
Net earnings from continuing operations	171.3	164.2
Depreciation and amortization	50.6	43.8
Pension funding, net of expense	(29.5)	(65.9)
Deferred income taxes	53.4	45.7
Excess tax benefits from share-based compensation	(8.2)	(6.2)
Equity in earnings of unconsolidated affiliates, net of dividends	(1.8)	(2.0)
Changes in certain current assets and current liabilities	(36.7)	(87.2)
Income taxes	7.0	17.2
Other, net	7.0	(0.8)
Net cash provided by operating activities of continuing operations	213.1	108.8
Net cash used for operating activities of discontinued operations	(3.2)	(8.8)
Net cash provided by operating activities	209.9	100.0

Cash flows from investing activities
Capital expenditures	(90.0)	(64.7)
Purchases of marketable securities	—	(24.9)
Sales or maturities of marketable securities	10.7	82.3
Investments	(1.3)	(5.1)
Acquisition of businesses, net of cash acquired	(215.9)	(8.8)
Proceeds from the sale of property, plant and equipment	1.6	1.0
Other, net	1.3	—
Net cash used for investing activities of continuing operations	(293.6)	(20.2)
Net cash provided by investing activities of discontinued operations	—	40.0
Net cash provided by (used for) investing activities	(293.6)	19.8

Cash flows from financing activities
Net proceeds from issuances of long-term debt	—	0.1
Payments of long-term debt including current maturities	(0.2)	(0.2)
Common stock repurchases	(60.0)	(60.0)
Cash dividends paid	(27.2)	(23.1)
Excess tax benefits from share-based compensation	8.2	6.2
Proceeds from share-based compensation activity	11.8	3.8
Tax withholding associated with shares issued for share-based compensation	(17.7)	(8.0)
Other, net	(1.3)	—
Net cash used for financing activities	(86.4)	(81.2)

Effect of exchange rate changes on cash and cash equivalents	5.6	(8.4)
Net increase (decrease) in cash and cash equivalents	(164.5)	30.2
Cash and cash equivalents at beginning of period	657.3	552.7

Cash and cash equivalents at end of period	$492.8	$582.9
The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 – Significant Accounting Policies

Interim Financial Statements. The unaudited interim condensed consolidated financial statements of Brunswick Corporation (Brunswick or the Company) have been prepared pursuant to Securities and Exchange Commission (SEC) rules and regulations. Therefore, certain information and disclosures normally included in financial statements and related notes prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. As stated in Note 2 – Discontinued Operations, Brunswick's results as discussed in the financial statements reflect continuing operations only, unless otherwise noted.

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Brunswick’s 2015 Annual Report on Form 10-K for the year ended December 31, 2015 (the 2015 Form 10-K). These results include, in management's opinion, all normal and recurring adjustments necessary to present fairly Brunswick's financial position as of July 2, 2016, December 31, 2015 and July 4, 2015, the results of operations for the three months and six months ended July 2, 2016 and July 4, 2015, and the cash flows for the six months ended July 2, 2016 and July 4, 2015. Due to the seasonality of Brunswick’s businesses, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Saturday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The first two quarters of fiscal year 2016 ended on April 2, 2016 and July 2, 2016, and the first two quarters of fiscal year 2015 ended on April 4, 2015 and July 4, 2015.

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

The Company early adopted this ASC amendment during the first quarter of 2016 which caused the Company to change its method of presentation for current deferred income taxes in the Condensed Consolidated Balance Sheets for all periods presented. Current deferred income tax assets of $180.5 million and $206.3 million as of December 31, 2015 and July 4, 2015, respectively, were reclassified to long-term.

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

Note 2 – Discontinued Operations

The following table discloses the results of operations of the businesses reported as discontinued operations for the three months and six months ended July 2, 2016 and July 4, 2015:

	Three Months Ended		Six Months Ended
(in millions)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net sales	$—	$12.3	$—	$37.5

Earnings (loss) from discontinued operations before income taxes	$(0.0)	$(0.2)	$2.6	$0.4
Income tax provision (benefit)	(0.0)	(0.4)	1.0	(0.2)
Earnings (loss) from discontinued operations, net of tax	(0.0)	0.2	1.6	0.6
Gain on disposal of discontinued operations, net of tax (A)	—	10.0	—	10.0
Earnings (loss) from discontinued operations, net of tax	$(0.0)	$10.2	$1.6	$10.6

(A) On May 22, 2015, the Company completed the sale of its bowling products business and recorded a pre-tax gain of $8.4 million and a net tax benefit of $1.6 million.

There were no assets or liabilities held for sale as of July 2, 2016, December 31, 2015 or July 4, 2015.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3 – Restructuring and Integration Activities

The Company acquired Cybex International, Inc. (Cybex) in the first quarter of 2016 as discussed in Note 4 –Acquisitions, and executed certain restructuring and integration activities within the Fitness segment related to the acquisition, resulting in the recognition of restructuring and integration charges in the Condensed Consolidated Statements of Comprehensive Income during 2016.

The following table is a summary of the expense associated with the Fitness segment restructuring and integration activities for the three months and six months ended July 2, 2016, as discussed above:

(in millions)	Three Months Ended	Six Months Ended
Restructuring and integration activities:
Employee termination and other benefits	$0.2	$2.1
Professional fees	0.8	2.2
Other	1.6	2.1
Total restructuring and integration charges	$2.6	$6.4

During 2016, the Company made cash payments of $4.8 million relating to all restructuring and integration activities, including payments related to prior period restructuring activities. As of July 2, 2016, accruals remaining for all restructuring and integration activities totaled $3.1 million and are expected to be paid substantially during 2016.

Note 4 – Acquisitions

On July 1, 2016, the Company acquired 100 percent of privately held Thunder Jet Boats, Inc. (Thunder Jet), a designer and builder of heavy-gauge aluminum boats, which is based in Clarkston, Washington. Thunder Jet offers a lineup of 18 models ranging in length from 18-26 feet and adds breadth and depth to the Company's overall product portfolio. Thunder Jet is managed within the Company's Boat segment.

The cash consideration the Company paid to acquire Thunder Jet was $20.9 million. Due to the recent timing of the acquisition, the Company recorded $12.2 million of goodwill on a preliminary basis at the end of the second quarter of 2016. These amounts are preliminary and are subject to change within the measurement period as the Company finalizes its fair value estimates, including allocating purchase price to identifiable intangible assets.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table is a summary of the assets acquired, liabilities assumed and net cash consideration paid for the Cybex acquisition during 2016:

(in millions)	Fair Value (B)	Useful Life
Accounts and notes receivable	$26.2
Inventory	13.9
Goodwill (A)	82.6
Trade names	38.6	Indefinite
Customer relationships	41.8	16 years
Patents and proprietary technology	3.1	5 years
Property and equipment	39.8
Other assets	6.0
Total assets acquired	252.1
Total liabilities assumed	57.1
Net cash consideration paid	$195.0

(A) The goodwill recorded for the acquisition of Cybex is not deductible for tax purposes.
(B) These amounts are preliminary and are subject to change within the measurement period as the Company finalizes its fair value estimates.

These acquisitions are not material to the Company's net sales, results of operations or total assets during any period presented. Accordingly, the Company's consolidated results from operations do not differ materially from historical performance as a result of these acquisitions and, therefore, pro forma results are not presented.

Note 5 – Financial Instruments

The Company operates globally with manufacturing and sales facilities in various locations around the world. Due to the Company’s global operations, the Company engages in activities involving both financial and market risks. The Company utilizes normal operating and financing activities, along with derivative financial instruments, to minimize these risks.

Derivative Financial Instruments. The Company uses derivative financial instruments to manage its risks associated with movements in foreign currency exchange rates, interest rates and commodity prices. Derivative instruments are not used for trading or speculative purposes. The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking each hedge transaction. This process includes linking derivatives that are designated as hedges to specific forecasted transactions. The Company also assesses, both at the hedge’s inception and monthly thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in the anticipated cash flows of the hedged item. If the hedging relationship ceases to be highly effective, or it becomes probable that a forecasted transaction is no longer expected to occur, the Company discontinues hedge accounting prospectively and immediately recognizes the gains and losses associated with those hedges. There were no material adjustments as a result of ineffectiveness to the results of operations for the three months and six months ended July 2, 2016 and July 4, 2015. The fair value of derivative financial instruments is determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded. The effects of derivative financial instruments are not expected to be material to the Company’s financial position or results of operations when considered together with the underlying exposure being hedged. Use of derivative financial instruments exposes the Company to credit risk with its counterparties when the fair value of a derivative contract is an asset. The Company mitigates this risk by entering into derivative contracts with highly rated counterparties. The maximum amount of loss due to counterparty credit risk is limited to the asset value of derivative financial instruments.

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

A cash flow hedge requires that as changes in the fair value of derivatives occur, the portion of the change deemed to be effective is recorded temporarily in Accumulated other comprehensive loss, an equity account, and reclassified into earnings in

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

the same period or periods during which the hedged transaction affects earnings. As of July 2, 2016, the term of derivative instruments hedging forecasted transactions ranged from one to 15 months.

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

Forward exchange contracts outstanding at July 2, 2016, December 31, 2015 and July 4, 2015 had notional contract values of $237.8 million, $273.5 million and $242.7 million, respectively. Option contracts outstanding at July 2, 2016, December 31, 2015 and July 4, 2015 had notional contract values of $55.0 million, $51.0 million and $65.1 million, respectively. The forward and options contracts outstanding at July 2, 2016 mature during 2016 and 2017 and mainly relate to the Euro, Japanese yen, Australian dollar, Canadian dollar, Swedish krona, Brazilian real, British pound, Norwegian krone, Mexican peso, Hungarian forint and New Zealand dollar. As of July 2, 2016, the Company estimates that during the next 12 months, it will reclassify approximately $0.2 million of net losses (based on current rates) from Accumulated other comprehensive loss to Cost of sales.

Interest Rate. The Company enters into fixed-to-floating interest rate swaps to convert a portion of the Company's long-term debt from fixed to floating rate debt. As of July 2, 2016, December 31, 2015 and July 4, 2015, the outstanding swaps had notional contract values of $200.0 million, of which $150.0 million corresponds to the Company's 4.625 percent Senior notes due 2021 and $50.0 million corresponds to the Company's 7.375 percent Debentures due 2023. These instruments have been designated as fair value hedges, with the fair value recorded in long-term debt.

The Company also enters into forward-starting interest rate swaps from time-to-time to hedge the interest rate risk associated with anticipated debt issuances. There were no forward-starting interest rate swaps outstanding at July 2, 2016, December 31, 2015 or July 4, 2015.

As of July 2, 2016, December 31, 2015 and July 4, 2015, the Company had $5.1 million, $5.1 million and $5.2 million, respectively, of net deferred losses associated with all settled forward-starting interest rate swaps, which were included in Accumulated other comprehensive loss. As of July 2, 2016, the Company estimates that during the next 12 months, it will reclassify approximately $1.1 million of net losses resulting from settled forward-starting interest rate swaps from Accumulated other comprehensive loss to Interest expense.

Commodity Price. The Company uses commodity swaps to hedge anticipated purchases of aluminum, copper and natural gas. Commodity swap contracts outstanding at July 2, 2016, December 31, 2015 and July 4, 2015 had notional contract values of $4.9 million, $10.8 million and $29.9 million, respectively. The contracts outstanding mature through 2016. The amount of gain or loss associated with the change in fair value of these instruments is either recorded through earnings each period as incurred or, if designated as cash flow hedges, deferred in Accumulated other comprehensive loss and recognized in Cost of sales in the same period or periods during which the hedged transaction affects earnings. As of July 2, 2016, the Company estimates that during the next 12 months it will reclassify approximately $0.1 million in net losses (based on current prices) from Accumulated other comprehensive loss to Cost of sales.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of July 2, 2016, December 31, 2015 and July 4, 2015, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets				Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value			Balance Sheet Location	Fair Value
		July 2, 2016	Dec. 31, 2015	July 4, 2015		July 2, 2016	Dec. 31, 2015	July 4, 2015
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid expenses and other	$4.4	$5.9	$3.3	Accrued expenses	$4.0	$1.3	$1.2
Commodity contracts	Prepaid expenses and other	—	—	—	Accrued expenses	0.1	0.5	0.4
Total		$4.4	$5.9	$3.3		$4.1	$1.8	$1.6

Derivatives Designated as Fair Value Hedges
Interest rate contracts	Prepaid expenses and other	$2.1	$2.1	$2.2	Accrued expenses	$1.5	$1.4	$1.4
Interest rate contracts	Other long-term assets	8.3	4.0	1.2	Other long-term liabilities	—	—	—
Total		$10.4	$6.1	$3.4		$1.5	$1.4	$1.4

Other Hedging Activity
Foreign exchange contracts	Prepaid expenses and other	$1.3	$1.5	$1.0	Accrued expenses	$1.0	$0.2	$0.8
Commodity contracts	Prepaid expenses and other	—	—	—	Accrued expenses	0.9	2.2	3.1
Total		$1.3	$1.5	$1.0		$1.9	$2.4	$3.9

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended July 2, 2016 and July 4, 2015 was:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)				Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)
	Three Months Ended		Six Months Ended			Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015		July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Foreign exchange contracts	$1.3	$(1.2)	$(3.0)	$5.5	Cost of sales	$0.1	$4.5	$2.7	$7.1
Commodity contracts	0.0	(0.0)	0.0	(0.4)	Cost of sales	(0.2)	0.4	(0.4)	1.0
Total	$1.3	$(1.2)	$(3.0)	$5.1		$(0.1)	$4.9	$2.3	$8.1

Derivatives Designated as Fair Value Hedging Instruments	Location of Gain on Derivatives Recognized in Earnings	Amount of Gain on Derivatives Recognized in Earnings
		Three Months Ended		Six Months Ended
		July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Interest rate contracts	Interest expense	$0.8	$1.1	$1.6	$2.2

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Other Hedging Activity	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
		Three Months Ended		Six Months Ended
		July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Foreign exchange contracts	Cost of sales	$(1.6)	$(2.3)	$(6.4)	$3.9
Foreign exchange contracts	Other income (expense), net	0.3	(1.2)	0.7	(0.5)
Commodity contracts	Cost of sales	0.3	(1.9)	0.2	(4.2)
Total		$(1.0)	$(5.4)	$(5.5)	$(0.8)

Fair Value of Other Financial Instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, accounts and notes receivable and short-term debt approximate their fair values because of the short maturity of these instruments. At July 2, 2016, December 31, 2015 and July 4, 2015, the fair value of the Company’s long-term debt was approximately $472.8 million, $454.7 million and $462.6 million, respectively, and was determined using Level 1 and Level 2 inputs described in Note 6 – Fair Value Measurements, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt. The carrying value of long-term debt, including current maturities, was $447.3 million, $448.5 million and $450.1 million as of July 2, 2016, December 31, 2015 and July 4, 2015, respectively.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of July 2, 2016:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$101.0	$—	$—	$101.0
Short-term investments in marketable securities	0.5	—	—	0.5
Restricted cash	12.7	—	—	12.7
Derivatives	—	16.1	—	16.1
Total assets	$114.2	$16.1	$—	$130.3

Liabilities:
Derivatives	$—	$7.5	$—	$7.5
Other	3.7	36.8	—	40.5
Total liabilities at fair value	$3.7	$44.3	$—	$48.0
Liabilities measured at net asset value				12.3
Total liabilities				$60.3

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$131.3	$138.9	$—	$270.2
Short-term investments in marketable securities	0.8	10.7	—	11.5
Restricted cash	12.7	—	—	12.7
Derivatives	—	13.5	—	13.5
Total assets	$144.8	$163.1	$—	$307.9

Liabilities:
Derivatives	$—	$5.6	$—	$5.6
Other	3.8	34.6	—	38.4
Total liabilities at fair value	$3.8	$40.2	$—	$44.0
Liabilities measured at net asset value				11.3
Total liabilities				$55.3

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of July 4, 2015:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$126.1	$68.5	$—	$194.6
Short-term investments in marketable securities	0.8	25.0	—	25.8
Restricted cash	15.6	—	—	15.6
Derivatives	—	7.7	—	7.7
Total assets	$142.5	$101.2	$—	$243.7

Liabilities:
Derivatives	$—	$6.9	$—	$6.9
Other	6.9	35.4	—	42.3
Total liabilities at fair value	$6.9	$42.3	$—	$49.2
Liabilities measured at net asset value				11.6
Total liabilities				$60.8

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

Note 7 – Share-Based Compensation

Under the Brunswick Corporation 2014 Stock Incentive Plan (Plan), the Company may grant stock options, stock appreciation rights (SARs), non-vested stock awards and performance awards to executives, other employees and non-employee directors from treasury shares and from authorized, but unissued, shares of common stock, in addition to any shares reacquired by the Company through the forfeiture of past awards, or settlement of such awards in cash. As of July 2, 2016, 5.3 million shares remained available for grant.

Non-vested stock awards

The Company grants both stock-settled and cash-settled non-vested stock units and awards to key employees as determined by management and the Human Resources and Compensation Committee of the Board of Directors. The Company did not grant stock awards during the three months ended July 2, 2016 or July 4, 2015. The Company granted 0.3 million and 0.2 million of stock awards during the six months ended July 2, 2016 and July 4, 2015, respectively. The Company recognizes the cost of non-vested stock units and awards on a straight-line basis over the requisite service period. Additionally, cash-settled non-vested stock units and awards are recorded as a liability in the balance sheet and adjusted to fair value each reporting period through stock compensation expense. During the three months and six months ended July 2, 2016, the Company charged $2.9 million and $4.5 million, respectively, and charged $3.4 million and $7.0 million during the three months and six months ended July 4, 2015, respectively, to compensation expense for non-vested stock awards.

As of July 2, 2016, there was $12.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. The Company expects this cost to be recognized over a weighted average period of 1.4 years.

Performance awards

In the first half of both 2016 and 2015, the Company granted 0.1 million performance shares to certain senior executives. The 2016 and 2015 share awards are based on three performance measures: a cash flow return on investment (CFROI) measure, an operating margin (OM) measure and a total shareholder return (TSR) modifier. Performance shares are earned based on a three-year performance period commencing at the beginning of the calendar year of each grant. The performance shares are then subject to a TSR modifier based on stock returns measured against stock returns of a predefined comparator group over a three-year performance period which starts at the beginning of the calendar year of each grant. Additionally, in February 2016 and 2015, the Company granted 38,690 and 22,990 performance shares, respectively, to certain officers and certain senior managers based on

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

the respective measures and performance periods described above but excluding a TSR modifier. Based on projections of probable attainment of the performance measures and the projected TSR modifier used to determine the performance awards, $1.8 million and $3.0 million was charged to compensation expense for the three months and six months ended July 2, 2016, respectively. In the three months and six months ended July 4, 2015, $2.0 million and $3.2 million, respectively, was charged to compensation expense based on projections of profitable attainment of the performance measures and the projected TSR modifier used to determine the performance awards.

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

The fair value of the certain officers and certain senior managers' performance awards granted based solely on the CFROI and OM performance factors was $37.76 and $52.39, which was equal to the stock price on the date of grant in 2016 and 2015, respectively, less the present value of dividend payments over the vesting period.

As of July 2, 2016, the Company had $5.2 million of total unrecognized compensation cost related to performance awards. The Company expects this cost to be recognized over a weighted average period of 1.2 years.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 8 – Earnings per Common Share

Basic earnings per common share is calculated by dividing Net earnings by the weighted average number of common shares outstanding as well as certain vested, unissued equity awards during the period. Diluted earnings per common share is calculated similarly, except that the calculation includes the dilutive effect of stock-settled SARs, non-vested stock awards and performance awards.

Basic and diluted earnings per common share for the three months and six months ended July 2, 2016 and July 4, 2015 were calculated as follows:

	Three Months Ended		Six Months Ended
(in millions, except per share data)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net earnings from continuing operations	$108.1	$107.6	$171.3	$164.2
Earnings (loss) from discontinued operations, net of tax	(0.0)	10.2	1.6	10.6
Net earnings	$108.1	$117.8	$172.9	$174.8

Weighted average outstanding shares – basic	91.5	93.3	91.6	93.6
Dilutive effect of common stock equivalents	0.8	1.3	1.0	1.2
Weighted average outstanding shares – diluted	92.3	94.6	92.6	94.8

Basic earnings (loss) per common share:
Continuing operations	$1.18	$1.15	$1.87	$1.76
Discontinued operations	(0.00)	0.11	0.02	0.11
Net earnings	$1.18	$1.26	$1.89	$1.87

Diluted earnings (loss) per common share:
Continuing operations	$1.17	$1.14	$1.85	$1.73
Discontinued operations	(0.00)	0.11	0.02	0.11
Net earnings	$1.17	$1.25	$1.87	$1.84

As of July 2, 2016, the Company had 1.2 million SARs outstanding and exercisable. This compares with 2.3 million SARs outstanding, of which 2.2 million were exercisable, as of July 4, 2015. During both the three months and six months ended July 2, 2016 and July 4, 2015, there were no SARs outstanding for which the exercise price was greater than the average market price of the Company’s shares for the period then ended. Therefore, there were no non-dilutive SARs to exclude from the computation of diluted earnings per common share. Changes in average outstanding basic shares from July 4, 2015 to July 2, 2016 reflect the impact of SARs exercised and the vesting of stock and performance awards since the beginning of 2015, net of the impact of common stock repurchases throughout 2015 and the first half of 2016.

Note 9 – Commitments and Contingencies

Financial Commitments

The Company has entered into guarantees of indebtedness of third parties, primarily in connection with customer financing programs.  Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount that is less than total outstanding obligations.  The Company has also extended guarantees to third parties that have purchased customer receivables from the Company and, in certain instances, has guaranteed secured term financing of its customers. Potential payments in connection with these customer financing arrangements generally extend over several years. In most instances, upon repurchase of the receivable or note, the Company receives rights to the collateral securing the financing.

The Company has also entered into arrangements with third-party lenders in which it has agreed, in the event of a customer default, to repurchase from the third-party lender those Brunswick products repossessed from the customer. These arrangements

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

The following activity related to product warranty liabilities was recorded in Accrued expenses during the six months ended July 2, 2016 and July 4, 2015:

(in millions)	July 2, 2016	July 4, 2015
Balance at beginning of period	$106.3	$110.6
Payments made	(28.4)	(27.3)
Provisions/additions for contracts issued/sold	34.7	35.0
Aggregate changes for preexisting warranties	(5.9)	(10.2)
Foreign currency translation	0.8	(1.9)
Acquisitions	6.4	—
Balance at end of period	$113.9	$106.2

Additionally, end users of the Company's products may purchase a contract from the Company that extends product warranty beyond the standard period. For certain extended warranty contracts in which the Company retains the warranty or administration obligation, a deferred liability is recorded based on the aggregate sales price for contracts sold.  The deferred liability is reduced and revenue is recognized on a straight-line basis over the contract period during which costs are expected to be incurred. Deferred revenue associated with contracts sold by the Company that extend product protection beyond the standard product warranty period, not included in the table above, was $84.4 million, $78.3 million and $76.1 million at July 2, 2016, December 31, 2015 and July 4, 2015, respectively, and is recorded in Accrued expenses and Other long-term liabilities.

Legal and Environmental

The Company accrues for litigation exposure when it is probable that future costs will be incurred and such costs can be reasonably estimated. Adjustments to estimates are recorded in the period they are identified. Management does not believe that there is a reasonable possibility that a material loss exceeding the amounts already recognized for the Company’s litigation claims and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. In light of existing reserves, the Company's litigation claims, when finally resolved, are not expected, in management's opinion, to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

There were no material changes during the three months and six months ended July 2, 2016 to the legal and environmental commitments that were discussed in Note 13 in the Notes to Consolidated Financial Statements in the 2015 Form 10-K.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 10 – Goodwill and Other Intangibles

A summary of changes in the Company's goodwill during the six months ended July 2, 2016, by segment, follows:

(in millions)	December 31, 2015	Acquisitions	Impairments	Adjustments	July 2, 2016
Marine Engine	$26.2	$—	$—	$(0.1)	$26.1
Boat	—	12.2	—	—	12.2
Fitness	272.5	82.6	—	(0.3)	354.8
Total	$298.7	$94.8	$—	$(0.4)	$393.1

A summary of changes in the Company's goodwill during the six months ended July 4, 2015, by segment, follows:

(in millions)	December 31, 2014	Acquisitions	Impairments	Adjustments	July 4, 2015
Marine Engine	$28.0	$—	$—	$(1.1)	$26.9
Fitness	268.9	—	—	0.5	269.4
Total	$296.9	$—	$—	$(0.6)	$296.3

Adjustments for the six months ended July 2, 2016 and July 4, 2015 relate to the effect of foreign currency translation on goodwill denominated in currencies other than the U.S. dollar. See Note 4 – Acquisitions for further details on the Company's acquisitions.

The Company's intangible assets, included within Other intangibles, net on the Condensed Consolidated Balance Sheets as of July 2, 2016 and July 4, 2015, are summarized below:

	July 2, 2016		July 4, 2015
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Customer relationships	$281.8	$(228.3)	$235.2	$(224.8)
Trade names	76.1	—	32.2	—
Other	19.4	(14.0)	15.6	(13.1)
Total	$377.3	$(242.3)	$283.0	$(237.9)

Other amortized intangible assets include patents, non-compete agreements and other intangible assets. See Note 4 – Acquisitions for further details on intangibles acquired during 2016. Gross amounts and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation. Aggregate amortization expense for intangibles was $1.6 million and $3.0 million for the three months and six months ended July 2, 2016, respectively. Aggregate amortization expense for intangibles was $0.8 million and $1.6 million for the three months and six months ended July 4, 2015, respectively.

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

As a result of freezing benefit accruals in its defined benefit pension plans, pension expense relates solely to Interest cost, Expected return on plan assets, Amortization of net actuarial losses, Amortization of prior service cost and settlement charges which are included in Pension - non-service costs.

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

Operating Segments

The following table sets forth net sales and operating earnings (loss) of each of the Company's operating segments, which are also the Company's reportable segments, for the three months and six months ended July 2, 2016 and July 4, 2015:

	Net Sales				Operating Earnings (Loss)
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
(in millions)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Marine Engine	$719.7	$689.2	$1,315.2	$1,251.4	$139.0	$131.8	$217.3	$206.0
Boat	368.1	349.3	704.9	667.3	22.7	20.9	39.1	28.6
Marine eliminations	(75.4)	(70.3)	(155.7)	(150.4)	—	—	—	—
Total Marine	1,012.4	968.2	1,864.4	1,768.3	161.7	152.7	256.4	234.6
Fitness	229.8	173.8	448.1	359.4	24.1	23.2	44.2	49.0
Pension - non-service costs	—	—	—	—	(3.7)	(3.1)	(7.4)	(6.1)
Corporate/Other	—	—	—	—	(20.2)	(18.6)	(35.3)	(34.6)
Total	$1,242.2	$1,142.0	$2,312.5	$2,127.7	$161.9	$154.2	$257.9	$242.9

The following table sets forth total assets of each of the Company's reportable segments:

	Total Assets
(in millions)	July 2, 2016	December 31, 2015	July 4, 2015
Marine Engine	$1,090.2	$981.8	$998.9
Boat	397.9	379.7	387.2
Total Marine	1,488.1	1,361.5	1,386.1
Fitness	838.6	625.1	561.1
Corporate/Other	916.9	1,165.9	1,153.1
Total	$3,243.6	$3,152.5	$3,100.3

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 12 – Comprehensive Income

Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets includes prior service costs and credits and net actuarial gains and losses for defined benefit plans; foreign currency cumulative translation adjustments; and unrealized derivative gains and losses, all net of tax.  Changes in the components of Accumulated other comprehensive loss, all net of tax, for the three months and six months ended July 2, 2016 and July 4, 2015 were as follows:

	Three Months Ended		Six Months Ended
(in millions)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net earnings	$108.1	$117.8	$172.9	$174.8
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	(0.9)	(5.1)	9.5	(22.2)
Net change in unamortized prior service credits	(0.1)	(0.2)	(0.2)	(0.4)
Net change in unamortized actuarial losses	2.7	3.3	5.2	7.0
Net change in unrealized derivative losses	0.9	(4.1)	(3.7)	(1.8)
Total other comprehensive income (loss)	2.6	(6.1)	10.8	(17.4)
Comprehensive income	$110.7	$111.7	$183.7	$157.4

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the three months ended July 2, 2016:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Net derivative losses	Total
Beginning balance	$(46.0)	$(4.8)	$(404.6)	$(10.5)	$(465.9)
Other comprehensive income (loss) before reclassifications (A)	(0.9)	—	(0.0)	0.9	—
Amounts reclassified from Accumulated other comprehensive loss (B)	—	(0.1)	2.7	0.0	2.6
Net current-period other comprehensive income (loss)	(0.9)	(0.1)	2.7	0.9	2.6
Ending balance	$(46.9)	$(4.9)	$(401.9)	$(9.6)	$(463.3)

(A) The tax effects for the three months ended July 2, 2016 were $(2.8) million for foreign currency translation, $0.0 million for net actuarial losses arising during the period and $(0.4) million for derivatives.
(B) See the table below for the tax effects for the three months ended July 2, 2016.

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the six months ended July 2, 2016:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Net derivative losses	Total
Beginning balance	$(56.4)	$(4.7)	$(407.1)	$(5.9)	$(474.1)
Other comprehensive income (loss) before reclassifications (A)	9.5	—	(0.5)	(2.0)	7.0
Amounts reclassified from Accumulated other comprehensive loss (B)	—	(0.2)	5.7	(1.7)	3.8
Net current-period other comprehensive income (loss)	9.5	(0.2)	5.2	(3.7)	10.8
Ending balance	$(46.9)	$(4.9)	$(401.9)	$(9.6)	$(463.3)

(A) The tax effects for the six months ended July 2, 2016 were $2.2 million for foreign currency translation, $(0.2) million for net actuarial losses arising during the period and $1.0 million for derivatives.
(B) See the table below for the tax effects for the six months ended July 2, 2016.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents reclassification adjustments out of Accumulated other comprehensive loss during the three months and six months ended July 2, 2016 and July 4, 2015:

(in millions)	Three Months Ended		Six Months Ended
Details about Accumulated other comprehensive loss components	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015	Affected line item in the statement where net income is presented
Amortization of defined benefit items:
Prior service credits	$0.1	$0.3	$0.3	$0.6	(A)
Net actuarial losses	(4.3)	(5.1)	(8.7)	(10.3)	(A)
	(4.2)	(4.8)	(8.4)	(9.7)	Total before tax
	1.6	1.7	2.9	3.6	Tax benefit
	$(2.6)	$(3.1)	$(5.5)	$(6.1)	Net of tax

Amount of gain (loss) reclassified into earnings on derivative contracts:
Foreign exchange contracts	$0.1	$4.5	$2.7	$7.1	Cost of sales
Commodity contracts	(0.2)	0.2	(0.4)	0.7	Cost of sales
	(0.1)	4.7	2.3	7.8	Total before tax
	0.1	(1.5)	(0.6)	(2.5)	Tax benefit (provision)
	$(0.0)	$3.2	$1.7	$5.3	Net of tax

(A) These Accumulated other comprehensive loss components are included in the computation of net pension and other benefit costs. See Note 14 – Pension and Other Postretirement Benefits for additional details.

Note 13 – Income Taxes

The Company recognized an income tax provision from continuing operations for the three months and six months ended July 2, 2016 of $48.1 million and $76.3 million, respectively, both of which included a net benefit of $0.1 million mainly associated with state tax credits. The Company recognized an income tax provision from continuing operations for the three months and six months ended July 4, 2015 of $42.6 million and $70.9 million, respectively, which included a net benefit of $7.9 million and $9.2 million, respectively, mainly associated with the internal restructuring of foreign entities and the completion of the 2011 and 2012 Internal Revenue Service (IRS) audits. The effective tax rate from continuing operations, which is calculated as the income tax provision as a percentage of pre-tax income, for both the three months and six months ended July 2, 2016 was 30.8 percent. The effective tax rate from continuing operations for the three months and six months ended July 4, 2015 was 28.4 percent and 30.2 percent, respectively.

During the second quarter of 2015, the Company initiated an internal restructuring of its foreign entities, including the establishment of a European holding company. This restructuring is being undertaken to more effectively and efficiently manage the Company's foreign cash. The Company continued to implement this internal restructuring during the first half of 2016.

The Company has historically provided deferred taxes for the presumed ultimate repatriation to the U.S. of earnings from most of its non-U.S. subsidiaries and unconsolidated affiliates. No deferred income taxes have been provided as of July 2, 2016, December 31, 2015 or July 4, 2015 on the applicable undistributed earnings of the non-U.S. subsidiaries where the indefinite reinvestment assertion has been applied. If at some future date these earnings cease to be indefinitely reinvested, the Company may be subject to additional U.S. income taxes and foreign withholding and other taxes on such amounts. The Company continues to provide deferred taxes, as required, on the undistributed net earnings of foreign subsidiaries and unconsolidated affiliates that are not deemed to be indefinitely reinvested in operations outside the United States.

As of July 2, 2016, December 31, 2015 and July 4, 2015, the Company had $5.5 million, $4.8 million and $5.2 million of gross unrecognized tax benefits, including interest, respectively.  The Company believes it is reasonably possible that the total amount of gross unrecognized tax benefits as of July 2, 2016 could decrease by approximately $1.9 million in the next 12 months due to settlements with taxing authorities or lapses in the statute of limitations.  Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in 2016, but the amount cannot be estimated.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company is regularly audited by federal, state and foreign tax authorities. The Company has been audited by the IRS through the 2012 tax year and all open issues have been resolved. Primarily as a result of filing amended returns, which were generated by the closing of federal income tax audits, the Company is still open to state and local tax audits in major tax jurisdictions dating back to the 2008 taxable year. Following the completion in the fourth quarter of 2015 of the 2008 through 2012 Germany tax audit, the Company is no longer subject to income tax examinations by any major foreign tax jurisdiction for years prior to 2013, except for potential 2012 affirmative claims in Germany.

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

Pension and other postretirement benefit costs included the following components for the three months and six months ended July 2, 2016 and July 4, 2015:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
(in millions)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Interest cost	$9.0	$12.1	$17.9	$24.0	$0.4	$0.4	$0.7	$0.9
Expected return on plan assets	(9.6)	(13.9)	(19.2)	(27.8)	—	—	—	—
Amortization of prior service credits	—	—	—	—	(0.1)	(0.1)	(0.3)	(0.3)
Amortization of net actuarial losses	4.3	4.8	8.7	9.7	—	0.3	—	0.6
Net pension and other benefit costs	$3.7	$3.0	$7.4	$5.9	$0.3	$0.6	$0.4	$1.2

Portions of Net pension and other benefit costs are recorded in Selling, general and administrative expenses as well as capitalized into inventory. Costs capitalized into inventory are eventually realized through Cost of sales in the Condensed Consolidated Statements of Comprehensive Income.

Pension expense in 2016 includes the impact of a change in methodology used to calculate the interest cost component of pension expense. In 2015 and prior years, the Company used a single-weighted average discount rate to calculate pension and postretirement interest costs. Beginning in 2016, the Company is utilizing a "spot rate approach" in the calculation of pension and postretirement interest costs to provide a more accurate measurement of interest costs. The spot rate approach applies separate discount rates for each projected benefit payment in the calculation of pension and postretirement interest costs. This calculation change is considered to be a change in accounting estimate and is being applied prospectively in 2016. The discount rates used to measure the 2016 interest costs are 3.58% and 3.30% for pensions and other postretirement benefits, respectively. The previous method would have used a discount rate for interest costs of 4.40% for pensions and 4.23% for other postretirement benefits, respectively. The decreased interest costs for the three months and six months ended July 2, 2016, for pension is approximately $2.0 million and $4.0 million, respectively, compared with the previous method. The decreased interest costs for the three months and six months ended July 2, 2016, for other postretirement benefits, is approximately $0.1 million and $0.2 million, respectively, compared with the previous method. Additionally, pension expense in 2016 includes the impact of a decline in the assumed rate of return on plan assets, to 5.25% in 2016 compared with 6.00% in 2015, primarily due to shifts in asset allocations toward fixed income investments. For the three months and six months ended July 2, 2016, pension expense increased by $1.4 million and $2.8 million, respectively, compared with the previous period as a result of the lower assumed rate of return on plan assets.

Employer Contributions and Benefit Payments. During both the six months ended July 2, 2016 and July 4, 2015, the Company contributed $1.8 million to fund benefit payments to its nonqualified pension plan. During the six months ended July 2, 2016 and July 4, 2015, the Company contributed $35.0 million and $70.0 million to its qualified pension plans, respectively. Company contributions are subject to change based on market conditions, pension funding regulations and Company discretion.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 15 – Debt

There was no significant activity in Long-term debt during the six months ended July 2, 2016 and July 4, 2015, respectively. See Note 16 in the Notes to Consolidated Financial Statements in the 2015 Form 10-K for further details regarding the Company's debt.

In June 2016, the Company entered into an Amended and Restated Credit Agreement (Credit Facility). The Credit Facility amends and restates the Company's existing credit agreement, dated as of March 2011, as amended and restated as of June 2014, discussed in the 2015 Form 10-K. The Credit Facility provides for the same $300 million of borrowing capacity and is in effect through June 2021. The Credit Facility includes provisions to add an additional $100 million of capacity and extend the facility for two additional one-year terms, subject to lender approval. The Company pays a facility fee of 20.0 basis points per annum. The facility fee per annum will be within a range of 12.5 to 35.0 basis points based on the Company's credit rating. Under the terms of the Credit Facility, the Company has two borrowing options, including borrowing at a rate tied to adjusted LIBOR plus a spread of 130.0 basis points or a base rate plus a margin of 30.0 basis points. The rates are determined by the Company's credit ratings, with a range of 100.0 to 190.0 basis points for LIBOR rate borrowings and a range of 0.0 to 90.0 basis points for base rate borrowings. The Company is required to maintain compliance with two financial covenants included in the Credit Facility: a minimum interest coverage ratio and a maximum leverage ratio. The minimum interest coverage ratio, as defined in the agreement, is not permitted to be less than 3.00 to 1.00. The maximum leverage ratio, as defined in the agreement, is not permitted to be more than 3.50 to 1.00. As of July 2, 2016, the Company was in compliance with the financial covenants in the Credit Facility.

Note 16 –Subsequent Events

On July 19, 2016, the Company's Board of Directors declared a quarterly dividend on its common stock of $0.15 per share. The dividend will be payable September 15, 2016 to shareholders of record as of August 23, 2016.

On July 27, 2016, the Company signed an agreement to acquire Indoor Cycling Group GmbH (ICG), a market leader specializing in the design of indoor cycling equipment, which is based in Nuremburg, Germany. The addition of ICG will strengthen the Company's position in indoor cycling and provides a strong foundation to expand in the growing group exercise market. ICG will be managed as part of the Company's Fitness segment.

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

Brunswick does not provide forward-looking guidance for certain financial measures on a GAAP basis because it is unable to predict certain items contained in the GAAP measures without unreasonable efforts. These items may include pension settlement charges, restructuring and integration costs, special tax items and certain other unusual adjustments.

Overview and Outlook

General

Net sales increased 9 percent during the second quarter of 2016 when compared with the second quarter of 2015 on both a GAAP basis and on a constant currency basis. On a constant currency basis and excluding the impact of acquisitions, net sales increased 5 percent over the comparative period. Marine Engine segment net sales increased due to solid growth in both the marine service, parts and accessories businesses as well as outboard engines, partially offset by declines in sterndrive engines. Boat segment net sales increased due to strong growth in fiberglass outboard and aluminum boats, partially offset by declines in sterndrive and inboard boats. Fitness segment net sales increased, reflecting the impact of recent acquisitions, strong growth in the U.S. at health clubs and local and federal governments, along with growth in Europe and Asia. International net sales for the Company increased 4 percent in the second quarter of 2016 on a GAAP basis when compared with the second quarter of 2015. On a constant currency basis, international net sales increased 5 percent in the second quarter of 2016 driven by increases in European and Asia-Pacific markets, partially offset by declines in other international markets.

Net sales during the first six months of 2016 increased 9 percent when compared with the first six months of 2015 on a GAAP basis, 10 percent on a constant currency basis and 5 percent on a constant currency basis excluding the impact of acquisitions. The increases in net sales reflect the same factors for the quarterly period described above. International net sales increased 4 percent in the first six months of 2016 on a GAAP basis when compared with the first six months of 2015. On a constant currency basis, international net sales increased 6 percent in the first half of 2016 due to the same factors described in the quarterly period above.

Operating earnings in the second quarter of 2016 were $161.9 million, with an operating margin of 13.0 percent, which included integration charges of $2.6 million. In the second quarter of 2015, the Company reported operating earnings of $154.2 million, with an operating margin of 13.5 percent. The increase in operating earnings during the second quarter of 2016 when compared with the second quarter of 2015 reflected the impact of higher net sales and savings related to cost reductions including benefits from sourcing initiatives and lower commodity costs. Offsetting these factors were an unfavorable impact from foreign exchange, increased spending on growth initiatives and integration costs related to the Cybex acquisition.

Operating earnings in the first six months of 2016 were $257.9 million, with an operating margin of 11.2 percent, which included integration charges of $6.4 million. In the first six months of 2015, the Company reported operating earnings of $242.9 million, with an operating margin of 11.4 percent. The improvement in operating earnings during the first half of 2016 when compared with the first half of 2015 is due to the same factors as discussed in the quarterly period above.

The Company continues to expect that 2016 will be another year of outstanding earnings growth with strong free cash flow generation. The Company is targeting 10 to 11 percent net sales growth when compared with 2015 absent any changes in our global macroeconomic assumption. Our plan reflects the continuation of solid market growth in the U.S. and Europe, the success of new products, resulting in market share gains, and increases from completed acquisitions. Acquisitions are estimated to account for 5 percentage points of the growth rate in 2016, reflecting the impact of announced transactions in 2015 and 2016. These factors are expected to be partially offset by weakness in certain international marine markets and a slight unfavorable impact from foreign exchange.

The Company expects to have higher earnings before income taxes in 2016 resulting from increased revenue and slight improvements in both gross margin and operating margin levels, due to benefits from volume leverage, cost reductions and savings related to sourcing initiatives and positive product mix factors, partially offset by incremental investments to support strategic objectives and foreign currency headwinds. The Company anticipates that operating earnings comparisons versus 2015 will be negatively affected by $12 million to $17 million, or 3.5 percent, due to foreign exchange rates, with a significant portion of the impact recognized in the first half of 2016. The Company projects operating expenses, including research and development expenses, to be higher in 2016 when compared with 2015 as the Company continues to increase investment spending to support growth. Operating expenses are projected to be slightly lower on a percentage of sales basis in 2016 versus 2015.

The Company is also planning for its effective tax rate in 2016 to be 31 percent based on existing tax law which includes the benefit from the permanent extension of the U.S. R&D tax credit as well as the benefits from optimizing its international legal entity and cash management structure.

Matters Affecting Comparability

Certain events have occurred during the three months and six months ended July 2, 2016 and July 4, 2015 which the Company believes affect the comparability of the results of operations. The tables below summarize the impact of changes in currency exchange rates as well as the impact of recent acquisitions on the Company's net sales:

	Three Months Ended
	Net Sales		2016 vs. 2015 % Change Increase/(Decrease)
(in millions)	July 2, 2016	July 4, 2015	GAAP	Constant Currency	Acquisition Contribution
Marine Engine	$719.7	$689.2	4%	4%	1%
Boat	368.1	349.3	5%	6%	0%
Marine eliminations	(75.4)	(70.3)
Total Marine	1,012.4	968.2	5%	5%	1%

Fitness	229.8	173.8	32%	33%	21%
Total	$1,242.2	$1,142.0	9%	9%	4%

	Six Months Ended
	Net Sales		2016 vs. 2015 % Change Increase/(Decrease)
(in millions)	July 2, 2016	July 4, 2015	GAAP	Constant Currency	Acquisition Contribution
Marine Engine	$1,315.2	$1,251.4	5%	6%	1%
Boat	704.9	667.3	6%	6%	0%
Marine eliminations	(155.7)	(150.4)
Total Marine	1,864.4	1,768.3	5%	6%	1%

Fitness	448.1	359.4	25%	26%	19%
Total	$2,312.5	$2,127.7	9%	10%	4%

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

Additionally, operating earnings comparisons were negatively affected by foreign exchange rates by approximately $5 million, or 3 percent, in the second quarter of 2016 when compared with 2015. During the first half of 2016, operating earnings comparisons were negatively affected by foreign exchange rates by approximately $10 million, or 4 percent, when compared with the same prior year period. These estimates include the impact of translation on all sales and costs transacted in a currency other than the U.S. dollar, the impact of hedging activities, and pricing actions in certain international markets in response to the stronger U.S. dollar.

Acquisitions. The Company completed acquisitions throughout 2015 and during the first half of 2016 that affect the comparability of net sales. BLA, SCIFIT Systems, Inc. and Garelick Mfg. Co. were acquired in the second, third and fourth quarters of 2015, respectively, and Cybex was acquired in the first quarter of 2016. The Thunder Jet acquisition in the second quarter of 2016 had no impact on sales comparisons due to the timing of the acquisition. Refer to Note 4 –Acquisitions in the Notes to Condensed Consolidated Financial Statements for further details on acquisitions completed in 2016; refer to Note 4 in the Notes to Consolidated Financial Statements in the 2015 Form 10-K for further details on 2015 acquisitions.

Integration charges. The Company recorded integration charges of $2.6 million and $6.4 million in the three months and six months ended July 2, 2016, respectively, in the Fitness segment as a result of the Cybex acquisition which was completed in the first quarter of 2016. There were no comparable charges during 2015. Refer to Note 3 – Restructuring and Integration Activities for further information. The Company anticipates it will incur Restructuring and integration charges of $8 million to $10 million for the full year.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended:

	Three Months Ended		2016 vs. 2015 Increase/(Decrease)		Six Months Ended		2016 vs. 2015 Increase/(Decrease)
(in millions, except per share data)	July 2, 2016	July 4, 2015	$ Change	% Change	July 2, 2016	July 4, 2015	$ Change	% Change
Net sales	$1,242.2	$1,142.0	$100.2	8.8%	$2,312.5	$2,127.7	$184.8	8.7%
Gross margin (A)	353.3	324.4	28.9	8.9%	635.4	583.2	52.2	9.0%
Restructuring and integration charges	2.6	—	2.6	NM	6.4	—	6.4	NM
Operating earnings	161.9	154.2	7.7	5.0%	257.9	242.9	15.0	6.2%
Net earnings from continuing operations	108.1	107.6	0.5	0.5%	171.3	164.2	7.1	4.3%

Diluted earnings per common share from continuing operations	$1.17	$1.14	$0.03	2.6%	$1.85	$1.73	$0.12	6.9%

Expressed as a percentage of Net sales:
Gross margin	28.4%	28.4%		0 bpts	27.5%	27.4%		10 bpts
Selling, general and administrative expense	12.4%	12.1%		30 bpts	13.0%	13.1%		(10) bpts
Research and development expense	2.8%	2.8%		0 bpts	3.0%	2.9%		10 bpts
Restructuring and integration charges	0.2%	—%		NM	0.3%	—%		NM
Operating margin	13.0%	13.5%		(50) bpts	11.2%	11.4%		(20) bpts
__________

NM = not meaningful
bpts = basis points

(A)	Gross margin is defined as Net sales less Cost of sales as presented in the Condensed Consolidated Statements of Comprehensive Income.

Net sales increased during the second quarter of 2016 when compared with the second quarter of 2015. Marine Engine segment net sales increased due to solid growth in the marine service, parts and accessories businesses as well as outboard engines. Both of these categories benefited from favorable market trends and market share gains. Net sales of sterndrive engines declined reflecting unfavorable demand trends. Boat segment net sales increased due to strong growth in fiberglass outboard and aluminum boats, partially offset by declines in sterndrive and inboard boats. The Boat segment's net sales benefited from increases in wholesale unit shipments. Fitness segment net sales increased, reflecting the impact of recent acquisitions, strong growth in the U.S. at health clubs and local and federal governments, along with growth in Europe and Asia. International net sales for the Company increased 4 percent in the second quarter of 2016 on a GAAP basis when compared with the second quarter of 2015. On a constant currency basis, international net sales increased 5 percent in the second quarter of 2016 driven by increases in European and Asia-Pacific markets, partially offset by declines in other international markets.

Net sales during the first six months of 2016 increased when compared with the first six months of 2015. The increases in net sales reflect the same factors for the quarterly period described above, except global wholesale boat unit shipments were down slightly. International net sales for the Company increased 4 percent in the first six months of 2016 on a GAAP basis when compared with the first six months of 2015. On a constant currency basis, international net sales increased 6 percent in the first half of 2016 due to the same factors described in the quarterly period above.

Gross margin percentage was flat in the second quarter of 2016 when compared with the same prior year period due to volume increases and cost reductions including benefits from sourcing initiatives and lower commodity costs. These factors were offset by the unfavorable impact from foreign exchange. In the first six months of 2016, gross margin percentage increased slightly when compared with the same prior year period due to the same factors described in the quarterly period above.

Selling, general and administrative expense increased as a percentage of net sales during the second quarter of 2016 when compared with the second quarter of 2015. Operating expenses increased due mostly to acquisitions and investments to support growth. In the first six months of 2016, Selling, general and administrative expense increased when compared with the same prior year period due to the same factors described in the quarterly period above, but decreased slightly as a percentage of net sales.

Research and development expense increased in the second quarter of 2016, as the Company continued to increase its funding of investments in new products, but remained flat as a percentage of net sales when compared with the second quarter of 2015. In the first six months of 2016, Research and development expense increased due to the same factors described in the quarterly period above, but increased slightly as a percentage of sales when compared with the same prior year period.

The Company recorded integration charges of $2.6 million and $6.4 million for the three months and six months ended July 2, 2016, respectively. There were no integration charges recorded in the first six months of 2015.

The Company recorded equity earnings of $1.0 million and $1.8 million in the three months and six months ended July 2, 2016, respectively, which were mainly related to the Company's marine joint ventures. This compares with equity earnings of $1.0 and $2.0 million recorded in the three months and six months ended July 4, 2015, respectively. The Company recognized $(0.1) million and $0.9 million in Other income (expense), net in the three months and six months ended July 2, 2016, respectively. This compares with $1.5 million and $3.2 million recognized in Other income (expense), net in the three months and six months ended July 4, 2015, respectively.

Net interest expense was relatively flat for the three months and six months ended July 2, 2016 when compared with the same prior year period.

The Company recognized an income tax provision from continuing operations for the three months and six months ended July 2, 2016 of $48.1 million and $76.3 million, respectively, both of which included a net benefit of $0.1 million mainly associated with state tax credits. The Company recognized an income tax provision from continuing operations for the three months and six months ended July 4, 2015 of $42.6 million and $70.9 million, respectively, which included a net benefit of $7.9 million and $9.2 million, respectively, mainly associated with the internal restructuring of foreign entities and the completion of the 2011 and 2012 Internal Revenue Service (IRS) audits. The effective tax rate from continuing operations, which is calculated as the income tax provision as a percentage of pre-tax income, for both the three months and six months ended July 2, 2016 was 30.8 percent. The effective tax rate from continuing operations for the three months and six months ended July 4, 2015 was 28.4 percent and 30.2 percent, respectively.

Operating earnings, Net earnings from continuing operations and Diluted earnings per common share from continuing operations increased during the second quarter of 2016 as well as the first half of 2016 when compared with the same prior year periods due to the factors discussed in the preceding paragraphs. The increases in Diluted earnings per common share from continuing operations also included the impact of common stock repurchases.

Diluted earnings from continuing operations per common share, as adjusted - defined as Diluted earnings from continuing operations per common share, excluding the earnings per share impact for Restructuring and integration charges from continuing operations - increased by $0.14 per share, or 13 percent, to $1.19 per share in the second quarter of 2016 when compared with $1.05 per share for the same period in 2015. The increase in diluted earnings per share from continuing operations, as adjusted, is due to the factors discussed in the preceding paragraphs. In the second quarter of 2016, Restructuring and integration charges from continuing operations were $0.02 per share.

In the first half of 2016, Diluted earnings from continuing operations per common share, as adjusted, increased by $0.25 per share, or 15 percent, to $1.89 per share when compared with $1.64 per share for the same prior year period. The increase in diluted earnings per share from continuing operations, as adjusted, is due to the factors discussed in the preceding paragraphs. In the first half of 2016, Restructuring and integration charges were $0.04 per share.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the three months and six months ended:

	Three Months Ended		2016 vs. 2015 Increase/(Decrease)		Six Months Ended		2016 vs. 2015 Increase/(Decrease)
(in millions)	July 2, 2016	July 4, 2015	$ Change	% Change	July 2, 2016	July 4, 2015	$ Change	% Change
Net sales	$719.7	$689.2	$30.5	4.4%	$1,315.2	$1,251.4	$63.8	5.1%
Operating earnings	139.0	131.8	7.2	5.5%	217.3	206.0	11.3	5.5%
Operating margin	19.3%	19.1%		20 bpts	16.5%	16.5%		0 bpts
__________

bpts = basis points

Net sales for the Marine Engine segment increased in the second quarter of 2016 when compared with the second quarter of 2015. The increase was mainly due to solid growth in the marine service, parts and accessories businesses, which included benefits from acquisitions completed in the second and fourth quarters of 2015, favorable market trends, new product launches and market share gains. The segment also experienced a solid increase in outboard engine net sales, driven by continued favorable retail demand trends in overall U.S. and European markets and market share gains, reflecting recently launched new products. Partially offsetting these factors was a decrease in sterndrive engine net sales due to the shift to outboards and continuing unfavorable global retail demand trends. The acquisitions of BLA and Garelick accounted for 1 percentage point of the Marine Engine segment's overall revenue growth rate in the second quarter of 2016. International net sales were 29 percent of the segment's net sales in the second quarter of 2016, and increased 2 percent from the prior year on a GAAP basis. On a constant currency basis, international net sales increased 4 percent in the second quarter of 2016, which included gains in Europe, Asia-Pacific and Canada, partially offset by weakness in the Latin America and Africa and the Middle East regions.

Net sales for the Marine Engine segment increased in the first six months of 2016 when compared with the same prior year period due to the same factors described in the quarterly period above. The acquisitions of BLA and Garelick accounted for 1 percentage point of the Marine Engine segment's overall revenue growth rate in the first half of 2016. International net sales were 31 percent of the segment's net sales in the first half of 2016, and increased 5 percent from the prior year on a GAAP basis. On a constant currency basis, international net sales increased 9 percent in the first half of 2016, due to the same factors described in the quarterly period above.

Marine Engine segment operating earnings increased in the second quarter of 2016 as a result of higher net sales and cost reductions, including benefits from lower commodity costs and sourcing initiatives. Partially offsetting these factors were an unfavorable impact from foreign exchange and growth related investments including new product development activities.

Marine Engine segment operating earnings increased in the first six months of 2016 due to the same factors described in the quarterly period above.

Boat Segment

The following table sets forth Boat segment results for the three months and six months ended:

	Three Months Ended		2016 vs. 2015 Increase/(Decrease)		Six Months Ended		2016 vs. 2015 Increase/(Decrease)
(in millions)	July 2, 2016	July 4, 2015	$ Change	% Change	July 2, 2016	July 4, 2015	$ Change	% Change
Net sales	$368.1	$349.3	$18.8	5.4%	$704.9	$667.3	$37.6	5.6%
Operating earnings	22.7	20.9	1.8	8.6%	39.1	28.6	10.5	36.7%
Operating margin	6.2%	6.0%		20 bpts	5.5%	4.3%		120 bpts
__________

bpts = basis points

Boat segment net sales increased in the second quarter of 2016 when compared with the second quarter of 2015 due to strong growth rates in fiberglass outboard boats and aluminum boats as well as increased global wholesale unit shipments, partially offset by modest declines in sterndrive and inboard boats. Declining net sales in larger boats were partially offset by gains in runabouts. International net sales were 27 percent of the segment's net sales in the second quarter of 2016, and decreased 5 percent from the prior year on a GAAP basis. On a constant currency basis, international net sales decreased 4 percent when compared with the same prior year period primarily due to declines in Canada and Latin America, partially offset by increases in Europe and Asia-Pacific.

Boat segment net sales increased in the first six months of 2016 when compared with the same prior year period due to the same factors described in the quarterly period above, except global wholesale unit shipments were down slightly. As anticipated, wholesale unit shipments trailed retail unit growth rates over the first half, but are expected to become more balanced in the second half of the year. International net sales were 26 percent of the segment's net sales in the first six months of 2015, a decrease of 9 percent from the prior year on a GAAP basis. On a constant currency basis, international net sales decreased 7 percent in the first six months of 2016 due to net sales decreases in Canada, Africa and the Middle East and Latin America, partially offset by increases in Europe and Asia-Pacific.

The Boat segment operating earnings increased in the second quarter of 2016 when compared with the second quarter of 2015 due to higher net sales and benefits from lower commodity costs and savings related to sourcing initiatives. Partially offsetting these items was the impact of lower sales volumes of large sterndrive and inboard boats.

The Boat segment operating earnings increased in the first six months of 2016 when compared with the same prior year period due to the same factors described in the quarterly period above and a favorable product mix in the first quarter, driven by the introduction of new products.

Fitness Segment

The following table sets forth Fitness segment results for the three months and six months ended:

	Three Months Ended		2016 vs. 2015 Increase/(Decrease)		Six Months Ended		2016 vs. 2015 Increase/(Decrease)
(in millions)	July 2, 2016	July 4, 2015	$ Change	% Change	July 2, 2016	July 4, 2015	$ Change	% Change
Net sales	$229.8	$173.8	$56.0	32.2%	$448.1	$359.4	$88.7	24.7%
Restructuring and integration charges	2.6	—	2.6	NM	6.4	—	6.4	NM
Operating earnings	24.1	23.2	0.9	3.9%	44.2	49.0	(4.8)	(9.8)%
Operating margin	10.5%	13.3%		(280) bpts	9.9%	13.6%		(370) bpts
__________

NM = not meaningful
bpts = basis points

Fitness segment net sales increased in the second quarter of 2016 when compared with the second quarter of 2015. The acquisitions of Cybex in the first quarter of 2016 and SCIFIT in the third quarter of 2015 contributed 21 percentage points to the Fitness segment's overall revenue growth rate in the second quarter of 2016. Net sales also reflected strong growth in the U.S. at health clubs and local and federal governments and solid increases in international sales. International net sales were 44 percent of the segment's net sales in the second quarter of 2016 and increased 19 percent compared with the same prior year period on a GAAP basis. On a constant currency basis and excluding acquisitions, the segment's international net sales increased 8 percent when compared with the same prior year period due to increases in Asia-Pacific and Europe, partially offset by lower sales in Africa and the Middle East.

Fitness segment net sales increased in the first six months of 2016 when compared with the same prior year period due to the same factors described in the quarterly period above, except acquisitions accounted for 19 percentage points of the segment's overall revenue growth rate. International net sales were 44 percent of the segment's net sales in the first six months of 2016 and increased 15 percent compared with the same prior year period on a GAAP basis. On a constant currency basis and excluding acquisitions, the segment's international net sales increased 6 percent in the first six months of 2016, as a result of the same factors described in the quarterly period above.

Fitness segment operating earnings increased in the second quarter of 2016 compared with the second quarter of 2015, reflecting higher net sales and modest contributions from Cybex inclusive of integration charges, partially offset by increases in growth related investments and an unfavorable sales mix.

Fitness segment operating earnings decreased in the first half of 2016 when compared with the same prior year period due to restructuring and integration costs and increases in growth related investments, partially offset by higher net sales.

Corporate/Other

The following table sets forth Corporate/Other results for the three months and six months ended:

	Three Months Ended		2016 vs. 2015 Increase/(Decrease)		Six Months Ended		2016 vs. 2015 Increase/(Decrease)
(in millions)	July 2, 2016	July 4, 2015	$ Change	% Change	July 2, 2016	July 4, 2015	$ Change	% Change
Operating loss	(20.2)	(18.6)	(1.6)	(8.6)%	(35.3)	(34.6)	(0.7)	(2.0)%
__________

Corporate operating expenses increased in the second quarter of 2016 when compared with the same prior year period primarily due to increases in project spending as well as unfavorable comparisons related to mark-to-market adjustments on compensation accruals, partially offset by lower equity compensation expense.

Corporate operating expenses increased slightly in the first six months of 2016 when compared with the same prior year period due to the same factors described in the quarterly period above, except mark-to-market adjustments for compensation accruals between periods were relatively consistent.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the six months ended:

(in millions)	July 2, 2016	July 4, 2015
Net cash provided by operating activities of continuing operations	$213.1	$108.8
Net cash provided by (used for):
Capital expenditures	(90.0)	(64.7)
Proceeds from the sale of property, plant and equipment	1.6	1.0
Effect of exchange rate changes on cash and cash equivalents	5.6	(8.4)
Total free cash flow from continuing operations (A)	$130.3	$36.7
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

2016 Cash Flow

In the first six months of 2016, net cash provided by operating activities of continuing operations totaled $213.1 million. The primary driver of the cash provided by operating activities was net earnings from continuing operations net of non-cash expense items. An increase in working capital, excluding the impact of acquisitions, had a negative effect on net cash provided by operating activities. Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Condensed Consolidated Balance Sheets. Accounts and notes receivable increased $52.4 million during the first six months of 2016, due primarily to seasonally higher net sales in the Marine Engine segment. Accrued expenses decreased $16.3 million during the first six months of the year, primarily driven by the payment of the prior year's variable compensation, which had been accrued as of December 31, 2015, partially offset by the timing of certain payments. Partially offsetting these items was an increase in Accounts payable of $30.1 million, which was the result of increased domestic production in the Company's Marine Engine segment.

Net cash used for investing activities of continuing operations during the first half of 2016 totaled $293.6 million, which included capital expenditures of $90.0 million. The Company's capital spending is focused on new product introductions, capacity expansion projects in all segments and other high priority, profit-enhancing projects. Cash paid for the acquisitions of Cybex and Thunder Jet in the first and second quarters of 2016, respectively, net of cash acquired, totaled $215.9 million in the first half of 2016. See Note 4 – Acquisitions in the Notes to Condensed Consolidated Financial Statements for further details on the Company's acquisitions. Partially offsetting these items were net proceeds from marketable securities of $10.7 million that were used to satisfy working capital requirements during the first half of 2016.

Net cash used for financing activities of continuing operations was $86.4 million during the first half of 2016. The cash outflow included common stock repurchase activity and cash dividends paid to common shareholders.

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

Net cash used for investing activities of continuing operations during the first half of 2015 totaled $20.2 million, which included capital expenditures of $64.7 million. The Company's capital spending focused on new product introductions, growth initiatives, capacity expansion projects in all segments and other high priority, profit-enhancing projects. Cash paid for the acquisition of BLA, net of cash acquired, totaled $8.8 million in the first six months of 2015. Partially offsetting these items were net proceeds from marketable securities of $57.4 million that were used to satisfy working capital requirements during the first half of 2015.

Cash flows used for financing activities of continuing operations were $81.2 million during the first half of 2015. The cash outflow was primarily the result of common stock repurchases and cash dividends paid to common shareholders.

Liquidity and Capital Resources

The Company views its highly liquid assets as of July 2, 2016, December 31, 2015, and July 4, 2015 as:

(in millions)	July 2, 2016	December 31, 2015	July 4, 2015
Cash and cash equivalents	$492.8	$657.3	$582.9
Short-term investments in marketable securities	0.5	11.5	25.8
Total cash, cash equivalents and marketable securities	$493.3	$668.8	$608.7

The following table sets forth an analysis of total liquidity as of July 2, 2016, December 31, 2015, and July 4, 2015:

(in millions)	July 2, 2016	December 31, 2015	July 4, 2015
Cash, cash equivalents and marketable securities	$493.3	$668.8	$608.7
Amounts available under lending facility(A)	296.2	296.2	294.1
Total liquidity (B)	$789.5	$965.0	$902.8

(A) In June 2016, the Company amended and restated its existing credit agreement, dated as of March 2011, as amended and restated as of June 2014. See Note 15 – Debt in the Notes to Condensed Consolidated Financial Statements for further details on the Company's lending facility.

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

Cash, cash equivalents and marketable securities totaled $493.3 million as of July 2, 2016, a decrease of $175.5 million from $668.8 million as of December 31, 2015, and a decrease of $115.4 million from $608.7 million as of July 4, 2015. Total debt as of July 2, 2016, December 31, 2015 and July 4, 2015 was $452.6 million, $448.5 million and $450.1 million, respectively. The Company's debt-to-capitalization ratio was 24.6 percent as of July 2, 2016, down from 25.9 percent as of December 31, 2015 and from 26.3 percent as of July 4, 2015.

Management believes that the Company has adequate sources of liquidity to meet the Company's short-term and long-term needs. The next significant long-term debt maturity is not until 2021.

On October 22, 2014, the Company’s Board of Directors authorized a program to repurchase up to $200 million of the Company’s outstanding common stock and, due to completed repurchases, had approximately $60 million of remaining authorization at December 31, 2015. On February 11, 2016, the Board of Directors authorized $300 million of additional share repurchases. Share repurchases will be completed in the open market or through privately negotiated transactions. The Company’s share repurchase program does not obligate it to acquire any specific number of shares, and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. As of July 2, 2016, the Company had repurchased approximately $200 million of common stock under these programs, with approximately $60 million repurchased during the first half of 2016.

The Company's plan assumes an increase in net earnings in 2016 when compared with 2015. Net activity in working capital is projected to reflect a usage of cash in 2016 in the range of $40 million to $60 million, including payments under deferred compensation arrangements in connection with the recent management transitions. Additionally, the Company plans to make cash contributions to its defined benefit pension plans of approximately $70 million to $75 million in 2016. The Company is planning for capital expenditures of approximately 4 percent to 4.5 percent of 2016 net sales, reflecting substantial new product investments in the outboard engine business and continued capacity investments to support new products and growth. Including higher investment spending levels and a usage of cash for working capital, the Company plans to generate free cash flow in 2016 in excess of $200 million.

The Company contributed $35.0 million and $70.0 million to its qualified pension plans in the first half of 2016 and 2015, respectively. The Company also contributed $1.8 million to fund benefit payments in its nonqualified pension plan during the first halves of both 2016 and 2015 and expects to contribute approximately $2 million of additional funding to the plan through the remainder of 2016. Company contributions are subject to change based on market conditions, pension funding regulations and Company discretion.

Pension Expense

Pension expense in 2016 is projected to be approximately $15 million, an increase from $11.7 million in 2015. Comparisons between 2016 and 2015 include the impacts of a change in methodology used to calculate the interest cost component of pension expense and a decline in the assumed rate of return on plan assets, primarily due to shifts in asset allocation toward fixed income investments. In 2015 and prior years, the Company used a single-weighted average discount rate to calculate pension and postretirement interest costs. Beginning in 2016, the Company is utilizing a "spot rate approach" in the calculation of pension and postretirement interest costs to provide a more accurate measurement of interest costs. The spot rate approach applies separate discount rates for each projected benefit payment in the calculation of pension and postretirement interest costs. This calculation change is considered to be a change in accounting estimate and was applied prospectively beginning in 2016.

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

Recent Accounting Pronouncements

See Note 1 – Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements for the recent accounting pronouncements that have been adopted during the six months ended July 2, 2016, or will be adopted in future periods.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 22, 2014, the Company’s Board of Directors authorized a program to repurchase up to $200 million of the Company’s outstanding common stock and, due to completed repurchases, had approximately $60 million of remaining authorization at December 31, 2015. On February 11, 2016, the Board of Directors authorized $300 million of additional share repurchases. Share repurchases will be completed in the open market or through privately negotiated transactions. The Company's share repurchase program does not obligate it to acquire any specific number of shares, and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. As of July 2, 2016, the Company had repurchased an additional 1,393,151 shares in 2016 at a cost of approximately $60 million, bringing the total number of shares purchased under these programs to 4,143,957, at a total cost of approximately $200 million.

During the three months ended July 2, 2016, the Company repurchased the following shares of its common stock:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Amount of Dollars that May Yet Be Used to Purchase Shares Under the Program
April 3 to April 30	79,703	$50.17	79,703
May 1 to May 28	169,590	47.15	169,590
May 29 to July 2	170,744	46.84	170,744
Total	420,037	$47.59	420,037	$300,121,516

Item 6.    Exhibits

10.1
Amended and Restated Credit Agreement dated as of March 21, 2011, as amended and restated as of June 26, 2014, as further amended and restated as of June 30, 2016, among Brunswick Corporation, the subsidiary borrowers party thereto, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners, Bank of America, N.A. and Wells Fargo Bank, N.A., as syndication agents, and SunTrust Bank, U.S. Bank National Association and Citizens Bank N.A., as documentation agents.

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

BRUNSWICK CORPORATION
August 3, 2016	By:	/s/ DANIEL J. TANNER
Daniel J. Tanner
Vice President and Controller*

*Mr. Tanner is signing this report both as a duly authorized officer and as the principal accounting officer.