Form 10-Q
period 2016-10-01
BRUNSWICK CORP
filed 2016-11-02
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended October 1, 2016
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

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of October 31, 2016 was 89,689,502.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
October 1, 2016

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BRUNSWICK CORPORATION Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net sales	$1,093.0	$991.9	$3,405.5	$3,119.6
Cost of sales	783.3	710.2	2,460.4	2,254.7
Selling, general and administrative expense	150.3	135.6	451.7	414.0
Research and development expense	34.5	30.3	104.2	92.2
Restructuring and integration charges	2.4	—	8.8	—
Operating earnings	122.5	115.8	380.4	358.7
Equity earnings	1.4	1.2	3.2	3.2
Other income, net	0.8	1.2	1.7	4.4
Earnings before interest and income taxes	124.7	118.2	385.3	366.3
Interest expense	(7.0)	(7.0)	(20.8)	(21.0)
Interest income	0.4	0.7	1.2	1.7
Earnings before income taxes	118.1	111.9	365.7	347.0
Income tax provision	32.8	39.7	109.1	110.6
Net earnings from continuing operations	85.3	72.2	256.6	236.4

Discontinued operations:
Earnings from discontinued operations, net of tax	0.1	0.9	1.7	1.5
Gain on disposal of discontinued operations, net of tax	—	2.8	—	12.8
Earnings from discontinued operations, net of tax	0.1	3.7	1.7	14.3
Net earnings	$85.4	$75.9	$258.3	$250.7

Earnings per common share:
Basic
Earnings from continuing operations	$0.94	$0.78	$2.80	$2.54
Earnings from discontinued operations	0.00	0.04	0.02	0.15
Net earnings	$0.94	$0.82	$2.82	$2.69

Diluted
Earnings from continuing operations	$0.93	$0.77	$2.78	$2.50
Earnings from discontinued operations	0.00	0.04	0.02	0.15
Net earnings	$0.93	$0.81	$2.80	$2.65

Weighted average shares used for computation of:
Basic earnings per common share	91.1	92.7	91.5	93.3
Diluted earnings per common share	91.9	94.0	92.4	94.5

Comprehensive income	$88.7	$71.0	$272.4	$228.4

Cash dividends declared per share	$0.15	$0.125	$0.45	$0.375

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Balance Sheets (unaudited)

(in millions)	October 1, 2016	December 31, 2015	October 3, 2015
Assets
Current assets
Cash and cash equivalents, at cost, which approximates fair value	$437.2	$657.3	$621.9
Short-term investments in marketable securities	0.8	11.5	32.5
Total cash, cash equivalents and short-term investments in marketable securities	438.0	668.8	654.4
Restricted cash	12.7	12.7	15.6
Accounts and notes receivable, less allowances of $14.2, $13.8 and $15.9	454.6	398.1	400.7
Inventories
Finished goods	476.3	444.4	444.3
Work-in-process	102.7	88.4	109.8
Raw materials	176.0	152.2	155.7
Net inventories	755.0	685.0	709.8
Prepaid expenses and other	38.5	39.8	35.3
Current assets	1,698.8	1,804.4	1,815.8

Property
Land	24.3	24.2	23.1
Buildings and improvements	399.1	351.8	341.6
Equipment	948.2	886.8	867.9
Total land, buildings and improvements and equipment	1,371.6	1,262.8	1,232.6
Accumulated depreciation	(891.9)	(861.4)	(844.3)
Net land, buildings and improvements and equipment	479.7	401.4	388.3
Unamortized product tooling costs	117.0	103.8	101.3
Net property	596.7	505.2	489.6

Other assets
Goodwill	413.0	298.7	298.5
Other intangibles, net	164.1	55.1	49.9
Equity investments	16.3	21.5	19.6
Deferred income tax asset	304.8	420.2	408.9
Other long-term assets	47.5	47.4	44.7
Other assets	945.7	842.9	821.6

Total assets	$3,241.2	$3,152.5	$3,127.0

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Balance Sheets (unaudited)

(in millions)	October 1, 2016	December 31, 2015	October 3, 2015
Liabilities and shareholders’ equity
Current liabilities
Current maturities of long-term debt	$4.2	$6.0	$4.0
Accounts payable	364.0	339.1	341.0
Accrued expenses	549.5	563.0	518.4
Current liabilities	917.7	908.1	863.4

Long-term liabilities
Debt	448.0	442.5	449.1
Deferred income tax liability	3.4	12.3	5.5
Postretirement benefits	271.9	347.5	324.7
Other	165.5	160.8	195.2
Long-term liabilities	888.8	963.1	974.5

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares; outstanding: 89,835,000, 90,813,000 and 91,168,000 shares	76.9	76.9	76.9
Additional paid-in capital	380.0	408.0	402.9
Retained earnings	1,878.0	1,660.4	1,683.3
Treasury stock, at cost: 12,703,000, 11,725,000 and 11,370,000 shares	(440.2)	(389.9)	(371.2)
Accumulated other comprehensive loss, net of tax	(460.0)	(474.1)	(502.8)
Shareholders’ equity	1,434.7	1,281.3	1,289.1

Total liabilities and shareholders’ equity	$3,241.2	$3,152.5	$3,127.0

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
(in millions)	October 1, 2016	October 3, 2015
Cash flows from operating activities
Net earnings	$258.3	$250.7
Less: earnings from discontinued operations, net of tax	1.7	14.3
Net earnings from continuing operations	256.6	236.4
Depreciation and amortization	77.0	66.3
Pension funding, net of expense	(61.7)	(63.9)
Deferred income taxes	74.6	75.9
Excess tax benefits from share-based compensation	(11.1)	(6.6)
Equity in earnings of unconsolidated affiliates, net of dividends	(3.2)	(3.2)
Changes in certain current assets and current liabilities	(66.5)	(82.2)
Income taxes	7.1	15.3
Other, net	9.3	2.7
Net cash provided by operating activities of continuing operations	282.1	240.7
Net cash used for operating activities of discontinued operations	(3.3)	(13.4)
Net cash provided by operating activities	278.8	227.3

Cash flows from investing activities
Capital expenditures	(131.9)	(98.5)
Purchases of marketable securities	—	(47.6)
Sales or maturities of marketable securities	10.7	98.3
Investments	9.8	2.3
Acquisition of businesses, net of cash acquired	(269.5)	(18.7)
Proceeds from the sale of property, plant and equipment	1.7	2.1
Other, net	1.3	—
Net cash used for investing activities of continuing operations	(377.9)	(62.1)
Net cash provided by investing activities of discontinued operations	—	44.5
Net cash used for investing activities	(377.9)	(17.6)

Cash flows from financing activities
Net proceeds from issuances of long-term debt	0.8	0.1
Payments of long-term debt including current maturities	(0.3)	(0.4)
Common stock repurchases	(90.3)	(100.0)
Cash dividends paid	(40.7)	(34.6)
Excess tax benefits from share-based compensation	11.1	6.6
Proceeds from share-based compensation activity	12.5	4.3
Tax withholding associated with shares issued for share-based compensation	(18.4)	(8.5)
Other, net	(1.3)	—
Net cash used for financing activities of continuing operations	(126.6)	(132.5)
Net cash provided by financing activities of discontinued operations	—	5.3
Net cash used for financing activities	(126.6)	(127.2)

Effect of exchange rate changes on cash and cash equivalents	5.6	(13.3)
Net increase (decrease) in cash and cash equivalents	(220.1)	69.2
Cash and cash equivalents at beginning of period	657.3	552.7

Cash and cash equivalents at end of period	$437.2	$621.9
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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Brunswick’s 2015 Annual Report on Form 10-K for the year ended December 31, 2015 (the 2015 Form 10-K). These results include, in management's opinion, all normal and recurring adjustments necessary to present fairly Brunswick's financial position as of October 1, 2016, December 31, 2015 and October 3, 2015, the results of operations for the three months and nine months ended October 1, 2016 and October 3, 2015, and the cash flows for the nine months ended October 1, 2016 and October 3, 2015. Due to the seasonality of Brunswick’s businesses, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Saturday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The first three quarters of fiscal year 2016 ended on April 2, 2016, July 2, 2016 and October 1, 2016, and the first three quarters of fiscal year 2015 ended on April 4, 2015, July 4, 2015 and October 3, 2015.

Recent Accounting Pronouncements. The following are recent accounting pronouncements that have been adopted during 2016, or will be adopted in future periods.

Statement of Cash Flows Classifications: In August 2016, the Financial Accounting Standards Board (FASB) amended the Accounting Standards Codification (ASC) to add and/or clarify guidance on the classification of certain transactions in the statement of cash flows. The amendment is to be applied retrospectively and is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the approach it will use to apply the new standard and the impact it will have on the Company's Condensed Consolidated Statements of Cash Flows.

Share-Based Compensation: In March 2016, the FASB amended the ASC to simplify the accounting for employee share-based payment transactions. Amendments related to the timing of excess tax benefit recognition, minimum statutory withholding requirements and forfeitures will be applied using a modified retrospective approach through a cumulative adjustment to equity as of the beginning of the period of adoption. Amendments to certain classifications on the statement of cash flows may be applied either prospectively or retrospectively, and amendments requiring the recognition of excess tax benefits and tax deficiencies in the income statement are to be applied prospectively. These amendments are to be applied for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the approach it will use to apply the new standard and the impact that the adoption of the new standard will have on the Company's condensed consolidated financial statements.

Recognition of Leases: In February 2016, the FASB amended the ASC to require lessees to recognize assets and liabilities on the balance sheet for all leases with terms greater than twelve months. Lessees will recognize expenses similar to current lease accounting. The amendment is to be applied using a modified retrospective method with certain practical expedients, and is effective for fiscal years and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the approach it will use to apply the new standard and the impact that the adoption of the new standard will have on the Company's condensed consolidated financial statements.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company early adopted this ASC amendment during the first quarter of 2016 which caused the Company to change its method of presentation for current deferred income taxes in the Condensed Consolidated Balance Sheets for all periods presented. Current deferred income tax assets of $180.5 million and $207.8 million as of December 31, 2015 and October 3, 2015, respectively, were reclassified to long-term.

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

Note 2 – Discontinued Operations

The following table discloses the results of operations of the businesses reported as discontinued operations for the three months and nine months ended October 1, 2016 and October 3, 2015:

	Three Months Ended		Nine Months Ended
(in millions)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net sales	$—	$—	$—	$37.5

Earnings from discontinued operations before income taxes	$0.1	$1.0	$2.7	$1.4
Income tax provision (benefit)	0.0	0.1	1.0	(0.1)
Earnings from discontinued operations, net of tax	0.1	0.9	1.7	1.5
Gain on disposal of discontinued operations, net of tax (A)	—	2.8	—	12.8
Earnings from discontinued operations, net of tax	$0.1	$3.7	$1.7	$14.3

(A) The Gain on disposal of discontinued operations, net of tax for the three months ended October 3, 2015 includes a pre-tax gain of $4.4 million and a net tax provision of $1.6 million. The Gain on disposal of discontinued operations for the nine months ended October 3, 2015 includes a pre-tax and after-tax gain of $12.8 million.

There were no assets or liabilities held for sale as of October 1, 2016, December 31, 2015 or October 3, 2015.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3 – Restructuring and Integration Activities

The Company acquired Cybex International, Inc. (Cybex) and Indoor Cycling Group GmbH (ICG) in the first and third quarters of 2016, respectively, as discussed in Note 4 –Acquisitions, and executed certain restructuring and integration activities within the Fitness segment related to these acquisitions, resulting in the recognition of restructuring and integration charges in the Condensed Consolidated Statements of Comprehensive Income during 2016.

The following table is a summary of the expense associated with the Fitness segment restructuring and integration activities for the three months and nine months ended October 1, 2016, as discussed above:

(in millions)	Three Months Ended	Nine Months Ended
Restructuring and integration activities:
Employee termination and other benefits	$0.6	$2.7
Professional fees	1.6	3.8
Other	0.2	2.3
Total restructuring and integration charges	$2.4	$8.8

During 2016, the Company made cash payments of $7.5 million relating to all restructuring and integration activities, including payments related to prior period restructuring activities. As of October 1, 2016, accruals remaining for all restructuring and integration activities totaled $2.8 million and are expected to be paid substantially during 2016 and 2017.

Note 4 – Acquisitions

On August 31, 2016, the Company acquired 100 percent of ICG, a market leader specializing in the design of indoor cycling equipment, which is based in Nuremburg, Germany. The addition of ICG strengthens the Company's position in indoor cycling and provides a strong foundation to expand in the growing group exercise market. ICG is managed as part of the Company's Fitness segment.

The Company acquired ICG for total consideration of $54.1 million, including $51.7 million of cash paid during the third quarter of 2016. The preliminary recording of the fair value of the assets acquired and liabilities assumed resulted in $20.4 million of identifiable intangible assets, including customer relationships, trade names and patents and proprietary technology for $11.2 million, $6.0 million and $3.2 million, respectively, along with $26.0 million for goodwill which is not deductible for tax purposes. The amounts assigned to ICG's customer relationships and patents and proprietary technology will be amortized over the estimated useful life of approximately 11 years and 5 years, respectively. These amounts recorded are preliminary and are subject to change within the measurement period as the Company finalizes its fair value estimates.

On July 1, 2016, the Company acquired substantially all of the assets of privately held Thunder Jet Boats, Inc. (Thunder Jet), a designer and builder of heavy-gauge aluminum boats, which is based in Clarkston, Washington. Thunder Jet offers a lineup of 18 models ranging in length from 18-26 feet and adds breadth and depth to the Company's overall product portfolio. Thunder Jet is managed within the Company's Boat segment.

The cash consideration the Company paid to acquire Thunder Jet was $20.9 million. The preliminary recording of the fair value of the assets acquired and liabilities assumed resulted in $10.8 million of identifiable intangible assets, including customer relationships and trade names for $5.4 million each, along with $2.5 million of goodwill which is deductible for tax purposes. The amount assigned to Thunder Jet's customer relationships will be amortized over the estimated useful life of 15 years. These amounts are preliminary and are subject to change within the measurement period as the Company finalizes its fair value estimates.

On January 20, 2016, the Company acquired 100 percent of privately held Cybex, a leading manufacturer of commercial fitness equipment, which is currently based in Medway, Massachusetts. Cybex offers a full line of cardiovascular and strength products and had unaudited sales in 2015 of approximately $169 million. The addition of Cybex expands the Fitness segment's participation in key markets, including commercial fitness, and adds to the Company's manufacturing footprint to meet current and future demand more effectively. Cybex also increases the breadth and depth of the segment's product portfolio. Cybex is managed within the Company's Fitness segment.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table is a summary of the assets acquired, liabilities assumed and net cash consideration paid for the Cybex acquisition during 2016:

(in millions)	Fair Value (B)	Useful Life
Accounts and notes receivable	$21.9
Inventory	13.9
Goodwill (A)	86.5
Trade names	38.6	Indefinite
Customer relationships	41.8	16 years
Patents and proprietary technology	3.1	5 years
Property and equipment	39.8
Other assets	3.7
Total assets acquired	249.3
Total liabilities assumed	52.4
Net cash consideration paid (C)	$196.9

(A) The goodwill recorded for the acquisition of Cybex is not deductible for tax purposes.
(B) These amounts are subject to change within the measurement period as the Company finalizes its fair value estimates.
(C) Net cash consideration paid includes a purchase price adjustment of $1.9 million in the third quarter of 2016.

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

Derivative Financial Instruments. The Company uses derivative financial instruments to manage its risks associated with movements in foreign currency exchange rates, interest rates and commodity prices. Derivative instruments are not used for trading or speculative purposes. The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking each hedge transaction. This process includes linking derivatives that are designated as hedges to specific forecasted transactions. The Company also assesses, both at the hedge’s inception and monthly thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in the anticipated cash flows of the hedged item. If the hedging relationship ceases to be highly effective, or it becomes probable that a forecasted transaction is no longer expected to occur, the Company discontinues hedge accounting prospectively and immediately recognizes the gains and losses associated with those hedges. There were no material adjustments to the results of operations for the three months and nine months ended October 1, 2016 and October 3, 2015 as a result of ineffectiveness. The fair value of derivative financial instruments is determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded. The effects of derivative financial instruments are not expected to be material to the Company’s financial position or results of operations when considered together with the underlying exposure being hedged. Use of derivative financial instruments exposes the Company to credit risk with its counterparties when the fair value of a derivative contract is an asset. The Company mitigates this risk by entering into derivative contracts with highly rated counterparties. The maximum amount of loss due to counterparty credit risk is limited to the asset value of derivative financial instruments.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

A cash flow hedge requires that as changes in the fair value of derivatives occur, the portion of the change deemed to be effective is recorded temporarily in Accumulated other comprehensive loss, an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of October 1, 2016, the term of derivative instruments hedging forecasted transactions ranged from one to 15 months.

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

Forward exchange contracts outstanding at October 1, 2016, December 31, 2015 and October 3, 2015 had notional contract values of $248.9 million, $273.5 million and $276.6 million, respectively. Option contracts outstanding at October 1, 2016, December 31, 2015 and October 3, 2015 had notional contract values of $39.3 million, $51.0 million and $42.7 million, respectively. The forward and options contracts outstanding at October 1, 2016 mature during 2016 and 2017 and mainly relate to the Euro, Japanese yen, Australian dollar, Canadian dollar, Swedish krona, Brazilian real, British pound, Norwegian krone, Mexican peso, Hungarian forint and New Zealand dollar. As of October 1, 2016, the Company estimates that during the next 12 months, it will reclassify approximately $0.1 million of net losses (based on current rates) from Accumulated other comprehensive loss to Cost of sales.

Interest Rate. The Company enters into fixed-to-floating interest rate swaps to convert a portion of the Company's long-term debt from fixed to floating rate debt. As of October 1, 2016, December 31, 2015 and October 3, 2015, the outstanding swaps had notional contract values of $200.0 million, of which $150.0 million corresponds to the Company's 4.625 percent Senior notes due 2021 and $50.0 million corresponds to the Company's 7.375 percent Debentures due 2023. These instruments have been designated as fair value hedges, with the fair value recorded in long-term debt.

The Company also enters into forward-starting interest rate swaps from time-to-time to hedge the interest rate risk associated with anticipated debt issuances. There were no forward-starting interest rate swaps outstanding at October 1, 2016, December 31, 2015 or October 3, 2015.

As of October 1, 2016, December 31, 2015 and October 3, 2015, the Company had $4.8 million, $5.1 million and $5.1 million, respectively, of net deferred losses associated with all settled forward-starting interest rate swaps, which were included in Accumulated other comprehensive loss. As of October 1, 2016, the Company estimates that during the next 12 months, it will reclassify approximately $1.1 million of net losses resulting from settled forward-starting interest rate swaps from Accumulated other comprehensive loss to Interest expense.

Commodity Price. The Company uses commodity swaps to hedge anticipated purchases of aluminum, copper and natural gas. Commodity swap contracts outstanding at October 1, 2016, December 31, 2015 and October 3, 2015 had notional contract values of $2.3 million, $10.8 million and $14.3 million, respectively. The contracts outstanding mature through 2016. The amount of gain or loss associated with the change in fair value of these instruments is either recorded through earnings each period as incurred or, if designated as cash flow hedges, deferred in Accumulated other comprehensive loss and recognized in Cost of sales in the same period or periods during which the hedged transaction affects earnings. As of October 1, 2016, the Company estimates that

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

during the next 12 months it will reclassify approximately $0.1 million in net losses (based on current prices) from Accumulated other comprehensive loss to Cost of sales.

As of October 1, 2016, December 31, 2015 and October 3, 2015, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets				Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value			Balance Sheet Location	Fair Value
		Oct. 1, 2016	Dec. 31, 2015	Oct. 3, 2015		Oct. 1, 2016	Dec. 31, 2015	Oct. 3, 2015
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid expenses and other	$3.1	$5.9	$5.9	Accrued expenses	$3.1	$1.3	$1.0
Commodity contracts	Prepaid expenses and other	—	—	—	Accrued expenses	0.1	0.5	0.5
Total		$3.1	$5.9	$5.9		$3.2	$1.8	$1.5

Derivatives Designated as Fair Value Hedges
Interest rate contracts	Prepaid expenses and other	$2.9	$2.1	$3.0	Accrued expenses	$2.1	$1.4	$1.8
Interest rate contracts	Other long-term assets	7.0	4.0	5.3	Other long-term liabilities	—	—	—
Total		$9.9	$6.1	$8.3		$2.1	$1.4	$1.8

Other Hedging Activity
Foreign exchange contracts	Prepaid expenses and other	$0.2	$1.5	$1.0	Accrued expenses	$0.5	$0.2	$0.5
Commodity contracts	Prepaid expenses and other	—	—	—	Accrued expenses	0.3	2.2	2.5
Total		$0.2	$1.5	$1.0		$0.8	$2.4	$3.0

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended October 1, 2016 and October 3, 2015 was:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)				Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)
	Three Months Ended		Nine Months Ended			Three Months Ended		Nine Months Ended
	Oct. 1, 2016	Oct. 3, 2015	Oct. 1, 2016	Oct. 3, 2015		Oct. 1, 2016	Oct. 3, 2015	Oct. 1, 2016	Oct. 3, 2015
Interest rate contracts	$—	$—	$—	$—	Interest expense	$(0.3)	$(0.1)	$(0.3)	$(0.1)
Foreign exchange contracts	(0.2)	5.0	(3.2)	10.5	Cost of sales	0.4	2.4	3.1	9.5
Commodity contracts	0.0	(0.3)	0.0	(0.7)	Cost of sales	(0.1)	0.1	(0.5)	1.1
Total	$(0.2)	$4.7	$(3.2)	$9.8		$0.0	$2.4	$2.3	$10.5

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Derivatives Designated as Fair Value Hedging Instruments	Location of Gain on Derivatives Recognized in Earnings	Amount of Gain on Derivatives Recognized in Earnings
		Three Months Ended		Nine Months Ended
		Oct. 1, 2016	Oct. 3, 2015	Oct. 1, 2016	Oct. 3, 2015
Interest rate contracts	Interest expense	$0.6	$1.2	$2.2	$3.4

Other Hedging Activity	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
		Three Months Ended		Nine Months Ended
		Oct. 1, 2016	Oct. 3, 2015	Oct. 1, 2016	Oct. 3, 2015
Foreign exchange contracts	Cost of sales	$(2.2)	$4.9	$(8.6)	$8.8
Foreign exchange contracts	Other income, net	0.3	0.8	1.0	0.3
Commodity contracts	Cost of sales	0.1	(1.4)	0.3	(5.6)
Total		$(1.8)	$4.3	$(7.3)	$3.5

Fair Value of Other Financial Instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, accounts and notes receivable and short-term debt approximate their fair values because of the short maturity of these instruments. At October 1, 2016, December 31, 2015 and October 3, 2015, the fair value of the Company’s long-term debt was approximately $485.4 million, $454.7 million and $462.8 million, respectively, and was determined using Level 1 and Level 2 inputs described in Note 6 – Fair Value Measurements, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt. The carrying value of long-term debt, including current maturities, was $447.9 million, $448.5 million and $453.1 million as of October 1, 2016, December 31, 2015 and October 3, 2015, respectively.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of October 1, 2016:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$0.6	$—	$—	$0.6
Short-term investments in marketable securities	0.8	—	—	0.8
Restricted cash	12.7	—	—	12.7
Derivatives	—	13.2	—	13.2
Total assets	$14.1	$13.2	$—	$27.3

Liabilities:
Derivatives	$—	$6.1	$—	$6.1
Other	3.9	27.6	—	31.5
Total liabilities at fair value	$3.9	$33.7	$—	$37.6
Liabilities measured at net asset value				15.0
Total liabilities				$52.6

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$131.3	$138.9	$—	$270.2
Short-term investments in marketable securities	0.8	10.7	—	11.5
Restricted cash	12.7	—	—	12.7
Derivatives	—	13.5	—	13.5
Total assets	$144.8	$163.1	$—	$307.9

Liabilities:
Derivatives	$—	$5.6	$—	$5.6
Other	3.8	34.6	—	38.4
Total liabilities at fair value	$3.8	$40.2	$—	$44.0
Liabilities measured at net asset value				11.3
Total liabilities				$55.3

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of October 3, 2015:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$141.1	$118.4	$—	$259.5
Short-term investments in marketable securities	0.8	31.7	—	32.5
Restricted cash	15.6	—	—	15.6
Derivatives	—	15.2	—	15.2
Total assets	$157.5	$165.3	$—	$322.8

Liabilities:
Derivatives	$—	$6.3	$—	$6.3
Other	6.5	33.6	—	40.1
Total liabilities at fair value	$6.5	$39.9	$—	$46.4
Liabilities measured at net asset value				11.1
Total liabilities				$57.5

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

Note 7 – Share-Based Compensation

Under the Brunswick Corporation 2014 Stock Incentive Plan, the Company may grant stock options, stock appreciation rights (SARs), non-vested stock awards and performance awards to executives, other employees and non-employee directors from treasury shares and from authorized, but unissued, shares of common stock, in addition to any shares reacquired by the Company through the forfeiture of past awards, or settlement of such awards in cash. As of October 1, 2016, 5.5 million shares remained available for grant.

Non-vested stock awards

The Company grants both stock-settled and cash-settled non-vested stock units and awards to key employees as determined by management and the Human Resources and Compensation Committee of the Board of Directors. The Company did not grant stock awards during the three months ended October 1, 2016 or October 3, 2015. The Company granted 0.3 million and 0.2 million of stock awards during the nine months ended October 1, 2016 and October 3, 2015, respectively. The Company recognizes the cost of non-vested stock units and awards on a straight-line basis over the requisite service period. Additionally, cash-settled non-vested stock units and awards are recorded as a liability in the balance sheet and adjusted to fair value each reporting period through stock compensation expense. During the three months and nine months ended October 1, 2016, the Company charged $2.9 million and $7.4 million, respectively, and charged $3.1 million and $10.1 million during the three months and nine months ended October 3, 2015, respectively, to compensation expense for non-vested stock awards.

As of October 1, 2016, there was $9.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. The Company expects this cost to be recognized over a weighted average period of 1.2 years.

Performance awards

In the first nine months of both 2016 and 2015, the Company granted 0.1 million performance shares to certain senior executives. The 2016 and 2015 share awards are based on three performance measures: a cash flow return on investment (CFROI) measure, an operating margin (OM) measure and a total shareholder return (TSR) modifier. Performance shares are earned based on a three-year performance period commencing at the beginning of the calendar year of each grant. The performance shares are then subject to a TSR modifier based on stock returns measured against stock returns of a predefined comparator group over a three-year

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

performance period which starts at the beginning of the calendar year of each grant. Additionally, in February 2016 and 2015, the Company granted 37,430 and 22,990 performance shares, respectively, to certain officers and certain senior managers based on the respective measures and performance periods described above but excluding a TSR modifier. Based on projections of probable attainment of the performance measures and the projected TSR modifier used to determine the performance awards, $1.4 million and $4.4 million was charged to compensation expense for the three months and nine months ended October 1, 2016, respectively. In the three months and nine months ended October 3, 2015, $2.0 million and $5.2 million, respectively, was charged to compensation expense based on projections of profitable attainment of the performance measures and the projected TSR modifier used to determine the performance awards.

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

The fair value of the certain officers' and certain senior managers' performance awards granted based solely on the CFROI and OM performance factors was $37.76 and $52.39, respectively, which was equal to the stock price on the date of grant in 2016 and 2015, respectively, less the present value of dividend payments over the vesting period.

As of October 1, 2016, the Company had $3.8 million of total unrecognized compensation cost related to performance awards. The Company expects this cost to be recognized over a weighted average period of 1.0 years.

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

Basic and diluted earnings per common share for the three months and nine months ended October 1, 2016 and October 3, 2015 were calculated as follows:

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net earnings from continuing operations	$85.3	$72.2	$256.6	$236.4
Earnings from discontinued operations, net of tax	0.1	3.7	1.7	14.3
Net earnings	$85.4	$75.9	$258.3	$250.7

Weighted average outstanding shares – basic	91.1	92.7	91.5	93.3
Dilutive effect of common stock equivalents	0.8	1.3	0.9	1.2
Weighted average outstanding shares – diluted	91.9	94.0	92.4	94.5

Basic earnings per common share:
Continuing operations	$0.94	$0.78	$2.80	$2.54
Discontinued operations	0.00	0.04	0.02	0.15
Net earnings	$0.94	$0.82	$2.82	$2.69

Diluted earnings per common share:
Continuing operations	$0.93	$0.77	$2.78	$2.50
Discontinued operations	0.00	0.04	0.02	0.15
Net earnings	$0.93	$0.81	$2.80	$2.65

As of October 1, 2016, the Company had 1.2 million SARs outstanding and exercisable. This compares with 2.3 million SARs outstanding, of which 2.2 million were exercisable, as of October 3, 2015. During both the three months and nine months ended October 1, 2016 and October 3, 2015, there were no SARs outstanding for which the exercise price was greater than the average market price of the Company’s shares for the period then ended. Therefore, there were no non-dilutive SARs to exclude from the computation of diluted earnings per common share. Changes in average outstanding basic shares from October 3, 2015 to October 1, 2016 reflect the impact of common stock repurchases throughout 2015 and the first nine months of 2016, net of the impact of SARs exercised and the vesting of stock and performance awards since the beginning of 2015.

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

There were no material changes during the three months and nine months ended October 1, 2016 to the financial commitments that were discussed in Note 13 in the Notes to Consolidated Financial Statements in the 2015 Form 10-K.

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

The following activity related to product warranty liabilities was recorded in Accrued expenses during the nine months ended October 1, 2016 and October 3, 2015:

(in millions)	October 1, 2016	October 3, 2015
Balance at beginning of period	$106.3	$110.6
Payments made	(50.7)	(43.8)
Provisions/additions for contracts issued/sold	55.6	51.5
Aggregate changes for preexisting warranties	(8.1)	(10.8)
Foreign currency translation	0.8	(2.8)
Acquisitions	6.7	—
Balance at end of period	$110.6	$104.7

Additionally, end users of the Company's products may purchase a contract from the Company that extends product warranty beyond the standard period. For certain extended warranty contracts in which the Company retains the warranty or administration obligation, a deferred liability is recorded based on the aggregate sales price for contracts sold.  The deferred liability is reduced and revenue is recognized on a straight-line basis over the contract period during which costs are expected to be incurred. Deferred revenue associated with contracts sold by the Company that extend product protection beyond the standard product warranty period, not included in the table above, was $87.0 million, $78.3 million and $77.3 million at October 1, 2016, December 31, 2015 and October 3, 2015, respectively, and is recorded in Accrued expenses and Other long-term liabilities.

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

There were no material changes during the three months and nine months ended October 1, 2016 to the legal and environmental commitments that were discussed in Note 13 in the Notes to Consolidated Financial Statements in the 2015 Form 10-K.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 10 – Goodwill and Other Intangibles

A summary of changes in the Company's goodwill during the nine months ended October 1, 2016, by segment, follows:

(in millions)	December 31, 2015	Acquisitions	Impairments	Adjustments	October 1, 2016
Marine Engine	$26.2	$—	$—	$(0.3)	$25.9
Boat	—	2.5	—	—	2.5
Fitness	272.5	112.5	—	(0.4)	384.6
Total	$298.7	$115.0	$—	$(0.7)	$413.0

A summary of changes in the Company's goodwill during the nine months ended October 3, 2015, by segment, follows:

(in millions)	December 31, 2014	Acquisitions	Impairments	Adjustments	October 3, 2015
Marine Engine	$28.0	$—	$—	$(1.9)	$26.1
Fitness	268.9	3.2	—	0.3	272.4
Total	$296.9	$3.2	$—	$(1.6)	$298.5

Adjustments for the nine months ended October 1, 2016 and October 3, 2015 relate to the effect of foreign currency translation on goodwill denominated in currencies other than the U.S. dollar. See Note 4 – Acquisitions for further details on the Company's acquisitions.

The Company's intangible assets, included within Other intangibles, net on the Condensed Consolidated Balance Sheets as of October 1, 2016 and October 3, 2015, are summarized below:

	October 1, 2016		October 3, 2015
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Customer relationships	$298.2	$(229.6)	$237.6	$(225.3)
Trade names	87.4	—	34.7	—
Other	22.5	(14.4)	16.2	(13.3)
Total	$408.1	$(244.0)	$288.5	$(238.6)

Other amortized intangible assets include patents, non-compete agreements and other intangible assets. See Note 4 – Acquisitions for further details on intangibles acquired during 2016. Gross amounts and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation. Aggregate amortization expense for intangibles was $1.7 million and $4.7 million for the three months and nine months ended October 1, 2016, respectively. Aggregate amortization expense for intangibles was $0.7 million and $2.3 million for the three months and nine months ended October 3, 2015, respectively.

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

Operating Segments

The following table sets forth net sales and operating earnings (loss) of each of the Company's operating segments, which are also the Company's reportable segments, for the three months and nine months ended October 1, 2016 and October 3, 2015:

	Net Sales				Operating Earnings (Loss)
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
(in millions)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Marine Engine	$625.7	$588.2	$1,940.9	$1,839.6	$109.5	$102.5	$326.8	$308.5
Boat	307.0	271.3	1,011.9	938.6	6.8	6.4	45.9	35.0
Marine eliminations	(77.3)	(65.1)	(233.0)	(215.5)	—	—	—	—
Total Marine	855.4	794.4	2,719.8	2,562.7	116.3	108.9	372.7	343.5
Fitness	237.6	197.5	685.7	556.9	29.1	27.6	73.3	76.6
Pension - non-service costs	—	—	—	—	(3.6)	(2.7)	(11.0)	(8.8)
Corporate/Other	—	—	—	—	(19.3)	(18.0)	(54.6)	(52.6)
Total	$1,093.0	$991.9	$3,405.5	$3,119.6	$122.5	$115.8	$380.4	$358.7

The following table sets forth total assets of each of the Company's reportable segments:

	Total Assets
(in millions)	October 1, 2016	December 31, 2015	October 3, 2015
Marine Engine	$1,060.5	$981.8	$958.0
Boat	437.0	379.7	409.7
Total Marine	1,497.5	1,361.5	1,367.7
Fitness	922.4	625.1	597.4
Corporate/Other	821.3	1,165.9	1,161.9
Total	$3,241.2	$3,152.5	$3,127.0

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 12 – Comprehensive Income

Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets includes prior service costs and credits and net actuarial gains and losses for defined benefit plans; foreign currency cumulative translation adjustments; and unrealized derivative gains and losses, all net of tax.  Changes in the components of Accumulated other comprehensive loss, all net of tax, for the three months and nine months ended October 1, 2016 and October 3, 2015 were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net earnings	$85.4	$75.9	$258.3	$250.7
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	0.7	(9.8)	10.2	(32.0)
Net change in unamortized prior service credits	(0.1)	(0.2)	(0.3)	(0.6)
Net change in unamortized actuarial losses	2.7	3.4	7.9	10.4
Net change in unrealized derivative losses	(0.0)	1.7	(3.7)	(0.1)
Total other comprehensive income (loss)	3.3	(4.9)	14.1	(22.3)
Comprehensive income	$88.7	$71.0	$272.4	$228.4

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the three months ended October 1, 2016:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Net derivative losses	Total
Beginning balance	$(46.9)	$(4.9)	$(401.9)	$(9.6)	$(463.3)
Other comprehensive income (loss) before reclassifications (A)	0.7	—	0.0	0.0	0.7
Amounts reclassified from Accumulated other comprehensive loss (B)	—	(0.1)	2.7	(0.0)	2.6
Net current-period other comprehensive income (loss)	0.7	(0.1)	2.7	(0.0)	3.3
Ending balance	$(46.2)	$(5.0)	$(399.2)	$(9.6)	$(460.0)

(A) The tax effects for the three months ended October 1, 2016 were $0.1 million for foreign currency translation, $(0.0) million for net actuarial losses arising during the period and $0.2 million for derivatives.
(B) See the table below for the tax effects for the three months ended October 1, 2016.

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the nine months ended October 1, 2016:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Net derivative losses	Total
Beginning balance	$(56.4)	$(4.7)	$(407.1)	$(5.9)	$(474.1)
Other comprehensive income (loss) before reclassifications (A)	10.2	—	(0.5)	(2.0)	7.7
Amounts reclassified from Accumulated other comprehensive loss (B)	—	(0.3)	8.4	(1.7)	6.4
Net current-period other comprehensive income (loss)	10.2	(0.3)	7.9	(3.7)	14.1
Ending balance	$(46.2)	$(5.0)	$(399.2)	$(9.6)	$(460.0)

(A) The tax effects for the nine months ended October 1, 2016 were $2.3 million for foreign currency translation, $(0.2) million for net actuarial losses arising during the period and $1.2 million for derivatives.
(B) See the table below for the tax effects for the nine months ended October 1, 2016.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents reclassification adjustments out of Accumulated other comprehensive loss during the three months and nine months ended October 1, 2016 and October 3, 2015:

(in millions)	Three Months Ended		Nine Months Ended
Details about Accumulated other comprehensive loss components	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015	Affected line item in the statement where net income is presented
Amortization of defined benefit items:
Prior service credits	$0.1	$0.4	$0.4	$1.0	(A)
Net actuarial losses	(4.3)	(5.3)	(13.0)	(15.6)	(A)
	(4.2)	(4.9)	(12.6)	(14.6)	Total before tax
	1.6	1.8	4.5	5.4	Tax benefit
	$(2.6)	$(3.1)	$(8.1)	$(9.2)	Net of tax

Amount of gain (loss) reclassified into earnings on derivative contracts:
Interest rate contracts	$(0.3)	$(0.1)	$(0.3)	$(0.1)	Interest expense
Foreign exchange contracts	0.4	2.4	3.1	9.5	Cost of sales
Commodity contracts	(0.1)	0.1	(0.5)	0.8	Cost of sales
	0.0	2.4	2.3	10.2	Total before tax
	(0.0)	(0.7)	(0.6)	(3.2)	Tax provision
	$0.0	$1.7	$1.7	$7.0	Net of tax

(A) These Accumulated other comprehensive loss components are included in the computation of net pension and other benefit costs. See Note 14 – Pension and Other Postretirement Benefits for additional details.

Note 13 – Income Taxes

The Company recognized an income tax provision from continuing operations for the three months and nine months ended October 1, 2016 of $32.8 million and $109.1 million, respectively, which included net tax benefits of $3.2 million and $3.3 million, respectively, mainly associated with the reassessment of tax reserves and favorable valuation allowance adjustments. The Company recognized an income tax provision from continuing operations for the three months ended October 3, 2015 of $39.7 million, which included a net charge of $0.8 million, mainly associated with the change in estimates for prior period tax returns. The Company recognized an income tax provision from continuing operations for the nine months ended October 3, 2015 of $110.6 million, which included a net benefit of $8.4 million mainly associated with the internal restructuring of foreign entities and the completion of the 2011 and 2012 Internal Revenue Service (IRS) audits. The effective tax rate from continuing operations, which is calculated as the income tax provision as a percentage of pre-tax income, for the three months and nine months ended October 1, 2016 was 27.8 percent and 29.8 percent, respectively. The effective tax rate from continuing operations for the three months and nine months ended October 3, 2015 was 35.5 percent and 31.9 percent, respectively.

During the second quarter of 2015, the Company initiated an internal restructuring of its foreign entities, including the establishment of a European holding company. This restructuring is being undertaken to more effectively and efficiently manage the Company's foreign cash. The Company continued to implement this internal restructuring during the first nine months of 2016.

No deferred income taxes have been provided as of October 1, 2016, December 31, 2015 or October 3, 2015 on the applicable undistributed earnings of the non-U.S. subsidiaries where the indefinite reinvestment assertion has been applied. If at some future date these earnings cease to be indefinitely reinvested, the Company may be subject to additional U.S. income taxes and foreign withholding and other taxes on such amounts. The Company continues to provide deferred taxes, as required, on the undistributed net earnings of foreign subsidiaries and unconsolidated affiliates that are not deemed to be indefinitely reinvested in operations outside the United States.

As of October 1, 2016, December 31, 2015 and October 3, 2015, the Company had $3.8 million, $4.8 million and $5.0 million of gross unrecognized tax benefits, including interest, respectively.  The Company believes it is reasonably possible that the total amount of gross unrecognized tax benefits as of October 1, 2016 could decrease by approximately $1.2 million in the next 12

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

months due to settlements with taxing authorities or lapses in the statute of limitations.  Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be other changes in the amount of unrecognized tax benefits in 2016, but the amount cannot be estimated.

The Company is regularly audited by federal, state and foreign tax authorities. The Company has been audited by the IRS through the 2012 tax year and all open issues have been resolved. The Company is currently open to tax examinations by the IRS for the 2014 and 2015 tax years. The IRS has notified the Company that it intends to audit the 2014 tax year. Primarily as a result of filing amended returns, which were generated by the closing of federal income tax audits, the Company is still open to state and local tax audits in major tax jurisdictions dating back to the 2008 taxable year. Following the completion in the fourth quarter of 2015 of the 2008 through 2012 Germany tax audit, the Company is no longer subject to income tax examinations by any major foreign tax jurisdiction for years prior to 2013, except for potential 2012 affirmative claims in Germany.

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

Pension and other postretirement benefit costs included the following components for the three months and nine months ended October 1, 2016 and October 3, 2015:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
(in millions)	Oct. 1, 2016	Oct. 3, 2015	Oct. 1, 2016	Oct. 3, 2015	Oct. 1, 2016	Oct. 3, 2015	Oct. 1, 2016	Oct. 3, 2015
Interest cost	$8.9	$11.9	$26.8	$35.9	$0.4	$0.4	$1.1	$1.3
Expected return on plan assets	(9.6)	(13.9)	(28.8)	(41.7)	—	—	—	—
Amortization of prior service credits	—	—	—	—	(0.1)	(0.2)	(0.4)	(0.5)
Amortization of net actuarial losses	4.3	4.9	13.0	14.6	—	0.4	—	1.0
Net pension and other benefit costs	$3.6	$2.9	$11.0	$8.8	$0.3	$0.6	$0.7	$1.8

Portions of Net pension and other benefit costs are recorded in Selling, general and administrative expenses as well as capitalized into inventory. Costs capitalized into inventory are eventually realized through Cost of sales in the Condensed Consolidated Statements of Comprehensive Income.

Pension expense in 2016 includes the impact of a change in methodology used to calculate the interest cost component of pension expense. In 2015 and prior years, the Company used a single-weighted average discount rate to calculate pension and postretirement interest costs. Beginning in 2016, the Company is utilizing a "spot rate approach" in the calculation of pension and postretirement interest costs to provide a more accurate measurement of interest costs. The spot rate approach applies separate discount rates for each projected benefit payment in the calculation of pension and postretirement interest costs. This calculation change is considered to be a change in accounting estimate and is being applied prospectively in 2016. The discount rates used to measure the 2016 interest costs are 3.58% and 3.30% for pensions and other postretirement benefits, respectively. The previous method would have used a discount rate for interest costs of 4.40% for pensions and 4.23% for other postretirement benefits, respectively. The decreased interest costs for the three months and nine months ended October 1, 2016, for pension is approximately $2.0 million and $6.0 million, respectively, compared with the previous method. The decreased interest costs for the three months and nine months ended October 1, 2016, for other postretirement benefits, is approximately $0.1 million and $0.3 million, respectively, compared with the previous method. Additionally, pension expense in 2016 includes the impact of a decline in the assumed rate of return on plan assets, to 5.25% in 2016 compared with 6.00% in 2015, primarily due to shifts in asset allocations toward fixed income investments. For the three months and nine months ended October 1, 2016, pension expense increased by $1.4 million and $4.2 million, respectively, compared with the previous period as a result of the lower assumed rate of return on plan assets.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Employer Contributions and Benefit Payments. During both the nine months ended October 1, 2016 and October 3, 2015, the Company contributed $2.7 million to fund benefit payments to its nonqualified pension plan. During both the nine months ended October 1, 2016 and October 3, 2015, the Company contributed $70.0 million to its qualified pension plans. Company contributions are subject to change based on funding regulations and Company discretion.

Note 15 – Debt

There was no significant activity in Long-term debt during the nine months ended October 1, 2016 and October 3, 2015, respectively. See Note 16 in the Notes to Consolidated Financial Statements in the 2015 Form 10-K for further details regarding the Company's debt.

In June 2016, the Company entered into an Amended and Restated Credit Agreement (Credit Facility). The Credit Facility amends and restates the Company's existing credit agreement, dated as of March 2011, as amended and restated as of June 2014 and discussed in the 2015 Form 10-K. The Credit Facility provides for the same $300 million of borrowing capacity and is in effect through June 2021. The Credit Facility includes provisions to add an additional $100 million of capacity and extend the facility for two additional one-year terms, subject to lender approval. The Company currently pays a facility fee of 20.0 basis points per annum. The facility fee per annum will be within a range of 12.5 to 35.0 basis points based on the Company's credit rating. Under the terms of the Credit Facility, the Company has two borrowing options, including borrowing at a rate tied to adjusted LIBOR plus a spread of 130.0 basis points or a base rate plus a margin of 30.0 basis points. The rates are determined by the Company's credit ratings, with a range of 100.0 to 190.0 basis points for LIBOR rate borrowings and a range of 0.0 to 90.0 basis points for base rate borrowings. The Company is required to maintain compliance with two financial covenants included in the Credit Facility: a minimum interest coverage ratio and a maximum leverage ratio. The minimum interest coverage ratio, as defined in the agreement, is not permitted to be less than 3.00 to 1.00. The maximum leverage ratio, as defined in the agreement, is not permitted to be more than 3.50 to 1.00. As of October 1, 2016, the Company was in compliance with the financial covenants in the Credit Facility.

Note 16 – Subsequent Events

On October 18, 2016, the Company's Board of Directors declared a quarterly dividend on its common stock of $0.165 per share. The dividend will be payable December 15, 2016 to shareholders of record as of November 22, 2016.

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

Overview and Outlook

General

Net sales increased 10 percent during the third quarter of 2016 when compared with the third quarter of 2015 on both a GAAP basis and on a constant currency basis. On a constant currency basis and excluding the impact of acquisitions, net sales increased 6 percent over the comparative period. Marine Engine segment net sales increased due to strong growth in the marine service, parts and accessories businesses as well as solid growth in outboard engines, partially offset by declines in sterndrive engines. Boat segment net sales increased due to strong growth across all three primary boat categories (aluminum, sterndrive and inboard and fiberglass outboard). Fitness segment net sales increased, reflecting the benefit of recent acquisitions and strong overall growth in international markets. Revenues in the U.S. were flat as growth in health clubs and hospitality was offset by declines in sales to other channels, including retail and local and federal governments. International net sales for the Company increased 9 percent in the third quarter of 2016 on both a GAAP and constant currency basis when compared with the third quarter of 2015, driven by increases in Europe, Canada and Asia-Pacific, partially offset by declines in other international markets.

Net sales during the first nine months of 2016 increased 9 percent when compared with the first nine months of 2015 on a GAAP basis, 10 percent on a constant currency basis and 6 percent on a constant currency basis excluding the impact of acquisitions. The increases in net sales reflect the same factors for the quarterly period described above, except sales of sterndrive and inboard boats were up slightly and Fitness segment net sales increased in the U.S. International net sales increased 5 percent in the first nine months of 2016 on a GAAP basis when compared with the first nine months of 2015. On a constant currency basis, international net sales increased 7 percent in the first nine months of 2016 due to the same factors described in the quarterly period above, except that Canadian sales were only up slightly.

Operating earnings in the third quarter of 2016 were $122.5 million, with an operating margin of 11.2 percent, which included restructuring and integration charges of $2.4 million. In the third quarter of 2015, the Company reported operating earnings of $115.8 million, with an operating margin of 11.7 percent. The increase in operating earnings during the third quarter of 2016 when compared with the third quarter of 2015 reflected the impact of higher net sales and savings related to cost reductions including benefits from sourcing initiatives and lower commodity costs. Partially offsetting these factors were planned investments in growth initiatives, restructuring and integration costs related to recent fitness acquisitions and the unfavorable impact of foreign exchange.

Operating earnings in the first nine months of 2016 were $380.4 million, with an operating margin of 11.2 percent, which included restructuring and integration charges of $8.8 million. In the first nine months of 2015, the Company reported operating earnings of $358.7 million, with an operating margin of 11.5 percent. The improvement in operating earnings during the first nine months of 2016 when compared with the first nine months of 2015 is due to the same factors as discussed in the quarterly period above.

The Company continues to expect that 2016 will be another year of outstanding earnings growth with excellent free cash flow generation. The Company is targeting approximately 10 percent net sales growth when compared with 2015 absent any significant changes in its global macroeconomic assumptions. Our plan reflects the continuation of solid market growth in the U.S. and Europe, the success of new products, which will result in market share gains, and increases from completed acquisitions. Acquisitions are estimated to account for 5 percentage points of the growth rate in 2016, reflecting the impact of completed transactions in 2015 and 2016. Despite lower than expected Cybex revenue contribution in 2016, the business remains on track to deliver an incremental $0.08 to diluted earnings per share, excluding planned restructuring and integration costs. These factors are expected to be partially offset by weakness in certain international marine markets and a slight unfavorable impact from foreign exchange.

The Company expects to have higher earnings before income taxes in 2016 resulting from increased revenue and slight improvements in both gross margin and operating margin levels, due to benefits from volume leverage, cost reductions and savings related to sourcing initiatives and net positive product mix factors, partially offset by incremental investments to support strategic objectives and foreign currency headwinds. The Company anticipates that operating earnings comparisons versus 2015 will be negatively affected by approximately $14 million, or 3.5 percent, due to foreign exchange rates, with a higher proportion of the impact recognized in the first half of 2016. The Company projects operating expenses, including research and development expenses, to be higher in 2016 when compared with 2015 as the Company continues to increase investment spending to support growth. Operating expenses are projected to be slightly lower on a percentage of sales basis in 2016 versus 2015.

The Company is also planning for its effective tax rate in 2016 to be 30 percent based on existing tax law which includes the benefit from optimizing its international legal entity and cash management structure as well as the permanent extension of the U.S. R&D tax credit.

Matters Affecting Comparability

Certain events have occurred during the three months and nine months ended October 1, 2016 and October 3, 2015 which the Company believes affect the comparability of the results of operations. The tables below summarize the impact of changes in currency exchange rates as well as the impact of recent acquisitions on the Company's net sales:

	Three Months Ended
	Net Sales		2016 vs. 2015 % Change Increase/(Decrease)
(in millions)	October 1, 2016	October 3, 2015	GAAP	Constant Currency	Acquisition Contribution
Marine Engine	$625.7	$588.2	6%	5%	1%
Boat	307.0	271.3	13%	13%	1%
Marine eliminations	(77.3)	(65.1)
Total Marine	855.4	794.4	8%	7%	1%

Fitness	237.6	197.5	20%	21%	17%
Total	$1,093.0	$991.9	10%	10%	4%

	Nine Months Ended
	Net Sales		2016 vs. 2015 % Change Increase/(Decrease)
(in millions)	October 1, 2016	October 3, 2015	GAAP	Constant Currency	Acquisition Contribution
Marine Engine	$1,940.9	$1,839.6	6%	6%	1%
Boat	1,011.9	938.6	8%	8%	0%
Marine eliminations	(233.0)	(215.5)
Total Marine	2,719.8	2,562.7	6%	7%	1%

Fitness	685.7	556.9	23%	24%	18%
Total	$3,405.5	$3,119.6	9%	10%	4%

Changes in Foreign Currency Rates. Percentage changes in net sales expressed in constant currency are presented to reflect the impact that changes in currency exchange rates had on comparisons of net sales. To determine this information, 2016 net sales transacted in currencies other than U.S. dollars have been translated to U.S. dollars using the average exchange rates from 2015 that were in effect during the comparative period. The percentage change in net sales expressed on a constant currency basis better reflects the changes in the underlying business trends, excluding the impact of translation arising from foreign currency exchange rate fluctuations. Approximately 20 percent of the Company's annual net sales are transacted in a currency other than the U.S. dollar. The Company's most material exposures include sales in Euros, Canadian dollars, Brazilian reais and Australian dollars.

Additionally, operating earnings comparisons were negatively affected by foreign exchange rates by approximately $2 million, or 2 percent, in the third quarter of 2016 when compared with the third quarter of 2015. During the first nine months of 2016, operating earnings comparisons were negatively affected by foreign exchange rates by approximately $12 million, or 3 percent, when compared with the same prior year period. These estimates include the impact of translation on all sales and costs transacted in a currency other than the U.S. dollar, the impact of hedging activities and pricing actions in certain international markets in response to the stronger U.S. dollar.

Acquisitions. The Company completed acquisitions throughout 2015 and during the first nine months of 2016 that affect the comparability of net sales. BLA, SCIFIT Systems, Inc. (SCIFIT) and Garelick Mfg. Co. (Garelick) were acquired in the second, third and fourth quarters of 2015, respectively. Cybex, Thunder Jet and ICG were acquired in the first, second and third quarters of 2016, respectively. Refer to Note 4 – Acquisitions in the Notes to Condensed Consolidated Financial Statements for further details on acquisitions completed in 2016; refer to Note 4 in the Notes to Consolidated Financial Statements in the 2015 Form 10-K for further details on 2015 acquisitions.

Restructuring and integration charges. The Company recorded restructuring and integration charges of $2.4 million and $8.8 million in the three months and nine months ended October 1, 2016, respectively, in the Fitness segment as a result of the Cybex and ICG acquisitions as discussed above. There were no comparable charges during 2015. Refer to Note 3 – Restructuring and Integration Activities for further information. The Company anticipates it will incur Restructuring and integration charges of approximately $12 million for the full year.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended:

	Three Months Ended		2016 vs. 2015 Increase/(Decrease)		Nine Months Ended		2016 vs. 2015 Increase/(Decrease)
(in millions, except per share data)	October 1, 2016	October 3, 2015	$ Change	% Change	October 1, 2016	October 3, 2015	$ Change	% Change
Net sales	$1,093.0	$991.9	$101.1	10.2%	$3,405.5	$3,119.6	$285.9	9.2%
Gross margin (A)	309.7	281.7	28.0	9.9%	945.1	864.9	80.2	9.3%
Restructuring and integration charges	2.4	—	2.4	NM	8.8	—	8.8	NM
Operating earnings	122.5	115.8	6.7	5.8%	380.4	358.7	21.7	6.0%
Net earnings from continuing operations	85.3	72.2	13.1	18.1%	256.6	236.4	20.2	8.5%

Diluted earnings per common share from continuing operations	$0.93	$0.77	$0.16	20.8%	$2.78	$2.50	$0.28	11.2%

Expressed as a percentage of Net sales:
Gross margin	28.3%	28.4%		(10) bpts	27.8%	27.7%		10 bpts
Selling, general and administrative expense	13.8%	13.7%		10 bpts	13.3%	13.3%		(0) bpts
Research and development expense	3.2%	3.1%		10 bpts	3.1%	3.0%		10 bpts
Restructuring and integration charges	0.2%	—%		20 bpts	0.3%	—%		30 bpts
Operating margin	11.2%	11.7%		(50) bpts	11.2%	11.5%		(30) bpts
__________

NM = not meaningful
bpts = basis points

(A)	Gross margin is defined as Net sales less Cost of sales as presented in the Condensed Consolidated Statements of Comprehensive Income.

Net sales increased during the third quarter of 2016 when compared with the third quarter of 2015. Marine Engine segment net sales increased due to strong growth in the marine service, parts and accessories businesses as well as solid growth in outboard engines. Both of these categories benefited from favorable market trends and market share gains. Net sales of sterndrive engines declined, reflecting unfavorable demand trends. Boat segment net sales increased due to strong growth across all three primary boat categories and benefited from strong increases in wholesale unit shipments. Fitness segment net sales increased, reflecting the benefit of recent acquisitions and strong overall growth in international markets. Revenues in the U.S. were flat as growth in health clubs and hospitality was offset by declines in sales to other channels, including retail and local and federal governments. International net sales for the Company increased 9 percent in the third quarter of 2016 on both a GAAP and constant currency basis when compared with the third quarter of 2015, driven by increases in Europe, Canada and Asia-Pacific, partially offset by declines in other international markets.

Net sales during the first nine months of 2016 increased when compared with the first nine months of 2015. The increases in net sales reflect the same factors for the quarterly period described above, except sales of sterndrive and inboard boats and wholesale unit shipments were up slightly. Additionally, Fitness segment net sales increased in the U.S. International net sales increased 5 percent in the first nine months of 2016 on a GAAP basis when compared with the first nine months of 2015. On a constant currency basis, international net sales increased 7 percent in the first nine months of 2016 due to the same factors described in the quarterly period above, except that Canadian sales were up slightly.

Gross margin percentage was down slightly in the third quarter of 2016 when compared with the same prior year period due to a net unfavorable change in sales mix and an unfavorable impact from foreign exchange, which were mostly offset by volume increases and cost reductions including benefits from sourcing initiatives and lower commodity costs. In the first nine months of 2016, gross margin percentage increased as volume increases and cost reductions more than offset the unfavorable impact from foreign exchange.

Selling, general and administrative expense increased as a percentage of net sales during the third quarter of 2016 when compared with the third quarter of 2015. Operating expenses increased due mostly to acquisitions and investments to support growth. In the first nine months of 2016, Selling, general and administrative expense increased when compared with the same prior year period due to the same factors described in the quarterly period above, but were flat on a percentage of net sales.

Research and development expense increased as a percentage of sales in the third quarter and in the first nine months of 2016 as the Company continued to increase its funding of investments in new products.

The Company recorded restructuring and integration charges of $2.4 million and $8.8 million for the three months and nine months ended October 1, 2016, respectively. There were no restructuring and integration charges recorded in the first nine months of 2015.

The Company recorded Equity earnings of $1.4 million and $3.2 million in the three months and nine months ended October 1, 2016, respectively, which were mainly related to the Company's marine joint ventures. This compares with Equity earnings of $1.2 million and $3.2 million recorded in the three months and nine months ended October 3, 2015, respectively. The Company recognized $0.8 million and $1.7 million in Other income, net in the three months and nine months ended October 1, 2016, respectively. This compares with $1.2 million and $4.4 million recognized in Other income, net in the three months and nine months ended October 3, 2015, respectively. Other income, net includes the amortization of deferred income related to a trademark licensing agreement with AMF Bowling Centers, Inc as discussed in Note 2 in the Notes to Consolidated Financial Statements in the 2015 Form 10-K.

Net interest expense was up slightly for the three months and nine months ended October 1, 2016 when compared with the same prior year period.

The Company recognized an income tax provision from continuing operations for the three months and nine months ended October 1, 2016 of $32.8 million and $109.1 million, respectively, which included net tax benefits of $3.2 million and $3.3 million, respectively, mainly associated with the reassessment of tax reserves and favorable valuation allowance adjustments. The Company recognized an income tax provision from continuing operations for the three months ended October 3, 2015 of $39.7 million, which included a net charge of $0.8 million mainly associated with the change in estimates for prior period tax returns. The Company recognized an income tax provision from continuing operations for the nine months ended October 3, 2015 of $110.6 million, which included a net benefit of $8.4 million mainly associated with the internal restructuring of foreign entities and the completion of the 2011 and 2012 Internal Revenue Service (IRS) audits. The effective tax rate from continuing operations, which is calculated as the income tax provision as a percentage of pre-tax income, for the three months and nine months ended October 1, 2016 was 27.8 percent and 29.8 percent, respectively, which includes the benefit from optimizing the Company's international legal entity and cash management structure as well as the permanent extension of the U.S. R&D tax credit. The effective tax rate from continuing operations for the three months and nine months ended October 3, 2015 was 35.5 percent and 31.9 percent, respectively.

Operating earnings, Net earnings from continuing operations and Diluted earnings per common share from continuing operations increased during the third quarter of 2016 as well as the first nine months of 2016 when compared with the same prior year periods due to the factors discussed in the preceding paragraphs. The increases in Diluted earnings per common share from continuing operations also included the impact of common stock repurchases.

Diluted earnings from continuing operations per common share, as adjusted - defined as Diluted earnings from continuing operations per common share, excluding the earnings per share impact for Restructuring and integration charges and special tax items from continuing operations - increased by $0.14 per share, or 18 percent, to $0.91 per share in the third quarter of 2016 when compared with $0.77 per share for the same period in 2015. The increase in diluted earnings per share from continuing operations, as adjusted, is due to the factors discussed in the preceding paragraphs. In the third quarter of 2016, Restructuring and integration charges from continuing operations were $0.02 per share and special tax items were a net benefit of $0.04 per share.

In the first nine months of 2016, Diluted earnings from continuing operations per common share, as adjusted, increased by $0.39 per share, or 16 percent, to $2.80 per share when compared with $2.41 per share for the same prior year period. The increase in diluted earnings per share from continuing operations, as adjusted, is due to the factors discussed in the preceding paragraphs. In the first nine months of 2016, Restructuring and integration charges were $0.06 per share and special tax items were a net benefit of $0.04 per share. In the first nine months of 2015, special tax items were a net benefit of $0.09 per share.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the three months and nine months ended:

	Three Months Ended		2016 vs. 2015 Increase/(Decrease)		Nine Months Ended		2016 vs. 2015 Increase/(Decrease)
(in millions)	October 1, 2016	October 3, 2015	$ Change	% Change	October 1, 2016	October 3, 2015	$ Change	% Change
Net sales	$625.7	$588.2	$37.5	6.4%	$1,940.9	$1,839.6	$101.3	5.5%
Operating earnings	109.5	102.5	7.0	6.8%	326.8	308.5	18.3	5.9%
Operating margin	17.5%	17.4%		10 bpts	16.8%	16.8%		0 bpts
__________

bpts = basis points

Net sales for the Marine Engine segment increased in the third quarter of 2016 when compared with the third quarter of 2015. The increase was mainly due to strong growth in the marine service, parts and accessories businesses, which included benefits from favorable market trends, market share gains, the Garelick acquisition completed in the fourth quarter of 2015 and new product launches. The segment also experienced a solid increase in outboard engine net sales, driven by continued favorable retail demand trends in overall U.S. and European markets and market share gains, reflecting benefits from recently launched new products. Partially offsetting these factors was a decrease in sterndrive engine net sales due to the continuing shift to outboards and unfavorable global retail demand trends. The acquisition of Garelick accounted for 1 percentage point of the Marine Engine segment's overall revenue growth rate in the third quarter of 2016. International net sales were 31 percent of the segment's net sales in the third quarter of 2016, and increased 1 percent from the prior year on a GAAP basis. On a constant currency basis, international net sales were flat in the third quarter of 2016, which included gains in Canada, Europe and Asia-Pacific, offset by declines in Africa and the Middle East and Latin America.

Net sales for the Marine Engine segment increased in the first nine months of 2016 when compared with the same prior year period due to the same factors described in the quarterly period above. The acquisitions of BLA and Garelick accounted for 1 percentage point of the Marine Engine segment's overall revenue growth rate in the first nine months of 2016. International net sales were 31 percent of the segment's net sales in the first nine months of 2016, and increased 3 percent from the prior year on a GAAP basis. On a constant currency basis, international net sales increased 6 percent in the first nine months of 2016, due to the same factors described in the quarterly period above, except gains in Europe, Asia-Pacific and Canada were partially offset by Africa and the Middle East and Latin America.

Marine Engine segment operating earnings increased in the third quarter of 2016 as a result of higher net sales and cost reductions, including benefits from lower commodity costs and sourcing initiatives. Partially offsetting these factors were an unfavorable impact from foreign exchange and growth related investments including new product development activities.

Marine Engine segment operating earnings increased in the first nine months of 2016 due to the same factors described in the quarterly period above.

Boat Segment

The following table sets forth Boat segment results for the three months and nine months ended:

	Three Months Ended		2016 vs. 2015 Increase/(Decrease)		Nine Months Ended		2016 vs. 2015 Increase/(Decrease)
(in millions)	October 1, 2016	October 3, 2015	$ Change	% Change	October 1, 2016	October 3, 2015	$ Change	% Change
Net sales	$307.0	$271.3	$35.7	13.2%	$1,011.9	$938.6	$73.3	7.8%
Operating earnings	6.8	6.4	0.4	6.3%	45.9	35.0	10.9	31.1%
Operating margin	2.2%	2.4%		(20) bpts	4.5%	3.7%		80 bpts
__________

bpts = basis points

Boat segment net sales increased in the third quarter of 2016 when compared with the third quarter of 2015 due to strong growth rates across all three primary boat categories, reflecting strong increases in wholesale unit shipments as dealers restocked inventory to more appropriate levels. Additionally, net sales benefited from recently introduced new products and market share gains. The acquisition of Thunder Jet accounted for 1 percentage point of the Boat segment's overall revenue growth rate in the third quarter of 2016. International net sales were 21 percent of the segment's net sales in the third quarter of 2016, an increase of 11 percent from the prior year on a GAAP basis. On a constant currency basis, international net sales increased 10 percent when compared with the same prior year period mainly due to net sales increases in Canada, Asia-Pacific and Europe, partially offset by declines in Latin America.

Boat segment net sales increased in the first nine months of 2016 when compared with the same prior year period due to the same factors described in the quarterly period above, except sales of sterndrive and inboard boats and wholesale unit shipments were up slightly and increases in average boat selling prices had a greater impact on sales increases. In addition, wholesale unit growth has lagged retail unit growth through the first nine months of 2016. Wholesale unit shipments are anticipated to continue to become more balanced with retail unit growth rates in the fourth quarter. The acquisition of Thunder Jet had a nominal impact on the Boat segment's overall revenue growth rate in the first nine months of 2016. International net sales were 25 percent of the segment's net sales in the first nine months of 2016, a decrease of 4 percent from the prior year on a GAAP basis. On a constant currency basis, international net sales decreased 3 percent in the first nine months of 2016 due to net sales decreases in Latin America, Canada and Africa and the Middle East, partially offset by increases in Europe and Asia-Pacific.

Boat segment operating earnings increased in the third quarter of 2016 when compared with the third quarter of 2015 due to higher net sales, which were almost entirely offset by the impact of lower sales volumes of large sterndrive and inboard boats as well as increases in revenue and profit-enhancing investments.

Boat segment operating earnings increased in the first nine months of 2016 when compared with the same prior year period due to the same factors described in the quarterly period above as well as benefits from lower commodity costs and savings related to sourcing initiatives.

Fitness Segment

The following table sets forth Fitness segment results for the three months and nine months ended:

	Three Months Ended		2016 vs. 2015 Increase/(Decrease)		Nine Months Ended		2016 vs. 2015 Increase/(Decrease)
(in millions)	October 1, 2016	October 3, 2015	$ Change	% Change	October 1, 2016	October 3, 2015	$ Change	% Change
Net sales	$237.6	$197.5	$40.1	20.3%	$685.7	$556.9	$128.8	23.1%
Restructuring and integration charges	2.4	—	2.4	NM	8.8	—	8.8	NM
Operating earnings	29.1	27.6	1.5	5.4%	73.3	76.6	(3.3)	(4.3)%
Operating margin	12.2%	14.0%		(180) bpts	10.7%	13.8%		(310) bpts
__________

NM = not meaningful
bpts = basis points

Fitness segment net sales increased in the third quarter of 2016 when compared with the third quarter of 2015. The acquisitions of Cybex and ICG contributed 17 percentage points to the Fitness segment's overall revenue growth rate in the third quarter of 2016. Net sales also reflected strong overall growth in international markets while revenues in the U.S. were flat, reflecting growth in health clubs and hospitality which was offset by declines in sales to other channels, including retail and local and federal governments. International net sales were 48 percent of the segment's net sales in the third quarter of 2016 and increased 23 percent compared with the same prior year period on a GAAP basis. On a constant currency basis and excluding acquisitions, the segment's international net sales increased 8 percent when compared with the same prior year period due to increases in all international regions except for Latin America.

Fitness segment net sales increased in the first nine months of 2016 when compared with the same prior year period due to the same factors described in the quarterly period above, except net sales increased in the U.S. The acquisitions of Cybex, ICG and SCIFIT accounted for 18 percentage points of the segment's overall revenue growth rate. International net sales were 46 percent of the segment's net sales in the first nine months of 2016 and increased 18 percent compared with the same prior year period on a GAAP basis. On a constant currency basis and excluding acquisitions, the segment's international net sales increased 7 percent in the first nine months of 2016 as a result of the same factors described in the quarterly period above, except net sales declined in Africa and the Middle East.

Fitness segment operating earnings increased in the third quarter of 2016 compared with the third quarter of 2015, reflecting higher net sales and modest contributions from Cybex exclusive of restructuring and integration charges, partially offset by restructuring and integration charges, an unfavorable impact of sales mix and increases in growth related investments.

Fitness segment operating earnings decreased in the first nine months of 2016 when compared with the same prior year period due to restructuring and integration costs, increases in growth related investments and an unfavorable impact of sales mix, partially offset by higher net sales.

Corporate/Other

The following table sets forth Corporate/Other results for the three months and nine months ended:

	Three Months Ended		2016 vs. 2015 Increase/(Decrease)		Nine Months Ended		2016 vs. 2015 Increase/(Decrease)
(in millions)	October 1, 2016	October 3, 2015	$ Change	% Change	October 1, 2016	October 3, 2015	$ Change	% Change
Operating loss	(19.3)	(18.0)	(1.3)	(7.2)%	(54.6)	(52.6)	(2.0)	(3.8)%
__________

Corporate operating expenses increased in the third quarter and the first nine months of 2016 when compared with the same prior year period primarily due to unfavorable comparisons related to mark-to-market adjustments on compensation accruals, partially offset by lower equity compensation expense.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the nine months ended:

(in millions)	October 1, 2016	October 3, 2015
Net cash provided by operating activities of continuing operations	$282.1	$240.7
Net cash provided by (used for):
Capital expenditures	(131.9)	(98.5)
Proceeds from the sale of property, plant and equipment	1.7	2.1
Effect of exchange rate changes on cash and cash equivalents	5.6	(13.3)
Total free cash flow from continuing operations (A)	$157.5	$131.0
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

2016 Cash Flow

In the first nine months of 2016, net cash provided by operating activities of continuing operations totaled $282.1 million. The primary driver of the cash provided by operating activities was net earnings from continuing operations net of non-cash expense items. An increase in working capital had a negative effect on net cash provided by operating activities. Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Condensed Consolidated Balance Sheets excluding the impact of acquisitions and non-cash adjustments. Net inventories increased by $45.7 million during the first nine months of 2016 due to increases in production to support higher sales volumes. Accrued expenses decreased $26.0 million during the first nine months of 2016, which included the impact of the payments of the prior year's variable compensation and deferred compensation, which had been accrued as of December 31, 2015, as well as the timing of certain accruals. Accounts and notes receivable increased $24.0 million during the first nine months of 2016, due primarily to normal seasonal changes in net sales in the Marine Engine segment and timing of collections. Partially offsetting these items was an increase in Accounts payable of $22.0 million, which was the result of increased domestic production in the Company's Marine Engine segment and timing of payments.

Net cash used for investing activities of continuing operations during the first nine months of 2016 totaled $377.9 million, which included capital expenditures of $131.9 million. The Company's capital spending is focused on new product introductions, capacity expansion projects in all segments and other high priority, profit-enhancing projects. Cash paid for the acquisitions of Cybex, Thunder Jet and ICG in the first, second and third quarters of 2016, respectively, net of cash acquired, totaled $269.5 million in the first nine months of 2016. See Note 4 – Acquisitions in the Notes to Condensed Consolidated Financial Statements for further details on the Company's acquisitions. Partially offsetting these items were net proceeds from sales or maturities of marketable securities of $10.7 million and $9.8 million from investments.

Net cash used for financing activities of continuing operations was $126.6 million during the first nine months of 2016. The cash outflow included common stock repurchase activity and cash dividends paid to common shareholders.

2015 Cash Flow

In the first nine months of 2015, net cash provided by operating activities of continuing operations totaled $240.7 million. The primary driver of the cash provided by operating activities was net earnings from continuing operations net of non-cash expense items. Increases in net working capital balances had a negative effect on net cash provided by operating activities. Net inventories increased by $45.0 million during the first nine months of 2015 due to increases in production to support higher sales volumes and new product introductions. Accrued expenses decreased $42.1 million during the first nine months of 2015, which was driven primarily by the payment of the prior year's variable compensation, which had been accrued as of December 31, 2014. Accounts and notes receivable increased $10.6 million during the first nine months of 2015, due primarily to normal seasonal changes in net sales in the Marine Engine segment. Partially offsetting these items was an increase in Accounts payable of $15.7 million, which was the result of increased domestic production in the Company's Marine Engine segment.

Net cash used for investing activities of continuing operations during the first nine months of 2015 totaled $62.1 million, which included capital expenditures of $98.5 million. The Company's capital spending focused on new product introductions, growth initiatives, capacity expansion projects in all segments and other high priority, profit-enhancing projects. Cash paid for the acquisitions of BLA and SCIFIT, net of cash acquired, totaled $18.7 million in the first nine months of 2015. Partially offsetting these items were net proceeds from sales or maturities of marketable securities of $50.7 million that were used to satisfy working capital requirements during the first nine months of 2015.

Cash flows used for financing activities of continuing operations were $132.5 million during the first nine months of 2015. The cash outflow was primarily the result of common stock repurchases and cash dividends paid to common shareholders.

Liquidity and Capital Resources

The Company views its highly liquid assets as of October 1, 2016, December 31, 2015, and October 3, 2015 as:

(in millions)	October 1, 2016	December 31, 2015	October 3, 2015
Cash and cash equivalents	$437.2	$657.3	$621.9
Short-term investments in marketable securities	0.8	11.5	32.5
Total cash, cash equivalents and marketable securities	$438.0	$668.8	$654.4

The following table sets forth an analysis of total liquidity as of October 1, 2016, December 31, 2015, and October 3, 2015:

(in millions)	October 1, 2016	December 31, 2015	October 3, 2015
Cash, cash equivalents and marketable securities	$438.0	$668.8	$654.4
Amounts available under lending facility(A)	295.7	296.2	296.2
Total liquidity (B)	$733.7	$965.0	$950.6

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

Cash, cash equivalents and marketable securities totaled $438.0 million as of October 1, 2016, a decrease of $230.8 million from $668.8 million as of December 31, 2015, and a decrease of $216.4 million from $654.4 million as of October 3, 2015. Total debt as of October 1, 2016, December 31, 2015 and October 3, 2015 was $452.2 million, $448.5 million and $453.1 million, respectively. The Company's debt-to-capitalization ratio was 24.0 percent as of October 1, 2016, down from 25.9 percent as of December 31, 2015 and from 26.0 percent as of October 3, 2015.

Management believes that the Company has adequate sources of liquidity to meet the Company's short-term and long-term needs. The next significant long-term debt maturity is not until 2021.

On October 22, 2014, the Company’s Board of Directors authorized a program to repurchase up to $200 million of the Company’s outstanding common stock. On February 11, 2016, the Board of Directors authorized $300 million of additional share repurchases. As of October 1, 2016, the Company had repurchased approximately $230 million of common stock under these programs, with approximately $90 million repurchased during the first nine months of 2016. The remaining authorization totals $270 million. Share repurchases will be completed in the open market or through privately negotiated transactions. The Company’s share repurchase program does not obligate it to acquire any specific number of shares, and the Company may discontinue purchases at any time that management determines additional purchases are not warranted.

The Company's plan assumes an increase in net earnings in 2016 when compared with 2015. Net activity in working capital is projected to reflect a usage of cash in 2016 in the range of $40 million to $60 million, including payments under deferred compensation arrangements. These payments mostly occurred in the third quarter and were made in connection with the recent management transitions. Additionally, the Company plans to make cash contributions to its defined benefit pension plans of approximately $75 million in 2016, most of which have been funded. The Company is planning for capital expenditures of approximately 4 percent to 4.5 percent of 2016 net sales, reflecting substantial new product investments in the outboard engine business and continued capacity investments to support new products and growth. Including these factors, the Company plans to generate free cash flow in 2016 in excess of $215 million.

The Company contributed $70.0 million to its qualified pension plans in the first nine months of both 2016 and 2015 and does not presently expect to make additional contributions to these plans in 2016. The 2016 contributions include an estimated amount which will be used to fund the purchase of group annuity contracts in the fourth quarter of 2016 on behalf of certain plan participants in lieu of future benefit payments. The Company expects to incur an estimated settlement loss of approximately $60 million to $65 million in conjunction with the planned annuity purchases in the fourth quarter of 2016. However, since the final result of the annuity purchases are presently unknown, these amounts are subject to change. The Company also contributed $2.7 million to fund benefit payments in its nonqualified pension plan during the first nine months of both 2016 and 2015 and expects to contribute approximately $1 million of additional funding to the plan through the remainder of 2016. Company contributions are subject to change based on market conditions, pension funding regulations and Company discretion.

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

Recent Accounting Pronouncements

See Note 1 – Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements for the recent accounting pronouncements that have been adopted during the nine months ended October 1, 2016, or will be adopted in future periods.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 22, 2014, the Company’s Board of Directors authorized a program to repurchase up to $200 million of the Company’s outstanding common stock and, due to completed repurchases, had approximately $60 million of remaining authorization at December 31, 2015. On February 11, 2016, the Board of Directors authorized $300 million of additional share repurchases. As of October 1, 2016, the Company had repurchased an additional 2,039,942 shares in 2016 at a cost of approximately $90 million, bringing the total number of shares purchased under these programs to 4,790,748 at a total cost of approximately $230 million. The remaining authorization totals approximately $270 million. Share repurchases will be completed in the open market or through privately negotiated transactions. The Company's share repurchase program does not obligate it to acquire any specific number of shares, and the Company may discontinue purchases at any time that management determines additional purchases are not warranted.

During the three months ended October 1, 2016, the Company repurchased the following shares of its common stock:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Amount of Dollars that May Yet Be Used to Purchase Shares Under the Program
July 3 to July 30	104,206	$47.96	104,206
July 31 to August 27	217,468	47.48	217,468
August 28 to October 1	325,117	46.19	325,117
Total	646,791	$46.91	646,791	$269,781,135

Item 6.    Exhibits

31.1	Certification of CEO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUNSWICK CORPORATION
November 2, 2016	By:	/s/ DANIEL J. TANNER
Daniel J. Tanner
Vice President and Controller*

*Mr. Tanner is signing this report both as a duly authorized officer and as the principal accounting officer.