Form 10-K
period 2016-12-31
BRUNSWICK CORP
filed 2017-02-17
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 1, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock of the registrant held by non-affiliates was $4,174,908,537. Such number excludes stock beneficially owned by officers and directors. This does not constitute an admission that they are affiliates.

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of February 15, 2017 was 89,524,751.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Report on Form 10-K incorporates by reference certain information that will be set forth in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 3, 2017.

BRUNSWICK CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
December 31, 2016

PART I

Item 1. Business

Brunswick Corporation is a Delaware corporation incorporated on December 31, 1907. We are a leading global designer, manufacturer and marketer of recreation products including marine engines, boats, fitness equipment and active recreation products. Our engine-related products include: outboard, sterndrive and inboard engines; trolling motors; propellers; engine control systems; and marine parts and accessories. Our boat offerings include: fiberglass pleasure boats; yachts and sport yachts; sport cruisers and sport boats; offshore fishing boats; aluminum and fiberglass fishing boats; pontoon boats; utility boats; deck boats; inflatable boats; and heavy-gauge aluminum boats. Our fitness products include cardiovascular and strength training equipment for both the commercial and consumer markets. We also sell products for active aging, rehabilitation, productive well-being, a complete line of billiards tables and other game room tables and accessories.

In 2016, we continued the successful execution of our growth strategy, emphasizing product leadership with innovative products and advanced features, as well as completing targeted, strategic acquisitions and expanding production capacity. We expect 2017 will reflect continued focus on growth, including investments in new products, productivity and efficiency initiatives, acquisitions and other growth-related investments. In the longer term, our strategy remains consistent: to design, develop and introduce high-quality products featuring innovative technology and styling; to distribute products through a model that benefits our partners - dealers and distributors; to provide world-class service to our customers; to develop and maintain low-cost manufacturing processes and to continually improve productivity and efficiency; to manufacture and distribute products globally with local and regional styling; to continue implementing our capital strategy, which includes maintaining strong cash and liquidity positions, allocating capital to organic growth initiatives and strategic acquisition opportunities, funding pension obligations and continuing to return capital to shareholders through dividends and share repurchases; and to attract and retain skilled employees. These strategic objectives support our plans to grow by expanding our existing businesses. Our primary objective is to enhance shareholder value by achieving returns on investments that exceed our cost of capital.

Refer to Note 6 – Segment Information and Note 2 – Discontinued Operations in the Notes to Consolidated Financial Statements for additional information regarding our segments and discontinued operations, including net sales, operating earnings and total assets by segment.

Marine Engine Segment

The Marine Engine segment, which had net sales of $2,441.1 million in 2016, consists of the Mercury Marine Group (Mercury Marine). We believe our Marine Engine segment is a world leader in the manufacturing and sale of recreational marine engines and marine parts and accessories.

Mercury Marine manufactures and markets a full range of outboard, sterndrive and inboard engine and propulsion systems under the Mercury, Mercury MerCruiser, Mariner, Mercury Racing, Mercury Sport Jet, Mercury Jet Drive, Mercury Diesel, Sea Pro, Axius and Zeus brand names. In addition, Mercury Marine manufactures and markets marine parts and accessories under the Quicksilver, Mercury Precision Parts, Mercury Propellers, Attwood, Garelick, Whale, Land 'N' Sea, Kellogg Marine Supply, Payne's Marine Group, BLA, Seachoice and MotorGuide brand names, including marine electronics and control integration systems, steering systems, instruments, controls, propellers, trolling motors, fuel systems, service parts and lubricants. Mercury Marine also supplies integrated, high-speed diesel propulsion systems to the worldwide recreational and commercial marine markets.

Mercury Marine's outboard, sterndrive and inboard engines are sold to independent boat builders, local, state and foreign governments and to Brunswick's Boat segment. In addition, Mercury Marine sells outboard engines through a global network of more than 6,000 marine dealers and distributors, specialty marine retailers and marine service centers. White River Marine Group, LLC and its subsidiaries (including Tracker Boats) is Mercury Marine’s most significant external customer.

Mercury Marine manufactures four-stroke outboard engine models ranging from 2.5 to 400 horsepower and two-stroke OptiMax outboard engines, all of which feature Mercury's direct fuel injection (DFI) technology, ranging from 150 to 300 horsepower. All of these low-emission engines are in compliance with applicable U.S. Environmental Protection Agency (EPA) requirements. Mercury Marine's four-stroke outboard engines include Verado, a collection of supercharged outboards ranging from 175 to 400 horsepower, and Mercury Marine's naturally aspirated four-stroke outboards, ranging from 2.5 to 150 horsepower, including the 75 to 115 horsepower FourStroke, introduced in 2014, which has become known for its light weight, fuel efficiency and performance. Mercury Marine also manufactures two-stroke, non-DFI engines for certain markets outside the United States. In addition, most of Mercury's sterndrive and inboard engines are now available with catalyst exhaust treatment and monitoring systems, and all are compliant with applicable U.S. state and federal environmental regulations. Mercury also makes engines that comply with global emissions and noise regulations.

Mercury Marine and Mercury Racing manufacture inboard and sterndrive engine models ranging from 115 to 1,650 horsepower. In 2016, Mercury Racing debuted the 32-valve DOHC SB4 7.0 automotive aftermarket crate engine, which adapts a high performance valve train to a customized LS based engine and produces 775 naturally aspirated horsepower, significantly improved performance and durability.

To promote advanced propulsion systems with improved handling, performance and efficiency, Mercury Marine manufactures and markets advanced boat steering and engine control systems under the brand names of Mercury, Zeus and Axius. In 2016, Mercury officially launched Active Trim, an auto-trimming device that simplifies boat operation while improving engine performance and fuel efficiency.

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

In March 2016, Mercury introduced VesselView Mobile, unveiling a digital application that instantly provides users access to their boat’s SmartCraft® digital data. VesselView Mobile, along with Mercury's Electronic Steering Helm (introduced in February 2016), each earned Innovation Awards at the 2016 International Boatbuilders Exhibition and Conference. Mercury also earned “Green Master” designation from the Wisconsin Sustainable Business Council for the sixth consecutive year, a program measuring a broad range of sustainability issues ranging from energy and water conservation to waste management, community outreach and education.

On November 18, 2016, Brunswick acquired substantially all of the assets of Payne's Marine Group (Payne's), based in Victoria, British Columbia, Canada. Payne's is a leading wholesale distributor of marine parts and accessories in Canada. We believe this acquisition will broaden the reach of our marine parts and accessories distribution network in the Canadian market.
Our parts and accessories distribution and products businesses include: Land 'N' Sea, Kellogg Marine Supply, BLA, Payne's, Attwood Marine, Garelick Mfg. Co. and Whale. These businesses are leading manufacturers and distributors of marine parts and accessories throughout North America, Europe and Asia-Pacific, offering same-day or next-day delivery service to a broad array of marine service facilities.

Intercompany sales to Brunswick's Boat segment represented approximately 12 percent of Mercury Marine's sales in 2016. Domestic demand for the Marine Engine segment's products is seasonal, with sales generally highest in the second calendar quarter of the year.

Boat Segment

The Boat segment consists of the Brunswick Boat Group (Boat Group), which manufactures and markets: fiberglass pleasure boats; yachts and sport yachts; sport cruisers and sport boats; offshore fishing boats; aluminum and fiberglass fishing boats; pontoon boats; utility boats; deck boats; inflatable boats; and heavy-gauge aluminum boats. We believe that the Boat Group, which had net sales of $1,369.9 million during 2016, is a world leader in the manufacturing and sale of pleasure motorboats.

The Boat Group manages Brunswick's boat brands; evaluates and optimizes the Boat segment's boat portfolio; promotes recreational boating services and activities to enhance the consumer experience and dealer profitability; and speeds the introduction of new technologies into boat manufacturing and design processes.

The Boat Group includes the following boat brands: Sea Ray L-Class yachts, yachts, sport yachts, sport cruisers and sport boats; Bayliner sport cruisers, runabouts and Heyday wake boats; Meridian yachts; Boston Whaler and Lund fiberglass fishing boats; Crestliner, Cypress Cay, Harris, Lowe, Lund and Princecraft aluminum fishing, utility, pontoon boats and deck boats; and Thunder Jet heavy-gauge aluminum boats. The Boat Group also includes a commercial and governmental sales unit that sells products to commercial customers, as well as to the United States government and state, local and foreign governments. The Boat Group procures most of its outboard engines, gasoline sterndrive engines and gasoline inboard engines from Brunswick's Marine Engine segment.

The Boat Group also includes several Brunswick boat brands based in Europe and Asia-Pacific, such as Quicksilver, Uttern and Rayglass (including Protector and Legend), which are typically equipped with Mercury Marine engines and often include other parts and accessories supplied by Mercury Marine.

The Boat Group operates manufacturing facilities in Florida, Indiana, Minnesota, Missouri, Tennessee, Washington, Brazil, Canada, Mexico, New Zealand and Portugal, and owns an inactive manufacturing facility in North Carolina. The Boat Group utilizes contract manufacturing facilities in Poland.

On July 1, 2016, Brunswick acquired substantially all of the assets of privately held Thunder Jet Boats, Inc. (Thunder Jet), which is based in Clarkston, Washington. Thunder Jet is a designer and builder of heavy-gauge aluminum boats. We believe this acquisition will add breadth and depth to the Boat Group's overall product portfolio, including in the growing heavy-gauge aluminum market. Thunder Jet is managed within the Boat Group.
The Boat Group sells its products through a global network of approximately 3,000 dealer and distributor locations, which may carry more than one of Brunswick's boat brands. Sales to the Boat Group's largest dealer, MarineMax, Inc., which has multiple locations and carries a number of the Boat Group's product lines, represented approximately 24 percent of Boat Group sales in 2016. Domestic demand for pleasure boats is seasonal, with sales generally highest in the second calendar quarter of the year.

Fitness Segment

Our Fitness segment is comprised of the Fitness division (Fitness), which designs, manufactures and markets a full line of reliable, high-quality cardiovascular fitness equipment (including treadmills, total body cross-trainers, stair climbers and stationary exercise bicycles) and strength-training equipment under the Life Fitness, Hammer Strength, Cybex, Indoor Cycling Group and SCIFIT brands. The Fitness segment also includes InMovement products for productive well-being and our active recreation business, including billiards tables, accessories and game room furniture.

We believe that our Fitness segment, which had net sales of $980.4 million during 2016, is the world's largest manufacturer of commercial fitness equipment and a leading manufacturer of high-quality consumer fitness equipment. Fitness' commercial customers include health clubs, corporations, schools and universities, hotels, professional and collegiate sports teams, retirement and assisted living facilities and the military and governmental agencies. Planet Fitness Inc. is the segment's most significant customer. Fitness makes commercial sales through its direct sales force, domestic dealers and international distributors. Consumer products are available at specialty retailers, select mass merchants, sporting goods stores, through international distributors and on the Life Fitness website.

The billiards business was established in 1845 and is Brunswick's heritage business. The billiards business designs and markets billiards tables, table tennis tables and Air Hockey tables, as well as game room furniture and related accessories, under the Brunswick and Contender brands. InMovement is a business dedicated to addressing workplace inactivity and combating the harmful effects of a sedentary lifestyle by offering products designed to incorporate subtle movement into employee work habits.

On January 20, 2016, we acquired 100 percent of privately held Cybex International, Inc. (Cybex), a leading manufacturer of commercial fitness equipment, which is currently based in Medway, Massachusetts. Cybex offers a full line of cardiovascular and strength products. We believe the acquisition will expand the Fitness segment's participation in key markets, including commercial fitness, and add to our manufacturing footprint to meet current and future demand more effectively. On August 31, 2016, we acquired 100 percent of Indoor Cycling Group (ICG), a market leader specializing in the design of indoor cycling equipment, based in Nuremburg, Germany. We believe the ICG acquisition will strengthen our position in indoor cycling and provide a strong foundation to expand in the growing group exercise market. Cybex and ICG are managed within the Fitness segment.

The Fitness segment's principal manufacturing facilities are located in Illinois, Kentucky, Massachusetts, Minnesota, Oklahoma, Wisconsin and Hungary, with principal third party contract manufacturing partners in China and Taiwan. Fitness distributes its products worldwide from regional warehouses and production facilities. Demand for Fitness products is seasonal, with sales generally highest in the fourth quarter of the year.

Discontinued Operations

On July 17, 2014, we entered into an agreement to sell our retail bowling business to AMF Bowling Centers, Inc. (AMF). In connection with our decision to sell the bowling centers, we also announced our intention to divest our bowling products business. The billiards business, which was previously reported in the Bowling & Billiards segment, remains part of the Company and is being reported in the Fitness segment for all periods presented. On September 18, 2014, we completed the sale of our retail bowling business to AMF. On May 22, 2015, we completed the sale of our bowling products business to BlueArc Capital Management L.L.C. As a result of these actions, these businesses, which were previously recorded in the Bowling & Billiards segment, are reported as discontinued operations in the Consolidated Statements of Operations for all periods presented. We do not have or anticipate having any significant continuing involvement or continuing cash flows associated with these businesses. Refer to Note 2 – Discontinued Operations in the Notes to Consolidated Financial Statements for additional information regarding discontinued operations.

Financial Services

Through our Brunswick Financial Services Corporation subsidiary, we own a 49 percent interest in a joint venture, Brunswick Acceptance Company, LLC (BAC). Under the terms of the joint venture agreement, BAC provides secured wholesale inventory floorplan financing to our boat and engine dealers. Prior to March 1, 2016, CDF Ventures, LLC (CDFV), a subsidiary of GE Capital Corporation (GECC), owned the remaining 51 percent. On March 1, 2016, GECC sold its Commercial Distribution Finance business, including CDFV and its interest in the BAC joint venture, to Wells Fargo & Company. The transaction did not have a material effect on BAC.

Effective July 31, 2015, the joint venture was extended through December 31, 2019. The joint venture agreement contains provisions allowing for the renewal of the agreement or purchase of the other party's interest in the joint venture at the end of its term. Alternatively, either partner may terminate the agreement at the end of its term. In June 2016, the parties amended the joint venture agreement to adjust a financial covenant that was conformed to the maximum leverage ratio test contained in our revolving credit facility described in Note 16 – Debt in the Notes to Consolidated Financial Statements.

Additionally, we offer financial services through Brunswick Product Protection Corporation, which provides marine dealers the opportunity to offer extended product warranties to retail customers, and through Blue Water Dealer Services, Inc., which provides retail financial services to marine dealers. Each company allows us to offer a more complete line of financial services to our boat and marine engine dealers and their customers.

Refer to Note 10 – Financial Services in the Notes to Consolidated Financial Statements for more information about our financial services.

Distribution

We utilize distributors, dealers and retailers (Dealers) for the majority of our boat sales and significant portions of our sales of marine engine, fitness and billiards products. We have over 16,000 Dealers serving our business segments worldwide. Our marine Dealers typically carry one or more of the following product categories - boats, engines and related parts and accessories.

We own Land 'N' Sea, Kellogg Marine Supply and Payne's Marine Group, which comprise the primary parts and accessories distribution platforms for our Marine Engine segment in North America. We believe that these businesses, collectively, are the leading distributors of marine parts and accessories throughout North America, with 20 distribution warehouses located throughout the United States and Canada offering same-day or next-day delivery service to a broad array of marine service facilities and Dealers. We also believe we are the leading parts and accessories distributor in the Asia-Pacific region.

Our Dealers are independent companies or proprietors that range in size from small, family-owned businesses to a large, publicly-traded corporation with substantial revenues and multiple locations. Some Dealers sell our products exclusively, while a majority also carry competitors' and complementary products. We partner with our boat dealer network to improve quality, service, distribution and delivery of parts and accessories to enhance the boating customer's experience.

Demand for a significant portion of our products is seasonal, and a number of our Dealers are relatively small and/or highly-leveraged. As a result, many dealers secure floor plan financing from BAC or other third party finance companies, enabling them to provide stable channels for our products. In addition to the financing BAC offers, we may also provide our Dealers with incentive programs, loan guarantees, inventory repurchase commitments and financing receivable arrangements, under which we are obligated to repurchase inventory or receivables from a finance company in the event of a Dealer's default. We believe that these arrangements are in our best interest; however, these arrangements expose us to credit and business risk. Our business units, along with BAC, maintain active credit operations to manage this financial exposure, and we continually seek opportunities to sustain and improve the financial health of our various distribution channel partners. Refer to Note 8 – Financing Receivables and Note 13 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for further discussion of these arrangements.

International Operations

Our sales to customers in markets other than the United States were $1,457.0 million (32 percent of net sales), $1,377.9 million (33 percent of net sales) and $1,438.7 million (37 percent of net sales) in 2016, 2015 and 2014, respectively. We transact a portion of our sales in non-U.S. markets in local currencies, while a meaningful portion of our product costs are denominated in U.S. dollars as a result of our U.S. manufacturing operations. As a result, the strengthening or weakening of the U.S. dollar affects the financial results of our non-U.S. operations.

Non-U.S. sales are set forth in Note 6 – Segment Information in the Notes to Consolidated Financial Statements and are also included in the table below, which details our non-U.S. sales by region:

(in millions)	2016	2015	2014
Europe	$569.2	$506.0	$533.5
Canada	284.6	282.9	302.4
Asia-Pacific	363.1	307.9	286.0
Latin America	151.2	183.2	219.0
Africa & Middle East	88.9	97.9	97.8
Total	$1,457.0	$1,377.9	$1,438.7

Marine Engine segment non-U.S. sales represented approximately 47 percent of our non-U.S. sales in 2016. The segment's principal non-U.S. operations include the following:

•	Distribution, sales, service and applications engineering offices in Australia, Belgium, Brazil, Canada, China, Malaysia, New Zealand and Singapore;

•	Sales or representative offices in Dubai, Finland, France, Italy, Japan, Norway, Russia, Sweden and Switzerland;

•	A component manufacturing facility in Mexico;

•	An outboard engine assembly plant in Suzhou, China;

•	An outboard engine assembly plant operated by a joint venture in Japan; and

•	A parts and accessories manufacturing facility in Northern Ireland.

Boat segment non-U.S. sales comprised approximately 23 percent of our non-U.S. sales in 2016. The Boat Group manufactures or assembles a portion of its products in Brazil, Canada, Mexico, New Zealand and Portugal, as well as in boat plants owned and operated by third parties in Poland that perform contract manufacturing for us, and are sold worldwide through Dealers. The Boat Group has sales or import offices in Belgium, Brazil, Canada, France, Italy, the Netherlands, New Zealand, Norway, Poland and Sweden.

Fitness segment non-U.S. sales comprised approximately 30 percent of our non-U.S. sales in 2016. Life Fitness sells its products worldwide and has sales and distribution centers in Brazil, Germany, Hong Kong, Japan, the Netherlands, Spain and the United Kingdom. The Fitness segment manufactures strength-training equipment and select lines of cardiovascular equipment in Hungary for its international markets, and has relationships with third party contract manufacturing partners in China and Taiwan.

Raw Materials and Supplies

We purchase a wide variety of raw materials from our supplier base, including aluminum, resins, oil and steel, as well as product parts and components, such as engine blocks and boat windshields. The prices for these raw materials, parts and components fluctuate depending on market conditions. Significant increases in the cost of such materials would raise our production costs, which could reduce profitability if we did not recoup the increased costs through higher product prices.

As our manufacturing operations continued to raise production levels in 2016, our need for raw materials and supplies increased. During 2016, we experienced some shortages or delayed delivery of certain materials, parts and supplies essential to our manufacturing operations. We have addressed and will continue to address this issue by identifying alternative suppliers, working to secure adequate inventories of critical supplies and continually monitoring the capabilities of our supplier base. In 2017, we anticipate our suppliers will need to increase their manufacturing operations to meet the rising demand for their products and, in many cases, may need to hire additional workers in order to fulfill the orders placed by us and other customers.

We also continue to expand our global procurement operations to better leverage purchasing power across our divisions and to improve supply chain and cost efficiencies. We mitigate commodity price risk on certain raw material purchases by entering into fixed priced contracts to mitigate exposure related to changes in commodity prices.

Intellectual Property

We have, and continue to obtain, patent rights covering certain features of our products and processes. By law, our patent rights, which consist of patents and patent licenses, have limited lives and expire periodically. We believe that our patent rights are important to our competitive position in all of our business segments. Our trademark rights have indefinite lives, and many are well known to the public and are considered to be valuable assets. Most of our intellectual property is owned by U.S. entities.

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

The following are our principal trademarks:

Marine Engine Segment: Attwood, Axius, Garelick, Kellogg Marine Supply, Land 'N' Sea, Mariner, MerCruiser, Mercury, Mercury Marine, Mercury Precision Parts, Mercury Propellers, Mercury Racing, MotorGuide, OptiMax, Quicksilver, Seachoice, SeaPro, SmartCraft, Sport-Jet, Swivl-Eze, Valiant, Verado, Whale and Zeus.

Boat Segment: Bayliner, Boston Whaler, Crestliner, Cypress Cay, Harris, Heyday, Lowe, Lund, Master Dealer, Meridian, Princecraft, Protector, Quicksilver, Rayglass, Sea Ray, Thunder Jet and Uttern.

Fitness Segment: Air Hockey, Brunswick, Contender, Cybex, Flex Deck, Gold Crown, Hammer Strength, Indoor Cycling Group, InMovement, Lifecycle, Life Fitness and SCIFIT.

Competitive Conditions and Position

We believe that we have a reputation for quality in each of our highly competitive lines of business. We compete in various markets by: utilizing efficient production techniques; developing and strengthening our leading brands; developing and promoting innovative technological advancements; undertaking effective marketing, advertising and sales efforts; providing high-quality, innovative products at competitive prices; and offering extensive aftermarket products.

Strong competition exists in each of our product groups, but no single enterprise competes with us in all product groups. In each product area, competitors range in size from large, highly-diversified companies to small, single-product businesses. We also indirectly compete with businesses that offer alternative leisure products or activities.

 The following summarizes our competitive position in each segment:

Marine Engine Segment:  We believe the Marine Engine segment is a world leader in the manufacture and sale of recreational and commercial marine engines and marine parts and accessories. The marine engine market is highly competitive among several major international companies that comprise the majority of the market, including Japanese-based outboard engine manufacturers, as well as several smaller companies including Chinese manufacturers. Competitive advantage in this segment is a function of product features, technological leadership, quality, service, pricing, performance and durability, along with effective promotion and distribution.

Boat Segment:  We believe that the Boat segment is a world leader in the manufacture and sale of pleasure motorboats. There are several major manufacturers of pleasure and offshore fishing boats, along with hundreds of smaller manufacturers. Consequently, this business is both highly competitive and highly fragmented. We believe that we have the broadest range of boat product offerings in the world, with boats ranging in size from 10 to 65 feet. In all of our boat operations, we compete on the basis of product features, technology, quality, brand strength, dealer service, pricing, performance, value, durability and styling, along with effective promotion and distribution.

 Fitness Segment:  We believe we are the world's largest manufacturer of commercial fitness equipment and a leading manufacturer of high-quality consumer fitness equipment and billiards tables. The fitness equipment industry is highly competitive among several major international companies that comprise the majority of the market, as well as many smaller manufacturers, which creates a highly fragmented, competitive landscape. Many of our fitness equipment offerings include industry-leading product features, and we place significant emphasis on introducing innovative fitness equipment to the market. Competitive focus is also placed on product quality, technology, service, pricing, state-of-the-art biomechanics and effective promotional activities. The billiards industry continues to experience competitive pressure from low-cost billiards manufacturers outside the United States, and InMovement products also face competition, primarily from furniture manufacturers and distributors.

Research and Development

We strive to improve our competitive position in all of our segments by continuously investing in research and development to drive innovation in our products and manufacturing technologies. Our research and development investments support the introduction of new products and enhancements to existing products. Research and development expenses were 3.1 percent of net sales in 2016, 2015 and 2014. Research and development expenses by segment are discussed in Note 6 – Segment Information.

Number of Employees

The number of employees worldwide is shown below by segment:

	December 31, 2016		December 31, 2015
	Total	Union (domestic)	Total	Union (domestic)
Marine Engine (A)	6,112	1,926	5,686	1,803
Boat	5,071	—	4,539	—
Fitness	2,893	139	2,209	143
Corporate (B)	339	—	311	—
Total (C)	14,415	2,065	12,745	1,946

(A) The number of Marine Engine employees as of December 31, 2015 has been adjusted from the amount reported on the 2015 Form 10-K due to the exclusion of certain employees related to an acquisition completed in the latter part of 2015.
(B) Corporate numbers include certain information technology employees and shared services.
(C) All employee numbers exclude temporary employees.

The Company believes that the relationships between its employees, any labor unions and the Company remain stable.

Environmental Requirements

Refer to Note 13 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for a description of certain environmental proceedings.

Available Information

Brunswick maintains an Internet website at http://www.brunswick.com that includes links to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, and proxy statements (SEC Filings). The SEC Filings are available without charge as soon as reasonably practicable following the time that they are filed with, or furnished to, the SEC. Shareholders and other interested parties may request email notification of the posting of these documents through the Investors section of our website.

Item 1A.  Risk Factors

The Company's operations and financial results are subject to certain risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock.
Worldwide economic conditions have hurt our industries, businesses and results of operations and may continue to do so.
In times of economic uncertainty and contraction, consumers tend to have less discretionary income and to defer expenditures for discretionary items, which adversely affects our financial performance, especially in the marine businesses.   Although we have worked to expand the portions of our portfolio that are less susceptible to economic cycles, a portion of the business remains cyclical and sensitive to personal spending levels. In addition, general economic conditions in certain international markets, including Latin America, Africa and the Middle East and Canada, continue to be challenging with respect to weak currencies, commodity market impacts and corresponding weak economic conditions.
Deterioration in general economic conditions that in turn diminishes consumer confidence or discretionary income may reduce our sales, or we may decide to lower pricing for our products, thus adversely affecting our financial results, including increasing the potential for future impairment charges.   Further, most of our products are used for recreation, and consumers’ limited discretionary income in times of economic hardship may be diverted to other activities that occupy their time, such as other forms of recreation, religious, cultural or community activities. We cannot predict the timing or strength of economic recovery, either worldwide or in the specific markets in which we compete.
Changes in currency exchange rates can adversely affect our results.
Some of our sales are denominated in a currency other than the U.S. dollar. Consequently, a strong U.S. dollar may adversely affect reported revenues. We have hedging programs in place to reduce our risk to currency fluctuations; however, we cannot hedge against all currency risks, especially over the long term. We maintain a portion of our cost structure in currencies other than the U.S. dollar, which partially mitigates the impact of a strengthening U.S. dollar. This includes manufacturing operations for boats in Europe and Canada, fitness equipment in Europe, and smaller outboard engines manufactured and purchased from our joint venture in Japan. We also continue to evaluate the supply chain and cost structure for opportunities to further mitigate foreign currency risks.
We sell products manufactured in the U.S. into certain international markets in U.S. dollars, including to Canada, Europe and Latin America. Demand for our products in these markets may be diminished by a strengthening U.S. dollar. Some of our competitors with cost positions based outside the U.S., including Asian-based outboard engine and fitness equipment manufacturers, European-based large fiberglass boat manufacturers and a European-based fitness equipment manufacturer, may have an improved cost position due to a strengthening U.S. dollar, which could result in pricing pressures on our products. These factors existed throughout 2015 and 2016, but we do not believe they resulted in any material change in our competitive position.
An inability to make targeted acquisitions or failure to successfully integrate newly acquired businesses could negatively impact financial results.
Our growth initiatives include making strategic acquisitions, which depend on the availability of suitable targets at acceptable terms and our ability to complete the deals. In order to manage our acquisition strategy, we conduct rigorous due diligence, involve various functions and continually review our strategy and target acquisitions, all of which we believe mitigates our acquisition risks. However, we cannot assure that acquisitions will be consummated or that, if consummated, they will be successful. Acquisitions pose risks such as our ability to project and evaluate market demand, maximize potential synergies and cost savings; make accurate accounting estimates; and achieve anticipated business objectives. As we continue to grow, in part, through acquisitions, our success depends on our ability to anticipate and effectively manage these risks. If acquired businesses do not achieve projected results, our growth may be limited and our results adversely affected.
In addition, acquisitions present integration risks, including that the acquisition may:

•	disrupt operations in core, adjacent or acquired businesses;

•	require more time than anticipated to be fully integrated into Company operations and systems;

•	create more costs than projected;

•	divert management attention;

•	create the potential of losing customer, supplier or other critical business relationships; and

•	pose difficulties retaining employees.

If we fail to timely and successfully integrate new businesses into existing operations, we may see higher production costs, lost sales or otherwise diminished earnings and financial results.
Failure to successfully implement our strategic plan and growth initiatives could have a material adverse effect on our business and financial condition.
Our ability to continue generating strong cash flow and profits depends partly on the sustained successful execution of our strategic plan and growth initiatives, including making acquisitions and expanding into new adjacent markets and customers. To address risks associated with our plan and growth initiatives, we have established processes to regularly review, manage and modify our plans, and we believe we have appropriate oversight to monitor initiatives and their impact. Our strategic plan and growth initiatives require significant capital investment and management attention, however, which could result in the diversion of these resources from the core business and other business issues and opportunities. Additionally, any new initiative is subject to certain risks, including customer acceptance, competition, the ability to manufacture products on schedule and to specification, the ability to create the necessary supply chain and/or the ability to attract and retain qualified management and other personnel. There is no assurance that we will be able to develop and successfully implement our strategic plan and growth initiatives to a point at which they will become profitable or generate positive cash flow.
Fiscal concerns may negatively impact worldwide credit conditions and adversely affect our industries, businesses and financial condition.
Fiscal policy could have a material adverse impact on worldwide economic conditions, the financial markets and availability of credit and, consequently, may negatively affect our industries, businesses and overall financial condition. Customers often finance purchases of our products, particularly boats. Credit market conditions continued to improve in 2016, but remained less favorable overall than those in existence prior to the decline in marine retail demand beginning in 2007. While interest rates are generally lower, there continue to be fewer lenders, tighter underwriting and loan approval criteria, greater down payment requirements and negative loan equity, particularly in larger products.  If credit conditions worsen, and adversely affect the ability of customers to finance potential purchases at acceptable terms and interest rates, it could result in a decrease in sales or delay improvement in sales.
Dealer or distributor inability to secure adequate access to capital could adversely affect our sales.
Our dealers require adequate liquidity to finance their operations, including purchasing our products.  Dealers are subject to numerous risks and uncertainties that could unfavorably affect their liquidity positions, including, among other things, continued access to adequate financing sources on a timely basis on reasonable terms.  These financing sources are vital to our ability to sell products through our distribution network, particularly to boat and engine dealers. Entities affiliated with Wells Fargo & Company, including BAC, the Company’s 49 percent owned joint venture, finance a significant portion of our boat and engine sales to dealers through floorplan financing to marine dealers.
Many factors continue to influence the availability and terms of financing that our dealer floorplan financing providers offer, including:

•	their ability to access certain capital markets, such as the securitization and the commercial paper markets, and to fund their operations in a cost effective manner;

•	the performance of their overall credit portfolios;

•	their willingness to accept the risks associated with lending to marine dealers; and

•	the overall creditworthiness of those dealers.

Our sales could be adversely affected if financing terms change unfavorably or if BAC were to be terminated.  This could require dealers to find alternative sources of financing, including our direct financing to dealers, which could require additional capital to fund the associated receivables.
Our financial results could be adversely affected if we are unable to maintain effective distribution.
We rely on third-party dealers and distributors to sell the majority of our products, particularly in the marine businesses.  Maintaining a reliable network of dealers is essential to our success.  We face competition from other manufacturers in attracting and retaining distributors and independent boat dealers. A significant deterioration in the number or effectiveness of our dealers and distributors could have a material adverse effect on our financial results.
Although at present we believe dealer health to be generally favorable, weakening demand for marine products could hurt our dealers’ financial performance.  In particular, reduced cash flow from decreases in sales and tightening credit markets may impair dealers' ability to fund operations.  Inability to fund operations can force dealers to cease business, and we may be unable to obtain alternate distribution in the vacated market. An inability to obtain alternate distribution could unfavorably affect our net sales through reduced market presence. If economic conditions deteriorate, we anticipate that dealer failures or voluntary market exits would increase, especially if overall retail demand materially declines.
Finally, labor disruption at major ports and shipping hubs around the world may adversely affect our ability to transport raw materials to our facilities and products to our distributors and end-use customers, potentially resulting in increased transportation costs and lost sales.
Adverse economic, credit and capital market conditions could have a negative impact on our financial results.
We do not frequently rely on short-term capital markets to meet our working capital requirements, fund capital expenditures, pay dividends or fund employee benefit programs; however, we do maintain short-term borrowing facilities that can be used to meet these capital requirements.  In addition, over the long term, we may determine that it is necessary to access the capital markets to refinance existing long-term indebtedness or for other initiatives.
Adverse global economic conditions, market volatility and regulatory uncertainty could lead to volatility and disruptions in the capital and credit markets.  This could adversely affect our ability to access capital and credit markets or increase the cost to do so, which could have a negative impact on our business, financial results and competitive position.
Inventory reductions by major dealers, retailers and independent boat builders could adversely affect our financial results.
The Company and our dealers, retailers and other distributors could decide to reduce the number of units they hold, particularly if demand trails forecasted levels or if new product introductions are expected to replace older products. Such efforts tend to result in wholesale sales reductions in excess of retail sales reductions and would likely result in lower production levels of our products, causing lower rates of absorption of fixed costs in our manufacturing facilities and lower margins. While we continue to work to keep dealer inventories at appropriate levels, potential inventory reductions remain a risk to our future sales and results of operations.
We may be required to repurchase inventory or accounts of certain dealers.
We have agreements with certain third-party finance companies to provide financing to our customers, enabling them to purchase our products.  In connection with these agreements, we may either have obligations to repurchase our products from the finance company, or may have recourse obligations to the finance company on the dealer’s receivables.  These obligations may be triggered if our dealers default on their debt obligations to the finance companies.
Our maximum contingent obligation to repurchase inventory and our maximum contingent recourse obligations on customer receivables are less than the total balances of dealer financings outstanding under these programs, because our obligations under certain of these arrangements are subject to caps, or are limited based on the age of product.  Our risk related to these arrangements is mitigated by the proceeds we receive on the resale of repurchased product to other dealers, or by recoveries on receivables purchased under the recourse obligations.
Our inventory repurchase obligations relate primarily to the inventory floorplan credit facilities of our boat and engine dealers. Our actual historical repurchase experience related to these arrangements has been substantially less than our maximum contractual obligations. If dealers file for bankruptcy or cease operations, however, we could incur losses associated with the repurchase of our products.  In addition, as the repurchases may be triggered by dealer bankruptcies, our net sales and earnings may be unfavorably affected as a result of reduced market coverage and the associated decline in sales.
Declines in marine industry demand could cause an increase in future repurchase activity, or could require us to incur losses in excess of established reserves.  In addition, our cash flow and loss experience could be adversely affected if repurchased inventory is not successfully distributed to other dealers in a timely manner, or if the recovery rate on the resale of the product declines.  The finance companies could require changes in repurchase or recourse terms that would result in an increase in our contractual contingent obligations.
Loss of key customers could harm our business.
In each segment, we have important relationships with key customers. If we lost such a key customer, our business could be adversely effected.  In addition, certain customers could try to negotiate more favorable pricing of our products, which could depress earnings. In an effort to mitigate the risk associated with reliance on key customer accounts, we continually monitor such relationships and maintain a complete and competitive product lineup.

Our success depends upon the continued strength of our brands.
We believe that our brands, including Mercury, Life Fitness, Sea Ray, Boston Whaler and Lund, significantly contribute to our success, and that maintaining and enhancing these brands is important to expanding our customer base.  A failure to adequately promote and protect our brands could adversely affect our business and results of operations. Further, in connection with the divestiture of the bowling businesses, we licensed certain trademarks and servicemarks, including use of the name “Brunswick,” to the acquiring companies. Our reputation may be adversely affected by the purchasers' inappropriate use of the marks or of the name Brunswick, including potential negative publicity, loss of confidence or other damage to our image due to this licensed use.
We have a fixed cost base that can affect our profitability in a declining sales environment.
The fixed cost levels of operating production facilities can put pressure on profit margins when sales and production decline. We have maintained discipline over our fixed cost base during the economic recovery; however, our profitability is dependent, in part, on our ability to spread fixed costs over an increasing number of products sold and shipped, and if we are required to reduce our rate of production, gross margins could be negatively affected if we are unable to lower fixed costs accordingly. Consequently, decreased demand or the need to reduce inventories can lower our ability to absorb fixed costs and materially impact our results.
Successfully managing the expansion of our manufacturing footprint is critical to our operating and financial results.
Over the past four years, we have made strategic capital investments in capacity expansion activities that will enable our businesses to successfully capture growth opportunities and enhance product offerings. Recently, we initiated or completed expansion activities at our facilities in Edgewater, Florida; Ramsey and Owatonna, Minnesota; Fond du Lac, Wisconsin; and Petit-Rechain, Belgium. We must carefully manage these capital improvement projects and expansions to ensure they meet cost targets, comply with applicable environmental, safety and other regulations and uphold high-quality workmanship.
Moving production to a different plant or expanding capacity at an existing facility involves risks, including difficulties initiating production within the cost and timeframe estimated, supplying product to customers when expected, integrating new products and attracting sufficient skilled workers to handle additional production demands.  If we fail to meet these objectives, it could adversely affect our ability to meet customer demand for products and increase the cost of production versus projections, both of which could result in a significant adverse impact on operating and financial results. Additionally, plants experiencing demand increases may face manufacturing inefficiencies; additional expenses, including higher wages; and cost inefficiencies, which could exceed projections and negatively impact financial results.
Our financial results may be adversely affected by increased costs, disruption of supply or defects in raw materials, parts and product components we buy from third-party suppliers.
We rely on third-parties to supply raw materials used in the manufacturing process, including oil, aluminum, copper, steel and resins, as well as product parts and components. The prices for these raw materials, parts and components fluctuate depending on market conditions and, in some instances, commodity prices.  Substantial increases in the prices of raw materials, parts and components would increase our operating costs, and could reduce our profitability if we could not recoup the increased costs through higher product prices.  Similarly, if a critical supplier were to close its operations, cease manufacturing or otherwise fail to deliver an essential component necessary to our manufacturing operations, that could detrimentally affect our ability to manufacture and sell our products, resulting in an interruption in business operations and/or a loss of sales.
In addition, some components used in our manufacturing processes, including certain engine components, furniture, upholstery and boat windshields, are available from a sole supplier or a limited number of suppliers.  Operational and financial difficulties that these or other suppliers may face in the future could adversely affect their ability to supply us with the parts and components we need, which could significantly disrupt our operations.  It may be difficult to find a replacement supplier for a limited or sole source raw material, part or component without significant delay or on commercially reasonable terms.  In addition, an uncorrected defect or supplier's variation in a raw material, part or component, either unknown to us or incompatible with our manufacturing process, could jeopardize our ability to manufacture products.
Some additional supply risks that could disrupt our operations, impair our ability to deliver products to customers and negatively affect our financial results include:

•	financial pressures on our suppliers due to a weakening economy or unfavorable conditions in other end markets;

•	a deterioration of our relationships with suppliers; or

•	events such as natural disasters, power outages or labor strikes.

These risks are exacerbated in the case of single-source suppliers, and the exclusive supplier of a key component potentially could exert significant bargaining power over price, quality, warranty claims or other terms.
We continue to increase production; consequently, our need for raw materials and supplies continues to increase. Our suppliers must be prepared to ramp up operations and, in many cases, hire additional workers and/or expand capacity in order to fulfill our orders and those of other customers. Cost increases, defects or sustained interruptions in the supply of raw materials, parts or components due to delayed start-up periods our suppliers experience as they increase production efforts create risks to our operations and financial results. The Company experienced periodic supply shortages in 2016. We continue to address these issues by identifying alternative suppliers for key materials and components, working to secure adequate inventories of critical supplies and continually monitoring the capabilities of our supplier base. In the future, however, we may experience shortages, delayed delivery and/or increased prices for key materials, parts and supplies that are essential to our manufacturing operations.
Our pension funding requirements and expenses are affected by certain factors outside our control.
Our funding obligations and pension expense for our four U.S. qualified pension plans are driven by the performance of assets set aside in trusts for these plans, the discount rate used to value the plans’ liabilities, actuarial data and experience and legal and regulatory funding requirements. Changes in these factors could have an adverse impact on our results of operations, liquidity or shareholders’ equity.  In addition, a small portion of our pension plan assets are invested in equity securities, which can experience significant declines if economic conditions or financial markets weaken.  The level of the Company's funding of our qualified pension plan liabilities was approximately 78 percent as of December 31, 2016. Our future pension expense and funding requirements could increase due to the effect of adverse changes in the discount rate and asset levels along with a decline in the estimated return on plan assets. In addition, changes to legal regulations could require us to make increased contributions to the pension plans; these contributions could be material and negatively affect cash flow.
We are currently mitigating these risks by maintaing an asset allocation with a high percentage of fixed income investments and by lowering plan liabilities by transferring obligations to a third party through annuity purchases.
The timing and amount of our share repurchases are subject to a number of uncertainties.
During the fourth quarter of 2014, the Company announced that the Board of Directors had authorized the discretionary repurchase of up to $200 million of our outstanding common stock, to be systematically completed in the open market or through privately negotiated transactions. In February 2016, the Board increased our existing share repurchase authorization by $300 million. The remaining authorization under these programs is $240 million. The amount and timing of share repurchases are based on a variety of factors. Important considerations that could cause us to limit, suspend or delay stock repurchases include:

•	unfavorable market conditions;

•	the trading price of the Company's common stock;

•	the nature of other investment opportunities available to us from time to time; and

•	the availability of cash.

Delaying, limiting or suspending our stock repurchase program may negatively affect our stock price and earnings per share.
Higher energy and fuel costs can affect our results.
Higher energy and fuel costs increase operating expenses at our manufacturing facilities and the cost of shipping products to customers.  In addition, increases in energy costs can adversely affect the pricing and availability of petroleum-based raw materials such as resins and foam that are used in many of our marine products.  Higher fuel prices may also have an adverse effect on demand for marine retail products, as they increase the cost of boat ownership and possibly affect product use.
Our profitability may suffer as a result of competitive pricing and other pressures.
The introduction of lower-priced alternative products or services by other companies can hurt our competitive position in all of our businesses.  We are constantly subject to competitive pressures in which predominantly international manufacturers may pursue a strategy of aggressive pricing, particularly during periods when their local currency weakens versus the U.S. dollar. Such pricing pressure may limit our ability to increase prices for our products in response to raw material and other cost increases and negatively affect our profit margins.
In addition, international boat builders continue to expand distribution in U.S. markets, mainly in the large fiberglass boat segment, thereby introducing additional product options into a market in which we believe we are a market leader. The market for large boats grew slightly in 2016, and could expand, but as new entrants introduce potentially lower cost product alternatives, demand could be diverted away from our premium products.
Finally, our independent boat builder customers may react negatively to potential competition for their products from Brunswick’s own boat brands, which can lead them to purchase marine engines and marine engine supplies from competing marine engine manufacturers and may negatively affect demand for our products.
Our ability to remain competitive depends on successfully introducing new products and meeting customer expectations.
We believe that our customers look for and expect quality, innovation and advanced features when evaluating products and making purchasing decisions. Our ability to remain competitive and meet our growth objectives may be adversely affected by difficulties or delays in product development, such as an inability to develop viable new products, gain market acceptance of new products, generate sufficient capital to fund new product development or obtain adequate intellectual property protection for new products. To meet ever-changing consumer demands, both timing of market entry and pricing of new products are critical.  As a result, we may not be able to introduce new products that are necessary to remain competitive in all markets that we serve.  Furthermore, we must continue to meet or exceed customers' expectations regarding product quality and after-sales service.
Our business operations could be negatively impacted by an outage or breach of our information technology systems.
We manage our global business operations through a variety of information technology (IT) systems which we continually enhance to increase efficiency and security. We depend on these systems for commercial transactions, customer interactions, manufacturing, branding, employee tracking and other applications. Some of the systems are based on legacy technology and operate with a minimal level of available support, and recent acquisitions using other systems have added to the complexity of our IT infrastructure. We are working to upgrade, streamline and integrate these systems and have invested in strategies to prevent a failure or breach but, like those of other companies, our systems are susceptible to outages due to natural disasters, power loss, computer viruses, security breaches and similar events. If a legacy system or another of the Company's key IT systems were to fail or if our IT systems were unable to communicate effectively, this could result in missed or delayed sales or lost opportunities for cost reduction or efficient cash management.
We exchange information with hundreds of trading partners across all aspects of our commercial operations. A breakdown, outage, malicious intrusion, random attack or other disruption of communications could result in erroneous transactions or loss of reputation and confidence. We have numerous e-commerce and e-marketing portals and our systems may contain personal information in connection with human resources, financial services or other business operations; therefore, we must continue to be diligent in protecting against malicious cyber attacks. A successful breach could result in a disruption of services, fraudulent transactions or disclosure of confidential information. This could negatively affect our relationships with customers or trading partners, lead to potential claims against the Company and damage our image and reputation.
We manufacture and sell products that create exposure to potential claims and litigation.
Our manufacturing footprint expansions and the products we produce could result in product quality, warranty, personal injury, property damage and other issues, thereby increasing the risk of litigation and potential liability. To address this risk, we have established a global, enterprise-wide program charged with the responsibility for addressing, reviewing and reporting on product integrity issues. Historically, the resolution of such claims has not had a materially adverse effect on our business, and we maintain what we believe to be adequate insurance coverage to mitigate a portion of these risks.  However, we may experience material losses in the future, incur significant costs to defend claims or issue product recalls, or experience claims in excess of our insurance coverage or that are not covered by insurance.  Furthermore, our reputation may be adversely affected by such claims, whether or not successful, including potential negative publicity about our products. We record reserves for known potential liabilities, but there is the possibility that actual losses may exceed these reserves and therefore negatively impact earnings.
If our intellectual property protection is inadequate, others may be able to use our technologies and impair our ability to compete, which could have a material adverse effect on our financial condition and results of operations.
We regard much of the technology underlying our products as proprietary.  We rely on a combination of patents, trademark, copyright and trade secret laws; employee and third-party non-disclosure agreements; and other contracts to establish and protect our technology and other intellectual property rights. However, we remain subject to risks, including:

•	the steps we take to protect our proprietary technology may be inadequate to prevent misappropriation of our technology;

•	third parties may independently develop similar technology;

•	agreements containing protections may be breached or terminated;

•	we may not have adequate remedies for breaches;

•	existing patent, trademark, copyright and trade secret laws may afford limited protection;

•	a third party could copy or otherwise obtain and use our products or technology without authorization;

•	we may be required to litigate to defend against infringement claims or to protect our intellectual property rights; and

•	we may not prevail in intellectual property litigation.

Policing unauthorized use of our intellectual property is difficult, particularly outside the U.S., and litigating intellectual property claims may result in substantial cost and divert management’s attention. Further, we may not prevail in litigation, forcing us to seek licenses or royalty arrangements from third parties, which we may not be able to obtain on reasonable terms, or an order or requirement to stop manufacturing, using, selling or distributing products that included challenged intellectual property, which could harm our business.
Compliance with environmental, zoning and other laws and regulations may increase costs and reduce demand for our products.
We are subject to federal, state, local and foreign laws and regulations, including product safety, environmental, health and safety and other regulations.  While we believe that we maintain the requisite licenses and permits and that we are in material compliance with applicable laws and regulations, a failure to satisfy these and other regulatory requirements could result in fines or penalties, and compliance could increase the cost of operations.  The adoption of additional laws, rules and regulations, including higher emissions standards, could increase our manufacturing costs, increase consumer pricing and reduce consumer demand for our products. In addition, we are unable to predict with any reasonable degree of certainty whether reforms or repeal of current laws, rules or regulations under a new administration will positively or negatively affect our operations or financial results.
Environmental restrictions, boat plant emission restrictions and permitting and zoning requirements can limit production capacity, access to water for boating, marina and storage space. While future licensing requirements, including any licenses imposed on recreational boating, are not expected to be unduly restrictive, they may deter potential customers, thereby reducing our sales.  Furthermore, regulations allowing the sale of fuel containing higher levels of ethanol for automobiles, which is not appropriate or intended for use in marine engines, may nonetheless result in increased warranty, service costs, product dissatisfaction and other claims against the Company if boaters mistakenly use this fuel in marine engines, causing damage to and the degradation of components in their marine engines.
Our manufacturing processes involve the use, handling, storage and contracting for recycling or disposal of hazardous or toxic substances or wastes.  Accordingly, we are subject to regulations regarding these substances, and the misuse or mishandling of such substances could expose us to liabilities, including claims for property, personal injury or natural resources damages, or fines.  We are also subject to laws requiring the cleanup of contaminated property, including cleanup efforts currently underway.  If a release of hazardous substances occurs at or from one of our current or former properties or another location where we have disposed of hazardous materials, we may be held liable for the contamination, regardless of knowledge or whether we were at fault, and the amount of such liability could be material.
Additionally, we are subject to laws governing our relationships with employees, including, but not limited to, employment obligations as a federal contractor and employee wage, hour and benefit issues, such as pension funding and health care benefits. Changes to legislation or regulations governing employment obligations could increase the cost of our operations.
Changes in income tax laws or enforcement could have a material adverse impact on our financial results.
Changes in domestic and international tax laws could positively or negatively impact our tax provision, cash flow and/or tax related balance sheet amounts, including our deferred tax asset values. As a result of the administration change in the United States, the likelihood that changes may occur has increased. We are currently unable to predict with a reasonable degree of certainty what the legal changes will be and the potential outcome on our financial statements. Any changes in law will likely have broader implications, including impacts to the economy, currency markets, inflation environment, consumer behavior and/or competitive dynamics, which may positively or negatively impact the Company.

An impairment in the carrying value of goodwill, trade names and other long-lived assets could negatively affect our consolidated results of operations and net worth.
Goodwill and indefinite-lived intangible assets, such as our trade names, are recorded at fair value at the time of acquisition and are not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators arise.  In evaluating the potential for impairment of goodwill and trade names, we make assumptions regarding future operating performance, business trends and market and economic conditions.  Such analyses further require us to make certain assumptions about sales, operating margins, growth rates and discount rates.  Uncertainties are inherent in evaluating and applying these factors to the assessment of goodwill and trade name recoverability. We could be required to evaluate the recoverability of goodwill or trade names prior to the annual assessment if we experience business disruptions, unexpected significant declines in operating results, a divestiture of a significant component of our business or declines in market capitalization.
We also continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of our definite-lived intangible assets and other long-lived assets may warrant revision or whether the remaining balance of such assets may not be recoverable.  We use an estimate of the related undiscounted cash flow over the remaining life of the asset in measuring whether the asset is recoverable.
If the future operating performance of the Company's reporting units is not sufficient, we could be required to record non-cash impairment charges.  Impairment charges could substantially affect our reported earnings in the periods such charges are recorded.  In addition, impairment charges could indicate a reduction in business value which could limit our ability to obtain adequate financing in the future.  As of December 31, 2016, goodwill was approximately 13 percent of total assets and included $387 million of goodwill related to the Life Fitness segment, $25 million of goodwill related to the Marine Engine segment and $2 million of goodwill related to the Boat segment.
Some of our operations are conducted by joint ventures that are not operated solely for our benefit.
We share ownership and management responsibilities with jointly owned companies such as BAC, Bella and Tohatsu Marine Corporation. These joint ventures may not have the same goals, strategies, priorities or resources as the Company because they are intended to be operated for the benefit of all co-owners, rather than for our exclusive benefit. If such a conflict occurred, it could negatively impact or sales or financial results.
A significant portion of our revenue is derived from international sources, which creates additional uncertainty.
We intend to continue to expand our international operations and customer base as part of our growth strategy.  Sales outside the United States, especially in emerging markets, are subject to various risks, including government embargoes or foreign trade restrictions, foreign currency effects, tariffs, customs duties, inflation, difficulties in enforcing agreements and collecting receivables through foreign legal systems, compliance with international laws, treaties and regulations and unexpected changes in regulatory environments, disruptions in distribution, dependence on foreign personnel and unions, as well as economic and social instability.  In addition, there may be tax inefficiencies in repatriating cash from non-U.S. subsidiaries, or tax laws that affect this process may change.
Instability, including, but not limited to, political events, civil unrest and an increase in criminal activity, in locations where we maintain a significant presence could adversely impact our manufacturing and business operations.  Decreased stability poses a risk of business interruption and delays in shipments of materials, components and finished goods, as well as a risk of decreased local retail demand for our products.
In addition, global political and economic uncertainty and shifts, such as the U.K.’s referendum on membership in the European Union, pose risks of volatility in global markets, which could affect our operations and financial results. Changes in U.S. policy regarding foreign trade or manufacturing may create negative sentiment about the U.S. among non-U.S. customers, employees or prospective employees, which could adversely affect our business, sales, hiring and employee retention. If we continue to expand our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other risks, which could materially impact international operations or the business as a whole.
Our operations are dependent on our ability to attract and retain key contributors and on the successful implementation of our succession plans.
Much of our future success depends on, among other factors, our ability to attract and retain qualified personnel, including executives and skilled labor. If we are not successful in these efforts, we may be unable to meet our operating goals and plans, which may impact our financial results. In order to manage this risk, we perform an annual review of management succession plans with the Board of Directors, including reviewing executive officer and other important positions. We believe this helps to substantially mitigate the risk associated with key contributor transitions. In addition, we continuously develop and improve recruiting and training programs to attract and retain an experienced and skilled workforce.
Adverse weather conditions and climate events can have a negative effect on marine revenues.
Changes in seasonal weather conditions can have a significant effect on our operating and financial results, especially in the marine businesses.  Sales of our marine products are typically stronger just before and during spring and summer, and favorable weather during these months generally has had a positive effect on consumer demand.  Conversely, unseasonably cool weather, excessive rainfall or drought conditions during these periods can reduce demand.   Additionally, climate changes, regardless of

the cause, resulting in environmental changes including, but not limited to, severe weather, changing sea levels, poor water conditions or reduced access to water, could disrupt or negatively affect our business.
Catastrophic events, including natural and environmental disasters, could have a negative effect on our operations and financial results.
Hurricanes, floods, earthquakes, storms and catastrophic natural or environmental disasters could disrupt our distribution channel, operations or supply chain and decrease consumer demand. If a catastrophic event takes place in one of our major sales markets, our sales could be diminished. Additionally, if such an event occurs near our business, manufacturing facilities or key suppliers' facilities, business operations and/or operating systems could be interrupted. We could be uniquely affected by a catastrophic event due to the location of certain of our boat facilities in coastal Florida and the size of the manufacturing operation in Fond du Lac, Wisconsin.
Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are in Lake Forest, Illinois. We have numerous manufacturing plants, distribution warehouses, sales offices and product test sites around the world. Research and development facilities are primarily located at manufacturing sites.

We believe our facilities are suitable and adequate for our current needs and are well maintained and in good operating condition. Most plants and warehouses are of modern, single-story construction, providing efficient manufacturing and distribution operations. We believe our manufacturing facilities have the capacity, or we are investing to increase capacity, to meet current and anticipated demand. We own our Lake Forest, Illinois headquarters and most of our principal plants. Refer to Note 3 –Restructuring, Integration and Impairment Activities in the Notes to Consolidated Financial Statements regarding our decision to put the corporate headquarters facility up for sale.

The principal facilities used in our operations are in the following locations:

Marine Engine Segment
Leased facilities include: Fresno, California; Old Lyme, Connecticut; Largo, Miramar and Pompano Beach, Florida; Lowell, Michigan; St. Paul Park, Minnesota; Brisbane and Melbourne, Australia; Toronto, Ontario, Canada; Kuala Lumpur, Malaysia; Auckland, New Zealand; Bangor, Northern Ireland; and Singapore.

Owned facilities include: Panama City and St. Cloud, Florida; Atlanta, Georgia; Brookfield, Fond du Lac and Oshkosh, Wisconsin; Petit Rechain, Belgium; Victoria and Burnaby, British Columbia, Canada; Milton and Oakville Ontario, Canada; Suzhou, China; and Juarez, Mexico.

Boat Segment
Leased facilities include: Santa Catarina, Brazil; Auckland, New Zealand; and Brunswick Commercial and Government Products in Edgewater, Florida.

Owned facilities include: Edgewater, Merritt Island (Sykes Creek) and Palm Coast, Florida; Fort Wayne, Indiana; New York Mills, Minnesota; Lebanon, Missouri; Vonore, Tennessee; Clarkston, Washington; Petit Rechain, Belgium; Princeville, Quebec, Canada; Reynosa, Mexico; and Vila Nova de Cerveira, Portugal.

Fitness Segment
Leased facilities include: Rosemont, Illinois; a portion of the Franklin Park, Illinois facility; Tulsa, Oklahoma; Nuremberg, Germany.

Owned facilities include: a portion of the Franklin Park, Illinois facility; Falmouth, Kentucky; Medway, Massachusetts; Owatonna and Ramsey, Minnesota; Bristol and Delavan, Wisconsin; and Kiskoros, Hungary.

Item 3. Legal Proceedings

Refer to Note 13 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for information about the Company's legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Brunswick's Executive Officers are listed in the following table:

Officer	Present Position	Age
Mark D. Schwabero	Chairman and Chief Executive Officer	64
William L. Metzger	Senior Vice President and Chief Financial Officer	55
Huw S. Bower	Vice President and President - Brunswick Boat Group	42
Christopher F. Dekker	Vice President, General Counsel and Secretary	48
Jaime A. Irick	Vice President and President - Fitness	42
John C. Pfeifer	Vice President and President - Mercury Marine	51
Brenna Preisser	Vice President and Chief Human Resources Officer	39
Daniel J. Tanner	Vice President and Controller	59

Mark D. Schwabero was named Chairman and Chief Executive Officer of Brunswick in February 2016. He served as President and Chief Operating Officer of Brunswick from 2014 to 2016 and as Vice President and President - Mercury Marine from December 2008 to May 2014. Previously, Mr. Schwabero was President - Mercury Outboards from 2004 to 2008.

William L. Metzger was named Senior Vice President and Chief Financial Officer of Brunswick in March 2013. Previously, he served as Vice President and Treasurer of Brunswick from 2001 to 2013 and in a number of positions of increasing responsibility since his employment with Brunswick began in 1987.

Huw S. Bower was named Vice President and President - Brunswick Boat Group in April 2016. Previously, he served as President - Boston Whaler Group from 2013 to 2016, as President - Lowe Boats from 2010 to 2013 and in positions of increasing responsibility since he started with Brunswick in 2006.

Christopher F. Dekker was named Vice President, General Counsel and Secretary of Brunswick in October 2014. Prior to his appointment, Mr. Dekker served as Brunswick's Associate General Counsel, with responsibilities for litigation, employment and compliance matters, from 2010 to 2014.

Jaime A. Irick was named Vice President and President - Fitness in January 2017. Prior to his appointment, Mr. Irick served as Chief Commercial Officer for Current, Powered by GE, a digital power service enabling real-time decisions regarding energy use. Mr. Irick was employed by General Electric for 14 years, in several business units, serving in a variety of roles of increasing responsibility.

John C. Pfeifer was named Vice President and President - Mercury Marine in May 2014. Prior to his appointment, he was Vice President - Global Operations for Mercury Marine from 2012 to 2014. He had previously been President of Brunswick Marine in EMEA (Europe, Middle East and Africa) from 2008 to 2014 after joining Brunswick in 2006 as President of the Brunswick Asia Pacific Group.

Brenna Preisser was named Vice President and Chief Human Resources Officer of Brunswick in March 2016. Previously, Ms. Preisser served as Senior Director – Human Resources for Brunswick from 2015 to 2016 and as Vice President – Human Resources for Life Fitness from 2013 to 2015. Ms. Preisser held a number of positions of increasing responsibility since she began her employment with Brunswick in 2004.

Daniel J. Tanner was named Vice President and Controller of Brunswick in February 2016. Previously, he served as Assistant Vice President - Finance from 2015 to 2016, as Group Financial Officer for Life Fitness from 2003 to 2015 and as Director – Financial Planning and Analysis for Brunswick from 2001 to 2003.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Brunswick's common stock is traded on the New York and Chicago Stock Exchanges. Quarterly information with respect to the high and low prices for the common stock and the dividends declared on the common stock is set forth in Note 22 – Quarterly Data (unaudited) in the Notes to Consolidated Financial Statements. As of February 15, 2017, there were 8,627 shareholders of record of the Company's common stock.

In the first, second, third and fourth quarter of 2016, Brunswick paid quarterly dividends on its common stock of $0.15, $0.15, $0.15 and $0.165 per share, respectively. In the first, second, third and fourth quarter of 2015, Brunswick paid quarterly dividends on its common stock of $0.125, $0.125, $0.125 and $0.15 per share, respectively. Brunswick expects to continue to pay quarterly dividends at the discretion of the Board of Directors, subject to continued capital availability and a determination that cash dividends continue to be in the best interest of the Company's shareholders.

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

	2011	2012	2013	2014	2015	2016
Brunswick	100.00	161.42	256.26	287.83	286.54	313.03
S&P 500 GICS Consumer Discretionary Index	100.00	123.62	177.17	194.20	213.85	226.60
S&P 500 Index	100.00	115.95	153.11	173.87	176.32	197.17

The basis of comparison is a $100 investment at December 31, 2011 in each of: (i) Brunswick, (ii) the S&P 500 Index and (iii) the S&P 500 GICS Consumer Discretionary Index. All dividends are assumed to be reinvested. The S&P 500 GICS Consumer Discretionary Index encompasses industries including automotive, household durable goods, textiles and apparel and leisure equipment. Brunswick believes the companies included in this index provide the most representative sample of enterprises that are in primary lines of business that are similar to Brunswick's.

Issuer Purchases of Equity Securities

The Company has executed share repurchases against authorization approved by the Board of Directors in 2014 and 2016. In 2016, the Company repurchased $120 million of stock under these authorizations and as of December 31, 2016, the remaining authorization was $240 million.

During the three months ended December 31, 2016, the Company repurchased the following shares of its common stock:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Amount of Dollars that May Yet Be Used to Purchase Shares Under the Program
October 2 to October 29	202,968	$47.63	202,968
October 30 to November 26	389,983	43.65	389,983
November 27 to December 31	61,965	53.24	61,965
Total	654,916	$45.79	654,916	$239,794,299

Item 6. Selected Financial Data

The selected historical financial data presented below as of and for the years ended December 31, 2016, 2015 and 2014 has been derived from, and should be read in conjunction with, the historical consolidated financial statements of the Company, including the notes thereto, and Item 7 of this report, including the Matters Affecting Comparability section. The selected historical financial data presented below as of and for the years ended December 31, 2013 and 2012 has been derived from the consolidated financial statements of the Company for those years and are not included in this Annual Report Form 10-K.

(in millions, except per share data)	2016	2015	2014	2013	2012
Results of operations data
Net sales	$4,488.5	$4,105.7	$3,838.7	$3,599.7	$3,416.8
Operating earnings (A) (B)	409.0	331.7	328.5	281.8	237.2
Earnings before interest, loss on early extinguishment of debt and income taxes (A) (B) (C)	415.4	340.8	316.6	282.1	235.7
Earnings before income taxes (A) (B) (C)	389.7	315.2	287.9	208.9	156.0
Net earnings from continuing operations (A) (B) (C) (F)	274.4	227.4	194.9	756.8	124.6

Discontinued operations
Net earnings (loss) from discontinued operations, net of tax (D) (E)	1.6	14.0	50.8	12.4	(74.6)
Net earnings (A) (B) (C) (D) (E) (F)	$276.0	$241.4	$245.7	$769.2	$50.0

Basic earnings (loss) per common share
Earnings from continuing operations (A) (B) (C) (F)	$3.01	$2.45	$2.08	$8.30	$1.39
Net earnings (loss) from discontinued operations, net of tax (D) (E)	0.02	0.15	0.55	0.13	(0.83)
Net earnings (A) (B) (C) (D) (E) (F)	$3.03	$2.60	$2.63	$8.43	$0.56

Average shares used for computation of basic earnings (loss) per share	91.2	93.0	93.6	91.2	89.8

Diluted earnings (loss) per common share
Earnings from continuing operations (A) (B) (C) (F)	$2.98	$2.41	$2.05	$8.07	$1.35
Net earnings (loss) from discontinued operations, net of tax (D) (E)	0.02	0.15	0.53	0.13	(0.81)
Net earnings (A) (B) (C) (D) (E) (F)	$3.00	$2.56	$2.58	$8.20	$0.54

Average shares used for computation of diluted earnings (loss) per share	92.0	94.3	95.1	93.8	92.4

(A)
2016, 2015 and 2014 results include $55.1 million, $82.3 million and $27.9 million, respectively, of pension settlement charges as discussed in Note 17 – Postretirement Benefits in the Notes to Consolidated Financial Statements.

(B)	2016, 2015, 2014, 2013 and 2012 results include $15.6 million, $12.4 million, $4.2 million, $16.5 million and $25.4 million of pretax restructuring, integration and impairment charges, respectively.

(C)	2014 results include a $20.2 million charge related to the impairment of a marine equity method investment as discussed in Note 9 – Investments in the Notes to Consolidated Financial Statements.

(D)
Net earnings (loss) from discontinued operations, net of tax in 2015 includes a pre-tax and after-tax Gain on disposal of discontinued operations of $12.8 million. Net earnings (loss) from discontinued operations, net of tax in 2014 includes a Gain on disposal of discontinued operations, net of tax of $52.6 million (a pre-tax gain of $65.6 million and a net tax provision of $13.0 million). Net earnings (loss) from discontinued operations in 2013 includes a Gain on disposal of discontinued operations, net of tax of $1.6 million (a pre-tax loss of $1.4 million and a net tax benefit of $3.0 million). Net earnings (loss) from discontinued operations in 2012 includes an impairment charge on assets held for sale, net of tax of $53.2 million ($52.7 million pre-tax). See Note 2 – Discontinued Operations in the Notes to Consolidated Financial Statements for further discussion.

(E)	Net earnings (loss) from discontinued operations includes restructuring, integration and impairment charges, net of tax of $4.9 million and $14.9 million in 2013 and 2012, respectively.

(F)	Net earnings from continuing operations includes an income tax benefit of $599.5 million from the reversal of deferred tax valuation allowance reserves in 2013.

(in millions, except per share and other data)	2016	2015	2014	2013	2012
Balance sheet data
Total assets of continuing operations	$3,284.7	$3,152.5	$3,087.9	$2,670.3	$2,156.7
Debt
Short-term	$5.9	$6.0	$5.5	$6.4	$8.2
Long-term	436.5	442.5	446.3	449.0	557.2
Total debt	442.4	448.5	451.8	455.4	565.4
Common shareholders' equity (A)	1,440.1	1,281.3	1,171.5	1,038.4	77.7
Total capitalization	$1,882.5	$1,729.8	$1,623.3	$1,493.8	$643.1

Cash flow data
Net cash provided by operating activities of continuing operations	$425.7	$338.3	$246.9	$172.2	$144.1
Depreciation and amortization	103.9	88.9	81.2	71.4	72.9
Capital expenditures	193.9	132.5	124.8	126.5	97.9
Investments	5.1	0.9	0.2	(1.5)	1.7
Cash dividends paid	55.4	48.3	41.7	9.1	4.5

Other data
Dividends declared per share	$0.615	$0.525	$0.45	$0.10	$0.05
Book value per share (A)	15.77	14.11	12.64	11.24	0.87
Return on beginning shareholders' equity (A)	21.5%	20.6%	23.7%	NM	161.8%
Effective tax rate from continuing operations	29.6%	27.9%	32.3%	NM	20.1%
Debt-to-capitalization rate (A)	23.5%	25.9%	27.8%	30.5%	87.9%
Number of employees (B)	14,415	12,745	12,165	15,701	16,177
Number of shareholders of record	8,683	9,009	9,488	10,243	10,900
Common stock price (NYSE)
High	$56.30	$56.63	$51.94	$46.48	$29.09
Low	36.05	46.08	38.95	30.42	18.49
Close (last trading day)	54.54	50.51	51.26	46.06	29.09

NM = Not meaningful

(A)	The Company recorded an income tax benefit of $599.5 million for the year ending December 31, 2013, from the reversal of deferred tax valuation allowance reserves.

(B)
The number of employees as of December 31, 2015, has been adjusted from the amount reported on the 2015 Form 10-K due to the exclusion of certain employees related to an acquisition completed in the latter part of 2015.

The Notes to Consolidated Financial Statements should be read in conjunction with the above summary.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in Management’s Discussion and Analysis are based on non-GAAP financial measures. GAAP refers to generally accepted accounting principles in the United States. Specifically, the discussion of the Company’s cash flows includes an analysis of free cash flows and total liquidity, the discussion of the Company's net sales includes a discussion of net sales on a constant currency basis and excluding acquisitions, and the discussion of the Company's earnings includes a presentation of operating earnings excluding pension settlement charges, restructuring, integration and impairment charges and diluted earnings per common share, as adjusted. A “non-GAAP financial measure” is a numerical measure of a registrant’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the consolidated statements of operations, balance sheets or statements of cash flows of the issuer; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented.  Non-GAAP financial measures do not include operating and statistical measures.

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

Certain statements in Management’s Discussion and Analysis are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations, estimates and projections about Brunswick’s business and by their nature address matters that are, to different degrees, uncertain. Words such as “may,” “could,” “expect,” “intend,” “target,” “plan,” “seek,” “estimate,” “believe,” “predict,” “outlook” and similar expressions are intended to identify forward-looking statements. Such statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to, those set forth under Item 1A of this Annual Report on Form 10-K. Forward-looking statements speak only as of the date on which they are made and Brunswick does not undertake any obligation to update them to reflect events or circumstances after the date of this Annual Report.

Overview and Outlook

General
The Company's 2016 results represent the seventh consecutive year of strong improvements in operating performance. The Company looked to achieve the following financial objectives in 2016:

•	Deliver revenue growth;

•	Increase earnings before income taxes, as well as deliver slight improvements in both gross margin and operating margin percentages; and

•	Continue to generate strong free cash flow and execute against the Company's capital strategy.

Achievements against the Company's financial objectives in 2016 were as follows:

Deliver revenue growth:

•	Ended the year with a 9 percent increase in net sales when compared with 2015 on a GAAP basis and 10 percent on a constant currency basis, due to the following:

•	Benefits from the Company's acquisition strategy, particularly in the Fitness segment;

•	Strong growth rates in fiberglass outboard boats and marine parts and accessories, as well as solid performances in aluminum boats, outboard engines and fiberglass sterndrive/inboard boats;

•
The Marine Engine and Boat segments benefited from solid fundamentals and growth in the U.S. marine market, which was supported by stable boating participation, favorable replacement cycle dynamics and innovative products introduced throughout the marketplace;

•	Continued market share gains and mix benefits in both the Marine Engine and Boat segments including benefits from recent product introductions;

•	Fitness segment net sales benefited from solid demand, particularly in overall global commercial fitness markets;

•
International sales for the Company increased 6 percent in 2016 when compared with 2015 on a GAAP basis. On a constant currency basis, international net sales increased 7 percent, primarily due to increased sales in European and Asia-Pacific markets, partially offset by weak demand in certain markets such as Latin America and the Middle East and Africa.

Experience an increase in earnings before income taxes, as well as a slight improvements in both gross margin and operating margin percentages:

•	Reported earnings before income taxes of $389.7 million in 2016 compared with earnings before income taxes of $315.2 million in 2015;

•
Improved gross margin by 20 basis points when compared with 2015, driven by benefits from volume increases and cost reductions, including benefits from efficiency and sourcing initiatives as well as lower commodity costs, partially offset by the unfavorable impact from foreign exchange; and

•
Operating margin improved by 100 basis points when compared with the prior year and benefited from decreased pension settlement charges, partially offset by increased restructuring, integration and impairment charges compared with the prior year.

Continue to generate strong free cash flow and execute against the Company's capital strategy:

•	Generated strong free cash flow of $233.8 million in 2016, an increase of $41.2 million compared to 2015, enabling the Company to continue executing its capital strategy as follows:

•	Funded investments in growth:

•	Through acquisitions, including the $276.1 million invested in the Fitness, Boat and Marine Engine segments during 2016;

•	Organically through capital expenditures, which included investments in new products as well as capacity expansions focused in the engine and fitness businesses;

•	Contributed $74.6 million to the Company's defined benefit pension plans; and

•	Enhanced shareholder returns by repurchasing $120.3 million of common stock under the Company’s share repurchase program and increased cash dividends paid to shareholders to $55.4 million.

•
Ended the year with $458.2 million of cash and marketable securities, a net decrease of $210.6 million from the prior year, primarily due to the acquisitions and shareholder return expenditures discussed above, partially offset by strong free cash flow.

Net earnings increased to $274.4 million in 2016 from $227.4 million in 2015. The 2016 results include an income tax provision of $115.3 million, which included an income tax charge of $1.1 million, primarily associated with the impact of recent changes in tax laws partially offset by the reassessment of tax reserves and favorable valuation allowance adjustments. The 2015 results reflect an income tax provision of $87.8 million, which includes a net tax benefit of $12.1 million primarily associated with the internal restructuring of foreign entities and settling prior year audits.

Discontinued Operations

The Company completed the sale of its retail bowling and bowling products businesses on May 22, 2015 and September 18, 2014, respectively. Refer to Note 2 – Discontinued Operations for further information. The Billiards business, which was previously reported in the former Bowling & Billiards segment, remains part of the Company and is being reported in the Fitness segment for all periods presented. The Company's results for all periods presented, as discussed in Management's Discussion and Analysis, reflect continuing operations only, unless otherwise noted.

Outlook for 2017

The Company expects 2017 to be another year of outstanding earnings growth with excellent free cash flow generation. The Company is targeting 6 percent to 8 percent sales growth when compared with 2016, which includes the continuation of solid market growth in the U.S. and Europe and improving market conditions in certain international markets. Additionally, sales growth is expected to benefit from the success of new products, market share gains and the impact of completed acquisitions, which are expected to account for about 1 percent of growth. The Company expects growth in both outboard and inboard/sterndrive boats as well as growth in the outboard engine and marine parts and accessories businesses, reflecting a stable pricing environment for larger horsepower engines and market share gains in targeted areas. The Company also anticipates growth in the Boat segment will also benefit from recently introduced products and higher average selling prices. In the Fitness segment, the Company anticipates continued growth in global commercial fitness markets, as well as contributions from new products, particularly in the second half of 2017.

The Company expects to have higher earnings before income taxes in 2017 resulting from increased revenue and improvements in both gross margin and operating margin levels due to benefits from volume leverage, cost reductions related to efficiency initiatives and modest positive product mix factors. The Company projects operating expenses to increase in 2017 including incremental investments to support growth; however, on a percentage of sales basis, are expected to be slightly lower than 2016.

The Company is planning for its effective tax rate in 2017 to be approximately 31 percent based on existing tax law.

Restructuring, Integration and Impairment Activities

Restructuring, integration and impairment charges recorded in the Consolidated Statements of Operations during 2016, 2015 and 2014 by reportable segment are summarized below:

(in millions)	2016	2015	2014
Boat	$0.6	$7.7	$1.5
Fitness	12.7	—	—
Corporate	2.3	4.7	2.7
Total	$15.6	$12.4	$4.2

In 2016, the Company recognized restructuring and integration charges within the Fitness segment, primarily related to the acquisitions of Cybex International, Inc. (Cybex) and Indoor Cycling Group GmbH (ICG).

In the fourth quarters of 2016 and 2015, the Company recognized impairment charges within the Corporate segment, primarily in connection with its decision to sell its corporate headquarters facility in Lake Forest, Illinois.

In the fourth quarter of 2016, the Company also recorded restructuring charges related to the realignment of certain executive positions within the Boat segment. The Company plans to achieve annual savings of approximately $1 million related to this action, with the full benefit being realized in 2018. Future cost savings will primarily be reflected in Selling, general and administrative expense as reported in the Company's Consolidated Statements of Operations.

In 2015, the Company recorded impairment charges for certain long-lived assets in Brazil as a result of unfavorable market conditions and declining currency values.

In the fourth quarter of 2015, the Company recorded charges related to the restructuring of personnel, primarily within the Boat segment and IT organizations. The Company did not incur additional charges in 2016 related to these actions and achieved annual savings of approximately $3 million. Cost savings are reflected in Selling, general and administrative expense as reported in the Company's Consolidated Statements of Operations.

See Note 3 – Restructuring, Integration and Impairment Activities in the Notes to Consolidated Financial Statements for further details.

On January 18, 2017, the Company announced the appointment of Jaime Irick as the president of the Fitness segment. In 2017, the Company anticipates it will incur restructuring and integration charges of approximately $11 million to $13 million within the Fitness segment as a result of the integration of Cybex and the management transition discussed above.

Matters Affecting Comparability

Certain events occurred during 2016, 2015 and 2014 that the Company believes affect the comparability of the results of operations. The tables below summarize the impact of changes in currency exchange rates as well as the impact of recent acquisitions on the Company's net sales:

	Net Sales			2016 vs. 2015 % Change			2015 vs. 2014 % Change
(in millions)	2016	2015	2014	GAAP	Constant Currency	Acquisition Contribution	GAAP	Constant Currency	Acquisition Contribution
Marine Engine	$2,441.1	$2,314.3	$2,189.4	5%	6%	1%	6%	10%	4%
Boat	1,369.9	1,274.6	1,135.8	7%	8%	1%	12%	16%	—%
Marine eliminations	(302.9)	(277.8)	(255.8)
Total Marine	3,508.1	3,311.1	3,069.4	6%	6%	1%	8%	12%	2%

Fitness	980.4	794.6	769.3	23%	24%	19%	3%	7%	1%
Total	$4,488.5	$4,105.7	$3,838.7	9%	10%	5%	7%	11%	2%

Changes in foreign currency rates. Percentage changes in net sales expressed in constant currency reflect the impact that changes in currency exchange rates had on comparisons of net sales. To determine this information, net sales transacted in currencies other than U.S. dollars have been translated to U.S. dollars using the average exchange rates that were in effect during the comparative period. The percentage change in net sales expressed on a constant currency basis better reflects the changes in the underlying business trends, excluding the impact of translation arising from foreign currency exchange rate fluctuations. Approximately 20 percent of the Company's annual net sales are transacted in a currency other than the U.S. dollar. The Company's most material exposures include sales in Euros, Canadian dollars, Australian dollars, British pounds and Brazilian reais.

Additionally, operating earnings comparisons were negatively affected by foreign exchange rates by approximately $14 million, or 4 percent, in 2016 when compared with 2015, and were negatively affected by foreign exchange rates by approximately $28 million, or 8 percent, in 2015 when compared with 2014. These estimates include the impact of translation on all sales and costs transacted in a currency other than the U.S. dollar, benefits from hedging activities of $3 million and $12 million for 2016 and 2015, respectively, and pricing actions in certain international markets in response to the strengthening U.S. dollar.

Acquisitions. The Company completed acquisitions during 2016, 2015 and 2014 that affect the comparability of net sales. The impacts on consolidated and segment sales comparisons are reflected above. Refer to Note 4 – Acquisitions in the Notes to Consolidated Financial Statements for further information.

Pension settlement charges. In the fourth quarters of 2016, 2015 and 2014, the Company recognized $55.1 million, $82.3 million and $27.9 million of charges, respectively, related to actions taken to settle a portion of its pension obligations. These actions included transferring certain plan obligations to a third party by purchasing annuities on behalf of plan participants in 2016 and 2015 and making lump-sum payments directly to certain plan participants in 2015 and 2014. These costs are reflected in Pension settlement charge on the Consolidated Statements of Operations. See Note 17 – Postretirement Benefits in the Notes to Consolidated Financial Statements for further details.

Restructuring, integration and impairment charges.  During 2016, the Company recorded restructuring, integration and impairment charges of $15.6 million, compared with charges of $12.4 million in 2015 and $4.2 million in 2014. See Note 3 – Restructuring, Integration and Impairment Activities in the Notes to Consolidated Financial Statements for further details.

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

Tax items. The Company recognized an income tax provision in 2016 of $115.3 million, which included a net charge of $1.1 million primarily associated with the impact of recent changes in tax law, partially offset by the reassessment of tax reserves and favorable valuation allowance adjustments. The Company recognized an income tax provision of $87.8 million in 2015, which included a net tax benefit of $12.1 million, primarily associated with the internal restructuring of foreign entities and settling prior year audits. The Company recognized an income tax provision in 2014 of $93.0 million, which included a net benefit of $6.4 million primarily associated with the reversal of tax valuation allowance reserves.

See Note 12 – Income Taxes in Notes to Consolidated Financial Statements for further details.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014:

				2016 vs. 2015 Increase/(Decrease)		2015 vs. 2014 Increase/(Decrease)
(in millions, except per share data)	2016	2015	2014	$	%	$	%
Net sales	$4,488.5	$4,105.7	$3,838.7	$382.8	9.3%	$267.0	7.0%
Gross margin (A)	1,225.1	1,114.6	1,036.8	110.5	9.9%	77.8	7.5%
Pension settlement charge	55.1	82.3	27.9	(27.2)	(33.0)%	54.4	NM
Restructuring, integration and impairment charges	15.6	12.4	4.2	3.2	25.8%	8.2	NM
Operating earnings	409.0	331.7	328.5	77.3	23.3%	3.2	1.0%
Net earnings from continuing operations(B)	274.4	227.4	194.9	47.0	20.7%	32.5	16.7%

Diluted earnings per common share from continuing operations (B)	$2.98	$2.41	$2.05	$0.57	23.7%	$0.36	17.6%

Expressed as a percentage of Net sales:
Gross margin	27.3%	27.1%	27.0%		20 bpts		10 bpts
Selling, general and administrative expense	13.5%	13.7%	14.5%		(20) bpts		(80) bpts
Research and development expense	3.1%	3.1%	3.1%		0 bpts		(0) bpts
Operating margin	9.1%	8.1%	8.6%		100 bpts		(50) bpts
__________

NM = not meaningful
bpts = basis points

(A)	Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Operations.

(B)	Net earnings from continuing operations in 2014 includes a $20.2 million charge for an impairment of an equity method investment.

2016 vs. 2015

Net sales increased during 2016 when compared with 2015 due to increases across all segments. Marine Engine segment net sales increased due to strong growth in the marine parts and accessories businesses as well as solid growth in outboard engines. Both of these categories benefited from favorable market conditions and market share gains while sterndrive engines declined, reflecting unfavorable demand trends. Boat segment net sales increased due to strong growth rates in fiberglass outboard boats as well as solid growth rates in aluminum boats and fiberglass sterndrive and inboard boats. Fitness segment net sales increased, reflecting the benefit of recent acquisitions and growth in international markets while revenues in the U.S. increased modestly. International net sales for the Company increased 6 percent in 2016 on a GAAP basis when compared with 2015. On a constant currency basis, international net sales increased 7 percent in 2016 driven by strong increases in European and Asia-Pacific markets, partially offset by decreases in Latin America, especially Brazil, and Africa and the Middle East.

Gross margin percentage increased slightly in 2016 when compared with the same prior year period related to benefits from volume increases and cost reductions, including benefits from efficiency and sourcing initiatives as well as lower commodity costs, partially offset by the unfavorable impact from foreign exchange.

Selling, general and administrative expense decreased as a percentage of net sales during 2016 when compared with 2015, mainly due to higher net sales partially offset by increases related to acquisitions and investments to support growth.

Research and development expense increased in 2016 when compared with 2015 as the Company continued to increase its funding of investments in new products, but remained flat as a percentage of net sales.

In 2016 and 2015, the Company recorded $55.1 million and $82.3 million, respectively, of charges related to pension settlement payments as discussed in Note 17 – Postretirement Benefits in the Notes to Consolidated Financial Statements.

During 2016, the Company recorded restructuring, integration and impairment charges of $15.6 million compared with $12.4 million in 2015. See Note 3 – Restructuring, Integration and Impairment Activities in the Notes to Consolidated Financial Statements for further details.

The Company recognized equity earnings of $4.3 million and $3.7 million in 2016 and 2015, respectively, which were mainly related to the Company's marine joint ventures. The Company recognized $2.1 million and $5.4 million in 2016 and 2015, respectively, in Other income, net, which includes unfavorable foreign exchange adjustments in 2016 and the amortization of deferred income related to a trademark licensing agreement with AMF Bowling Centers, Inc (AMF) in both periods. See Note 2 – Discontinued Operations for discussion of the trademark agreement with AMF.

Net interest expense increased slightly in 2016 compared with 2015.

The Company recognized an income tax provision in 2016 of $115.3 million, which included a net charge of $1.1 million primarily associated with the impact of recent changes in tax law partially offset by the reassessment of tax reserves and favorable valuation allowance adjustments. The Company recognized an income tax provision of $87.8 million in 2015, which included a net tax benefit of $12.1 million, primarily associated with the internal restructuring of foreign entities and settling prior year audits. The effective tax rate, which is calculated as the income tax benefit or provision as a percentage of pre-tax income, was 29.6 percent and 27.9 percent for 2016 and 2015, respectively. See Note 12 – Income Taxes in the Notes to Consolidated Financial Statements for further details.

Operating earnings, Net earnings from continuing operations and Diluted earnings per common share from continuing operations increased in 2016 when compared with 2015, primarily due to the factors discussed in the preceding paragraphs. Diluted earnings per common share from continuing operations also benefited from the impact of common stock repurchases.

Diluted earnings from continuing operations per common share, as adjusted – defined as Diluted earnings from continuing operations per common share, excluding the earnings or loss per share impact for Pension settlement charge, Restructuring, integration and impairment charges and special tax items – increased by $0.55 per share, or 19 percent, to $3.48 per share for 2016 when compared with $2.93 per share for 2015. For 2016, Pension settlement charge was $0.38 per share, Restructuring, integration and impairment charges were $0.11 per share and special tax items were a net charge of $0.01 per share. In 2015, Pension settlement charge was $0.54 per share, Restructuring, integration and impairment charges were $0.11 per share and special tax items were a net benefit of $0.13 per share.

2015 vs. 2014

Net sales increased during 2015 when compared with 2014 on both a GAAP basis and a constant currency basis due to increases across all segments, all of which benefited from the success of new products. Marine Engine segment net sales increased due to solid growth in the marine parts and accessories businesses, which benefited from acquisitions, as well as solid increases in outboard engines, which benefited from market share gains, partially offset by declines in sterndrive engines. Boat segment net sales increased due to strong growth rates in fiberglass outboard boats and fiberglass sterndrive and inboard boats, as well as solid gains in the sales of aluminum boats. The Boat segment's net sales also reflected higher average selling prices resulting from a favorable shift in mix and growth in wholesale unit shipments. Fitness segment net sales included growth in the U.S. to health clubs, local and federal governments and hospitality customers. Fitness segment net sales also benefited from an acquisition in the third quarter of 2015. International net sales for the Company decreased 4 percent in 2015 on a GAAP basis when compared with 2014. On a constant currency basis, international net sales increased 7 percent in 2015 driven by strong increases in European and Asia-Pacific markets, partially offset by decreases in Latin America, especially Brazil.

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

Research and development expense increased in 2015 when compared with 2014 as the Company increased investment spending to support long-term growth initiatives.

In 2015 and 2014, the Company recorded an $82.3 million and $27.9 million, respectively, charge related to pension settlement payments as discussed in Note 17 – Postretirement Benefits in the Notes to Consolidated Financial Statements.

During 2015, the Company recorded restructuring charges of $12.4 million compared with $4.2 million in 2014.  See Note 3 – Restructuring, Integration and Impairment Activities in the Notes to Consolidated Financial Statements for further details.

In 2014, the Company recorded a $20.2 million impairment charge for an equity method investment as discussed in Note 9 – Investments in the Notes to Consolidated Financial Statements.

The Company recognized equity earnings of $3.7 million and $1.8 million in 2015 and 2014, respectively, which were mainly related to the Company's marine joint ventures. The Company recognized $5.4 million and $6.5 million in 2015 and 2014, respectively, in Other income, net, which includes the amortization of deferred income related to a trademark licensing agreement with AMF Bowling Centers, Inc as discussed in Note 2 – Discontinued Operations.

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

Operating earnings, Net earnings from continuing operations and Diluted earnings per common share from continuing operations increased in 2015 when compared with 2014, primarily due to the factors discussed in the preceding paragraphs. Diluted earnings per common share from continuing operations also benefited from the impact of common stock repurchases.

Diluted earnings from continuing operations per common share, as adjusted – defined as Diluted earnings from continuing operations per common share, excluding the earnings or loss per share impact for Pension settlement charge, Restructuring, integration and impairment charges, Impairment of equity method investment and special tax items – increased by $0.51 per share, or 21 percent, to $2.93 per share for 2015 when compared with $2.42 per share for 2014. For 2015, Pension settlement charge was $0.54 per share, Restructuring, integration and impairment charges were $0.11 per share and special tax items were a net benefit of $0.13 per share. In 2014, Pension settlement charge was $0.19 per share, Restructuring, integration and impairment charges were $0.04 per share, Impairment charge for an equity investment was $0.21 per share and special tax items were a net benefit of $0.07 per share.

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

Segments

The Company operates in three operating and reportable segments: Marine Engine, Boat and Fitness. Refer to Note 6 – Segment Information in the Notes to Consolidated Financial Statements for details on the segment operations.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the years ended December 31, 2016, 2015 and 2014:

				2016 vs. 2015 Increase/(Decrease)		2015 vs. 2014 Increase/(Decrease)
(in millions)	2016	2015	2014	$	%	$	%
Net sales	$2,441.1	$2,314.3	$2,189.4	$126.8	5.5%	$124.9	5.7%
Operating earnings	378.0	350.4	309.1	27.6	7.9%	41.3	13.4%
Operating margin	15.5%	15.1%	14.1%		40 bpts		100 bpts
__________

bpts = basis points

2016 vs. 2015

Net sales for the Marine Engine segment increased in 2016 when compared with 2015. The increase was mainly due to strong growth in the marine parts and accessories businesses, which included benefits from favorable market trends, market share gains, acquisitions during 2016 and 2015 and new product launches. The segment also experienced a solid increase in outboard engine net sales, driven by continued favorable retail demand trends in overall U.S. and European markets and market share gains, reflecting benefits from recently launched products. The segment reported a decrease in sterndrive engine net sales due to the continuing shift to outboards and unfavorable global retail demand trends. Acquisitions completed in 2016 and 2015 accounted for 1 percentage point of the Marine Engine segment's overall revenue growth rate in 2016. International net sales were 32 percent of the segment's net sales in 2016, and increased 4 percent from the prior year on a GAAP basis. On a constant currency basis, international net sales increased 5 percent in 2016, which included gains in Europe, Asia-Pacific and Canada, partially offset by declines in Africa and the Middle East and Latin America.

Marine Engine segment operating earnings increased in 2016 as a result of higher net sales and cost reductions, including benefits from efficiency and sourcing initiatives as well as lower commodity costs. Partially offsetting these factors were an unfavorable impact from foreign exchange and growth-related investments including new product development activities.

2015 vs. 2014

Net sales for the Marine Engine segment increased in 2015 when compared with 2014. The increase was mainly due to solid growth in net sales in the marine parts and accessories businesses, which benefited from acquisitions completed in 2015 and 2014, new product launches and market share gains. The segment also experienced a solid increase in outboard engine net sales, driven by continued favorable retail demand trends and the success of recently launched new products. Partially offsetting these factors was an unfavorable impact from foreign exchange and a decrease in sterndrive engine net sales due to continuing unfavorable global retail demand trends. Acquisitions completed in 2015 and 2014 accounted for 4 percentage points of the Marine Engine segment's overall revenue growth rate in 2015. International net sales were 37 percent of the segment's net sales in 2015, a decrease of 5 percent from the prior year on a GAAP basis. On a constant currency basis, international net sales increased 10 percent in 2015, which included increases in most international regions, which more than offset weakness in Russia and Latin America, especially Brazil.

Marine Engine segment operating earnings increased in 2015 as a result of higher net sales, a favorable product mix including benefits from recently launched outboard products, and cost reductions, including benefits from plant efficiencies, lower commodity costs and savings related to sourcing initiatives. Partially offsetting these factors were the unfavorable effects of foreign exchange.

Boat Segment

The following table sets forth Boat segment results for the years ended December 31, 2016, 2015 and 2014:

				2016 vs. 2015 Increase/(Decrease)		2015 vs. 2014 Increase/(Decrease)
(in millions)	2016	2015	2014	$	%	$	%
Net sales	$1,369.9	$1,274.6	$1,135.8	$95.3	7.5%	$138.8	12.2%
Restructuring, integration and impairment charges (A)	0.6	7.7	1.5	(7.1)	NM	6.2	NM
Operating earnings	60.8	37.6	17.2	23.2	61.7%	20.4	NM
Operating margin	4.4%	2.9%	1.5%		150 bpts		140 bpts
__________

NM = not meaningful
bpts = basis points

(A)	See Note 3 – Restructuring, Integration and Impairment Activities in the Notes to Consolidated Financial Statements for further details.

2016 vs. 2015

Boat segment net sales increased in 2016 when compared with 2015 due to growth in fiberglass outboard boats, aluminum boats and fiberglass sterndrive and inboard boats. Net sales growth benefited from higher average selling prices, resulting from a favorable shift in mix as well as a slight increase in global wholesale unit shipments; however, the increase was slightly below global retail unit growth for the year. Additionally, net sales benefited from recently introduced new products and market share gains. An acquisition accounted for 1 percentage point of the Boat segment's overall revenue growth rate in 2016. International net sales were 25 percent of the segment's net sales in 2016, a decrease of 4 percent from the prior year on a GAAP basis. On a constant currency basis, international net sales decreased 3 percent when compared with the same prior year period, mainly due to net sales decreases in Latin America, especially Brazil, Canada and Africa and the Middle East, partially offset by increases in the Europe and Asia-Pacific regions.

Boat segment operating earnings increased in 2016 when compared with 2015 due to lower restructuring and impairment charges, higher net sales and benefits from lower commodity costs and savings related to sourcing initiatives. These factors were partially offset by increases in revenue and profit-enhancing investments.

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

The Boat segment operating earnings increased in 2015 when compared with 2014 due to higher net sales and a more favorable product mix, as well as lower commodity costs and savings related to sourcing initiatives and cost reductions, partially offset by higher restructuring and impairment charges, planned manufacturing cost increases associated with new product integrations, plant capacity expansions and production ramp-ups.

Fitness Segment

The following table sets forth Fitness segment results for the years ended December 31, 2016, 2015 and 2014:

				2016 vs. 2015 Increase/(Decrease)		2015 vs. 2014 Increase/(Decrease)
(in millions)	2016	2015	2014	$	%	$	%
Net sales	$980.4	$794.6	$769.3	$185.8	23.4%	$25.3	3.3%
Restructuring, integration and impairment charges (A)	12.7	—	—	12.7	NM	—	—%
Operating earnings	117.3	116.5	115.3	0.8	0.7%	1.2	1.0%
Operating margin	12.0%	14.7%	15.0%		(270) bpts		(30) bpts
__________

NM = not meaningful
bpts = basis points

(A)	See Note 3 – Restructuring, Integration and Impairment Activities in the Notes to Consolidated Financial Statements for further details.

2016 vs. 2015

Fitness segment net sales increased in 2016 when compared with 2015. Acquisitions completed in 2016 and 2015 contributed 19 percentage points to the Fitness segment's revenue growth rate in 2016. Net sales also benefited from overall growth in international markets as well as growth in the U.S., reflecting increased sales to commercial fitness customers including the impact of declines in sales to local and federal governments. International net sales were 45 percent of the segment's net sales in 2016 and increased 19 percent compared with the prior year on a GAAP basis. On a constant currency basis and excluding acquisitions, the segment's international net sales increased 7 percent when compared with the prior year due to strength in Asia-Pacific and Europe, partially offset by slight declines in other international markets.

Fitness segment operating earnings increased slightly in 2016 when compared with the prior year. The increase was primarily due to higher net sales, mostly offset by increased restructuring and integration costs, increases in growth-related investments, a net unfavorable impact of sales mix and purchase accounting adjustments related to the three acquisitions completed since 2015.

2015 vs. 2014

Fitness segment net sales increased in 2015 when compared with 2014 on both a GAAP basis and a constant currency basis, reflecting higher sales in the U.S. to health clubs, local and federal governments and hospitality customers. The acquisition of SCIFIT accounted for 1 percentage point of the Fitness segment's overall revenue growth rate in 2015. Net sales in all regions benefited from recently introduced successful new products. International net sales were 46 percent of the segment's net sales in 2015 and decreased 2 percent compared with the same prior year period on a GAAP basis. On a constant currency basis the segment's international net sales increased 7 percent when compared with the same prior year period due to net sales increases in certain regions including Asia-Pacific, Europe and the Middle East.

Fitness segment operating earnings increased slightly in 2015 compared with 2014 due to higher net sales, cost reductions and savings related to sourcing initiatives, partially offset by an unfavorable impact from foreign exchange, the absence of a favorable warranty adjustment in the first quarter of 2014 and transaction costs associated with the segment's acquisition strategy.

Corporate/Other

The following table sets forth Corporate/Other results for the years ended December 31, 2016, 2015 and 2014:

				2016 vs. 2015 Increase/(Decrease)		2015 vs. 2014 Increase/(Decrease)
(in millions)	2016	2015	2014	$	%	$	%
Restructuring, integration and impairment charges (A)	$2.3	$4.7	$2.7	$(2.4)	(51.1)%	$2.0	74.1%
Operating loss	(77.3)	(78.8)	(70.4)	(1.5)	(1.9)%	8.4	11.9%

(A)	See Note 3 – Restructuring, Integration and Impairment Activities in the Notes to Consolidated Financial Statements for further details.

Corporate operating expenses decreased in 2016 compared with 2015 due mostly to the decline in restructuring and impairment charges.

Corporate operating expenses increased in 2015 compared with 2014 due to increased charges relating to share-based compensation expense and higher restructuring and impairment charges.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the years ended December 31, 2015, 2014 and 2013:

(in millions)	2016	2015	2014
Net cash provided by operating activities of continuing operations	$425.7	$338.3	$246.9
Net cash provided by (used for):
Capital expenditures	(193.9)	(132.5)	(124.8)
Proceeds from the sale of property, plant and equipment	1.9	2.4	5.8
Effect of exchange rate changes on cash and cash equivalents	0.1	(15.6)	(11.6)
Total free cash flow from continuing operations (A)	$233.8	$192.6	$116.3

(A) The Company defines Free cash flow from continuing operations as cash flow from operating and investing activities of continuing operations (excluding cash provided by or used for acquisitions and investments, transfers to/reductions in restricted cash, purchases or sales/maturities of marketable securities and other investing activities) and the effect of exchange rate changes on cash and cash equivalents. Free cash flow from continuing operations is not intended as an alternative measure of cash flow from operations, as determined in accordance with generally accepted accounting principles (GAAP) in the United States. The Company uses this financial measure, both in presenting its results to shareholders and the investment community and in its internal evaluation and management of its businesses.  Management believes that this financial measure and the information it provides are useful to investors because it permits investors to view Brunswick’s performance using the same tool that management uses to gauge progress in achieving its goals. Management believes that the non-GAAP financial measure Free cash flow from continuing operations is also useful to investors because it is an indication of cash flow that may be available to fund investments in future growth initiatives.

Brunswick’s major sources of funds for investments, acquisitions, dividend payments and share repurchase programs are cash generated from operating activities, available cash and marketable securities balances and selected borrowings.  The Company evaluates potential acquisitions, divestitures and joint ventures in the ordinary course of business.

2016 Cash Flow

In 2016, net cash provided by operating activities of continuing operations totaled $425.7 million. The primary driver of the cash provided by operating activities was net earnings from continuing operations net of non-cash expense items. An increase in working capital had a negative effect on net cash provided by operating activities. Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Consolidated Balance Sheets excluding the impact of acquisitions and non-cash adjustments. Net inventories increased by $48.2 million due to increases in production to support higher sales volumes. Accrued expenses decreased $20.8 million which included the impact of the payments of deferred compensation in connection with recent executive management transitions. Partially offsetting these items was an increase in Accounts payable of $39.2 million, which was partially due to the timing of payments.

Net cash used for investing activities of continuing operations during 2016 totaled $484.5 million, which included capital expenditures of $193.9 million. The Company's capital spending is focused on new product introductions, capacity expansion projects in all segments and other high priority, profit-enhancing projects. Cash paid for acquisitions, net of cash acquired, totaled $276.1 million. See Note 4 – Acquisitions in the Notes to Consolidated Financial Statements for further details on the Company's acquisitions. Additionally, the Company had net purchases of marketable securities of $24.3 million during the year. See Note 9 – Investments in the Notes to Consolidated Financial Statements for further details on the Company's investments.

Cash flows used for financing activities of continuing operations were $172.4 million during 2016. The cash outflow was primarily the result of common stock repurchases and cash dividends paid to common stock shareholders.

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

Net cash used for investing activities of continuing operations during 2015 totaled $84.3 million, which included capital expenditures of $132.5 million. The Company's capital spending was focused on new product introductions, capacity expansion projects in all segments, and other high priority, profit-enhancing projects. Cash paid for the acquisitions of BLA, SCIFIT and Garelick net of cash acquired, totaled $29.7 million. See Note 4 – Acquisitions in the Notes to Consolidated Financial Statements for further details on the Company's acquisitions. The Company had net proceeds from marketable securities of $71.7 million in 2015. See Note 9 – Investments in the Notes to Consolidated Financial Statements for further details on the Company's investments.

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

Net cash used for investing activities of continuing operations during 2014 totaled $239.9 million, which included capital expenditures of $124.8 million. The Company's capital spending was focused on new product introductions and growth initiatives, capacity expansion projects in all segments, and high priority, profit-maintaining capital and investments targeting operating cost reductions. The Company also had net purchases of marketable securities of $70.5 million in 2014. Cash paid for the acquisitions of Whale and Bell, net of cash acquired, totaled $41.5 million in 2014. The Company also transferred $9.1 million to restricted cash in 2014. Partially offsetting these items were $5.8 million in proceeds from the sale of property, plant and equipment in the normal course of business mainly in the Company's Boat segment.

Cash flows used for financing activities of continuing operations were $60.7 million during 2014. The cash outflow was primarily the result of cash dividends paid to common stock shareholders and common stock repurchases.

Liquidity and Capital Resources

The Company views its highly liquid assets as of December 31, 2016 and 2015 as:

(in millions)	2016	2015
Cash and cash equivalents	$422.4	$657.3
Short-term investments in marketable securities	35.8	11.5
Total cash, cash equivalents and marketable securities	$458.2	$668.8

The following table sets forth an analysis of Total liquidity as of December 31, 2016 and 2015:

(in millions)	2016	2015
Cash, cash equivalents and marketable securities	$458.2	$668.8
Amounts available under lending facilities(A)	295.7	296.2
Total liquidity (B)	$753.9	$965.0

(A) In June 2016, the Company amended and restated its existing credit agreement, dated as of March 2011, as amended and restated as of June 2014. See Note 16 – Debt in the Notes to Consolidated Financial Statements for further details on the Company's lending facility.
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

Cash, cash equivalents and marketable securities totaled $458.2 million as of December 31, 2016, a decrease of $210.6 million from $668.8 million as of December 31, 2015. Total debt as of December 31, 2016 and December 31, 2015 was $442.4 million and $448.5 million, respectively.  The Company's debt-to-capitalization ratio improved to 23.5 percent as of December 31, 2016, from 25.9 percent as of December 31, 2015.

Management believes that the Company has adequate sources of liquidity to meet the Company's short-term and long-term needs. The next significant long-term debt maturity is not until 2021.

The Company has executed share repurchases against authorization approved by the Board of Directors in 2014 and 2016. In 2016, the Company repurchased $120 million of stock under these authorizations and as of December 31, 2016, the remaining authorization was $240 million. The Company plans to repurchase approximately $100 million of shares in 2017.

Quarterly dividend payments in 2017 are expected to be consistent with 2016 levels.

The Company's plan assumes an increase in net earnings in 2017 when compared with 2016. The Company plans to make cash contributions to its defined benefit pension plans of approximately $75 million in 2017. Net activity in working capital is projected to reflect a usage of cash in 2017 in the range of $30 million to $50 million. Additionally, the Company is planning for capital expenditures of approximately $185 million to $195 million, reflecting substantial new product investments in the outboard engine and fitness businesses and continued capacity investments to support new products and growth. Including these factors, the Company plans to generate free cash flow in 2017 in excess of $250 million.

The aggregate funded status of the Company's qualified defined benefit pension plans, measured as a percentage of the projected benefit obligation, was approximately 78 percent at December 31, 2016 compared with approximately 74 percent at December 31, 2015. As of December 31, 2016, the Company's qualified defined benefit pension plans were underfunded on an aggregate projected benefit obligation basis by $199.1 million which represented a $63.3 million improvement from 2015. This improvement was due to contributions of $70 million and strong asset returns, partially offset by a decrease in the discount rate. See Note 17 – Postretirement Benefits in the Notes to Consolidated Financial Statements for more details.

The Company contributed $70.0 million to its qualified defined benefit pension plans both in 2016 and 2015. The Company also contributed $4.6 million and $3.6 million to fund benefit payments in its nonqualified defined benefit pension plan in 2016 and 2015, respectively. Planned Company contributions for 2017 are subject to change based on market conditions, pension funding regulations and Company discretion.

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

Contractual Obligations

The following table sets forth a summary of the Company's contractual cash obligations as of December 31, 2016:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Debt (A)	$449.7	$5.9	$11.4	$158.2	$274.2
Interest payments on long-term debt	216.1	26.2	52.4	52.4	85.1
Operating leases (B)	151.3	37.6	56.0	24.5	33.2
Purchase obligations (C)	224.3	222.5	1.8	—	—
Deferred management compensation (D)	44.8	5.1	2.0	2.0	35.7
Other long-term liabilities (E)	165.5	23.1	85.8	33.8	22.8
Total contractual obligations	$1,251.7	$320.4	$209.4	$270.9	$451.0

(A)
See Note 16 – Debt in the Notes to Consolidated Financial Statements for additional information on the Company's debt. “Debt” refers to future cash principal payments. Debt also includes the Company's capital leases as discussed in Note 21 – Leases in the Notes to Consolidated Financial Statements.

(B)	See Note 21 – Leases in the Notes to Consolidated Financial Statements for additional information.

(C)	Purchase obligations represent agreements with suppliers and vendors at the end of 2016 for raw materials and other supplies as part of the normal course of business.

(D)	Amounts primarily represent long-term deferred compensation plans for Company management. Payments are assumed to be equal to the remaining liability.

(E)
Other long-term liabilities include amounts recorded as secured obligations for lease and other long-term receivables originated by the Company and assigned to third parties where the transfer of assets do not meet the conditions for a sale as a result of the Company's contingent obligation to repurchase the receivables in the event of customer non-payment. Amounts above also include obligations under deferred revenue arrangements and future projected payments related to the Company's nonqualified pension plans. The Company is not required to make any contributions to the qualified pension plan in 2017; however, $4.1 million of scheduled retiree health care and life insurance benefit plan payments due within one year are included in other long-term liabilities. Due to the high degree of uncertainty regarding the potential future cash outflows associated with these plans, the Company is unable to provide a reasonably reliable estimate of the amounts and periods in which any additional liabilities might be paid beyond 2017.

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

Revenue Recognition and Sales Incentives. Brunswick's revenue is derived primarily from the sale of boats, marine engines, marine parts and accessories, fitness equipment and active recreation products. Revenue is recognized in accordance with the terms of the sale, primarily upon shipment to customers, once the sales price is fixed or determinable and collectability is reasonably assured. Brunswick offers discounts and sales incentives that include retail promotions and rebates that are recorded as reductions of revenues in Net sales in the Consolidated Statements of Operations. The estimated liability and reduction in revenues for sales incentives is recorded at the later of when the program has been communicated to the customer or at the time of sale. Revenues from freight are included as a part of Net sales in the Consolidated Statements of Operations, whereas shipping, freight and handling costs are included in Cost of sales.

In May 2014, the FASB issued a final standard on revenue recognition that will supersede most current revenue recognition guidance. Refer to Note 1 – Significant Accounting Policies for further discussion of the new revenue recognition standard.

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

Goodwill and Other Intangibles. Goodwill and other intangible assets primarily result from business acquisitions. The excess of cost over net assets of businesses acquired is recorded as goodwill. The Company reviews these assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. All three of the Company's reporting units have a goodwill balance.

For both 2016 and 2015, the Company determined through qualitative assessment that it was not “more likely than not” that the fair values of its reporting units are less than their carrying values; as a result, the Company was not required to perform the two-step impairment test in either year. The Company did not record any goodwill impairments in 2016, 2015 or 2014.

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

The Company did not record any intangible asset impairments during 2016, 2015 or 2014.

Long-Lived Assets. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of its definite-lived intangible assets--excluding goodwill and indefinite-lived trade names--and other long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. Once an impairment indicator is identified, the Company tests for recoverability of the related asset group using an estimate of undiscounted cash flows over the remaining asset group's life. If an asset group's carrying value is not recoverable, the Company records an impairment loss based on the excess of the carrying value of the asset group over the long-lived asset group's fair value. Fair value is determined using observable inputs, including the use of appraisals from independent third parties, when available, and, when observable inputs are not available, based on the Company's assumptions of the data that market participants would use in pricing the asset or liability, based on the best information available in the circumstances. Specifically, the Company uses discounted cash flows to determine the fair value of the asset when observable inputs are unavailable. The Company tested its long-lived asset balances for impairment as indicators presented themselves during 2016, 2015 or 2014, resulting in impairment charges of $2.4 million, $11.9 million and $1.5 million, respectively, which are recognized in Restructuring, integration and impairment charges and Selling, general and administrative expense in the Consolidated Statements of Operations.

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

Recent Accounting Pronouncements

See Note 1 – Significant Accounting Policies in the Notes to Consolidated Financial Statements for the recent accounting pronouncements that have been adopted during the year ended December 31, 2016, or will be adopted in future periods.

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

The Company uses foreign currency forward and option contracts to manage foreign exchange rate exposure related to anticipated transactions, and assets and liabilities that are subject to risk from foreign currency rate changes. The Company's principal currency exposures relate to the Euro, Japanese yen, Canadian dollar, Australian dollar, British pound and Brazilian real. The Company hedges certain anticipated transactions with financial instruments whose maturity date, along with the realized gain or loss, occurs on or near the execution of the anticipated transaction. The Company manages foreign currency exposure of certain assets or liabilities through the use of derivative financial instruments such that the gain or loss on the derivative financial instrument offsets the loss or gain recognized on the asset or liability, respectively.

Certain raw materials the Company uses are exposed to the effect of changing commodity prices. Accordingly, the Company may use commodity swap agreements, futures contracts and supplier agreements to manage fluctuations in prices of anticipated purchases of certain raw materials, including aluminum, copper and natural gas.

From time-to-time, the Company enters into forward-starting interest rate swaps to hedge the interest rate risk associated with the future issuance of long-term debt. There were no forward-starting interest rate swaps outstanding at December 31, 2016 and 2015. The Company uses fixed-to-floating interest rate swaps to convert a portion of the Company's long-term debt from fixed-to-floating rate debt. An interest rate swap is entered into with the expectation that the change in the fair value of the interest rate swap will offset the change in the fair value of the debt instrument attributable to changes in the benchmark interest rate. Each period, the change in the fair value of the interest rate swap asset or liability is recorded as a change in the fair value of the corresponding debt instrument.

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

(in millions)	2016	2015
Risk Category
Foreign exchange	$36.1	$34.1
Commodity prices (A)	—	0.7
Interest rates	1.8	1.8

(A)	As of December 31, 2016, there were no outstanding derivative financial instruments related to commodities.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedule on page 44.

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

Management's Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included a report of management's assessment of the effectiveness of its internal control over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Management's report is included in the Company's 2016 Financial Statements under the captions entitled “Report of Management on Internal Control Over Financial Reporting” and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information pursuant to this Item with respect to our Directors, the Company's Audit Committee and the Company's code of ethics is incorporated by reference from the discussion under the headings Proposal No. 1: Election of Directors and Corporate Governance in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2017 (Proxy Statement). Information pursuant to this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the discussion under the heading Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement.

The information required by Item 401 of Regulation S-K regarding executive officers is included under “Executive Officers of the Registrant” following Item 4 in Part I of this Annual Report.

Item 11. Executive Compensation

Information pursuant to this Item with respect to compensation paid to our Directors is incorporated by reference from the discussion under the heading Director Compensation in the Proxy Statement. Information pursuant to this Item with respect to executive compensation is incorporated by reference from the discussion under the heading Executive Compensation in the Proxy Statement.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The financial statements and schedule filed as part of this Annual Report on Form 10-K are listed in the accompanying Index to Financial Statements and Financial Statement Schedule on page 44. The exhibits filed as a part of this Annual Report are listed in the accompanying Exhibit Index on page 101.

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

The Company's management is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Based on the Company's evaluation under the framework in Internal Control - Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2016. The effectiveness of internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its attestation report, which is included herein.

Brunswick Corporation
Lake Forest, Illinois
February 17, 2017

BRUNSWICK CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Brunswick Corporation
Lake Forest, Illinois

We have audited the internal control over financial reporting of Brunswick Corporation and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated February 17, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 17, 2017

BRUNSWICK CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Brunswick Corporation
Lake Forest, Illinois

We have audited the accompanying consolidated balance sheets of Brunswick Corporation and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brunswick Corporation and subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE AND TOUCHE LLP

Chicago, Illinois
February 17, 2017

BRUNSWICK CORPORATION Consolidated Statements of Operations

	For the Years Ended December 31
(in millions, except per share data)	2016	2015	2014
Net sales	$4,488.5	$4,105.7	$3,838.7
Cost of sales	3,263.4	2,991.1	2,801.9
Selling, general and administrative expense	606.2	562.3	556.6
Research and development expense	139.2	125.9	119.6
Pension settlement charge	55.1	82.3	27.9
Restructuring, integration and impairment charges	15.6	12.4	4.2
Operating earnings	409.0	331.7	328.5
Impairment of equity method investment	—	—	(20.2)
Equity earnings	4.3	3.7	1.8
Other income, net	2.1	5.4	6.5
Earnings before interest and income taxes	415.4	340.8	316.6
Interest expense	(27.5)	(27.8)	(29.9)
Interest income	1.8	2.2	1.2
Earnings before income taxes	389.7	315.2	287.9
Income tax provision	115.3	87.8	93.0
Net earnings from continuing operations	274.4	227.4	194.9

Discontinued operations:
Earnings (loss) from discontinued operations, net of tax	1.6	1.2	(1.8)
Gain on disposal of discontinued operations, net of tax	—	12.8	52.6
Net earnings from discontinued operations, net of tax	1.6	14.0	50.8
Net earnings	$276.0	$241.4	$245.7

Earnings per common share:
Basic
Earnings from continuing operations	$3.01	$2.45	$2.08
Earnings from discontinued operations	0.02	0.15	0.55
Net earnings	$3.03	$2.60	$2.63

Diluted
Earnings from continuing operations	$2.98	$2.41	$2.05
Earnings from discontinued operations	0.02	0.15	0.53
Net earnings	$3.00	$2.56	$2.58

Weighted average shares used for computation of:
Basic earnings per common share	91.2	93.0	93.6
Diluted earnings per common share	92.0	94.3	95.1

Cash dividends declared per common share	$0.615	$0.525	$0.45

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Consolidated Statements of Comprehensive Income

	For the Years Ended December 31
(in millions)	2016	2015	2014
Net earnings	$276.0	$241.4	$245.7
Other comprehensive income (loss), net of tax:
Foreign currency translation:
Foreign currency translation adjustments arising during period (A)	4.5	(41.9)	(26.2)
Less: reclassification of foreign currency translation included in Net earnings (B)	—	—	0.7
Net foreign currency translation	4.5	(41.9)	(25.5)
Defined benefit plans:
Net actuarial losses arising during period (A)	(10.2)	(14.1)	(83.7)
Less: amortization of prior service credits included in Net earnings (B)	(0.4)	(0.8)	(1.3)
Less: amortization of net actuarial losses included in Net earnings (B)	45.3	63.6	25.7
Net defined benefit plans	34.7	48.7	(59.3)
Derivatives:
Net gains on derivatives arising during period (A)	2.1	8.4	4.4
Less: reclassification adjustment included in Net earnings (B)	(1.8)	(8.8)	1.4
Net unrealized gains (losses) on derivatives	0.3	(0.4)	5.8
Other comprehensive income (loss)	39.5	6.4	(79.0)
Comprehensive income	$315.5	$247.8	$166.7

(A) The tax effects for the year ended December 31, 2016 were $(7.9) million for foreign currency translation, $5.4 million for net actuarial losses arising during the period and $(0.8) million for derivatives. The tax effects for the year ended December 31, 2015 were $(10.6) million for foreign currency translation, $10.4 million for net actuarial losses arising during the period and $(3.6) million for derivatives. The tax effects for the year ended December 31, 2014 were $8.9 million for foreign currency translation, $53.2 million for net actuarial losses arising during the period and $(2.1) million for derivatives.
(B) See Note 19 – Comprehensive Income for the tax effects for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Consolidated Balance Sheets

	As of December 31
(in millions)	2016	2015
Assets
Current assets
Cash and cash equivalents, at cost, which approximates fair value	$422.4	$657.3
Short-term investments in marketable securities	35.8	11.5
Total cash, cash equivalents and short-term investments in marketable securities	458.2	668.8
Restricted cash	11.2	12.7
Accounts and notes receivable, less allowances of $12.8 and $13.8	417.3	398.1
Inventories
Finished goods	502.7	444.4
Work-in-process	91.1	88.4
Raw materials	168.3	152.2
Net inventories	762.1	685.0
Prepaid expenses and other	39.7	39.8
Current assets	1,688.5	1,804.4

Property
Land	24.3	24.2
Buildings and improvements	406.4	351.8
Equipment	979.2	886.8
Total land, buildings and improvements and equipment	1,409.9	1,262.8
Accumulated depreciation	(892.3)	(861.4)
Net land, buildings and improvements and equipment	517.6	401.4
Unamortized product tooling costs	127.7	103.8
Net property	645.3	505.2

Other assets
Goodwill	413.8	298.7
Other intangibles, net	164.8	55.1
Equity investments	20.7	21.5
Deferred income tax asset	307.8	420.2
Other long-term assets	43.8	47.4
Other assets	950.9	842.9

Total assets	$3,284.7	$3,152.5

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Consolidated Balance Sheets

	As of December 31
(in millions)	2016	2015
Liabilities and shareholders’ equity
Current liabilities
Current maturities of long-term debt	$5.9	$6.0
Accounts payable	392.7	339.1
Accrued expenses	566.3	563.0
Current liabilities	964.9	908.1

Long-term liabilities
Debt	436.5	442.5
Deferred income tax liability	2.5	12.3
Postretirement benefits	276.3	347.5
Other	164.4	160.8
Long-term liabilities	879.7	963.1

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares; outstanding: 89,317,000 and 90,813,000 shares	76.9	76.9
Additional paid-in capital	382.0	408.0
Retained earnings	1,881.0	1,660.4
Treasury stock, at cost: 13,221,000, and 11,725,000 shares	(465.2)	(389.9)
Accumulated other comprehensive loss, net of tax:
Foreign currency translation	(51.9)	(56.4)
Defined benefit plans:
Prior service credits	(5.1)	(4.7)
Net actuarial losses	(372.0)	(407.1)
Unrealized losses on derivatives	(5.6)	(5.9)
Total accumulated other comprehensive loss, net of tax	(434.6)	(474.1)
Shareholders’ equity	1,440.1	1,281.3

Total liabilities and shareholders’ equity	$3,284.7	$3,152.5

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Consolidated Statements of Cash Flows

	For the Years Ended December 31
(in millions)	2016	2015	2014
Cash flows from operating activities
Net earnings	$276.0	$241.4	$245.7
Less: earnings from discontinued operations, net of tax	1.6	14.0	50.8
Net earnings from continuing operations	274.4	227.4	194.9
Depreciation and amortization	103.9	88.9	81.2
Pension (funding), net of expense	(4.8)	20.4	(31.1)
Other long-lived asset impairment charges	1.0	13.0	0.2
Deferred income taxes	62.5	43.6	48.3
Income taxes	20.2	11.4	(0.8)
Excess tax benefits from share-based compensation	(13.4)	(7.0)	(8.4)
Equity in earnings of unconsolidated affiliates	(4.3)	(3.7)	(1.8)
Impairment of equity method investment	—	—	20.2
Changes in certain current assets and current liabilities
Change in accounts and notes receivable	(1.1)	(12.3)	(24.0)
Change in inventory	(48.2)	(15.2)	(57.1)
Change in prepaid expenses and other	0.5	(3.1)	(4.3)
Change in accounts payable	39.2	1.1	13.0
Change in accrued expenses	(20.8)	(34.2)	5.7
Other, net	16.6	8.0	10.9
Net cash provided by operating activities of continuing operations	425.7	338.3	246.9
Net cash provided by (used for) operating activities of discontinued operations	(3.8)	(14.8)	1.3
Net cash provided by operating activities	421.9	323.5	248.2

Cash flows from investing activities
Capital expenditures	(193.9)	(132.5)	(124.8)
Purchases of marketable securities	(35.0)	(47.6)	(82.4)
Sales or maturities of marketable securities	10.7	119.3	11.9
Reductions in (transfers to) restricted cash	1.5	2.9	(9.1)
Investments	5.1	0.9	0.2
Acquisition of businesses, net of cash acquired	(276.1)	(29.7)	(41.5)
Proceeds from the sale of property, plant and equipment	1.9	2.4	5.8
Other, net	1.3	—	—
Net cash used for investing activities of continuing operations	(484.5)	(84.3)	(239.9)
Net cash provided by investing activities of discontinued operations	—	44.5	260.2
Net cash provided by (used for) investing activities	(484.5)	(39.8)	20.3

Cash flows from financing activities
Net proceeds from issuances of long-term debt	1.0	0.1	0.5
Payments of long-term debt including current maturities	(3.2)	(3.4)	(5.3)
Common stock repurchases	(120.3)	(120.0)	(20.0)
Cash dividends paid	(55.4)	(48.3)	(41.7)
Excess tax benefits from share-based compensation	13.4	7.0	8.4
Proceeds from share-based compensation activity	14.9	4.5	10.7
Tax withholding associated with shares issued for share-based compensation	(20.9)	(8.7)	(11.0)
Other, net	(1.9)	—	(2.3)
Net cash used for financing activities of continuing operations	(172.4)	(168.8)	(60.7)
Net cash provided by financing activities of discontinued operations	—	5.3	—
Net cash used for financing activities	(172.4)	(163.5)	(60.7)

Effect of exchange rate changes on cash and cash equivalents	0.1	(15.6)	(11.6)
Net increase (decrease) in cash and cash equivalents	(234.9)	104.6	196.2
Cash and cash equivalents at beginning of period	657.3	552.7	356.5

Cash and cash equivalents at end of period	$422.4	$657.3	$552.7

Supplemental cash flow disclosures:
Interest paid	$30.1	$28.5	$31.1
Income taxes paid, net	$32.6	$32.8	$45.5

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Consolidated Statements of Shareholders' Equity

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2013	$76.9	$393.0	$1,263.3	$(293.3)	$(401.5)	$1,038.4
Net earnings	—	—	245.7	—	—	245.7
Other comprehensive loss	—	—	—	—	(79.0)	(79.0)
Dividends ($0.45 per common share)	—	—	(41.7)	—	—	(41.7)
Compensation plans and other	—	2.0	—	26.1	—	28.1
Common stock repurchases	—	—	—	(20.0)	—	(20.0)
Balance, December 31, 2014	76.9	395.0	1,467.3	(287.2)	(480.5)	1,171.5
Net earnings	—	—	241.4	—	—	241.4
Other comprehensive income	—	—	—	—	6.4	6.4
Dividends ($0.525 per common share)	—	—	(48.3)	—	—	(48.3)
Compensation plans and other	—	13.0	—	17.3	—	30.3
Common stock repurchases	—	—	—	(120.0)	—	(120.0)
Balance, December 31, 2015	76.9	408.0	1,660.4	(389.9)	(474.1)	1,281.3
Net earnings	—	—	276.0	—	—	276.0
Other comprehensive income	—	—	—	—	39.5	39.5
Dividends ($0.615 per common share)	—	—	(55.4)	—	—	(55.4)
Compensation plans and other	—	(26.0)	—	45.0	—	19.0
Common stock repurchases	—	—	—	(120.3)	—	(120.3)
Balance, December 31, 2016	$76.9	$382.0	$1,881.0	$(465.2)	$(434.6)	$1,440.1

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
•Impairments of long-lived assets;
•Reserves related to restructuring and integration activities;
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

Investments in Marketable Securities. The Company classifies investments in debt securities that are not considered to be cash equivalents as Short-term investments in marketable securities as discussed in Note 9 – Investments. Short-term investments in marketable securities have a stated maturity of twelve months or less from the balance sheet date. These securities are considered as available-for-sale and are reported at fair value. Unrealized gains and losses would be recorded net of tax as a component of Accumulated other comprehensive loss in Unrealized investment losses within Shareholders' equity. Declines in market value from the original cost deemed to be "other-than-temporary" are charged to Other income, net, in the period in which the loss occurs. The Company considers both the duration for which a decline in value has occurred and the extent of the decline in its determination of whether a decline in value has been “other than temporary.” Realized gains and losses are calculated based on the specific identification method and are included in Other income, net, in the Consolidated Statements of Operations.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

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

Inventories. Inventories are valued at the lower of cost or market, with market based on replacement cost or net realizable value. Approximately 53 percent and 49 percent of the Company's inventories were determined by the first-in, first-out method (FIFO) at December 31, 2016 and December 31, 2015, respectively. Remaining inventories valued at the last-in, first-out method (LIFO) were $123.0 million and $123.8 million lower than the FIFO cost of inventories at December 31, 2016 and 2015, respectively. Inventory cost includes material, labor and manufacturing overhead. There were no liquidations of LIFO inventory layers in 2016, 2015 or 2014.

Property. Property, including major improvements and product tooling costs, is recorded at cost. Product tooling costs principally comprise the cost to acquire and construct various long-lived molds, dies and other tooling the Company uses in its manufacturing processes. Design and prototype development costs associated with product tooling are expensed as incurred. Maintenance and repair costs are also expensed as incurred. Depreciation is recorded over the estimated service lives of the related assets, principally using the straight-line method. Buildings and improvements are depreciated over a useful life of five to forty years. Equipment is depreciated over a useful life of two to twenty years. Product tooling costs are amortized over the shorter of the useful life of the tooling or the anticipated life of the applicable product, for a period not to exceed eight years. The Company capitalizes interest on qualifying assets during the construction period and capitalized $2.6 million and $0.7 million in 2016 and 2015, respectively. The Company presents capital expenditures on a cash basis within the Consolidated Statements of Cash Flows. There were $35.8 million and $26.6 million of unpaid capital expenditures within Accounts payable and Accrued expenses as of December 31, 2016 and 2015, respectively. The Company includes gains and losses recognized on the sale and disposal of property in either Selling, general and administrative expenses or Restructuring, integration and impairment charges as appropriate. The amount of gains and losses for the years ended December 31 were as follows:

(in millions)	2016	2015	2014
Gains on the sale of property	$0.5	$1.1	$1.8
Losses on the sale and disposal of property	(0.6)	(2.0)	(0.5)
Net gains (losses) on sale and disposal of property	$(0.1)	$(0.9)	$1.3

As of December 31, 2016 and 2015, the Company had $13.2 million and $14.2 million, respectively, of net assets classified as held-for-sale within Net property in the Consolidated Balance Sheets.

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

Goodwill and Other Intangibles. Goodwill and other intangible assets primarily result from business acquisitions. The Company records the excess of cost over net assets of businesses acquired as goodwill. The Company reviews goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

For 2016 and 2015, the Company determined through qualitative assessment that the fair values of its reporting units were “more likely than not” greater than their carrying values. As a result, the Company was not required to perform the two-step impairment test. The Company did not record any goodwill impairments in 2016, 2015 or 2014.

The Company's primary intangible assets are customer relationships, trade names and patents and proprietary technology acquired in business combinations. The costs of amortizable intangible assets are amortized over their expected useful lives, typically between three and sixteen years, using the straight-line method. Intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets described below. Intangible assets not

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

subject to amortization, including trade names, are assessed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset. The fair value of trade names is measured using a relief-from-royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid to third parties had the Company not owned the trade name and instead licensed the trade name from another company. Higher royalty rates are assigned to premium brands within the marketplace based on name recognition and profitability, while other brands receive lower royalty rates. The basis for future cash flow projections is internal revenue forecasts by brand, which the Company believes represent reasonable market participant assumptions, to which the selected royalty rate is applied. These future cash flows are discounted using an applicable Discount Rate as well as any potential risk premium to reflect the inherent risk of holding a standalone intangible asset. The Company did not record any indefinite-lived intangible asset impairments during 2016, 2015 or 2014.

Refer to Note 11 – Goodwill and Other Intangibles for more information.

Equity Investments. For investments in which Brunswick owns or controls from 20 percent to 50 percent of the voting shares, the Company uses the equity method of accounting. The Company's share of net earnings or losses from equity method investments is included in the Consolidated Statements of Operations. The Company accounts for other investments, over which the Company does not have the ability to exercise significant influence, under the cost method of accounting. The Company periodically evaluates the carrying value of its investments.

Long-Lived Assets. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of its definite-lived intangible assets and other long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. Once an impairment indicator is identified, the Company tests for recoverability of the related asset group using an estimate of undiscounted cash flows over the remaining asset group's life. If an asset group's carrying value is not recoverable, the Company records an impairment loss based on the excess of the carrying value of the asset group over the long-lived asset group's fair value. Fair value is determined using observable inputs, including the use of appraisals from independent third parties, when available, and, when observable inputs are not available, based on the Company's assumptions of the data that market participants would use in pricing the asset, based on the best information available in the circumstances. Specifically, the Company uses discounted cash flows to determine the fair value of the asset when observable inputs are unavailable. The Company tested its long-lived asset balances for impairment as indicators presented themselves during 2016, 2015 and 2014, resulting in impairment charges of $2.4 million, $11.9 million and $1.5 million, respectively, which are recognized in Restructuring, integration and impairment charges and Selling, general and administrative expense in the Consolidated Statements of Operations.

Other Long-Term Assets. Other long-term assets are mainly long-term receivables originated by the Company and assigned to third parties, long-term derivative assets and other long-term notes receivable. As of December 31, 2016 and 2015, amounts assigned to third parties totaled $29.0 million and $23.7 million, respectively. The assignment of these instruments does not meet sale criteria as a result of the Company's contingent obligation to repurchase the receivables in the event of customer non-payment and therefore is treated as a secured obligation. Accordingly, these amounts were recorded in the Consolidated Balance Sheets under Other long-term assets and Long-term liabilities – Other.

Revenue Recognition. Brunswick's revenue is derived primarily from the sale of boats, marine engines, marine parts and accessories, fitness equipment and active recreation products. Revenue is recognized in accordance with the terms of the sale, primarily upon shipment to customers, once the sales price is fixed or determinable and collectability is reasonably assured. Brunswick offers discounts and sales incentives that include retail promotions and rebates that are recorded as reductions of revenues in Net sales in the Consolidated Statements of Operations. The estimated liability and reduction in revenue for sales incentives is recorded at the later of when the program has been communicated to the customer or at the time of sale. Revenues from freight are included as a part of Net sales in the Consolidated Statements of Operations, whereas shipping, freight and handling costs are included in Cost of sales.

Advertising Costs. The Company records advertising and promotion costs in Selling, general and administrative expense in the Consolidated Statements of Operations in the period when the advertising first takes place. Advertising and promotion costs were $27.1 million, $28.7 million and $31.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Foreign Currency. The functional currency for the majority of Brunswick's operations is the U.S. dollar. All assets and liabilities of operations with a functional currency other than the U.S. dollar are translated at period end current rates. The resulting

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

translation adjustments are recorded in Accumulated other comprehensive loss, net of tax. Revenues and expenses of operations with a functional currency other than the U.S. dollar are translated at the average exchange rates for the period. Transaction gains and losses resulting from changes in foreign currency exchange rates are recorded in Other income, net in the Consolidated Statements of Operations.

Share-Based Compensation. The Company records amounts for all share-based compensation, including grants of stock options and stock appreciation rights (SARs), non-vested stock awards, performance-based share awards and the compensatory elements of employee stock purchase plans over the vesting period in the Consolidated Statements of Operations based upon their fair values at the date of the grant. Share-based compensation costs are recognized as a component of Selling, general and administrative expense in the Consolidated Statements of Operations. See Note 18 – Stock Plans and Management Compensation for a description of the Company's accounting for share-based compensation plans.

Research and Development. Research and development costs are expensed as incurred.

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

Recent Accounting Pronouncements.  The following recent accounting pronouncements have been adopted during 2016 or will be adopted in future periods.

Restricted Cash: In November 2016, the Financial Accounting Standards Board (FASB) amended the Accounting Standards Codification (ASC) to address diversity in practice related to the cash flow classification of restricted cash. Under the amendment, an entity should include restricted cash within cash and cash-equivalents on the Consolidated Statements of Cash Flows and provide a reconciliation to cash and cash-equivalents on the Consolidated Balance Sheets. The amendment is to be applied retrospectively and is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the approach it will use to apply the new standard, but does not expect it will have a material impact on the Company's Consolidated Statements of Cash Flows.

Statements of Cash Flows Classifications: In August 2016, the FASB amended the ASC to add and/or clarify guidance on the classification of certain transactions in the statement of cash flows. The amendment is to be applied retrospectively and is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the approach it will use to apply the new standard and the impact it will have on the Company's Consolidated Statements of Cash Flows.

Share-Based Compensation: In March 2016, the FASB amended the ASC to simplify the accounting for employee share-based payment transactions. Amendments related to minimum statutory withholding requirements and forfeitures will be applied using a modified retrospective approach through a cumulative adjustment to equity as of the beginning of the period of adoption, and are not expected to have a material impact on the Company's consolidated financial statements. Amendments to certain classifications on the statement of cash flows may be applied either prospectively or retrospectively, and amendments requiring the recognition of excess tax benefits and tax deficiencies in the income statement are to be applied prospectively. These amendments are to be applied for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the approach it will use to apply the new standard and the impact that the adoption of the new standard will have on the Company's consolidated financial statements.

Recognition of Leases: In February 2016, the FASB amended the ASC to require lessees to recognize assets and liabilities on the balance sheet for all leases with terms greater than twelve months. Lessees will recognize expenses similar to current lease accounting. The amendment is to be applied using a modified retrospective method with certain practical expedients, and is effective for fiscal years and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the approach it will use to apply the new standard and the impact that the adoption of the new standard will have on the Company's consolidated financial statements.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Classification of Deferred Income Taxes: In November 2015, the FASB amended the ASC to require that deferred tax assets and liabilities be classified as non-current on the Consolidated Balance Sheets for all periods presented. The Company early adopted this ASC amendment during the first quarter of 2016 which caused the Company to change its method of presentation for current deferred income taxes in the Consolidated Balance Sheets for all periods presented. Current deferred income tax assets of $180.5 million as of December 31, 2015 were reclassified to long-term.

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

Fair Value Disclosure: In May 2015, the FASB amended the ASC to update the presentation of certain investments measured at net asset value within the fair value hierarchy. The amendment requires these investments to be removed from the fair value hierarchy categorization and presented as a single reconciling line item between the fair value of investments reported on the Consolidated Balance Sheets and the amounts reported in the fair value hierarchy table. The Company adopted this amendment in 2016 and it did not have a material impact on the Company’s consolidated financial statements.

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

Consolidation: In February 2015, the FASB amended the ASC to update certain requirements for determining whether a variable interest entity must be consolidated. The amendment is effective for fiscal years, and the interim periods thereafter, beginning after December 15, 2015, with early adoption permitted. The Company adopted this amendment in 2016 and it did not have a material impact on the Company’s consolidated financial statements.

Revenue Recognition: In May 2014, the FASB issued a final standard on revenue recognition which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This standard will supersede most current revenue recognition guidance. Under the new standard, entities are required to identify the contract with a customer; identify the separate performance obligations in the contract; determine the transaction price; allocate the transaction price to the separate performance obligations in the contract; and recognize the appropriate amount of revenue when (or as) the entity satisfies each performance obligation. In August 2015, the FASB amended the ASC to delay the effective date to fiscal years, and the interim periods within those years, beginning on or after January 1, 2018, from the original effective date of January 1, 2017, with early adoption permitted no earlier than January 1, 2017. Entities have the option of using either retrospective transition or a modified approach in applying the new standard.

The Company plans to use the modified retrospective approach in applying the new standard. While the Company continues to assess the impact of the adoption of the new standard on the consolidated financial statements, the most significant impacts are expected to be in the Boat and Fitness segments. In the Boat segment, certain customers are offered retail promotions that are currently recorded at the later of when the program has been communicated to the customer or at the time of sale. Under the new standard, these promotions will now be recognized at the time of sale, primarily upon shipment to customers. In the Fitness segment, certain customer contracts include product rebates recorded in cost of sales at the time of sale. Under the new standard, the Company will no longer record the rebate at the time of sale; however a portion of revenue will be deferred and not recognized until such time that the rebate is redeemed.
As a result, the Company expects a change in the timing of when certain promotions and rebates are recorded; however does not expect a change in the total amount of cumulative revenue recognized for each transaction.
Note 2 – Discontinued Operations

On July 17, 2014, the Company entered into an agreement to sell its retail bowling business to AMF Bowling Centers, Inc. In connection with its decision to sell its bowling centers, the Company also announced its intention to divest its bowling products business. As a result of these actions, these businesses, which were previously recorded in the Company's Bowling & Billiards

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

segment were reported as discontinued operations in the Consolidated Statements of Operations for all periods presented. The Company does not have any significant continuing involvement or continuing cash flows associated with these businesses.

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

The following table discloses the results of operations of the businesses reported as discontinued operations for the years ended December 31, 2016, 2015 and 2014, respectively:

(in millions)	2016	2015	2014
Net sales	$—	$37.5	$236.0

Earnings (loss) from discontinued operations before income taxes	$2.6	$1.5	$(3.8)
Income tax provision (benefit)	1.0	0.3	(2.0)
Earnings (loss) from discontinued operations, net of tax	1.6	1.2	(1.8)
Gain on disposal of discontinued operations, net of tax (A)	—	12.8	52.6
Net earnings from discontinued operations, net of tax	$1.6	$14.0	$50.8

(A) The Gain on disposal of discontinued operations, net of tax for 2015 includes a pre-tax and after-tax gain of $12.8 million. The Gain on disposal of discontinued operations, net of tax for 2014 includes a pre-tax gain of $65.6 million and a net tax provision of $13.0 million.

There were no assets or liabilities related to discontinued operations recorded as held-for-sale as of December 31, 2016 or December 31, 2015.

Note 3 – Restructuring, Integration and Impairment Activities

The Company has announced and implemented a number of initiatives designed to improve the Company’s cost structure, better utilize overall capacity, improve general operating efficiencies and consolidate the operations of recently acquired businesses. These initiatives resulted in the recognition of restructuring, integration and impairment charges in the Consolidated Statements of Operations during 2016, 2015 and 2014.

The costs incurred under these initiatives include:

•Restructuring Activities – These amounts relate to:

•	Employee termination and other benefits

•	Costs to retain and relocate employees

•	Consulting costs

•	Consolidation of manufacturing footprint

•	Facility shutdown costs

•Integration Activities – These amounts relate to professional fees for systems integration and deal costs, employee termination and benefits and other charges associated with integrating the operations of recently acquired businesses.

•Asset Disposition and Impairment Actions – These amounts relate to sales and impairments of assets. Impairments of assets are recognized when the carrying amount of the asset is not expected to be fully recoverable. The impairments recognized

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

were equal to the difference between the carrying amount of the asset and the estimated fair value of the asset, which was determined using observable inputs, including appraisals from independent third parties when available. When observable inputs were not available, estimated fair value was determined using the Company’s assumptions, including the data that market participants would use in pricing the asset, based on the best information available in the circumstances. Specifically, the Company used discounted cash flows to determine the fair value of the asset when observable inputs were unavailable.

The Company has reported restructuring and integration activities based on the specific driver of the cost and reflected the expense in the accounting period when the Company has committed to or incurred the cost, as appropriate. The following table is a summary of the net expense associated with the restructuring, integration and impairment activities for 2016, 2015 and 2014. The 2016 charges related to actions initiated in 2016 and 2015. The 2015 charges related to actions initiated in 2015. The 2014 charges related to actions initiated in 2014 and prior years.

(in millions)	2016	2015	2014
Restructuring activities:
Employee termination and other benefits	$1.0	$1.4	$2.9
Current asset write-downs	—	—	0.5
Transformation costs:
Consolidation of manufacturing footprint	—	—	1.0
Retention and relocation costs	—	0.3	0.3
Asset disposition and impairment actions:
Definite-lived and other asset impairments and (gains) on disposal	2.3	10.7	(0.5)
Integration activities:
Employee termination and other benefits	4.0	—	—
Professional fees	5.9	—	—
Other	2.4	—	—
Total restructuring, integration and impairment charges	$15.6	$12.4	$4.2

Reductions in demand for the Company’s products, further refinement of its product portfolio, further opportunities to reduce costs or the cost of integrating future acquisitions may result in additional restructuring, integration or impairment charges in future periods.

Actions Initiated in 2016

The Company acquired Cybex International, Inc. (Cybex) and Indoor Cycling Group GmbH (ICG) in the first and third quarters of 2016, respectively, as discussed in Note 4 – Acquisitions. During 2016, the Company executed certain restructuring and integration activities within the Fitness segment primarily related to these acquisitions, resulting in the recognition of restructuring and integration charges in the Consolidated Statements of Operations. In the fourth quarter of 2016, the Company recorded restructuring charges related to the realignment of certain executive positions within the Boat segment as well as an asset impairment charge recorded within the Corporate segment.

The following table is a summary of the expense associated with the restructuring and integration activities for the year ended December 31, 2016 and related actions initiated in 2016:

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

(in millions)	Fitness	Boat	Corporate	Total
Restructuring activities:
Employee termination and other benefits	$0.4	$0.6	$—	$1.0
Asset disposition and impairment actions:
Definite-lived and other asset impairments and (gains) on disposal	—	—	1.4	1.4
Integration activities:
Employee termination and other benefits	4.0	—	—	4.0
Professional fees	5.9	—	—	5.9
Other	2.4	—	—	2.4
Total restructuring, integration and impairment charges	$12.7	$0.6	$1.4	$14.7

Actions Initiated in 2015

In the fourth quarter of 2015, the Company recorded impairment charges for certain long-lived assets in Brazil as a result of unfavorable market conditions and declining currency values. The Company used estimated future cash flows, a Level 3 input, to assess the fair value of the long-lived assets. The Company also recorded impairment charges in the fourth quarters of 2016 and 2015 in connection with its decision to sell its corporate headquarters facility in Lake Forest, Illinois. The Company used an independent market appraisal report, a Level 2 input, to assess the fair value of its corporate headquarters facility. Additionally, the Company recorded charges related to the restructuring of personnel, primarily within the Boat segment product development and engineering organizations.

The following table is a summary of the expense associated with the restructuring activities and impairment charges for the year ended December 31, 2016 and 2015 and related actions initiated in 2015:

	2016		2015
(in millions)	Corporate	Total	Boat	Corporate	Total
Restructuring activities:
Employee termination and other benefits	$—	$—	$0.8	$0.6	$1.4
Transformation costs:
Retention and relocation costs	—	—	0.3	—	0.3
Asset disposition and impairment actions:
Definite-lived and other asset impairments and (gains) on disposal	0.9	0.9	6.6	4.1	10.7
Total restructuring, integration and impairment charges	$0.9	$0.9	$7.7	$4.7	$12.4

During 2016, the Company made cash payments of $10.2 million relating to all restructuring and integration activities, including payments related to prior period restructuring activities. As of December 31, 2016, accruals remaining for restructuring and integration activities totaled $4.6 million which are expected to be paid during 2017.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 4 – Acquisitions

2016 Acquisitions

On November 18, 2016, the Company acquired substantially all of the assets of Payne's Marine Group (Payne's), a leading wholesale distributor of marine parts and accessories in Canada, which is based in Victoria, British Columbia. The addition of Payne's broadens the reach of the Company's marine parts and accessories distribution network in the Canadian market. Payne's is managed within the Marine Engine segment.

On August 31, 2016, the Company acquired 100 percent of ICG, a market leader specializing in the design of indoor cycling equipment, which is based in Nuremburg, Germany. The addition of ICG strengthens the Company's position in indoor cycling and provides a strong foundation to expand in the growing group exercise market. ICG is managed as part of the Company's Fitness segment.

The Company acquired ICG for total consideration of $54.1 million, including $51.7 million of cash paid in 2016. The preliminary recording of the fair value of the assets acquired and liabilities assumed resulted in $20.4 million of identifiable intangible assets, including customer relationships, trade names and patents and proprietary technology for $11.2 million, $6.0 million and $3.2 million, respectively, along with $28.6 million for goodwill which is not deductible for tax purposes. The amounts assigned to ICG's customer relationships and patents and proprietary technology will be amortized over the estimated useful life of approximately 11 years and 5 years, respectively. These amounts recorded are preliminary and are subject to change within the measurement period as the Company finalizes its fair value estimates.

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

On January 20, 2016, the Company acquired 100 percent of privately held Cybex, a leading manufacturer of commercial fitness equipment. Cybex offers a full line of cardiovascular and strength products and had unaudited sales in 2015 of approximately $169 million. The addition of Cybex expands the Fitness segment's participation in key markets, including commercial fitness, and adds to the Company's manufacturing footprint to meet current and future demand more effectively. Cybex also increases the breadth and depth of the segment's product portfolio. Cybex is managed within the Company's Fitness segment.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The following table is a summary of the assets acquired, liabilities assumed and net cash consideration paid for the Cybex acquisition during 2016:

(in millions)	Fair Value	Useful Life
Accounts and notes receivable	$22.0
Inventory	13.9
Goodwill(A)	88.4
Trade names	38.6	Indefinite
Customer relationships	43.7	16 years
Patents and proprietary technology	3.1	5 years
Property and equipment	35.2
Other assets	3.7
Total assets acquired	248.6
Total liabilities assumed	51.7
Net cash consideration paid(B)	$196.9

(A) The goodwill recorded for the acquisition of Cybex is not deductible for tax purposes.
(B) Net cash consideration paid includes a purchase price adjustment of $1.9 million in 2016.

2015 Acquisitions

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

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
The following table is a summary of the net cash consideration paid and the goodwill and intangible assets acquired during the years ended December 31, 2016 and 2015:

(in millions)			Fair Value of Identifiable Intangible Assets Acquired
Year	Net Cash Consideration Paid	Goodwill(B)	Total	Intangible Asset		Useful Life
2016 (A)	$276.1	$119.2	$118.7	Trade names	$50.9	Indefinite
				Customer relationships	61.5	11 - 16 years
				Patents and proprietary technology	6.3	5 years
2015	29.7	3.5	13.4	Trade names	6.5	Indefinite
				Customer relationships	6.1	7 years
				Patents and proprietary technology	0.8	5 years

(A) Due to the timing of certain acquisitions, these amounts are preliminary and are subject to change within the measurement period as the Company finalizes its fair value estimates.
(B) The goodwill recorded for the acquisitions of ICG, Cybex and SCIFIT is not deductible for tax purposes, but is deductible for Thunder Jet.

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

Basic and diluted earnings per common share for the years ended December 31, 2016, 2015 and 2014 were calculated as follows:

(in millions, except per share data)	2016	2015	2014
Net earnings from continuing operations	$274.4	$227.4	$194.9
Net earnings from discontinued operations, net of tax	1.6	14.0	50.8
Net earnings	$276.0	$241.4	$245.7

Weighted average outstanding shares-basic	91.2	93.0	93.6
Dilutive effect of common stock equivalents	0.8	1.3	1.5
Weighted average outstanding shares-diluted	92.0	94.3	95.1

Basic earnings per common share:
Continuing operations	$3.01	$2.45	$2.08
Discontinued operations	0.02	0.15	0.55
Net earnings	$3.03	$2.60	$2.63

Diluted earnings per common share:
Continuing operations	$2.98	$2.41	$2.05
Discontinued operations	0.02	0.15	0.53
Net earnings	$3.00	$2.56	$2.58

Shares of SARs that were not included in the computation of diluted earnings per share for the periods ended December 31, 2016, 2015 and 2014 because their inclusion was anti-dilutive were 0.0 million, 0.0 million and 0.2 million, respectively.

Note 6 – Segment Information

Brunswick is a manufacturer and marketer of leading consumer brands and has three operating and reportable segments: Marine Engine, Boat and Fitness. The Company’s segments are defined by management’s reporting structure and operating activities.

The Marine Engine segment manufactures and markets a full range of outboard engines, sterndrive engines, inboard engines and marine parts and accessories, which are principally sold directly to boat builders, including Brunswick's Boat segment, or through marine retail dealers and distributors worldwide. The Company's engine manufacturing plants are located mainly in the United States, China and Japan, with sales mainly to markets in the Americas, Europe and Asia-Pacific.

The Boat segment designs, manufactures and markets fiberglass pleasure boats, yachts and sport yachts, sport cruisers and sport boats, offshore fishing boats, aluminum and fiberglass fishing boats, pontoon boats, utility boats, deck boats, inflatable boats and heavy-gauge aluminum boats. The Boat segment's products are manufactured mainly in the United States, Europe, Mexico and South America and sold through a global network of dealer and distributor locations, primarily in the Americas and Europe.

The Fitness segment designs, manufactures and markets a full line of cardiovascular fitness equipment including treadmills, total body cross-trainers, stair climbers, stationary exercise bicycles and strength-training equipment. The Fitness segment also includes InMovement products and services for productive well-being and our active recreation business, including billiards tables, accessories and game room furniture. These products are manufactured mainly in the United States and Hungary or are sourced

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

from international suppliers. Fitness equipment is sold mainly in the Americas, Europe and Asia to health club, corporate, university, hospitality, military and government facilities, and to consumers through selected mass merchants, specialty retail dealers and through the Company's website. Consumer active recreation equipment is predominantly sold in the United States and distributed primarily through dealers.

The Company evaluates performance based on business segment operating earnings. Segment operating earnings do not include the expenses of corporate administration, pension costs, pension settlement charges, impairments of equity method investments, earnings from unconsolidated equity affiliates, other expenses and income of a non-operating nature, interest expense and income or provisions for income taxes.

Corporate/Other results include items such as corporate staff and administrative costs. Corporate/Other total assets consist of mainly cash, cash equivalents and investments in marketable securities, restricted cash, income tax balances and investments in unconsolidated affiliates. Marine eliminations adjust for sales between the Marine Engine and Boat segments, primarily for the sale of engines and parts and accessories to various boat brands, which are consummated at established arm’s length transfer prices as the intersegment pricing for these engines and parts and accessories are based upon and consistent with selling prices to third party customers.

Information about the operations of Brunswick's operating segments is set forth below:

Operating Segments

	Net Sales			Operating Earnings (Loss)			Total Assets
(in millions)	2016	2015	2014	2016	2015	2014	2016	2015
Marine Engine	$2,441.1	$2,314.3	$2,189.4	$378.0	$350.4	$309.1	$1,079.5	$981.8
Boat	1,369.9	1,274.6	1,135.8	60.8	37.6	17.2	425.2	379.7
Marine eliminations	(302.9)	(277.8)	(255.8)	—	—	—	—	—
Total Marine	3,508.1	3,311.1	3,069.4	438.8	388.0	326.3	1,504.7	1,361.5
Fitness	980.4	794.6	769.3	117.3	116.5	115.3	947.5	625.1
Pension costs	—	—	—	(69.8)	(94.0)	(42.7)	—	—
Corporate/Other	—	—	—	(77.3)	(78.8)	(70.4)	832.5	1,165.9
Total	$4,488.5	$4,105.7	$3,838.7	$409.0	$331.7	$328.5	$3,284.7	$3,152.5

	Depreciation			Amortization
(in millions)	2016	2015	2014	2016	2015	2014
Marine Engine	$48.4	$47.4	$44.3	$1.8	$2.1	$2.2
Boat	29.3	26.6	24.9	0.8	0.7	0.7
Fitness	15.9	9.1	6.9	4.2	0.2	—
Corporate/Other	3.5	2.8	2.2	—	—	—
Total	$97.1	$85.9	$78.3	$6.8	$3.0	$2.9

	Capital Expenditures			Research & Development Expense
(in millions)	2016	2015	2014	2016	2015	2014
Marine Engine	$112.4	$77.4	$57.9	$85.6	$78.9	$72.5
Boat	44.5	37.7	46.6	20.2	22.3	23.8
Fitness	35.7	16.9	19.6	33.4	24.7	23.3
Corporate/Other	1.3	0.5	0.7	—	—	—
Total	$193.9	$132.5	$124.8	$139.2	$125.9	$119.6

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Geographic Segments

	Net Sales			Long-Lived Assets
(in millions)	2016	2015	2014	2016	2015
United States	$3,031.5	$2,727.8	$2,400.0	$564.5	$429.3
International	1,457.0	1,377.9	1,438.7	66.7	62.7
Corporate/Other	—	—	—	14.1	13.2
Total	$4,488.5	$4,105.7	$3,838.7	$645.3	$505.2

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The following table summarizes Brunswick’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

(in millions)	Level 1	Level 2	Total
Assets:
Cash equivalents	$4.6	$14.3	$18.9
Short-term investments in marketable securities	0.8	35.0	35.8
Restricted cash	11.2	—	11.2
Derivatives	—	11.2	11.2
Total assets	$16.6	$60.5	$77.1

Liabilities:
Derivatives	$—	$4.8	$4.8
Deferred compensation	4.2	28.1	32.3
Total liabilities at fair value	$4.2	$32.9	$37.1
Liabilities measured at net asset value			11.6
Total liabilities			$48.7

The following table summarizes Brunswick’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

(in millions)	Level 1	Level 2	Total
Assets:
Cash equivalents	$131.3	$138.9	$270.2
Short-term investments in marketable securities	0.8	10.7	11.5
Restricted cash	12.7	—	12.7
Derivatives	—	13.5	13.5
Total assets	$144.8	$163.1	$307.9

Liabilities:
Derivatives	$—	$5.6	$5.6
Deferred compensation	3.8	34.6	38.4
Total liabilities at fair value	$3.8	$40.2	$44.0
Liabilities measured at net asset value			11.3
Total liabilities			$55.3

Refer to Note 14 – Financial Instruments for additional information related to the fair value of derivative assets and liabilities by class. In addition to the items shown in the tables above, see Note 17 – Postretirement Benefits for further discussion regarding the fair value measurements associated with the Company’s postretirement benefit plans.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 8 – Financing Receivables

The Company has recorded financing receivables, which are defined as a contractual right to receive money, as assets on its Consolidated Balance Sheets as of December 31, 2016 and 2015. Substantially all of the Company’s financing receivables are for commercial customers, which includes receivables sold to third-party finance companies (Third-Party Receivables) and customer notes and other (Other Receivables). Third-Party Receivables are accounts that have been sold to third-party finance companies, but do not meet the definition of a true sale, and are therefore recorded as an asset with an offsetting balance recorded as a secured obligation in Accrued expenses and Other long-term liabilities as discussed in Note 1 –Significant Accounting Policies. Other Receivables are mostly comprised of notes from customers, which are originated by the Company in the normal course of business. Financing receivables are carried at their face amounts less an allowance for doubtful accounts.

The Company sells a broad range of recreational products to a worldwide customer base and extends credit to its customers based upon an ongoing credit evaluation program. The Company’s business units maintain credit organizations to manage financial exposure and perform credit risk assessments on an individual account basis. Accounts are not aggregated into categories for credit risk determinations. Due to the composition of the account portfolio, the Company does not believe that the credit risk posed by the Company’s financing receivables is significant to its operations, financial condition or cash flows. There were no significant troubled debt restructurings during the years ended December 31, 2016, 2015 or 2014.

The following are the Company’s financing receivables, excluding trade accounts receivable contractually due within one year as of December 31, 2016 and December 31, 2015:

(in millions)	December 31, 2016	December 31, 2015
Third-Party Receivables:
Short-term	22.0	22.5
Long-term	29.0	23.7
Total	51.0	46.2

Other Receivables:
Short-term	6.2	8.0
Long-term	0.6	1.7
Allowance for credit loss	(0.1)	(0.2)
Total	6.7	9.5

Total Financing Receivables	$57.7	$55.7

The activity related to the allowance for credit loss on financing receivables during the years ended December 31, 2016 and December 31, 2015 was not significant.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 9 – Investments

Investments in Marketable Securities

The Company invests a portion of its cash reserves in marketable debt securities. These investments are reported in Short-term investments in marketable securities on the Consolidated Balance Sheets.

The following is a summary of the fair values, which were equal to the amortized costs, of the Company’s available-for-sale securities, all due in one year or less, as of December 31, 2016 and 2015:

(in millions)	2016	2015
Agency Bonds	$—	$2.5
Corporate Bonds	—	8.2
Commercial Paper	35.0	—
U.S. Treasury Bills	0.8	0.8
Total available-for-sale securities	$35.8	$11.5

The Company had $10.7 million in redemptions of available-for-sale securities during 2016. The Company had $109.8 million in redemptions and $9.5 million in sales of available-for-sale securities during 2015.

At each reporting date, management reviews the debt securities to determine if any loss in the value of a security below its amortized cost should be considered “other-than-temporary.”  For the evaluation, management determines whether it intends to sell, or if it is more likely than not that it will be required to sell, the securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and the strategy for managing the Company’s securities portfolio. For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is likely the amortized cost value will be recovered. The Company also considers the nature of the securities, the credit rating or financial condition of the issuer, the extent and duration of the unrealized loss and market conditions.  As of December 31, 2016 and 2015, there were no unrealized losses related to debt securities that required management evaluation.

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

In the fourth quarter of 2014, the Company determined that the fair value of its 36 percent investment in Bella-Veneet Oy (Bella), a Finnish boat manufacturer, had declined significantly as a result of the inability of the business to achieve profitability due to weak market conditions for its products, which has led to significant declines in revenue. The Company calculates fair value using the income approach described in the Goodwill and Other Intangibles section of Note 1 – Significant Accounting Policies. As a result of performing its analysis, the Company determined that the book value of its investment exceeded its fair value and concluded that this decline in value was other than temporary. The Company used estimated future cash flows, a Level 3 input, to assess the fair value of the long-lived assets. The Company recorded a $20.2 million charge during the fourth quarter of 2014 in order to reflect the fair value of the Company’s investment in Bella of $1.1 million. This charge was reported as Impairment of equity method investment in the Consolidated Statements of Operations.

The remaining equity investments are not individually material to the Consolidated Financial Statements. Refer to Note 10 – Financial Services for more details on the Company’s Brunswick Acceptance Company, LLC joint venture.

Brunswick did not receive any dividends from its unconsolidated affiliates in 2016, 2015 or 2014.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 10 – Financial Services

The Company, through its Brunswick Financial Services Corporation (BFS) subsidiary, owns a 49 percent interest in a joint venture, Brunswick Acceptance Company, LLC (BAC). Prior to March 1, 2016, CDF Ventures, LLC (CDFV), a subsidiary of GE Capital Corporation (GECC), owned the remaining 51 percent. On March 1, 2016, GECC completed the sale of its Commercial Distribution Finance business, including CDFV and its interest in the BAC joint venture, to Wells Fargo & Company. The transaction did not have a material effect on BAC.

In June 2016, the parties amended the joint venture agreement to adjust a financial covenant that was conformed to the maximum leverage ratio test contained in the Credit Facility; as of December 31, 2016, the Company was in compliance with the leverage ratio covenant under both the joint venture agreement and the Credit Facility as described in Note 16 – Debt. In July 2015, the parties extended the term of the BAC joint venture through December 31, 2019. The joint venture agreement contains provisions allowing for the renewal of the agreement or the purchase of the other party’s interest in the joint venture at the end of its term. Alternatively, either partner may terminate the agreement at the end of its term.

BAC is funded in part through a $1.0 billion secured borrowing facility from Wells Fargo Commercial Distribution Finance, LLC (WFCDF), which is in place through the term of the joint venture, and with equity contributions from both partners.  BAC also sells a portion of its receivables to a securitization facility, the Wells Fargo Dealer Floorplan Master Note Trust, which is arranged by Wells Fargo. The sales of these receivables meet the requirements of a “true sale” and are therefore not retained on the financial statements of BAC. Neither the Company nor any of its subsidiaries guarantee the indebtedness of BAC. In addition, BAC is not responsible for any continuing servicing costs or obligations with respect to the securitized receivables. Through June 28, 2014, BFS and CDFV had an income sharing arrangement related to income generated from the receivables sold by BAC to the securitization facility. The Company recorded this income in Other income, net, in the Consolidated Statements of Operations. Beginning July 1, 2014, BAC began recognizing all income related to securitized receivables at the time of sale to conform with a change in the structure of the securitization facility. The income sharing arrangement remained in place through December 31, 2014 for assets securitized prior to July 1, 2014.

The Company considers BFS’s investment in BAC as an investment in a variable interest entity of which the Company is not the primary beneficiary. To be considered the primary beneficiary, the Company must have the power to direct the activities of BAC that most significantly impact BAC’s economic performance and the Company must have the obligation to absorb losses or the right to receive benefits from BAC that could be potentially significant to BAC. Based on the Company's qualitative analysis, BFS did not meet the definition of a primary beneficiary. As a result, the Company accounts for BFS’s investment in BAC under the equity method and records it as a component of Equity investments in its Consolidated Balance Sheets. The Company records BFS’s share of income or loss in BAC based on its ownership percentage in the joint venture in Equity earnings in its Consolidated Statements of Operations. BFS’s equity investment is adjusted monthly to maintain a 49 percent interest in accordance with the capital provisions of the joint venture agreement. The Company funds its investment in BAC through cash contributions and reinvested earnings. BFS’s total investment in BAC at December 31, 2016 and December 31, 2015 was $16.9 million and $14.0 million, respectively.

The Company’s maximum loss exposure relating to BAC is detailed as follows:

(in millions)	December 31, 2016	December 31, 2015
Investment	$16.9	$14.0
Repurchase and recourse obligations (A)	36.8	36.8
Liabilities (B)	(1.2)	(1.4)
Total maximum loss exposure	$52.5	$49.4

(A)
Repurchase and recourse obligations are off-balance sheet obligations provided by the Company for the Boat and Marine Engine segments, respectively, and are included within the Maximum Potential Obligations disclosed in Note 13 – Commitments and Contingencies. Repurchase and recourse obligations include a North American repurchase agreement with WFCDF and could be reduced by repurchase activity occurring under other similar agreements with WFCDF and affiliates. The Company’s risk under these repurchase arrangements is partially mitigated by the value of the products repurchased as part of the transaction. Amounts above exclude any potential recoveries from the value of the repurchased product.

(B)
Represents accrued amounts for potential losses related to recourse exposure and the Company’s expected losses on obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of these products to alternative dealers.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

BFS recorded income related to the operations of BAC of $4.8 million, $4.6 million and $6.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. This income includes amounts BFS earned under the aforementioned income sharing agreement.

Note 11 – Goodwill and Other Intangibles

Changes in the Company's goodwill during the period ended December 31, 2016, by segment, are summarized below:

(in millions)	2015	Acquisitions	Impairments	Adjustments	2016
Marine Engine	$26.2	$—	$—	$(1.1)	$25.1
Boat	—	2.2	—	—	2.2
Fitness	272.5	117.0	—	(3.0)	386.5
Total	$298.7	$119.2	$—	$(4.1)	$413.8

Changes in the Company's goodwill during the period ended December 31, 2015, by segment, are summarized below:

(in millions)	2014	Acquisitions	Impairments	Adjustments	2015
Marine Engine	$28.0	$—	$—	$(1.8)	$26.2
Fitness	268.9	3.5	—	0.1	272.5
Total	$296.9	$3.5	$—	$(1.7)	$298.7

Adjustments in 2016 and 2015 relate to the effect of foreign currency translation on goodwill denominated in currencies other than the U.S. dollar. See Note 4 – Acquisitions for further details on the Company's acquisitions.

As of December 31 2016 and 2015, the Company had no accumulated impairment loss.

The Company's intangible assets, included within Other intangibles, net on the Consolidated Balance Sheets as of December 31, 2016 and 2015, are summarized below:

	2016		2015
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Customer relationships	$300.1	$(231.1)	$240.4	$(225.9)
Trade names	88.1	—	37.7	—
Other	22.4	(14.7)	16.3	(13.4)
Total	$410.6	$(245.8)	$294.4	$(239.3)

Other intangible assets primarily consist of patents. See Note 4 – Acquisitions for further details on intangibles acquired during 2016 and 2015. Gross amounts and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation. Aggregate amortization expense for intangibles was $6.8 million, $3.0 million and $2.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. Estimated amortization expense for intangible assets is $8.2 million for the year ending December 31, 2017, $8.2 million in 2018, $7.6 million in 2019, $7.2 million in 2020, and $6.3 million in 2021.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 12 – Income Taxes

The sources of Earnings before income taxes were as follows:

(in millions)	2016	2015	2014
United States	$308.0	$261.0	$242.9
Foreign	81.7	54.2	45.0
Earnings before income taxes	$389.7	$315.2	$287.9

The Income tax provision consisted of the following:

(in millions)	2016	2015	2014
Current tax expense:
U.S. Federal	$25.0	$24.7	$18.2
State and local	4.6	2.5	2.6
Foreign	23.2	17.0	23.9
Total current	52.8	44.2	44.7

Deferred tax expense:
U.S. Federal	56.1	40.7	42.4
State and local	6.6	3.2	5.7
Foreign	(0.2)	(0.3)	0.2
Total deferred	62.5	43.6	48.3

Income tax provision	$115.3	$87.8	$93.0

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Temporary differences and carryforwards giving rise to deferred tax assets and liabilities at December 31, 2016 and 2015, are summarized in the table below:

(in millions)	2016	2015
Deferred tax assets:
Pension	$86.2	$110.6
Loss carryforwards	71.7	61.5
Tax credit carryforwards	47.3	57.0
Product warranties	41.9	39.4
Sales incentives and discounts	32.0	26.8
Deferred revenue	23.2	23.1
Equity compensation	23.2	26.4
Compensation and benefits	22.2	24.0
Deferred compensation	21.7	29.3
Postretirement and postemployment benefits	20.2	21.3
Depreciation and amortization	—	35.0
Other	82.9	78.0
Gross deferred tax assets	472.5	532.4
Valuation allowance	(78.1)	(70.6)
Deferred tax assets	$394.4	$461.8

Deferred tax liabilities:
Depreciation and amortization	$(45.5)	$—
State and Local income taxes	(34.9)	(38.6)
Other	(8.7)	(15.3)
Deferred tax liabilities	$(89.1)	$(53.9)

Total net deferred tax assets	$305.3	$407.9

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

At December 31, 2016, the Company had a total valuation allowance against its deferred tax assets of $78.1 million. The remaining realizable value of deferred tax assets at December 31, 2016 was determined by evaluating the potential to recover the value of these assets through the utilization of tax loss and credit carrybacks, the reversal of existing taxable temporary differences and carryforwards, certain tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards. At December 31, 2016, the Company retained valuation allowance reserves of $58.1 million against deferred tax assets in the U.S. primarily related to non-amortizable intangibles and various state operating loss carryforwards and state tax credits that are subject to restrictive rules for future utilization, and valuation allowances of $20.0 million for deferred tax assets related to foreign jurisdictions, primarily Brazil.

At December 31, 2016, the tax benefit of loss carryforwards totaling $71.8 million was available to reduce future tax liabilities. This deferred tax asset was comprised of $4.2 million for the tax benefit of federal net operating loss (NOL) carryforwards, $47.3 million for the tax benefit of state NOL carryforwards and $20.3 million for the tax benefit of foreign NOL carryforwards. NOL carryforwards of $51.6 million expire at various intervals between the years 2017 and 2036, while $20.2 million have an unlimited life.

At December 31, 2016, tax credit carryforwards totaling $49.5 million were available to reduce future tax liabilities. This deferred tax asset was comprised of $11.1 million related to general business credits and other miscellaneous federal credits, and $38.4 million of various state tax credits related to research and development, capital investment and job incentives. Tax credit

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

carryforwards of $49.3 million expire at various intervals between the years 2017 and 2036, while $0.2 million have an unlimited life.

The Company provides deferred taxes for the presumed ultimate repatriation to the U.S. of earnings from certain of its non-U.S. subsidiaries and unconsolidated affiliates. Through December 31, 2014 the indefinite reinvestment criteria had been applied to certain entities and allowed the Company to overcome that presumption to the extent the earnings were to be indefinitely reinvested outside the United States. As a result of the Company's internal restructuring of its foreign entities that was initiated in the second quarter of 2015, the Company determined that the indefinite reinvestment assertion should be expanded to include additional non-U.S. subsidiaries. As a result of the 2015 actions, the Company recorded a discrete net tax benefit in the second quarter of 2015 which includes the benefit of applying the indefinite reinvestment assertion to the foreign entities reorganized under a new European holding company. No deferred income taxes have been provided as of December 31, 2016 on the applicable undistributed earnings of the non-U.S. subsidiaries where the indefinite reinvestment assertion has been applied. The Company had undistributed earnings of foreign subsidiaries of $286.7 million and $214.1 million at December 31, 2016 and 2015, respectively, for which deferred taxes have not been provided as such earnings are presumed to be indefinitely reinvested in the foreign subsidiaries. It is not practical to determine the amount of deferred income taxes not provided on these earnings. If at some future date these earnings cease to be indefinitely reinvested and are repatriated, the Company may be subject to additional U.S. income taxes and foreign withholding and other taxes on such amounts. The Company continues to provide deferred taxes, as required, on the undistributed net earnings of foreign subsidiaries and unconsolidated affiliates that are not deemed to be indefinitely reinvested in operations outside the United States.

As of December 31, 2016, 2015 and 2014 the Company had $3.5 million, $4.8 million and $5.1 million of gross unrecognized tax benefits, including interest, respectively. Substantially all of these amounts, if recognized, would impact the Company's tax provision and the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2016, 2015 and 2014, the amounts accrued for interest and penalties were not significant.

The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties for the 2016 and 2015 annual reporting periods:

(in millions)	2016	2015	2014
Balance at January 1	$4.7	$4.8	$6.0
Gross increases - tax positions prior periods	0.3	0.4	0.5
Gross decreases - tax positions prior periods	(0.4)	(0.1)	(0.4)
Gross increases - current period tax positions	0.5	0.5	0.7
Decreases - settlements with taxing authorities	—	(0.6)	(0.7)
Reductions - lapse of statute of limitations	(1.7)	—	(1.2)
Other	—	(0.3)	(0.1)
Balance at December 31	$3.4	$4.7	$4.8

The Company believes it is reasonably possible that the total amount of gross unrecognized tax benefits as of December 31, 2016 could decrease by approximately $1.1 million in 2017 due to settlements with taxing authorities or lapses in applicable statutes of limitation. Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be significant changes in the amount of unrecognized tax benefits in 2017, but the amount cannot be estimated.

The Company is regularly audited by federal, state and foreign tax authorities. The Internal Revenue Service (IRS) has completed its field examination and has issued its Revenue Agents Report through the 2012 tax year and all open issues have been resolved. The Company is currently open to tax examinations by the IRS for the 2013 through 2015 tax years and the 2014 tax year is currently under examination. Primarily as a result of filing amended returns, which were generated by the closing of federal income tax audits, the Company is still open to state and local tax audits in major tax jurisdictions dating back to the 2011 taxable year. Following the completion in the fourth quarter of 2015 of the 2008 through 2012 Germany tax audit, the Company is no longer subject to income tax examinations by any major foreign tax jurisdiction for years prior to 2013.

The difference between the actual income tax provision (benefit) and the tax provision computed by applying the statutory Federal income tax rate to Earnings before income taxes is attributable to the following:

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

(in millions)	2016	2015	2014
Income tax provision at 35 percent	$136.4	$110.3	$100.7
State and local income taxes, net of Federal income tax effect	8.3	7.3	6.4
Deferred tax asset valuation allowance	3.4	5.3	(7.6)
Income attributable to domestic production activities	(6.3)	(9.2)	(8.8)
Impairment of equity method investment	—	—	4.0
Change in estimates related to prior years and prior years amended tax return filings	(0.2)	(4.2)	(1.4)
Federal and state tax credits	(10.2)	(8.9)	(7.6)
Taxes related to foreign income, net of credits	(20.6)	(6.7)	5.2
Taxes related to unremitted earnings	(1.1)	(11.4)	(5.5)
Tax reserve reassessment	(1.4)	0.6	(0.3)
Deferred tax reassessment	1.5	3.0	3.5
Tax law changes	5.4	—	—
Other	0.1	1.7	4.4
Actual income tax provision	$115.3	$87.8	$93.0

Effective tax rate	29.6%	27.9%	32.3%

Income tax provision allocated to continuing operations and discontinued operations for the years ended December 31 was as follows:

(in millions)	2016	2015	2014
Continuing operations	$115.3	$87.8	$93.0
Discontinued operations	1.0	0.3	11.0
Total tax provision	$116.3	$88.1	$104.0

Note 13 – Commitments and Contingencies

Financial Commitments

The Company has entered into guarantees of indebtedness of third parties, primarily in connection with customer financing programs. Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount that is less than the total outstanding obligations. The Company has also extended guarantees to third parties that have purchased customer receivables from Brunswick and, in certain instances, has guaranteed secured term financing of its customers. Potential payments in connection with these customer financing arrangements generally extend over several years. The single year potential cash obligations associated with these customer financing arrangements as of December 31, 2016 and December 31, 2015 were $31.5 million and $30.7 million, respectively. The maximum potential cash obligations associated with these customer financing arrangements as of December 31, 2016 and December 31, 2015 were $39.6 million and $36.8 million, respectively.

In most instances, upon repurchase of the receivable or note, the Company receives rights to the collateral securing the financing. The Company’s risk under these arrangements is partially mitigated by the value of the collateral that secures the financing. The Company had $1.2 million and $1.1 million accrued for potential losses related to recourse exposure at December 31, 2016 and December 31, 2015, respectively.

The Company has accounts receivable sale arrangements with third parties which are included in the guarantee arrangements discussed above. The Company treats the sale of receivables in which the Company retains an interest as a secured obligation as the transfers of the receivables under these arrangements do not meet the requirements of a “true sale.” Accordingly, the current portion of receivables underlying these arrangements of $22.0 million and $22.5 million was recorded in Accounts and notes receivable and Accrued expenses as of December 31, 2016 and December 31, 2015, respectively. Further, the long-term portion of these arrangements of $29.0 million and $23.7 million as of December 31, 2016 and December 31, 2015, respectively, was recorded in Other long-term assets and Other long-term liabilities.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The Company has also entered into arrangements with third-party lenders in which it has agreed, in the event of a customer default, to repurchase from the third-party lender those Brunswick products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The single year and maximum potential cash payments the Company could be required to make to repurchase collateral as of December 31, 2016 and December 31, 2015 were $59.9 million and $57.9 million, respectively.

The Company’s risk under these repurchase arrangements is partially mitigated by the value of the products repurchased as part of the transaction. The Company had $1.1 million accrued for potential losses related to repurchase exposure at both December 31, 2016 and December 31, 2015. The Company’s repurchase accrual represents the expected losses that could result from obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of those products to alternative dealers.

The Company has recorded its estimated net liability associated with losses from these guarantee and repurchase obligations on its Consolidated Balance Sheets based on historical experience and current facts and circumstances. Historical cash requirements and losses associated with these obligations have not been significant, but could increase if dealer defaults exceed current expectations.

Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling $6.5 million and $12.1 million, respectively, as of December 31, 2016. A large portion of these standby letters of credit and surety bonds are related to the Company’s self-insured workers’ compensation program as required by its insurance companies and various state agencies. The Company has recorded reserves to cover the anticipated liabilities associated with these programs. Under certain circumstances, such as an event of default under the Company’s revolving credit facility, or, in the case of surety bonds, a ratings downgrade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds. The Company was not required to post letters of credit as collateral against surety bonds as of December 31, 2016.

The Company has a collateral trust arrangement with insurance carriers and a trustee bank. The trust is owned by the Company, but the assets are pledged as collateral against workers’ compensation related obligations in lieu of other forms of collateral including letters of credit. In connection with this arrangement, the Company had $11.2 million and $12.7 million of cash in the trust at December 31, 2016 and December 31, 2015, respectively, which was classified as Restricted cash in the Company's Consolidated Balance Sheets. In both 2016 and 2015, insurance carriers reduced the required collateral amount, which resulted in a $1.5 million and $2.9 million, respectively, transfer out of the trust.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Product Warranties

The Company records a liability for product warranties at the time revenue is recognized. The liability is estimated using historical warranty experience, projected claim rates and expected costs per claim. The Company adjusts its liability for specific warranty matters when they become known and the exposure can be estimated. Product failure rates as well as material usage and labor costs incurred in correcting a product failure affect the Company's warranty liabilities. If actual costs differ from estimated costs, the Company must make a revision to the warranty liability. Changes in the Company's warranty liabilities resulting from the Company's experience and adjustments related to changes in estimates are included as Aggregate changes for preexisting warranties presented in the table below.

The following activity related to product warranty liabilities was recorded in Accrued expenses during the years ended December 31, 2016 and December 31, 2015:

(in millions)	2016	2015
Balance at beginning of period	$106.3	$110.6
Payments made	(67.3)	(59.1)
Provisions/additions for contracts issued/sold	74.9	67.8
Aggregate changes for preexisting warranties	(10.4)	(9.6)
Foreign currency translation	(0.3)	(3.4)
Acquisitions	7.1	—
Other	2.3	—
Balance at end of period	$112.6	$106.3

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

The following activity related to deferred revenue for extended product warranty contracts was recorded in Accrued expenses and Other long-term liabilities during the years ended December 31, 2016 and December 31, 2015:

(in millions)	2016	2015
Balance at beginning of period	$78.3	$72.5
Extended warranty contracts sold	55.0	45.5
Revenue recognized on existing extended warranty contracts	(42.0)	(38.3)
Foreign currency translation	(0.7)	(1.4)
Balance at end of period	$90.6	$78.3

Legal and Environmental

The Company accrues for litigation exposure when it is probable that future costs will be incurred and such costs can be reasonably estimated. Adjustments to estimates are recorded in the period they are identified. Management does not believe that there is a reasonable possibility that a material loss exceeding the amounts already recognized for the Company’s litigation claims and matters, if any, has been incurred. In light of existing reserves, the Company's litigation claims, when finally resolved, are not expected, in the opinion of management, to have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The environmental remediation and clean-up projects in which the Company is involved have an aggregate estimated range of exposure of approximately $35.0 million to $57.3 million as of December 31, 2016. At December 31, 2016 and 2015, the Company had reserves for environmental liabilities of $35.0 million and $40.0 million, respectively, reflected in Accrued expenses and Other long-term liabilities in the Consolidated Balance Sheets. The Company recorded environmental provisions of $0.7 million, $1.4 million and $1.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Derivative Financial Instruments. The Company uses derivative financial instruments to manage its risks associated with movements in foreign currency exchange rates, interest rates and commodity prices. Derivative instruments are not used for trading or speculative purposes. The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivatives that are designated as hedges to specific forecasted transactions. The Company also assesses, both at the hedge’s inception and monthly thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in the anticipated cash flows of the hedged item. If the hedging relationship ceases to be highly effective, or it becomes probable that a forecasted transaction is no longer expected to occur, the Company discontinues hedge accounting prospectively and immediately recognizes the gains and losses associated with those hedges. There were no material adjustments as a result of ineffectiveness to the results of operations for the years ended December 31, 2016, 2015 and 2014. The fair value of derivative financial instruments is determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded. The effects of derivative financial instruments are not expected to be material to the Company’s financial position or results of operations when considered together with the underlying exposure being hedged. Use of derivative financial instruments exposes the Company to credit risk with its counterparties when the fair value of a derivative contract is an asset. The Company mitigates this risk by entering into derivative contracts with highly rated counterparties. The maximum amount of loss due to counterparty credit risk is limited to the asset value of derivative financial instruments.

Cash Flow Hedges. The Company enters into certain derivative instruments that are designated and qualify as cash flow hedges.  The Company executes both forward and option contracts, based on forecasted transactions, to manage foreign currency exchange exposure mainly related to inventory purchase and sales transactions. From time-to-time, the Company enters into commodity swap agreements based on anticipated purchases of copper and natural gas to manage risk related to price changes. Additionally, the Company may enter into forward-starting interest rate swaps to hedge the interest rate risk associated with the anticipated issuance of debt.

A cash flow hedge requires that as changes in the fair value of derivatives occur, the portion of the change deemed to be effective is recorded temporarily in Accumulated other comprehensive loss, an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of December 31, 2016, the term of derivative instruments hedging forecasted transactions ranged from one to 15 months.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The following activity related to cash flow hedges was recorded in Accumulated other comprehensive loss as of December 31:

	Accumulated Unrealized Derivative
	Gains (Losses)
	2016		2015
(in millions)	Pretax	After-tax	Pretax	After-tax
Beginning balance	$0.4	$(5.9)	$1.2	$(5.5)
Net change in value of outstanding hedges	2.9	2.1	12.0	8.4
Net amount recognized into earnings	(2.2)	(1.8)	(12.8)	(8.8)
Ending balance	$1.1	$(5.6)	$0.4	$(5.9)

Fair Value Hedges. The Company enters into fixed-to-floating interest rate swaps to convert a portion of the Company's long-term debt from fixed to floating rate debt. An interest rate swap is entered into with the expectation that the change in the fair value of the interest rate swap will offset the change in the fair value of the debt instrument attributable to changes in the benchmark interest rate. Each period, the change in the fair value of the interest rate swap asset or liability is recorded in debt and the difference between the fixed interest payment and floating interest receipts is recorded as a net adjustment to interest expense.

Other Hedging Activity. The Company has entered into certain foreign currency forward contracts that have not been designated as a hedge for accounting purposes. These contracts are used to manage foreign currency exposure related to changes in the value of assets or liabilities caused by changes in foreign exchange rates. The change in the fair value of the foreign currency derivative contract and the corresponding change in the fair value of the asset or liability of the Company are both recorded through earnings, each period as incurred. From time-to-time, the Company enters into commodity swap agreements that are used to hedge purchases of aluminum. These hedges do not qualify for hedge accounting. The commodity swap agreements are based on anticipated purchases of aluminum and are used to manage risk related to price changes. The change in the fair value of the aluminum derivative contract is recorded through earnings, each period as incurred.

Foreign Currency. The Company enters into forward and option contracts to manage foreign exchange exposure related to forecasted transactions and assets and liabilities that are subject to risk from foreign currency rate changes. These exposures include: product costs; revenues and expenses; associated receivables and payables; intercompany obligations and receivables and other related cash flows.

Forward exchange contracts outstanding at December 31, 2016 and December 31, 2015 had notional contract values of $263.7 million and $273.5 million, respectively. Option contracts outstanding at December 31, 2016 and December 31, 2015, had notional contract values of $30.4 million and $51.0 million, respectively. The forward and options contracts outstanding at December 31, 2016, mature during 2017 and 2018 and mainly relate to the Euro, Japanese Yen, Australian dollar, Canadian dollar, Swedish krona, Brazilian real, British pound, Norwegian krone, Mexican peso, Hungarian forint and New Zealand dollar. As of December 31, 2016, the Company estimates that during the next 12 months, it will reclassify approximately $5.4 million of net gains (based on current rates) from Accumulated other comprehensive loss to Cost of sales.

Interest Rate. The Company enters into fixed-to-floating interest rate swaps to convert a portion of the Company's long-term debt from fixed to floating rate debt. As of December 31, 2016 and December 31, 2015, the outstanding swaps had notional contract values of $200.0 million, of which $150.0 million corresponds to the Company's 4.625 percent Senior notes due 2021 and $50.0 million corresponds to the Company's 7.375 percent Debentures due 2023. These instruments have been designated as fair value hedges, with the fair value recorded in long-term debt as discussed in Note 16 – Debt.

The Company may also enter into forward-starting interest rate swaps to hedge the interest rate risk associated with anticipated debt issuances. There were no forward-starting interest rate swaps outstanding at December 31, 2016 or December 31, 2015.

As of December 31, 2016 and December 31, 2015, the Company had $4.5 million and $5.1 million, respectively, of net deferred losses associated with all settled forward-starting interest rate swaps, which were included in Accumulated other comprehensive loss. As of December 31, 2016, the Company estimates that during the next 12 months, it will reclassify approximately $1.1 million of net losses resulting from settled forward-starting interest rate swaps from Accumulated other comprehensive loss to Interest expense.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Commodity Price. From time-to-time, the Company uses commodity swaps to hedge anticipated purchases of aluminum, copper and natural gas. There were no commodity swap contracts outstanding at December 31, 2016. As of December 31, 2015 the notional value of commodity swap contracts outstanding was $10.8 million. The amount of gain or loss associated with the change in fair value of these instruments is either recorded through earnings each period as incurred or, if designated as cash flow hedges, deferred in Accumulated other comprehensive loss and recognized in Cost of sales in the same period or periods during which the hedged transaction affects earnings.

As of December 31, 2016 and December 31, 2015, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets			Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		2016	2015		2016	2015
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid expenses and other	$7.2	$5.9	Accrued expenses	$2.6	$1.3
Commodity contracts	Prepaid expenses and other	—	—	Accrued expenses	—	0.5
Total		$7.2	$5.9		$2.6	$1.8

Derivatives Designated as Fair Value Hedges
Interest rate contracts	Prepaid expenses and other	$2.1	$2.1	Accrued expenses	$1.7	$1.4
Interest rate contracts	Other long-term assets	0.7	4.0	Other long-term liabilities	0.2	—
Total		$2.8	$6.1		$1.9	$1.4

Other Hedging Activity
Foreign exchange contracts	Prepaid expenses and other	$1.2	$1.5	Accrued expenses	$0.3	$0.2
Commodity contracts	Prepaid expenses and other	—	—	Accrued expenses	—	2.2
Total		$1.2	$1.5		$0.3	$2.4

The effect of derivative instruments on the Consolidated Statements of Operations for the years ended December 31, 2016 and December 31, 2015 was:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)
	2016	2015		2016	2015
Interest rate contracts	$—	$—	Interest expense	$(0.6)	$(0.1)
Foreign exchange contracts	2.9	12.9	Cost of sales	3.3	12.2
Commodity contracts	0.0	(0.9)	Cost of sales	(0.5)	0.9
Total	$2.9	$12.0		$2.2	$13.0

Derivatives Designated as Fair Value Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
		2016	2015
Interest rate contracts	Interest expense	$2.9	$4.3

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Other Hedging Activity	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
		2016	2015
Foreign exchange contracts	Cost of sales	$(5.7)	$8.7
Foreign exchange contracts	Other income, net	2.0	(0.3)
Commodity contracts	Cost of sales	0.3	(5.9)
Total		$(3.4)	$2.5

Fair Value of Other Financial Instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, accounts and notes receivable and short-term debt approximate their fair values because of the short maturity of these instruments. At December 31, 2016 and December 31, 2015, the fair value of the Company’s long-term debt was approximately $498.5 million and $454.7 million, respectively, and was determined using Level 1 and Level 2 inputs described in Note 7 – Fair Value Measurements, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt. The carrying value of long-term debt, including current maturities, was $444.6 million and $448.5 million as of December 31, 2016 and December 31, 2015, respectively.

Note 15 – Accrued Expenses

Accrued Expenses at December 31, 2016 and 2015 were as follows:

(in millions)	2016	2015
Compensation and benefit plans	$146.0	$162.7
Product warranties	112.6	106.3
Sales incentives and discounts	104.4	87.4
Deferred revenue and customer deposits	64.2	57.2
Insurance reserves	21.5	26.6
Secured obligations, repurchase and recourse	24.3	24.7
Environmental reserves	23.7	25.4
Interest	8.4	8.4
Real, personal and other non-income taxes	7.0	7.2
Derivatives	4.6	5.6
Other	49.6	51.5
Total accrued expenses	$566.3	$563.0

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 16 – Debt

Long-term debt at December 31, 2016 and December 31, 2015 consisted of the following:

(in millions)	2016	2015
Notes, 7.125% due 2027, net of discount of $0.4 and $0.4 and debt issuance costs of $0.5 and $0.6	$162.3	$162.2
Senior notes, currently 4.625%, due 2021, net of debt issuances costs of $1.9 and $2.3 (A)	147.8	149.6
Debentures, 7.375% due 2023, net of discount of $0.2 and $0.2 and debt issuance costs of $0.2 and $0.3 (A)	103.4	104.7
Loan with Fond du Lac County Economic Development Corporation, 2.0% due 2021, net of discount of $3.8 and $4.5 and debt issuance costs of $0.1 and $0.1	23.8	28.1
Notes, various up to 5.892% payable through 2027, net of discount of $0.2 in 2016	5.1	3.9
Total long-term debt	442.4	448.5
Current maturities of long-term debt	(5.9)	(6.0)
Long-term debt, net of current maturities	$436.5	$442.5

(A) Included in Senior notes, 4.625% due 2021 and Debentures, 7.375% due 2023 at December 31, 2016 and December 31, 2015, are the aggregate fair values related to the fixed-to-floating interest rate swaps as discussed in Note 14 – Financial Instruments.

Scheduled maturities, net:

(in millions)
2017	$5.9
2018	5.7
2019	5.7
2020	5.8
2021	152.4
Thereafter	266.9
Total long-term debt including current maturities	$442.4

The Company did not repurchase debt during 2016 or 2015.

The 2021, 2023 and 2027 notes are unsecured and do not contain subsidiary guarantees. Interest on the Company's notes is due semi-annually. The Company's 2021 and 2027 notes are subject to redemption at any time at the Company's discretion, in whole or in part, at redemption prices specified in the respective agreements, plus any accrued and unpaid interest. The Company's 2023 notes are not redeemable. The Company may be required to repurchase the 2021 notes in the event of a change of control, subject to certain circumstances, for an amount equal to 101% of the outstanding principal plus any accrued and unpaid interest at the time of the change of control.

In June 2016, the Company entered into an Amended and Restated Credit Agreement (Credit Facility). The Credit Facility amends and restates the Company's existing credit agreement, dated as of March 2011, as amended and restated as of June 2014. The Credit Facility provides for $300 million of borrowing capacity and is in effect through June 2021. No borrowings were outstanding as of December 31, 2016 or during 2016, and available borrowing capacity totaled $295.7 million, net of $4.3 million of letters of credit outstanding under the Credit Facility. The Credit Facility includes provisions to add an additional $100 million of capacity and extend the facility for two additional one-year terms, subject to lender approval. The Company currently pays a facility fee of 20 basis points per annum. The facility fee per annum will be within a range of 12.5 to 35 basis points based on the Company's credit rating. Under the terms of the Credit Facility, the Company has two borrowing options: borrowing at a rate tied to adjusted LIBOR plus a spread of 130 basis points or a base rate plus a margin of 30.0 basis points. The rates are determined by the Company's credit ratings, with spreads ranging from 100 to 190 basis points for LIBOR rate borrowings and 0 to 90 basis points for base rate borrowings. The Company is required to maintain compliance with two financial covenants included in the Credit Facility: a minimum interest coverage ratio and a maximum leverage ratio. The minimum interest coverage ratio, as defined in the agreement, is not permitted to be less than 3.00 to 1.00. The maximum leverage ratio, as defined in the agreement, is not permitted to be more than 3.50 to 1.00. As of December 31, 2016, the Company was in compliance with the financial covenants in the Credit Facility.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

As provided under the terms of its loan agreement with the Fond du Lac County Economic Development Corporation, which is secured by the Company's property located in Fond du Lac, Wisconsin, up to a maximum of 43 percent of the principal due annually can be forgiven if the Company achieves certain employment targets as outlined in the agreement. The amount of loan forgiveness is based on average employment levels at the end of the previous four quarters. Total loan forgiveness for the year ended December 31, 2016 was $2.1 million or 43 percent of the principal due. Total loan forgiveness for the year ended December 31, 2015 was $2.0 million or 41 percent of the principal due.

Note 17 – Postretirement Benefits

Overview. The Company has defined contribution plans, qualified and nonqualified defined benefit pension plans, and other postretirement benefit plans covering substantially all of its employees. The Company's contributions to its defined contribution plans include matching and annual discretionary contributions which are based on various percentages of compensation, and in some instances are based on the amount of the employees' contributions to the plans. The expense related to the defined contribution plans was $46.3 million, $46.3 million and $38.9 million in 2016, 2015 and 2014, respectively.

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

Plan Developments. During 2016, total settlement payments of $125.2 million were made from the Brunswick Pension Plan For Hourly Bargaining Unit Employees (Hourly Bargaining Plan) and the Brunswick Pension Plan For Salaried Employees (Salaried Plan) to purchase group annuity contracts to cover future benefit payments. The annuity contract unconditionally and irrevocably guarantees the full payment of all future annuity payments to the affected participants. The insurance company assumed all risk associated with the assets and obligations that were transferred. The Company recognized a pretax settlement loss of $55.1 million in the fourth quarter of 2016 relating to this action.

The Company also took actions to terminate the Brunswick Pension Plan For Hourly Employees (Hourly Plan) and the Brunswick Pension Plan For Hourly Wage Employees (Muskegon Plan) at the Muskegon, Michigan Factory, effective as of December 31, 2016. All benefits are expected to be paid during 2017, either through a lump-sum payment or annuity offerings. As a result, the unfunded liabilities for both plans are currently recorded in Accrued expenses within the Company’s Consolidated Balance Sheets.

During 2015, total settlement payments of $191.8 million were made from the Brunswick Pension Plan For Selected Current And Former Employees and the Salaried Plan, consisting of lump-sum pension distributions of $61.7 million and the purchase of group annuity contracts totaling $130.1 million to cover future benefit payments. The annuity contract unconditionally and irrevocably guarantees the full payment of all future annuity payments to the affected participants. The insurance company assumed all risk associated with the assets and obligations that were transferred. The Company recognized a pretax settlement loss of $82.3 million in the fourth quarter of 2015 related to these actions.

During 2014, the Company offered a voluntary lump-sum pension payment opportunity to certain terminated vested Salaried Plan, Hourly Bargaining Plan and Muskegon Plan participants. Total lump-sum payments of $80.7 million, of which $71.9 million were considered settlement payments, for those participants electing to receive lump sums were made in 2014 using pension plan assets. The Company recognized pretax settlement losses of $27.9 million in the fourth quarter of 2014 for those plans where the settlement payment exceeded the sum of the plans' service and interest costs.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Costs. Pension and other postretirement benefit costs included the following components for 2016, 2015 and 2014:

	Pension Benefits			Other Postretirement Benefits
(in millions)	2016	2015	2014	2016	2015	2014
Interest cost	$35.8	$47.9	$58.6	$1.4	$1.8	$2.0
Expected return on plan assets	(38.5)	(55.7)	(58.8)	—	—	—
Amortization of prior service credits	—	—	—	(0.7)	(0.7)	(0.9)
Amortization of net actuarial losses	17.4	19.5	15.0	—	1.3	—
Settlement charges	55.1	82.3	27.9	—	—	—
Net pension and other benefit costs	$69.8	$94.0	$42.7	$0.7	$2.4	$1.1

Portions of Net pension and other benefit costs are recorded in Selling, general and administrative expenses as well as capitalized into inventory. Costs capitalized into inventory are eventually realized through Cost of sales in the Consolidated Statements of Operations.

Pension expense in 2016 includes the impact of a change in methodology used to calculate the interest cost component of pension expense. In 2015 and prior years, the Company used a single-weighted average discount rate to calculate pension and postretirement interest costs. Beginning in 2016, the Company is utilizing a "spot rate approach" in the calculation of pension and postretirement interest costs to provide a more accurate measurement of interest costs. The spot rate approach applies separate discount rates for each projected benefit payment in the calculation of pension and postretirement interest costs. This calculation change is considered to be a change in accounting estimate and is being applied prospectively in 2016. The discount rates used to measure the 2016 interest costs are 3.58% and 3.30% for pensions and other postretirement benefits, respectively. The previous method would have used a discount rate for interest costs of 4.40% for pensions and 4.23% for other postretirement benefits, respectively. The decreased interest costs for the 12 months ended December 31, 2016, for pension and other postretirement benefits, was approximately $8.2 million and $0.4 million, respectively, compared with the previous method.

Additionally, pension expense in 2016 includes the impact of a decline in the assumed rate of return on plan assets to 5.25% in 2016 compared with 6.00% in 2015, primarily due to shifts in asset allocations toward fixed income investments. For the year ended December 31, 2016, pension expense increased by $5.6 million as a result of the lower assumed rate of return on plan assets.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Benefit Obligations and Funded Status. A reconciliation of the changes in the benefit obligations and fair value of assets over the two-year period ending December 31, 2016, and a statement of the funded status at December 31 for these years for the Company's pension and other postretirement benefit plans follow:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2016	2015	2016	2015
Reconciliation of benefit obligation:
Benefit obligation at previous December 31	$1,035.5	$1,315.4	$43.5	$49.5
Interest cost	35.8	47.9	1.4	1.8
Participant contributions	—	—	0.5	0.7
Actuarial (gains) losses	49.0	(56.8)	(0.9)	(4.1)
Benefit payments	(73.6)	(79.2)	(3.9)	(4.4)
Settlement payments	(125.2)	(191.8)	—	—
Benefit obligation at December 31	921.5	1,035.5	40.6	43.5

Reconciliation of fair value of plan assets:
Fair value of plan assets at previous December 31	736.4	965.9	—	—
Actual return on plan assets	75.7	(32.1)	—	—
Employer contributions	74.6	73.6	3.4	3.7
Participant contributions	—	—	0.5	0.7
Benefit payments	(73.6)	(79.2)	(3.9)	(4.4)
Settlement payments	(125.2)	(191.8)	—	—
Fair value of plan assets at December 31	687.9	736.4	—	—

Funded status at December 31	$(233.6)	$(299.1)	$(40.6)	$(43.5)
Funded percentage (A)	75%	71%	NA	NA

(A) As all of the Company's plans are frozen, the projected benefit obligation and the accumulated benefit obligation are equal. As of December 31, 2016 and 2015, the projected and accumulated benefit obligations for all of the Company's pension plans were in excess of plan assets.

The funded status of these pension plans includes the projected and accumulated benefit obligations for the Company's nonqualified pension plan of $34.5 million and $36.7 million at December 31, 2016 and 2015, respectively. The Company's nonqualified pension plan and other postretirement benefit plans are not funded.

The amounts included in the Company's Consolidated Balance Sheets as of December 31, 2016 and 2015, were as follows:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2016	2015	2016	2015
Accrued expenses	$10.5	$3.8	$4.1	$4.4
Postretirement benefit liabilities	223.1	295.3	36.5	39.1
Net amount recognized	$233.6	$299.1	$40.6	$43.5

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Accumulated Other Comprehensive Loss. The following pretax activity related to pensions and other postretirement benefits was recorded in Accumulated other comprehensive loss as of December 31:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2016	2015	2016	2015
Prior service credits
Beginning balance	$—	$—	$(10.9)	$(11.6)
Amount recognized as component of net benefit costs	—	—	0.7	0.7
Ending balance	—	—	(10.2)	(10.9)

Net actuarial losses
Beginning balance	457.8	528.6	1.9	7.3
Actuarial (gains) losses arising during the period	11.8	31.0	(0.9)	(4.1)
Amount recognized as component of net benefit costs	(72.5)	(101.8)	—	(1.3)
Ending balance	397.1	457.8	1.0	1.9

Total	$397.1	$457.8	$(9.2)	$(9.0)

The estimated pretax net actuarial loss in Accumulated other comprehensive loss at December 31, 2016, expected to be recognized as a component of net periodic benefit cost in 2017 for the Company's pension plans, is $14.4 million. The estimated pretax prior service credit and net actuarial loss in Accumulated other comprehensive loss at December 31, 2016, expected to be recognized as components of net periodic benefit cost in 2017 for the Company's other postretirement benefit plans, are $0.7 million and $0.0 million, respectively.

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

Other Postretirement Benefits. Once participants eligible for other postretirement benefits turn 65 years old, the health care benefits become a flat dollar amount based on age and years of service. The assumed health care cost trend rate for other postretirement benefits for pre-age 65 benefits as of December 31 was as follows:

	Pre-age 65 Benefits
	2016	2015
Health care cost trend rate for next year	5.7%	5.8%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year rate reaches the ultimate trend rate	2037	2037

The health care cost trend rate assumption has an effect on the amounts reported. A one percent change in the assumed health care trend rate at December 31, 2016 would not have a material impact on the accumulated postretirement benefit obligation.

The Company monitors the cost of health care and life insurance benefit plans and reserves the right to make additional changes or terminate these benefits in the future.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Assumptions. In October 2014, the Society of Actuaries (SOA) issued updated mortality tables (RP-2014) and a mortality improvement scale (MP-2014), which reflect longer life expectancies than previously projected. Since then, the SOA has issued updated mortality improvement scales, (MP-2015 and MP-2016) which include actual mortality improvement data from the Social Security Administration for years 2011 through 2014. The actual mortality data showed higher rates of mortality than anticipated, and thus updated projections show a slight decrease in life expectancies compared to the original MP-2014 projection scale. This information was considered in developing the Company's updated mortality assumptions for pension and postretirement benefit obligations recorded at December 31, 2016. The updated mortality assumptions resulted in a decrease of approximately $10.5 million and $0.3 million in the Company's pension and postretirement benefit obligations, respectively, at December 31, 2016.

Weighted average assumptions used to determine pension and other postretirement benefit obligations at December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
Discount rate	4.00%	4.40%	3.93%	4.23%

Weighted average assumptions used to determine net pension and other postretirement benefit costs for the years ended December 31 were as follows:

	2016	2015	2014
Discount rate for pension benefits	3.58%	3.95%	4.85%
Discount rate for other postretirement benefits	3.30%	3.75%	4.40%
Long-term rate of return on plan assets	5.25%	6.00%	6.25%

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

The Company evaluates its assumption regarding the estimated long-term rate of return on plan assets based on historical experience, future expectations of investment returns, asset allocations, investment strategies and views of investment professionals. The Company's long-term rate of return on assets assumptions of 5.25 percent for 2016, 6.00 percent for 2015, and 6.25 percent for 2014, reflect expectations of projected weighted average market returns for the plans' assets. These changes in expected returns also reflected adjustments to the Company's targeted asset allocation.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The Trust asset allocation at December 31, 2016 and 2015, and target allocation for 2017 are as follows:

	2016	2015	Target Allocation for 2017
Equity securities:
United States	19%	17%	17%
International	3%	3%	3%
Fixed-income securities	75%	77%	80%
Short-term investments	3%	3%	—
Total	100%	100%	100%

The fair values of the Trust's pension assets at December 31, 2016, by asset class were as follows:

	Fair Value Measurements at December 31, 2016 (A)
(in millions)		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs
Investments at fair value	Total	(Level 1)	(Level 2)
Short-term investments	$1.9	$1.9	$—
Fixed-income securities:
Government securities (C)	141.5	—	141.5
Corporate securities (D)	382.1	—	382.1
Other investments (F)	8.5	(0.4)	8.9
Total investments at fair value	$534.0	$1.5	$532.5
Investments at net asset value
Short-term investments	46.8
Equity securities (B)
United States	132.8
International	17.6
Fixed-income securities:
Commingled funds (E)	15.3
Total investments at net asset value	212.5
Other liabilities (G)	(58.6)
Total pension plan net assets	$687.9

(A)
See Note 7 – Fair Value Measurements for a description of levels within the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measurement in its entirety. A description of the valuation methodologies is provided following these tables. There were no transfers in and/or out of Level 1, Level 2 and Level 3 in 2016.

(B)
The equity assets are invested in two indexed funds based on the Russell 3000 Index (U.S.) and the MSCI EAFE Equity Index (International). The Trust did not directly own any of the Company's common stock as of December 31, 2016.

(C)	Government securities are comprised of U.S. Treasury bonds and other government securities.

(D)	Corporate securities consist primarily of a diversified portfolio of investment grade bonds issued by companies.

(E)
This class includes commingled funds that primarily invest in investment grade corporate securities and government-related securities. This class also includes investments in non-agency collateralized mortgage obligations and mortgage-backed securities, futures and options.

(F)	Other investments consist primarily of interest rate swaps used to manage the average duration of the fixed income portfolio and credit default swaps to manage credit risk exposure.

(G)	This class includes interest receivable and receivables/payables for securities sold/purchased.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The fair values of the Trust's pension assets at December 31, 2015, by asset class were as follows:

	Fair Value Measurements at December 31, 2015 (A)
(in millions)		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs
Investments at fair value	Total	(Level 1)	(Level 2)
Short-term investments	$0.5	$0.5	$—
Fixed-income securities:
Government securities (C)	124.8	—	124.8
Corporate securities (D)	415.8	—	415.8
Other investments (F)	(1.0)	—	(1.0)
Total investments at fair value	$540.1	$0.5	$539.6
Investments at net asset value
Short-term investments	26.2
Equity securities (B)
United States	129.1
International	21.0
Fixed-income securities:
Commingled funds (E)	37.3
Total investments at net asset value	213.6
Other liabilities (G)	(17.3)
Total pension plan net assets	$736.4

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

(E)
This class includes commingled funds that primarily invest in investment grade corporate securities and government-related securities. This class also includes investments in non-agency collateralized mortgage obligations and mortgage-backed securities, futures and options.

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

Equity securities: The indexed equity funds are valued at the net asset value (NAV) provided by the investment managers. The NAV is based on the quoted market value of the underlying assets owned by the fund, minus its liabilities, divided by the number of units outstanding. The indexed equity funds are invested in portfolios of equity securities with the goal of matching returns to specific indices. Investments in United States equity securities are invested in an index fund that tracks the Russell 3000 index, which is an all cap market index. International equities are invested in an index fund that tracks the MSCI EAFE index, which is an index that tracks international equity markets of developed countries worldwide. Withdrawal from the United States equity fund is  permitted with a one-day notice prior to the trade date with subsequent settlement three days after the trade date. Withdrawal from the international equity fund is permitted daily with a two-day notice prior to the trade date with subsequent settlement three days after the trade date.

Corporate debt securities: Corporate debt securities are valued based on prices provided by third-party pricing sources, which are based on estimated prices at which a dealer would pay for or sell a security.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Government debt securities: U.S. Treasury bonds are valued using quoted market prices in active markets. Other agency securities are valued based on prices provided by third-party pricing sources, which are based on estimated prices at which a dealer would pay for or sell a security.

Short-term investments, commingled funds: Short-term investments and commingled funds are valued at the NAV provided by the investment managers. The NAV is based on the quoted market value of the underlying assets owned by the fund, minus its liabilities, divided by the number of units outstanding. Investments in fixed income commingled funds include long-duration corporate bonds and government-related securities with the goal of preserving capital and maximizing total return consistent with prudent investment management.

Other investments: Exchange-traded derivative instruments are valued using market indices. The fair value of derivatives that are not traded on an exchange are based on valuation models using observable market data as of the measurement date.

There were no pension plan assets using significant unobservable inputs (Level 3) for the years ended December 31, 2016 and December 31, 2015.

Expected Cash Flows. The expected cash flows for the Company's pension and other postretirement benefit plans follow:

(in millions)	Pension Benefits	Other Postretirement Benefits
Company contributions expected to be made in 2017 (A)	$73.8	$4.1
Expected benefit payments:
2017 (B)	158.7	4.1
2018	56.8	3.9
2019	56.9	3.7
2020	56.6	3.4
2021	56.0	3.1
2022-2026	270.0	13.2

(A) The Company anticipates contributing approximately $70.0 million to fund the qualified pension plans and approximately $3.8 million to cover benefit payments in the unfunded, nonqualified pension plan in 2017. Company contributions are subject to change based on market conditions or Company discretion.
(B) Expected benefit payments in 2017 include payments in connection with the Hourly Plan and Muskegon Plan terminations.

Note 18 – Stock Plans and Management Compensation

Under the Brunswick Corporation 2014 Stock Incentive Plan, the Company may grant stock options, stock appreciation rights (SARs), non-vested stock awards and performance awards to executives, other employees and non-employee directors, with 5.0 million shares from treasury shares and from authorized, but unissued, shares of common stock initially available for grant, in addition to: (i) the forfeiture of past awards; or (ii) shares not issued upon the net settlement of SARs; (iii) shares delivered to or withheld by the Company to pay the withholding taxes related to awards. As of December 31, 2016, 5.5 million shares remained available for grant.

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

Generally, grants of non-vested stock units and awards are forfeited if employment is terminated prior to vesting. Non-vested stock units and awards vest pro rata over one year if (i) the grantee has attained the age of 62, or (ii) the grantee's age plus total years of service equals 70 or more.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The Company recognizes the cost of non-vested stock units and awards on a straight-line basis over the requisite service period. Additionally, cash-settled non-vested stock units and awards are recorded as a liability on the balance sheet and adjusted to fair value each reporting period through stock compensation expense. During December 31, 2016, 2015 and 2014, the Company charged $10.8 million, $13.6 million and $10.5 million, respectively, to compensation expense for non-vested stock units and awards. The related income tax benefit recognized in 2016, 2015 and 2014 was $4.1 million, $5.2 million and $4.0 million, respectively. The fair value of shares vested during 2016, 2015 and 2014 was $13.8 million, $20.4 million and $14.1 million, respectively.

The weighted average price per Non-vested stock award at grant date was $40.01, $53.77 and $40.41 for awards granted in 2016, 2015 and 2014, respectively. Non-vested stock award activity for the year ended December 31, 2016 was as follows:

(in thousands, except grant date fair value)	Non-vested Stock Award Activity	Weighted Average Grant Date Fair Value
Non-vested awards, unvested at January 1	322	$44.46
Awarded	332	40.01
Forfeited	(22)	42.11
Vested	(253)	40.48
Non-vested awards, unvested at December 31	379	$43.35

As of December 31, 2016, there was $6.5 million of total unrecognized compensation expense related to non-vested stock awards. The Company expects this expense to be recognized over a weighted average period of 1.3 years.

Stock Options and SARs

Through 2004, the Company issued stock options, and between 2005 and 2012, the Company issued stock-settled SARs. Generally, stock options and SARs are exercisable over a period of 10 years, or as otherwise determined by management and the Human Resources and Compensation Committee of the Board of Directors, and subject to vesting periods of generally 4 years. However, with respect to stock options and SARs, all grants vest immediately: (i) in the event of a change in control; (ii) upon death or disability of the grantee; or (iii) with respect to awards granted prior to 2008, upon the sale or divestiture of the business unit to which the grantee is assigned.

In addition, grantees continue to vest in accordance with the vesting schedule even upon termination if (i) the grantee has attained the age of 62, or (ii) the grantee's age plus total years of service equals 70 or more. An additional provision applies that prorates the grant in the event of termination prior to the first anniversary of the date of grant, provided the participant had met the appropriate retirement age definition of rule of 70 or age 62.

SARs and stock option activity for all plans for the years ended December 31, 2016, 2015 and 2014, was as follows:

	2016				2015			2014
(in thousands, except exercise price and terms)	SARs/Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	SARs/Stock Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	SARs/Stock Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding on January 1	2,234	$15.78			2,705	$16.91		3,825	$19.09
Exercised	(1,252)	$16.76		$32,096	(464)	$22.15	$14,615	(1,084)	$24.02	$23,611
Forfeited	(4)	$38.42			(7)	$29.99		(36)	$35.10
Outstanding on December 31	978	$14.43	3.2 years	$39,228	2,234	$15.78	$77,580	2,705	$16.91	$92,908
Exercisable on December 31	978	$14.43	3.2 years	$39,228	2,151	$15.47	$75,372	2,294	$16.03	$80,809
Vested and expected to vest on December 31	978	$14.43	3.2 years	$39,288	2,234	$15.78	$77,580	2,705	$16.91	$92,908

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The following table summarizes information about SARs and stock options outstanding as of December 31, 2016:

	Outstanding				Exercisable
Range of Exercise Price	Number (in thousands)	Weighted Average Remaining Years of Contractual Life		Weighted Average Exercise Price	Number (in thousands)	Weighted Average Remaining Years of Contractual Life		Weighted Average Exercise Price
$3.37 to $5.99	237	2.3	years	$5.24	237	2.3	years	$5.24
$6.00 to $19.90	379	3.1	years	$12.54	379	3.1	years	$12.54
$19.91 to $39.56	362	4.0	years	$22.45	362	4.0	years	$22.45

Total stock option and SARs expense for the year ended December 31, 2016 was nominal. Total stock option and SARs expense for the years ended December 31, 2015 and 2014 was $0.3 million and $1.3 million, respectively.

Performance Awards

In February 2016, 2015 and 2014, the Company granted performance shares to certain senior executives. The 2016 and 2015 share awards are based on three performance measures: a cash flow return on investment (CFROI) measure, an operating margin (OM) measure and a total shareholder return (TSR) modifier. The 2014 share awards are based on a CFROI measure and a TSR modifier. Performance shares are earned based on a three-year performance period, except for the CFROI measure for the 2014 awards which is based on a one-year performance period. Performance periods commence at the beginning of the calendar year of each grant. The performance shares are then subject to a TSR modifier based on stock returns measured against stock returns of a predefined comparator group over the three-year performance period. Additionally, in February 2016, 2015 and 2014, the Company granted 37,430, 22,990, and 24,600 performance shares, respectively, to certain officers and certain senior managers based on the respective measures and performance periods described above but excluding a TSR modifier.

The fair values of the senior executives' performance share award grants with a TSR modifier at the grant date in 2016, 2015 and 2014 were $38.54, $56.17 and $41.38, respectively, which were estimated using the Monte Carlo valuation model, and incorporated the following assumptions:

	2016	2015	2014
Risk-free interest rate	0.8%	1.0%	0.6%
Dividend yield	1.0%	0.9%	1.0%
Volatility factor	40.8%	39.2%	43.7%
Expected life of award	2.9 years	2.9 years	2.9 years

The fair value of certain officers' and certain senior managers' performance awards granted based solely on the CFROI and OM performance factors, as applicable, was $37.76, $52.39 and $40.44, which was equal to the stock price on the date of grant in 2016, 2015 and 2014, respectively, less the present value of dividend payments over the vesting period.

The Company recorded compensation expense related to performance awards of $6.1 million, $8.0 million and $6.5 million in 2016, 2015 and 2014, respectively. The related income tax benefit recognized in 2016, 2015 and 2014 was $2.3 million, $3.0 million and $2.5 million, respectively. The fair value of awards vested during 2016, 2015 and 2014 was $9.1 million, $7.5 million and $7.4 million, respectively.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Performance award activity for the year ended December 31, 2016 was as follows:

(in thousands, except grant date fair value)	Performance Awards	Weighted Average Grant Date Fair Value
Performance awards, unvested at January 1	50	$49.39
Awarded	217	37.99
Forfeited	(9)	38.49
Vested	(167)	38.15
Performance awards, unvested at December 31	91	$43.91

As of December 31, 2016, the Company had $2.2 million of total unrecognized compensation expense related to performance awards. The Company expects this expense to be recognized over a weighted average period of 1.6 years.

Excess Tax Benefits

For tax purposes, share-based compensation expense is deductible in the year of exercise or release based on the intrinsic value of the award on the date of exercise or release. For financial reporting purposes, share-based compensation expense is based upon grant-date fair value, which is amortized over the vesting period. Excess or "windfall" tax benefits represent the excess tax deduction received by the Company resulting from the difference between the share-based compensation expense deductible for tax purposes and the share-based compensation expense recognized for financial reporting purposes. Windfall tax benefits are recorded directly to Additional paid-in capital in Shareholders' equity on the Company's Consolidated Balance Sheets. Windfall tax benefits for the years ended December 31, 2016, 2015 and 2014 were $13.4 million, $7.0 million and $8.4 million, respectively, and are netted out of cash from operating activities and are reflected as a cash inflow from financing activities in the Consolidated Statements of Cash Flows.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 19 – Comprehensive Income

The following table presents reclassification adjustments out of Accumulated other comprehensive loss during the years ended December 31, 2016, 2015 and 2014:

(in millions)	Twelve Months Ended
Details about Accumulated other comprehensive loss components	December 31, 2016	December 31, 2015	December 31, 2014	Affected line item in the statement where net income is presented
Amount of loss reclassified into earnings on foreign currency:
Foreign currency cumulative translation adjustment	$—	$—	$(1.2)	Loss on disposal of discontinued operations, net of tax
	—	—	(1.2)	Total before tax
	—	—	0.5	Tax benefit
	$—	$—	$(0.7)	Net of tax

Amortization of defined benefit items:
Prior service credits	$0.7	$1.3	$2.2	(A)
Net actuarial losses	(73.1)	(103.8)	(43.3)	(A)
	(72.4)	(102.5)	(41.1)	Total before tax
	27.5	39.7	16.7	Tax benefit
	$(44.9)	$(62.8)	$(24.4)	Net of tax

Amount of gain (loss) reclassified into earnings on derivative contracts:
Interest rate contracts	$(0.6)	$(0.1)	$(0.1)	Interest expense
Foreign exchange contracts	3.3	12.2	(0.2)	Cost of sales
Commodity contracts	(0.5)	0.7	(1.9)	Cost of sales
	2.2	12.8	(2.2)	Total before tax
	(0.4)	(4.0)	0.8	Tax (provision) benefit
	$1.8	$8.8	$(1.4)	Net of tax

(A) These Accumulated other comprehensive income (loss) components are included in the computation of net pension and other benefit costs. See Note 17 – Postretirement Benefits for additional details.

Note 20 – Treasury and Preferred Stock

The Company has executed share repurchases against authorization approved by the Board of Directors in 2014 and 2016. In 2016, the Company repurchased $120 million of stock under these authorizations and as of December 31, 2016, the remaining authorization was $240 million.

Treasury stock activity for the years ended December 31, 2016, 2015 and 2014, was as follows:

(Shares in thousands)	2016	2015	2014
Balance at January 1	11,725	9,844	10,129
Compensation plans and other	(1,199)	(458)	(697)
Share repurchases	2,695	2,339	412
Balance at December 31	13,221	11,725	9,844

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 21 – Leases

Operating Leases. The Company has lease agreements for offices, branches, factories, distribution and service facilities and certain personal property. The longest of these obligations extends through 2032. Most leases contain renewal options and escalation clauses, and some contain purchase options or contingent rentals. No leases contain restrictions on the Company's activities concerning dividends or incurring additional debt.

Rent expense consisted of the following:

(in millions)	2016	2015	2014
Basic expense	$37.2	$31.6	$27.8
Contingent expense	2.0	2.8	1.9
Sublease income	(0.2)	(0.3)	(0.2)
Rent expense, net	$39.0	$34.1	$29.5

Future minimum rental payments at December 31, 2016, under agreements classified as operating leases with non-cancelable terms in excess of one year, were as follows:

(in millions)
2017	$37.6
2018	31.5
2019	24.5
2020	14.0
2021	10.5
Thereafter	33.2
Total (not reduced by minimum sublease income of $0.3)	$151.3

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 22 – Quarterly Data (unaudited)

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Saturday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The first three quarters of fiscal year 2016 ended on April 2, 2016, July 2, 2016, and October 1, 2016, and the first three quarters of fiscal year 2015 ended on April 4, 2015, July 4, 2015, and October 3, 2015.

	Quarter Ended
(in millions, except per share data)	April 2, 2016	July 2, 2016	October 1, 2016	December 31, 2016	Year Ended December 31, 2016
Net sales	$1,070.3	$1,242.2	$1,093.0	$1,083.0	$4,488.5
Gross margin (A)	282.1	353.3	309.7	280.0	1,225.1
Pension settlement charge (B)	—	—	—	55.1	55.1
Restructuring, integration and impairment charges (C)	3.8	2.6	2.4	6.8	15.6
Net earnings from continuing operations	63.2	108.1	85.3	17.8	274.4
Net earnings (loss) from discontinued operations, net of tax (D)	1.6	(0.0)	0.1	(0.1)	1.6
Net earnings	64.8	108.1	85.4	17.7	276.0
Basic earnings (loss) per common share:
Net earnings from continuing operations	$0.69	$1.18	$0.94	$0.20	$3.01
Net earnings (loss) from discontinued operations (D)	$0.02	$(0.00)	$0.00	$(0.00)	$0.02
Net earnings	$0.71	$1.18	$0.94	$0.20	$3.03
Diluted earnings (loss) per common share:
Net earnings from continuing operations	$0.68	$1.17	$0.93	$0.19	$2.98
Net earnings (loss) from discontinued operations (D)	$0.02	$(0.00)	$0.00	$(0.00)	$0.02
Net earnings	$0.70	$1.17	$0.93	$0.19	$3.00
Dividends declared	$0.15	$0.15	$0.15	$0.165	$0.615
Common stock price (NYSE symbol: BC):
High	$50.31	$51.59	$50.96	$56.30	$56.30
Low	$36.05	$41.19	$44.10	$42.02	$36.05

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

	Quarter Ended
(in millions, except per share data)	April 4, 2015	July 4, 2015	October 3, 2015	December 31, 2015	Year Ended December 31, 2015
Net sales	$985.7	$1,142.0	$991.9	$986.1	$4,105.7
Gross margin (A)	258.8	324.4	281.7	249.7	1,114.6
Pension settlement charge (B)	—	—	—	82.3	82.3
Restructuring, integration and impairment charges (C)	—	—	—	12.4	12.4
Net earnings (loss) from continuing operations	56.6	107.6	72.2	(9.0)	227.4
Net earnings (loss) from discontinued operations, net of tax (D)	0.4	10.2	3.7	(0.3)	14.0
Net earnings (loss)	57.0	117.8	75.9	(9.3)	241.4
Basic earnings (loss) per common share:
Net earnings (loss) from continuing operations	$0.60	$1.15	$0.78	$(0.10)	$2.45
Net earnings (loss) from discontinued operations (D)	$0.01	$0.11	$0.04	$(0.00)	$0.15
Net earnings (loss)	$0.61	$1.26	$0.82	$(0.10)	$2.60
Diluted earnings (loss) per common share:
Net earnings (loss) from continuing operations	$0.59	$1.14	$0.77	$(0.10)	$2.41
Net earnings (loss) from discontinued operations (D)	$0.01	$0.11	$0.04	$(0.00)	$0.15
Net earnings (loss)	$0.60	$1.25	$0.81	$(0.10)	$2.56
Dividends declared	$0.125	$0.125	$0.125	$0.15	$0.525
Common stock price (NYSE symbol: BC):
High	$56.63	$56.03	$55.76	$55.65	$56.63
Low	$50.03	$49.79	$46.08	$47.51	$46.08

(A) Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Operations.
(B) Pension settlement charges are discussed in Note 17 – Postretirement Benefits in the Notes to Consolidated Financial Statements.
(C) Restructuring, integration and impairment charges are discussed in Note 3 – Restructuring, Integration and Impairment Activities in the Notes to Consolidated Financial Statements.
(D) Certain quarterly earnings and earnings per share numbers include gains on the disposal of the bowling products business in 2015. Refer to Note 2 – Discontinued Operations in the Notes to Consolidated Financial Statements.

Note 23 – Subsequent Events

On February 16, 2017, the Company's Board of Directors declared a quarterly dividend on its common stock of $0.165 per share. The dividend will be payable March 15, 2017 to shareholders of record on February 28, 2017.

BRUNSWICK CORPORATION
Schedule II - Valuation and Qualifying Accounts

(in millions)

Allowances for Losses on Receivables	Balance at Beginning of Year	Charges to Profit and Loss	Write-offs	Recoveries	Acquisitions	Other	Balance at End of Year
2016	$13.8	$(0.5)	$(2.3)	$0.3	$1.4	$0.1	$12.8

2015	16.3	3.8	(4.7)	0.3	—	(1.9)	13.8

2014	16.8	—	(4.8)	0.3	—	4.0	16.3

Deferred Tax Asset Valuation Allowance	Balance at Beginning of Year	Charges to Profit and Loss(A)	Write-offs	Recoveries	Other(A)	Balance at End of Year
2016	$70.6	$3.4	$—	$—	$4.1	$78.1

2015	69.0	5.3	—	—	(3.7)	70.6

2014	88.2	(7.6)	—	—	(11.6)	69.0

(A) For the year ended December 31, 2016 and 2015, the deferred tax asset valuation allowance increased mainly as a result of additional tax losses in foreign jurisdictions. For the year ended December 31, 2014, the deferred tax asset valuation allowance decreased mainly as a result of tax loss carryforwards being utilized.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUNSWICK CORPORATION
February 17, 2017	By:	/S/ DANIEL J. TANNER
Daniel J. Tanner
Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

February 17, 2017	By:	/S/ MARK D. SCHWABERO
Mark D. Schwabero
Chairman and Chief Executive Officer
(Principal Executive Officer)

February 17, 2017	By:	/s/ WILLIAM L. METZGER
William L. Metzger
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

February 17, 2017	By:	/s/ DANIEL J. TANNER
Daniel J. Tanner
Vice President and Controller
(Principal Accounting Officer)

This report has been signed by the following directors, constituting the remainder of the Board of Directors, by William L. Metzger, as Attorney-in-Fact.

Nolan D. Archibald
Nancy E. Cooper
David C. Everitt
Manuel A. Fernandez
Mark D. Schwabero
David V. Singer
Ralph C. Stayer
Jane L. Warner
J. Steven Whisler
Roger J. Wood

February 17, 2017	By:	/s/ WILLIAM L. METZGER
William L. Metzger
Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description
3.1
Restated Certificate of Incorporation of the Company, dated July 22, 1987, filed as Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1987, as filed with the Securities and Exchange Commission, and hereby incorporated by reference.

3.2
Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for 1995 as filed with the Securities and Exchange Commission on March 23, 1995, and hereby incorporated by reference.

3.3
Amended By-Laws of the Company, filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 2016 as filed with the Securities and Exchange Commission on May 5, 2016, and hereby incorporated by reference.

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

10.1
Amended and Restated Credit Agreement dated as of March 21, 2011, as Amended and Restated as of June 26, 2014, as further amended and restated as of June 30, 2016, among Brunswick Corporation, the subsidiary borrowers party thereto, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Chase Bank, N.A., Merill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners, Bank of America, N.A. and Wells Fargo Bank, N.A., as syndication agents, and SunTrust Bank, U.S. Bank National Association and Citizens Bank N.A., as documentation agents, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 2, 2016, as filed with the Securities and Exchange Commission on August 3, 2016 and hereby incorporated by reference.

10.2*	Form of Officer Terms and Conditions of Employment, reflecting amendments through January 1, 2014.
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

10.11*
2014 Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2014, as filed with the Securities and Exchange Commission on April 30, 2014, and hereby incorporated by reference.

10.12*
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

10.14*
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

10.16*
2015 Stock-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 4, 2015, as filed with the Securities and Exchange Commission on May 7, 2015, and hereby incorporated by reference.

10.17*
2015 Cash-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 4, 2015, as filed with the Securities and Exchange Commission on May 7, 2015, and hereby incorporated by reference.

10.18*
2015 Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 4, 2015, as filed with the Securities and Exchange Commission on May 7, 2015, and hereby incorporated by reference.

10.19*
2015 Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan - TSR Participants, filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 4, 2015, as filed with the Securities and Exchange Commission on May 7, 2015, and hereby incorporated by reference.

10.20*
2016 Brunswick Performance Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 2016, as filed with the Securities and Exchange Commission on May 5, 2016, and hereby incorporated by reference.

10.21*
2016 Brunswick Performance Plan - Senior Management Incentive Plan Participants, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 2016, as filed with the Securities and Exchange Commission on May 5, 2016, and hereby incorporated by reference.

10.22*
2016 Brunswick Performance Plan - Performance Share Plan Participants, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 2016, as filed with the Securities and Exchange Commission on May 5, 2016, and hereby incorporated by reference.

10.23*
Terms and Conditions of Employment agreement for Mark D. Schwabero, effective February 11, 2016, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 12, 2016, and hereby incorporated by reference.

10.24*
2016 Stock-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 2016, as filed with the Securities and Exchange Commission on May 5, 2016, and hereby incorporated by reference.

10.25*
2016 Cash-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 2016, as filed with the Securities and Exchange Commission on May 5, 2016, and hereby incorporated by reference.

10.26*
2016 Stock-Settled Stock Appreciation Right Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.6 to the Company's Quarterly Report of Form 10-Q for the quarter ended April 2, 2016, as filed with the Securities and Exchange Commission on May 5, 2016, and hereby incorporated by reference.

10.27*
2016 Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 2016, as filed with the Securities and Exchange Commission on May 5, 2016, and hereby incorporated by reference.

10.28*
2016 Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan - TSR Participants, filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 2016, as filed with the Securities and Exchange Commission on May 5, 2016, and hereby incorporated by reference.

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