Form 10-Q
period 2017-04-01
BRUNSWICK CORP
filed 2017-05-04
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended April 1, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of May 2, 2017 was 89,306,657.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
April 1, 2017

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BRUNSWICK CORPORATION Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended
(in millions, except per share data)	April 1, 2017	April 2, 2016
Net sales	$1,160.3	$1,070.3
Cost of sales	860.2	788.2
Selling, general and administrative expense	159.3	147.7
Research and development expense	36.6	34.6
Restructuring, exit and integration charges	15.2	3.8
Operating earnings	89.0	96.0
Equity earnings	2.3	0.8
Other income, net	1.7	1.0
Earnings before interest and income taxes	93.0	97.8
Interest expense	(6.6)	(6.8)
Interest income	0.5	0.4
Earnings before income taxes	86.9	91.4
Income tax provision	22.0	28.2
Net earnings from continuing operations	64.9	63.2

Discontinued operations:
Earnings from discontinued operations, net of tax	—	1.6
Net earnings from discontinued operations, net of tax	—	1.6
Net earnings	$64.9	$64.8

Earnings per common share:
Basic
Earnings from continuing operations	$0.72	$0.69
Earnings from discontinued operations	—	0.02
Net earnings	$0.72	$0.71

Diluted
Earnings from continuing operations	$0.71	$0.68
Earnings from discontinued operations	—	0.02
Net earnings	$0.71	$0.70

Weighted average shares used for computation of:
Basic earnings per common share	90.1	91.8
Diluted earnings per common share	91.1	92.8

Comprehensive income	$72.1	$73.0

Cash dividends declared per common share	$0.165	$0.15

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Balance Sheets (unaudited)

(in millions)	April 1, 2017	December 31, 2016	April 2, 2016
Assets
Current assets
Cash and cash equivalents, at cost, which approximates fair value	$273.3	$422.4	$282.2
Restricted cash	11.2	11.2	12.7
Short-term investments in marketable securities	0.7	35.8	0.8
Total cash and short-term investments in marketable securities	285.2	469.4	295.7
Accounts and notes receivable, less allowances of $10.5, $12.8 and $14.9	529.5	417.3	526.3
Inventories
Finished goods	533.5	502.7	481.8
Work-in-process	110.8	91.1	98.3
Raw materials	173.3	168.3	157.3
Net inventories	817.6	762.1	737.4
Prepaid expenses and other	38.7	39.7	50.0
Current assets	1,671.0	1,688.5	1,609.4

Property
Land	21.3	24.3	22.8
Buildings and improvements	399.7	406.4	378.4
Equipment	983.1	979.2	910.4
Total land, buildings and improvements and equipment	1,404.1	1,409.9	1,311.6
Accumulated depreciation	(887.0)	(892.3)	(870.1)
Net land, buildings and improvements and equipment	517.1	517.6	441.5
Unamortized product tooling costs	135.9	127.7	108.9
Net property	653.0	645.3	550.4

Other assets
Goodwill	416.0	413.8	380.3
Other intangibles, net	163.3	164.8	136.8
Equity investments	26.6	20.7	27.3
Deferred income tax asset	297.6	307.8	372.1
Other long-term assets	46.4	43.8	46.4
Other assets	949.9	950.9	962.9

Total assets	$3,273.9	$3,284.7	$3,122.7

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Balance Sheets (unaudited)

(in millions)	April 1, 2017	December 31, 2016	April 2, 2016
Liabilities and shareholders’ equity
Current liabilities
Current maturities of long-term debt	$6.4	$5.9	$4.8
Accounts payable	406.8	392.7	362.0
Accrued expenses	543.3	566.3	529.4
Current liabilities	956.5	964.9	896.2

Long-term liabilities
Debt	435.4	436.5	446.1
Postretirement benefits	239.7	276.3	310.7
Other	168.7	166.9	164.4
Long-term liabilities	843.8	879.7	921.2

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares; outstanding: 89,365,000, 89,317,000 and 90,712,000 shares	76.9	76.9	76.9
Additional paid-in capital	364.1	382.0	380.7
Retained earnings	1,931.1	1,881.0	1,711.7
Treasury stock, at cost: 13,173,000, 13,221,000 and 11,826,000 shares	(471.1)	(465.2)	(398.1)
Accumulated other comprehensive loss, net of tax	(427.4)	(434.6)	(465.9)
Shareholders’ equity	1,473.6	1,440.1	1,305.3

Total liabilities and shareholders’ equity	$3,273.9	$3,284.7	$3,122.7

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
(in millions)	April 1, 2017	April 2, 2016
Cash flows from operating activities
Net earnings	$64.9	$64.8
Less: earnings from discontinued operations, net of tax	—	1.6
Net earnings from continuing operations	64.9	63.2
Depreciation and amortization	27.2	25.4
Pension funding, net of expense	(33.6)	(32.2)
Deferred income taxes	12.6	20.1
Equity in earnings of unconsolidated affiliates	(2.3)	(0.8)
Changes in certain current assets and current liabilities	(162.1)	(153.1)
Income taxes	1.1	(4.0)
Other, net	5.9	(1.4)
Net cash used for operating activities of continuing operations	(86.3)	(82.8)
Net cash used for operating activities of discontinued operations	(0.3)	(3.0)
Net cash used for operating activities	(86.6)	(85.8)

Cash flows from investing activities
Capital expenditures	(60.8)	(46.2)
Sales or maturities of marketable securities	35.0	10.7
Investments	(3.6)	(3.6)
Acquisition of businesses, net of cash acquired	—	(195.0)
Proceeds from the sale of property, plant and equipment	7.6	0.1
Other, net	(0.5)	1.3
Net cash used for investing activities	(22.3)	(232.7)

Cash flows from financing activities
Payments of long-term debt including current maturities	(0.2)	(0.1)
Common stock repurchases	(20.0)	(40.0)
Cash dividends paid	(14.8)	(13.6)
Proceeds from share-based compensation activity	3.2	11.6
Tax withholding associated with shares issued for share-based compensation	(11.4)	(17.4)
Net cash used for financing activities	(43.2)	(59.5)

Effect of exchange rate changes	3.0	2.9
Net decrease in Cash and cash equivalents and Restricted cash	(149.1)	(375.1)
Cash and cash equivalents and Restricted cash at beginning of period	433.6	670.0

Cash and cash equivalents and Restricted cash at end of period	284.5	294.9
Less: Restricted cash	11.2	12.7
Cash and cash equivalents at end of period	$273.3	$282.2

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 – Significant Accounting Policies

Interim Financial Statements. The unaudited interim condensed consolidated financial statements of Brunswick Corporation (Brunswick or the Company) have been prepared pursuant to Securities and Exchange Commission (SEC) rules and regulations. Therefore, certain information and disclosures normally included in financial statements and related notes prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. Certain previously reported amounts have been reclassified to conform to the current period presentation, including reclassifying prior periods' Deferred income tax liability to Other long-term liabilities on the Condensed Consolidated Balance Sheets.

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Brunswick’s 2016 Annual Report on Form 10-K for the year ended December 31, 2016 (the 2016 Form 10-K). These results include, in management's opinion, all normal and recurring adjustments necessary to present fairly Brunswick's financial position as of April 1, 2017, December 31, 2016 and April 2, 2016, the results of operations for the three months ended April 1, 2017 and April 2, 2016, and the cash flows for the three months ended April 1, 2017 and April 2, 2016. Due to the seasonality of Brunswick’s businesses, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Saturday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The first quarter of fiscal year 2017 ended on April 1, 2017, and the first quarter of fiscal year 2016 ended on April 2, 2016.

Recent Accounting Pronouncements. The following are recent accounting pronouncements that have been adopted during 2017, or will be adopted in future periods.

Presentation of Benefit Costs: In March 2017, the Financial Accounting Standards Board (FASB) amended the Accounting Standards Codification (ASC) related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. The amendments require entities to present the current-service-cost component with other current compensation costs in the income statement and present the other components outside of income from operations. The amendment is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASC amendment, but does not expect it will have a material impact on the Company's condensed consolidated financial statements.

Definition of a Business: In January 2017, the FASB amended the ASC to clarify the definition of a business and to provide a framework for making reasonable judgments about whether a transaction involves an asset or a business when determining accounting treatment of a transaction as an asset acquisition or a business combination. The amendment is to be applied prospectively and is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2017, with early adoption permitted.  The Company early adopted this amendment in 2017 and it did not have an impact on the Company's condensed consolidated financial statements.

Restricted Cash: In November 2016, the FASB amended the ASC to address diversity in practice related to the cash flow classification of restricted cash. Under the amendment, an entity should include restricted cash within cash and cash equivalents on the Condensed Consolidated Statements of Cash Flows and provide a reconciliation to cash and cash equivalents on the Condensed Consolidated Balance Sheets. The Company early adopted this ASC on a retrospective basis, as required, during the first quarter of 2017 and it did not have a material impact on the Company's condensed consolidated financial statements.

Statement of Cash Flows Classifications: In August 2016, the FASB amended the ASC to add and/or clarify guidance on the classification of certain transactions in the statement of cash flows. The amendment is to be applied retrospectively and is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact it will have on the Company's Condensed Consolidated Statements of Cash Flows.

Share-Based Compensation: In March 2016, the FASB amended the ASC to simplify the accounting for employee share-based payment transactions. The Company adopted this amendment during the first quarter of 2017, and recognized $5.3 million of net excess tax benefits related to share-based payments in the income tax provision for the three months ended April 1, 2017. These net excess tax benefits were historically recorded in additional paid-in capital when recognized. Additionally, the Company

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

adopted the amendment retrospectively for presentation of net excess tax benefits on the Condensed Consolidated Statements of Cash Flows, resulting in an increase of $7.4 million in Net cash provided by operating activities and Net cash used for financing activities for the three months ended April 2, 2016. The Company elected to recognize forfeitures of share-based awards as they occur. The remaining amendments, including those related to statutory withholding requirements, did not have a material impact.

Recognition of Leases: In February 2016, the FASB amended the ASC to require lessees to recognize assets and liabilities on the balance sheet for all leases with terms greater than twelve months. Lessees will recognize expenses similar to current lease accounting. The amendment is to be applied using a modified retrospective method with certain practical expedients, and is effective for fiscal years and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact that the adoption of the new standard will have on the Company's condensed consolidated financial statements.

Measurement of Inventory: In July 2015, the FASB issued final guidance to simplify the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The guidance applies to inventories for which cost is determined by methods other than LIFO and the retail inventory method. The Company adopted this ASC during the first quarter of 2017 and it did not have an impact on the Company's condensed consolidated financial statements.

Revenue Recognition: In May 2014, the FASB issued a final standard on revenue recognition which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This standard will supersede current revenue recognition guidance. Under the new standard, entities are required to identify the contract with a customer; identify the separate performance obligations in the contract; determine the transaction price; allocate the transaction price to the separate performance obligations in the contract; and recognize the appropriate amount of revenue when (or as) the entity satisfies each performance obligation. In August 2015, the FASB amended the ASC to delay the effective date to fiscal years, and the interim periods within those years, beginning on or after January 1, 2018, from the original effective date of January 1, 2017, with early adoption permitted no earlier than January 1, 2017. Entities have the option of using either retrospective transition or a modified approach in applying the new standard.

The Company plans to use the modified retrospective approach in applying the new standard. While the Company continues to assess the impact of the adoption of the new standard on the condensed consolidated financial statements, the most significant impacts are expected to be in the Boat and Fitness segments. In the Boat segment, certain customers are offered retail promotions that are currently recorded at the later of when the program has been communicated to the customer or at the time of sale. Under the new standard, these promotions will now be recognized at the time of sale, primarily upon shipment to customers. In the Fitness segment, certain customer contracts include product rebates recorded in cost of sales at the time of sale. Under the new standard, the Company will no longer record the rebate at the time of sale; however a portion of revenue will be deferred and not recognized until such time that the rebate is redeemed.

As a result, the Company expects a change in the timing of when certain promotions and rebates are recorded; however does not expect a change in the total amount of cumulative revenue recognized for each transaction.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Restructuring, Exit and Integration Activities

In the first quarter of 2017, the Company announced that it will close its boat manufacturing facility in Joinville, Santa Catarina, Brazil, as a result of continued market weakness and unfavorable foreign currency impacts in the region. The facility manufactures certain Bayliner and Sea Ray boat models for the Latin American market. The long-lived assets at this facility were previously fully impaired.

In the first quarter of 2017, the Company also recorded restructuring charges within Corporate related to the transition of certain corporate officers.

The Company acquired Cybex International, Inc. (Cybex) in the first quarter of 2016 and executed certain integration activities within the Fitness segment in 2016 and 2017.

The Company recorded restructuring, exit and integration charges in the Condensed Consolidated Statements of Comprehensive Income as a result of these activities. The following table is a summary of the expense associated with the restructuring, exit and integration activities for the three months ended April 1, 2017 and April 2, 2016, as discussed above:

	April 1, 2017				April 2, 2016
(in millions)	Corporate	Fitness	Boat	Total	Fitness	Total
Restructuring and exit activities:
Employee termination and other benefits	$2.4	$—	$2.2	$4.6	$—	$—
Current asset write-downs	—	—	7.2	7.2	—	—
Professional fees	—	—	0.8	0.8	—	—
Other	—	—	0.2	0.2	—	—
Integration activities:
Employee termination and other benefits	—	1.1	—	1.1	1.9	1.9
Professional fees	—	1.2	—	1.2	1.4	1.4
Other	—	0.1	—	0.1	0.5	0.5
Total restructuring, exit and integration charges	$2.4	$2.4	$10.4	$15.2	$3.8	$3.8

During 2017, the Company made cash payments of $5.5 million relating to all restructuring, exit and integration activities, including payments related to prior period restructuring, exit and integration activities. As of April 1, 2017, accruals remaining for all restructuring, exit and integration activities totaled $7.5 million and are expected to be paid during 2017 and 2018.

Note 3 – Financial Instruments

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

The Company formally documents its cash flow and fair value hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking each hedge transaction. This process includes linking derivatives that are designated as hedges to specific forecasted transactions. The Company also assesses, both at the hedge’s inception and monthly thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in the anticipated cash flows of the hedged item. If the hedging relationship ceases to be highly

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

effective, or it becomes probable that a forecasted transaction is no longer expected to occur, the Company discontinues hedge accounting prospectively and immediately recognizes the gains and losses associated with those hedges. There were no material adjustments as a result of ineffectiveness to the results of operations for the three months ended April 1, 2017 and April 2, 2016.

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

A cash flow hedge requires that as changes in the fair value of derivatives occur, the portion of the change deemed to be effective is recorded temporarily in Accumulated other comprehensive loss, an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of April 1, 2017, the term of derivative instruments hedging forecasted transactions ranged from one to 18 months.

Fair Value Hedges. The Company enters into fixed-to-floating interest rate swaps to convert a portion of the Company's long-term debt from fixed to floating rate debt. An interest rate swap is entered into with the expectation that the change in the fair value of the interest rate swap will offset the change in the fair value of the debt instrument attributable to changes in the benchmark interest rate. Each period, the fair value of the interest rate swap is recorded as an asset or liability with an equal amount recorded in debt. The difference between the fixed interest payments and floating interest receipts is recorded as a net adjustment to interest expense.

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

Foreign Currency Derivatives. Forward exchange contracts outstanding at April 1, 2017, December 31, 2016 and April 2, 2016 had notional contract values of $282.0 million, $263.7 million and $232.1 million, respectively. Option contracts outstanding at April 1, 2017, December 31, 2016 and April 2, 2016 had notional contract values of $0.5 million, $30.4 million and $48.3 million, respectively. The forward and options contracts outstanding at April 1, 2017 mature during 2017 and 2018 and mainly relate to the Euro, Japanese yen, Canadian dollar, Australian dollar, Swedish krona, Brazilian real, Norwegian krone, Mexican peso, Hungarian forint, British pound and New Zealand dollar. As of April 1, 2017, the Company estimates that during the next 12 months, it will reclassify approximately $2.0 million of net gains (based on current rates) from Accumulated other comprehensive loss to Cost of sales.

Interest Rate Derivatives. The Company enters into fixed-to-floating interest rate swaps to convert a portion of the Company's long-term debt from fixed to floating rate debt. As of April 1, 2017, December 31, 2016 and April 2, 2016, the outstanding swaps had notional contract values of $200.0 million, of which $150.0 million corresponds to the Company's 4.625 percent Senior notes due 2021 and $50.0 million corresponds to the Company's 7.375 percent Debentures due 2023.

As of April 1, 2017, December 31, 2016 and April 2, 2016, the Company had $4.2 million, $4.5 million and $5.1 million, respectively, of net deferred losses associated with all settled forward-starting interest rate swaps, which were included in Accumulated other comprehensive loss. As of April 1, 2017, the Company estimates that during the next 12 months, it will reclassify approximately $1.1 million of net losses resulting from settled forward-starting interest rate swaps from Accumulated other comprehensive loss to Interest expense.

Commodity Price Derivatives. There were no commodity swap contracts outstanding at April 1, 2017 and December 31, 2016. As of April 2, 2016, the notional value of commodity swap contracts outstanding was $7.6 million. The amount of gain or loss associated with the change in fair value of these instruments is either recorded through earnings each period as incurred or, if designated as cash flow hedges, deferred in Accumulated other comprehensive loss and recognized in Cost of sales in the same period or periods during which the hedged transaction affects earnings.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of April 1, 2017, December 31, 2016 and April 2, 2016, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets				Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value			Balance Sheet Location	Fair Value
		Apr. 1, 2017	Dec. 31, 2016	Apr. 2, 2016		Apr. 1, 2017	Dec. 31, 2016	Apr. 2, 2016
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid expenses and other	$3.3	$7.2	$2.8	Accrued expenses	$1.8	$2.6	$3.9
Commodity contracts	Prepaid expenses and other	—	—	—	Accrued expenses	—	—	0.3
Total		$3.3	$7.2	$2.8		$1.8	$2.6	$4.2

Derivatives Designated as Fair Value Hedges
Interest rate contracts	Prepaid expenses and other	$2.9	$2.1	$2.9	Accrued expenses	$2.3	$1.7	$2.0
Interest rate contracts	Other long-term assets	1.4	0.7	6.5	Other long-term liabilities	0.0	0.2	—
Total		$4.3	$2.8	$9.4		$2.3	$1.9	$2.0

Other Hedging Activity
Foreign exchange contracts	Prepaid expenses and other	$0.2	$1.2	$0.3	Accrued expenses	$1.2	$0.3	$0.6
Commodity contracts	Prepaid expenses and other	—	—	—	Accrued expenses	—	—	1.6
Total		$0.2	$1.2	$0.3		$1.2	$0.3	$2.2

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the three months ended April 1, 2017 and April 2, 2016 was:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)
	Apr. 1, 2017	Apr. 2, 2016		Apr. 1, 2017	Apr. 2, 2016
Interest rate contracts	$—	$—	Interest expense	$(0.3)	$(0.0)
Foreign exchange contracts	(2.5)	(4.3)	Cost of sales	1.0	2.6
Commodity contracts	—	0.0	Cost of sales	(0.0)	(0.2)
Total	$(2.5)	$(4.3)		$0.7	$2.4

Derivatives Designated as Fair Value Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
		Apr. 1, 2017	Apr. 2, 2016
Interest rate contracts	Interest expense	$0.6	$0.8

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Other Hedging Activity	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
		Apr. 1, 2017	Apr. 2, 2016
Foreign exchange contracts	Cost of sales	$(3.9)	$(4.8)
Foreign exchange contracts	Other income, net	(0.7)	0.4
Commodity contracts	Cost of sales	—	(0.1)
Total		$(4.6)	$(4.5)

Fair Value of Other Financial Instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, accounts and notes receivable and short-term debt approximate their fair values because of the short maturity of these instruments. At April 1, 2017, December 31, 2016 and April 2, 2016, the fair value of the Company’s long-term debt was approximately $495.8 million, $498.5 million and $462.1 million, respectively, and was determined using Level 1 and Level 2 inputs described in Note 7 – Fair Value Measurements in the Notes to Consolidated Financial Statements in the 2016 Form 10-K. The carrying value of long-term debt, including current maturities, was $443.0 million, $444.6 million and $447.5 million as of April 1, 2017, December 31, 2016 and April 2, 2016, respectively.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4 – Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of April 1, 2017:

(in millions)	Level 1	Level 2	Total
Assets:
Cash equivalents	$3.7	$—	$3.7
Short-term investments in marketable securities	0.7	—	0.7
Restricted cash	11.2	—	11.2
Derivatives	—	7.8	7.8
Total assets	$15.6	$7.8	$23.4

Liabilities:
Derivatives	$—	$5.3	$5.3
Deferred compensation	4.4	30.0	34.4
Total liabilities at fair value	$4.4	$35.3	$39.7
Liabilities measured at net asset value			11.7
Total liabilities			$51.4

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

(in millions)	Level 1	Level 2	Total
Assets:
Cash equivalents	$4.6	$14.3	$18.9
Short-term investments in marketable securities	0.8	35.0	35.8
Restricted cash	11.2	—	11.2
Derivatives	—	11.2	11.2
Total assets	$16.6	$60.5	$77.1

Liabilities:
Derivatives	$—	$4.8	$4.8
Deferred compensation	4.2	28.1	32.3
Total liabilities at fair value	$4.2	$32.9	$37.1
Liabilities measured at net asset value			11.6
Total liabilities			$48.7

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of April 2, 2016:

(in millions)	Level 1	Level 2	Total
Assets:
Cash equivalents	$9.4	$—	$9.4
Short-term investments in marketable securities	0.8	—	0.8
Restricted cash	12.7	—	12.7
Derivatives	—	12.5	12.5
Total assets	$22.9	$12.5	$35.4

Liabilities:
Derivatives	$—	$8.4	$8.4
Deferred compensation	3.8	36.2	40.0
Total liabilities at fair value	$3.8	$44.6	$48.4
Liabilities measured at net asset value			11.6
Total liabilities			$60.0

In addition to the items shown in the tables above, refer to Note 17 in the Notes to Consolidated Financial Statements in the 2016 Form 10-K for further discussion regarding the fair value measurements associated with the Company’s postretirement benefit plans.

Note 5 – Share-Based Compensation

Under the Brunswick Corporation 2014 Stock Incentive Plan, the Company may grant stock options, stock appreciation rights (SARs), non-vested stock awards and performance awards to executives, other employees and non-employee directors from treasury shares and from authorized, but unissued, shares of common stock, in addition to: (i) the forfeiture of past awards; (ii) shares not issued upon the net settlement of SARs; or (iii) shares delivered to or withheld by the Company to pay the withholding taxes related to awards. As of April 1, 2017, 5.4 million shares remained available for grant.

Non-vested stock awards

The Company grants both stock-settled and cash-settled non-vested stock units and awards to key employees as determined by management and the Human Resources and Compensation Committee of the Board of Directors. The Company granted 0.2 million and 0.3 million of stock awards during the three months ended April 1, 2017 and April 2, 2016, respectively. The Company recognizes the cost of non-vested stock units and awards on a straight-line basis over the requisite vesting period. Additionally, cash-settled non-vested stock units and awards are recorded as a liability in the balance sheet and adjusted to fair value each reporting period through stock compensation expense. During the three months ended April 1, 2017 and April 2, 2016, the Company charged $2.8 million and $1.6 million, respectively, to compensation expense for non-vested stock awards.

As of April 1, 2017, there was $16.9 million of total unrecognized compensation expense related to stock awards compensation arrangements. The Company expects this cost to be recognized over a weighted average period of 1.7 years.

Performance awards

In February of both 2017 and 2016, the Company granted 0.1 million performance shares to certain senior executives. The 2017 and 2016 share awards are based on three performance measures: a cash flow return on investment (CFROI) measure, an operating margin (OM) measure and a total shareholder return (TSR) modifier. Performance shares are earned based on a three-year performance period commencing at the beginning of the calendar year of each grant. The performance shares earned are then subject to a TSR modifier based on stock returns measured against stock returns of a predefined comparator group over a three-year performance period. Additionally, in February of 2017 and 2016, the Company granted 26,300 and 38,690 performance shares, respectively, to certain officers and certain senior managers based on the respective measures and performance periods described above but excluding the TSR modifier. Based on projections of probable attainment of the performance measures and the projected

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

TSR modifier used to determine the performance awards, $1.3 million and $1.2 million was charged to compensation expense for the three months ended April 1, 2017 and April 2, 2016, respectively.

The fair values of the senior executives' performance share award grants with a TSR modifier for grants in 2017 and 2016 were $64.82 and $38.54, respectively, which were estimated using the Monte Carlo valuation model, and incorporated the following assumptions:

	2017	2016
Risk-free interest rate	1.5%	0.8%
Dividend yield	1.1%	1.0%
Volatility factor	38.3%	40.8%
Expected life of award	2.9 years	2.9 years

The fair value of the certain officers' and certain senior managers' performance awards granted based solely on the CFROI and OM performance factors was $58.77 and $37.76 in 2017 and 2016, respectively, which was equal to the stock price on the date of grant in 2017 and 2016, respectively, less the present value of dividend payments over the vesting period.

As of April 1, 2017, the Company had $8.1 million of total unrecognized compensation expense related to performance awards. The Company expects this cost to be recognized over a weighted average period of 1.6 years.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 6 – Earnings per Common Share

Basic earnings per common share is calculated by dividing Net earnings by the weighted average outstanding shares which includes certain vested, unissued equity awards. Diluted earnings per common share is calculated similarly, except that the calculation includes the dilutive effect of stock-settled SARs, non-vested stock awards and performance awards.

Basic and diluted earnings per common share for the three months ended April 1, 2017 and April 2, 2016 were calculated as follows:

(in millions, except per share data)	April 1, 2017	April 2, 2016
Net earnings from continuing operations	$64.9	$63.2
Net earnings from discontinued operations, net of tax	—	1.6
Net earnings	$64.9	$64.8

Weighted average outstanding shares-basic	90.1	91.8
Dilutive effect of common stock equivalents	1.0	1.0
Weighted average outstanding shares-diluted	91.1	92.8

Basic earnings per common share:
Continuing operations	$0.72	$0.69
Discontinued operations	—	0.02
Net earnings	$0.72	$0.71

Diluted earnings per common share:
Continuing operations	$0.71	$0.68
Discontinued operations	—	0.02
Net earnings	$0.71	$0.70

 There were no anti-dilutive shares of SARs that were excluded from the computation of diluted earnings per share for the periods ended April 1, 2017 and April 2, 2016.

Note 7 – Commitments and Contingencies

There were no material changes during the three months ended April 1, 2017 to the financial commitments or the legal and environmental commitments that were discussed in Note 13 in the Notes to Consolidated Financial Statements in the 2016 Form 10-K.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Product Warranties

The Company records a liability for product warranties at the time revenue is recognized. The liability is estimated using historical warranty experience, projected claim rates and expected costs per claim. The Company adjusts its liability for specific warranty matters when they become known and the exposure can be estimated. Product failure rates as well as material usage and labor costs incurred in correcting a product failure affect the Company's warranty liabilities. If actual costs or projected experience differ from previously estimated costs, the Company must make a revision to the warranty liability. Changes in the Company's warranty liabilities resulting from the Company's experience and adjustments related to changes in estimates are included as Aggregate changes for preexisting warranties presented in the table below.

The following activity related to product warranty liabilities was recorded in Accrued expenses during the three months ended April 1, 2017 and April 2, 2016:

(in millions)	April 1, 2017	April 2, 2016
Balance at beginning of period	$112.6	$106.3
Payments made	(14.7)	(13.3)
Provisions/additions for contracts issued/sold	18.5	16.1
Aggregate changes for preexisting warranties	(2.1)	(3.3)
Foreign currency translation	0.8	0.6
Acquisitions	—	6.4
Other	(1.9)	—
Balance at end of period	$113.2	$112.8

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

The following activity related to deferred revenue for extended product warranty contracts was recorded in Accrued expenses and Other long-term liabilities during the three months ended April 1, 2017 and April 2, 2016:

(in millions)	April 1, 2017	April 2, 2016
Balance at beginning of period	$90.6	$78.3
Extended warranty contracts sold	9.9	8.1
Revenue recognized on existing extended warranty contracts	(7.4)	(7.0)
Foreign currency translation	0.2	(0.1)
Acquisitions	—	2.0
Balance at end of period	$93.3	$81.3

Note 8 – Goodwill and Other Intangibles

Changes in the Company's goodwill during the three months ended April 1, 2017, by segment, are summarized below:

(in millions)	December 31, 2016	Acquisitions	Impairments	Adjustments	April 1, 2017
Marine Engine	$25.1	$—	$—	$0.4	$25.5
Boat	2.2	—	—	—	2.2
Fitness	386.5	—	—	1.8	388.3
Total	$413.8	$—	$—	$2.2	$416.0

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Changes in the Company's goodwill during the three months ended April 2, 2016, by segment, are summarized below:

(in millions)	December 31, 2015	Acquisitions	Impairments	Adjustments	April 2, 2016
Marine Engine	$26.2	$—	$—	$(0.2)	$26.0
Fitness	272.5	81.9	—	(0.1)	354.3
Total	$298.7	$81.9	$—	$(0.3)	$380.3

Adjustments for the three months ended April 1, 2017 and April 2, 2016 primarily relate to the effect of foreign currency translation on goodwill denominated in currencies other than the U.S. dollar.

As of April 1, 2017, December 31, 2016 and April 2, 2016, the Company had no accumulated impairment loss.

The Company's intangible assets, included within Other intangibles, net on the Condensed Consolidated Balance Sheets as of April 1, 2017, December 31, 2016 and April 2, 2016 are summarized below:

	April 1, 2017		December 31, 2016		April 2, 2016
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Customer relationships	$300.7	$(232.8)	$300.1	$(231.1)	$281.9	$(227.0)
Trade names	88.2	—	88.1	—	76.2	—
Other	22.4	(15.2)	22.4	(14.7)	19.4	(13.7)
Total	$411.3	$(248.0)	$410.6	$(245.8)	$377.5	$(240.7)

Other intangible assets primarily consist of patents. Gross amounts and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation. Aggregate amortization expense for intangibles was $2.0 million and $1.4 million for the three months ended April 1, 2017 and April 2, 2016, respectively.

Note 9 – Segment Data

Brunswick is a manufacturer and marketer of leading consumer brands and has three operating and reportable segments: Marine Engine, Boat and Fitness. The Company’s segments are defined by management’s reporting structure and operating activities.

The Company evaluates performance based on business segment operating earnings. Segment operating earnings do not include the expenses of corporate administration, pension costs, pension settlement charges, earnings from unconsolidated equity affiliates, other expenses and income of a non-operating nature, interest expense, interest income or provisions for income taxes.

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

Operating Segments

The following table sets forth net sales and operating earnings (loss) of each of the Company's reportable segments, for the three months ended April 1, 2017 and April 2, 2016:

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Net Sales		Operating Earnings (Loss)
(in millions)	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Marine Engine	$631.8	$595.5	$88.5	$78.3
Boat	382.7	336.8	3.2	16.4
Marine eliminations	(89.8)	(80.3)	—	—
Total Marine	924.7	852.0	91.7	94.7
Fitness	235.6	218.3	18.3	20.1
Pension costs	—	—	(2.3)	(3.7)
Corporate/Other	—	—	(18.7)	(15.1)
Total	$1,160.3	$1,070.3	$89.0	$96.0

The following table sets forth total assets of each of the Company's reportable segments:

	Total Assets
(in millions)	April 1, 2017	December 31, 2016	April 2, 2016
Marine Engine	$1,251.3	$1,079.5	$1,122.3
Boat	444.5	425.2	398.0
Total Marine	1,695.8	1,504.7	1,520.3
Fitness	939.7	947.5	845.1
Corporate/Other	638.4	832.5	757.3
Total	$3,273.9	$3,284.7	$3,122.7

As of April 1, 2017, December 31, 2016 and April 2, 2016, the Company had $6.3 million, $13.2 million and $14.2 million, respectively, of net assets classified as held-for-sale within Net property in the Condensed Consolidated Balance Sheets.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 10 – Comprehensive Income

Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets includes prior service costs and credits and net actuarial gains and losses for defined benefit plans; foreign currency cumulative translation adjustments; and unrealized derivative gains and losses, all net of tax. Changes in the components of Accumulated other comprehensive loss, all net of tax, for the three months ended April 1, 2017 and April 2, 2016 were as follows:

(in millions)	April 1, 2017	April 2, 2016
Net earnings	$64.9	$64.8
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	7.4	10.4
Net change in unamortized prior service credits	(0.1)	(0.1)
Net change in unamortized actuarial losses	2.1	2.5
Net change in unrealized derivative losses	(2.2)	(4.6)
Total other comprehensive income	7.2	8.2
Comprehensive income	$72.1	$73.0

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the three months ended April 1, 2017:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Net derivative losses	Total
Beginning balance	$(51.9)	$(5.1)	$(372.0)	$(5.6)	$(434.6)
Other comprehensive income (loss) before reclassifications (A)	7.4	—	(0.1)	(1.7)	5.6
Amounts reclassified from Accumulated other comprehensive loss (B)	—	(0.1)	2.2	(0.5)	1.6
Net current-period other comprehensive income (loss)	7.4	(0.1)	2.1	(2.2)	7.2
Ending balance	$(44.5)	$(5.2)	$(369.9)	$(7.8)	$(427.4)

(A) The tax effects for the three months ended April 1, 2017 were $(1.6) million for foreign currency translation, $0.1 million for net actuarial losses arising during the period and $0.8 million for derivatives.
(B) See the table below for the tax effects for the three months ended April 1, 2017.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents reclassification adjustments out of Accumulated other comprehensive loss during the three months ended April 1, 2017 and April 2, 2016:

Details about Accumulated other comprehensive income (loss) components (in millions)	April 1, 2017	April 2, 2016	Affected line item in the statement where net income is presented
Amortization of defined benefit items:
Prior service credits	$0.2	$0.2	(A)
Net actuarial losses	(3.6)	(4.4)	(A)
	(3.4)	(4.2)	Total before tax
	1.3	1.3	Tax benefit
	$(2.1)	$(2.9)	Net of tax

Amount of gain (loss) reclassified into earnings on derivative contracts:
Interest rate contracts	$(0.3)	$(0.0)	Interest expense
Foreign exchange contracts	1.0	2.6	Cost of sales
Commodity contracts	(0.0)	(0.2)	Cost of sales
	0.7	2.4	Total before tax
	(0.2)	(0.7)	Tax provision
	$0.5	$1.7	Net of tax

(A) These Accumulated other comprehensive loss components are included in the computation of net pension and other benefit costs. See Note 12 – Postretirement Benefits for additional details.

Note 11 – Income Taxes

The Company recognized an income tax provision from continuing operations for the three months ended April 1, 2017 of $22.0 million, which included a net tax benefit of $0.5 million related to deferred tax adjustments. Additionally, the income tax provision included a net tax benefit of $5.3 million associated with the net excess tax benefits related to share-based compensation which was recognized as an income tax benefit in accordance with recent changes in accounting guidance. The Company recognized an income tax provision from continuing operations for the three months ended April 2, 2016 of $28.2 million, which included a net charge of $0.1 million mainly associated with tax rate changes. The effective tax rate from continuing operations, which is calculated as the income tax provision as a percentage of pre-tax income, for the three months ended April 1, 2017 and April 2, 2016 was 25.3 percent and 30.9 percent, respectively.

No deferred income taxes have been provided as of April 1, 2017, December 31, 2016 or April 2, 2016 on the applicable undistributed earnings of the non-U.S. subsidiaries where the indefinite reinvestment assertion has been applied. If at some future date these earnings cease to be indefinitely reinvested and are repatriated, the Company may be subject to additional U.S. income taxes and foreign withholding and other taxes on such amounts. The Company continues to provide deferred taxes, as required, on the undistributed net earnings of foreign subsidiaries and unconsolidated affiliates that are not deemed to be indefinitely reinvested in operations outside the United States.

As of April 1, 2017, December 31, 2016 and April 2, 2016, the Company had $4.2 million, $3.5 million and $5.4 million of gross unrecognized tax benefits, including interest, respectively.  The Company believes it is reasonably possible that the total amount of gross unrecognized tax benefits as of April 1, 2017 could decrease by approximately $1.7 million in the next 12 months due to settlements with taxing authorities or lapses in the applicable statute of limitations. Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be significant changes in the amount of unrecognized tax benefits in 2017, but the amount cannot be estimated.

The Company is regularly audited by federal, state and foreign tax authorities. The Internal Revenue Service (IRS) has completed its field examination and has issued its Revenue Agents Report through the 2012 tax year and all open issues have been resolved. The Company is currently open to tax examinations by the IRS for the 2013 through 2015 tax years. The 2014 tax year is currently under examination and the Company has been notified by the IRS that it will also be examining the 2015 tax year. Primarily as a result of filing amended returns, which were generated by the closing of federal income tax audits, the Company is

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

still open to state and local tax audits in major tax jurisdictions dating back to the 2011 taxable year. The Company is no longer subject to income tax examinations by any major foreign tax jurisdiction for years prior to 2013.

Note 12 – Postretirement Benefits

The Company has defined contribution plans, qualified and nonqualified defined benefit pension plans and other postretirement benefit plans covering substantially all of its employees. The Company's contributions to its defined contribution plans include matching and annual discretionary contributions which are based on various percentages of compensation, and in some instances are based on the amount of the employees' contributions to the plans. See Note 17 in the Notes to Consolidated Financial Statements in the 2016 Form 10-K for further details regarding these plans.

Pension and other postretirement benefit costs included the following components for the three months ended April 1, 2017 and April 2, 2016:

	Pension Benefits		Other Postretirement Benefits
(in millions)	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Interest cost	$7.1	$8.9	$0.3	$0.3
Expected return on plan assets	(8.4)	(9.6)	—	—
Amortization of prior service credits	—	—	(0.2)	(0.2)
Amortization of net actuarial losses	3.6	4.4	—	—
Net pension and other benefit costs	$2.3	$3.7	$0.1	$0.1

Portions of Net pension and other benefit costs are recorded in Selling, general and administrative expenses as well as capitalized into inventory. Costs capitalized into inventory are eventually realized through Cost of sales in the Condensed Consolidated Statements of Comprehensive Income.

Employer Contributions and Benefit Payments. During the three months ended April 1, 2017 and April 2, 2016, the Company contributed $1.2 million and $0.9 million, respectively, to fund benefit payments to its nonqualified pension plan. During both the three months ended April 1, 2017 and April 2, 2016, the Company contributed $35.0 million to its qualified pension plans. Company contributions are subject to change based on funding regulations and Company discretion.

Note 13 – Debt

There was no significant activity in Long-term debt during the three months ended April 1, 2017 and April 2, 2016. See Note 16 in the Notes to Consolidated Financial Statements in the 2016 Form 10-K for details regarding the Company's debt.

In June 2016, the Company entered into an Amended and Restated Credit Agreement (Credit Facility). The Credit Facility amends and restates the Company's existing credit agreement, dated as of March 2011, as amended and restated as of June 2014. The Credit Facility provides for $300 million of borrowing capacity and is in effect through June 2021. No borrowings were outstanding as of or during the three months ended April 1, 2017, and available borrowing capacity totaled $295.7 million, net of $4.3 million of letters of credit outstanding under the Credit Facility. As of April 1, 2017, the Company was in compliance with the financial covenants in the Credit Facility. See Note 16 in the Notes to Consolidated Financial Statements in the 2016 Form 10-K for details regarding the Company's Credit Facility.

Note 14 – Subsequent Events

On May 3, 2017, the Company's Board of Directors declared a quarterly dividend on its common stock of $0.165 per share. The dividend will be payable June 15, 2017 to shareholders of record as of May 23, 2017.

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

Certain statements in Management’s Discussion and Analysis are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations that are subject to risks and uncertainties. Actual results may differ materially from expectations as of the date of this filing because of factors discussed in Part I, Item 1A – Risk Factors in Brunswick’s 2016 Annual Report on Form 10-K for the year ended December 31, 2016 (the 2016 Form 10-K).

Brunswick does not provide forward-looking guidance for certain financial measures on a GAAP basis because it is unable to predict certain items contained in the GAAP measures without unreasonable efforts. These items may include pension settlement charges, restructuring, exit, integration and impairment costs, special tax items and certain other unusual adjustments.

Overview and Outlook

General

Net sales increased 8 percent during the first quarter of 2017 when compared with the first quarter of 2016. Excluding the impact of acquisitions, net sales increased 6 percent over the comparative period. Marine Engine segment net sales increased due to strong growth in both the marine service, parts and accessories businesses as well as outboard engines, partially offset by declines in sterndrive engines. Boat segment net sales increased due to strong growth across all three primary boat categories (fiberglass outboard, aluminum and fiberglass sterndrive/inboard). Fitness segment net sales increased, reflecting the benefit of recent acquisitions and overall growth in international markets. Fitness revenues in the U.S. were down, excluding the impact of acquisitions, reflecting anticipated declines in Cybex revenues while overall commercial fitness revenue trends were stable. International net sales for the Company increased 10 percent in the first quarter of 2017 on a GAAP basis when compared with the first quarter of 2016. Excluding acquisitions, international sales increased 6 percent, driven by increases in Asia-Pacific, Europe and Latin America, partially offset by decreases in Canada.

Operating earnings in the first quarter of 2017 were $89.0 million, with an operating margin of 7.7 percent, which included restructuring, exit and integration charges of $15.2 million. In the first quarter of 2016, the Company reported operating earnings of $96.0 million, with an operating margin of 9.0 percent, which included restructuring, exit and integration charges of $3.8 million.

The Company continues to expect that 2017 will be another year of outstanding earnings growth with excellent cash flow generation. The Company is targeting approximately 6 percent to 8 percent net sales growth when compared with 2016. The Company's plan reflects the continuation of solid marine market growth in the U.S. and Europe and the success of new products, which will result in market share gains, and increases from completed acquisitions. The Fitness segment is expected to benefit from overall growth in commercial fitness markets, particularly in the second half of 2017. Acquisitions are estimated to account for approximately one percentage point of the growth rate in 2017, reflecting the impact of completed transactions in 2016.

The Company expects to have increased revenue and improvements in both gross margin and operating margin levels in 2017 due to benefits from volume increases and cost reductions. The impact of sales mix is projected to be more neutral for the year, with a more favorable comparison planned for the second half. Partially offsetting these factors are incremental investments to support growth including new products, productivity initiatives and information technology. The Company anticipates that operating earnings comparisons versus 2016 will have a slight unfavorable impact due to changes in foreign exchange rates. The Company projects operating expenses, including research and development expenses, to be higher in 2017 when compared with

2016 as the Company continues to increase investment spending to support growth. Operating expenses are projected to be slightly lower on a percentage of sales basis in 2017 versus 2016.

The Company is planning for its effective tax rate in 2017 to be approximately 29 percent based on existing tax law and the adoption of recent accounting guidance related to net excess tax benefits or deficiencies resulting from share-based compensation activity.

Matters Affecting Comparability

Certain events have occurred during the three months ended April 1, 2017 and April 2, 2016 which the Company believes affect the comparability of the results of operations. The table below summarizes the impact of changes in currency exchange rates as well as the impact of recent acquisitions on the Company's net sales:

	Net Sales		2017 vs. 2016 % Change
(in millions)	April 1, 2017	April 2, 2016	GAAP	Constant Currency	Acquisition Contribution
Marine Engine	$631.8	$595.5	6.1%	6.0%	1.0%
Boat	382.7	336.8	13.6%	13.6%	1.2%
Marine eliminations	(89.8)	(80.3)
Total Marine	924.7	852.0	8.5%	8.5%	1.2%

Fitness	235.6	218.3	7.9%	8.6%	7.5%
Total	$1,160.3	$1,070.3	8.4%	8.5%	2.5%

Changes in Foreign Currency Rates. Percentage changes in net sales expressed in constant currency are presented to reflect the impact that changes in currency exchange rates had on comparisons of net sales. To determine this information, 2017 net sales transacted in currencies other than U.S. dollars have been translated to U.S. dollars using the average exchange rates from 2016 that were in effect during the comparative period. The percentage change in net sales expressed on a constant currency basis better reflects the changes in the underlying business trends, excluding the impact of translation arising from foreign currency exchange rate fluctuations. Approximately 20 percent of the Company's annual net sales are transacted in a currency other than the U.S. dollar. The Company's most material exposures include sales in Euros, Canadian dollars, Australian dollars, British pounds and Brazilian reais.

Additionally, operating earnings comparisons were negatively affected by foreign exchange rates by approximately $2 million in the first quarter of 2017 when compared with the first quarter of 2016. These estimates include the impact of translation on all sales and costs transacted in a currency other than the U.S. dollar, the impact of hedging activities and pricing actions in certain international markets in response to changes in the value of the U.S. dollar.

Acquisitions. The Company completed acquisitions throughout 2016 that affect the comparability of net sales. Cybex, Thunder Jet, ICG and Payne's were acquired in the first, second, third and fourth quarters of 2016, respectively. Refer to Note 4 in the Notes to Consolidated Financial Statements in the 2016 Form 10-K for further details on 2016 acquisitions.

Restructuring, exit and integration charges. The Company recorded restructuring, exit and integration charges of $15.2 million and $3.8 million in the three months ended April 1, 2017 and April 2, 2016, respectively. Refer to Note 2 – Restructuring, Exit and Integration Activities for further information. The Company anticipates it will incur Restructuring, exit and integration charges of approximately $26 million to $28 million for the full year.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Condensed Consolidated Statements of Comprehensive Income for the three months ended:

	Three Months Ended		2017 vs. 2016
(in millions, except per share data)	April 1, 2017	April 2, 2016	$ Change	% Change
Net sales	$1,160.3	$1,070.3	$90.0	8.4%
Gross margin (A)	300.1	282.1	18.0	6.4%
Restructuring, exit and integration charges	15.2	3.8	11.4	NM
Operating earnings	89.0	96.0	(7.0)	(7.3)%
Net earnings from continuing operations	64.9	63.2	1.7	2.7%

Diluted earnings per common share from continuing operations	$0.71	$0.68	$0.03	4.4%

Expressed as a percentage of Net sales:
Gross margin	25.9%	26.4%		(50) bpts
Selling, general and administrative expense	13.7%	13.8%		(10) bpts
Research and development expense	3.2%	3.2%		(0) bpts
Restructuring, exit and integration charges	1.3%	0.4%		90 bpts
Operating margin	7.7%	9.0%		(130) bpts
__________

NM = not meaningful
bpts = basis points

(A)	Gross margin is defined as Net sales less Cost of sales as presented in the Condensed Consolidated Statements of Comprehensive Income.

Net sales increased during the first quarter of 2017 when compared with the first quarter of 2016. Marine Engine segment net sales increased due to strong growth in both the marine service, parts and accessories businesses as well as outboard engines. Both of these categories benefited from favorable market trends and market share gains. Net sales of sterndrive engines declined, reflecting unfavorable demand trends. Boat segment net sales increased due to strong growth across all three primary boat categories and benefited from strong increases in wholesale unit shipments. Fitness segment net sales increased, reflecting the benefit of recent acquisitions and overall growth in international markets. Fitness revenues in the U.S. were down slightly, excluding the impact of acquisitions, reflecting anticipated declines in Cybex revenues and stable demand in the commercial fitness market, including value-oriented franchise clubs. International net sales for the Company increased 10 percent in the first quarter of 2017 on a GAAP basis when compared with the first quarter of 2016. On a constant currency basis and excluding acquisitions, international sales increased 6 percent, driven by increases in Europe, Asia-Pacific and Latin America, partially offset by decreases in Canada.

Gross margin percentage was down in the first quarter of 2017 when compared with the same prior year period. A majority of the decline resulted from unfavorable changes in sales mix within the Fitness and Boat segments, as well as from changes in mix between segments.

Selling, general and administrative expense decreased slightly as a percentage of net sales during the first quarter of 2017 when compared with the first quarter of 2016. Research and development expense remained flat as a percentage of sales as the Company continued to increase its funding of investments in new products and growth initiatives. The Company recorded restructuring and integration charges of $15.2 million and $3.8 million for the three months ended April 1, 2017 and April 2, 2016, respectively.

The Company recorded Equity earnings of $2.3 million and $0.8 million in the three months ended April 1, 2017 and April 2, 2016, respectively, which mainly related to the Company's marine joint ventures. The Company recognized $1.7 million and $1.0 million in Other income, net in the three months ended April 1, 2017 and April 2, 2016, respectively, which includes the amortization of deferred income related to a trademark licensing agreement with AMF Bowling Centers, Inc. as discussed in Note 2 in the Notes to Consolidated Financial Statements in the 2016 Form 10-K.

Net interest expense was down slightly for the three months ended April 1, 2017 when compared with the same prior year period.

The Company recognized an income tax provision from continuing operations for the three months ended April 1, 2017 of $22.0 million, which included a net tax benefit of $0.5 million related to federal deferred tax adjustments. Additionally, the income tax provision included a net tax benefit of $5.3 million associated with the net excess tax benefits related to share-based compensation which was recognized as an income tax benefit in accordance with recent changes in accounting guidance. The Company recognized an income tax provision from continuing operations for the three months ended April 2, 2016 of $28.2 million, which included a net charge of $0.1 million mainly associated with tax rate changes. The effective tax rate from continuing operations, which is calculated as the income tax provision as a percentage of pre-tax income, for the three months ended April 1, 2017 and April 2, 2016 was 25.3 percent and 30.9 percent, respectively.

Net earnings from continuing operations and Diluted earnings per common share from continuing operations increased and Operating earnings decreased during the first quarter of 2017 due to the factors discussed in the preceding paragraphs. The increases in Diluted earnings per common share from continuing operations also included the impact of common stock repurchases.

Diluted earnings from continuing operations per common share, as adjusted - defined as Diluted earnings from continuing operations per common share, excluding the earnings per share impact for restructuring, exit and integration charges and special tax items from continuing operations - increased by $0.13 per share, or 18 percent, to $0.84 per share in the first quarter of 2017 when compared with $0.71 per share for the same period in 2016. In the first quarter of 2017, restructuring, exit and integration charges from continuing operations were $0.14 per share and special tax items were a net benefit of $0.01 per share. In the first quarter of 2016, restructuring, exit and integration charges from continuing operations were $0.03 per share.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the three months ended:

	Three Months Ended		2017 vs. 2016
(in millions)	April 1, 2017	April 2, 2016	$ Change	% Change
Net sales	$631.8	$595.5	$36.3	6.1%
Operating earnings	88.5	78.3	10.2	13.0%
Operating margin	14.0%	13.1%		90 bpts
__________

bpts = basis points

Net sales for the Marine Engine segment increased due to strong growth in both the marine service, parts and accessories businesses as well as outboard engines, which benefited from strong sales growth, particularly in higher horsepower engines. Both of these categories also benefited from favorable market trends, market share gains and recently introduced products. Partially offsetting these factors was a decrease in sterndrive engine net sales due to the continuing shift to outboards and unfavorable global retail demand trends. The acquisition of Payne's accounted for one percentage point of the Marine Engine segment's overall revenue growth rate in the first quarter of 2017. International net sales were 31 percent of the segment's net sales in the first quarter of 2017, and increased 9 percent from the prior year on a GAAP basis. On a constant currency basis and excluding acquisitions, international net sales increased 5 percent, which included gains in Europe and Asia-Pacific, partially offset by declines in Africa and the Middle East and Canada.

Marine Engine segment operating earnings increased in the first quarter of 2017 as a result of higher net sales, a favorable shift in sales mix and improved cost efficiencies, partially offset by the unfavorable effects of foreign exchange and planned increases in growth related investments.

Boat Segment

The following table sets forth Boat segment results for the three months ended:

	Three Months Ended		2017 vs. 2016
(in millions)	April 1, 2017	April 2, 2016	$ Change	% Change
Net sales	$382.7	$336.8	$45.9	13.6%
Restructuring, exit and integration charges	10.4	—	10.4	NM
Operating earnings	3.2	16.4	(13.2)	(80.5)%
Operating margin	0.8%	4.9%		(410) bpts
__________

NM = not meaningful
bpts = basis points

Boat segment net sales increased in the first quarter of 2017 when compared with the first quarter of 2016 due to strong growth in fiberglass outboard and aluminum boat categories, which benefited from strong growth in wholesale unit shipments, particularly in the aluminum boat category. Sales of fiberglass sterndrive/inboard boats increased in spite of anticipated declines of larger boat models, which resulted from moderating market conditions, the timing of new model introductions, the impact of transitioning production between facilities and reaching appropriate stocking levels of product in 2016. The segment benefited from recently introduced products and market share gains. The acquisition of Thunder Jet accounted for one percentage point of the Boat segment's overall revenue growth rate in the first quarter of 2017. International net sales were 24 percent of the segment's net sales in the first quarter of 2017, and increased 9 percent from the prior year on a GAAP basis. On a constant currency basis and excluding acquisitions, international net sales increased 6 percent, which primarily included gains in Europe and a slight overall increase in other regions.

Boat segment operating earnings decreased in the first quarter of 2017 when compared with the first quarter of 2016 due to higher restructuring, exit and integration charges related to closing its manufacturing facility in Brazil. In addition, lower volume and cost absorption as well as unfavorable reserve adjustments including warranty had a negative impact on large sterndrive/inboard boats. Unfavorable changes in sales mix and higher commodity costs affected the performance of aluminum boats. Partially offsetting these factors was favorable performance in the fiberglass outboard boat business.

Fitness Segment

The following table sets forth Fitness segment results for the three months ended:

	Three Months Ended		2017 vs. 2016
(in millions)	April 1, 2017	April 2, 2016	$ Change	% Change
Net sales	$235.6	$218.3	$17.3	7.9%
Restructuring, exit and integration charges	2.4	3.8	(1.4)	(36.8)%
Operating earnings	18.3	20.1	(1.8)	(9.0)%
Operating margin	7.8%	9.2%		(140) bpts
__________

bpts = basis points

Fitness segment net sales increased, reflecting the benefit of recent acquisitions and overall growth in international markets, especially in the Asia-Pacific region. Revenues in the U.S. were down, excluding the impact of acquisitions, reflecting anticipated declines in Cybex revenues and stable demand in the commercial fitness market, including value-oriented franchise clubs. International net sales were 46 percent of the segment's net sales in the first quarter of 2017 and increased 11 percent compared with the same prior year period on a GAAP basis. On a constant currency basis and excluding acquisitions, the segment's international net sales increased 4 percent when compared with the same prior year period due mostly to increases in Asia-Pacific.

Fitness segment operating earnings decreased in the first quarter of 2017 compared with the first quarter of 2016, reflecting the negative impact of changes in sales mix along with planned costs associated with capacity expansions, new product introductions and manufacturing facility transitions. Partially offsetting these factors were contributions from the ICG acquisition, the benefit of Cybex synergies and lower restructuring, exit and integration charges.

Corporate/Other

The following table sets forth Corporate/Other results for the three months ended:

	Three Months Ended		2017 vs. 2016
(in millions)	April 1, 2017	April 2, 2016	$ Change	% Change
Restructuring, exit and integration charges	$2.4	$—	$2.4	NM
Operating loss	(18.7)	(15.1)	(3.6)	(23.8)%
__________

NM = not meaningful

Corporate operating expenses increased in the first quarter of 2017 when compared with the same prior year period primarily due to increased restructuring, exit and integration charges.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the three months ended:

(in millions)	April 1, 2017	April 2, 2016
Net cash used for operating activities of continuing operations	$(86.3)	$(82.8)
Net cash provided by (used for):
Capital expenditures	(60.8)	(46.2)
Proceeds from the sale of property, plant and equipment	7.6	0.1
Effect of exchange rate changes	3.0	2.9
Total free cash flow from continuing operations (A)	$(136.5)	$(126.0)
__________

(A) The Company defines “Free cash flow from continuing operations” as cash flow from operating and investing activities of continuing operations (excluding cash provided by or used for acquisitions and investments, purchases or sales/maturities of marketable securities) and the effect of exchange rate changes. Free cash flow from continuing operations is not intended as an alternative measure of cash flow from operations, as determined in accordance with generally accepted accounting principles (GAAP) in the United States. The Company uses this financial measure, both in presenting its results to shareholders and the investment community and in its internal evaluation and management of its businesses. Management believes that this financial measure and the information it provides are useful to investors because it permits investors to view Brunswick’s performance using the same tool that management uses to gauge progress in achieving its goals. Management believes that the non-GAAP financial measure “Free cash flow from continuing operations” is also useful to investors because it is an indication of cash flow that may be available to fund investments in future growth initiatives.

Brunswick’s major sources of funds for investments, acquisitions, dividend payments and share repurchase programs are cash generated from operating activities, available cash and marketable securities balances and selected borrowings. The Company evaluates potential acquisitions, divestitures and joint ventures in the ordinary course of business.

2017 Cash Flow

In the first quarter of 2017, net cash used for operating activities of continuing operations totaled $86.3 million. The primary drivers of the cash used for operating activities were a seasonal increase in working capital and planned pension contributions, which more than offset benefits from net earnings from continuing operations and non-cash expense items. Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Condensed Consolidated Balance Sheets, excluding the impact of acquisitions and non-cash adjustments. Accounts and notes receivable increased $112.4 million due primarily to normal seasonal changes in net sales in the Marine Engine segment. Net inventories increased by $62.7 million due to increases in production and higher sales volumes. Accrued expenses decreased $16.4 million, which included the impact of the payments of the prior year's variable compensation and deferred compensation, which had been accrued as of December 31, 2016. Partially offsetting these items was an increase in Accounts payable of $27.6 million, which was the result of increased domestic production across all segments and the timing of payments.

Net cash used for investing activities of continuing operations during the first three months of 2017 totaled $22.3 million, which included capital expenditures of $60.8 million. The Company's capital spending is focused on new product introductions and capacity expansion projects in all segments. Capital spending was partially offset by net proceeds from maturities of marketable securities of $35.0 million and proceeds from the sale of property, plant and equipment of $7.6 million.

Net cash used for financing activities of continuing operations was $43.2 million during the first quarter of 2017. The cash outflow included common stock repurchase activity and cash dividends paid to common shareholders.

2016 Cash Flow

In the first quarter of 2016, net cash used for operating activities of continuing operations totaled $82.8 million. The primary drivers of the cash used for operating activities were a seasonal increase in working capital and planned pension contributions, which more than offset benefits from net earnings from continuing operations and non-cash expense items. Accounts and notes receivable increased $98.0 million during the first quarter of 2016, due primarily to seasonally higher first quarter net sales in the Company's Marine Engine segment. Accrued expenses decreased $44.9 million during the quarter, primarily driven by the payment of the prior year's variable compensation, which had been accrued as of December 31, 2015. Net inventories increased by $38.9 million during the first quarter of 2016 due to increases in production and higher sales volumes. Partially offsetting these items was an increase in Accounts payable of $24.6 million, which was the result of increased domestic production in the Company's marine businesses.

Net cash used for investing activities of continuing operations during the first quarter of 2016 totaled $232.7 million, which included capital expenditures of $46.2 million. The Company's capital spending was focused on new product introductions, capacity expansion projects in all segments and other high priority, profit-enhancing projects. Cash paid for the acquisition of Cybex, net of cash acquired, totaled $195.0 million in the first quarter of 2016. Partially offsetting these items were net proceeds from marketable securities of $10.7 million that were used to satisfy working capital requirements during the first quarter of 2016.

Net cash used for financing activities of continuing operations was $59.5 million during the first quarter of 2016. The cash outflow included common stock repurchase activity and cash dividends paid to common shareholders.

Liquidity and Capital Resources

The Company views its highly liquid assets as of April 1, 2017, December 31, 2016 and April 2, 2016 as:

(in millions)	April 1, 2017	December 31, 2016	April 2, 2016
Cash and cash equivalents	$273.3	$422.4	$282.2
Short-term investments in marketable securities	0.7	35.8	0.8
Total cash and cash equivalents and marketable securities	$274.0	$458.2	$283.0

The following table sets forth an analysis of total liquidity as of April 1, 2017, December 31, 2016 and April 2, 2016:

(in millions)	April 1, 2017	December 31, 2016	April 2, 2016
Cash and cash equivalents and marketable securities	$274.0	$458.2	$283.0
Amounts available under lending facility (A)	295.7	295.7	296.2
Total liquidity (B)	$569.7	$753.9	$579.2

(A) In June 2016, the Company amended and restated its existing credit agreement, dated as of March 2011, as amended and restated as of June 2014. See Note 13 – Debt in the Notes to Condensed Consolidated Financial Statements for further details on the Company's lending facility.
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

Cash and cash equivalents and marketable securities totaled $274.0 million as of April 1, 2017, a decrease of $184.2 million from $458.2 million as of December 31, 2016, and a decrease of $9.0 million from $283.0 million as of April 2, 2016. Total debt as of April 1, 2017, December 31, 2016 and April 2, 2016 was $441.8 million, $442.4 million and $450.9 million, respectively. The Company's debt-to-capitalization ratio was 23.1 percent as of April 1, 2017, down from 23.5 percent as of December 31, 2016 and from 25.7 percent as of April 2, 2016.

Management believes that the Company has adequate sources of liquidity to meet the Company's short-term and long-term needs. The next significant long-term debt maturity is not until 2021.

The Company has executed share repurchases against authorizations approved by the Board of Directors in 2014 and 2016. In 2017, the Company repurchased $20 million of stock under these authorizations and as of April 1, 2017, the remaining authorization was $220 million. The Company plans to repurchase approximately $100 million of shares in 2017.

Net activity in working capital is projected to reflect a usage of cash in 2017 in the range of $30 million to $50 million. Additionally, the Company plans to make cash contributions to its defined benefit pension plans of approximately $75 million, consistent with prior year levels. The Company is planning for capital expenditures of approximately $185 million to $195 million, reflecting substantial new product investments in the outboard engine and fitness businesses and continued capacity investments to support new products and growth. Including these factors, the Company plans to generate free cash flow in 2017 in excess of $250 million.

The Company contributed $35.0 million to its qualified pension plans in the first three months of both 2017 and 2016 and expects to make additional contributions of $35 million during 2017. The 2017 contributions include an estimated amount which will be used to fund the purchase of group annuity contracts in connection with the previously announced terminations of the Brunswick Pension Plan For Hourly Employees and the Brunswick Pension Plan For Hourly Wage Employees. The Company expects to incur a settlement loss in the second half of 2017 in conjunction with these terminations. The Company also contributed $1.2 million and $0.9 million to fund benefit payments in its nonqualified pension plan during the first three months of 2017 and 2016, respectively, and expects to contribute approximately $3 million of additional funding to the plan through the remainder of 2017. Company contributions are subject to change based on market conditions, pension funding regulations and Company discretion.

Financial Services

The Company's financial services joint venture, Brunswick Acceptance Company, LLC (BAC), is detailed in the 2016 Form 10-K.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations, as of December 31, 2016, are detailed in the 2016 Form 10-K. There have been no material changes in these arrangements and obligations outside the ordinary course of business since December 31, 2016.

Environmental Regulation

There were no material changes in the Company's environmental regulatory requirements since the filing of its 2016 Form 10-K.

Critical Accounting Policies

As discussed in the 2016 Form 10-K, the preparation of the consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

There were no material changes in the Company’s critical accounting policies since the filing of its 2016 Form 10-K.

Recent Accounting Pronouncements

See Note 1 – Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements for the recent accounting pronouncements that have been adopted during the three months ended April 1, 2017, or will be adopted in future periods.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations, estimates and projections about Brunswick’s business and by their nature address matters that are, to different degrees, uncertain. Words such as “may,” “could,” “expect,” “intend,” “target,” “plan,” “seek,” “estimate,” “believe,” “predict,” “outlook” and similar expressions are intended to identify forward-looking statements. Such statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this quarterly report. These risks include, but are not limited to: adverse general economic conditions, including reductions in consumer discretionary spending; negative currency trends; our ability to complete and integrate targeted acquisitions; our ability to implement our strategic plan and growth initiatives; adequate financing access for dealers and customers and our ability to access capital and credit markets; maintaining effective distribution; retaining our relationships with dealers, distributors and independent boat builders; credit and collections risks; retaining key customers; protecting our brands and intellectual property; absorbing fixed costs in production; managing expansion or consolidation of manufacturing facilities; meeting supply objectives; meeting pension funding obligations; managing our share repurchases; higher energy and fuel costs; competitive pricing pressures; developing new and innovative products at a competitive price, in legal compliance; maintaining product quality and service standards; outages or breaches of technology systems; competitor activity; product liability, warranty and other claims risks; increased costs of legal and regulatory compliance; having to record an impairment to the value of goodwill and other assets; international business risks; attracting and retaining key contributors; and weather and catastrophic event risks.

Additional risk factors are included in the Company’s Annual Report on Form 10-K for 2016. Forward-looking statements speak only as of the date on which they are made and Brunswick does not undertake any obligation to update them to reflect events or circumstances after the date of this presentation or for changes by wire services or Internet service providers.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices. The Company enters into various hedging transactions to mitigate these risks in accordance with guidelines established by the Company’s management. The Company does not use financial instruments for trading or speculative purposes. The Company’s risk management objectives are described in Note 3 – Financial Instruments in the Notes to Condensed Consolidated Financial Statements and Notes 1 and 14 in the Notes to Consolidated Financial Statements in the 2016 Form 10-K.

There have been no significant changes to the Company’s market risk since December 31, 2016.  For a discussion of exposure to market risk, refer to Part II, Item 7A – Quantitative and Qualitative Disclosures about Market Risk, set forth in the 2016 Form 10-K.

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

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

Brunswick’s operations and financial results are subject to various risks and uncertainties that could adversely affect the Company’s business, financial condition, results of operations, cash flows and the trading price of Brunswick’s common stock. There have been no material changes to the risk factors previously disclosed in the 2016 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has executed share repurchases against authorization approved by the Board of Directors in 2014 and 2016. In 2017, the Company repurchased $20 million of stock under these authorizations and as of April 1, 2017, the remaining authorization was $220 million.

During the three months ended April 1, 2017, the Company repurchased the following shares of its common stock:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Amount of Dollars that May Yet Be Used to Purchase Shares Under the Program
January 1 to January 28	97,436	$55.47	97,436
January 29 to February 25	140,121	59.91	140,121
February 26 to April 1	102,460	60.50	102,460
Total	340,017	$58.81	340,017	$219,796,469

Item 5. Other Information

At the May 3, 2017 Annual Meeting of Shareholders of the Company, Nancy E. Cooper, Ralph C. Stayer and Jane L. Warner were elected as directors of the Company for terms expiring at the 2020 Annual Meeting. The number of shares voted with respect to these directors were:

Nominee	For	Against	Abstain	Broker Non-votes
Nancy E. Cooper	79,398,194	527,506	146,356	3,331,570
Ralph C. Stayer	77,682,803	2,250,980	138,273	3,331,570
Jane L. Warner	79,444,842	479,159	148,055	3,331,570

At the Annual Meeting, shareholders voted for a non-binding resolution approving the compensation of the Company's named executive officers pursuant to the following vote:

Number of Shares
For	75,074,468
Against	4,605,943
Abstain	391,645
Broker Non-votes	3,331,570

At the Annual Meeting, shareholders voted for a non-binding resolution approving annual (every one year) review of the compensation of the Company's named executive officers pursuant to the following vote:

Number of Shares
One Year	71,430,400
Two Years	98,501
Three Years	8,162,373
Abstain	380,782
Broker Non-votes	3,331,570

Based on the Board's recommendation, as set forth in our Proxy Statement, and the shareholder voting results, the Company has determined that we will continue to hold an advisory vote on executive compensation on an annual basis.

At the Annual Meeting, shareholders ratified the Audit Committee's selection of Deloitte & Touche LLP as the independent registered public accounting firm for the Company and its subsidiaries for the year 2017 pursuant to the following vote:

Number of Shares
For	81,677,891
Against	1,435,071
Abstain	290,664
Broker Non-votes	—

Item 6.    Exhibits

10.1*	2017 Brunswick Performance Plan
10.2*	2017 Brunswick Performance Plan--Senior Management Incentive Plan Participants
10.3*	2017 Brunswick Performance Plan--Performance Share Participants Other Than Those in the Senior Management Incentive Plan
10.4*	2017 Stock-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan
10.5*	2017 Cash-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan
10.6*	2017 Stock-Settled Stock Appreciation Right Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan
10.7*	2017 Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan
10.8*	2017 Performance Share Grant Terms and Conditions For Select Key Employees Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan
31.1	Certification of CEO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUNSWICK CORPORATION
May 4, 2017	By:	/s/ DANIEL J. TANNER
Daniel J. Tanner
Vice President and Controller*

*Mr. Tanner is signing this report both as a duly authorized officer and as the principal accounting officer.