Form 10-Q
period 2017-07-01
BRUNSWICK CORP
filed 2017-08-02
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended July 1, 2017
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

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of July 31, 2017 was 88,719,780.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
July 1, 2017

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BRUNSWICK CORPORATION Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Six Months Ended
(in millions, except per share data)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net sales	$1,352.0	$1,242.2	$2,512.3	$2,312.5
Cost of sales	983.1	888.9	1,843.3	1,677.1
Selling, general and administrative expense	158.1	153.7	317.4	301.4
Research and development expense	36.5	35.1	73.1	69.7
Restructuring, exit and integration charges	5.7	2.6	20.9	6.4
Operating earnings	168.6	161.9	257.6	257.9
Equity earnings	1.4	1.0	3.7	1.8
Other income (expense), net	2.8	(0.1)	4.5	0.9
Earnings before interest and income taxes	172.8	162.8	265.8	260.6
Interest expense	(6.7)	(7.0)	(13.3)	(13.8)
Interest income	0.4	0.4	0.9	0.8
Earnings before income taxes	166.5	156.2	253.4	247.6
Income tax provision	47.1	48.1	69.1	76.3
Net earnings from continuing operations	119.4	108.1	184.3	171.3

Net earnings (loss) from discontinued operations, net of tax	—	(0.0)	—	1.6

Net earnings	$119.4	$108.1	$184.3	$172.9

Earnings (loss) per common share:
Basic
Earnings from continuing operations	$1.33	$1.18	$2.05	$1.87
Earnings (loss) from discontinued operations	—	(0.00)	—	0.02
Net earnings	$1.33	$1.18	$2.05	$1.89

Diluted
Earnings from continuing operations	$1.32	$1.17	$2.03	$1.85
Earnings (loss) from discontinued operations	—	(0.00)	—	0.02
Net earnings	$1.32	$1.17	$2.03	$1.87

Weighted average shares used for computation of:
Basic earnings per common share	89.8	91.5	90.0	91.6
Diluted earnings per common share	90.6	92.3	90.8	92.6

Comprehensive income	$123.1	$110.7	$195.2	$183.7

Cash dividends declared per common share	$0.165	$0.15	$0.33	$0.30

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Balance Sheets (unaudited)

(in millions)	July 1, 2017	December 31, 2016	July 2, 2016
Assets
Current assets
Cash and cash equivalents, at cost, which approximates fair value	$437.2	$422.4	$492.8
Restricted cash	10.7	11.2	12.7
Short-term investments in marketable securities	0.8	35.8	0.5
Total cash and short-term investments in marketable securities	448.7	469.4	506.0
Accounts and notes receivable, less allowances of $10.2, $12.8 and $14.5	524.6	417.3	482.1
Inventories
Finished goods	489.4	502.7	455.0
Work-in-process	106.3	91.1	94.9
Raw materials	173.6	168.3	156.9
Net inventories	769.3	762.1	706.8
Prepaid expenses and other	35.2	39.7	38.0
Current assets	1,777.8	1,688.5	1,732.9

Property
Land	26.9	24.3	23.2
Buildings and improvements	398.6	406.4	387.5
Equipment	1,001.4	979.2	931.4
Total land, buildings and improvements and equipment	1,426.9	1,409.9	1,342.1
Accumulated depreciation	(885.4)	(892.3)	(881.0)
Net land, buildings and improvements and equipment	541.5	517.6	461.1
Unamortized product tooling costs	140.7	127.7	111.5
Net property	682.2	645.3	572.6

Other assets
Goodwill	417.6	413.8	393.1
Other intangibles, net	161.7	164.8	135.0
Equity investments	22.5	20.7	26.0
Deferred income tax asset	272.8	307.8	334.6
Other long-term assets	49.1	43.8	49.4
Other assets	923.7	950.9	938.1

Total assets	$3,383.7	$3,284.7	$3,243.6

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Balance Sheets (unaudited)

(in millions)	July 1, 2017	December 31, 2016	July 2, 2016
Liabilities and shareholders’ equity
Current liabilities
Current maturities of long-term debt	$5.8	$5.9	$4.7
Accounts payable	393.8	392.7	366.3
Accrued expenses	586.2	566.3	559.6
Current liabilities	985.8	964.9	930.6

Long-term liabilities
Debt	438.2	436.5	447.9
Postretirement benefits	233.7	276.3	308.7
Other	178.2	166.9	168.2
Long-term liabilities	850.1	879.7	924.8

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares; outstanding: 88,776,000, 89,317,000 and 90,315,000 shares	76.9	76.9	76.9
Additional paid-in capital	365.9	382.0	385.6
Retained earnings	2,035.9	1,881.0	1,806.2
Treasury stock, at cost: 13,762,000, 13,221,000 and 12,223,000 shares	(507.2)	(465.2)	(417.2)
Accumulated other comprehensive loss, net of tax	(423.7)	(434.6)	(463.3)
Shareholders’ equity	1,547.8	1,440.1	1,388.2

Total liabilities and shareholders’ equity	$3,383.7	$3,284.7	$3,243.6

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
(in millions)	July 1, 2017	July 2, 2016
Cash flows from operating activities
Net earnings	$184.3	$172.9
Less: earnings from discontinued operations, net of tax	—	1.6
Net earnings from continuing operations	184.3	171.3
Depreciation and amortization	55.2	50.6
Pension funding, net of expense	(37.5)	(29.5)
Deferred income taxes	35.0	53.4
Equity in earnings of unconsolidated affiliates	(3.7)	(1.8)
Changes in certain current assets and current liabilities	(88.8)	(36.7)
Income taxes	10.8	7.0
Other, net	16.5	7.0
Net cash provided by operating activities of continuing operations	171.8	221.3
Net cash used for operating activities of discontinued operations	(0.3)	(3.2)
Net cash provided by operating activities	171.5	218.1

Cash flows from investing activities
Capital expenditures	(107.9)	(90.0)
Sales or maturities of marketable securities	35.0	10.7
Investments	2.0	(1.3)
Acquisition of businesses, net of cash acquired	—	(215.9)
Proceeds from the sale of property, plant and equipment	7.8	1.6
Other, net	(0.5)	1.3
Net cash used for investing activities	(63.6)	(293.6)

Cash flows from financing activities
Payments of long-term debt including current maturities	(0.3)	(0.2)
Common stock repurchases	(60.0)	(60.0)
Cash dividends paid	(29.4)	(27.2)
Proceeds from share-based compensation activity	5.8	11.8
Tax withholding associated with shares issued for share-based compensation	(14.2)	(17.7)
Other, net	—	(1.3)
Net cash used for financing activities	(98.1)	(94.6)

Effect of exchange rate changes	4.5	5.6
Net increase (decrease) in Cash and cash equivalents and Restricted cash	14.3	(164.5)
Cash and cash equivalents and Restricted cash at beginning of period	433.6	670.0

Cash and cash equivalents and Restricted cash at end of period	447.9	505.5
Less: Restricted cash	10.7	12.7
Cash and cash equivalents at end of period	$437.2	$492.8

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 – Significant Accounting Policies

Interim Financial Statements. The unaudited interim condensed consolidated financial statements of Brunswick Corporation (Brunswick or the Company) have been prepared pursuant to Securities and Exchange Commission (SEC) rules and regulations. Therefore, certain information and disclosures normally included in financial statements and related notes prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. Certain previously reported amounts have been reclassified to conform to the current period presentation, including reclassifying the Deferred income tax liability in the prior period to Other long-term liabilities on the Condensed Consolidated Balance Sheets.

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Brunswick’s 2016 Annual Report on Form 10-K for the year ended December 31, 2016 (the 2016 Form 10-K). These results include, in management's opinion, all normal and recurring adjustments necessary to present fairly Brunswick's financial position, results of operations and cash flows. Due to the seasonality of Brunswick’s businesses, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Saturday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The first two quarters of fiscal year 2017 ended on April 1, 2017 and July 1, 2017, and the first two quarters of fiscal year 2016 ended on April 2, 2016 and July 2, 2016.

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

Share-Based Compensation: In March 2016, the FASB amended the ASC to simplify the accounting for employee share-based payment transactions. The Company adopted this amendment during the first quarter of 2017, and recognized $7.6 million of net excess tax benefits related to share-based payments in the income tax provision for the six months ended July 1, 2017. These net excess tax benefits were historically recorded in additional paid-in capital when recognized. Additionally, the Company adopted the amendment retrospectively for presentation of net excess tax benefits on the Condensed Consolidated Statements of Cash Flows, resulting in an increase of $8.2 million in Net cash provided by operating activities and Net cash used for financing activities for the six months ended July 2, 2016. The Company elected to recognize forfeitures of share-based awards as they occur. The remaining amendments, including those related to statutory withholding requirements, did not have a material impact.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Revenue Recognition: In May 2014, the FASB issued a final standard on revenue recognition which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This standard will supersede current revenue recognition guidance. Under the new standard, entities are required to identify the contract with a customer; identify the separate performance obligations in the contract; determine the transaction price; allocate the transaction price to the separate performance obligations in the contract; and recognize the appropriate amount of revenue when (or as) the entity satisfies each performance obligation. In August 2015, the FASB amended the ASC to delay the effective date to fiscal years, and the interim periods within those years, beginning on or after January 1, 2018, from the original effective date of January 1, 2017, with early adoption permitted no earlier than January 1, 2017. Entities have the option of using either retrospective transition or a modified retrospective approach in applying the new standard.

The Company plans to use the modified retrospective approach in applying the new standard. The Company’s implementation process is progressing as planned and there are no significant implementation matters that have yet to be addressed. The most meaningful changes will be in the Boat and Fitness segments. In the Boat segment, certain customers are offered retail promotions that are currently recorded at the later of when the program has been communicated to the customer or at the time of sale. Under the new standard, these promotions will now be recognized at the time of sale, primarily upon shipment to customers. In the Fitness segment, certain customer contracts include product rebates recorded in cost of sales at the time of sale. Under the new standard, the Company will no longer record the rebate at the time of sale; however a portion of revenue will be deferred and not recognized until the rebate is redeemed. As a result, the Company expects a change in the timing of recording certain promotions and rebates; however, it does not expect a change in the total amount of cumulative revenue recognized for each transaction.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Restructuring, Exit and Integration Activities

In the second quarter of 2017, the Company recorded restructuring charges within the Fitness and Boat segments related to headcount reductions aimed at improving general operating efficiencies.

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

The Company recorded restructuring, exit and integration charges in the Condensed Consolidated Statements of Comprehensive Income as a result of these activities. The following table is a summary of the expense associated with the restructuring, exit and integration activities for the three months ended July 1, 2017 and July 2, 2016, as discussed above:

	July 1, 2017			July 2, 2016
(in millions)	Fitness	Boat	Total	Fitness	Total
Restructuring and exit activities:
Employee termination and other benefits	$2.1	$0.4	$2.5	$—	$—
Other	—	0.8	0.8	—	—
Integration activities:
Employee termination and other benefits	0.9	—	0.9	0.2	0.2
Professional fees	1.4	—	1.4	0.8	0.8
Other	0.1	—	0.1	1.6	1.6
Total restructuring, exit and integration charges	$4.5	$1.2	$5.7	$2.6	$2.6

The following table is a summary of the expense associated with the restructuring, exit and integration activities for the six months ended July 1, 2017 and July 2, 2016, as discussed above:

	July 1, 2017				July 2, 2016
(in millions)	Corporate	Fitness	Boat	Total	Fitness	Total
Restructuring and exit activities:
Employee termination and other benefits	$2.4	$2.1	$2.6	$7.1	$—	$—
Current asset write-downs	—	—	7.2	7.2	—	—
Professional fees	—	—	0.8	0.8	—	—
Other	—	—	1.0	1.0	—	—
Integration activities:
Employee termination and other benefits	—	2.0	—	2.0	2.1	2.1
Professional fees	—	2.6	—	2.6	2.2	2.2
Other	—	0.2	—	0.2	2.1	2.1
Total restructuring, exit and integration charges	$2.4	$6.9	$11.6	$20.9	$6.4	$6.4

During 2017, the Company made cash payments of $8.4 million relating to all restructuring, exit and integration activities, including payments related to prior period activities. As of July 1, 2017, accruals remaining for restructuring, exit and integration activities totaled $10.3 million and are expected to be paid during 2017 and 2018.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3 – Financial Instruments

The Company operates globally with manufacturing and sales facilities around the world. Due to the Company’s global operations, the Company engages in activities involving both financial and market risks. The Company utilizes normal operating and financing activities, along with derivative financial instruments, to minimize these risks. See Note 14 in the Notes to Consolidated Financial Statements in the 2016 Form 10-K for further details regarding the Company's financial instruments and hedging policies.

Foreign Currency Derivatives. Forward exchange contracts outstanding at July 1, 2017, December 31, 2016 and July 2, 2016 had notional contract values of $309.3 million, $263.7 million and $237.8 million, respectively. There were no option contracts outstanding at July 1, 2017. Option contracts outstanding at December 31, 2016 and July 2, 2016 had notional contract values of $30.4 million and $55.0 million, respectively. The forward contracts outstanding at July 1, 2017 mature during 2017 and 2018 and mainly relate to the Euro, Japanese yen, Canadian dollar, Australian dollar, Swedish krona, Brazilian real, British pound, Mexican peso, Norwegian krone, Hungarian forint and New Zealand dollar. As of July 1, 2017, the Company estimates that during the next 12 months, it will reclassify approximately $0.9 million of net losses (based on current rates) from Accumulated other comprehensive loss to Cost of sales.

Interest Rate Derivatives. The Company enters into fixed-to-floating interest rate swaps to convert a portion of the Company's long-term debt from fixed to floating rate debt. As of July 1, 2017, December 31, 2016 and July 2, 2016, the outstanding swaps had notional contract values of $200.0 million, of which $150.0 million corresponds to the Company's 4.625 percent Senior notes due 2021 and $50.0 million corresponds to the Company's 7.375 percent Debentures due 2023.

As of July 1, 2017, December 31, 2016 and July 2, 2016, the Company had $4.0 million, $4.5 million and $5.1 million, respectively, of net deferred losses associated with all settled forward-starting interest rate swaps, which were included in Accumulated other comprehensive loss. As of July 1, 2017, the Company estimates that during the next 12 months, it will reclassify approximately $1.1 million of net losses resulting from settled forward-starting interest rate swaps from Accumulated other comprehensive loss to Interest expense.

Commodity Price Derivatives. There were no commodity swap contracts outstanding at July 1, 2017 and December 31, 2016. As of July 2, 2016, the notional value of commodity swap contracts outstanding was $4.9 million. The amount of gain or loss associated with the change in fair value of these instruments is either recorded through earnings each period as incurred or, if designated as cash flow hedges, deferred in Accumulated other comprehensive loss and recognized in Cost of sales in the same period or periods during which the hedged transaction affects earnings.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of July 1, 2017, December 31, 2016 and July 2, 2016, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets				Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value			Balance Sheet Location	Fair Value
		July 1, 2017	Dec. 31, 2016	July 2, 2016		July 1, 2017	Dec. 31, 2016	July 2, 2016
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid expenses and other	$2.0	$7.2	$4.4	Accrued expenses	$3.2	$2.6	$4.0
Commodity contracts	Prepaid expenses and other	—	—	—	Accrued expenses	—	—	0.1
Total		$2.0	$7.2	$4.4		$3.2	$2.6	$4.1

Derivatives Designated as Fair Value Hedges
Interest rate contracts	Prepaid expenses and other	$2.1	$2.1	$2.1	Accrued expenses	$1.7	$1.7	$1.5
Interest rate contracts	Other long-term assets	3.3	0.7	8.3	Other long-term liabilities	—	0.2	—
Total		$5.4	$2.8	$10.4		$1.7	$1.9	$1.5

Other Hedging Activity
Foreign exchange contracts	Prepaid expenses and other	$0.3	$1.2	$1.3	Accrued expenses	$0.3	$0.3	$1.0
Commodity contracts	Prepaid expenses and other	—	—	—	Accrued expenses	—	—	0.9
Total		$0.3	$1.2	$1.3		$0.3	$0.3	$1.9

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended July 1, 2017 and July 2, 2016 was:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)				Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)
	Three Months Ended		Six Months Ended			Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016		July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Interest rate contracts	$—	$—	$—	$—	Interest expense	$(0.2)	$(0.0)	$(0.5)	$(0.0)
Foreign exchange contracts	(2.4)	1.3	(4.9)	(3.0)	Cost of sales	1.1	0.1	2.1	2.7
Commodity contracts	—	0.0	—	0.0	Cost of sales	—	(0.2)	(0.0)	(0.4)
Total	$(2.4)	$1.3	$(4.9)	$(3.0)		$0.9	$(0.1)	$1.6	$2.3

Derivatives Designated as Fair Value Hedging Instruments	Location of Gain on Derivatives Recognized in Earnings	Amount of Gain on Derivatives Recognized in Earnings
		Three Months Ended		Six Months Ended
		July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Interest rate contracts	Interest expense	$0.5	$0.8	$1.1	$1.6

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Other Hedging Activity	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
		Three Months Ended		Six Months Ended
		July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Foreign exchange contracts	Cost of sales	$(3.0)	$(1.6)	$(6.9)	$(6.4)
Foreign exchange contracts	Other income, net	(0.3)	0.3	(1.0)	0.7
Commodity contracts	Cost of sales	—	0.3	—	0.2
Total		$(3.3)	$(1.0)	$(7.9)	$(5.5)

Fair Value of Other Financial Instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, accounts and notes receivable and short-term debt approximate their fair values because of the short maturity of these instruments. At July 1, 2017, December 31, 2016 and July 2, 2016, the fair value of the Company’s long-term debt was approximately $499.3 million, $498.5 million and $472.8 million, respectively, and was determined using Level 1 and Level 2 inputs described in Note 7 – Fair Value Measurements, in the Notes to Consolidated Financial Statements in the 2016 Form 10-K . The carrying value of long-term debt, including current maturities, was $443.1 million, $444.6 million and $447.3 million as of July 1, 2017, December 31, 2016 and July 2, 2016, respectively.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4 – Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of July 1, 2017:

(in millions)	Level 1	Level 2	Total
Assets:
Cash equivalents	$1.4	$—	$1.4
Short-term investments in marketable securities	0.8	—	0.8
Restricted cash	10.7	—	10.7
Derivatives	—	7.7	7.7
Total assets	$12.9	$7.7	$20.6

Liabilities:
Derivatives	$—	$5.2	$5.2
Deferred compensation	4.6	29.9	34.5
Total liabilities at fair value	$4.6	$35.1	$39.7
Liabilities measured at net asset value			11.3
Total liabilities			$51.0

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

(in millions)	Level 1	Level 2	Total
Assets:
Cash equivalents	$4.6	$14.3	$18.9
Short-term investments in marketable securities	0.8	35.0	35.8
Restricted cash	11.2	—	11.2
Derivatives	—	11.2	11.2
Total assets	$16.6	$60.5	$77.1

Liabilities:
Derivatives	$—	$4.8	$4.8
Deferred compensation	4.2	28.1	32.3
Total liabilities at fair value	$4.2	$32.9	$37.1
Liabilities measured at net asset value			11.6
Total liabilities			$48.7

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of July 2, 2016:

(in millions)	Level 1	Level 2	Total
Assets:
Cash equivalents	$101.0	$—	$101.0
Short-term investments in marketable securities	0.5	—	0.5
Restricted cash	12.7	—	12.7
Derivatives	—	16.1	16.1
Total assets	$114.2	$16.1	$130.3

Liabilities:
Derivatives	$—	$7.5	$7.5
Deferred compensation	3.7	36.8	40.5
Total liabilities at fair value	$3.7	$44.3	$48.0
Liabilities measured at net asset value			12.3
Total liabilities			$60.3

In addition to the items shown in the tables above, refer to Note 17 in the Notes to Consolidated Financial Statements in the 2016 Form 10-K for further discussion regarding the fair value measurements associated with the Company’s postretirement benefit plans.

Note 5 – Share-Based Compensation

Under the Brunswick Corporation 2014 Stock Incentive Plan, the Company may grant stock options, stock appreciation rights (SARs), non-vested stock awards and performance awards to executives, other employees and non-employee directors from treasury shares and from authorized, but unissued, shares of common stock, in addition to: (i) the forfeiture of past awards; (ii) shares not issued upon the net settlement of SARs; or (iii) shares delivered to or withheld by the Company to pay the withholding taxes related to awards. As of July 1, 2017, 5.4 million shares remained available for grant.

Non-vested stock awards

The Company grants both stock-settled and cash-settled non-vested stock units and awards to key employees as determined by management and the Human Resources and Compensation Committee of the Board of Directors. The Company did not grant stock awards during the three months ended July 1, 2017 or July 2, 2016. The Company granted 0.2 million and 0.3 million of stock awards during the six months ended July 1, 2017 and July 2, 2016, respectively. The Company recognizes the cost of non-vested stock units and awards on a straight-line basis over the requisite vesting period. Additionally, cash-settled non-vested stock units and awards are recorded as a liability on the balance sheet and adjusted to fair value each reporting period through stock compensation expense. During the three months and six months ended July 1, 2017, the Company charged $2.8 million and $5.6 million, respectively, and charged $2.9 million and $4.5 million during the three months and six months ended July 2, 2016, respectively, to compensation expense for non-vested stock awards.

As of July 1, 2017, there was $13.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. The Company expects this cost to be recognized over a weighted average period of 1.5 years.

Performance awards

In February of both 2017 and 2016, the Company granted 0.1 million performance shares to certain senior executives. The 2017 and 2016 share awards are based on three performance measures: a cash flow return on investment (CFROI) measure, an operating margin (OM) measure and a total shareholder return (TSR) modifier. Performance shares are earned based on a three-year performance period commencing at the beginning of the calendar year of each grant. The performance shares earned are then subject to a TSR modifier based on stock returns measured against stock returns of a predefined comparator group over a three-year performance period. Additionally, in February 2017 and 2016, the Company granted 26,300 and 38,690 performance shares,

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

respectively, to certain officers and certain senior managers based on the respective measures and performance periods described above but excluding the TSR modifier. During the three months and six months ended July 1, 2017, the Company charged $1.8 million and $3.1 million, respectively, and charged $1.8 million and $3.0 million for the three months and six months ended July 2, 2016, respectively, to compensation expense based on projections of probable attainment of the performance measures and the projected TSR modifier used to determine the performance awards.

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

As of July 1, 2017, the Company had $6.4 million of total unrecognized compensation cost related to performance awards. The Company expects this cost to be recognized over a weighted average period of 1.3 years.

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

Basic and diluted earnings per common share for the three months and six months ended July 1, 2017 and July 2, 2016 were calculated as follows:

	Three Months Ended		Six Months Ended
(in millions, except per share data)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net earnings from continuing operations	$119.4	$108.1	$184.3	$171.3
Net earnings (loss) from discontinued operations, net of tax	—	(0.0)	—	1.6
Net earnings	$119.4	$108.1	$184.3	$172.9

Weighted average outstanding shares-basic	89.8	91.5	90.0	91.6
Dilutive effect of common stock equivalents	0.8	0.8	0.8	1.0
Weighted average outstanding shares-diluted	90.6	92.3	90.8	92.6

Basic earnings (loss) per common share:
Continuing operations	$1.33	$1.18	$2.05	$1.87
Discontinued operations	—	(0.00)	—	0.02
Net earnings	$1.33	$1.18	$2.05	$1.89

Diluted earnings (loss) per common share:
Continuing operations	$1.32	$1.17	$2.03	$1.85
Discontinued operations	—	(0.00)	—	0.02
Net earnings	$1.32	$1.17	$2.03	$1.87

There were no anti-dilutive shares of SARs that were excluded from the computation of diluted earnings per share for the periods ended July 1, 2017 and July 2, 2016.

Note 7 – Commitments and Contingencies

On January 21, 2015, Cobalt Boats, LLC (Cobalt) filed a patent infringement lawsuit against the Company alleging that certain of the Company’s Sea Ray branded boats include a feature that infringes a Cobalt patent relating to a submersible swim step. On June 21, 2017, a jury in the US District Court in the Eastern District of Virginia returned a verdict in Cobalt’s favor in the amount of $2.7 million subject to adjustments and, at the discretion of the court, a potential award of exceptional damages (up to three times the award) and Cobalt’s attorney’s fees. The Company believes it has meritorious defenses, has filed post-trial motions and if necessary will pursue an appeal.

There were no other material changes during the three months and six months ended July 1, 2017 to the financial commitments or the legal and environmental commitments that were discussed in Note 13 in the Notes to Consolidated Financial Statements in the 2016 Form 10-K.

Product Warranties

The Company records a liability for product warranties at the time revenue is recognized. The liability is estimated using historical warranty experience, projected claim rates and expected costs per claim. The Company adjusts its liability for specific warranty matters when they become known and the exposure can be estimated. Product failure rates as well as material usage and labor costs incurred in correcting a product failure affect the Company's warranty liabilities. If actual costs or projected experience differ from estimated costs, the Company must make a revision to the warranty liability. Changes in the Company's warranty

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

liabilities resulting from the Company's experience and adjustments related to changes in estimates are included as Aggregate changes for preexisting warranties presented in the table below.

The following activity related to product warranty liabilities was recorded in Accrued expenses during the six months ended July 1, 2017 and July 2, 2016:

(in millions)	July 1, 2017	July 2, 2016
Balance at beginning of period	$112.6	$106.3
Payments made	(34.1)	(28.4)
Provisions/additions for contracts issued/sold	38.0	34.7
Aggregate changes for preexisting warranties	(0.3)	(5.9)
Foreign currency translation	1.0	0.8
Acquisitions	—	6.4
Other	(1.7)	—
Balance at end of period	$115.5	$113.9

Additionally, end users of the Company's products may purchase a contract from the Company that extends product warranty beyond the standard period. For certain extended warranty contracts in which the Company retains the warranty or administration obligation, a deferred revenue liability is recorded based on the aggregate sales price for contracts sold. The liability is reduced and revenue is recognized on a straight-line basis over the contract period during which costs corresponding costs are expected to be incurred.

The following activity related to deferred revenue for extended product warranty contracts was recorded in Accrued expenses and Other long-term liabilities during the six months ended July 1, 2017 and July 2, 2016:

(in millions)	July 1, 2017	July 2, 2016
Balance at beginning of period	$90.6	$78.3
Extended warranty contracts sold	26.0	19.5
Revenue recognized on existing extended warranty contracts	(14.5)	(13.7)
Foreign currency translation	0.3	0.2
Acquisitions	—	2.0
Balance at end of period	$102.4	$86.3

Note 8 – Goodwill and Other Intangibles

Changes in the Company's goodwill during the six months ended July 1, 2017, by segment, are summarized below:

(in millions)	December 31, 2016	Acquisitions	Impairments	Adjustments	July 1, 2017
Marine Engine	$25.1	$—	$—	$0.8	$25.9
Boat	2.2	—	—	—	2.2
Fitness	386.5	—	—	3.0	389.5
Total	$413.8	$—	$—	$3.8	$417.6

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Changes in the Company's goodwill during the six months ended July 2, 2016, by segment, are summarized below:

(in millions)	December 31, 2015	Acquisitions	Impairments	Adjustments	July 2, 2016
Marine Engine	$26.2	$—	$—	$(0.1)	$26.1
Boat	—	12.2	—	—	12.2
Fitness	272.5	82.6	—	(0.3)	354.8
Total	$298.7	$94.8	$—	$(0.4)	$393.1

Adjustments for the six months ended July 1, 2017 and July 2, 2016 primarily relate to the effect of foreign currency translation on goodwill denominated in currencies other than the U.S. dollar.

As of July 1, 2017, December 31, 2016 and July 2, 2016, the Company had no accumulated impairment loss.

The Company's intangible assets, included within Other intangibles, net on the Condensed Consolidated Balance Sheets as of July 1, 2017, December 31, 2016 and July 2, 2016, are summarized below:

	July 1, 2017		December 31, 2016		July 2, 2016
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Customer relationships	$301.2	$(234.6)	$300.1	$(231.1)	$281.8	$(228.3)
Trade names	88.3	—	88.1	—	76.1	—
Other	22.3	(15.5)	22.4	(14.7)	19.4	(14.0)
Total	$411.8	$(250.1)	$410.6	$(245.8)	$377.3	$(242.3)

Other intangible assets primarily consist of patents. Gross amounts and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation. Aggregate amortization expense for intangibles was $2.1 million and $4.1 million for the three months and six months ended July 1, 2017, respectively. Aggregate amortization expense for intangibles was $1.6 million and $3.0 million for the three months and six months ended July 2, 2016, respectively.

Note 9 – Segment Data

Operating Segments

The following table sets forth net sales and operating earnings (loss) of each of the Company's reportable segments, for the three months and six months ended July 1, 2017 and July 2, 2016:

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Net Sales				Operating Earnings (Loss)
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
(in millions)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Marine Engine	$766.2	$719.7	$1,398.0	$1,315.2	$148.2	$139.0	$236.7	$217.3
Boat	412.1	368.1	794.8	704.9	24.7	22.7	27.9	39.1
Marine eliminations	(76.8)	(75.4)	(166.6)	(155.7)	—	—	—	—
Total Marine	1,101.5	1,012.4	2,026.2	1,864.4	172.9	161.7	264.6	256.4
Fitness	250.5	229.8	486.1	448.1	18.5	24.1	36.8	44.2
Pension costs	—	—	—	—	(2.4)	(3.7)	(4.7)	(7.4)
Corporate/Other	—	—	—	—	(20.4)	(20.2)	(39.1)	(35.3)
Total	$1,352.0	$1,242.2	$2,512.3	$2,312.5	$168.6	$161.9	$257.6	$257.9

The following table sets forth total assets of each of the Company's reportable segments:

	Total Assets
(in millions)	July 1, 2017	Dec. 31, 2016	July 2, 2016
Marine Engine	$1,220.2	$1,079.5	$1,090.2
Boat	433.8	425.2	397.9
Total Marine	1,654.0	1,504.7	1,488.1
Fitness	951.3	947.5	838.6
Corporate/Other	778.4	832.5	916.9
Total	$3,383.7	$3,284.7	$3,243.6

As of July 1, 2017, December 31, 2016 and July 2, 2016, the Company had $6.3 million, $13.2 million and $14.2 million, respectively, of net assets classified as held-for-sale within Net property in the Condensed Consolidated Balance Sheets.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 10 – Comprehensive Income

Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets includes prior service costs and credits and net actuarial gains and losses for defined benefit plans; foreign currency cumulative translation adjustments; and unrealized derivative gains and losses, all net of tax. Changes in the components of Accumulated other comprehensive loss, all net of tax, for the three months and six months ended July 1, 2017 and July 2, 2016 were as follows:

	Three Months Ended		Six Months Ended
(in millions)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net earnings	$119.4	$108.1	$184.3	$172.9
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	4.0	(0.9)	11.4	9.5
Net change in unamortized prior service credits	(0.1)	(0.1)	(0.2)	(0.2)
Net change in unamortized actuarial losses	2.1	2.7	4.2	5.2
Net change in unrealized derivative losses	(2.3)	0.9	(4.5)	(3.7)
Total other comprehensive income	3.7	2.6	10.9	10.8
Comprehensive income	$123.1	$110.7	$195.2	$183.7

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the three months ended July 1, 2017:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Net derivative losses	Total
Beginning balance	$(44.5)	$(5.2)	$(369.9)	$(7.8)	$(427.4)
Other comprehensive income (loss) before reclassifications (A)	4.0	—	(0.1)	(1.6)	2.3
Amounts reclassified from Accumulated other comprehensive loss (B)	—	(0.1)	2.2	(0.7)	1.4
Net current-period other comprehensive income (loss)	4.0	(0.1)	2.1	(2.3)	3.7
Ending balance	$(40.5)	$(5.3)	$(367.8)	$(10.1)	$(423.7)

(A) The tax effects for the three months ended July 1, 2017 were $(1.6) million for foreign currency translation, $0.1 million for net actuarial losses arising during the period and $0.8 million for derivatives.
(B) See the table below for the tax effects for the three months ended July 1, 2017.

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the six months ended July 1, 2017:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Net derivative losses	Total
Beginning balance	$(51.9)	$(5.1)	$(372.0)	$(5.6)	$(434.6)
Other comprehensive income (loss) before reclassifications (A)	11.4	—	(0.2)	(3.3)	7.9
Amounts reclassified from Accumulated other comprehensive loss (B)	—	(0.2)	4.4	(1.2)	3.0
Net current-period other comprehensive income (loss)	11.4	(0.2)	4.2	(4.5)	10.9
Ending balance	$(40.5)	$(5.3)	$(367.8)	$(10.1)	$(423.7)

(A) The tax effects for the six months ended July 1, 2017 were $(3.2) million for foreign currency translation, $0.2 million for net actuarial losses arising during the period and $1.6 million for derivatives.
(B) See the table below for the tax effects for the six months ended July 1, 2017.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents reclassification adjustments out of Accumulated other comprehensive loss during the three months and six months ended July 1, 2017 and July 2, 2016:

(in millions)	Three Months Ended		Six Months Ended
Details about Accumulated other comprehensive income (loss) components	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016	Affected line item in the statement where net income is presented
Amortization of defined benefit items:
Prior service credits	$0.2	$0.1	$0.4	$0.3	(A)
Net actuarial losses	(3.6)	(4.3)	(7.2)	(8.7)	(A)
	(3.4)	(4.2)	(6.8)	(8.4)	Total before tax
	1.3	1.6	2.6	2.9	Tax benefit
	$(2.1)	$(2.6)	$(4.2)	$(5.5)	Net of tax

Amount of gain (loss) reclassified into earnings on derivative contracts:
Interest rate contracts	$(0.2)	$—	$(0.5)	$0.0	Interest expense
Foreign exchange contracts	1.1	0.1	2.1	2.7	Cost of sales
Commodity contracts	—	(0.2)	(0.0)	(0.4)	Cost of sales
	0.9	(0.1)	1.6	2.3	Total before tax
	(0.2)	0.1	(0.4)	(0.6)	Tax (provision) benefit
	$0.7	$(0.0)	$1.2	$1.7	Net of tax

(A) These Accumulated other comprehensive loss components are included in the computation of net pension and other benefit costs. See Note 12 – Postretirement Benefits for additional details.

Note 11 – Income Taxes

The Company recognized an income tax provision from continuing operations for the three months and six months ended July 1, 2017 of $47.1 million and $69.1 million, respectively, and included a net tax benefit of $2.3 million and $7.6 million respectively, associated with the net excess tax benefits related to share-based compensation which was recognized as an income tax benefit in accordance with recent changes in accounting guidance. The Company recognized an income tax provision from continuing operations for the three months and six months ended July 2, 2016 of $48.1 million and $76.3 million. The effective tax rate from continuing operations, which is calculated as the income tax provision as a percentage of pre-tax income, for the three months and six months ended July 1, 2017 was 28.3 percent and 27.3 percent, respectively. The effective tax rate from continuing operations for both the three months and six months ended July 2, 2016 was 30.8 percent.

No deferred income taxes have been provided as of July 1, 2017, December 31, 2016 or July 2, 2016 on the applicable undistributed earnings of the non-U.S. subsidiaries where the indefinite reinvestment assertion has been applied. If at some future date these earnings cease to be indefinitely reinvested and are repatriated, the Company may be subject to additional U.S. income taxes and foreign withholding and other taxes on such amounts. The Company continues to provide deferred taxes, as required, on the undistributed net earnings of foreign subsidiaries and unconsolidated affiliates that are not deemed to be indefinitely reinvested in operations outside the United States.

As of July 1, 2017, December 31, 2016 and July 2, 2016, the Company had $3.5 million, $3.5 million and $5.5 million of gross unrecognized tax benefits, including interest, respectively.  The Company believes it is reasonably possible that the total amount of gross unrecognized tax benefits as of July 1, 2017 could decrease by approximately $1.4 million in the next 12 months due to settlements with taxing authorities or lapses in the applicable statute of limitations.  Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be significant changes in the amount of unrecognized tax benefits in 2017, but the amount cannot be estimated.

The Company is regularly audited by federal, state and foreign tax authorities. The Internal Revenue Service (IRS) has completed its field examination and has issued its Revenue Agents Report through the 2012 tax year and all open issues have been resolved. The Company is currently open to tax examinations by the IRS for the 2013 through 2015 tax years. The 2014 tax year

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Pension and other postretirement benefit costs included the following components for the three months and six months ended July 1, 2017 and July 2, 2016:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
(in millions)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Interest cost	$7.1	$9.0	$14.2	$17.9	$0.4	$0.4	$0.7	$0.7
Expected return on plan assets	(8.3)	(9.6)	(16.7)	(19.2)	—	—	—	—
Amortization of prior service credits	—	—	—	—	(0.2)	(0.1)	(0.4)	(0.3)
Amortization of net actuarial losses	3.6	4.3	7.2	8.7	—	—	—	—
Net pension and other benefit costs	$2.4	$3.7	$4.7	$7.4	$0.2	$0.3	$0.3	$0.4

Portions of Net pension and other benefit costs are recorded in Cost of sales as well as Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income.

Employer Contributions and Benefit Payments. During the six months ended July 1, 2017 and July 2, 2016, the Company contributed $40.0 million and $35.0 million, respectively, to its qualified pension plans. Company contributions are subject to change based on funding regulations and Company discretion. During the six months ended July 1, 2017 and July 2, 2016, the Company contributed $2.1 million and $1.8 million, respectively, to fund benefit payments to its nonqualified pension plan.

Note 13 – Debt

There was no significant activity in Long-term debt during the six months ended July 1, 2017 and July 2, 2016. See Note 16 in the Notes to Consolidated Financial Statements in the 2016 Form 10-K for details regarding the Company's debt.

In June 2016, the Company entered into an Amended and Restated Credit Agreement (Credit Facility). The Credit Facility amends and restates the Company's existing credit agreement, dated as of March 2011, as amended and restated as of June 2014. The Credit Facility provides for $300 million of borrowing capacity and is in effect through June 2021. No borrowings were outstanding as of or during the six months ended July 1, 2017, and available borrowing capacity totaled $295.7 million, net of $4.3 million of letters of credit outstanding under the Credit Facility. As of July 1, 2017, the Company was in compliance with the financial covenants in the Credit Facility. See Note 16 in the Notes to Consolidated Financial Statements in the 2016 Form 10-K for details regarding the Company's Credit Facility.

Note 14 – Subsequent Events

On July 18, 2017, the Company's Board of Directors declared a quarterly dividend on its common stock of $0.165 per share. The dividend will be payable September 15, 2017 to shareholders of record as of August 22, 2017.

On July 19, 2017, the Company signed an agreement to acquire Lankhorst Taselaar B.V., a leading marine parts and accessories distribution company based in the Netherlands and Germany. The acquisition will augment the marine parts and accessories businesses through a broader product line and an expanded distribution network. Lankhorst Taselaar will be managed as part of the Company's Marine Engine segment.

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

Overview and Outlook

General

Net sales increased 9 percent during the second quarter of 2017 when compared with the second quarter of 2016. Excluding the impact of acquisitions, net sales increased 7 percent over the comparative period. Marine Engine segment net sales increased due to strong growth in outboard engines and solid growth in the marine parts and accessories businesses, partially offset by declines in sterndrive engines. Boat segment net sales increased due to strong growth across all three primary boat categories. Fitness segment net sales increased, reflecting overall growth in international markets which included benefits from the Indoor Cycling Group GmbH (ICG) acquisition. International net sales for the Company increased 12 percent in the second quarter of 2017 on a GAAP basis when compared with the second quarter of 2016. Excluding acquisitions, international sales increased 8 percent, driven by increases in Asia-Pacific, Latin America, Canada and Europe.

Net sales during the first six months of 2017 increased 9 percent on a GAAP basis and 7 percent excluding the impact of acquisitions when compared with the same prior year period. The increases reflect the same factors as the quarterly period above. International net sales increased 11 percent on a GAAP basis and increased 7 percent when excluding the impact of acquisitions. Increases were mainly driven by Asia-Pacific, Latin America, Europe and Canada.

Operating earnings in the second quarter of 2017 were $168.6 million with an operating margin of 12.5 percent, which included restructuring, exit and integration charges of $5.7 million. In the second quarter of 2016, the Company reported operating earnings of $161.9 million with an operating margin of 13.0 percent, which included restructuring, exit and integration charges of $2.6 million. The increase in operating earnings reflected benefits from higher net sales, net favorable cost efficiencies and strong discipline over operating expenses. These items were partially offset by a number of factors in the Fitness segment, including unfavorable changes in sales mix, as well as unfavorable warranty adjustments and legal costs in the fiberglass sterndrive/inboard boat business, unfavorable impacts of foreign exchange and increased restructuring, exit and integration charges.

Operating earnings in the first half of 2017 were $257.6 million with an operating margin of 10.3 percent, which included restructuring, exit and integration charges of $20.9 million. In the first half of 2016, the Company reported operating earnings of $257.9 million, which included restructuring, exit and integration charges of $6.4 million. The slight decline in operating earnings was due to the same factors described in the quarterly period above, except restructuring, exit and integration charges had a much greater unfavorable impact.

The Company continues to expect that 2017 will be another year of outstanding earnings growth with excellent cash flow generation. The Company is targeting approximately 7 percent to 8 percent net sales growth when compared with 2016. The Company's plan reflects the continuation of solid marine market growth in the U.S. and international markets and the success of new products, which will result in growth in average selling prices and market share gains. The Fitness segment is expected to benefit from overall growth in commercial fitness markets and contributions from new products, particularly in the second half of 2017. Acquisitions are estimated to account for approximately one percentage point of the growth rate in 2017, reflecting the impact of completed transactions in 2016.

The Company expects to have increased revenue and a slight improvement in operating margin levels in 2017 including benefits from volume leverage and cost reductions, including efficiency improvements. The Company anticipates a slight decline in gross margin levels in 2017 with gross margin trends improving over the second half of the year. The Company projects operating expenses, including research and development expenses, to be higher in 2017 when compared with 2016 as the Company continues to increase investment spending to support growth including new products, productivity initiatives and information technology. Operating expenses are projected to be slightly lower on a percentage of sales basis in 2017 versus 2016.

The Company is planning for its effective tax rate in 2017 to be approximately 28 percent on a GAAP basis and 29 percent as adjusted to exclude the impact of restructuring, exit and integration charges and special tax items. Effective tax rates are based on existing tax law and the adoption of recent accounting guidance related to net excess tax benefits or deficiencies resulting from share-based compensation activity.

Matters Affecting Comparability

Certain events have occurred during the three months and six months ended July 1, 2017 and July 2, 2016 which the Company believes affect the comparability of the results of operations. The tables below summarize the impact of changes in currency exchange rates as well as the impact of recent acquisitions on the Company's net sales:

	Three Months Ended
	Net Sales		2017 vs. 2016
(in millions)	July 1, 2017	July 2, 2016	GAAP	Constant Currency	Acquisition Contribution
Marine Engine	$766.2	$719.7	6.5%	7.1%	0.9%
Boat	412.1	368.1	12.0%	12.4%	1.5%
Marine eliminations	(76.8)	(75.4)
Total Marine	1,101.5	1,012.4	8.8%	9.4%	1.2%

Fitness	250.5	229.8	9.0%	9.9%	4.0%
Total	$1,352.0	$1,242.2	8.8%	9.5%	1.7%

	Six Months Ended
	Net Sales		2017 vs. 2016
(in millions)	July 1, 2017	July 2, 2016	GAAP	Constant Currency	Acquisition Contribution
Marine Engine	$1,398.0	$1,315.2	6.3%	6.6%	1.0%
Boat	794.8	704.9	12.8%	13.0%	1.3%
Marine eliminations	(166.6)	(155.7)
Total Marine	2,026.2	1,864.4	8.7%	9.0%	1.2%

Fitness	486.1	448.1	8.5%	9.2%	5.7%
Total	$2,512.3	$2,312.5	8.6%	9.0%	2.1%

Changes in Foreign Currency Rates. Percentage changes in net sales expressed in constant currency are presented to reflect the impact that changes in currency exchange rates had on comparisons of net sales. To determine this information, 2017 net sales transacted in currencies other than U.S. dollars have been translated to U.S. dollars using the average exchange rates from 2016 that were in effect during the comparative period. The percentage change in net sales expressed on a constant currency basis better reflects the changes in the underlying business trends, excluding the impact of translation arising from foreign currency exchange rate fluctuations. Approximately 20 percent of the Company's annual net sales are transacted in a currency other than the U.S. dollar. The Company's most material exposures include sales in Euros, Canadian dollars, Australian dollars, Brazilian reais and British pounds.

Additionally, foreign exchange negatively affected operating earnings comparisons by approximately $4 million in the second quarter of 2017 when compared with the second quarter of 2016. During the first six months of 2016, operating earnings comparisons were negatively affected by foreign exchange by approximately $5 million when compared with the same prior year period. These estimates include the impact of translation on all sales and costs transacted in a currency other than the U.S. dollar, the impact of hedging activities and pricing actions in certain international markets in response to changes in the value of the U.S. dollar.

Acquisitions. The Company completed acquisitions throughout 2016 that affect the comparability of net sales. The Company acquired Cybex International, Inc. (Cybex), Thunder Jet Boats, Inc. (Thunder Jet), ICG and Payne's Marine Group (Payne's) in the first, second, third and fourth quarters of 2016, respectively. Refer to Note 4 in the Notes to Consolidated Financial Statements in the 2016 Form 10-K for further details on 2016 acquisitions.

Restructuring, exit and integration charges. The Company recorded restructuring, exit and integration charges of $5.7 million and $20.9 million in the three months and six months ended July 1, 2017, respectively, compared with $2.6 million and $6.4 million of charges recorded in the three months and six months ended July 2, 2016, respectively. Refer to Note 2 – Restructuring, Exit and Integration Activities for further information. The Company anticipates it will incur restructuring, exit and integration charges of approximately $26 to $28 million for the full year.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended:

	Three Months Ended		2017 vs. 2016		Six Months Ended		2017 vs. 2016
(in millions, except per share data)	July 1, 2017	July 2, 2016	$ Change	% Change	July 1, 2017	July 2, 2016	$ Change	% Change
Net sales	$1,352.0	$1,242.2	$109.8	8.8%	$2,512.3	$2,312.5	$199.8	8.6%
Gross margin (A)	368.9	353.3	15.6	4.4%	669.0	635.4	33.6	5.3%
Restructuring, exit and integration charges	5.7	2.6	3.1	NM	20.9	6.4	14.5	NM
Operating earnings	168.6	161.9	6.7	4.1%	257.6	257.9	(0.3)	(0.1)%
Net earnings from continuing operations	119.4	108.1	11.3	10.5%	184.3	171.3	13.0	7.6%

Diluted earnings per common share from continuing operations	$1.32	$1.17	$0.15	12.8%	$2.03	$1.85	$0.18	9.7%

Expressed as a percentage of Net sales:
Gross margin	27.3%	28.4%		(110) bpts	26.6%	27.5%		(90) bpts
Selling, general and administrative expense	11.7%	12.4%		(70) bpts	12.6%	13.0%		(40) bpts
Research and development expense	2.7%	2.8%		(10) bpts	2.9%	3.0%		(10) bpts
Restructuring, exit and integration charges	0.4%	0.2%		20 bpts	0.8%	0.3%		50 bpts
Operating margin	12.5%	13.0%		(50) bpts	10.3%	11.2%		(90) bpts
__________

NM = not meaningful
bpts = basis points

(A)	Gross margin is defined as Net sales less Cost of sales as presented in the Condensed Consolidated Statements of Comprehensive Income.

Net sales increased during the second quarter of 2017 when compared with the second quarter of 2016. Marine Engine segment net sales increased due to strong growth in outboard engines and solid growth in marine parts and accessories businesses. Outboard engines benefited from a favorable retail environment, particularly for higher horsepower engines, and continued benefits from market share gains. The marine parts and accessories businesses benefited from a recent acquisition and new product launches, as well as the successful execution of the Company's international growth strategy. Net sales of sterndrive engines declined, reflecting unfavorable demand trends. Boat segment net sales increased due to strong growth across all three primary boat categories and benefited from higher average selling prices and increases in wholesale unit shipments. Fitness segment net sales increased, reflecting the benefit of overall growth in international markets, including the ICG acquisition. Fitness revenues in the U.S. were up slightly, reflecting improved commercial demand and benefits from acquisitions. International net sales for the Company increased 12 percent in the second quarter of 2017 on a GAAP basis when compared with the second quarter of 2016. Excluding acquisitions, international sales increased 8 percent, driven by increases in Asia-Pacific, Latin America, Canada and Europe.

Net sales during the first six months of 2017 increased 9 percent on a GAAP basis and 7 percent excluding the impact of acquisitions when compared with the same prior year period. The increases reflect the same factors as the quarterly period above, except wholesale unit shipments showed stronger growth. International net sales increased 11 percent on a GAAP basis and increased 7 percent when excluding the impact of acquisitions. Increases were mainly driven by Asia-Pacific, Latin America, Europe and Canada.

Gross margin percentage was down in the second quarter of 2017 when compared with the same prior year period. A majority of the decline resulted from a number of factors in the Fitness segment, including unfavorable changes in sales mix, as well as unfavorable warranty adjustments in the fiberglass sterndrive/inboard boat business. In the first six months of 2017, gross margin percentage declined due to the same factors described above as well as changes in mix between segments.

Selling, general and administrative expenses increased overall but decreased as a percentage of net sales during both the second quarter and first six months of 2017, while Research and development remained relatively flat as a percentage of sales in both the second quarter and first six months of 2017. Both line items reflect increased funding to support investments in new products and growth initiatives. Additionally, legal costs in the fiberglass sterndrive/inboard boat business increased during the first and second quarters when compared with the same prior year periods.

The Company recorded restructuring, exit and integration charges of $5.7 million and $20.9 million during the three months and six months ended July 1, 2017, respectively, and recorded $2.6 million and $6.4 million of charges during the three months and six months ended July 2, 2016, respectively. Refer to Note 2 – Restructuring, Exit and Integration Activities for further information.

The Company recorded Equity earnings of $1.4 million and $3.7 million in the three months and six months ended July 1, 2017, respectively, which were mainly related to the Company's marine joint ventures. This compares with Equity earnings of $1.0 million and $1.8 million recorded in the three months and six months ended July 2, 2016, respectively. The Company recognized $2.8 million and $4.5 million in Other income (expense), net in the three months and six months ended July 1, 2017, respectively. This compares with $(0.1) million and $0.9 million recognized in Other income (expense), net in the three months and six months ended July 2, 2016, respectively. Other income (expense), net primarily includes the amortization of deferred income related to a trademark licensing agreement with AMF Bowling Centers, Inc. as discussed in Note 2 in the Notes to Consolidated Financial Statements in the 2016 Form 10-K as well as gains and losses on the remeasurement of foreign currencies.

Net interest expense was down for the three months and six months ended July 1, 2017 when compared with the same prior year period.

The Company recognized an income tax provision from continuing operations for the three months and six months ended July 1, 2017 of $47.1 million and $69.1 million, respectively, and included a net tax benefit of $2.3 million and $7.6 million respectively, associated with the net excess tax benefits related to share-based compensation which was recognized as an income tax benefit in accordance with recent changes in accounting guidance. The Company recognized an income tax provision from continuing operations for the three months and six months ended July 2, 2016 of $48.1 million and $76.3 million. The effective tax rate from continuing operations, which is calculated as the income tax provision as a percentage of pre-tax income, for the three months and six months ended July 1, 2017 was 28.3 percent and 27.3 percent, respectively. The effective tax rate from continuing operations for both the three months and six months ended July 2, 2016 was 30.8 percent.

Due to the factors described in the preceding paragraphs, Operating earnings, Net earnings from continuing operations and Diluted earnings per common share from continuing operations increased during the second quarter of 2017 as well as the first six months of 2017 when compared with the same prior year periods, except operating earnings decreased slightly during the six month comparative period. The increases in Diluted earnings per common share from continuing operations also included the impact of common stock repurchases on shares outstanding.

Diluted earnings from continuing operations per common share, as adjusted to exclude the earnings per share impact for restructuring, exit and integration charges and special tax items - increased by $0.16 per share, or 13 percent, to $1.35 per share in the second quarter of 2017 when compared with $1.19 per share for the same period in 2016. The increase in diluted earnings per share from continuing operations, as adjusted, is due to the factors discussed in the preceding paragraphs. In the second quarters of 2017 and 2016, restructuring, exit and integration charges from continuing operations were $0.03 per share and $0.02 per share, respectively.

In the first six months of 2017, Diluted earnings from continuing operations per common share, as adjusted, increased by $0.30 per share, or 16 percent, to $2.19 per share when compared with $1.89 per share for the same prior year period. The increase in diluted earnings per share from continuing operations, as adjusted, is due to the factors discussed in the preceding paragraphs.

In the first six months of 2017, restructuring, exit and integration charges were $0.17 per share and special tax items were a net benefit of $0.01 per share. In the first six months of 2016, restructuring, exit and integration charges were $0.04 per share.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the three months and six months ended:

	Three Months Ended		2017 vs. 2016		Six Months Ended		2017 vs. 2016
(in millions)	July 1, 2017	July 2, 2016	$ Change	% Change	July 1, 2017	July 2, 2016	$ Change	% Change
Net sales	$766.2	$719.7	$46.5	6.5%	$1,398.0	$1,315.2	$82.8	6.3%
Operating earnings	148.2	139.0	9.2	6.6%	236.7	217.3	19.4	8.9%
Operating margin	19.3%	19.3%		0 bpts	16.9%	16.5%		40 bpts
__________

bpts = basis points

Net sales for the Marine Engine segment increased due to strong growth in outboard engines, particularly in higher horsepower engines, and solid growth in the marine parts and accessories businesses. Outboard engines benefited from a favorable retail environment, particularly for higher horsepower engines, and continued benefits from market share gains. The marine parts and accessories businesses benefited from a recent acquisition and new product launches, as well as the successful execution of the Company's international growth strategy. Partially offsetting these factors was a decrease in sterndrive engine net sales due to the continuing shift to outboards and unfavorable global retail demand trends. The acquisition of Payne's accounted for one percentage point of the Marine Engine segment's overall revenue growth rate in the second quarter of 2017. International net sales were 28 percent of the segment's net sales in the second quarter of 2017, and increased 11 percent from the prior year on a GAAP basis. On a constant currency basis and excluding acquisitions, international net sales increased 10 percent, which included increases in Europe, Asia-Pacific, Canada and Latin America.

Net sales for the Marine Engine segment increased in the first six months of 2017 when compared with the same prior year period due to the same factors described in the quarterly period above. International net sales were 29 percent of the segment's net sales in the first half of 2017, and increased 10 percent from the prior year on a GAAP basis. On a constant currency basis and excluding acquisitions, international net sales increased 8 percent, which primarily included increases in Europe, Asia-Pacific, Latin-America and Canada.

Marine Engine segment operating earnings increased in the second quarter and first half of 2017 when compared with the same prior year period as a result of higher net sales and improved cost efficiencies, partially offset by the unfavorable effects of foreign exchange and planned increases in growth related investments.

Boat Segment

The following table sets forth Boat segment results for the three months and six months ended:

	Three Months Ended		2017 vs. 2016		Six Months Ended		2017 vs. 2016
(in millions)	July 1, 2017	July 2, 2016	$ Change	% Change	July 1, 2017	July 2, 2016	$ Change	% Change
Net sales	$412.1	$368.1	$44.0	12.0%	$794.8	$704.9	$89.9	12.8%
Restructuring, exit and integration charges	1.2	—	1.2	NM	11.6	—	11.6	NM
Operating earnings	24.7	22.7	2.0	8.8%	27.9	39.1	(11.2)	(28.6)%
Operating margin	6.0%	6.2%		(20) bpts	3.5%	5.5%		(200) bpts
__________

NM = not meaningful
bpts = basis points

Boat segment net sales increased in the second quarter of 2017 when compared with the second quarter of 2016 due to strong growth across all three primary boat categories. Sales benefited from higher average selling prices as consumers continue to migrate to boats with more content and higher horsepower engines. The increase was more pronounced as growth in the fiberglass categories, including benefits from new products, outpaced aluminum which continued to have an increased weighting toward value-oriented models. The segment also benefited from increased wholesale unit demand. The acquisition of Thunder Jet accounted for 2 percentage points of the Boat segment's overall revenue growth rate in the second quarter of 2017. International net sales were 27 percent of the segment's net sales in the second quarter of 2017, and increased 11 percent from the prior year on both a GAAP basis and on a constant currency basis excluding acquisitions. Sales increases in Canada, Europe and Latin America were partially offset by declines in Africa and the Middle East and Asia-Pacific.

Boat segment net sales increased in the first six months of 2017 when compared with the same prior year period due to the same factors described in the quarterly period above, except wholesale unit shipments showed stronger growth and the acquisition of Thunder Jet accounted for one percentage point of the Boat segment's overall revenue growth rate. International net sales were 26 percent of the segment's net sales in the first half of 2017, and increased 10 percent from the prior year on a GAAP basis. On a constant currency basis and excluding acquisitions, international net sales increased 9 percent as increases in Canada, Europe and Latin America were partially offset by declines in Africa and the Middle East and Asia-Pacific.

Boat segment operating earnings increased in the second quarter of 2017 when compared with the second quarter of 2016. Higher sales were partially offset by unfavorable warranty adjustments related to larger boats and litigation costs in the fiberglass sterndrive/inboard boats business.

Boat segment operating earnings decreased in the first six months of 2017 compared with 2016 due to the same factors discussed for the quarterly period above as well as higher restructuring, exit and integration charges and operating losses mostly associated with the closure of the manufacturing facility in Brazil, as well as unfavorable changes in sales mix and higher commodity costs that affected our aluminum boat business.

Fitness Segment

The following table sets forth Fitness segment results for the three months and six months ended:

	Three Months Ended		2017 vs. 2016		Six Months Ended		2017 vs. 2016
(in millions)	July 1, 2017	July 2, 2016	$ Change	% Change	July 1, 2017	July 2, 2016	$ Change	% Change
Net sales	$250.5	$229.8	$20.7	9.0%	$486.1	$448.1	$38.0	8.5%
Restructuring, exit and integration charges	4.5	2.6	1.9	73.1%	6.9	6.4	0.5	7.8%
Operating earnings	18.5	24.1	(5.6)	(23.2)%	36.8	44.2	(7.4)	(16.7)%
Operating margin	7.4%	10.5%		(310) bpts	7.6%	9.9%		(230) bpts
__________

bpts = basis points

Fitness segment net sales increased, reflecting the benefit of overall growth in international markets and the ICG acquisition, which contributed 4 percent to the segment's growth rate in the quarter. Fitness revenues in the U.S. were up slightly, excluding the impact of acquisitions, reflecting improved commercial demand led by growth in sales to franchise club customers. International net sales were 48 percent of the segment's net sales in the second quarter of 2017 and increased 17 percent compared with the same prior year period on a GAAP basis. On a constant currency basis and excluding acquisitions, the segment's international net sales increased 12 percent when compared with the same prior year period as a result of growth in all international regions, particularly Asia-Pacific.

Fitness segment net sales increased in the first six months of 2017 when compared with the same prior year period due to the same factors described in the quarterly period above, except net sales decreased slightly in the U.S. The ICG and Cybex acquisitions accounted for 6 percentage points of the segment's overall revenue growth rate. International net sales were 47 percent of the segment's net sales in the first six months of 2017 and increased 14 percent compared with the same prior year period on a GAAP basis. On a constant currency basis and excluding acquisitions, the segment's international net sales increased 8 percent in the first six months of 2017 as a result of the same factors described in the quarterly period above, except net sales declined in Canada.

Fitness segment operating earnings decreased in the second quarter as well as the first six months of 2017, reflecting the negative impact of changes in sales mix; planned costs associated with capacity expansions, new product introductions and manufacturing facility transitions; the net unfavorable impacts of non-recurring adjustments in both 2017 and 2016; as well as unfavorable impacts of foreign exchange. The non-recurring items related to an unfavorable liability adjustment in 2017 and the favorable resolution of a claim in 2016. These factors more than offset contributions from higher sales, benefits from the ICG acquisition and cost reduction actions, including acquisition synergies.

Corporate/Other

The following table sets forth Corporate/Other results for the three months and six months ended:

	Three Months Ended		2017 vs. 2016		Six Months Ended		2017 vs. 2016
(in millions)	July 1, 2017	July 2, 2016	$ Change	% Change	July 1, 2017	July 2, 2016	$ Change	% Change
Restructuring, exit and integration charges	$—	$—	$—	NM	$2.4	$—	$2.4	NM
Operating loss	(20.4)	(20.2)	(0.2)	(1.0)%	(39.1)	(35.3)	(3.8)	(10.8)%
__________

NM = not meaningful

Corporate operating expenses were flat in the second quarter and higher during the first half of 2017 when compared with the same prior year period, with the increase in the year-to-date period primarily due to increased restructuring, exit and integration charges recorded in the first quarter.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the six months ended:

(in millions)	July 1, 2017	July 2, 2016
Net cash provided by operating activities of continuing operations	$171.8	$221.3
Net cash provided by (used for):
Capital expenditures	(107.9)	(90.0)
Proceeds from the sale of property, plant and equipment	7.8	1.6
Effect of exchange rate changes	4.5	5.6
Total free cash flow from continuing operations (A)	$76.2	$138.5
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

Brunswick’s major sources of funds for investments, acquisitions, dividend payments and share repurchase programs are cash generated from operating activities, available cash and marketable securities balances and potential borrowings. The Company evaluates potential acquisitions, divestitures and joint ventures in the ordinary course of business.

2017 Cash Flow

In the first six months of 2017, net cash provided by operating activities of continuing operations totaled $171.8 million. The primary driver of the cash provided by operating activities was net earnings from continuing operations net of non-cash expense items, partially offset by a seasonal increase in working capital. Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Condensed Consolidated Balance Sheets, excluding the impact of acquisitions and non-cash adjustments. Accounts and notes receivable increased $107.6 million due primarily to normal seasonal changes in net sales and timing of collections in the Marine Engine segment. Net inventories increased by $14.4 million due to increases in production. Partially offsetting these items was an increase in Accrued expenses of $16.0 million, primarily driven by accrued rebates associated with higher sales, partially offset by the payment of the prior year's variable compensation which had been accrued as of December 31, 2016. Accounts payable increased $12.7 million due to normal volume increases.

Net cash used for investing activities of continuing operations during the first half of 2017 totaled $63.6 million, which included capital expenditures of $107.9 million. The Company's capital spending is focused on new product introductions and capacity expansion projects in all segments. Capital spending was partially offset by net proceeds from maturities of marketable securities of $35.0 million and proceeds from the sale of property, plant and equipment of $7.8 million.

Net cash used for financing activities of continuing operations was $98.1 million during the first half of 2017. The cash outflow included common stock repurchase activity and cash dividends paid to common shareholders.

2016 Cash Flow

In the first six months of 2016, net cash provided by operating activities of continuing operations totaled $221.3 million. The primary driver of the cash provided by operating activities was net earnings from continuing operations net of non-cash expense items. An increase in working capital, excluding the impact of acquisitions, had a negative effect on net cash provided by operating activities. Accounts and notes receivable increased $52.4 million during the first six months of 2016, due primarily to seasonally higher net sales in the Marine Engine segment. Accrued expenses decreased $16.3 million during the first six months of the year, primarily driven by the payment of the prior year's variable compensation, which had been accrued as of December 31, 2015, partially offset by the timing of certain payments. Partially offsetting these items was an increase in Accounts payable of $30.1 million, which was the result of increased domestic production in the Company's Marine Engine segment.

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

Net cash used for financing activities of continuing operations was $94.6 million during the first half of 2016. The cash outflow included common stock repurchase activity and cash dividends paid to common shareholders.

Liquidity and Capital Resources

The Company views its highly liquid assets as of July 1, 2017, December 31, 2016, and July 2, 2016 as:

(in millions)	July 1, 2017	December 31, 2016	July 2, 2016
Cash and cash equivalents	$437.2	$422.4	$492.8
Short-term investments in marketable securities	0.8	35.8	0.5
Total cash, cash equivalents and marketable securities	$438.0	$458.2	$493.3

The following table sets forth an analysis of total liquidity as of July 1, 2017, December 31, 2016, and July 2, 2016:

(in millions)	July 1, 2017	December 31, 2016	July 2, 2016
Cash, cash equivalents and marketable securities	$438.0	$458.2	$493.3
Amounts available under lending facility(A)	295.7	295.7	296.2
Total liquidity (B)	$733.7	$753.9	$789.5

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

Cash, cash equivalents and marketable securities totaled $438.0 million as of July 1, 2017, a decrease of $20.2 million from $458.2 million as of December 31, 2016, and a decrease of $55.3 million from $493.3 million as of July 2, 2016. Total debt as of July 1, 2017, December 31, 2016 and July 2, 2016 was $444.0 million, $442.4 million and $452.6 million, respectively. The Company's debt-to-capitalization ratio was 22.3 percent as of July 1, 2017, down from 23.5 percent as of December 31, 2016 and from 24.6 percent as of July 2, 2016.

Management believes that the Company has adequate sources of liquidity to meet the Company's short-term and long-term needs. The next significant long-term debt maturity is not until 2021.

The Company has executed share repurchases against authorizations approved by the Board of Directors in 2014 and 2016. In 2017, the Company repurchased $60 million of stock under these authorizations, and as of July 1, 2017, the remaining authorization was $180 million. The Company plans to repurchase approximately $100 million of shares in 2017.

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

The Company contributed $40.0 million and $35.0 million to its qualified pension plans in the first six months of 2017 and 2016, respectively, and expects to make additional contributions of $30 million during 2017. The 2017 contributions include an estimated amount which will be used to fund the purchase of group annuity contracts in connection with the previously announced terminations of the Brunswick Pension Plan For Hourly Employees and the Brunswick Pension Plan For Hourly Wage Employees. The Company expects to incur a settlement loss of approximately $45 million to $55 million in the second half of 2017 in conjunction with these terminations. The Company also contributed $2.1 million and $1.8 million to fund benefit payments in its nonqualified pension plan during the first six months of 2017 and 2016, respectively, and expects to contribute approximately $2 million of additional funding to the plan through the remainder of 2017. Company contributions are subject to change based on market conditions, pension funding regulations and Company discretion.

Financial Services

The Company's financial services joint venture, Brunswick Acceptance Company, LLC (BAC), is detailed in the 2016 Form 10-K.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations, as of December 31, 2016, are detailed in the 2016 Form 10-K. There have been no material changes in these arrangements and obligations outside the ordinary course of business since December 31, 2016

Environmental Regulation

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

Recent Accounting Pronouncements

See Note 1 – Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements for the recent accounting pronouncements that have been adopted during the six months ended July 1, 2017, or will be adopted in future periods.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations, estimates and projections about Brunswick’s business and by their nature address matters that are, to different degrees, uncertain. Words such as “may,” “could,” “expect,” "anticipate," “intend,” “target,” “plan,” “seek,” “estimate,” “believe,” “predict,” “outlook” and similar expressions are intended to identify forward-looking statements. Such statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this quarterly report. These risks include, but are not limited to: adverse general economic conditions, including reductions in consumer discretionary spending; negative currency trends; our ability to complete and integrate targeted acquisitions; our ability to implement our strategic plan and growth initiatives; adequate financing access for dealers and customers and our ability to access capital and credit markets; maintaining effective distribution; retaining our relationships with dealers, distributors and independent boat builders; credit and collections risks; retaining key customers; protecting our brands and intellectual property; absorbing fixed costs in production; managing expansion or consolidation of manufacturing facilities; meeting supply objectives; meeting pension funding obligations; managing our share repurchases; higher energy and fuel costs; competitive pricing pressures; developing new and innovative products at a competitive price, in legal compliance; maintaining product quality and service standards; outages or breaches of technology systems; competitor activity; product liability, warranty and other claims risks; increased costs of legal and regulatory compliance; having to record an impairment to the value of goodwill and other assets; international business risks; attracting and retaining key contributors; and weather and catastrophic event risks.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has executed share repurchases against authorization approved by the Board of Directors in 2014 and 2016. In 2017, the Company repurchased $60 million of stock under these authorizations and as of July 1, 2017, the remaining authorization was $180 million.

During the three months ended July 1, 2017, the Company repurchased the following shares of its common stock:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Amount of Dollars that May Yet Be Used to Purchase Shares Under the Program
April 2 to April 29	76,574	$58.03	76,574
April 30 to May 27	352,511	56.75	352,511
May 28 to July 1	270,038	57.59	270,038
Total	699,123	$57.21	699,123	$179,796,553

Item 6.    Exhibits

31.1	Certification of CEO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUNSWICK CORPORATION
August 2, 2017	By:	/s/ DANIEL J. TANNER
Daniel J. Tanner
Vice President and Controller*

*Mr. Tanner is signing this report both as a duly authorized officer and as the principal accounting officer.