Form 10-Q
period 2017-09-30
BRUNSWICK CORP
filed 2017-11-01
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2017
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

26125 N. Riverwoods Blvd., Suite 500, Mettawa, Illinois 60045-3420

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

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of October 30, 2017 was 87,689,887.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2017

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BRUNSWICK CORPORATION Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net sales	$1,141.5	$1,093.0	$3,653.8	$3,405.5
Cost of sales	828.2	783.3	2,671.5	2,460.4
Selling, general and administrative expense	159.3	150.3	476.7	451.7
Research and development expense	35.5	34.5	108.6	104.2
Restructuring, exit and integration charges	6.8	2.4	27.7	8.8
Operating earnings	111.7	122.5	369.3	380.4
Equity earnings	1.5	1.4	5.2	3.2
Other income, net	1.5	0.8	6.0	1.7
Earnings before interest and income taxes	114.7	124.7	380.5	385.3
Interest expense	(6.6)	(7.0)	(19.9)	(20.8)
Interest income	0.9	0.4	1.8	1.2
Earnings before income taxes	109.0	118.1	362.4	365.7
Income tax provision	30.0	32.8	99.1	109.1
Net earnings from continuing operations	79.0	85.3	263.3	256.6

Net earnings from discontinued operations, net of tax	—	0.1	—	1.7

Net earnings	$79.0	$85.4	$263.3	$258.3

Earnings per common share:
Basic
Earnings from continuing operations	$0.89	$0.94	$2.94	$2.80
Earnings from discontinued operations	—	0.00	—	0.02
Net earnings	$0.89	$0.94	$2.94	$2.82

Diluted
Earnings from continuing operations	$0.88	$0.93	$2.91	$2.78
Earnings from discontinued operations	—	0.00	—	0.02
Net earnings	$0.88	$0.93	$2.91	$2.80

Weighted average shares used for computation of:
Basic earnings per common share	89.1	91.1	89.7	91.5
Diluted earnings per common share	89.8	91.9	90.5	92.4

Comprehensive income	$90.7	$88.7	$285.9	$272.4

Cash dividends declared per common share	$0.165	$0.15	$0.495	$0.45

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Balance Sheets (unaudited)

(in millions)	September 30, 2017	December 31, 2016	October 1, 2016
Assets
Current assets
Cash and cash equivalents, at cost, which approximates fair value	$391.1	$422.4	$437.2
Restricted cash	10.7	11.2	12.7
Short-term investments in marketable securities	0.8	35.8	0.8
Total cash and short-term investments in marketable securities	402.6	469.4	450.7
Accounts and notes receivable, less allowances of $10.2, $12.8 and $14.2	476.4	417.3	454.6
Inventories
Finished goods	530.5	502.7	476.3
Work-in-process	126.7	91.1	102.7
Raw materials	191.4	168.3	176.0
Net inventories	848.6	762.1	755.0
Prepaid expenses and other	49.1	39.7	38.5
Current assets	1,776.7	1,688.5	1,698.8

Property
Land	25.0	24.3	24.3
Buildings and improvements	414.6	406.4	399.1
Equipment	1,008.9	979.2	948.2
Total land, buildings and improvements and equipment	1,448.5	1,409.9	1,371.6
Accumulated depreciation	(888.4)	(892.3)	(891.9)
Net land, buildings and improvements and equipment	560.1	517.6	479.7
Unamortized product tooling costs	146.3	127.7	117.0
Net property	706.4	645.3	596.7

Other assets
Goodwill	426.3	413.8	413.0
Other intangibles, net	165.5	164.8	164.1
Equity investments	21.7	20.7	16.3
Deferred income tax asset	256.1	307.8	304.8
Other long-term assets	46.5	43.8	47.5
Other assets	916.1	950.9	945.7

Total assets	$3,399.2	$3,284.7	$3,241.2

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Balance Sheets (unaudited)

(in millions)	September 30, 2017	December 31, 2016	October 1, 2016
Liabilities and shareholders’ equity
Current liabilities
Current maturities of long-term debt	$4.2	$5.9	$4.2
Accounts payable	397.3	392.7	364.0
Accrued expenses	578.6	566.3	549.5
Current liabilities	980.1	964.9	917.7

Long-term liabilities
Debt	437.6	436.5	448.0
Postretirement benefits	226.5	276.3	271.9
Other	184.9	166.9	168.9
Long-term liabilities	849.0	879.7	888.8

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares; outstanding: 87,687,000, 89,317,000 and 89,835,000 shares	76.9	76.9	76.9
Additional paid-in capital	371.5	382.0	380.0
Retained earnings	2,100.2	1,881.0	1,878.0
Treasury stock, at cost: 14,851,000, 13,221,000 and 12,703,000 shares	(566.5)	(465.2)	(440.2)
Accumulated other comprehensive loss, net of tax	(412.0)	(434.6)	(460.0)
Shareholders’ equity	1,570.1	1,440.1	1,434.7

Total liabilities and shareholders’ equity	$3,399.2	$3,284.7	$3,241.2

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
(in millions)	September 30, 2017	October 1, 2016
Cash flows from operating activities
Net earnings	$263.3	$258.3
Less: earnings from discontinued operations, net of tax	—	1.7
Net earnings from continuing operations	263.3	256.6
Depreciation and amortization	83.2	77.0
Pension funding, net of expense	(51.0)	(61.7)
Deferred income taxes	50.0	74.6
Equity in earnings of unconsolidated affiliates	(5.2)	(3.2)
Changes in certain current assets and current liabilities	(100.6)	(66.5)
Income taxes	(16.5)	7.1
Other, net	31.9	9.3
Net cash provided by operating activities of continuing operations	255.1	293.2
Net cash used for operating activities of discontinued operations	(0.3)	(3.3)
Net cash provided by operating activities	254.8	289.9

Cash flows from investing activities
Capital expenditures	(153.4)	(131.9)
Sales or maturities of marketable securities	35.0	10.7
Investments	4.5	9.8
Acquisition of businesses, net of cash acquired	(15.5)	(269.5)
Proceeds from the sale of property, plant and equipment	8.0	1.7
Other, net	(0.5)	1.3
Net cash used for investing activities	(121.9)	(377.9)

Cash flows from financing activities
Net proceeds from issuances of long-term debt	—	0.8
Payments of long-term debt including current maturities	(1.3)	(0.3)
Common stock repurchases	(120.0)	(90.3)
Cash dividends paid	(44.0)	(40.7)
Proceeds from share-based compensation activity	6.1	12.5
Tax withholding associated with shares issued for share-based compensation	(14.5)	(18.4)
Other, net	—	(1.3)
Net cash used for financing activities	(173.7)	(137.7)

Effect of exchange rate changes	9.0	5.6
Net decrease in Cash and cash equivalents and Restricted cash	(31.8)	(220.1)
Cash and cash equivalents and Restricted cash at beginning of period	433.6	670.0

Cash and cash equivalents and Restricted cash at end of period	401.8	449.9
Less: Restricted cash	10.7	12.7
Cash and cash equivalents at end of period	$391.1	$437.2

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

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Saturday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The first three quarters of fiscal year 2017 ended on April 1, 2017, July 1, 2017 and September 30, 2017, and the first three quarters of fiscal year 2016 ended on April 2, 2016, July 2, 2016 and October 1, 2016.

Recent Accounting Pronouncements. The following are recent accounting pronouncements that have been adopted during 2017, or will be adopted in future periods.

Hedge Accounting: In August 2017, the Financial Accounting Standards Board (FASB) amended the Accounting Standards Codification (ASC) to simplify the application of hedge accounting and to better align an entity's risk management activities with the financial reporting of hedging relationships. The amendment is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASC amendment, but does not expect it will have a material impact on its condensed consolidated financial statements.

Presentation of Benefit Costs: In March 2017, the FASB amended the ASC related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. The amendments require entities to present the current-service-cost component with other current compensation costs in the income statement and present the other components outside of income from operations. The amendment is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASC amendment, but does not expect it will have a material impact on its condensed consolidated financial statements.

Statement of Cash Flows Classifications: In August 2016, the FASB amended the ASC to add and/or clarify guidance on the classification of certain transactions in the statement of cash flows. The amendment is to be applied retrospectively and is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact it will have on its Condensed Consolidated Statements of Cash Flows.

Share-Based Compensation: In March 2016, the FASB amended the ASC to simplify the accounting for employee share-based payment transactions. The Company adopted this amendment during the first quarter of 2017, and recognized $7.7 million of net excess tax benefits related to share-based payments in the income tax provision for the nine months ended September 30, 2017. These net excess tax benefits were historically recorded in additional paid-in capital when recognized. Additionally, the Company adopted the amendment retrospectively for presentation of net excess tax benefits on the Condensed Consolidated Statements of Cash Flows, resulting in an increase of $11.1 million in Net cash provided by operating activities and Net cash used for financing activities for the nine months ended October 1, 2016. The Company also elected to recognize forfeitures of share-based awards as they occur. The remaining amendments, including those related to statutory withholding requirements, did not have a material impact.

Recognition of Leases: In February 2016, the FASB amended the ASC to require lessees to recognize assets and liabilities on the balance sheet for all leases with terms greater than twelve months. Lessees will recognize expenses similar to current lease

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

accounting. The amendment is to be applied using a modified retrospective method with certain practical expedients, and is effective for fiscal years and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact that the adoption of the new standard will have on its condensed consolidated financial statements.

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

The Company plans to use the modified retrospective approach in applying the new standard. The Company’s implementation process is progressing as planned and there are no significant implementation matters that have yet to be addressed. The Company does not expect the standard to have a material impact on its condensed consolidated financial statements, however, the most meaningful changes will be in the Boat and Fitness segments. In the Boat segment, certain customers are offered retail promotions that are currently recorded at the later of when the program has been communicated to the customer or at the time of sale. Under the new standard, these promotions will now be estimated and recognized at the time of sale, primarily upon shipment to customers. In the Fitness segment, certain customer contracts include product rebates recorded in cost of sales at the time of sale. Under the new standard, the Company will no longer record the rebate at the time of sale; however a portion of revenue will be deferred and not recognized until the rebate is redeemed. As a result, the Company expects a change in the timing of recording certain promotions and rebates, including but not limited to those described above, however, it does not expect a change in the total amount of cumulative revenue recognized for each transaction.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Restructuring, Exit and Integration Activities

In the third quarter of 2017, the Company recorded restructuring charges within the Fitness segment for the write-down of inventory and tooling related to the exit of the InMovement product line as a result of declining demand.

In the second and third quarters of 2017, the Company implemented headcount reductions in the Fitness and Boat segments aimed at improving general operating efficiencies. As a result of these actions, the Company recorded restructuring charges within these segments during 2017.

In the first quarter of 2017, the Company announced that it will close its boat manufacturing facility in Joinville, Santa Catarina, Brazil, as a result of continued market weakness due partially to unfavorable foreign currency impacts in the region. The facility manufactures certain Bayliner and Sea Ray boat models for the Latin American market. The long-lived assets at this facility were previously fully impaired.

In the first quarter of 2017, the Company also recorded restructuring charges within Corporate related to the transition of certain corporate officers.

The Company acquired Cybex International, Inc. (Cybex) and Indoor Cycling Group GmbH (ICG) in the first and third quarters of 2016, respectively, and initiated certain integration activities within the Fitness segment related to these acquisitions. As a result, the Company recorded integration charges in 2017 and 2016 related to Cybex and recorded integration charges in 2016 related to ICG.

The following table is a summary of the expense associated with the restructuring, exit and integration activities for the three months ended September 30, 2017 and October 1, 2016, as discussed above:

	September 30, 2017		October 1, 2016
(in millions)	Fitness	Total	Fitness	Total
Restructuring and exit activities:
Employee termination and other benefits	$1.6	$1.6	$—	$—
Current asset write-downs	2.6	2.6	—	—
Other	0.4	0.4	—	—
Integration activities:
Employee termination and other benefits	0.4	0.4	0.6	0.6
Professional fees	1.6	1.6	1.6	1.6
Other	0.2	0.2	0.2	0.2
Total restructuring, exit and integration charges	$6.8	$6.8	$2.4	$2.4

The following table is a summary of the expense associated with the restructuring, exit and integration activities for the nine months ended September 30, 2017 and October 1, 2016, as discussed above:

	September 30, 2017				October 1, 2016
(in millions)	Corporate	Fitness	Boat	Total	Fitness	Total
Restructuring and exit activities:
Employee termination and other benefits	$2.4	$3.7	$2.6	$8.7	$—	$—
Current asset write-downs	—	2.6	7.2	9.8	—	—
Professional fees	—	—	0.8	0.8	—	—
Other	—	0.4	1.0	1.4	—	—
Integration activities:
Employee termination and other benefits	—	2.4	—	2.4	2.7	2.7
Professional fees	—	4.2	—	4.2	3.8	3.8
Other	—	0.4	—	0.4	2.3	2.3
Total restructuring, exit and integration charges	$2.4	$13.7	$11.6	$27.7	$8.8	$8.8

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

During 2017, the Company made cash payments of $12.5 million relating to all restructuring, exit and integration activities, including payments related to prior period activities. As of September 30, 2017, accruals remaining for restructuring, exit and integration activities totaled $10.4 million and are expected to be paid during 2017 and 2018.

Note 3 – Acquisitions

On September 1, 2017, the Company acquired 100 percent of Lankhorst Taselaar B.V. (Lankhorst Taselaar), a leading marine parts and accessories distribution company based in the Netherlands and Germany. The acquisition augments the marine parts and accessories businesses through a broader product line and an expanded distribution network. Lankhorst Taselaar is managed as part of the Company's Marine Engine segment.

The net cash consideration the Company paid to acquire Lankhorst Taselaar was $15.5 million. The preliminary recording of the fair value of the assets acquired and liabilities assumed resulted in $4.6 million of identifiable intangible assets, including customer relationships and trade names for $3.2 million and $1.4 million, respectively, along with $5.8 million for goodwill which is not deductible for tax purposes. The amount assigned to Lankhorst Taselaar's customer relationships will be amortized over its estimated useful life of approximately 15 years. These amounts recorded are preliminary and are subject to change within the measurement period as the Company finalizes its fair value estimates.

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

Foreign Currency Derivatives. Forward exchange contracts outstanding at September 30, 2017, December 31, 2016 and October 1, 2016 had notional contract values of $294.7 million, $263.7 million and $248.9 million, respectively. Option contracts outstanding at September 30, 2017, December 31, 2016 and October 1, 2016 had notional contract values of $18.0 million, $30.4 million and $39.3 million, respectively. The forward and option contracts outstanding at September 30, 2017 mature during 2017 and 2018 and mainly relate to the Euro, Japanese yen, Canadian dollar, Australian dollar, Swedish krona, British pound, Brazilian real, Mexican peso, Norwegian krone, New Zealand dollar, Hungarian forint and Taiwan dollar. As of September 30, 2017, the Company estimates that during the next 12 months, it will reclassify approximately $9.6 million of net losses (based on current rates) from Accumulated other comprehensive loss to Cost of sales.

Interest Rate Derivatives. The Company enters into fixed-to-floating interest rate swaps to convert a portion of the Company's long-term debt from fixed to floating rate debt. As of September 30, 2017, December 31, 2016 and October 1, 2016, the outstanding swaps had notional contract values of $200.0 million, of which $150.0 million corresponds to the Company's 4.625 percent Senior notes due 2021 and $50.0 million corresponds to the Company's 7.375 percent Debentures due 2023.

As of September 30, 2017, December 31, 2016 and October 1, 2016, the Company had $3.7 million, $4.5 million and $4.8 million, respectively, of net deferred losses associated with all settled forward-starting interest rate swaps, which were included in Accumulated other comprehensive loss. As of September 30, 2017, the Company estimates that during the next 12 months, it will reclassify approximately $1.0 million of net losses resulting from settled forward-starting interest rate swaps from Accumulated other comprehensive loss to Interest expense.

Commodity Price Derivatives. There were no commodity swap contracts outstanding at September 30, 2017 and December 31, 2016. As of October 1, 2016, the notional value of commodity swap contracts outstanding was $2.3 million.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of September 30, 2017, December 31, 2016 and October 1, 2016, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets				Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value			Balance Sheet Location	Fair Value
		Sep 30, 2017	Dec 31, 2016	Oct 1, 2016		Sep 30, 2017	Dec 31, 2016	Oct 1, 2016
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid expenses and other	$1.7	$7.2	$3.1	Accrued expenses	$10.5	$2.6	$3.1
Commodity contracts	Prepaid expenses and other	—	—	—	Accrued expenses	—	—	0.1
Total		$1.7	$7.2	$3.1		$10.5	$2.6	$3.2

Derivatives Designated as Fair Value Hedges
Interest rate contracts	Prepaid expenses and other	$2.9	$2.1	$2.9	Accrued expenses	$2.3	$1.7	$2.1
Interest rate contracts	Other long-term assets	2.3	0.7	7.0	Other long-term liabilities	—	0.2	—
Total		$5.2	$2.8	$9.9		$2.3	$1.9	$2.1

Other Hedging Activity
Foreign exchange contracts	Prepaid expenses and other	$0.3	$1.2	$0.2	Accrued expenses	$0.3	$0.3	$0.5
Commodity contracts	Prepaid expenses and other	—	—	—	Accrued expenses	—	—	0.3
Total		$0.3	$1.2	$0.2		$0.3	$0.3	$0.8

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2017 and October 1, 2016 was:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)				Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)
	Three Months Ended		Nine Months Ended			Three Months Ended		Nine Months Ended
	Sep 30, 2017	Oct 1, 2016	Sep 30, 2017	Oct 1, 2016		Sep 30, 2017	Oct 1, 2016	Sep 30, 2017	Oct 1, 2016
Interest rate contracts	$—	$—	$—	$—	Interest expense	$(0.3)	$(0.3)	$(0.8)	$(0.3)
Foreign exchange contracts	(10.4)	(0.2)	(15.3)	(3.2)	Cost of sales	(0.9)	0.4	1.2	3.1
Commodity contracts	—	0.0	—	0.0	Cost of sales	—	(0.1)	(0.0)	(0.5)
Total	$(10.4)	$(0.2)	$(15.3)	$(3.2)		$(1.2)	$0.0	$0.4	$2.3

Derivatives Designated as Fair Value Hedging Instruments	Location of Gain on Derivatives Recognized in Earnings	Amount of Gain on Derivatives Recognized in Earnings
		Three Months Ended		Nine Months Ended
		Sep 30, 2017	Oct 1, 2016	Sep 30, 2017	Oct 1, 2016
Interest rate contracts	Interest expense	$0.5	$0.6	$1.6	$2.2

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Other Hedging Activity	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
		Three Months Ended		Nine Months Ended
		Sep 30, 2017	Oct 1, 2016	Sep 30, 2017	Oct 1, 2016
Foreign exchange contracts	Cost of sales	$(4.9)	$(2.2)	$(11.8)	$(8.6)
Foreign exchange contracts	Other income, net	(0.1)	0.3	(1.1)	1.0
Commodity contracts	Cost of sales	—	0.1	—	0.3
Total		$(5.0)	$(1.8)	$(12.9)	$(7.3)

Fair Value of Other Financial Instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, accounts and notes receivable and short-term debt approximate their fair values because of the short maturity of these instruments. At September 30, 2017, December 31, 2016 and October 1, 2016, the fair value of the Company’s long-term debt was approximately $492.8 million, $498.5 million and $485.4 million, respectively, and was determined using Level 1 and Level 2 inputs described in Note 7 – Fair Value Measurements, in the Notes to Consolidated Financial Statements in the 2016 Form 10-K. The carrying value of long-term debt, including current maturities, was $441.8 million, $444.6 million and $447.9 million as of September 30, 2017, December 31, 2016 and October 1, 2016, respectively.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 5 – Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017:

(in millions)	Level 1	Level 2	Total
Assets:
Cash equivalents	$0.4	$34.0	$34.4
Short-term investments in marketable securities	0.8	—	0.8
Restricted cash	10.7	—	10.7
Derivatives	—	7.2	7.2
Total assets	$11.9	$41.2	$53.1

Liabilities:
Derivatives	$—	$13.1	$13.1
Deferred compensation	4.0	28.4	32.4
Total liabilities at fair value	$4.0	$41.5	$45.5
Liabilities measured at net asset value			11.2
Total liabilities			$56.7

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

(in millions)	Level 1	Level 2	Total
Assets:
Cash equivalents	$4.6	$14.3	$18.9
Short-term investments in marketable securities	0.8	35.0	35.8
Restricted cash	11.2	—	11.2
Derivatives	—	11.2	11.2
Total assets	$16.6	$60.5	$77.1

Liabilities:
Derivatives	$—	$4.8	$4.8
Deferred compensation	4.2	28.1	32.3
Total liabilities at fair value	$4.2	$32.9	$37.1
Liabilities measured at net asset value			11.6
Total liabilities			$48.7

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of October 1, 2016:

(in millions)	Level 1	Level 2	Total
Assets:
Cash equivalents	$0.6	$—	$0.6
Short-term investments in marketable securities	0.8	—	0.8
Restricted cash	12.7	—	12.7
Derivatives	—	13.2	13.2
Total assets	$14.1	$13.2	$27.3

Liabilities:
Derivatives	$—	$6.1	$6.1
Deferred compensation	3.9	27.6	31.5
Total liabilities at fair value	$3.9	$33.7	$37.6
Liabilities measured at net asset value			15.0
Total liabilities			$52.6

In addition to the items shown in the tables above, refer to Note 17 in the Notes to Consolidated Financial Statements in the 2016 Form 10-K for further discussion regarding the fair value measurements associated with the Company’s postretirement benefit plans.

Note 6 – Share-Based Compensation

Under the Brunswick Corporation 2014 Stock Incentive Plan, the Company may grant stock options, stock appreciation rights (SARs), non-vested stock awards and performance awards to executives, other employees and non-employee directors from treasury shares and from authorized, but unissued, shares of common stock, in addition to: (i) the forfeiture of past awards; (ii) shares not issued upon the net settlement of SARs; or (iii) shares delivered to or withheld by the Company to pay the withholding taxes related to awards. As of September 30, 2017, 5.4 million shares remained available for grant.

Non-vested stock awards

The Company grants both stock-settled and cash-settled non-vested stock units and awards to key employees as determined by management and the Human Resources and Compensation Committee of the Board of Directors. The Company granted a nominal number of stock awards during the three months ended September 30, 2017 and did not grant any stock awards during the three months ended October 1, 2016. The Company granted 0.2 million and 0.3 million of stock awards during the nine months ended September 30, 2017 and October 1, 2016, respectively. The Company recognizes the cost of non-vested stock units and awards on a straight-line basis over the requisite vesting period. Additionally, cash-settled non-vested stock units and awards are recorded as a liability on the balance sheet and adjusted to fair value each reporting period through stock compensation expense. During the three months and nine months ended September 30, 2017, the Company charged $2.9 million and $8.5 million, respectively, and charged $2.9 million and $7.4 million during the three months and nine months ended October 1, 2016, respectively, to compensation expense for non-vested stock awards.

As of September 30, 2017, there was $10.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. The Company expects this cost to be recognized over a weighted average period of 1.3 years.

Performance awards

In February of both 2017 and 2016, the Company granted 0.1 million performance shares to certain senior executives. The 2017 and 2016 share awards are based on three performance measures: a cash flow return on investment (CFROI) measure, an operating margin (OM) measure and a total shareholder return (TSR) modifier. Performance shares are earned based on a three-year performance period commencing at the beginning of the calendar year of each grant. The performance shares earned are then subject to a TSR modifier based on stock returns measured against stock returns of a predefined comparator group over a three-

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

year performance period. Additionally, in February 2017 and 2016, the Company granted 26,300 and 37,430 performance shares, respectively, to certain officers and certain senior managers based on the respective measures and performance periods described above but excluding the TSR modifier. During the three months and nine months ended September 30, 2017, the Company charged $2.8 million and $5.9 million, respectively, and charged $1.4 million and $4.4 million for the three months and nine months ended October 1, 2016, respectively, to compensation expense based on projections of probable attainment of the performance measures and the projected TSR modifier used to determine the performance awards.

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

The fair value of the certain officers' and certain senior managers' performance awards granted based solely on the CFROI and OM performance factors was $58.77 and $37.76 in 2017 and 2016, respectively, which was equal to the stock price on the date of grant in 2017 and 2016, respectively, less the present value of expected dividend payments over the vesting period.

As of September 30, 2017, the Company had $4.7 million of total unrecognized compensation cost related to performance awards. The Company expects this cost to be recognized over a weighted average period of 1.1 years.

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

Basic and diluted earnings per common share for the three months and nine months ended September 30, 2017 and October 1, 2016 were calculated as follows:

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net earnings from continuing operations	$79.0	$85.3	$263.3	$256.6
Net earnings from discontinued operations, net of tax	—	0.1	—	1.7
Net earnings	$79.0	$85.4	$263.3	$258.3

Weighted average outstanding shares-basic	89.1	91.1	89.7	91.5
Dilutive effect of common stock equivalents	0.7	0.8	0.8	0.9
Weighted average outstanding shares-diluted	89.8	91.9	90.5	92.4

Basic earnings per common share:
Continuing operations	$0.89	$0.94	$2.94	$2.80
Discontinued operations	—	0.00	—	0.02
Net earnings	$0.89	$0.94	$2.94	$2.82

Diluted earnings per common share:
Continuing operations	$0.88	$0.93	$2.91	$2.78
Discontinued operations	—	0.00	—	0.02
Net earnings	$0.88	$0.93	$2.91	$2.80

There were no anti-dilutive shares of SARs that were excluded from the computation of diluted earnings per share for the periods ended September 30, 2017 and October 1, 2016.

Note 8 – Commitments and Contingencies

On January 21, 2015, Cobalt Boats, LLC (Cobalt) filed a patent infringement lawsuit against the Company alleging that certain of the Company’s Sea Ray branded boats include a feature that infringes a Cobalt patent relating to a submersible swim step. On October 31, 2017, the US District Court in the Eastern District of Virginia entered an amended judgment on the jury verdict awarding total damages, including enhanced damages, in the amount of $5.4 million plus attorneys' fees of $2.5 million and applicable interest. The Company believes it has meritorious defenses and will pursue an appeal.

There were no other material changes during the three months and nine months ended September 30, 2017 to the financial commitments or the legal and environmental commitments that were discussed in Note 13 in the Notes to Consolidated Financial Statements in the 2016 Form 10-K.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Product Warranties

The following activity related to product warranty liabilities was recorded in Accrued expenses during the nine months ended September 30, 2017 and October 1, 2016:

(in millions)	September 30, 2017	October 1, 2016
Balance at beginning of period	$112.6	$106.3
Payments made	(53.5)	(50.7)
Provisions/additions for contracts issued/sold	54.8	55.6
Aggregate changes for preexisting warranties	(1.1)	(8.1)
Foreign currency translation	2.3	0.8
Acquisitions	—	6.7
Other	(1.3)	—
Balance at end of period	$113.8	$110.6

Additionally, end users of the Company's products may purchase a contract from the Company that extends product warranty beyond the standard period. For certain extended warranty contracts in which the Company retains the warranty or administration obligation, a deferred revenue liability is recorded based on the aggregate sales price for contracts sold. The liability is reduced and revenue is recognized on a straight-line basis over the contract period during which corresponding costs are expected to be incurred.

The following activity related to deferred revenue for extended product warranty contracts was recorded in Accrued expenses and Other long-term liabilities during the nine months ended September 30, 2017 and October 1, 2016:

(in millions)	September 30, 2017	October 1, 2016
Balance at beginning of period	$90.6	$78.3
Extended warranty contracts sold	39.3	28.6
Revenue recognized on existing extended warranty contracts	(23.8)	(20.7)
Foreign currency translation	1.1	(0.1)
Acquisitions	—	2.6
Balance at end of period	$107.2	$88.7

Note 9 – Goodwill and Other Intangibles

Changes in the Company's goodwill during the nine months ended September 30, 2017, by segment, are summarized below:

(in millions)	December 31, 2016	Acquisitions	Impairments	Adjustments	September 30, 2017
Marine Engine	$25.1	$5.8	$—	$1.4	$32.3
Boat	2.2	—	—	—	2.2
Fitness	386.5	—	—	5.3	391.8
Total	$413.8	$5.8	$—	$6.7	$426.3

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Changes in the Company's goodwill during the nine months ended October 1, 2016, by segment, are summarized below:

(in millions)	December 31, 2015	Acquisitions	Impairments	Adjustments	October 1, 2016
Marine Engine	$26.2	$—	$—	$(0.3)	$25.9
Boat	—	2.5	—	—	2.5
Fitness	272.5	112.5	—	(0.4)	384.6
Total	$298.7	$115.0	$—	$(0.7)	$413.0

Adjustments for the nine months ended September 30, 2017 and October 1, 2016 primarily relate to the effect of foreign currency translation on goodwill denominated in currencies other than the U.S. dollar. See Note 3 - Acquisitions for further details on the Company's acquisitions.

As of September 30, 2017, December 31, 2016 and October 1, 2016, the Company had no accumulated impairment loss.

The Company's intangible assets, included within Other intangibles, net on the Condensed Consolidated Balance Sheets as of September 30, 2017, December 31, 2016 and October 1, 2016, are summarized below:

	September 30, 2017		December 31, 2016		October 1, 2016
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Customer relationships	$305.7	$(236.5)	$300.1	$(231.1)	$298.2	$(229.6)
Trade names	89.9	—	88.1	—	87.4	—
Other	22.5	(16.1)	22.4	(14.7)	22.5	(14.4)
Total	$418.1	$(252.6)	$410.6	$(245.8)	$408.1	$(244.0)

Other intangible assets primarily consist of patents. See Note 3 - Acquisitions for further details on intangibles acquired during 2017. Gross amounts and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation. Aggregate amortization expense for intangibles was $2.1 million and $6.2 million for the three months and nine months ended September 30, 2017, respectively. Aggregate amortization expense for intangibles was $1.7 million and $4.7 million for the three months and nine months ended October 1, 2016, respectively.

Note 10 – Segment Data

Reportable Segments

The following table sets forth net sales and operating earnings (loss) of each of the Company's reportable segments, for the three months and nine months ended September 30, 2017 and October 1, 2016:

	Net Sales				Operating Earnings (Loss)
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
(in millions)	Sep 30, 2017	Oct 1, 2016	Sep 30, 2017	Oct 1, 2016	Sep 30, 2017	Oct 1, 2016	Sep 30, 2017	Oct 1, 2016
Marine Engine	$669.2	$625.7	$2,067.2	$1,940.9	$115.2	$109.5	$351.9	$326.8
Boat	309.3	307.0	1,104.1	1,011.9	0.1	6.8	28.0	45.9
Marine eliminations	(79.8)	(77.3)	(246.4)	(233.0)	—	—	—	—
Total Marine	898.7	855.4	2,924.9	2,719.8	115.3	116.3	379.9	372.7
Fitness	242.8	237.6	728.9	685.7	19.4	29.1	56.2	73.3
Pension costs	—	—	—	—	(2.3)	(3.6)	(7.0)	(11.0)
Corporate/Other	—	—	—	—	(20.7)	(19.3)	(59.8)	(54.6)
Total	$1,141.5	$1,093.0	$3,653.8	$3,405.5	$111.7	$122.5	$369.3	$380.4

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth total assets of each of the Company's reportable segments:

	Total Assets
(in millions)	Sep 30, 2017	Dec 31, 2016	Oct 1, 2016
Marine Engine	$1,195.3	$1,079.5	$1,060.5
Boat	467.7	425.2	437.0
Total Marine	1,663.0	1,504.7	1,497.5
Fitness	1,005.0	947.5	922.4
Corporate/Other	731.2	832.5	821.3
Total	$3,399.2	$3,284.7	$3,241.2

As of September 30, 2017, December 31, 2016 and October 1, 2016, the Company had $6.3 million, $13.2 million and $14.2 million, respectively, of net assets classified as held-for-sale within Net property in the Condensed Consolidated Balance Sheets.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 11 – Comprehensive Income

Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets includes foreign currency cumulative translation adjustments; prior service costs and credits and net actuarial gains and losses for defined benefit plans; and unrealized derivative gains and losses, all net of tax. Changes in the components of Accumulated other comprehensive loss, all net of tax, for the three months and nine months ended September 30, 2017 and October 1, 2016 were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	Sep 30, 2017	Oct 1, 2016	Sep 30, 2017	Oct 1, 2016
Net earnings	$79.0	$85.4	$263.3	$258.3
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	16.6	0.7	28.0	10.2
Net change in unamortized prior service credits	(0.2)	(0.1)	(0.4)	(0.3)
Net change in unamortized actuarial losses	1.7	2.7	5.9	7.9
Net change in unrealized derivative losses	(6.4)	(0.0)	(10.9)	(3.7)
Total other comprehensive income	11.7	3.3	22.6	14.1
Comprehensive income	$90.7	$88.7	$285.9	$272.4

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the three months ended September 30, 2017:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Net derivative losses	Total
Beginning balance	$(40.5)	$(5.3)	$(367.8)	$(10.1)	$(423.7)
Other comprehensive income (loss) before reclassifications (A)	16.6	—	(0.6)	(7.2)	8.8
Amounts reclassified from Accumulated other comprehensive loss (B)	—	(0.2)	2.3	0.8	2.9
Net other comprehensive income (loss)	16.6	(0.2)	1.7	(6.4)	11.7
Ending balance	$(23.9)	$(5.5)	$(366.1)	$(16.5)	$(412.0)

(A) The tax effects for the three months ended September 30, 2017 were $(1.6) million for foreign currency translation, $0.2 million for net actuarial losses arising during the period and $3.2 million for derivatives.
(B) See the table below for the tax effects for the three months ended September 30, 2017.

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the nine months ended September 30, 2017:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Net derivative losses	Total
Beginning balance	$(51.9)	$(5.1)	$(372.0)	$(5.6)	$(434.6)
Other comprehensive income (loss) before reclassifications (A)	28.0	—	(0.8)	(10.5)	16.7
Amounts reclassified from Accumulated other comprehensive loss (B)	—	(0.4)	6.7	(0.4)	5.9
Net other comprehensive income (loss)	28.0	(0.4)	5.9	(10.9)	22.6
Ending balance	$(23.9)	$(5.5)	$(366.1)	$(16.5)	$(412.0)

(A) The tax effects for the nine months ended September 30, 2017 were $(4.8) million for foreign currency translation, $0.4 million for net actuarial losses arising during the period and $4.8 million for derivatives.
(B) See the table below for the tax effects for the nine months ended September 30, 2017.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the three months ended October 1, 2016:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Net derivative losses	Total
Beginning balance	$(46.9)	$(4.9)	$(401.9)	$(9.6)	$(463.3)
Other comprehensive income (loss) before reclassifications (A)	0.7	—	0.0	0.0	0.7
Amounts reclassified from Accumulated other comprehensive loss (B)	—	(0.1)	2.7	(0.0)	2.6
Net other comprehensive income (loss)	0.7	(0.1)	2.7	(0.0)	3.3
Ending balance	$(46.2)	$(5.0)	$(399.2)	$(9.6)	$(460.0)

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

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the nine months ended October 1, 2016:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Net derivative losses	Total
Beginning balance	$(56.4)	$(4.7)	$(407.1)	$(5.9)	$(474.1)
Other comprehensive income (loss) before reclassifications (A)	10.2	—	(0.5)	(2.0)	7.7
Amounts reclassified from Accumulated other comprehensive loss (B)	—	(0.3)	8.4	(1.7)	6.4
Net other comprehensive income (loss)	10.2	(0.3)	7.9	(3.7)	14.1
Ending balance	$(46.2)	$(5.0)	$(399.2)	$(9.6)	$(460.0)

(A) The tax effects for the nine months ended October 1, 2016 were $2.3 million for foreign currency translation, $(0.2) million for net actuarial losses arising during the period and $1.2 million for derivatives.
(B) See the table below for the tax effects for the nine months ended October 1, 2016.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents reclassification adjustments out of Accumulated other comprehensive loss during the three months and nine months ended September 30, 2017 and October 1, 2016:

(in millions)	Three Months Ended		Nine Months Ended
Details about Accumulated other comprehensive income (loss) components	Sep 30, 2017	Oct 1, 2016	Sep 30, 2017	Oct 1, 2016	Affected line item in the statement where net income is presented
Amortization of defined benefit items:
Prior service credits	$0.1	$0.1	$0.5	$0.4	(A)
Net actuarial losses	(3.6)	(4.3)	(10.8)	(13.0)	(A)
	(3.5)	(4.2)	(10.3)	(12.6)	Earnings before income taxes
	1.4	1.6	4.0	4.5	Income tax provision
	$(2.1)	$(2.6)	$(6.3)	$(8.1)	Net earnings from continuing operations

Amount of gain (loss) reclassified into earnings on derivative contracts:
Interest rate contracts	$(0.3)	$(0.3)	$(0.8)	$(0.3)	Interest expense
Foreign exchange contracts	(0.9)	0.4	1.2	3.1	Cost of sales
Commodity contracts	—	(0.1)	(0.0)	(0.5)	Cost of sales
	(1.2)	0.0	0.4	2.3	Earnings before income taxes
	0.4	(0.0)	0.0	(0.6)	Income tax provision
	$(0.8)	$0.0	$0.4	$1.7	Net earnings from continuing operations

(A) These Accumulated other comprehensive loss components are included in the computation of net pension and other benefit costs. See Note 13 – Postretirement Benefits for additional details.

Note 12 – Income Taxes

The Company recognized an income tax provision from continuing operations for the three months and nine months ended September 30, 2017 of $30.0 million and $99.1 million, respectively, and included a net tax benefit of $0.8 million and $9.1 respectively, primarily associated with the net excess tax benefits related to share-based compensation which was recognized as an income tax benefit in accordance with recent changes in accounting guidance as discussed in Note 1 – Significant Accounting Policies. The Company recognized an income tax provision from continuing operations for the three months and nine months ended October 1, 2016 of $32.8 million and $109.1 million, respectively, which included net tax benefits of $3.2 million and $3.3 million, respectively, mainly associated with the reassessment of tax reserves and favorable valuation allowance adjustments. The effective tax rate from continuing operations, which is calculated as the income tax provision as a percentage of pre-tax income, for the three months and nine months ended September 30, 2017 was 27.5 percent and 27.3 percent, respectively. The effective tax rate from continuing operations for the three months and nine months ended October 1, 2016 was 27.8 percent and 29.8 percent, respectively.

No deferred income taxes have been provided as of September 30, 2017, December 31, 2016 or October 1, 2016 on the applicable undistributed earnings of the non-U.S. subsidiaries where the indefinite reinvestment assertion has been applied. If at some future date these earnings cease to be indefinitely reinvested and are repatriated, the Company may be subject to additional U.S. income taxes and foreign withholding and other taxes on such amounts. The Company continues to provide deferred taxes, as required, on the undistributed net earnings of foreign subsidiaries and unconsolidated affiliates that are not deemed to be indefinitely reinvested in operations outside the United States.

As of September 30, 2017, December 31, 2016 and October 1, 2016, the Company had $2.3 million, $3.5 million and $3.8 million of gross unrecognized tax benefits, including interest, respectively.  The Company believes it is reasonably possible that the total amount of gross unrecognized tax benefits as of September 30, 2017 could decrease by approximately $0.7 million in the next 12 months due to settlements with taxing authorities or lapses in the applicable statute of limitations.  Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

possible that there could be significant changes in the amount of unrecognized tax benefits in 2017, but the amount cannot be estimated.

The Company is regularly audited by federal, state and foreign tax authorities. The Internal Revenue Service (IRS) has completed its field examination and has issued its Revenue Agents Report through the 2012 tax year and all open issues have been resolved. The Company is currently open to tax examinations by the IRS for the 2014 through 2016 tax years. The 2014 tax year is currently under examination and the Company has been notified by the IRS that it will also be examining the 2015 tax year. Primarily as a result of filing amended returns, which were generated by the closing of federal income tax audits, the Company is still open to state and local tax audits in major tax jurisdictions dating back to the 2012 taxable year. The Company is no longer subject to income tax examinations by any major foreign tax jurisdiction for years prior to 2013.

Note 13 – Postretirement Benefits

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

Pension and other postretirement benefit costs included the following components for the three months and nine months ended September 30, 2017 and October 1, 2016:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
(in millions)	Sep 30, 2017	Oct 1, 2016	Sep 30, 2017	Oct 1, 2016	Sep 30, 2017	Oct 1, 2016	Sep 30, 2017	Oct 1, 2016
Interest cost	$7.0	$8.9	$21.2	$26.8	$0.3	$0.4	$1.0	$1.1
Expected return on plan assets	(8.3)	(9.6)	(25.0)	(28.8)	—	—	—	—
Amortization of prior service credits	—	—	—	—	(0.1)	(0.1)	(0.5)	(0.4)
Amortization of net actuarial losses	3.6	4.3	10.8	13.0	—	—	—	—
Net pension and other benefit costs	$2.3	$3.6	$7.0	$11.0	$0.2	$0.3	$0.5	$0.7

Portions of Net pension and other benefit costs are recorded in Cost of sales as well as Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income.

Employer Contributions and Benefit Payments. During the nine months ended September 30, 2017 and October 1, 2016, the Company contributed $55.0 million and $70.0 million, respectively, to its qualified pension plans. Company contributions are subject to change based on funding regulations and Company discretion. During the nine months ended September 30, 2017 and October 1, 2016, the Company contributed $3.1 million and $2.7 million, respectively, to fund benefit payments to its nonqualified pension plan.

Note 14 – Debt

There was no significant activity in Long-term debt during the nine months ended September 30, 2017 and October 1, 2016. See Note 16 in the Notes to Consolidated Financial Statements in the 2016 Form 10-K for details regarding the Company's debt.

In June 2016, the Company entered into an Amended and Restated Credit Agreement (Credit Facility). The Credit Facility amends and restates the Company's existing credit agreement, dated as of March 2011, as amended and restated as of June 2014. The Credit Facility provides for $300 million of borrowing capacity and is in effect through June 2021. No borrowings were outstanding as of or during the nine months ended September 30, 2017, and available borrowing capacity totaled $295.7 million, net of $4.3 million of letters of credit outstanding under the Credit Facility. As of September 30, 2017, the Company was in compliance with the financial covenants in the Credit Facility. See Note 16 in the Notes to Consolidated Financial Statements in the 2016 Form 10-K for details regarding the Company's Credit Facility.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 15 – Subsequent Events

On October 17, 2017, the Company's Board of Directors declared a quarterly dividend on its common stock of $0.19 per share. The dividend will be payable December 15, 2017 to shareholders of record as of November 21, 2017.

On October 25, 2017, settlement payments totaling $132.6 million were made from the Brunswick Pension Plan For Hourly Bargaining Unit Employees and the Brunswick Pension Plan For Salaried Employees to purchase group annuity contracts to cover future benefit payments. The Company anticipates incurring settlement charges in the fourth quarter related to these actions.

Additionally on October 25, 2017, settlement payments totaling $101.7 million were made from the Brunswick Pension Plan For Hourly Employees and the Brunswick Pension Plan For Hourly Wage Employees in connection with the previously announced terminations of these plans. The settlement payments included group annuity contracts to cover future benefit payments as well as lump-sum benefit payments to certain participants. The Company anticipates incurring settlement charges in the fourth quarter related to these actions.

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

Overview and Outlook

General

Net sales increased 4 percent during the third quarter of 2017 when compared with the third quarter of 2016. Excluding the impact of acquisitions, net sales increased 3 percent over the comparative period. Marine Engine segment net sales increased due to strong growth in outboard engines and solid growth in the marine parts and accessories businesses, partially offset by declines in sterndrive engines. Boat segment net sales increased slightly as strong growth in the aluminum outboard boat business was mostly offset by declines in large sterndrive/inboard boards. Additionally, production disruptions resulting from Hurricane Irma affected sales of products manufactured at the Company's Florida-based operations, particularly fiberglass outboard operations. Fitness segment net sales increased resulting from the Indoor Cycling Group GmbH (ICG) acquisition and reflected flat overall global market demand, with growth in sales to value-oriented clubs being offset by softness in sales to traditional clubs and other vertical markets. International net sales for the Company increased 8 percent in the third quarter of 2017 on a GAAP basis when compared with the third quarter of 2016. Excluding acquisitions, international sales increased 6 percent, driven by increases in Asia-Pacific, Europe, Latin America and Canada.

Net sales during the first nine months of 2017 increased 7 percent on a GAAP basis and 6 percent excluding the impact of acquisitions when compared with the same prior year period. The increases reflect the same factors as the quarterly period above, except there was also strong sales growth in fiberglass outboard boats and Fitness segment international sales increased. International net sales increased 10 percent on a GAAP basis and increased 7 percent when excluding the impact of acquisitions. Increases were mainly driven by Asia-Pacific, Latin America, Europe and Canada.

Operating earnings in the third quarter of 2017 were $111.7 million with an operating margin of 9.8 percent, which included restructuring, exit and integration charges of $6.8 million. In the third quarter of 2016, the Company reported operating earnings of $122.5 million with an operating margin of 11.2 percent, which included restructuring, exit and integration charges of $2.4 million. The decrease in operating earnings reflected unfavorable changes in sales mix in the Boat and Fitness segments, higher restructuring, exit and integration charges, planned increases in growth investments and manufacturing inefficiencies in the Boat segment, including costs associated with the hurricane. These factors were partially offset by higher net sales and the favorable impact of foreign exchange.

Operating earnings in the first nine months of 2017 were $369.3 million with an operating margin of 10.1 percent, which included restructuring, exit and integration charges of $27.7 million. In the first nine months of 2016, the Company reported operating earnings of $380.4 million, which included restructuring, exit and integration charges of $8.8 million. The decline in operating earnings was due to the same factors described in the quarterly period above, except restructuring, exit and integration charges had a much greater unfavorable impact. Additionally, unfavorable warranty adjustments and legal costs in the second quarter negatively impacted the fiberglass sterndrive/inboard boat business.

Despite unanticipated headwinds, the Company continues to expect that 2017 will be another year of strong earnings performance with excellent cash flow generation. The Company is targeting approximately 7 percent net sales growth when compared with 2016, with a slightly lower growth rate in the fourth quarter. The Company's plan reflects the collective marine businesses continuing to generate solid top-line growth over the remainder of the year. The Fitness segment is expected to report fourth quarter sales growth consistent with third quarter growth.

The Company projects gross margin to be down for the year as a percentage of sales, however not to the same degree as the year-to-date comparisons. Operating margins are anticipated to decrease modestly, with operating leverage in the mid-to-high single digit range. The Company projects operating expenses, including research and development expenses, to be higher in 2017 when compared with 2016 as the Company continues to increase investment spending to support growth including new products, productivity initiatives and information technology. Operating expenses are projected to be slightly lower on a percentage of sales basis in 2017 versus 2016.

The Company is planning for its effective tax rate in 2017 to be approximately 27.5 percent on a GAAP basis and 28.0 to 28.5 percent, as adjusted, to exclude the impact of pension settlement charges, restructuring, exit and integration charges and special tax items. Effective tax rates are based on existing tax law and the adoption of recent accounting guidance related to net excess tax benefits or deficiencies resulting from share-based compensation activity.

Matters Affecting Comparability

Certain events have occurred during the three months and nine months ended September 30, 2017 and October 1, 2016 which the Company believes affect the comparability of the results of operations. The tables below summarize the impact of changes in currency exchange rates as well as the impact of recent acquisitions on the Company's net sales:

	Three Months Ended
	Net Sales		2017 vs. 2016
(in millions)	September 30, 2017	October 1, 2016	GAAP	Constant Currency	Acquisition Contribution
Marine Engine	$669.2	$625.7	7.0%	6.2%	0.9%
Boat	309.3	307.0	0.7%	0.2%	0.0%
Marine eliminations	(79.8)	(77.3)
Total Marine	898.7	855.4	5.1%	4.4%	0.7%

Fitness	242.8	237.6	2.2%	2.0%	2.2%
Total	$1,141.5	$1,093.0	4.4%	3.9%	1.0%

	Nine Months Ended
	Net Sales		2017 vs. 2016
(in millions)	September 30, 2017	October 1, 2016	GAAP	Constant Currency	Acquisition Contribution
Marine Engine	$2,067.2	$1,940.9	6.5%	6.5%	1.0%
Boat	1,104.1	1,011.9	9.1%	9.1%	0.9%
Marine eliminations	(246.4)	(233.0)
Total Marine	2,924.9	2,719.8	7.5%	7.5%	1.0%

Fitness	728.9	685.7	6.3%	6.7%	4.5%
Total	$3,653.8	$3,405.5	7.3%	7.4%	1.7%

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

Additionally, foreign exchange positively affected operating earnings comparisons by approximately $4 million in the third quarter of 2017 when compared with the third quarter of 2016. During the first nine months of 2017, operating earnings comparisons were negatively affected by foreign exchange by approximately $1 million when compared with the same prior year period. These estimates include the impact of translation on all sales and costs transacted in a currency other than the U.S. dollar, the impact of hedging activities and pricing actions in certain international markets in response to changes in the value of the U.S. dollar.

Acquisitions. The Company completed acquisitions throughout 2017 and 2016 that affect the comparability of net sales. The Company acquired Lankhorst Taselaar B.V. (Lankhorst Taselaar) in the third quarter of 2017 and acquired Cybex International, Inc. (Cybex), Thunder Jet Boats, Inc. (Thunder Jet), ICG and Payne's Marine Group (Payne's) in the first, second, third and fourth quarters of 2016, respectively. Refer to Note 3 – Acquisitions for further details on the 2017 acquisition and Note 4 in the Notes to Consolidated Financial Statements in the 2016 Form 10-K for further details on 2016 acquisitions.

Restructuring, exit and integration charges. The Company recorded restructuring, exit and integration charges of $6.8 million and $27.7 million in the three months and nine months ended September 30, 2017, respectively, compared with $2.4 million and $8.8 million of charges recorded in the three months and nine months ended October 1, 2016, respectively. Refer to Note 2 – Restructuring, Exit and Integration Activities for further information. The Company anticipates it will incur restructuring, exit and integration charges of approximately $33 to $34 million for the full year.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended:

	Three Months Ended		2017 vs. 2016		Nine Months Ended		2017 vs. 2016
(in millions, except per share data)	Sep 30, 2017	Oct 1, 2016	$ Change	% Change	Sep 30, 2017	Oct 1, 2016	$ Change	% Change
Net sales	$1,141.5	$1,093.0	$48.5	4.4%	$3,653.8	$3,405.5	$248.3	7.3%
Gross margin (A)	313.3	309.7	3.6	1.2%	982.3	945.1	37.2	3.9%
Restructuring, exit and integration charges	6.8	2.4	4.4	NM	27.7	8.8	18.9	NM
Operating earnings	111.7	122.5	(10.8)	(8.8)%	369.3	380.4	(11.1)	(2.9)%
Net earnings from continuing operations	79.0	85.3	(6.3)	(7.4)%	263.3	256.6	6.7	2.6%

Diluted earnings per common share from continuing operations	$0.88	$0.93	$(0.05)	(5.4)%	$2.91	$2.78	$0.13	4.7%

Expressed as a percentage of Net sales:
Gross margin	27.4%	28.3%		(90) bpts	26.9%	27.8%		(90) bpts
Selling, general and administrative expense	14.0%	13.8%		20 bpts	13.0%	13.3%		(30) bpts
Research and development expense	3.1%	3.2%		(10) bpts	3.0%	3.1%		(10) bpts
Restructuring, exit and integration Activities	0.6%	0.2%		40 bpts	0.8%	0.3%		50 bpts
Operating margin	9.8%	11.2%		(140) bpts	10.1%	11.2%		(110) bpts
__________

NM = not meaningful
bpts = basis points

(A)	Gross margin is defined as Net sales less Cost of sales as presented in the Condensed Consolidated Statements of Comprehensive Income.

Net sales increased during the third quarter of 2017 when compared with the third quarter of 2016. Marine Engine segment net sales increased due to strong growth in outboard engines and solid growth in marine parts and accessories businesses. Outboard engines benefited from a favorable retail environment, particularly for higher horsepower engines, and continued benefits from market share gains. The marine parts and accessories businesses benefited from recent acquisitions and new product launches, as well as the successful execution of the Company's international growth strategy. Net sales of sterndrive engines declined, reflecting unfavorable demand trends. Boat segment net sales increased slightly as strong growth in the aluminum outboard boat business was mostly offset by declines in large sterndrive/inboard boards. Additionally, production disruptions resulting from Hurricane Irma affected sales of products manufactured at the Company's Florida-based operations, particularly fiberglass outboard operations. Fitness segment net sales increased resulting from the ICG acquisition and reflected flat overall global market demand, with growth in sales to value-oriented clubs being offset by softness in sales to traditional clubs and other vertical markets. International net sales for the Company increased 8 percent in the third quarter of 2017 on a GAAP basis when compared with the third quarter of 2016. Excluding acquisitions, international sales increased 6 percent, driven by increases in Asia-Pacific, Europe, Latin America and Canada.

Net sales during the first nine months of 2017 increased 7 percent on a GAAP basis and 6 percent excluding the impact of acquisitions when compared with the same prior year period. The increases reflect the same factors as the quarterly period above, except there was strong sales growth in fiberglass outboard boats and Fitness segment international sales increased. International net sales increased 10 percent on a GAAP basis and increased 7 percent when excluding the impact of acquisitions. Increases were mainly driven by Asia-Pacific, Latin America, Europe and Canada.

Gross margin percentage was down in the third quarter of 2017 when compared with the same prior year period. The decrease in gross margin percentage reflected unfavorable changes in sales mix in the Boat and Fitness segments, manufacturing inefficiencies, including costs associated with the hurricane in the Boat segment, and challenging competitive dynamics in certain international markets in the Fitness segment. In the first nine months of 2017, gross margin percentage declined due to the same factors described above as well as unfavorable warranty adjustments in the fiberglass sterndrive/inboard boat business and changes in mix between segments.

Selling, general and administrative expenses increased overall and as a percentage of net sales during the third quarter of 2017, but decreased as a percentage of sales during the first nine months of 2017. Research and development remained relatively flat as a percentage of sales in both the third quarter and first nine months of 2017. Both line items reflect increased funding to support investments in new products and growth initiatives. Additionally, legal costs in the fiberglass sterndrive/inboard boat business increased during the first nine months of the year when compared with the same prior year period.

The Company recorded restructuring, exit and integration charges of $6.8 million and $27.7 million during the three months and nine months ended September 30, 2017, respectively, and recorded $2.4 million and $8.8 million of charges during the three months and nine months ended October 1, 2016, respectively. Refer to Note 2 – Restructuring, Exit and Integration Activities for further information.

The Company recorded Equity earnings of $1.5 million and $5.2 million in the three months and nine months ended September 30, 2017, respectively, which were mainly related to the Company's marine joint ventures. This compares with Equity earnings of $1.4 million and $3.2 million recorded in the three months and nine months ended October 1, 2016, respectively. The Company recognized $1.5 million and $6.0 million in Other income, net in the three months and nine months ended September 30, 2017, respectively. This compares with $0.8 million and $1.7 million recognized in Other income, net in the three months and nine months ended October 1, 2016, respectively. Other income, net primarily includes the amortization of deferred income related to a trademark licensing agreement with AMF Bowling Centers, Inc. as discussed in Note 2 in the Notes to Consolidated Financial Statements in the 2016 Form 10-K as well as remeasurement gains and losses resulting from changes in foreign currency rates.

Net interest expense was down for the three months and nine months ended September 30, 2017 when compared with the same prior year period.

The Company recognized an income tax provision from continuing operations for the three months and nine months ended September 30, 2017 of $30.0 million and $99.1 million, respectively, and included a net tax benefit of $0.8 million and $9.1 respectively, primarily associated with the net excess tax benefits related to share-based compensation which was recognized as an income tax benefit in accordance with recent changes in accounting guidance. The Company recognized an income tax provision from continuing operations for the three months and nine months ended October 1, 2016 of $32.8 million and $109.1 million, respectively, which included net tax benefits of $3.2 million and $3.3 million, respectively, mainly associated with the reassessment of tax reserves and favorable valuation allowance adjustments. The effective tax rate from continuing operations, which is calculated as the income tax provision as a percentage of pre-tax income, for the three months and nine months ended September 30, 2017 was 27.5 percent and 27.3 percent, respectively. The effective tax rate from continuing operations for the three months and nine months ended October 1, 2016 was 27.8 percent and 29.8 percent, respectively.

Due to the factors described in the preceding paragraphs, operating earnings, net earnings from continuing operations and diluted earnings per common share from continuing operations decreased during the third quarter of 2017. For the first nine months of 2017 when compared with the same prior year period, diluted earnings per common share from continuing operations and net earnings from continuing operations increased, while operating earnings decreased. Diluted earnings per common share from continuing operations also includes the benefits of common stock repurchases on shares outstanding.

Diluted earnings from continuing operations per common share, as adjusted to exclude the earnings per share impact for restructuring, exit and integration charges and special tax items, remained flat at $0.91 per share in both the third quarter of 2017 and 2016 due to the factors discussed in the preceding paragraphs. In the third quarters of 2017 and 2016, restructuring, exit and integration charges from continuing operations were $0.04 per share and $0.02 per share, respectively, and special tax items were a net benefit of $0.01 and $0.04, respectively.

In the first nine months of 2017, diluted earnings from continuing operations per common share, as adjusted, increased by $0.31 per share, or 11 percent, to $3.11 per share when compared with $2.80 per share for the same prior year period. The increase in diluted earnings per share from continuing operations, as adjusted, is due to the factors discussed in the preceding paragraphs. In the first nine months of 2017, restructuring, exit and integration charges were $0.21 per share and special tax items were a net benefit of $0.01 per share. In the first nine months of 2016, restructuring, exit and integration charges were $0.06 per share and special tax items were a net benefit of $0.04 per share.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the three months and nine months ended:

	Three Months Ended		2017 vs. 2016		Nine Months Ended		2017 vs. 2016
(in millions)	Sep 30, 2017	Oct 1, 2016	$ Change	% Change	Sep 30, 2017	Oct 1, 2016	$ Change	% Change
Net sales	$669.2	$625.7	$43.5	7.0%	$2,067.2	$1,940.9	$126.3	6.5%
Operating earnings	115.2	109.5	5.7	5.2%	351.9	326.8	25.1	7.7%
Operating margin	17.2%	17.5%		(30) bpts	17.0%	16.8%		20 bpts
__________

bpts = basis points

Net sales for the Marine Engine segment increased due to strong growth in outboard engines and solid growth in the marine parts and accessories businesses. Outboard engines benefited from a favorable retail environment, especially for higher horsepower engines, and continued benefits from market share gains. The marine parts and accessories businesses benefited from recent acquisitions and new product launches, as well as the successful execution of the Company's international growth strategy. Partially offsetting these factors was a decrease in sterndrive engine net sales due to the continuing shift to outboards which is resulting in unfavorable global retail demand trends. The revenues from acquired businesses, including Lankhorst Taselaar and Payne's, accounted for one percentage point of the Marine Engine segment's overall revenue growth rate in the third quarter of 2017. International net sales were 30 percent of the segment's net sales in the third quarter of 2017, and increased 14 percent from the prior year on a GAAP basis. On a constant currency basis and excluding acquisitions, international net sales increased 9 percent, which included increases across all regions, particularly Asia-Pacific and Africa and the Middle East.

Net sales for the Marine Engine segment increased in the first nine months of 2017 when compared with the same prior year period due to the same factors described in the quarterly period above. International net sales were 30 percent of the segment's net sales in the first nine months of 2017, and increased 11 percent from the prior year on a GAAP basis. On a constant currency basis and excluding acquisitions, international net sales increased 8 percent with increases across all regions, particularly Asia-Pacific and Europe.

Marine Engine segment operating earnings increased in the third quarter of 2017 when compared with the same prior year period as a result of higher net sales, improved cost efficiencies and favorable impacts from foreign exchange, partially offset by planned increases in growth related investments in advance of new product introductions. Operating earnings for the nine months ended increased when compared with the same prior year period due to the same factors described in the quarterly period, except foreign exchange had an unfavorable impact.

Boat Segment

The following table sets forth Boat segment results for the three months and nine months ended:

	Three Months Ended		2017 vs. 2016		Nine Months Ended		2017 vs. 2016
(in millions)	Sep 30, 2017	Oct 1, 2016	$ Change	% Change	Sep 30, 2017	Oct 1, 2016	$ Change	% Change
Net sales	$309.3	$307.0	$2.3	0.7%	$1,104.1	$1,011.9	$92.2	9.1%
Restructuring, exit and integration charges	—	—	—	NM	11.6	—	11.6	NM
Operating earnings	0.1	6.8	(6.7)	(98.5)%	28.0	45.9	(17.9)	(39.0)%
Operating margin	0.0%	2.2%		(220) bpts	2.5%	4.5%		(200) bpts
__________

NM = not meaningful
bpts = basis points

Boat segment net sales increased slightly in the third quarter of 2017 when compared with the third quarter of 2016 due to strong growth in the aluminum outboard boat business, which benefited from solid market growth and higher production levels of pontoon boats. Sales increases were mostly offset by demand-related production reductions in the large sterndrive/inboard boat category. Additionally, production disruptions resulting from Hurricane Irma affected sales of products manufactured at the Company's Florida-based operations, particularly fiberglass outboard boat operations. Average selling prices were slightly lower, as benefits from the continued migration to boats with more content and higher horsepower engines were more than offset by a shift in mix between boat categories, reflecting the factors impacting sales comparisons. The segment also benefited from increased wholesale unit demand. International net sales were 22 percent of the segment's net sales in the third quarter of 2017, and increased 8 percent from the prior year on a GAAP basis and increased 5 percent on a constant currency basis. Sales increases in Europe and Canada were partially offset by declines in Africa and the Middle East and Asia-Pacific.

Boat segment net sales increased in the first nine months of 2017 when compared with the same prior year period due to the same factors described in the quarterly period above, except average selling prices were up slightly and an acquired business, Thunder Jet, accounted for one percentage point of the Boat segment's overall revenue growth rate. International net sales were 25 percent of the segment's net sales in the first nine months of 2017, and increased 9 percent from the prior year on a GAAP basis. On a constant currency basis and excluding acquisitions, international net sales increased 8 percent as increases in Europe, Canada and Latin America were partially offset by declines in Africa and the Middle East and Asia-Pacific.

Boat segment operating earnings decreased in the third quarter of 2017 when compared with the third quarter of 2016. Benefits from slightly higher sales were more than offset by unfavorable changes in sales mix as well as manufacturing inefficiencies, including costs associated with the hurricane.

Boat segment operating earnings decreased in the first nine months of 2017 compared with 2016 due to the same factors discussed for the quarterly period above as well as higher restructuring, exit and integration charges and operating losses mostly associated with the closure of the manufacturing facility in Brazil, unfavorable warranty adjustments related to larger boats and litigation costs in the fiberglass sterndrive/inboard boats business as well as higher commodity costs in the first quarter of 2017 that affected our aluminum boat business.

Fitness Segment

The following table sets forth Fitness segment results for the three months and nine months ended:

	Three Months Ended		2017 vs. 2016		Nine Months Ended		2017 vs. 2016
(in millions)	Sep 30, 2017	Oct 1, 2016	$ Change	% Change	Sep 30, 2017	Oct 1, 2016	$ Change	% Change
Net sales	$242.8	$237.6	$5.2	2.2%	$728.9	$685.7	$43.2	6.3%
Restructuring, exit and integration charges	6.8	2.4	4.4	NM	13.7	8.8	4.9	55.7%
Operating earnings	19.4	29.1	(9.7)	(33.3)%	56.2	73.3	(17.1)	(23.3)%
Operating margin	8.0%	12.2%		(420) bpts	7.7%	10.7%		(300) bpts
__________

bpts = basis points
NM = not meaningful

Fitness segment net sales increased primarily due to the ICG acquisition, which contributed 2 percent to the segment's growth rate in the quarter. Excluding the impact of acquisitions, Fitness revenues reflected flat overall global market demand, with growth in sales to value-oriented clubs being offset by softness in sales to traditional clubs and other vertical markets. International net sales were 47 percent of the segment's net sales in the third quarter of 2017 and decreased one percent compared with the same prior year period on a GAAP basis. On a constant currency basis and excluding acquisitions, the segment's international net sales decreased 4 percent when compared with the same prior year period as a result of declines in Europe, Africa and the Middle East and Canada, partially offset by increases in Latin America and Asia-Pacific.

Net sales increased in the first nine months of 2017 when compared with the same prior year period due to the same factors described in the quarterly period above, except net sales increased 2 percent excluding the impact of acquisitions. The ICG and Cybex acquisitions accounted for 4 percentage points of the segment's overall revenue growth rate. International net sales were 47 percent of the segment's net sales in the first nine months of 2017 and increased 8 percent compared with the same prior year period on a GAAP basis. On a constant currency basis and excluding acquisitions, the segment's international net sales increased 4 percent in the first nine months of 2017 as sales increases in Asia-Pacific and Latin America were partially offset by decreases in Europe and Canada.

Fitness segment operating earnings decreased in the third quarter of 2017 resulting from lower margins, reflecting higher restructuring, exit and integration charges, more challenging competitive dynamics in certain international markets and unfavorable changes in sales mix, which more than offset benefits from acquisitions and cost reduction efforts.

Operating earnings decreased for the nine months ended 2017 as a result of the same factors described in the quarterly period above. Additionally, planned costs associated with capacity expansions, new product introductions and manufacturing facility transitions, the net unfavorable impacts of non-recurring adjustments in the second quarter of both 2017 and 2016 as well as the unfavorable impact of foreign exchange also affected operating earnings. The non-recurring items related to an unfavorable liability adjustment in 2017 and the favorable resolution of a claim in 2016.

Corporate/Other

The following table sets forth Corporate/Other results for the three months and nine months ended:

	Three Months Ended		2017 vs. 2016		Nine Months Ended		2017 vs. 2016
(in millions)	Sep 30, 2017	Oct 1, 2016	$ Change	% Change	Sep 30, 2017	Oct 1, 2016	$ Change	% Change
Restructuring, exit and integration charges	$—	$—	$—	NM	$2.4	$—	$2.4	NM
Operating loss	(20.7)	(19.3)	(1.4)	(7.3)%	(59.8)	(54.6)	(5.2)	(9.5)%
__________

NM = not meaningful

Corporate operating expenses increased in the third quarter and nine months ended 2017 primarily due to project spending related to growth initiatives. Operating expenses for the nine months ended 2017 also increased due to restructuring, exit and integration charges recorded in the first quarter.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the nine months ended:

(in millions)	September 30, 2017	October 1, 2016
Net cash provided by operating activities of continuing operations	$255.1	$293.2
Net cash provided by (used for):
Capital expenditures	(153.4)	(131.9)
Proceeds from the sale of property, plant and equipment	8.0	1.7
Effect of exchange rate changes	9.0	5.6
Total free cash flow from continuing operations (A)	$118.7	$168.6
__________

(A) The Company defines “Free cash flow from continuing operations” as cash flow from operating and investing activities of continuing operations (excluding cash provided by or used for acquisitions, investments, purchases or sales/maturities of marketable securities and other investing activities) and the effect of exchange rate changes on cash and cash equivalents. Free cash flow from continuing operations is not intended as an alternative measure of cash flow from operations, as determined in accordance with GAAP in the United States. The Company uses this financial measure both in presenting its results to shareholders and the investment community and in its internal evaluation and management of its businesses. Management believes that this financial measure and the information it provides are useful to investors because it permits investors to view Brunswick’s performance using the same tool that management uses to gauge progress in achieving its goals. Management believes that the non-GAAP financial measure “Free cash flow from continuing operations” is also useful to investors because it is an indication of cash flow that may be available to fund investments in future growth initiatives.

Brunswick’s major sources of funds for investments, acquisitions, dividend payments and share repurchase programs are cash generated from operating activities, available cash and marketable securities balances and potential borrowings. The Company evaluates potential acquisitions, divestitures and joint ventures in the ordinary course of business.

2017 Cash Flow

In the first nine months of 2017, net cash provided by operating activities of continuing operations totaled $255.1 million. The primary driver of the cash provided by operating activities was net earnings from continuing operations net of non-cash expense items, partially offset by a seasonal increase in working capital. Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Condensed Consolidated Balance Sheets, excluding the impact of acquisitions and non-cash adjustments. Net inventories increased by $90.7 million, primarily driven by increases to support higher sales volumes, along with new product transitions in the Fitness segment and the impact of Hurricane Irma on boat operations. Accounts and notes receivable increased $51.4 million due primarily to normal seasonal changes in net sales and timing of collections. Partially offsetting these items was an increase in Accrued expenses of $28.5 million, primarily driven by payroll timing, partially offset by the payment of the prior year's variable compensation and deferred compensation, which had been accrued as of December 31, 2016. Accounts payable increased $11.7 million due to normal volume increases.

Net cash used for investing activities of continuing operations during the first nine months of 2017 totaled $121.9 million, which included capital expenditures of $153.4 million. The Company's capital spending is focused on new product introductions and capacity expansion projects in all segments. Cash paid for the acquisition of Lankhorst Taselaar, net of cash acquired, was $15.5 million. Net cash used for investing activities also included net proceeds from maturities of marketable securities of $35.0 million and proceeds from the sale of property, plant and equipment of $8.0 million.

Net cash used for financing activities of continuing operations was $173.7 million during the first nine months of 2017. The cash outflow included common stock repurchase activity and cash dividends paid to common shareholders.

2016 Cash Flow

In the first nine months of 2016, net cash provided by operating activities of continuing operations totaled $293.2 million. The primary driver of the cash provided by operating activities was net earnings from continuing operations net of non-cash expense items. An increase in working capital had a negative effect on net cash provided by operating activities. Net inventories increased by $45.7 million during the first nine months of 2016 due to increases in production to support higher sales volumes. Accrued expenses decreased $26.0 million during the first nine months of 2016, which included the impact of the payments of the prior year's variable compensation and deferred compensation, which had been accrued as of December 31, 2015, as well as the timing of certain accruals. Accounts and notes receivable increased $24.0 million during the first nine months of 2016, due primarily to normal seasonal changes in net sales in the Marine Engine segment and timing of collections. Partially offsetting these items was an increase in Accounts payable of $22.0 million, which was the result of increased domestic production in the Company's Marine Engine segment and timing of payments.

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

Net cash used for financing activities of continuing operations was $137.7 million during the first nine months of 2016. The cash outflow included common stock repurchase activity and cash dividends paid to common shareholders.

Liquidity and Capital Resources

The Company views its highly liquid assets as of September 30, 2017, December 31, 2016, and October 1, 2016 as:

(in millions)	September 30, 2017	December 31, 2016	October 1, 2016
Cash and cash equivalents	$391.1	$422.4	$437.2
Short-term investments in marketable securities	0.8	35.8	0.8
Total cash, cash equivalents and marketable securities	$391.9	$458.2	$438.0

The following table sets forth an analysis of total liquidity as of September 30, 2017, December 31, 2016, and October 1, 2016:

(in millions)	September 30, 2017	December 31, 2016	October 1, 2016
Cash, cash equivalents and marketable securities	$391.9	$458.2	$438.0
Amounts available under lending facility(A)	295.7	295.7	295.7
Total liquidity (B)	$687.6	$753.9	$733.7

(A) In June 2016, the Company amended and restated its existing credit agreement, dated as of March 2011, as amended and restated as of June 2014. See Note 14 – Debt in the Notes to Condensed Consolidated Financial Statements for further details on the Company's lending facility.
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

Cash, cash equivalents and marketable securities totaled $391.9 million as of September 30, 2017, a decrease of $66.3 million from $458.2 million as of December 31, 2016, and a decrease of $46.1 million from $438.0 million as of October 1, 2016. Total debt as of September 30, 2017, December 31, 2016 and October 1, 2016 was $441.8 million, $442.4 million and $452.2 million, respectively. The Company's debt-to-capitalization ratio was 22.0 percent as of September 30, 2017, down from 23.5 percent as of December 31, 2016 and from 24.0 percent as of October 1, 2016.

Management believes that the Company has adequate sources of liquidity to meet the Company's short-term and long-term needs. The next significant long-term debt maturity is not until 2021.

The Company has executed share repurchases against authorizations approved by the Board of Directors in 2014 and 2016. In 2017, the Company repurchased $120 million of stock under these authorizations and, as of September 30, 2017, the remaining authorization was $120 million.

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

The Company contributed $55.0 million and $70.0 million to its qualified pension plans in the first nine months of 2017 and 2016, respectively, and expects to make additional contributions of $15 million during 2017. In the fourth quarter of 2017, the Company made settlement payments from plan assets to purchase group annuity contracts to cover future benefit payments relating to the Brunswick Pension Plan For Hourly Bargaining Unit Employees and the Brunswick Pension Plan For Salaried Employees; plan assets were also used to purchase group annuity contracts to cover future benefit payments as well as lump-sum benefit payments to certain participants related to the previously announced terminations of the Brunswick Pension Plan For Hourly Employees and the Brunswick Pension Plan For Hourly Wage Employees. The Company expects to incur a total settlement loss of approximately $90 million to $105 million in the fourth quarter of 2017 in conjunction with these actions. Refer to Note 15 – Subsequent Events for further details.

The Company also contributed $3.1 million and $2.7 million to fund benefit payments in its nonqualified pension plan during the first nine months of 2017 and 2016, respectively, and expects to contribute approximately $1 million of additional funding to the plan through the remainder of 2017. Company contributions are subject to change based on market conditions, pension funding regulations and Company discretion.

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

Recent Accounting Pronouncements

See Note 1 – Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements for the recent accounting pronouncements that have been adopted during the nine months ended September 30, 2017, or will be adopted in future periods.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has executed share repurchases against authorization approved by the Board of Directors in 2014 and 2016. In 2017, the Company repurchased $120 million of stock under these authorizations and as of September 30, 2017, the remaining authorization was $120 million.

During the three months ended September 30, 2017, the Company repurchased the following shares of its common stock:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Amount of Dollars that May Yet Be Used to Purchase Shares Under the Program
July 2 to July 29	81,186	$61.59	81,186
July 30 to August 26	631,010	53.88	631,010
August 27 to September 30	395,412	53.11	395,412
Total	1,107,608	$54.17	1,107,608	$119,796,620

Item 6.    Exhibits

31.1	Certification of CEO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUNSWICK CORPORATION
November 1, 2017	By:	/s/ DANIEL J. TANNER
Daniel J. Tanner
Vice President and Controller*

*Mr. Tanner is signing this report both as a duly authorized officer and as the principal accounting officer.