Form 10-K
period 2017-12-31
BRUNSWICK CORP
filed 2018-02-20
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2017
 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 Commission file number 1-1043
____________

Brunswick Corporation

(Exact name of registrant as specified in its charter)

Delaware	36-0848180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
26125 N. Riverwoods Boulevard, Mettawa, Illinois 60045-3420
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock of the registrant held by non-affiliates was $5,529,598,814. Such number excludes stock beneficially owned by officers and directors. This does not constitute an admission that they are affiliates.

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of February 16, 2018 was 87,557,279.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Report on Form 10-K incorporates by reference certain information that will be set forth in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 2, 2018.

BRUNSWICK CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
December 31, 2017

PART I

Item 1. Business

Brunswick Corporation is a Delaware corporation incorporated on December 31, 1907. We are a leading global designer, manufacturer, and marketer of recreation products including marine engines, boats, fitness equipment, and active recreation products. Our engine-related products include: outboard, sterndrive, and inboard engines; trolling motors; propellers; engine control systems; and marine parts and accessories. We make fiberglass pleasure, sport cruiser, sport fishing and center-console, offshore fishing, aluminum and fiberglass fishing, pontoon, utility, deck, inflatable, and heavy-gauge aluminum boats. Our fitness products include cardiovascular and strength training equipment for both the commercial and consumer markets. We also sell products for active aging and rehabilitation, a complete line of billiards tables, and other game room tables and accessories.

In 2017, we continued to successfully execute our growth strategy, investing in new products as well as productivity and efficiency initiatives. We expect to continue our focus on growth in 2018, emphasizing continued product leadership, targeted acquisitions, and other growth-related investments, including using digital technology to improve service offerings. In the longer term, our strategy remains consistent: to design, develop, and introduce high-quality products featuring innovative technology and styling; to distribute products through a model that benefits our partners - dealers and distributors; to provide world-class service to our customers; to develop and maintain low-cost manufacturing processes, and to continually improve productivity and efficiency; to manufacture and distribute products globally with local and regional styling; to continue implementing our capital strategy, which includes maintaining strong cash and liquidity positions, allocating capital to organic growth initiatives and strategic acquisition opportunities, funding pension obligations, and continuing to return capital to shareholders through dividends and share repurchases; and to attract and retain skilled employees. These strategic objectives support our plans to grow by expanding our existing businesses. Our primary objective is to enhance shareholder value by achieving returns on investments that exceed our cost of capital.

Refer to Note 6 – Segment Information and Note 2 – Discontinued Operations in the Notes to Consolidated Financial Statements for additional information regarding our segments and discontinued operations, including net sales, operating earnings, and total assets by segment.

Marine Engine Segment

The Marine Engine segment, which had net sales of $2,631.8 million in 2017, consists of the Mercury Marine Group (Mercury Marine). We believe our Marine Engine segment is a world leader in the manufacturing and sale of recreational marine engines and marine parts and accessories.

Mercury Marine manufactures and markets a full range of outboard, sterndrive, and inboard engine and propulsion systems under, among other brand names, the Mercury, Mercury MerCruiser, Mariner, Mercury Racing, and Mercury Diesel brands. In addition, Mercury Marine manufactures and markets parts and accessories under the Quicksilver, Mercury Precision Parts, Mercury Propellers, Attwood, Garelick, Whale, BLA, FulTyme RV, Talamex, Besto, Seachoice, and MotorGuide brand names, including marine electronics and control integration systems, steering systems, instruments, controls, propellers, trolling motors, fuel systems, service parts, and lubricants. Mercury Marine supplies integrated, high-speed diesel propulsion systems to the worldwide recreational and commercial marine markets. To promote advanced propulsion systems with improved handling, performance, and efficiency, Mercury Marine also manufactures and markets advanced boat steering and engine control systems.

Mercury Marine's outboard, sterndrive, and inboard engines are sold to independent boat builders, local, state, and foreign governments, and to Brunswick's Boat segment. In addition, Mercury Marine sells outboard engines through a global network of more than 6,000 marine dealers and distributors, specialty marine retailers, and marine service centers. White River Marine Group, LLC and its subsidiaries (including Tracker and Ranger Boats) is Mercury Marine’s most significant external customer.

Mercury Marine manufactures four-stroke outboard engine models ranging from 2.5 to 400 horsepower and two-stroke OptiMax outboard engines, all of which feature Mercury's direct fuel injection (DFI) technology, ranging from 150 to 300 horsepower. All of these low-emission engines are in compliance with applicable U.S. Environmental Protection Agency (EPA) requirements. Mercury Marine's four-stroke outboard engines include Verado, a collection of supercharged outboards ranging from 175 to 400 horsepower, and Mercury Marine's naturally aspirated four-stroke outboards, ranging from 2.5 to 150 horsepower. Mercury Marine and Mercury Racing manufacture inboard and sterndrive engine models ranging from 115 to 1,750 horsepower. Mercury Marine also manufactures two-stroke, non-DFI engines for certain markets outside the United States. In addition, most of Mercury's sterndrive and inboard engines are now available with catalyst exhaust treatment and monitoring systems, and all are compliant with applicable U.S. state and federal environmental regulations. Mercury also makes engines that comply with global emissions and noise regulations.

Mercury continues to develop and integrate innovative technology to enhance the boating experience, including through Mercury VesselView and VesselView Mobile, a connected propulsion system and mobile application that allow customers to display engine information, speed, trim, and more, joystick controls for multi-engine boats, and Active Trim, an intuitive, hands-free system that continually adjusts engine trim based on changes in boat speed to improve performance, fuel economy, and ease of operation.

Mercury Marine produces its gasoline sterndrive and outboard engines domestically in Fond du Lac, Wisconsin, with outboard engines also produced internationally in China and Japan. Mercury Marine manufactures 40, 50 and 60 horsepower four-stroke outboard engines in a facility in China, and produces smaller outboard engines in Japan pursuant to a joint venture with its partner, Tohatsu Corporation. Mercury Marine sources engine components from a global supply base and manufactures additional engine component parts at its Fond du Lac facility and plants in Florida and Mexico. Mercury Marine also operates a remanufacturing business for engines and service parts in Wisconsin. In addition, Mercury Marine has an equity ownership interest in Bella-Veneet Oy, which manufactures boats under the brand names Bella, Flipper, and Aquador in Finland.

For the seventh consecutive year, the Wisconsin Sustainable Business Council awarded Mercury a “Green Masters” designation, a program measuring a broad range of sustainability issues ranging from energy and water conservation to waste management, community outreach, and education. The designation highlights Mercury's commitment to sustainability as discussed in its 2017 Sustainability Report, detailing specific goals related to energy, environment, products, and people, all of which goals Mercury has met or exceeded. In addition to its fuel-efficient products, water, and energy conservation programs, Mercury installed a new solar panel roof at its European headquarters located in Petit-Rechain, Belgium, in 2017.

Mercury's parts and accessories distribution and products businesses include: Land 'N' Sea, Kellogg Marine Supply, Lankhorst Taselaar, Payne's Marine, BLA, Attwood, Garelick Mfg. Co., and Whale. These businesses are leading manufacturers and distributors of marine parts and accessories throughout North America, Europe, and Asia-Pacific, offering same-day or next-day delivery service to a broad array of marine service facilities.

On September 1, 2017, Brunswick acquired 100 percent of Lankhorst Taselaar B.V. (Lankhorst Taselaar), a leading marine parts and accessories distribution company based in the Netherlands and Germany. The acquisition augments the marine parts and accessories businesses through a broader product line and an expanded distribution network.
Intercompany sales to Brunswick's Boat segment represented approximately 10 percent of Mercury Marine's sales in 2017. Domestic demand for the Marine Engine segment's products is seasonal, with sales generally highest in the second calendar quarter of the year.

Boat Segment

The Boat segment consists of the Brunswick Boat Group (Boat Group), which manufactures and markets the following types of boats: fiberglass pleasure, sport cruiser, sport fishing and center-console, offshore fishing, aluminum and fiberglass fishing, pontoon, utility, deck, inflatable, and heavy-gauge aluminum. We believe that the Boat Group, which had net sales of $1,103.0 million during 2017, is a world leader in the manufacturing and sale of pleasure motorboats.

The Boat Group manages Brunswick's boat brands; evaluates and optimizes the Boat segment's boat portfolio; promotes recreational boating services and activities to enhance the consumer experience and dealer profitability; and speeds the introduction of new technologies into boat manufacturing and design processes.

The Boat Group includes the following boat brands: Bayliner sport cruisers, runabouts, and Heyday wake boats; Boston Whaler fiberglass offshore boats; Lund fiberglass fishing boats; Crestliner, Cypress Cay, Harris, Lowe, Lund, and Princecraft aluminum fishing, utility, pontoon boats, and deck boats; and Thunder Jet heavy-gauge aluminum boats. The Boat Group also includes a commercial and governmental sales unit that sells products to commercial customers, as well as to the United States government and state, local, and foreign governments. The Boat Group procures most of its outboard engines, gasoline sterndrive engines, and gasoline inboard engines from Brunswick's Marine Engine segment.

The Boat Group also includes several Brunswick boat brands based in Europe and Asia-Pacific, such as Quicksilver, Uttern, and Rayglass (including Protector and Legend), which are typically equipped with Mercury Marine engines and often include other parts and accessories supplied by Mercury Marine.

The Boat Group operates manufacturing facilities in Florida, Indiana, Minnesota, Missouri, Washington, Canada, Mexico, New Zealand, and Portugal, and owns an inactive manufacturing facility in North Carolina. The Boat Group utilizes several contract manufacturing facilities in Poland and Croatia.

The Boat Group sells its products through a global network of more than 2,000 dealers and distributors, with some dealer locations carrying more than one of Brunswick's boat brands. Sales to the Boat Group's largest dealer, MarineMax, Inc., which has multiple locations and carries a number of the Boat Group's product lines, represented approximately 16 percent of Boat Group sales in 2017. Domestic demand for pleasure boats is seasonal, with sales generally highest in the second calendar quarter of the year.

Fitness Segment

Our Fitness segment is comprised of the Fitness division (Fitness), which designs, manufactures, and markets a full line of reliable, high-quality cardiovascular fitness equipment (including treadmills, total body cross-trainers, stair climbers, and stationary exercise bicycles) and strength-training equipment under the Life Fitness, Hammer Strength, Cybex, Indoor Cycling Group, and SCIFIT brands. The Fitness segment also includes our active recreation business, including billiards tables, accessories, and game room furniture.

We believe that our Fitness segment, which had net sales of $1,033.7 million during 2017, is the world's largest manufacturer of commercial fitness equipment and a leading manufacturer of high-quality consumer fitness equipment. Fitness' commercial customers include health clubs, corporations, schools and universities, hotels, professional and collegiate sports teams, retirement and assisted living facilities, and the military and governmental agencies. Planet Fitness Inc. is the segment's most significant customer. Fitness makes commercial sales through its direct sales force, domestic dealers, and international distributors. Consumer products are available at specialty retailers, select mass merchants, sporting goods stores, through international distributors, and on the Life Fitness website.

The billiards business was established in 1845 and is Brunswick's heritage business. The billiards business designs and markets billiards tables, table tennis tables, and Air Hockey tables, as well as game room furniture and related accessories, under the Brunswick and Contender brands.

The Fitness segment's principal manufacturing facilities are located in Illinois, Kentucky, Minnesota, Oklahoma, Wisconsin, and Hungary, with principal third party contract manufacturing partners in China and Taiwan. Fitness distributes its products worldwide from regional warehouses and production facilities. Demand for Fitness products is seasonal, with sales generally highest in the fourth quarter of the year.

Discontinued Operations

On December 5, 2017, the Board of Directors authorized the Company to exit its Sea Ray businesses, including the Meridian brand, as a result of, among other things, a change in strategic direction and a review of the expected future cash flows, market conditions, and business trends. As a result, these businesses, which were previously reported in the Company's Boat segment, are being reported as discontinued operations in the Consolidated Statements of Operations for all periods presented.

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

Financial Services

Through our Brunswick Financial Services Corporation subsidiary, we own a 49 percent interest in a joint venture, Brunswick Acceptance Company, LLC (BAC). Under the terms of the joint venture agreement, BAC provides secured wholesale inventory floorplan financing to our boat and engine dealers. A subsidiary of Wells Fargo & Company owns the remaining 51 percent.

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

Distribution

We utilize independent distributors, dealers, and retailers (Dealers) for the majority of our boat sales and significant portions of our sales of marine engine, fitness, and billiards products. We have over 16,000 Dealers serving our business segments worldwide. Our marine Dealers typically carry one or more of the following product categories: boats, engines, and related parts and accessories.

We own Land 'N' Sea, Kellogg Marine Supply, and Payne's Marine Group, which comprise the primary parts and accessories distribution platforms for our Marine Engine segment in North America. We believe that these businesses, collectively, are the leading distributors of marine parts and accessories throughout North America, with 20 distribution warehouses located throughout the United States and Canada offering same-day or next-day delivery service to a broad array of marine service facilities and Dealers. We also believe we are the leading parts and accessories distributor in the Asia-Pacific region.

Our Dealers are independent companies or proprietors that range in size from small, family-owned businesses to a large, publicly-traded corporation with substantial revenues and multiple locations. Some Dealers sell our products exclusively, while a majority also carry competitors' and complementary products. We partner with our boat dealer network to improve quality, service, distribution, and delivery of parts and accessories to enhance the boating customer's experience.

Demand for a significant portion of our products is seasonal, and a number of our Dealers are relatively small and/or highly-leveraged. As a result, many Dealers secure floor plan financing from BAC or other third party finance companies, enabling them to provide stable channels for our products. In addition to the financing BAC offers, we may also provide our Dealers with incentive programs, loan guarantees, inventory repurchase commitments, and financing receivable arrangements, under which we are obligated to repurchase inventory or receivables from a finance company in the event of a Dealer's default. We believe that these arrangements are in our best interest; however, these arrangements expose us to credit and business risk. Our business units, along with BAC, maintain active credit operations to manage this financial exposure, and we continually seek opportunities to sustain and improve the financial health of our various distribution channel partners. Refer to Note 8 – Financing Receivables and Note 13 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for further discussion of these arrangements.

Technology

As part of our continuing effort to provide customer value, Brunswick has invested in a variety of technology solutions to further improve customer interaction with our products. In 2017, we entered into a joint venture with TechNexus Holdings, LLC to identify and incubate innovative start-up ventures with strategic marine and fitness applications to help drive long-term growth. In addition, in 2018 we launched Nautic-ON, a smart technology and service system that helps boaters stay connected with their boats remotely, monitoring engine status, battery and bilge pump, and other advanced features.

Fitness is focused on allowing digital partners to become a key part of the fitness ecosystem, as well as the development of digital solutions focused on driving improved customer outcomes and creating business intelligence, personalized experiences, and commercial impact. Technology within the Fitness segment includes the LFconnect mobile application, which allows smart devices to interact with compatible Life Fitness equipment and track progress, personalize workouts, and provide motivation and engagement.

International Operations

Non-U.S. sales are set forth in Note 6 – Segment Information in the Notes to Consolidated Financial Statements and are also included in the table below, which details our non-U.S. sales by region:

(in millions)	2017	2016	2015
Europe	$591.8	$555.0	$490.7
Asia-Pacific	398.6	352.7	302.5
Canada	293.0	255.5	253.3
Latin America	159.6	144.0	169.3
Africa & Middle East	94.1	84.5	89.6
Total	$1,537.1	$1,391.7	$1,305.4
Total International Sales as a Percentage of Net Sales	34%	34%	35%

We transact a portion of our sales in non-U.S. markets in local currencies, while a meaningful portion of our product costs are denominated in U.S. dollars as a result of our U.S. manufacturing operations. As a result, the strengthening or weakening of the U.S. dollar affects the financial results of our non-U.S. operations.

Marine Engine segment non-U.S. sales represented approximately 50 percent of our non-U.S. sales in 2017. The segment's principal non-U.S. operations include the following:

•	Distribution, sales, service, and applications engineering offices in Australia, Belgium, Brazil, Canada, China, the Netherlands, New Zealand, and Singapore;

•	Sales or representative offices in Dubai, Finland, France, Italy, Japan, Norway, Russia, Sweden, and Switzerland;

•	A component manufacturing facility in Mexico;

•	An outboard engine assembly plant in Suzhou, China;

•	An outboard engine assembly plant operated by a joint venture in Japan; and

•	A parts and accessories manufacturing facility in Northern Ireland.

Boat segment non-U.S. sales comprised approximately 19 percent of our non-U.S. sales in 2017. The Boat Group manufactures or assembles a portion of its products in Canada, Mexico, New Zealand, and Portugal, as well as in boat plants owned and operated by third parties in Croatia and Poland that perform contract manufacturing for us, which are sold mostly in international markets through Dealers. The Boat Group has sales or import offices in Belgium, Canada, France, Germany, Italy, the Netherlands, New Zealand, Norway, Poland, and Sweden.

Fitness segment non-U.S. sales comprised approximately 31 percent of our non-U.S. sales in 2017. Fitness sells its products worldwide and has sales and distribution centers in Brazil, Germany, Hong Kong, Japan, the Netherlands, Spain, and the United Kingdom. The Fitness segment manufactures strength-training equipment and select lines of cardiovascular equipment in Hungary for its international markets, and has relationships with third-party contract manufacturing partners in China and Taiwan.

Raw Materials and Supplies

We purchase a wide variety of raw materials from our supplier base, including commodities such as aluminum, resins, oil, and steel, as well as product parts and components, such as engine blocks and boat windshields. The prices for these raw materials, parts, and components fluctuate depending on market conditions. Significant increases in the cost of such materials would raise our production costs, which could reduce profitability if we did not recoup the increased costs through higher product prices.

As our manufacturing operations continued to raise production levels in 2017, our need for raw materials and supplies also increased. During 2017, we experienced some shortages or delayed delivery of certain materials, parts, and supplies essential to our manufacturing operations, although such shortages did not materially impact operations. We have addressed and will continue to address this issue by identifying alternative suppliers, working to secure adequate inventories of critical supplies, and continually monitoring the capabilities of our supplier base. In 2018, we anticipate our suppliers will need to increase their manufacturing capacity and investments to meet the rising demand for their products and, in many cases, may need to hire additional workers in order to fulfill the orders placed by us and other customers.

We also continue to expand our global procurement operations to better leverage purchasing power across our divisions and to improve supply chain and cost efficiencies. We mitigate commodity price risk on certain raw material purchases by entering into fixed priced contracts or derivatives to mitigate exposure related to changes in commodity prices.

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

In the Marine Engine segment, patent rights principally relate to features of outboard engines and inboard-outboard drives, hybrid drives, and pod drives, including: die-cast powerheads; cooling and exhaust systems; drivetrain, clutch, and gearshift mechanisms; boat/engine mountings; shock-absorbing tilt mechanisms; ignition systems; propellers; marine vessel control systems; fuel and oil injection systems; supercharged engines; outboard mid-section structures; segmented cowls; hydraulic trim, tilt and steering; screw compressor charge air cooling systems; a range of proprietary metal alloys; and airflow silencers.

In the Boat segment, patent rights principally relate to processes for manufacturing fiberglass hulls, decks, and components for boat products, as well as patent rights related to boat features and components.

In the Fitness segment, patent rights principally relate to fitness equipment designs and components, including patents covering internal processes, programming functions, displays, design features and styling, as well as billiards table designs and components.

The following are our principal trademarks:

Marine Engine Segment: Attwood, Axius, FulTyme RV, Garelick, Kellogg Marine Supply, Land 'N' Sea, Mariner, MerCruiser, Mercury, Mercury Marine, Mercury Precision Parts, Mercury Propellers, Mercury Racing, MotorGuide, OptiMax, Quicksilver, Seachoice, SeaPro, SmartCraft, Sport-Jet, Swivl-Eze, Talamex, Valiant, Verado, Whale, and Zeus.

Boat Segment: Bayliner, Boston Whaler, Crestliner, Cypress Cay, Harris, Heyday, Lowe, Lund, Master Dealer, Meridian, Princecraft, Protector, Quicksilver, Rayglass, Sea Ray, Thunder Jet, and Uttern.

Fitness Segment: Air Hockey, Brunswick, Contender, Cybex, Flex Deck, Gold Crown, Hammer Strength, Indoor Cycling Group, Lifecycle, Life Fitness, and SCIFIT.

Competitive Conditions and Position

We believe that we have a reputation for quality in each of our highly competitive lines of business. We compete in various markets by: utilizing efficient production techniques; developing and strengthening our leading brands; developing and promoting innovative technological advancements; undertaking effective marketing, advertising, and sales efforts; providing high-quality, innovative products at competitive prices; and offering extensive aftermarket products.

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

 The following summarizes our competitive position in each segment:

Marine Engine Segment: We believe the Marine Engine segment is a world leader in the manufacture and sale of recreational and commercial marine engines and marine parts and accessories. The marine engine market is highly competitive among several major international companies that comprise the majority of the market, including Japanese-based outboard engine manufacturers, as well as several smaller companies including Chinese manufacturers. Competitive advantage in this segment is a function of product features, technological leadership, quality, service, pricing, performance, manufacturing capabilities, depth of product portfolio, intuitive product controls, and durability, along with effective promotion and distribution.

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

 Fitness Segment: We believe we are the world's largest manufacturer of commercial fitness equipment and a leading manufacturer of high-quality consumer fitness equipment and billiards tables. The fitness equipment industry is highly competitive among several major international companies that comprise the majority of the market, as well as many smaller manufacturers, which creates a highly fragmented, competitive landscape. Many of our fitness equipment offerings include industry-leading product features, and we place significant emphasis on introducing innovative fitness equipment to the market. Competitive focus is also placed on product quality, technology, service, pricing, state-of-the-art biomechanics, connectivity and customer solutions, and effective promotional activities. The billiards industry continues to experience competitive pressure from low-cost billiards manufacturers outside the United States.

Research and Development

We strive to improve our competitive position in all of our segments by continuously investing in research and development to drive innovation in our products and manufacturing technologies. Our research and development investments support the introduction of new products and enhancements to existing products. Research and development expenses were 3.1 percent, 3.2 percent and 3.0 percent of net sales in 2017, 2016 and 2015, respectively. Research and development expenses by segment are discussed in Note 6 – Segment Information.

Number of Employees

The number of employees worldwide is shown below by segment:

	December 31, 2017		December 31, 2016
	Total	Union (domestic)	Total	Union (domestic)
Marine Engine	6,541	2,078	6,112	1,926
Boat	5,365	—	5,071	—
Fitness	2,854	166	2,893	139
Corporate (A)	356	—	339	—
Total (B)	15,116	2,244	14,415	2,065

(A) Corporate numbers include certain information technology employees and shared service employees.
(B) All employee numbers exclude temporary employees.

We believe that the relationships between our employees, applicable labor unions, and the Company remain stable. Mercury Marine and its largest union, the International Association of Machinists and Aerospace Workers (IAM) Lodge 1947, agreed to a new collective bargaining agreement in February 2018 which will remain in place through August 26, 2023.

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

Item 1A.  Risk Factors

The Company's operations and financial results are subject to certain risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.
Worldwide economic conditions significantly affect our industries and businesses, and economic decline can materially impact our financial results.
In times of economic uncertainty and contraction, consumers tend to have less discretionary income and to defer expenditures for discretionary items, which adversely affects our financial performance, especially in the marine businesses.  Although we have expanded the portions of our portfolio that are less susceptible to economic cycles, a portion of the business remains cyclical and sensitive to personal spending levels. Although general economic conditions in certain international markets, including Latin America and Canada, are improving, they continue to be challenging with respect to weak currencies and commodity market impacts.
Deterioration in general economic conditions that in turn diminishes consumer confidence or discretionary income may reduce our sales, or we may decide to lower pricing for our products, thus adversely affecting our financial results, including increasing the potential for future impairment charges. Further, most of our products are used for recreation, and consumers’ limited discretionary income in times of economic hardship may be diverted to other activities that occupy their time, such as other forms of recreation, religious, cultural, or community activities. We cannot predict the timing or continued strength of global economies, either worldwide or in the specific markets in which we compete.
Failure to successfully implement our strategic plan and growth initiatives could have a material adverse effect on our business and financial condition.
Our ability to continue generating strong cash flow and profits depends partly on the sustained successful execution of our strategic plan and growth initiatives, including optimizing our business portfolio, making acquisitions, and expanding into new adjacent markets and customers. To address risks associated with our plan and growth initiatives, we have established processes to regularly review, manage, and modify our plans, and we believe we have appropriate oversight to monitor initiatives and their impact. Our strategic plan and growth initiatives require significant capital investment and management attention, however, which could result in the diversion of these resources from the core business and other business issues and opportunities. Additionally, any new initiative is subject to certain risks, including customer acceptance, competition, the ability to manufacture products on schedule and to specification, the ability to create the necessary supply chain, and/or the ability to attract and retain qualified management and other personnel. There is no assurance that we will be able to develop and successfully implement our strategic plan and growth initiatives in a manner that achieves our strategic objectives.
An inability to make targeted acquisitions or failure to successfully integrate newly acquired businesses could negatively impact financial results.
Our growth initiatives include making strategic acquisitions, which depend on the availability of suitable targets at acceptable terms and our ability to complete the deals. In order to manage our acquisition strategy, we conduct rigorous due diligence, involve various functions, and continually review our strategy and target acquisitions, all of which we believe mitigates our acquisition risks. However, we cannot assure that acquisitions will be consummated or that, if consummated, they will be successful. Acquisitions pose risks such as our ability to project and evaluate market demand, maximize potential synergies and cost savings; make accurate accounting estimates; and achieve anticipated business objectives. As we continue to grow, in part, through acquisitions, our success depends on our ability to anticipate and effectively manage these risks. If acquired businesses do not achieve projected results, our growth may be limited and our results adversely affected.
In addition, acquisitions present integration risks, including that the acquisition may:

•	disrupt operations in core, adjacent, or acquired businesses;

•	require more time than anticipated to be fully integrated into Company operations and systems;

•	create more costs than projected;

•	divert management attention;

•	create the potential of losing customer, supplier, or other critical business relationships; and

•	pose difficulties retaining employees.

If we fail to timely and successfully integrate new businesses into existing operations, we may see higher production costs, lost sales or otherwise diminished earnings and financial results.

There can be no assurance that strategic divestitures will provide business benefits.
As part of our strategy, we continuously evaluate our portfolio of businesses. We have previously and may in the future make changes to our portfolio, which may be material. For example, on December 5, 2017, the Company announced our intention to sell the Sea Ray businesses, including the Meridian brand. Divestitures involve risks, including difficulties in the separation of operations, services, products and personnel, disruption in our operations or businesses, finding a suitable purchaser, the diversion of management's attention from our other businesses, the potential loss of key employees, adverse effects on relationships with our dealer or supplier partners or their businesses, the erosion of employee morale or customer confidence, and the retention of contingent liabilities related to the divested business. If we do not successfully manage the risks associated with divestitures, our business, financial condition, and results of operations could be adversely affected as the potential strategic benefits may not be realized or may take longer to realize than expected.
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
We sell products manufactured in the U.S. into certain international markets in U.S. dollars, including to Canada, Europe, and Latin America. Demand for our products in these markets may be diminished by a strengthening U.S. dollar, or we may need to lower prices to remain competitive. Some of our competitors with cost positions based outside the U.S., including Asian-based outboard engine and fitness equipment manufacturers, European-based large fiberglass boat manufacturers, and a European-based fitness equipment manufacturer, may have an improved cost position due to a strengthening U.S. dollar, which could result in pricing pressures on our products. These factors existed throughout 2016 and 2017, but we do not believe they resulted in a material change in our competitive position.
Fiscal concerns may negatively impact worldwide credit conditions and adversely affect our industries, businesses, and financial condition.
Fiscal policy could have a material adverse impact on worldwide economic conditions, the financial markets, and availability of credit and, consequently, may negatively affect our industries, businesses, and overall financial condition. Customers often finance purchases of our products, particularly boats. Credit market conditions, while improved, are still less favorable overall than those in existence prior to the global recession in 2008. While interest rates remain relatively low and credit availability is adequate to support demand, there are fewer lenders, tighter underwriting and loan approval criteria, and greater down payment requirements.  If credit conditions worsen, and adversely affect the ability of customers to finance potential purchases at acceptable terms and interest rates, it could result in a decrease in sales or delay improvement in sales.
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
We rely on third-party dealers and distributors to sell most of our products, particularly in the marine businesses. Maintaining a reliable network of dealers is essential to our success. We face competition from other manufacturers in attracting and retaining distributors and independent boat dealers. A significant deterioration in the number or effectiveness of our dealers and distributors could have a material adverse effect on our financial results.
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
Adverse economic, credit, and capital market conditions could have a negative impact on our financial results.
We do not frequently rely on short-term capital markets to meet our working capital requirements, fund capital expenditures, pay dividends, or fund employee benefit programs; however, we do maintain short-term borrowing facilities that can be used to meet these capital requirements. In addition, over the long term, we may determine that it is necessary to access the capital markets to refinance existing long-term indebtedness or for other initiatives.
Adverse global economic conditions, market volatility, and regulatory uncertainty could lead to volatility and disruptions in the capital and credit markets. This could adversely affect our ability to access capital and credit markets or increase the cost to do so, which could have a negative impact on our business, financial results and competitive position.
Loss of key customers could harm our business.
In each segment, we have important relationships with key customers. From time to time, contracts with these customers come up for renewal, including a contract with a large Fitness segment customer in the first half of 2018. We cannot be certain we will renew such contracts, or renew them on favorable terms. If we lose a key customer, or a significant portion of its business, we could be adversely affected. In addition, certain customers could try to negotiate more favorable pricing of our products, which could depress earnings. In an effort to mitigate the risk associated with reliance on key customer accounts, we continually monitor such relationships and maintain a complete and competitive product lineup.
Inventory reductions by major dealers, retailers, and independent boat builders could adversely affect our financial results.
The Company and our dealers, retailers, and other distributors could decide to reduce the number of units they hold, particularly if demand trails forecasted levels or if new product introductions are expected to replace older products. Such efforts tend to result in wholesale sales reductions in excess of retail sales reductions and would likely result in lower production levels of our products, causing lower rates of absorption of fixed costs in our manufacturing facilities and lower margins. While we continue to work to keep dealer inventories at appropriate levels, potential inventory reductions remain a risk to our future sales and results of operations.
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
Our operations are dependent on our ability to attract and retain adequate skilled labor and on the successful implementation of succession plans for key contributors.
Much of our future success depends on, among other factors, our ability to attract and retain qualified personnel, including executives and skilled labor. If we are not successful in these efforts, we may be unable to meet our operating goals and plans, which may impact our financial results. With unemployment rates at low levels in many of the geographic areas in which we manufacture or distribute goods, availability of skilled hourly workers is critical to our operations. In order to manage this risk, we continuously monitor and make improvements to wages and benefit programs, as well as develop and improve recruiting and training programs to attract and retain an experienced and skilled workforce. In addition, we perform an annual review of management succession plans with the Board of Directors, including reviewing executive officer and other important positions to substantially mitigate the risk associated with key contributor transitions.
Our financial results may be adversely affected by increased costs, disruption of supply, or defects in raw materials, parts, and product components we buy from third-party suppliers.
We rely on third parties to supply raw materials used in the manufacturing process, including oil, aluminum, copper, steel, and resins, as well as product parts and components. The prices for these raw materials, parts, and components fluctuate depending on market conditions and, in some instances, commodity prices. Substantial increases in the prices of raw materials, parts, and components would increase our operating costs, and could reduce our profitability if we are unable to recoup the increased costs through higher product prices. Similarly, if a critical supplier were to close its operations, cease manufacturing, or otherwise fail to deliver an essential component necessary to our manufacturing operations, that could detrimentally affect our ability to manufacture and sell our products, resulting in an interruption in business operations and/or a loss of sales.
In addition, some components used in our manufacturing processes, including certain engine components, furniture, upholstery, and boat windshields, are available from a sole supplier or a limited number of suppliers. Operational and financial difficulties that these or other suppliers may face in the future could adversely affect their ability to supply us with the parts and components we need, which could significantly disrupt our operations. It may be difficult to find a replacement supplier for a limited or sole source raw material, part, or component without significant delay or on commercially reasonable terms. In addition, an uncorrected defect or supplier's variation in a raw material, part, or component, either unknown to us or incompatible with our manufacturing process, could jeopardize our ability to manufacture products.
Some additional supply risks that could disrupt our operations, impair our ability to deliver products to customers, and negatively affect our financial results include:

•	financial pressures on our suppliers due to a weakening economy or unfavorable conditions in other end markets;

•	a deterioration of our relationships with suppliers;

•	events such as natural disasters, power outages or labor strikes; or

•	supplier manufacturing constraints and investment requirements.

These risks are exacerbated in the case of single-source suppliers, and the exclusive supplier of a key component potentially could exert significant bargaining power over price, quality, warranty claims, or other terms.
We continue to increase production; consequently, our need for raw materials and supplies continues to increase. Our suppliers must be prepared to ramp up operations and, in many cases, hire additional workers and/or expand capacity in order to fulfill our orders and those of other customers. Cost increases, defects, or sustained interruptions in the supply of raw materials, parts, or components due to delayed start-up periods our suppliers experience as they increase production efforts create risks to our operations and financial results. The Company experienced periodic supply shortages in 2017. We continue to address these issues by identifying alternative suppliers for key materials and components, working to secure adequate inventories of critical supplies, and continually monitoring the capabilities of our supplier base. In the future, however, we may experience shortages, delayed delivery, and/or increased prices for key materials, parts, and supplies that are essential to our manufacturing operations.
Higher energy and fuel costs can affect our results.
Higher energy and fuel costs increase operating expenses at our manufacturing facilities and the cost of shipping products to customers. In addition, increases in energy costs can adversely affect the pricing and availability of petroleum-based raw materials such as resins and foam that are used in many of our marine products. Higher fuel prices may also have an adverse effect on demand for our marine parts and accessories businesses, as they increase the cost of boat ownership and possibly affect product use.
Our success depends upon the continued strength of our brands.
We believe that our brands, including Mercury Marine, Life Fitness, Boston Whaler, and Lund, significantly contribute to our success, and that maintaining and enhancing these brands is important to expanding our customer base. A failure to adequately promote and protect our brands could adversely affect our business and results of operations. Further, in connection with the divestiture of the bowling businesses, we licensed certain trademarks and servicemarks, including use of the name “Brunswick,” to the acquiring companies. Our reputation may be adversely affected by the purchasers' inappropriate use of the marks or of the name Brunswick, including potential negative publicity, loss of confidence, or other damage to our image due to this licensed use.
Either inadequate intellectual property protection that could allow others to use our technologies and impair our ability to compete, or failure to successfully defend against patent infringement claims could have a material adverse effect on our financial condition and results of operations.
We regard much of the technology underlying our products as proprietary. We rely on a combination of patents, trademark, copyright, and trade secret laws; employee and third-party non-disclosure agreements; and other contracts to establish and protect our technology and other intellectual property rights. However, we remain subject to risks, including:

•	the steps we take to protect our proprietary technology may be inadequate to prevent misappropriation of our technology;

•	third parties may independently develop similar technology;

•	agreements containing protections may be breached or terminated;

•	we may not have adequate remedies for breaches;

•	existing patent, trademark, copyright, and trade secret laws may afford limited protection;

•	a third party could copy or otherwise obtain and use our products or technology without authorization; or

•	we may be required to litigate to enforce our intellectual property rights, and we may not be successful.

Policing unauthorized use of our intellectual property is difficult, particularly outside the U.S., and litigating intellectual property claims may result in substantial cost and divert management’s attention.
In addition, we may be required to defend our products against patent or other intellectual property infringement claims or litigation. In addition to defense expenses and costs, we may not prevail in such cases, forcing us to seek licenses or royalty arrangements from third parties, which we may not be able to obtain on reasonable terms, or subjecting us to an order or requirement to stop manufacturing, using, selling, or distributing products that included challenged intellectual property, which could harm our business and financial results.
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
Over the past five years, we have made strategic capital investments in capacity expansion activities to successfully capture growth opportunities and enhance product offerings. Recently, we initiated or completed expansion activities at our facilities in Edgewater, Florida; Lebanon, Missouri; Owatonna, Minnesota; Fond du Lac, Wisconsin; and Vila Nova de Cerveira, Portugal.

We must carefully manage these capital improvement projects and expansions to ensure they meet cost targets, comply with applicable environmental, safety, and other regulations, and uphold high-quality workmanship.
Moving production to a different plant or expanding capacity at an existing facility involves risks, including difficulties initiating production within the cost and timeframe estimated, supplying product to customers when expected, integrating new products, and attracting sufficient skilled workers to handle additional production demands. If we fail to meet these objectives, it could adversely affect our ability to meet customer demand for products and increase the cost of production versus projections, both of which could result in a significant adverse impact on operating and financial results. Additionally, plants experiencing demand increases may face manufacturing inefficiencies, additional expenses, including higher wages, and cost inefficiencies, which could exceed projections and negatively impact financial results.
Our business operations could be negatively impacted by an outage or breach of our information technology systems or a cybersecurity event.
We manage our global business operations through a variety of information technology (IT) systems which we continually enhance to increase efficiency and security. We depend on these systems for commercial transactions, customer interactions, manufacturing, branding, employee tracking, and other applications. Some of the systems are based on legacy technology and operate with a minimal level of available support, and recent acquisitions using other systems have added to the complexity of our IT infrastructure. We are working to upgrade, streamline, and integrate these systems and have invested in strategies to prevent a failure or breach but, like those of other companies, our systems are susceptible to outages due to natural disasters, power loss, computer viruses, security breaches, hardware or software vulnerabilities, and similar events. If a legacy system or another of the Company's key systems were to fail or if our IT systems were unable to communicate effectively, this could result in missed or delayed sales or lost opportunities for cost reduction or efficient cash management.
We exchange information with hundreds of trading partners across all aspects of our commercial operations. A breakdown, outage, malicious intrusion, random attack, or other disruption of communications could result in erroneous transactions or loss of reputation and confidence. We have numerous e-commerce and e-marketing portals and our systems may contain personal information of customers or employees; therefore, we must continue to be diligent in protecting against malicious cyber attacks. If our security measures are breached or fail, unauthorized persons may be able to obtain access to or acquire personal data. Depending on the nature of the information compromised, we may also have obligations to notify consumers and/or employees about the incident, and we may need to provide some form of remedy, such as a subscription to a credit monitoring service, for the individuals affected by the incident.
A successful breach could result in a disruption of services, fraudulent transactions, or disclosure of confidential information. This could negatively affect our relationships with customers or trading partners, lead to potential claims against the Company, and damage our image and reputation.
Our pension funding requirements and expenses are affected by certain factors outside our control.
Our funding obligations and pension expense for our two U.S. qualified pension plans are driven by the performance of assets set aside in trusts for these plans, the discount rate used to value the plans’ liabilities, actuarial data and experience, and legal and regulatory funding requirements. Changes in these factors could have an adverse impact on our results of operations, liquidity, or shareholders’ equity. In addition, a small portion of our pension plan assets are invested in equity securities, which can experience significant declines if economic conditions or financial markets weaken. The level of the Company's funding of our qualified pension plan liabilities was approximately 80 percent as of December 31, 2017. Although we have attempted to minimize this risk through pension de-risking actions, including moving investments to fixed income from equities and reducing liabilities through lump sum and annuity offerings, our future pension expense and funding requirements could increase due to the effect of adverse changes in the discount rate and asset levels along with a decline in the estimated return on plan assets. In addition, changes to legal regulations could require us to make increased contributions to the pension plans; these contributions could negatively affect cash flow.

We are currently mitigating these risks by maintaining an asset allocation with a high percentage of fixed income investments and by lowering plan liabilities by transferring obligations to a third party through annuity purchases.

The timing and amount of our share repurchases are subject to a number of uncertainties.
The Board of Directors has authorized the Company’s discretionary repurchase of outstanding common stock, to be systematically completed in the open market or through privately negotiated transactions. The remaining authorization under these programs is $110 million. The amount and timing of share repurchases are based on a variety of factors. Important considerations that could cause us to limit, suspend, or delay stock repurchases include:

•	unfavorable market conditions;

•	the trading price of the Company's common stock;

•	the nature of other investment opportunities available to us from time to time; and

•	the availability of cash.

Delaying, limiting, or suspending our stock repurchase program may negatively affect our stock price and performance versus earnings per share targets.
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
Our ability to remain competitive depends on successfully introducing new products and services that meet customer expectations.
We believe that our customers look for and expect quality, innovation, and advanced features when evaluating and making purchasing decisions about products and services in the marketplace. Our ability to remain competitive and meet our growth objectives may be adversely affected by difficulties or delays in product development, such as an inability to develop viable new products or customer solutions, gain market acceptance of new products, generate sufficient capital to fund new product development, or obtain adequate intellectual property protection for new products. To meet ever-changing consumer demands, both timing of market entry and pricing of new products are critical.  As a result, we may not be able to introduce new products that are necessary to remain competitive in all markets that we serve.  Furthermore, we must continue to meet or exceed customers' expectations regarding product quality and after-sales service.
We manufacture and sell products that create exposure to potential claims and litigation.
Our manufacturing operations and the products we produce could result in product quality, warranty, personal injury, property damage, and other issues, thereby increasing the risk of litigation and potential liability, as well as regulatory fines. To address this risk, we have established a global, enterprise-wide program charged with the responsibility for addressing, reviewing, and reporting on product integrity issues. Historically, the resolution of such claims has not had a materially adverse effect on our business, and we maintain what we believe to be adequate insurance coverage to mitigate a portion of these risks. However, we may experience material losses in the future, incur significant costs to defend claims or issue product recalls, be subjected to fines or penalties, or experience claims in excess of our insurance coverage or that are not covered by insurance. Furthermore, our reputation may be adversely affected by such claims, whether or not successful, including potential negative publicity about our products. We record accruals for known potential liabilities, but there is the possibility that actual losses may exceed these accruals and therefore negatively impact earnings.
Compliance with environmental, zoning, data protection, and other laws and regulations may increase costs and reduce demand for our products.
We are subject to federal, state, local, and foreign laws and regulations, including product safety, environmental, health and safety, privacy, and other regulations.  While we believe that we maintain the requisite licenses and permits and that we are in material compliance with applicable laws and regulations, a failure to satisfy these and other regulatory requirements could result in fines or penalties, and compliance could increase the cost of operations. The adoption of additional laws, rules, and regulations, including stricter emissions standards, could increase our manufacturing costs, increase consumer pricing, and reduce consumer demand for our products.
Environmental restrictions, boat plant emission restrictions, and permitting and zoning requirements can limit production capacity, access to water for boating, marina, and storage space. While future licensing requirements, including any licenses imposed on recreational boating, are not expected to be unduly restrictive, they may deter potential customers, thereby reducing our sales. Furthermore, regulations allowing the sale of fuel containing higher levels of ethanol for automobiles, which is not appropriate or intended for use in marine engines, may nonetheless result in increased warranty, service costs, product dissatisfaction, and other claims against the Company if boaters mistakenly use this fuel in marine engines, causing damage to and the degradation of components in their marine engines.
Our manufacturing processes involve the use, handling, storage and contracting for recycling or disposal of hazardous or toxic substances or wastes. Accordingly, we are subject to regulations regarding these substances, and the misuse or mishandling of such substances could expose us to liabilities, including claims for property, personal injury, or natural resources damages, or fines. We are also subject to laws requiring the cleanup of contaminated property, including cleanup efforts currently underway. If a release of hazardous substances occurs at or from one of our current or former properties or another location where we have disposed of hazardous materials, we may be held liable for the contamination, regardless of knowledge or whether we were at fault, and the amount of such liability could be material.
We are subject to various data protection and privacy laws and regulations in the foreign countries where we operate because we collect, store, process, and use personal information, and we rely on third parties that are not directly under our control to do so as well. The European Union has finalized a General Data Protection Regulation (GDPR) that will become effective in May 2018 and will impose an even greater compliance burden with respect to privacy and data security. The GDPR and a growing number of legislative and regulatory bodies elsewhere in the world have adopted consumer notification requirements in the event of unauthorized access to or acquisition of certain types of personal data. These breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises personal data.
Additionally, we are subject to laws governing our relationships with employees, including, but not limited to, employment obligations as a federal contractor and employee wage, hour, and benefits issues, such as pension funding and health care benefits. Compliance with these rules and regulations, and compliance with any changes to current regulations, could increase the cost of our operations.
Changes in income tax laws or enforcement could have a material adverse impact on our financial results.
Although domestic tax reform legislation in the form of the Tax Cuts and Jobs Act (TCJA), signed into law on December 22, 2017, should have an overall positive impact on our financial statements, our current estimates of the impact of the legislation could change as we analyze and apply additional regulations or guidance issued by the government. In addition, other changes in international and domestic tax laws, including the reaction by states to the corporate tax changes in the TCJA, and changes in tax law enforcement, could negatively impact our tax provision, cash flow, and/or tax related balance sheet amounts, including our deferred tax asset values. Changes in U.S. tax law will likely have broader implications, including impacts to the economy, currency markets, inflation environment, consumer behavior, and/or competitive dynamics, which it is difficult to predict, and may positively or negatively impact the Company and our results.
An impairment in the carrying value of goodwill, trade names, and other long-lived assets could negatively affect our consolidated results of operations and net worth.
Goodwill and indefinite-lived intangible assets, such as our trade names, are recorded at fair value at the time of acquisition and are not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators arise. In evaluating the potential for impairment of goodwill and trade names, we make assumptions regarding future operating performance, business trends, and market and economic conditions. Such analyses further require us to make certain assumptions about sales, operating margins, growth rates, and discount rates.  Uncertainties are inherent in evaluating and applying these factors to the assessment of goodwill and trade name recoverability. We could be required to evaluate the recoverability of goodwill or trade names prior to the annual assessment if we experience business disruptions, unexpected significant declines in operating results, a divestiture of a significant component of our business, or declines in market capitalization.
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
If the future operating performance of the Company's reporting units is not sufficient, we could be required to record non-cash impairment charges. Impairment charges could substantially affect our reported earnings in the periods such charges are recorded. In addition, impairment charges could indicate a reduction in business value which could limit our ability to obtain adequate financing in the future.  As of December 31, 2017, goodwill was approximately 13 percent of total assets and included $391 million of goodwill related to the Fitness segment, $32 million of goodwill related to the Marine Engine segment, and $2 million of goodwill related to the Boat segment.

Certain activist shareholder actions could cause us to incur expense and hinder execution of our strategy.
We actively engage in discussions with our shareholders regarding further strengthening our Company and creating long-term shareholder value. This ongoing dialogue can include certain divisive activist tactics, which can take many forms. Some shareholder activism, including potential proxy contests, could result in substantial costs, such as legal fees and expenses, and divert management’s and our Board’s attention and resources from our businesses and strategic plans. Additionally, public shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with dealers, distributors, or customers, make it more difficult to attract and retain qualified personnel, and cause our stock price to fluctuate based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business. These risks could adversely affect our business and operating results.
Some of our operations are conducted by joint ventures that are not operated solely for our benefit.
We share ownership and management responsibilities with jointly owned companies such as BAC, Bella, and Tohatsu Marine Corporation. These joint ventures may not have the same goals, strategies, priorities, or resources as the Company because they are intended to be operated for the benefit of all co-owners, rather than for our exclusive benefit. If such a conflict occurred, it could negatively impact or sales or financial results.
A significant portion of our revenue is derived from international sources, which creates additional uncertainty.
We intend to continue to expand our international operations and customer base as part of our growth strategy. Sales outside the United States, especially in emerging markets, are subject to various risks, including government embargoes or foreign trade restrictions, foreign currency effects, tariffs, customs duties, inflation, difficulties in enforcing agreements and collecting receivables through foreign legal systems, compliance with international laws, treaties, and regulations, and unexpected changes in regulatory environments, disruptions in distribution, and dependence on foreign personnel and unions, as well as economic and social instability. In addition, there may be tax inefficiencies in repatriating cash from non-U.S. subsidiaries, or tax laws that affect this process may change.
Instability, including, but not limited to, political events, civil unrest, and an increase in criminal activity, in locations where we maintain a significant presence could adversely impact our manufacturing and business operations. Decreased stability poses a risk of business interruption and delays in shipments of materials, components, and finished goods, as well as a risk of decreased local retail demand for our products.
In addition, global political and economic uncertainty and shifts, such as the ongoing negotiations to determine the future terms of the U.K.’s relationship with the EU (Brexit), pose risks of volatility in global markets, which could affect our operations and financial results. Changes in U.S. policy regarding foreign trade or manufacturing may create negative sentiment about the U.S. among non-U.S. customers, employees, or prospective employees, which could adversely affect our business, sales, hiring, and employee retention. If we continue to expand our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other risks, which could materially impact international operations or the business as a whole.
Adverse weather conditions and climate events can have a negative effect on marine revenues.
Changes in seasonal weather conditions can have a significant effect on our operating and financial results, especially in the marine businesses. Sales of our marine products are typically stronger just before and during spring and summer, and favorable weather during these months generally has had a positive effect on consumer demand. Conversely, unseasonably cool weather, excessive rainfall, or drought conditions during these periods can reduce or change the timing of demand.  Additionally, climate changes, regardless of the cause, resulting in environmental changes including, but not limited to, severe weather, changing sea levels, poor water conditions, or reduced access to water, could disrupt or negatively affect our business.
Catastrophic events, including natural and environmental disasters, could have a negative effect on our operations and financial results.
Hurricanes, floods, earthquakes, storms, and catastrophic natural or environmental disasters could disrupt our distribution channel, operations, or supply chain and decrease consumer demand. If a catastrophic event takes place in one of our major sales markets, our sales could be diminished. Additionally, if such an event occurs near our business, manufacturing facilities or key suppliers' facilities, business operations and/or operating systems could be interrupted. We could be uniquely affected by a catastrophic event due to the location of certain of our boat facilities in coastal Florida and the size of the manufacturing operation in Fond du Lac, Wisconsin.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are in Mettawa, Illinois. We have numerous manufacturing plants, distribution warehouses, sales offices, and product test sites around the world. Research and development facilities are primarily located at manufacturing sites.

We believe our facilities are suitable and adequate for our current needs and are well maintained and in good operating condition. Most plants and warehouses are of modern, single-story construction, providing efficient manufacturing and distribution operations. We believe our manufacturing facilities have the capacity, or we are investing to increase capacity, to meet current and anticipated demand. We own most of our principal plants.

The principal facilities used in our operations are in the following locations:

Marine Engine Segment
Leased facilities include: Fresno, California; Old Lyme, Connecticut; Largo, Miramar, and Pompano Beach, Florida; Lowell, Michigan; St. Paul Park, Minnesota; Brisbane and Melbourne, Australia; Toronto, Ontario, Canada; Kuala Lumpur, Malaysia; Auckland, New Zealand; Bangor, Northern Ireland; Heerenveen, Netherlands; and Singapore.

Owned facilities include: Panama City and St. Cloud, Florida; Atlanta, Georgia; Brookfield, Fond du Lac, and Oshkosh, Wisconsin; Petit Rechain, Belgium; Victoria and Burnaby, British Columbia, Canada; Milton and Oakville, Ontario, Canada; Suzhou, China; and Juarez, Mexico.

Boat Segment
Leased facilities include: Greeneville, Tennessee; Auckland, New Zealand; and Brunswick Commercial and Government Products in Edgewater, Florida.

Owned facilities include: Edgewater, Merritt Island (Sykes Creek), and Palm Coast, Florida; Fort Wayne, Indiana; New York Mills, Minnesota; Lebanon, Missouri; Vonore, Tennessee; Clarkston, Washington; Petit Rechain, Belgium; Princeville, Quebec, Canada; Reynosa, Mexico; and Vila Nova de Cerveira, Portugal.

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

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Brunswick's Executive Officers are listed in the following table:

Officer	Present Position	Age
Mark D. Schwabero	Chairman and Chief Executive Officer	65
William L. Metzger	Senior Vice President and Chief Financial Officer	56
Huw S. Bower	Vice President and President - Brunswick Boat Group	43
Christopher F. Dekker	Vice President, General Counsel and Secretary	49
Jaime A. Irick	Vice President and President - Fitness Division	43
John C. Pfeifer	Vice President and President - Mercury Marine	52
Brenna Preisser	Vice President and Chief Human Resources Officer	40
Daniel J. Tanner	Vice President and Controller	60

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

Huw S. Bower was named Vice President and President - Brunswick Boat Group in April 2016. Previously, he served as President - Boston Whaler Group from 2013 to 2016, as President - Lowe Boats from 2010 to 2013, and in positions of increasing responsibility since he started with Brunswick in 2006.

Christopher F. Dekker was named Vice President, General Counsel and Secretary of Brunswick in October 2014. Prior to his appointment, Mr. Dekker served as Brunswick's Associate General Counsel, with responsibilities for litigation, employment, and compliance matters, from 2010 to 2014.

Jaime A. Irick was named Vice President and President - Fitness Division in January 2017. Prior to his appointment, Mr. Irick served as Chief Commercial Officer for Current, Powered by GE, a digital power service enabling real-time decisions regarding energy use. Mr. Irick was employed by General Electric for 13 years, in several business units, serving in a variety of roles of increasing responsibility.

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

Daniel J. Tanner was named Vice President and Controller of Brunswick in February 2016. Previously, he served as Assistant Vice President - Finance from 2015 to 2016, as Group Financial Officer for Life Fitness from 2003 to 2015, and as Director – Financial Planning and Analysis for Brunswick from 2001 to 2003.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Brunswick's common stock is traded on the New York and Chicago Stock Exchanges. Quarterly information with respect to the high and low prices for the common stock and the dividends declared on the common stock is set forth in Note 22 – Quarterly Data (unaudited) in the Notes to Consolidated Financial Statements. As of February 16, 2018, there were 8,193 shareholders of record of the Company's common stock.

In the first, second, third and fourth quarters of 2017, Brunswick paid quarterly dividends on its common stock of $0.165, $0.165, $0.165 and $0.19 per share, respectively. In the first, second, third and fourth quarters of 2016, Brunswick paid quarterly dividends on its common stock of $0.15, $0.15, $0.15 and $0.165 per share, respectively. Brunswick expects to continue to pay quarterly dividends at the discretion of the Board of Directors, subject to continued capital availability and a determination that cash dividends continue to be in the best interest of the Company's shareholders.

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

	2012	2013	2014	2015	2016	2017
Brunswick	100.00	158.76	178.31	177.52	193.93	198.79
S&P 500 GICS Consumer Discretionary Index	100.00	143.31	157.09	172.98	183.30	225.16
S&P 500 Index	100.00	132.05	149.96	152.07	170.05	206.92

The basis of comparison is a $100 investment at December 31, 2012 in each of: (i) Brunswick, (ii) the S&P 500 GICS Consumer Discretionary Index and (iii) the S&P 500 Index. All dividends are assumed to be reinvested. The S&P 500 GICS Consumer Discretionary Index encompasses industries including automotive, household durable goods, textiles and apparel and leisure equipment. Brunswick believes the companies included in this index provide the most representative sample of enterprises that are in primary lines of business that are similar to Brunswick's.

Issuer Purchases of Equity Securities

The Company has executed share repurchases against authorizations approved by the Board of Directors in 2014 and 2016. In 2017, the Company repurchased $130 million of stock under these authorizations and as of December 31, 2017, the remaining authorization was $110 million.

During the three months ended December 31, 2017, the Company repurchased the following shares of its common stock:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Amount of Dollars that May Yet Be Used to Purchase Shares Under the Program
October 1 to October 28	—	$—	—
October 29 to November 25	—	—	—
November 26 to December 31	180,284	55.46	180,284
Total	180,284	$55.46	180,284	$109,797,304

Item 6. Selected Financial Data

The selected historical financial data presented below as of and for the years ended December 31, 2017, 2016 and 2015 has been derived from, and should be read in conjunction with, the historical consolidated financial statements of the Company, including the notes thereto, and Item 7 of this report, including the Matters Affecting Comparability section. The selected historical financial data presented below as of and for the years ended December 31, 2014 and 2013 has been derived from the consolidated financial statements of the Company for those years and are not included in this Annual Report Form 10-K.

(in millions, except per share data)	2017	2016	2015	2014	2013
Results of operations data
Net sales	$4,510.0	$4,153.9	$3,780.2	$3,590.0	$3,381.7
Operating earnings (A) (B) (G)	354.9	406.9	331.3	329.2	304.7
Earnings before interest, loss on early extinguishment of debt and income taxes (A) (B) (C) (G)	367.1	414.4	340.3	317.5	305.1
Earnings before income taxes (A) (B) (C) (G)	343.3	389.0	314.8	289.0	232.2
Net earnings from continuing operations (A) (B) (C) (F) (G)	187.3	272.6	230.9	195.5	779.0

Discontinued operations
Net earnings (loss) from discontinued operations, net of tax (D) (E)	(40.9)	3.4	10.5	50.2	(9.8)
Net earnings (A) (B) (C) (D) (E) (F) (G)	$146.4	$276.0	$241.4	$245.7	$769.2

Basic earnings (loss) per common share
Earnings from continuing operations (A) (B) (C) (F) (G)	$2.10	$2.99	$2.49	$2.09	$8.54
Net earnings (loss) from discontinued operations, net of tax (D) (E)	(0.46)	0.04	0.11	0.54	(0.11)
Net earnings (A) (B) (C) (D) (E) (F) (G)	$1.64	$3.03	$2.60	$2.63	$8.43

Average shares used for computation of basic earnings (loss) per share	89.4	91.2	93.0	93.6	91.2

Diluted earnings (loss) per common share
Earnings from continuing operations (A) (B) (C) (F) (G)	$2.08	$2.96	$2.45	$2.06	$8.30
Net earnings (loss) from discontinued operations, net of tax (D) (E)	(0.46)	0.04	0.11	0.52	(0.10)
Net earnings (A) (B) (C) (D) (E) (F) (G)	$1.62	$3.00	$2.56	$2.58	$8.20

Average shares used for computation of diluted earnings (loss) per share	90.1	92.0	94.3	95.1	93.8

(A)
2017, 2016, 2015 and 2014 results include $96.6 million, $55.1 million, $82.3 million and $27.9 million, respectively, of pension settlement charges as discussed in Note 17 – Postretirement Benefits in the Notes to Consolidated Financial Statements.

(B)
2017, 2016, 2015, 2014 and 2013 results include $36.6 million, $15.2 million, $4.7 million, $1.8 million and $3.2 million of pretax restructuring, exit, integration and impairment charges, respectively.

(C)	2014 results include a $20.2 million charge related to an impairment of a marine equity method investment.

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

(E)
Net earnings (loss) from discontinued operations includes restructuring, exit, integration and impairment charges, net of tax of $6.5 million, $0.2 million, $7.2 million, $2.6 million and $17.8 million in 2017, 2016, 2015, 2014 and 2013, respectively.

(F)	Net earnings from continuing operations includes an income tax benefit of $599.5 million from the reversal of deferred tax valuation allowance reserves in 2013.

(G)
2017 results include a $13.5 million charge for costs related to field campaigns pertaining to certain Cybex International, Inc. products designed prior to the acquisition. Refer to Note 13 – Commitments and Contingencies for further details.

(in millions, except per share and other data)	2017	2016	2015	2014	2013
Balance sheet data
Total assets of continuing operations	$3,255.5	$3,145.0	$3,023.6	$2,960.6	$2,557.7
Debt
Short-term	$5.6	$5.6	$5.1	$5.1	$5.9
Long-term	431.8	433.8	440.5	442.2	443.9
Total debt	437.4	439.4	445.6	447.3	449.8
Common shareholders' equity (A)	1,482.9	1,440.1	1,281.3	1,171.5	1,038.4
Total capitalization	$1,920.3	$1,879.5	$1,726.9	$1,618.8	$1,488.2

Cash flow data
Net cash provided by operating activities of continuing operations	$417.2	$423.5	$340.2	$249.3	$219.4
Depreciation and amortization	98.2	91.0	77.1	69.9	61.7
Capital expenditures	189.3	172.5	114.1	107.1	112.3
Investments	(3.2)	5.1	0.9	0.2	(1.5)
Cash dividends paid	60.6	55.4	48.3	41.7	9.1

Other data
Dividends declared per share	$0.685	$0.615	$0.525	$0.45	$0.10
Book value per share (A)	16.95	16.13	14.11	12.64	11.24
Return on beginning shareholders' equity (A)	10.2%	21.5%	20.6%	23.7%	NM
Effective tax rate from continuing operations	45.4%	29.9%	26.7%	32.4%	NM
Debt-to-capitalization rate (A)	22.8%	23.4%	25.8%	27.6%	30.2%
Number of employees	15,116	14,415	12,745	12,165	15,701
Number of shareholders of record	8,247	8,683	9,009	9,488	10,243
Common stock price (NYSE)
High	$63.82	$56.30	$56.63	$51.94	$46.48
Low	48.04	36.05	46.08	38.95	30.42
Close (last trading day)	55.22	54.54	50.51	51.26	46.06

NM = Not meaningful

(A)	The Company recorded an income tax benefit of $599.5 million for the year ending December 31, 2013, from the reversal of deferred tax valuation allowance reserves.

The Notes to Consolidated Financial Statements should be read in conjunction with the above summary.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in Management’s Discussion and Analysis are based on non-GAAP financial measures. GAAP refers to generally accepted accounting principles in the United States. Specifically, the discussion of the Company’s cash flows includes an analysis of free cash flows and total liquidity; the discussion of the Company's net sales includes a discussion of net sales on a constant currency basis and excluding acquisitions; the discussion of the Company's earnings includes a presentation of operating earnings and operating margin excluding pension settlement charges, restructuring, exit, integration and impairment charges and certain product field campaigns charges; gross margin excluding certain product field campaigns charges; and diluted earnings per common share, as adjusted. A “non-GAAP financial measure” is a numerical measure of a registrant’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the consolidated statements of operations, balance sheets or statements of cash flows of the issuer; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented.  Non-GAAP financial measures do not include operating and statistical measures.

The Company includes certain non-GAAP financial measures in Management’s Discussion and Analysis, as management believes that these measures and the information they provide are useful to investors because they permit investors to view performance using the same tools that management uses and to better evaluate the Company’s ongoing business performance. Brunswick does not provide forward-looking guidance for certain financial measures on a GAAP basis because it is unable to predict certain items contained in the GAAP measures without unreasonable efforts. These items may include pension settlement charges, restructuring, exit, integration and impairment charges, special tax items, charges for certain product field campaigns and certain other unusual adjustments.

Certain statements in Management’s Discussion and Analysis are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations, estimates and projections about Brunswick’s business and by their nature address matters that are, to different degrees, uncertain. Words such as “may,” “could,” “expect,” “intend,” “target,” “plan,” “goal,” “seek,” “estimate,” “believe,” “predict,” “outlook,” “anticipates” and similar expressions are intended to identify forward-looking statements. Such statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this presentation. These risks include, but are not limited to, those set forth under Item 1A of this Annual Report on Form 10-K. Forward-looking statements speak only as of the date on which they are made and Brunswick does not undertake any obligation to update them to reflect events or circumstances after the date of this Annual Report.

Overview and Outlook

General
The Company's 2017 results represent the eighth consecutive year of growth, primarily resulting from strong operating performance from our marine businesses. The Company looked to achieve the following financial objectives in 2017:

•	Deliver revenue growth;

•	Increase earnings before income taxes, as well as deliver improvements in both gross margin and operating margin percentages; and

•	Continue to generate strong free cash flow and execute against the Company's capital strategy.

Achievements against the Company's financial objectives in 2017 were as follows:

Deliver revenue growth:

•	Ended the year with a 9 percent increase in net sales when compared with 2016 on a GAAP basis and 8 percent on a constant currency basis, due to the following:

•	Strong growth in all three primary boat categories and the outboard engine business, along with solid growth in the marine parts and accessories businesses;

•
The Marine Engine and Boat segments benefited from strong global market demand, as domestic markets continued to grow and international markets benefited from gains in Europe, Canada and Asia-Pacific, as well as improving conditions in other regions;

•	Additionally, the Marine Engine and Boat segments sales were aided by successful product launches, continued strong market share and execution of our acquisition strategy;

•	Fitness segment net sales reflected growth in international markets, including the impacts of the Indoor Cycling Group acquisition completed in 2016, while domestic market demand was flat;

•
International sales for the Company increased 10 percent in 2017 when compared with 2016 on both a GAAP basis and on a constant currency basis due to increased sales across all international markets, especially Asia-Pacific, Europe and Canada.

Experience an increase in earnings before income taxes, as well as deliver improvements in both gross margin and operating margin percentages:

•
Reported earnings before income taxes of $343.3 million in 2017 compared with earnings before income taxes of $389.0 million in 2016; adjusted earnings before income taxes were $490.0 million in 2017 versus $459.3 million in 2016;

•
Gross margin declined 100 basis points when compared with 2016, driven mainly by declines in the Fitness segment due to higher costs, particularly product field campaigns costs for certain Cybex products designed prior to the acquisition as well as freight costs in the fourth quarter, challenging pricing dynamics in certain international markets and unfavorable changes in sales mix; gross margin, as adjusted, declined 80 basis points when compared with 2016;

•
Operating margin declined by 190 basis points when compared with the prior year, due in part to increased pension settlement charges, restructuring, exit, integration and impairment charges, field campaigns charges in the Fitness segment and the impact of planned investments in growth initiatives compared with the prior year; operating margin, as adjusted, declined 40 basis points versus 2016.

Continue to generate strong free cash flow and execute against the Company's capital strategy:

•	Generated strong free cash flow of $243.1 million in 2017, enabling the Company to continue executing its capital strategy as follows:

•	Funded investments in growth:

•	Organically through capital expenditures, which included investments in new products as well as capacity expansions across all segments;

•	Through acquisitions, including the $15.5 million invested in the Marine Engine segment during 2017;

•	Contributed $73.7 million to the Company's qualified and nonqualified defined benefit pension plans; and

•	Enhanced shareholder returns in 2017 by repurchasing $130.0 million of common stock under the Company’s share repurchase program and increased cash dividends paid to shareholders to $60.6 million.

•	Ended the year with $459.0 million of cash and marketable securities.

Net earnings from continuing operations decreased to $187.3 million in 2017 from $272.6 million in 2016. The 2017 results include an income tax provision of $156.0 million, which included net charges of $61.8 million primarily relating to the impact of U.S. tax reform, including the impact on deferred tax balances from the reduction in the statutory rate from 35 percent to 21 percent, along with an estimate of taxes payable on deemed unrepatriated foreign earnings. The 2016 results reflect an income tax provision of $116.4 million, which included a net income tax charge of $1.1 million, primarily associated with the impact of changes in tax laws partially offset by the reassessment of tax reserves and favorable valuation allowance adjustments.

Discontinued Operations

On December 5, 2017, the Board of Directors authorized the Company to exit its Sea Ray businesses, including the Meridian brand, as a result of, among other things, a shift in strategic direction and a review of the expected future cash flows, market conditions and business trends. On May 22, 2015, and September 18, 2014, the Company completed the sale of its bowling products and retail bowling businesses, respectively.

As a result, these businesses are being reported as discontinued operations in the Consolidated Statements of Operations for all periods presented. The Billiards business, which was previously reported in the former Bowling & Billiards segment, remains part of the Company and is being reported in the Fitness segment for all periods presented.

The Company's results for all periods presented, as discussed in Management's Discussion and Analysis, are presented on a continuing operations basis, unless otherwise noted. Refer to Note 2 – Discontinued Operations in the Notes to Consolidated Financial Statements for further information.

Outlook for 2018

The Company is projecting 2018 to be another year of strong revenue and earnings growth with improved free cash flow generation. The Company is targeting 5 percent to 7 percent sales growth versus 2017, which includes benefits from the continuation of solid global growth in the marine markets, the success of new products, completed acquisitions and favorable movements in foreign exchange rates. The Company anticipates sales growth in the Marine Engine segment will exceed the market due to contributions from new products as well as expanded and enhanced manufacturing and distribution capabilities. In the Boat segment, the Company expects growth in the fiberglass and aluminum outboard boat markets, including strong demand in the pontoon business. The Fitness segment is expected to report slight revenue growth resulting from the introduction of new products, enhanced digital offerings and a focus on strengthening key customer relationships.

The Company is planning to have higher earnings before income taxes in 2018 resulting from increased revenue and improvements in both gross margin and operating margin levels. Operating margin gains include benefits from new products, volume leverage, cost reductions related to efficiency initiatives, modestly positive product mix factors and a favorable impact from foreign exchange rates. The Company projects operating expenses to increase in 2018 as we continue to fund incremental investments to support growth; however, on a percentage of sales basis, they are expected to be slightly lower than 2017.

The Company is planning for its effective tax rate in 2018 to be approximately 23 percent to 24 percent based on the Tax Cuts and Jobs Act (TCJA), which was signed into law on December 22, 2017.

Restructuring, Exit, Integration and Impairment Activities

Restructuring, exit, integration and impairment charges recorded in the Consolidated Statements of Operations during 2017, 2016 and 2015 by reportable segment are summarized below:

(in millions)	2017	2016	2015
Cash charges:
Boat	$1.7	$0.2	$—
Fitness	13.7	12.7	—
Corporate	1.6	—	0.6
Total cash charges	17.0	12.9	0.6
Non-cash charges:
Boat	2.2	—	—
Fitness	16.6	—	—
Corporate	0.8	2.3	4.1
Total non-cash charges	19.6	2.3	4.1
Total restructuring, exit, integration and impairment charges	$36.6	$15.2	$4.7

See Note 3 – Restructuring, Exit, Integration and Impairment Activities in the Notes to Consolidated Financial Statements for further details on charges and initiatives.

As a result of Restructuring, exit, integration and impairment activities, the Company anticipates future cost savings of approximately $4 million in the Fitness segment, with the full impact realized in 2018. Future cost savings will primarily be reflected in the Selling, general and administrative expense as reported on the Company's Consolidated Statements of Operations.

The Company anticipates it will incur restructuring, exit, integration and impairment charges of approximately $3 million in 2018.

Matters Affecting Comparability

Certain events occurred during 2017, 2016 and 2015 that the Company believes affect the comparability of the results of operations. The table below summarizes the impact of changes in currency exchange rates and the impact of recent acquisitions on the Company's net sales:

	Net Sales			2017 vs. 2016			2016 vs. 2015
(in millions)	2017	2016	2015	GAAP	Constant Currency	Acquisition Contribution	GAAP	Constant Currency	Acquisition Contribution
Marine Engine	$2,631.8	$2,441.1	$2,314.3	7.8%	7.6%	1.0%	5.5%	6.0%	1.1%
Boat	1,103.0	963.7	879.1	14.5%	14.3%	1.0%	9.6%	10.0%	0.9%
Marine eliminations	(258.5)	(231.3)	(207.8)
Total Marine	3,476.3	3,173.5	2,985.6	9.5%	9.3%	1.0%	6.3%	6.8%	1.1%

Fitness	1,033.7	980.4	794.6	5.4%	5.5%	3.2%	23.4%	24.0%	19.0%
Total	$4,510.0	$4,153.9	$3,780.2	8.6%	8.4%	1.5%	9.9%	10.4%	4.9%

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

Additionally, operating earnings comparisons were positively affected by foreign exchange rates by approximately $1 million in 2017 when compared with 2016, and were negatively affected by foreign exchange rates by approximately $14 million in 2016 when compared with 2015. These estimates include the impact of translation on all sales and costs transacted in a currency other than the U.S. dollar, the impact of hedging activities and pricing actions in certain international markets in response to the changes in the exchange rate between the local currency and the U.S. dollar.

Acquisitions. The Company completed acquisitions during 2017, 2016 and 2015 that affect the comparability of net sales. The impacts on consolidated and segment sales comparisons are reflected above. Refer to Note 4 – Acquisitions in the Notes to Consolidated Financial Statements for further information.

Pension settlement charges. In the fourth quarters of 2017, 2016 and 2015, the Company recognized $96.6 million, $55.1 million and $82.3 million of charges, respectively, related to actions taken to settle a portion of its pension obligations. These actions included transferring certain plan obligations to a third party by purchasing annuities on behalf of plan participants and making lump-sum payments directly to certain plan participants, as applicable. These costs are reflected in Pension settlement charge on the Consolidated Statements of Operations. See Note 17 – Postretirement Benefits in the Notes to Consolidated Financial Statements for further details.

Restructuring, exit, integration and impairment charges.  During 2017, the Company recorded restructuring, exit, integration and impairment charges of $36.6 million, compared with charges of $15.2 million in 2016 and $4.7 million in 2015. See Note 3 – Restructuring, Exit, Integration and Impairment Activities in the Notes to Consolidated Financial Statements for further details.

Product field campaigns charge. In the fourth quarter of 2017, the Company recorded a $13.5 million charge for costs related to field campaigns pertaining to certain Cybex products designed prior to the acquisition. The charge consisted of $8.4 million and $5.1 million within Cost of sales and Selling, general and administrative expense, respectively. There were no comparable costs in the prior year periods. See Note 13 – Commitments and Contingencies for further details.

Tax items. The Company recorded an income tax provision of $156.0 million, which included net charges of $61.8 million, primarily relating to the impact of U.S. tax reform under the TCJA, including the unfavorable impact on deferred tax balances caused by the reduction in the U.S. statutory rate from 35 percent to 21 percent, along with an estimate of taxes payable on deemed unrepatriated foreign earnings. The 2016 results reflect an income tax provision of $116.4 million, which included a net income tax charge of $1.1 million, primarily associated with the impact of changes in tax laws partially offset by the reassessment of tax reserves and favorable valuation allowance adjustments.

See Note 12 – Income Taxes in the Notes to Consolidated Financial Statements for further details.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015:

				2017 vs. 2016		2016 vs. 2015
(in millions, except per share data)	2017	2016	2015	$	%	$	%
Net sales	$4,510.0	$4,153.9	$3,780.2	$356.1	8.6%	$373.7	9.9%
Gross margin (A) (B)	1,234.7	1,180.3	1,060.0	54.4	4.6%	120.3	11.3%
Pension settlement charge	96.6	55.1	82.3	41.5	75.3%	(27.2)	(33.0)%
Restructuring, exit, integration and impairment charges	36.6	15.2	4.7	21.4	NM	10.5	NM
Operating earnings (B)	354.9	406.9	331.3	(52.0)	(12.8)%	75.6	22.8%
Net earnings from continuing operations (B)	187.3	272.6	230.9	(85.3)	(31.3)%	41.7	18.1%

Diluted earnings per common share from continuing operations	$2.08	$2.96	$2.45	$(0.88)	(29.7)%	$0.51	20.8%

Expressed as a percentage of Net sales:
Gross margin	27.4%	28.4%	28.0%		(100) bpts		40 bpts
Selling, general and administrative expense	13.5%	13.8%	14.0%		(30) bpts		(20) bpts
Research and development expense	3.1%	3.2%	3.0%		(10) bpts		20 bpts
Operating margin	7.9%	9.8%	8.8%		(190) bpts		100 bpts
__________

NM = not meaningful
bpts = basis points

(A)	Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Operations.

(B)
2017 Gross margin includes $8.4 million of charges; and 2017 Operating earnings and Net earnings from continuing operations include $13.5 million of charges, respectively, for costs related to field campaigns pertaining to certain Cybex products designed prior to the acquisition.

2017 vs. 2016

Net sales increased during 2017 when compared with 2016 due to increases across all segments. Marine Engine segment net sales increased due to strong growth in both outboard engines as well as the marine parts and accessories businesses. Outboard engines benefited from a favorable market environment, particularly for higher horsepower engines, and continued benefits from new product launches and market share gains. The marine parts and accessories businesses benefited from several factors, including the successful execution of the Company's international growth strategy, recent acquisitions and new product launches. Boat segment net sales reflected strong growth in the aluminum and fiberglass outboard boat businesses. Fitness segment net sales increased modestly reflecting growth in international markets while domestic demand was flat. International net sales for the Company increased 10 percent in 2017 on both a GAAP basis and on a constant currency basis when compared with 2016, driven by strong sales increases in Asia-Pacific, Europe and Canada as well as solid increases in other international markets.

Gross margin percentage decreased in 2017 when compared with 2016 driven by declines in the Fitness segment, as a result of several factors, including higher costs, particularly product field campaigns costs for certain Cybex products designed prior to the acquisition as well as higher freight costs, particularly in the fourth quarter, challenging pricing dynamics in certain international markets and unfavorable changes in sales mix.

Selling, general and administrative expense and Research and development expense line items increased during 2017 when compared with 2016, but decreased as a percentage of net sales. Both line items reflected increased funding to support investments in new products and growth initiatives, partially offset by cost reduction efforts.

In 2017 and 2016, the Company recorded $96.6 million and $55.1 million, respectively, of charges related to pension settlement actions as discussed in Note 17 – Postretirement Benefits in the Notes to Consolidated Financial Statements.

During 2017, the Company recorded restructuring, exit, integration and impairment charges of $36.6 million compared with $15.2 million in 2016. See Note 3 – Restructuring, Exit, Integration and Impairment Activities in the Notes to Consolidated Financial Statements for further details.

The Company recognized equity earnings of $6.1 million and $4.3 million in 2017 and 2016, respectively, which were mainly related to the Company's marine joint ventures. The Company recognized $6.1 million and $3.2 million in 2017 and 2016, respectively, in Other income, net, which includes the amortization of deferred income related to a trademark licensing agreement with AMF Bowling Centers, Inc (AMF) in both periods, as well as favorable foreign exchange adjustments in 2017 compared with 2016. See Note 1 – Significant Accounting Policies in the Notes to Consolidated Financial Statements for discussion of the trademark agreement with AMF.

Net interest expense decreased slightly in 2017 compared with 2016.

The Company recorded an income tax provision of $156.0 million, which included net charges of $61.8 million primarily relating to the impact of U.S. tax reform, including the unfavorable impact on deferred tax balances caused by the reduction in the U.S. statutory rate from 35 percent to 21 percent, along with an estimate of taxes payable on deemed unrepatriated foreign earnings. The 2016 results reflect an income tax provision of $116.4 million, which included a net income tax charge of $1.1 million, primarily associated with the impact of changes in tax laws partially offset by the reassessment of tax reserves and favorable valuation allowance adjustments. The effective tax rate for 2017 and 2016 was 45.4 percent and 29.9 percent, respectively.

The Company's effective tax rate in both periods also reflects the benefit of having earnings from foreign entities in jurisdictions that have lower statutory tax rates than the U.S. This includes entities in Hungary, China, Poland and the United Kingdom which have applicable statutory tax rates of 9 percent, 15 percent, 19 percent and 19 percent, respectively.

See Note 12 – Income Taxes in the Notes to Consolidated Financial Statements for further details on the impacts of the TCJA as well as a reconciliation of the Company's effective tax rate and statutory Federal income tax rate.

Operating earnings, Net earnings from continuing operations and Diluted earnings per common share from continuing operations decreased in 2017 when compared with 2016, primarily due to the factors discussed in the preceding paragraphs. The decrease in Diluted earnings per common share from continuing operations was partially offset by benefits from common stock repurchases.

Diluted earnings from continuing operations per common share, as adjusted, increased by $0.43 per share, or 12 percent, to $3.89 per share for 2017 when compared with $3.46 per share for 2016, and included adjustments for the following items in 2017: a net charge for special tax items of $0.76 per share, Pension settlement charge of $0.69 per share, Restructuring, exit, integration and impairment charges of $0.26 per share and product field campaigns charges of $0.10 per share. In 2016, Diluted earnings from continuing operations per common share included: Pension settlement charge of $0.38 per share, Restructuring, exit, integration and impairment charges of $0.10 per share and a net charge for special tax items of $0.02 per share.

2016 vs. 2015

Net sales increased during 2016 when compared with 2015 due to increases across all segments. Marine Engine segment net sales increased due to strong growth in the marine parts and accessories businesses as well as solid growth in outboard engines. Both of these categories benefited from favorable market conditions and market share gains while sterndrive engines declined, reflecting unfavorable demand trends. Boat segment net sales increased due to strong growth rates in fiberglass outboard boats as well as solid growth rates in aluminum boats. Fitness segment net sales increased, reflecting the benefit of recent acquisitions and growth in international markets while revenues in the U.S. increased modestly. International net sales for the Company increased 10 percent in 2016 on both a GAAP basis and on a constant currency basis when compared with 2015, driven by strong increases in European and Asia-Pacific markets, partially offset by decreases in Latin America, especially Brazil, and Africa and the Middle East.

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

Research and development expense increased as a percentage of sales in 2016 when compared with 2015 as the Company continued to increase its funding of investments in new products.

In 2016 and 2015, the Company recorded $55.1 million and $82.3 million, respectively, of charges related to pension settlement payments as discussed in Note 17 – Postretirement Benefits in the Notes to Consolidated Financial Statements.

During 2016, the Company recorded restructuring, integration and impairment charges of $15.2 million compared with $4.7 million in 2015. See Note 3 –  Restructuring, Exit, Integration and Impairment Activities in the Notes to Consolidated Financial Statements for further details.

The Company recognized equity earnings of $4.3 million and $3.7 million in 2016 and 2015, respectively, which were mainly related to the Company's marine joint ventures. The Company recorded income of $3.2 million and $5.3 million in 2016 and 2015, respectively, in Other income, net, which includes the amortization of deferred income related to a trademark licensing agreement with AMF in both periods and unfavorable foreign exchange adjustments in 2016.

Net interest expense decreased slightly in 2016 compared with 2015.

The Company recognized an income tax provision in 2016 of $116.4 million, which included a net charge of $1.1 million primarily associated with the impact of recent changes in tax law partially offset by the reassessment of tax reserves and favorable valuation allowance adjustments. The Company recognized an income tax provision of $83.9 million in 2015, which included a net tax benefit of $12.1 million, primarily associated with the internal restructuring of foreign entities and settling prior year audits. The effective tax rate, which is calculated as the income tax benefit or provision as a percentage of pre-tax income, was 29.9 percent and 26.7 percent for 2016 and 2015, respectively. See Note 12 – Income Taxes in the Notes to Consolidated Financial Statements for further details.

Operating earnings, Net earnings from continuing operations and Diluted earnings per common share from continuing operations increased in 2016 when compared with 2015, primarily due to the factors discussed in the preceding paragraphs. Diluted earnings per common share from continuing operations also benefited from the impact of common stock repurchases.

Diluted earnings from continuing operations per common share, as adjusted, increased by $0.57 per share, or 20 percent, to $3.46 per share for 2016 when compared with $2.89 per share for 2015, and included adjustments for the following items in 2016: Pension settlement charge of $0.38 per share, Restructuring, exit, integration and impairment charges of $0.10 per share and a net charge for special tax items of $0.02 per share. In 2015, Diluted earnings from continuing operations per common share included: Pension settlement charge of $0.54 per share, Restructuring, integration and impairment charges of $0.03 per share and a net benefit for special tax items of $0.13 per share.

Segments

The Company operates in three operating and reportable segments: Marine Engine, Boat and Fitness. Refer to Note 6 – Segment Information in the Notes to Consolidated Financial Statements for details on the segment operations.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the years ended December 31, 2017, 2016 and 2015:

				2017 vs. 2016		2016 vs. 2015
(in millions)	2017	2016	2015	$	%	$	%
Net sales	$2,631.8	$2,441.1	$2,314.3	$190.7	7.8%	$126.8	5.5%
Operating earnings	407.0	377.1	348.0	29.9	7.9%	29.1	8.4%
Operating margin	15.5%	15.4%	15.0%		10 bpts		40 bpts
__________

bpts = basis points

2017 vs. 2016

Marine Engine segment net sales increased in 2017 versus 2016 due to strong growth in both outboard engines and the marine parts and accessories businesses. Outboard engines benefited from a favorable market environment, particularly for higher horsepower engines, and continued benefits from market share gains, including benefits from recently launched products. The marine parts and accessories businesses benefited from the successful execution of the Company's international growth strategy, recent acquisitions and new product launches. Partially offsetting these factors was a decrease in sterndrive engine net sales due to the continuing shift to outboards which is contributing to unfavorable global retail demand trends. Acquisitions completed in 2017 and 2016 accounted for 1 percentage point of the Marine Engine segment's overall revenue growth rate in 2017. International net sales were 30 percent of the segment's net sales in 2017, and increased 10 percent from the prior year on a GAAP basis. On a constant currency basis, international net sales increased 9 percent in 2017, which included gains in all international markets, with the strongest increases in Canada, Europe and Asia-Pacific.

Marine Engine segment operating earnings increased in 2017 as a result of higher net sales and favorable changes in product mix, partially offset by planned increases in growth investments in advance of new product introductions and the resolution of litigation in the fourth quarter of 2017.

2016 vs. 2015

Net sales for the Marine Engine segment increased in 2016 when compared with 2015. The increase was mainly due to strong growth in the marine parts and accessories businesses, which included benefits from favorable market trends, market share gains, acquisitions during 2016 and 2015 and new product launches. The segment also experienced a solid increase in outboard engine net sales, driven by continued favorable retail demand trends in overall U.S. and European markets and market share gains, including benefits from recently launched products. The segment reported a decrease in sterndrive engine net sales due mostly to the continuing shift to outboards and unfavorable global retail demand trends. Acquisitions completed in 2016 and 2015 accounted for 1 percentage point of the Marine Engine segment's overall revenue growth rate in 2016. International net sales were 32 percent of the segment's net sales in 2016, and increased 4 percent from the prior year on a GAAP basis. On a constant currency basis, international net sales increased 5 percent in 2016, which included gains in Europe, Asia-Pacific and Canada, partially offset by declines in Africa and the Middle East and Latin America.

Marine Engine segment operating earnings increased in 2016 as a result of higher net sales and cost reductions, including benefits from efficiency and sourcing initiatives as well as lower commodity costs. Partially offsetting these factors were an unfavorable impact from foreign exchange and growth-related investments including new product development activities.

Boat Segment

The following table sets forth Boat segment results for the years ended December 31, 2017, 2016 and 2015:

				2017 vs. 2016		2016 vs. 2015
(in millions)	2017	2016	2015	$	%	$	%
Net sales	$1,103.0	$963.7	$879.1	$139.3	14.5%	$84.6	9.6%
Restructuring, exit, integration and impairment charges (A)	3.9	0.2	—	3.7	NM	0.2	NM
Operating earnings	71.1	59.4	38.5	11.7	19.7%	20.9	54.3%
Operating margin	6.4%	6.2%	4.4%		20 bpts		180 bpts
__________

NM = not meaningful
bpts = basis points

(A)	See Note 3 – Restructuring, Exit, Integration and Impairment Activities in the Notes to Consolidated Financial Statements for further details.

2017 vs. 2016

Boat segment net sales increased in 2017 versus 2016 as a result of strong growth in the aluminum and fiberglass outboard boat businesses and growth in both domestic and international markets. Net sales benefited from increased global wholesale unit shipments as well as higher average selling prices, as customers continued to migrate to boats with more content and higher horsepower engines. An acquisition completed in 2016 accounted for 1 percentage point of the Boat segment's overall revenue growth rate in 2017. International net sales were 27 percent of the segment's net sales in 2017, an increase of 14 percent from the prior year on a GAAP basis. On a constant currency basis, international net sales increased 13 percent when compared with the same prior year period, mainly due to net sales increases in Canada, Europe, Latin America and Asia-Pacific.

Boat segment operating earnings increased in 2017 when compared with 2016 due to higher sales and margin gains partially stemming from improved operating efficiencies, partly offset by increased restructuring, exit, integration and impairment charges mostly associated with the closure of the manufacturing facility in Brazil.

2016 vs. 2015

Boat segment net sales increased in 2016 when compared with 2015 due to growth in fiberglass outboard and aluminum boats. Net sales growth benefited from higher average selling prices, resulting from a favorable shift in mix as well as a slight increase in global wholesale unit shipments, which was slightly below global retail unit growth for the year. Additionally, net sales benefited from recently introduced new products and market share gains. An acquisition completed in 2016 accounted for 1 percentage point of the Boat segment's overall revenue growth rate in 2016. International net sales were 27 percent of the segment's net sales in 2016, a decrease of 3 percent from the prior year on a GAAP basis. On a constant currency basis, international net sales decreased 2 percent when compared with the same prior year period, mainly due to net sales decreases in Latin America, especially Brazil, Canada and Africa and the Middle East, partially offset by increases in the Europe and Asia-Pacific regions.

Boat segment operating earnings increased in 2016 when compared with 2015 as a result of higher net sales and benefits from a favorable shift in sales mix, lower commodity costs and savings related to sourcing initiatives. These factors were partially offset by increases in revenue and profit-enhancing investments.

Fitness Segment

The following table sets forth Fitness segment results for the years ended December 31, 2017, 2016 and 2015:

				2017 vs. 2016		2016 vs. 2015
(in millions)	2017	2016	2015	$	%	$	%
Net sales	$1,033.7	$980.4	$794.6	$53.3	5.4%	$185.8	23.4%
Restructuring, exit, integration and impairment charges (A)	30.3	12.7	—	17.6	NM	12.7	NM
Operating earnings (B)	64.1	117.3	116.5	(53.2)	(45.4)%	0.8	0.7%
Operating margin	6.2%	12.0%	14.7%		(580) bpts		(270) bpts
__________

NM = not meaningful
bpts = basis points

(A)	See Note 3 – Restructuring, Exit, Integration and Impairment Activities in the Notes to Consolidated Financial Statements for further details.
(B) Operating earnings includes a $13.5 million charge for costs related to field campaigns pertaining to certain Cybex products designed prior to the acquisition.

2017 vs. 2016

Fitness segment net sales increased in 2017 when compared with 2016 due primarily to growth in international markets including benefits from the ICG acquisition. Growth in sales to value-oriented franchise clubs continues to be offset by declines in sales to traditional clubs and certain vertical markets. Acquisitions completed in 2016 accounted for 3 percentage points of growth in 2017. International net sales were 46 percent of the segment's net sales in 2017 and increased 9 percent compared with the prior year on both a GAAP basis and on a constant currency basis due to strength across most international markets, especially Asia-Pacific and Europe, partially offset by slight declines in Canada.

Fitness segment operating earnings decreased in 2017 when compared with the prior year resulting from lower margins, reflecting several factors, including higher restructuring, exit, integration and impairment charges, costs associated with product field campaigns for certain Cybex products, higher costs including freight, particularly in the fourth quarter, the impact of planned costs associated with capacity expansions and new products, more challenging competitive dynamics in certain international markets and unfavorable changes in sales mix, partially offset by higher sales and cost reduction initiatives.

2016 vs. 2015

Fitness segment net sales increased in 2016 when compared with 2015. Acquisitions completed in 2016 and 2015 contributed 19 percentage points to the Fitness segment's revenue growth rate in 2016. Net sales also benefited from overall growth in international markets as well as modest growth in the U.S., reflecting increased sales to commercial fitness customers including the impact of declines in sales to local and federal governments. International net sales were 45 percent of the segment's net sales in 2016 and increased 19 percent compared with the prior year on a GAAP basis. On a constant currency basis and excluding acquisitions, the segment's international net sales increased 7 percent when compared with the prior year due to strength in Asia-Pacific and Europe, partially offset by slight declines in other international markets.

Fitness segment operating earnings increased slightly in 2016 when compared with the prior year. The increase was primarily due to higher net sales and completed acquisitions in 2016, mostly offset by increased restructuring and integration costs, increases in growth-related investments, a net unfavorable impact of sales mix and purchase accounting adjustments related to the three acquisitions completed since 2015.

Corporate/Other

The following table sets forth Corporate/Other results for the years ended December 31, 2017, 2016 and 2015:

				2017 vs. 2016		2016 vs. 2015
(in millions)	2017	2016	2015	$	%	$	%
Restructuring, exit, integration and impairment charges (A)	$2.4	$2.3	$4.7	$0.1	4.3%	$(2.4)	(51.1)%
Operating loss	(81.4)	(77.1)	(77.7)	4.3	5.6%	(0.6)	(0.8)%

(A)	See Note 3 – Restructuring, Exit, Integration and Impairment Activities in the Notes to Consolidated Financial Statements for further details.

Corporate operating expenses increased in 2017 compared with 2016 and increased in 2016 compared with 2015 primarily due to project and other growth initiative related spending, including investments in technology solutions and IT enhancements.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the years ended December 31, 2017, 2016 and 2015:

(in millions)	2017	2016	2015
Net cash provided by operating activities of continuing operations	$417.2	$423.5	$340.2
Net cash provided by (used for):
Capital expenditures	(189.3)	(172.5)	(114.1)
Proceeds from the sale of property, plant and equipment	8.3	1.9	2.4
Effect of exchange rate changes on cash and cash equivalents	6.9	0.1	(15.6)
Total free cash flow from continuing operations (A)	$243.1	$253.0	$212.9

(A) The Company defines “Free cash flow from continuing operations” as cash flow from operating and investing activities of continuing operations (excluding cash provided by or used for acquisitions, investments, purchases or sales/maturities of marketable securities and other investing activities) and the effect of exchange rate changes on cash and cash equivalents. Free cash flow from continuing operations is not intended as an alternative measure of cash flow from operations, as determined in accordance with GAAP in the United States. The Company uses this financial measure both in presenting its results to shareholders and the investment community and in its internal evaluation and management of its businesses. Management believes that this financial measure and the information it provides are useful to investors because it permits investors to view Brunswick’s performance using the same tools that management uses to gauge progress in achieving its goals. Management believes that the non-GAAP financial measure “Free cash flow from continuing operations” is also useful to investors because it is an indication of cash flow that may be available to fund investments in future growth initiatives.

Brunswick’s major sources of funds for capital investments, acquisitions, share repurchase programs and dividend payments are cash generated from operating activities, available cash and marketable securities balances and potential borrowings. The Company evaluates potential acquisitions, divestitures and joint ventures in the ordinary course of business.

2017 Cash Flow

In 2017, net cash provided by operating activities of continuing operations totaled $417.2 million. The primary driver of the cash provided by operating activities was net earnings from continuing operations net of non-cash expense items. An increase in working capital had a negative effect on net cash provided by operating activities. Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Consolidated Balance Sheets excluding the impact of acquisitions. Net inventories increased by $65.6 million to support higher sales volumes and Accounts receivable increased by $58.1 million as a result of strong sales in the fourth quarter. Partially offsetting these items were increases in Accrued expenses of $47.0 million and Accounts payable of $34.7 due to higher expenditure levels and timing of payments.

Net cash used for investing activities of continuing operations during 2017 totaled $165.2 million, which included capital expenditures of $189.3 million. The Company's capital spending was focused on new product introductions, capacity expansion and other profit enhancing projects in all segments. Cash paid for the acquisition of Lankhorst Taselaar, net of cash acquired, was $15.5 million. See Note 4 – Acquisitions in the Notes to Consolidated Financial Statements for further details on the Company's acquisitions. Net cash used for investing activities also included $35.0 million of maturities of marketable securities and Proceeds from the sale of Property, plant and equipment of $8.3 million. See Note 9 – Investments in the Notes to Consolidated Financial Statements for further details on the Company's investments.

Cash flows used for financing activities of continuing operations totaled $202.2 million during 2017 and included common stock repurchases and cash dividends paid to common stock shareholders.

2016 Cash Flow

In 2016, net cash provided by operating activities of continuing operations totaled $423.5 million. The primary driver of the cash provided by operating activities was net earnings from continuing operations net of non-cash expense items. An increase in working capital had a negative effect on net cash provided by operating activities. Net inventories increased by $40.4 million due to increases in production to support higher sales volumes. Accrued expenses decreased $17.3 million which included the impact of the payments of deferred compensation in connection with executive management transitions. Partially offsetting these items was an increase in Accounts payable of $34.8 million, which was partially due to the timing of payments.

Net cash used for investing activities of continuing operations during 2016 totaled $464.6 million, which included capital expenditures of $172.5 million. The Company's capital spending was focused on new product introductions, capacity expansion projects in all segments and other high priority, profit-enhancing projects. Cash paid for acquisitions, net of cash acquired, totaled $276.1 million. See Note 4 – Acquisitions in the Notes to Consolidated Financial Statements for further details on the Company's acquisitions. Additionally, the Company had net purchases of marketable securities of $24.3 million during the year. See Note 9 – Investments in the Notes to Consolidated Financial Statements for further details on the Company's investments.

Cash flows used for financing activities of continuing operations were $185.4 million during 2016 and included common stock repurchases and cash dividends paid to common stock shareholders.

2015 Cash Flow

In 2015, net cash provided by operating activities of continuing operations totaled $340.2 million. The primary driver of the cash provided by operating activities was net earnings from continuing operations net of non-cash expense items. An increase in working capital had a negative effect on net cash provided by operating activities. Accrued expenses decreased $31.9 million during 2015, primarily driven by a reduction in insurance reserves related to the settlement of a product liability matter that was mostly offset by a related reduction in accounts receivable reflecting the receipt of insurance proceeds, as well as a reduction in accrued payroll costs due to timing of payrolls. Accounts and notes receivable increased $11.4 million, primarily driven by higher fourth quarter sales across all segments. Net inventories increased $9.6 million due to increases in production to support higher sales volumes and new product introductions; however, increases were at a lower rate than the prior year.

Net cash used for investing activities of continuing operations during 2015 totaled $68.8 million, which included capital expenditures of $114.1 million. The Company's capital spending was focused on new product introductions, capacity expansion projects in all segments, and other high priority, profit-enhancing projects. Cash paid for acquisitions totaled $29.7 million. See Note 4 – Acquisitions in the Notes to Consolidated Financial Statements for further details on the Company's acquisitions. The Company had net proceeds from marketable securities of $71.7 million in 2015. See Note 9 – Investments in the Notes to Consolidated Financial Statements for further details on the Company's investments.

Cash flows used for financing activities of continuing operations were $175.5 million during 2015 and included common stock repurchases and cash dividends paid to common stock shareholders.

Liquidity and Capital Resources

The Company views its highly liquid assets as of December 31, 2017 and 2016 as:

(in millions)	2017	2016
Cash and cash equivalents	$448.8	$422.4
Short-term investments in marketable securities	0.8	35.8
Total cash, cash equivalents and marketable securities	$449.6	$458.2

The following table sets forth an analysis of Total liquidity as of December 31, 2017 and 2016:

(in millions)	2017	2016
Cash, cash equivalents and marketable securities	$449.6	$458.2
Amounts available under lending facilities(A)	295.7	295.7
Total liquidity (B)	$745.3	$753.9

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

Cash, cash equivalents and marketable securities totaled $449.6 million as of December 31, 2017, a decrease of $8.6 million from $458.2 million as of December 31, 2016. Total debt as of December 31, 2017 and December 31, 2016 was $437.4 million and $439.4 million, respectively.  The Company's debt-to-capitalization ratio improved to 22.8 percent as of December 31, 2017, from 23.4 percent as of December 31, 2016.

Management believes that the Company has adequate sources of liquidity to meet the Company's short-term and long-term needs. The next significant long-term debt maturity is not until 2021.

The Company has executed share repurchases against authorizations approved by the Board of Directors in 2014 and 2016. In 2017, the Company repurchased $130 million of stock under these authorizations and as of December 31, 2017, the remaining authorization was $110 million. The Company plans to repurchase approximately $100 million of shares in 2018, which may be adjusted based on available cash and other investment opportunities.

Quarterly dividend payments included in the 2018 plan are consistent with current levels. However, the Company may increase these levels as earnings and cash flows improve, consistent with its capital strategy.

The Company is projecting an increase in net earnings in 2018 when compared with 2017. Net activity in working capital is projected to reflect a usage of cash in 2018 in the range of $20 million to $40 million. Additionally, the Company is planning for capital expenditures of approximately $215 million to $225 million, reflecting increased investments in capacity to support growth, continued investments in product leadership as well as our decision to increase investment as a result of cash benefits from U.S. tax reform. Including these and other factors, the Company plans to generate free cash flow in 2018 in excess of $275 million.

Included in the cash flow projections are contributions to the defined benefit pension plans of approximately $70 million to $75 million in 2018. These amounts may be adjusted for several factors, including actions to accelerate our de-risking activities, increasing contributions to generate higher deductions at a more favorable statutory rate as a result of U.S. tax reform, market conditions, pension funding regulations and Company discretion. The Company contributed $70.0 million to its qualified defined benefit pension plans both in 2017 and 2016. The Company also contributed $3.7 million and $4.6 million to fund benefit payments from its nonqualified defined benefit pension plan in 2017 and 2016, respectively.

The aggregate funded status of the Company's qualified defined benefit pension plans, measured as a percentage of the projected benefit obligation, was approximately 80 percent at December 31, 2017 compared with approximately 78 percent at

December 31, 2016. As of December 31, 2017, the Company's qualified defined benefit pension plans were underfunded on an aggregate projected benefit obligation basis by $137.6 million which represented a $61.5 million improvement from 2016. This improvement was due to strong asset returns and contributions of $70 million, which more than outpaced the impact of interest on plan liabilities. See Note 17 – Postretirement Benefits in the Notes to Consolidated Financial Statements for more details.

Income Taxes

The Company expects its cash tax rate to be in the high-single digit percentage range in 2018, reflecting the recently enacted Tax Cuts and Jobs Act (TCJA) which reduced the U.S federal statutory rate from 35 percent to 21 percent. The estimated 2018 cash tax rate also includes the impacts of an anticipated refund resulting from over-payments in 2017.

Additionally, as a result of the TCJA, specifically the imposition of a one-time deemed repatriation tax on certain unremitted earnings of foreign subsidiaries, the Company reevaluated its indefinite assertion as of December 31, 2017. The Company is considering remitting cash back to the U.S. in 2018 from non-U.S. subsidiaries and as such, the Company will no longer assert that it is permanently reinvested in any non-U.S. subsidiaries as of December 31, 2017. These remittances would be considered dividends and under changes made by the TCJA these dividends would be subject to a 100 percent dividend received deduction and would not result in any U.S. federal tax liability. The Company is continuing to analyze the effects of the TCJA including the impact on future repatriations and any related withholding taxes from non-U.S. subsidiaries. Future repatriations could result in additional funds to execute the Company's capital strategy.

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

Contractual Obligations

The following table sets forth a summary of the Company's contractual cash obligations as of December 31, 2017:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Debt (A)	$443.4	$5.6	$11.7	$153.6	$272.5
Interest payments on long-term debt	189.9	26.2	52.4	45.4	65.9
Operating leases (B)	152.4	37.6	55.4	27.2	32.2
Purchase obligations (C)	230.3	228.6	1.2	0.5	—
Deferred management compensation (D)	43.9	4.8	2.0	2.0	35.1
Other long-term liabilities (E)	165.3	16.8	95.3	32.7	20.5
Total contractual obligations	$1,225.2	$319.6	$218.0	$261.4	$426.2

(A)
See Note 16 – Debt in the Notes to Consolidated Financial Statements for additional information on the Company's debt. “Debt” refers to future cash principal payments. Debt also includes the Company's capital leases as discussed in Note 21 – Leases in the Notes to Consolidated Financial Statements.

(B)	See Note 21 – Leases in the Notes to Consolidated Financial Statements for additional information.

(C)	Purchase obligations represent agreements with suppliers and vendors at the end of 2017 for raw materials and other supplies as part of the normal course of business.

(D)	Amounts primarily represent long-term deferred compensation plans for Company management. Payments are assumed to be equal to the remaining liability.

(E)
Other long-term liabilities include amounts recorded as secured obligations for lease and other long-term receivables originated by the Company and assigned to third parties where the transfer of assets do not meet the conditions for a sale as a result of the Company's contingent obligation to repurchase the receivables in the event of customer non-payment. Amounts above also include obligations under deferred revenue arrangements and future projected payments related to the Company's nonqualified pension plans. The Company is not required to make any contributions to the qualified pension plan in 2017; however, $3.7 million of scheduled retiree health care and life insurance benefit plan payments due within one year are included in other long-term liabilities. Due to the high degree of uncertainty regarding the potential future cash outflows associated with these plans, the Company is unable to provide a reasonably reliable estimate of the amounts and periods in which any additional liabilities might be paid beyond 2017.

Legal Proceedings

See Note 13 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for disclosure related to certain legal and environmental proceedings.

Environmental Regulation

In its Marine Engine segment, Brunswick continues to develop engine technologies to reduce engine emissions to comply with current and future emissions requirements. The Boat segment continues to pursue fiberglass boat manufacturing technologies and techniques to reduce air emissions at its boat manufacturing facilities. The costs associated with these activities may have an adverse effect on segment operating margins and may affect short-term operating results. Environmental regulatory bodies in the United States and other countries may impose more stringent emissions standards and/or other environmental regulatory requirements than are currently in effect. Using its environmental management system processes, the Company complies with current regulations and expects to comply fully with any new regulations; compliance will most likely increase the cost of these products for the Company and the industry, but is not expected to have a material adverse effect on Brunswick's competitive position.
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

Revenue Recognition and Sales Incentives. Brunswick's revenue is derived primarily from the sale of marine engines, marine parts and accessories, boats, fitness equipment and active recreation products. Revenue is recognized in accordance with the terms of the sale, primarily upon shipment to customers, once the sales price is fixed or determinable and collectability is reasonably assured. Brunswick offers discounts and sales incentives that include retail promotions and rebates that are recorded as reductions of revenues in Net sales in the Consolidated Statements of Operations. The estimated liability and reduction in revenues for sales incentives is recorded at the later of when the program has been communicated to the customer or at the time of sale. Revenues from freight are included as a part of Net sales in the Consolidated Statements of Operations, whereas shipping, freight and handling costs are included in Cost of sales.

In May 2014, the FASB issued a final standard on revenue recognition that will supersede most current revenue recognition guidance. Refer to Note 1 – Significant Accounting Policies in the Notes to Consolidated Financial Statements for further discussion of the new revenue recognition standard which will be effective beginning January 1, 2018.

Warranty Reserves. The Company records an estimated liability for product warranties at the time revenue is recognized. The liability is estimated using historical warranty experience, projected claim rates and expected costs per claim. The Company adjusts its liability for specific warranty matters when they become known and the exposure can be estimated. The Company's warranty liabilities are affected by product failure rates as well as material usage and labor costs incurred in correcting a product failure. If actual costs differ from estimated costs, the Company must make a revision to the warranty liability.

Goodwill and Other Intangibles. Goodwill and other intangible assets primarily result from business acquisitions. The excess of cost over net assets of businesses acquired is recorded as goodwill. The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. All three of the Company's reporting units have a goodwill balance.

For 2017, the impairment test for goodwill was a two-step process. The first step compares the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed to measure the amount of the impairment loss, if any. In this second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

For both 2016 and 2015, the Company determined through qualitative assessment that it was not “more likely than not” that the fair values of its reporting units are less than their carrying values; as a result, the Company was not required to perform the two-step impairment test in either year. The Company did not record any goodwill impairments in 2017, 2016 or 2015.

The Company calculates the fair value of its reporting units considering both the income approach and the guideline public company method.  The income approach calculates the fair value of the reporting unit using a discounted cash flow approach utilizing a Gordon Growth model. Internally forecasted future cash flows, which the Company believes reasonably approximate market participant assumptions, are discounted using a weighted average cost of capital (Discount Rate) developed for each reporting unit. The Discount Rate is developed using market observable inputs, as well as considering whether or not there is a measure of risk related to the specific reporting unit’s forecasted performance. Fair value under the guideline public company method is determined for each unit by applying market multiples for comparable public companies to the unit’s financial results. The key uncertainties in these calculations are the assumptions used in determining the reporting unit’s forecasted future performance, including revenue growth and operating margins, as well as the perceived risk associated with those forecasts, along with selecting representative market multiples.

The Company's primary intangible assets are customer relationships and trade names acquired in business combinations. The costs of amortizable intangible assets are amortized over their expected useful lives, typically between three and sixteen years, using the straight-line method. Intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets described below. Intangible assets not subject to amortization are assessed for impairment at least annually and whenever events or changes in circumstances indicate that it is more likely than not that an asset may be impaired. The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset. The fair value of trade names is measured using a relief-from-royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid to third parties had the Company not owned the trade name and instead licensed the trade name from another company. Higher royalty rates are assigned to premium brands within the marketplace based on name recognition and profitability, while other brands receive lower royalty rates. The basis for future cash flow projections are based on internal revenue forecasts by brand, which the Company believes represent reasonable market participant assumptions, to which the selected royalty rate is applied. These future cash flows are discounted using the applicable Discount Rate as well as any potential risk premium to reflect the inherent risk of holding a standalone intangible asset. The key uncertainties in this calculation are the selection of an appropriate royalty rate and assumptions used in developing internal revenue growth forecasts, as well as the perceived risk associated with those forecasts in determining the Discount Rate.

The Company recorded a $13.9 million indefinite-lived intangible asset impairment during 2017 related to the Cybex trade name. Refer to Note 3 – Restructuring, Exit, Integration and Impairment Activities in the Notes to Consolidated Financial Statements for further details. The Company did not record impairments for indefinite-lived intangible assets in 2016 and 2015.

Refer to Note 11 – Goodwill and Other Intangibles in the Notes to Consolidated Financial Statements for more information.

Long-Lived Assets. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of its definite-lived intangible assets--excluding goodwill and indefinite-lived trade names--and other long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. Once an impairment indicator is identified, the Company tests for recoverability of the related asset group using an estimate of undiscounted cash flows over the remaining asset group's life. If an asset group's carrying value is not recoverable, the Company records an impairment loss based on the excess of the carrying value of the asset group over the long-lived asset group's fair value. Fair value is determined using observable inputs, including the use of appraisals from independent third parties, when available, and, when observable inputs are not available, based on the Company's assumptions of the data that market participants would use in pricing the asset or liability, based on the best information available in the circumstances. Specifically, the Company uses discounted cash flows to determine the fair value of the asset when observable inputs are unavailable. The Company tested its long-lived asset balances for impairment as indicators arose during 2017, 2016 or 2015, resulting in impairment charges of $0.1 million, $2.4 million and $4.7 million, respectively, which are recognized in either Restructuring, integration and impairment charges or Selling, general and administrative expense in the Consolidated Statements of Operations.

Litigation. In the normal course of business, the Company is subject to claims and litigation, including obligations assumed or retained as part of acquisitions and divestitures. The Company accrues for litigation based upon its assessment, made in consultation with counsel, of the likely range of exposure stemming from the claim. In light of existing reserves, the Company's litigation claims, when finally resolved, will not, in the opinion of management, have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

Income Taxes. Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the realizability of net deferred tax assets and, as necessary, records valuation allowances against them. The Company estimates its tax obligations based on historical experience and current tax laws and litigation. The judgments made at any point in time may change based on the outcome of tax audits and settlements of tax litigation, as well as changes due to new tax laws and regulations and the Company's application of those laws and regulations. These factors may cause the Company's tax rate and deferred tax balances to increase or decrease. The Company's income tax provision included net charges of $71.8 million as a result of U.S. tax reform. See Note 12 – Income Taxes in Notes to Consolidated Financial Statements for further details.

Recent Accounting Pronouncements

See Note 1 – Significant Accounting Policies in the Notes to Consolidated Financial Statements for the recent accounting pronouncements that have been adopted during the year ended December 31, 2017, or will be adopted in future periods.

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

The Company uses foreign currency forward and option contracts to manage foreign exchange rate exposure related to anticipated transactions, and assets and liabilities that are subject to risk from foreign currency rate changes. The Company's principal currency exposures relate to the Euro, Canadian dollar, Japanese yen, Australian dollar, British pound and Brazilian real. The Company hedges certain anticipated transactions with financial instruments whose maturity date, along with the realized gain or loss, occurs on or near the execution of the anticipated transaction. The Company manages foreign currency exposure of certain assets or liabilities through the use of derivative financial instruments such that the gain or loss on the derivative financial instrument offsets the loss or gain recognized on the underlying asset or liability, respectively.

Certain raw materials the Company uses are exposed to the effect of changing commodity prices. Accordingly, the Company may use commodity swap agreements, futures contracts and supplier agreements to manage fluctuations in prices of anticipated purchases of certain raw materials, including aluminum, copper, natural gas and steel. As of December 31, 2017 and 2016, there were no outstanding derivative financial instruments related to commodities.

From time-to-time, the Company enters into forward-starting interest rate swaps to hedge the interest rate risk associated with the future issuance of long-term debt. There were no forward-starting interest rate swaps outstanding at December 31, 2017 and 2016. The Company uses fixed-to-floating interest rate swaps to convert a portion of the Company's long-term debt from fixed-to-floating rate debt. An interest rate swap is entered into with the expectation that the change in the fair value of the interest rate swap will offset the change in the fair value of the debt instrument attributable to changes in the benchmark interest rate. Each period, the change in the fair value of the interest rate swap asset or liability is recorded as a change in the fair value of the corresponding debt instrument.

The following analyses provide quantitative information regarding the Company's exposure to foreign currency exchange rate risk and interest rate risk as it relates to its derivative financial instruments. The Company uses a model to evaluate the sensitivity of the fair value of financial instruments with exposure to market risk that assumes instantaneous, parallel shifts in exchange rates. For options and instruments with nonlinear returns, models appropriate to the instrument are utilized to determine the impact of market shifts. There are certain shortcomings inherent in the sensitivity analyses presented, primarily due to the assumption that exchange rates change in a parallel fashion.

The amounts shown below represent the estimated reduction in fair market value that the Company would incur on its derivative financial instruments from a 10 percent adverse change in quoted foreign currency rates and interest rates.

(in millions)	2017	2016
Risk Category
Foreign exchange	$47.8	$36.1
Interest rates	1.5	1.8

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedule on page 45.

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

Management's Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included a report of management's assessment of the effectiveness of its internal control over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Management's report is included in the Company's 2017 Financial Statements under the captions entitled “Report of Management on Internal Control Over Financial Reporting” and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information pursuant to this Item with respect to our Directors, the Company's Audit Committee, and the Company's code of ethics is incorporated by reference from the discussion under the headings Proposal No. 1: Election of Directors and Corporate Governance in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2018 (Proxy Statement). Information pursuant to this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the discussion under the heading Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information pursuant to this Item with respect to the securities of the Company owned by the Directors and certain officers of the Company, by the Directors and officers of the Company as a group, and by the persons known to the Company to own beneficially more than 5 percent of the outstanding voting securities of the Company is incorporated by reference from the discussion under the heading Stock Held by Directors, Executive Officers, and Principal Shareholders in the Proxy Statement. Information pursuant to this Item with respect to securities authorized for issuance under the Company's equity compensation plans is hereby incorporated by reference from the discussion under the heading Equity Compensation Plan Information in the Proxy Statement.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The financial statements and schedule filed as part of this Annual Report on Form 10-K are listed in the accompanying Index to Financial Statements and Financial Statement Schedule on page 45. The exhibits filed as a part of this Annual Report are listed in the Exhibit Index below.

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

10.2*	Form of Officer Terms and Conditions of Employment.
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

10.12*
2015 Stock-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 4, 2015, as filed with the Securities and Exchange Commission on May 7, 2015, and hereby incorporated by reference.

10.13*
2015 Cash-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 4, 2015, as filed with the Securities and Exchange Commission on May 7, 2015, and hereby incorporated by reference.

10.14*
2015 Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 4, 2015, as filed with the Securities and Exchange Commission on May 7, 2015, and hereby incorporated by reference.

10.15*
2015 Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan - TSR Participants, filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 4, 2015, as filed with the Securities and Exchange Commission on May 7, 2015, and hereby incorporated by reference.

10.16*
Terms and Conditions of Employment agreement for Mark D. Schwabero, effective February 11, 2016, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 12, 2016, and hereby incorporated by reference.

10.17*
2016 Stock-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 2016, as filed with the Securities and Exchange Commission on May 5, 2016, and hereby incorporated by reference.

10.18*
2016 Cash-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 2016, as filed with the Securities and Exchange Commission on May 5, 2016, and hereby incorporated by reference.

10.19*
2016 Stock-Settled Stock Appreciation Right Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.6 to the Company's Quarterly Report of Form 10-Q for the quarter ended April 2, 2016, as filed with the Securities and Exchange Commission on May 5, 2016, and hereby incorporated by reference.

10.20*
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

10.22*
2017 Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2017, as filed with the Securities and Exchange Commission on May 4, 2017, and hereby incorporated by reference.

10.23*
2017 Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan - TSR Participants, filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2017, as filed with the Securities and Exchange Commission on May 4, 2017, and hereby incorporated by reference.

10.24*
2017 Cash-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2017, as filed with the Securities and Exchange Commission on May 4, 2017, and hereby incorporated by reference.

10.25*
2017 Stock-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2017 as filed with the Securities and Exchange Commission on May 4, 2017 and hereby incorporated by reference.

10.26*
2017 Stock-Settled Stock Appreciation Right Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.6 to the Company's Quarterly Report of Form 10-Q for the quarter ended April 1, 2017, as filed with the Securities and Exchange Commission on May 4, 2017, and hereby incorporated by reference.

10.27*
2017 Brunswick Performance Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2017, as filed with the Securities and Exchange Commission on May 4, 2017, and hereby incorporated by reference.

10.28*
2017 Brunswick Performance Plan - Senior Management Incentive Plan Participants, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2017, as filed with the Securities and Exchange Commission on May 4, 2017, and hereby incorporated by reference.

10.29*
2017 Brunswick Performance Plan - Performance Share Plan Participants, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2017, as filed with the Securities and Exchange Commission on May 4, 2017, and hereby incorporated by reference.

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

Index to Financial Statements and Financial Statement Schedule

Brunswick Corporation

BRUNSWICK CORPORATION

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company's management is responsible for the preparation, integrity, and objectivity of the financial statements and other financial information presented in this Annual Report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect the effects of certain estimates and judgments made by management.

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

Based on the Company's evaluation under the framework in Internal Control - Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2017. The effectiveness of internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its attestation report, which is included herein.

Brunswick Corporation
Mettawa, Illinois
February 20, 2018

BRUNSWICK CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Brunswick Corporation
Mettawa, Illinois

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Brunswick Corporation and subsidiaries (the "Company") as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 20, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 20, 2018

BRUNSWICK CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Brunswick Corporation
Mettawa, Illinois
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Brunswick Corporation and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE AND TOUCHE LLP

Chicago, Illinois
February 20, 2018

We have served as the Company's auditor since 2014.

BRUNSWICK CORPORATION Consolidated Statements of Operations

	For the Years Ended December 31
(in millions, except per share data)	2017	2016	2015
Net sales	$4,510.0	$4,153.9	$3,780.2
Cost of sales	3,275.3	2,973.6	2,720.2
Selling, general and administrative expense	608.1	572.1	527.8
Research and development expense	138.5	131.0	113.9
Pension settlement charge	96.6	55.1	82.3
Restructuring, exit, integration and impairment charges	36.6	15.2	4.7
Operating earnings	354.9	406.9	331.3
Equity earnings	6.1	4.3	3.7
Other income, net	6.1	3.2	5.3
Earnings before interest and income taxes	367.1	414.4	340.3
Interest expense	(26.4)	(27.2)	(27.7)
Interest income	2.6	1.8	2.2
Earnings before income taxes	343.3	389.0	314.8
Income tax provision	156.0	116.4	83.9
Net earnings from continuing operations	187.3	272.6	230.9

Discontinued operations:
Earnings (loss) from discontinued operations, net of tax	(40.9)	3.4	(2.3)
Gain on disposal of discontinued operations, net of tax	—	—	12.8
Net earnings (loss) from discontinued operations, net of tax	(40.9)	3.4	10.5
Net earnings	$146.4	$276.0	$241.4

Earnings (loss) per common share:
Basic
Earnings from continuing operations	$2.10	$2.99	$2.49
Earnings (loss) from discontinued operations	(0.46)	0.04	0.11
Net earnings	$1.64	$3.03	$2.60

Diluted
Earnings from continuing operations	$2.08	$2.96	$2.45
Earnings (loss) from discontinued operations	(0.46)	0.04	0.11
Net earnings	$1.62	$3.00	$2.56

Weighted average shares used for computation of:
Basic earnings per common share	89.4	91.2	93.0
Diluted earnings per common share	90.1	92.0	94.3

Cash dividends declared per common share	$0.685	$0.615	$0.525

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Consolidated Statements of Comprehensive Income

	For the Years Ended December 31
(in millions)	2017	2016	2015
Net earnings	$146.4	$276.0	$241.4
Other comprehensive income (loss), net of tax:
Foreign currency translation:
Foreign currency translation adjustments (A)	20.3	4.5	(41.9)
Net foreign currency translation	20.3	4.5	(41.9)
Defined benefit plans:
Net actuarial losses (A)	(8.1)	(10.2)	(14.1)
Amortization of prior service credits (B)	(0.5)	(0.4)	(0.8)
Amortization of net actuarial losses (B)	69.3	45.3	63.6
Net defined benefit plans	60.7	34.7	48.7
Derivatives:
Net deferred gains (losses) on derivatives (A)	(7.5)	2.1	8.4
Net gains (losses) reclassified into earnings (B)	1.3	(1.8)	(8.8)
Net deferred gains (losses) on derivatives	(6.2)	0.3	(0.4)
Other comprehensive income	74.8	39.5	6.4
Comprehensive income	$221.2	$315.5	$247.8

(A) The tax effects for the year ended December 31, 2017 were $(4.1) million for foreign currency translation, $5.4 million for net actuarial losses arising during the period and $3.4 million for derivatives. The tax effects for the year ended December 31, 2016 were $(7.9) million for foreign currency translation, 5.4 million for net actuarial losses arising during the period and $(0.8) million for derivatives. The tax effects for the year ended December 31, 2015 were $(10.6) million for foreign currency translation, $10.4 million for net actuarial losses arising during the period and $(3.6) million for derivatives.
(B) See Note 19 – Comprehensive Income (Loss) for the tax effects for the years ended December 31, 2017, December 31, 2016 and December 31, 2015.

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Consolidated Balance Sheets

	As of December 31
(in millions)	2017	2016
Assets
Current assets
Cash and cash equivalents, at cost, which approximates fair value	$448.8	$422.4
Restricted cash	9.4	11.2
Short-term investments in marketable securities	0.8	35.8
Total cash and short-term investments in marketable securities	459.0	469.4
Accounts and notes receivable, less allowances of $9.1 and $12.7	480.2	411.5
Inventories
Finished goods	506.9	488.8
Work-in-process	96.8	68.3
Raw materials	161.9	141.9
Net inventories	765.6	699.0
Prepaid expenses and other	73.1	37.1
Current assets held for sale	68.8	71.5
Current assets	1,846.7	1,688.5

Property
Land	19.9	17.9
Buildings and improvements	340.6	307.7
Equipment	991.9	923.8
Total land, buildings and improvements and equipment	1,352.4	1,249.4
Accumulated depreciation	(812.5)	(777.1)
Net land, buildings and improvements and equipment	539.9	472.3
Unamortized product tooling costs	119.6	96.7
Net property	659.5	569.0

Other assets
Goodwill	425.3	413.8
Other intangibles, net	144.4	160.1
Equity investments	25.0	20.7
Deferred income tax asset	165.6	307.8
Other long-term assets	45.1	43.4
Long-term assets held for sale	46.6	81.4
Other assets	852.0	1,027.2

Total assets	$3,358.2	$3,284.7

BRUNSWICK CORPORATION Consolidated Balance Sheets

	As of December 31
(in millions)	2017	2016
Liabilities and shareholders’ equity
Current liabilities
Current maturities of long-term debt	$5.6	$5.6
Accounts payable	409.7	378.2
Accrued expenses	563.6	521.3
Current liabilities held for sale	56.2	59.8
Current liabilities	1,035.1	964.9

Long-term liabilities
Debt	431.8	433.8
Postretirement benefits	220.8	276.3
Other	184.9	162.9
Long-term liabilities held for sale	2.7	6.7
Long-term liabilities	840.2	879.7

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares; outstanding: 87,537,000 and 89,317,000 shares	76.9	76.9
Additional paid-in capital	374.4	382.0
Retained earnings	1,966.8	1,881.0
Treasury stock, at cost: 15,001,000 and 13,221,000 shares	(575.4)	(465.2)
Accumulated other comprehensive loss, net of tax:
Foreign currency translation	(31.6)	(51.9)
Defined benefit plans:
Prior service credits	(5.6)	(5.1)
Net actuarial losses	(310.8)	(372.0)
Unrealized losses on derivatives	(11.8)	(5.6)
Accumulated other comprehensive loss, net of tax	(359.8)	(434.6)
Shareholders’ equity	1,482.9	1,440.1

Total liabilities and shareholders’ equity	$3,358.2	$3,284.7

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Consolidated Statements of Cash Flows

	For the Years Ended December 31
(in millions)	2017	2016	2015
Cash flows from operating activities
Net earnings	$146.4	$276.0	$241.4
Less: earnings (loss) from discontinued operations, net of tax	(40.9)	3.4	10.5
Net earnings from continuing operations	187.3	272.6	230.9
Depreciation and amortization	98.2	91.0	77.1
Stock compensation expense	17.8	16.1	20.8
Pension expense including settlement charges, net of (funding)	32.2	(4.8)	20.4
Asset impairment charges	18.7	2.4	4.7
Deferred income taxes	118.4	62.7	43.3
Changes in certain current assets and current liabilities
Change in accounts and notes receivable	(58.1)	(3.8)	(11.4)
Change in inventory	(65.6)	(40.4)	(9.6)
Change in prepaid expenses and other, excluding income taxes	3.5	(0.9)	(3.1)
Change in accounts payable	34.7	34.8	5.3
Change in accrued expenses	47.0	(17.3)	(31.9)
Long-term extended warranty contracts and other deferred revenue	17.1	10.3	4.0
Income taxes	(35.9)	21.1	7.8
Other, net	1.9	(20.3)	(18.1)
Net cash provided by operating activities of continuing operations	417.2	423.5	340.2
Net cash provided by (used for) operating activities of discontinued operations	(16.9)	11.8	(9.7)
Net cash provided by operating activities	400.3	435.3	330.5

Cash flows from investing activities
Capital expenditures	(189.3)	(172.5)	(114.1)
Purchases of marketable securities	—	(35.0)	(47.6)
Sales or maturities of marketable securities	35.0	10.7	119.3
Investments	(3.2)	5.1	0.9
Acquisition of businesses, net of cash acquired	(15.5)	(276.1)	(29.7)
Proceeds from the sale of property, plant and equipment	8.3	1.9	2.4
Other, net	(0.5)	1.3	—
Net cash used for investing activities of continuing operations	(165.2)	(464.6)	(68.8)
Net cash provided by (used for) investing activities of discontinued operations	(13.7)	(21.4)	26.1
Net cash used for investing activities	(178.9)	(486.0)	(42.7)

Cash flows from financing activities
Net proceeds from issuances of long-term debt	—	1.0	0.1
Payments of long-term debt including current maturities	(3.0)	(2.8)	(3.1)
Common stock repurchases	(130.0)	(120.3)	(120.0)
Cash dividends paid	(60.6)	(55.4)	(48.3)
Proceeds from share-based compensation activity	6.2	14.9	4.5
Tax withholding associated with shares issued for share-based compensation	(14.8)	(20.9)	(8.7)
Other, net	—	(1.9)	—
Net cash used for financing activities of continuing operations	(202.2)	(185.4)	(175.5)
Net cash provided by (used for) financing activities of discontinued operations	(1.5)	(0.4)	5.0
Net cash used for financing activities	(203.7)	(185.8)	(170.5)

Effect of exchange rate changes	6.9	0.1	(15.6)
Net increase (decrease) in Cash and cash equivalents and Restricted cash	24.6	(236.4)	101.7
Cash and cash equivalents and Restricted cash at beginning of period	433.6	670.0	568.3

Cash and cash equivalents and Restricted cash at end of period	458.2	433.6	670.0
Less: Restricted cash	9.4	11.2	12.7
Cash and cash equivalents at end of period	$448.8	$422.4	$657.3

Supplemental cash flow disclosures:
Interest paid	$33.0	$30.1	$28.5
Income taxes paid, net	$73.5	$32.6	$32.8

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Consolidated Statements of Shareholders' Equity

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2014	$76.9	$395.0	$1,467.3	$(287.2)	$(480.5)	$1,171.5
Net earnings	—	—	241.4	—	—	241.4
Other comprehensive income	—	—	—	—	6.4	6.4
Dividends ($0.525 per common share)	—	—	(48.3)	—	—	(48.3)
Compensation plans and other	—	13.0	—	17.3	—	30.3
Common stock repurchases	—	—	—	(120.0)	—	(120.0)
Balance, December 31, 2015	76.9	408.0	1,660.4	(389.9)	(474.1)	1,281.3
Net earnings	—	—	276.0	—	—	276.0
Other comprehensive income	—	—	—	—	39.5	39.5
Dividends ($0.615 per common share)	—	—	(55.4)	—	—	(55.4)
Compensation plans and other	—	(26.0)	—	45.0	—	19.0
Common stock repurchases	—	—	—	(120.3)	—	(120.3)
Balance, December 31, 2016	76.9	382.0	1,881.0	(465.2)	(434.6)	1,440.1
Net earnings	—	—	146.4	—	—	146.4
Other comprehensive income	—	—	—	—	74.8	74.8
Dividends ($0.685 per common share)	—	—	(60.6)	—	—	(60.6)
Compensation plans and other	—	(7.6)	—	19.8	—	12.2
Common stock repurchases	—	—	—	(130.0)	—	(130.0)
Balance, December 31, 2017	$76.9	$374.4	$1,966.8	$(575.4)	$(359.8)	$1,482.9

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 1 – Significant Accounting Policies

Basis of Presentation. Brunswick Corporation (Brunswick or the Company) has prepared its consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain previously reported amounts have been reclassified to conform with current period presentation. As stated in Note 2 – Discontinued Operations, Brunswick's results as discussed in the financial statements reflect continuing operations only, unless otherwise noted.

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
•Impairments of long-lived assets;
•Reserves related to restructuring, exit and integration activities;
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

Inventories. Inventories are valued at the lower of cost or net realizable value, with net realizable value equal to the estimated selling price less the estimated costs to transact. Approximately 54 percent and 51 percent of the Company's inventories were determined by the first-in, first-out method (FIFO) at December 31, 2017 and December 31, 2016, respectively. Remaining inventories valued at the last-in, first-out method (LIFO) were $124.9 million and $123.0 million lower than the FIFO cost of inventories at December 31, 2017 and 2016, respectively. Inventory cost includes material, labor and manufacturing overhead. There were no liquidations of LIFO inventory layers in 2017, 2016 or 2015.

Property. Property, including major improvements and product tooling costs, is recorded at cost. Product tooling costs principally comprise the cost to acquire and construct various long-lived molds, dies and other tooling the Company uses in its manufacturing processes. Design and prototype development costs associated with product tooling are expensed as incurred. Maintenance and repair costs are also expensed as incurred. Depreciation is recorded over the estimated service lives of the related assets, principally using the straight-line method. Buildings and improvements are depreciated over a useful life of five to forty years. Equipment is depreciated over a useful life of two to twenty years. Product tooling costs are amortized over the shorter of the useful life of the tooling or the anticipated life of the applicable product, for a period up to eight years. The Company capitalizes interest on qualifying assets during the construction period and capitalized $4.6 million and $2.6 million in 2017 and 2016, respectively. The Company presents capital expenditures on a cash basis within the Consolidated Statements of Cash Flows. There were $31.0 million and $35.8 million of unpaid capital expenditures within Accounts payable as of December 31, 2017 and 2016, respectively. The Company includes gains and losses recognized on the sale and disposal of property in either Selling, general and administrative expenses or Restructuring, exit, integration and impairment charges as appropriate. The amount of gains and losses for the years ended December 31 were as follows:

(in millions)	2017	2016	2015
Gains on the sale of property	$0.7	$0.4	$1.1
Losses on the sale and disposal of property	(2.3)	(0.5)	(2.0)
Net losses on sale and disposal of property	$(1.6)	$(0.1)	$(0.9)

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

Goodwill and Other Intangibles. Goodwill and other intangible assets primarily result from business acquisitions. The Company records the excess of cost over net assets of businesses acquired as goodwill. The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value.

For 2017, the impairment test for goodwill was a two-step process. The first step compares the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed to measure the amount of the impairment loss, if any. In this second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

The Company calculates the fair value of its reporting units considering both the income approach and the guideline public company method.  The income approach calculates the fair value of the reporting unit using a discounted cash flow approach utilizing a Gordon Growth model.  Internally forecasted future cash flows, which the Company believes reasonably approximate

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

market participant assumptions, are discounted using a weighted average cost of capital (Discount Rate) developed for each reporting unit.  The Discount Rate is developed using market observable inputs, and considers whether or not there is a measure of risk related to the specific reporting unit’s forecasted performance.  Fair value under the guideline public company method is determined for each unit by applying market multiples for comparable public companies to the unit’s financial results.  The key uncertainties in these calculations are the assumptions used in a reporting unit’s forecasted future performance, including revenue growth and operating margins, as well as the perceived risk associated with those forecasts, and selecting representative market multiples.

For 2016 and 2015, the Company determined through qualitative assessment that the fair values of its reporting units were “more likely than not” greater than their carrying values. As a result, the Company was not required to perform the two-step impairment test. The Company did not record any goodwill impairments in 2017, 2016 or 2015.

The Company's primary intangible assets are customer relationships, trade names and patents and proprietary technology acquired in business combinations. The costs of amortizable intangible assets are recognized over their expected useful lives, typically between three and sixteen years, using the straight-line method. Intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets described below. Intangible assets not subject to amortization, including trade names, are assessed for impairment at least annually and whenever events or changes in circumstances indicate that it is more likely than not that an asset may be impaired. The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset. The fair value of trade names is measured using a relief-from-royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid to third parties had the Company not owned the trade name and instead licensed the trade name from another company. Higher royalty rates are assigned to premium brands within the marketplace based on name recognition and profitability, while other brands receive lower royalty rates. The basis for future sales projections is internal revenue forecasts by brand, which the Company believes represent reasonable market participant assumptions, to which the selected royalty rate is applied. The resulting cash flows are discounted using an applicable Discount Rate which includes any potential risk premium to reflect the inherent risk of holding a standalone intangible asset.

The Company recorded a $13.9 million indefinite-lived intangible asset impairment during 2017 related to the Cybex trade name. Refer to Note 3 – Restructuring, Exit, Integration and Impairment Activities for further details. The Company did not record impairments for indefinite-lived intangible assets in 2016 and 2015.

Refer to Note 11 – Goodwill and Other Intangibles for more information.

Equity Investments. For investments in which the Company owns or controls from 20 percent to 50 percent of the voting shares, the Company uses the equity method of accounting. The Company's share of net earnings or losses from equity method investments is included in the Consolidated Statements of Operations. The Company accounts for other investments, over which the Company does not have the ability to exercise significant influence, under the cost method of accounting. The Company periodically evaluates the carrying value of its investments. See Note 9 – Investments for further details about the Company's evaluation of the fair value of its investments.

Long-Lived Assets. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of its definite-lived intangible assets and other long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. Once an impairment indicator is identified, the Company tests for recoverability of the related asset group using an estimate of undiscounted cash flows over the asset group's remaining life. If an asset group's carrying value is not recoverable, the Company records an impairment loss based on the excess of the carrying value of the asset group over the long-lived asset group's fair value. Fair value is determined using observable inputs, including the use of appraisals from independent third parties, when available, and, when observable inputs are not available, based on the Company's assumptions of the data that market participants would use in pricing the asset, based on the best information available in the circumstances. Specifically, the Company uses discounted cash flows to determine the fair value of the asset when observable inputs are unavailable. The Company tested its long-lived asset balances for impairment as indicators arose during 2017, 2016 and 2015, resulting in impairment charges of $0.1 million, $2.4 million and $4.7 million, respectively, which are recognized either in Restructuring, exit, integration and impairment charges or Selling, general and administrative expense in the Consolidated Statements of Operations.

Other Long-Term Assets. Other long-term assets consists mainly of long-term receivables originated by the Company and assigned to third parties, long-term pension assets and other long-term receivables and deposits. As of December 31, 2017 and

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

2016, amounts assigned to third parties totaled $30.2 million and $29.0 million, respectively. The assignment of these instruments does not meet sale criteria as a result of the Company's contingent obligation to repurchase the receivables in the event of customer non-payment and therefore is treated as a secured obligation. Accordingly, these amounts were recorded in the Consolidated Balance Sheets under Other long-term assets and Long-term liabilities – Other.

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

Advertising Costs. The Company records advertising and promotion costs in Selling, general and administrative expense in the Consolidated Statements of Operations in the period when the advertising first takes place. Advertising and promotion costs were $29.9 million, $26.5 million and $28.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Foreign Currency. The functional currency for the majority of Brunswick's operations is the U.S. dollar. All assets and liabilities of operations with a functional currency other than the U.S. dollar are translated at period end current rates. The resulting translation adjustments are recorded in Accumulated other comprehensive loss, net of tax. Revenues and expenses of operations with a functional currency other than the U.S. dollar are translated at the average exchange rates for the period. Transaction gains and losses resulting from changes in foreign currency exchange rates are recorded in either Cost of sales or Other income, net in the Consolidated Statements of Operations.

Trademark Licensing Agreement. On September 18, 2014, the Company completed the sale of its retail bowling business to AMF Bowling Centers, Inc. (AMF) and entered into a trademark licensing agreement, allowing AMF to use the Company's retail trademarks and trade names over a five year period from the date of sale. As a result, the Company recorded deferred income of $20.7 million related to this agreement, which will be recognized as Other income, net in the Consolidated Statements of Operations over five years.

Share-Based Compensation. The Company records amounts for all share-based compensation, including grants of stock options and stock appreciation rights (SARs), non-vested stock awards and performance-based share awards over the vesting period in the Consolidated Statements of Operations based upon their fair values at the date of the grant. Share-based compensation costs are included in Selling, general and administrative expense in the Consolidated Statements of Operations. See Note 18 – Stock Plans and Management Compensation for a description of the Company's accounting for share-based compensation plans.

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

Recent Accounting Pronouncements.  The following recent accounting pronouncements have been adopted during 2017 or will be adopted in future periods.

Hedge Accounting: In August 2017, the Financial Accounting Standards Board (FASB) amended the Accounting Standards Codification (ASC) to simplify the application of hedge accounting and to better align an entity's risk management activities with the financial reporting of hedging relationships. The amendment is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASC amendment, but does not expect it will have a material impact on its consolidated financial statements.

Presentation of Benefit Costs: In March 2017, the FASB amended the ASC related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. The amendments require entities to present the current-service-cost component with other current compensation costs in the income statement and present the other components outside of income from operations. The amendment is effective for interim and annual

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASC amendment, but does not expect it will have a material impact on its consolidated financial statements.

Statements of Cash Flows Classifications: In August 2016, the FASB amended the ASC to add and/or clarify guidance on the classification of certain transactions in the statement of cash flows. The amendment is to be applied retrospectively and is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact it will have on its Consolidated Statements of Cash Flows.

Share-Based Compensation: In March 2016, the FASB amended the ASC to simplify the accounting for employee share-based payment transactions. The Company adopted this amendment during the first quarter of 2017, and recognized $7.9 million of net excess tax benefits related to share-based payments in the income tax provision for the year ended December 31, 2017. These net excess tax benefits were historically recorded in additional paid-in capital when recognized. Additionally, the Company adopted the amendment retrospectively for presentation of net excess tax benefits on the Consolidated Statements of Cash Flows, resulting in an increase of $13.4 million and $7.0 million in both Net cash provided by operating activities and Net cash used for financing activities for the years ended December 31, 2016 and 2015, respectively. The Company also elected to recognize forfeitures of share-based awards as they occur. The remaining amendments, including those related to statutory withholding requirements, did not have a material impact.

Recognition of Leases: In February 2016, the FASB amended the ASC to require lessees to recognize assets and liabilities on the balance sheet for all leases with terms greater than twelve months. Lessees will continue to recognize expenses similar to current lease accounting. The amendment is to be applied using a modified retrospective method with certain practical expedients, and is effective for fiscal years and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact that the adoption of the new standard will have on its consolidated financial statements.

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

The Company will use the modified retrospective approach in applying the new standard. There are no significant implementation matters that have yet to be addressed. The Company determined that the standard does not have a material impact on its consolidated financial statements. The cumulative net adjustment to the 2018 beginning Retained earnings balance is expected to be less than $35 million. The most meaningful changes will be in the Fitness and Boat segments. In the Boat segment, certain customers are offered retail promotions that are currently recorded at the later of when the program has been communicated to the customer or at the time of sale. Under the new standard, these promotions will now be estimated and recognized at the time of sale, primarily upon shipment to customers. In the Fitness segment, certain customer contracts include product rebates recorded in cost of sales at the time of sale. Under the new standard, the Company will no longer record the rebate at the time of sale; however, a portion of revenue will be deferred and not recognized until the rebate is redeemed. As a result, there are changes in the timing of recording certain promotions and rebates, including but not limited to those described above, however, there are no changes in the total amount of cumulative revenue recognized for each transaction.

Note 2 – Discontinued Operations

On December 5, 2017, the Board of Directors authorized the Company to exit its Sea Ray businesses, including the Meridian brand, as a result of, among other things, a change in strategic direction and a review of the expected future cash flows, market conditions and business trends. The Company considered both quantitative and qualitative factors in reaching its decision to report these businesses as discontinued operations, with key factors including: the exit is part of the Company's strategic shift to focus on outboard boat categories; represents a material portfolio shift and reduction in the boat segment revenues; and represents the exit from substantially all of its boat brands participating in the inboard/sterndrive boat category, particularly large and premium offerings. In addition, the Company has determined that exiting the Sea Ray business represents a material strategic shift, with

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

commensurate impacts on Brunswick’s operations and financial results. The Company commenced its process to sell the Sea Ray business in December 2017 and is targeting completion of the sales process in the first half of 2018.

As a result, the Company reclassified the assets and liabilities of these businesses as held for sale on the Consolidated Balance Sheets for all periods presented. Additionally, these businesses, which were previously reported in the Company's Boat segment, are being reported as discontinued operations in the Consolidated Statements of Operations for all periods presented. General allocations of corporate overhead and Boat segment shared services costs are not included in these results.

In conjunction with the decision to classify the Sea Ray assets and liabilities as held for sale, the Company evaluated the disposal group's fair value, less costs to sell, and compared that to its carrying value. The fair value of the disposal group, which was determined using market data for a similar transaction (a Level 3 input) as well as a discounted cash flow analysis (a Level 3 input), was determined to be less than its carrying value. As a result, the Company recorded a charge of $36.0 million, $23.8 million after-tax, primarily related to an impairment of long-lived assets in the fourth quarter of 2017. This charge is based on estimated proceeds from the sale which may differ from actual proceeds.

On July 17, 2014, the Company entered into an agreement to sell its retail bowling business to AMF Bowling Centers, Inc. In connection with its decision to sell its bowling centers, the Company also announced its intention to divest its bowling products business. As a result of these actions, these businesses were reported as discontinued operations in the Consolidated Statements of Operations for the years ended December 31, 2016 and 2015. The Company does not have any significant continuing involvement or continuing cash flows associated with these businesses.

On May 22, 2015, the Company completed the sale of its bowling products business which yielded net cash proceeds of $42.2 million and an after-tax gain of $10.3 million.

The following table discloses the results of operations of the businesses reported as discontinued operations for the years ended December 31, 2017, 2016 and 2015, respectively:

(in millions)	2017	2016	2015
Net sales	$387.6	$406.2	$432.9

Earnings (loss) from discontinued operations before income taxes	$(62.1)	$3.4	$1.9
Income tax provision (benefit)	(21.2)	(0.0)	4.2
Earnings (loss) from discontinued operations, net of tax (B)	(40.9)	3.4	(2.3)
Gain on disposal of discontinued operations, net of tax (A)	—	—	12.8
Net earnings (loss) from discontinued operations, net of tax (B)	$(40.9)	$3.4	$10.5

(A) The Gain on disposal of discontinued operations, net of tax for 2015 includes a pre-tax and after-tax gain of $12.8 million.
(B) Net earnings (loss) from discontinued operations includes a charge of $36.0 million, $23.8 million after-tax, as discussed above in 2017 and other restructuring, exit, integration and impairment charges, net of tax of $6.5 million, $0.2 million and $7.2 million in 2017, 2016 and 2015, respectively.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The following table reflects the summary of assets and liabilities held for sale as of December 31, 2017 and December 31, 2016 for the Sea Ray businesses included in discontinued operations:

(in millions)	2017	2016
Accounts and notes receivable, net	$5.0	$5.8
Net inventory	62.1	63.1
Prepaid expenses and other	1.7	2.6
Current assets held for sale	68.8	71.5

Net property (A)	33.8	63.1
Other intangibles, net	4.7	4.7
Other long-term assets (B)	(4.6)	0.4
Long-term assets held for sale (C)	33.9	68.2
Assets held for sale	$102.7	$139.7

Accounts payable	$10.8	$14.5
Accrued expenses	45.4	45.3
Current liabilities held for sale	56.2	59.8

Other liabilities	2.7	6.7
Long-term liabilities held for sale	2.7	6.7
Liabilities held for sale	$58.9	$66.5

(A) Net property held for sale at December 31, 2017 reflects an impairment of $31.0 million.
(B) Includes a $5.0 million valuation allowance on the disposal group at December 31, 2017.
(C) As of December 31, 2017 and 2016, the Company had $12.7 million and $13.2 million, respectively, of net long-term assets classified as held for sale that were not related to businesses reported as discontinued operations.

Note 3 – Restructuring, Exit, Integration and Impairment Activities

The Company has announced and implemented a number of initiatives designed to improve its cost structure, better utilize overall capacity, improve general operating efficiencies and consolidate the operations of recently acquired businesses. These initiatives resulted in the recognition of restructuring, exit, integration and impairment charges in the Consolidated Statements of Operations during 2017, 2016 and 2015.

The costs incurred under these initiatives include:

•Restructuring and Exit Activities – These amounts relate to:

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

•Intangible Asset Impairments – These amounts relate to impairments of intangible assets recognized as a result of the Company's periodic impairment testing. Goodwill and indefinite-lived intangible assets are evaluated for impairment annually, and all intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the fair value of an intangible asset may be below its carrying value. Refer to Note 1 – Significant Accounting Policies for further details about the Company's impairment testing procedures. In the fourth quarter of 2017, the Company recorded an impairment charge for the Cybex trade name as a result of declining sales and operating performance. The Company used a relief-from-royalty analysis, a Level 3 input, to assess the fair value of the Cybex trade name. The impairment charge was recorded within the Fitness segment.

The Company has reported restructuring, exit, integration and impairment activities based on the specific driver of the cost and reflected the expense in the accounting period when the Company has committed to or incurred the cost, as appropriate. The following table is a summary of the net expense associated with the restructuring, exit, integration and impairment activities for 2017, 2016 and 2015. The 2017 charges related to actions initiated in 2017 and 2016. The 2016 charges related to actions initiated in 2016 and 2015. The 2015 charges related to actions initiated in 2015.

(in millions)	2017	2016	2015
Restructuring and exit activities:
Employee termination and other benefits	$7.2	$0.6	$0.6
Current asset write-downs	4.9	—	—
Professional fees	0.2	—	—
Other	0.9	—	—
Asset disposition and impairment actions:
Definite-lived and other asset impairments	—	2.3	4.1
Intangible asset impairments:
Trade name impairment	13.9	—	—
Integration activities:
Employee termination and other benefits	2.5	4.0	—
Professional fees	5.2	5.9	—
Other	1.8	2.4	—
Total restructuring, exit, integration and impairment charges	$36.6	$15.2	$4.7

Total cash payments for restructuring, exit, integration and impairment charges (A)	$16.2	$10.2	$0.4
Accrued charges at end of the period (B)	$5.4	$4.6	$1.5

(A) Total cash payments include payments related to prior period charges.
(B) Restructuring, exit, integration and impairment charges accrued as of December 31, 2017 are expected to be paid during 2018.

Reductions in demand for the Company’s products, further refinement of its product portfolio, further opportunities to reduce costs or the cost of integrating future acquisitions may result in additional restructuring, exit, integration and impairment charges in future periods.

Actions Initiated in 2017

During 2017, the Company executed certain restructuring and exit activities within the Fitness, Boat and Corporate segments, resulting in the recognition of restructuring, exit, integration and impairment charges within the Consolidated Statements of Operations.

In the third quarter of 2017, the Company recorded restructuring charges within the Fitness segment for the write-down of inventory and tooling related to the exit of the InMovement product line.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

In the second, third and fourth quarters of 2017, the Company implemented headcount reductions in the Fitness and Boat segments aimed at improving general operating efficiencies.

In the first quarter of 2017, the Company announced the closure of its boat manufacturing facility in Joinville, Santa Catarina, Brazil, as a result of continued market weakness due partially to unfavorable foreign currency impacts in the region. As a result, the Company recorded restructuring, exit and impairment charges including the write-down of inventory. The facility manufactured certain Bayliner and Sea Ray boat models for the Latin American market. The long-lived assets at this facility were previously fully impaired.

In the first quarter of 2017, the Company also recorded restructuring charges within Corporate related to the transition of certain corporate officers.

The following table is a summary of the expense associated with the restructuring, exit, integration and impairment activities for the year ended December 31, 2017 and related actions initiated in 2017:

(in millions)	Fitness	Boat	Corporate	Total
Restructuring and exit activities:
Employee termination and other benefits	$3.8	$1.0	$2.4	$7.2
Current asset write-downs	2.7	2.2	—	4.9
Professional fees	—	0.2	—	0.2
Other	0.4	0.5	—	0.9
Intangible asset impairments:
Trade name impairment	13.9	—	—	13.9
Total restructuring, exit, integration and impairment charges	$20.8	$3.9	$2.4	$27.1

Actions Initiated in 2016

The Company acquired Cybex International, Inc. (Cybex) and Indoor Cycling Group GmbH (ICG) in the first and third quarters of 2016, respectively, as discussed in Note 4 – Acquisitions. During 2016, the Company executed certain restructuring and integration activities within the Fitness segment primarily related to these acquisitions.

The following table is a summary of the expense associated with the restructuring, exit, integration and impairment activities for the year ended December 31, 2017 and 2016 and related actions initiated in 2016:

	2017		2016
(in millions)	Fitness	Total	Fitness	Boat	Corporate	Total
Restructuring and exit activities:
Employee termination and other benefits	$—	$—	$0.4	$0.2	$—	$0.6
Asset disposition and impairment actions:
Definite-lived and other asset impairments	—	—	—	—	1.4	1.4
Integration activities:
Employee termination and other benefits	2.5	2.5	4.0	—	—	4.0
Professional fees	5.2	5.2	5.9	—	—	5.9
Other	1.8	1.8	2.4	—	—	2.4
Total restructuring, exit, integration and impairment charges	$9.5	$9.5	$12.7	$0.2	$1.4	$14.3

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Actions Initiated in 2015

The Company recorded impairment charges of $0.9 million and $4.1 million in the fourth quarters of 2016 and 2015, respectively, in connection with its decision to sell its corporate headquarters facility in Lake Forest, Illinois. The Company used an independent market appraisal report, a Level 2 input, to assess the fair value of its corporate headquarters facility.

Note 4 – Acquisitions

2017 Acquisitions

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

The net cash consideration the Company paid to acquire Lankhorst Taselaar was $15.5 million. The preliminary opening balance sheet included $4.6 million of identifiable intangible assets, including customer relationships and trade names for $3.2 million and $1.4 million, respectively, along with $5.5 million for goodwill which is not deductible for tax purposes. The amount assigned to Lankhorst Taselaar's customer relationships will be amortized over its estimated useful life of approximately 15 years. These amounts recorded are preliminary and are subject to change within the measurement period as the Company finalizes its fair value estimates.

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

On August 31, 2016, the Company acquired 100 percent of ICG, which is based in Nuremburg, Germany, and is a market leader specializing in the design of indoor cycling equipment. The addition of ICG strengthens the Company's position in indoor cycling and provides a strong foundation to expand in the growing group exercise market. ICG is managed as part of the Company's Fitness segment.

The Company acquired ICG for total consideration of $54.1 million, including $51.7 million of cash paid in 2016. The opening balance sheet reflected $20.4 million of identifiable intangible assets, including customer relationships, trade names and patents and proprietary technology for $11.2 million, $6.0 million and $3.2 million, respectively, along with $28.6 million for goodwill which is not deductible for tax purposes. The amounts assigned to ICG's customer relationships and patents and proprietary technology will be amortized over the estimated useful life of approximately 11 years and 5 years, respectively.

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

On January 20, 2016, the Company acquired 100 percent of privately held Cybex, a manufacturer of commercial fitness equipment. Cybex offers a full line of cardiovascular and strength products. The addition of Cybex expands the Fitness segment's participation in key markets, including commercial fitness, and adds to the Company's manufacturing footprint to meet current and future demand more effectively. Cybex also increases the breadth and depth of the segment's product portfolio. Cybex is managed within the Company's Fitness segment.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The following table is a summary of the assets acquired, liabilities assumed and net cash consideration paid for the Cybex acquisition during 2016:

(in millions)	Fair Value	Useful Life
Accounts and notes receivable	$22.0
Inventory	13.9
Goodwill	88.4
Trade names	38.6	Indefinite
Customer relationships	43.7	16 years
Patents and proprietary technology	3.1	5 years
Property and equipment	35.2
Other assets	3.7
Total assets acquired	248.6
Total liabilities assumed	51.7
Net cash consideration paid	$196.9

In the fourth quarter of 2017, the Company recorded an impairment charge for the Cybex trade name. See Note 3 – Restructuring, Exit, Integration and Impairment Activities for further details.

The following table is a summary of the net cash consideration paid and the goodwill and intangible assets acquired during the years ended December 31, 2017 and 2016:

(in millions)			Fair Value of Identifiable Intangible Assets Acquired
Year	Net Cash Consideration Paid	Goodwill	Total	Intangible Asset		Useful Life
2017	$15.5	$5.5	$4.6	Trade names	$1.4	Indefinite
				Customer relationships	3.2	15 years
2016	276.1	119.2	118.7	Trade names	50.9	Indefinite
				Customer relationships	61.5	11 - 16 years
				Patents and proprietary technology	6.3	5 years

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 5 – Earnings per Common Share

Basic earnings per common share is calculated by dividing Net earnings by the weighted average outstanding shares which includes vested, unissued equity awards during the period. Diluted earnings per common share is calculated similarly, except that the calculation includes the dilutive effect of stock-settled SARs, non-vested stock awards and performance awards.

Basic and diluted earnings per common share for the years ended December 31, 2017, 2016 and 2015 were calculated as follows:

(in millions, except per share data)	2017	2016	2015
Net earnings from continuing operations	$187.3	$272.6	$230.9
Earnings (loss) from discontinued operations, net of tax	(40.9)	3.4	10.5
Net earnings	$146.4	$276.0	$241.4

Weighted average outstanding shares-basic	89.4	91.2	93.0
Dilutive effect of common stock equivalents	0.7	0.8	1.3
Weighted average outstanding shares-diluted	90.1	92.0	94.3

Basic earnings (loss) per common share:
Continuing operations	$2.10	$2.99	$2.49
Discontinued operations	(0.46)	0.04	0.11
Net earnings	$1.64	$3.03	$2.60

Diluted earnings (loss) per common share:
Continuing operations	$2.08	$2.96	$2.45
Discontinued operations	(0.46)	0.04	0.11
Net earnings	$1.62	$3.00	$2.56

Share awards that were not included in the computation of diluted earnings per share because their inclusion was anti-dilutive were immaterial for all periods presented.

Note 6 – Segment Information

Brunswick is a manufacturer and marketer of leading consumer brands and has three reportable segments: Marine Engine, Boat and Fitness. The Company’s segments are defined by management’s reporting structure and operating activities.

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

The Boat segment designs, manufactures and markets the following types of boats: fiberglass pleasure, sport cruiser, sport fishing and center-console, offshore fishing, aluminum and fiberglass fishing, pontoon, utility, deck, inflatable, and heavy-gauge aluminum. The Boat segment's products are manufactured mainly in the United States, Europe and Mexico and sold through a global network of dealer and distributor locations, primarily in North America and Europe.

The Fitness segment designs, manufactures and markets a full line of cardiovascular fitness equipment including treadmills, total body cross-trainers, stair climbers, stationary exercise bicycles and strength-training equipment. The Fitness segment also includes our active recreation business, including billiards tables, accessories and game room furniture. These products are manufactured mainly in the United States and Hungary or are sourced from international suppliers. Fitness equipment is sold mainly in the Americas, Europe and Asia to health clubs, corporate, university, hospitality, military and government facilities, and

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

to consumers through selected mass merchants, specialty retail dealers and through the Company's website. Consumer active recreation equipment is predominantly sold in the United States and distributed primarily through dealers.

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

Corporate/Other results include items such as corporate staff and administrative costs, investments in technology solutions, business development and other growth-related expenses, including IT enhancements. Corporate/Other total assets consist of mainly cash, cash equivalents and investments in marketable securities, restricted cash, income tax balances and investments in unconsolidated affiliates. Marine eliminations adjust for sales between the Marine Engine and Boat segments within continuing operations, primarily for the sale of engines and parts and accessories to various boat brands, which are consummated at established arm’s length transfer prices as the intersegment pricing for these engines and parts and accessories are based upon and consistent with selling prices to third party customers.

Information about the operations of Brunswick's reportable segments is set forth below:

Operating Segments

	Net Sales			Operating Earnings (Loss)			Total Assets (A)
(in millions)	2017	2016	2015	2017	2016	2015	2017	2016
Marine Engine	$2,631.8	$2,441.1	$2,314.3	$407.0	$377.1	$348.0	$1,205.0	$1,079.5
Boat	1,103.0	963.7	879.1	71.1	59.4	38.5	308.9	285.8
Marine eliminations	(258.5)	(231.3)	(207.8)	—	—	—	—	—
Total Marine	3,476.3	3,173.5	2,985.6	478.1	436.5	386.5	1,513.9	1,365.3
Fitness	1,033.7	980.4	794.6	64.1	117.3	116.5	1,012.8	947.5
Pension costs	—	—	—	(105.9)	(69.8)	(94.0)	—	—
Corporate/Other	—	—	—	(81.4)	(77.1)	(77.7)	728.8	832.2
Total	$4,510.0	$4,153.9	$3,780.2	$354.9	$406.9	$331.3	$3,255.5	$3,145.0

(A) As of December 31, 2017 and 2016, the Company had $102.7 million and $139.7 million, respectively, of net assets classified as held for sale in the Consolidated Balance Sheets relating to discontinued operations. See Note 2 – Discontinued Operations for further details.

	Depreciation			Amortization
(in millions)	2017	2016	2015	2017	2016	2015
Marine Engine	$48.8	$48.4	$47.4	$1.7	$1.8	$2.1
Boat	19.2	16.4	14.8	1.0	0.8	0.7
Fitness	18.0	15.9	9.1	5.7	4.2	0.2
Corporate/Other	3.8	3.5	2.8	—	—	—
Total	$89.8	$84.2	$74.1	$8.4	$6.8	$3.0

	Capital Expenditures			Research & Development Expense
(in millions)	2017	2016	2015	2017	2016	2015
Marine Engine	$111.1	$112.4	$77.4	$90.5	$85.6	$78.9
Boat	41.5	23.1	19.3	13.2	12.0	10.3
Fitness	24.3	35.7	16.9	34.8	33.4	24.7
Corporate/Other	12.4	1.3	0.5	—	—	—
Total	$189.3	$172.5	$114.1	$138.5	$131.0	$113.9

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Geographic Segments

	Net Sales			Net property
(in millions)	2017	2016	2015	2017	2016
United States	$2,972.9	$2,762.2	$2,474.9	$569.8	$489.7
International	1,537.1	1,391.7	1,305.3	74.5	65.2
Corporate/Other	—	—	—	15.2	14.1
Total	$4,510.0	$4,153.9	$3,780.2	$659.5	$569.0

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

The following table summarizes Brunswick’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017:

(in millions)	Level 1	Level 2	Total
Assets:
Cash equivalents	$34.4	$—	$34.4
Short-term investments in marketable securities	0.8	—	0.8
Restricted cash	9.4	—	9.4
Derivatives	—	6.0	6.0
Total assets	$44.6	$6.0	$50.6

Liabilities:
Derivatives	$—	$7.7	$7.7
Deferred compensation	4.0	28.6	32.6
Total liabilities at fair value	$4.0	$36.3	$40.3
Liabilities measured at net asset value			10.5
Total liabilities			$50.8

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The following table summarizes Brunswick’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

(in millions)	Level 1	Level 2	Total
Assets:
Cash equivalents	$4.6	$14.3	$18.9
Short-term investments in marketable securities	0.8	35.0	35.8
Restricted cash	11.2	—	11.2
Derivatives	—	11.2	11.2
Total assets	$16.6	$60.5	$77.1

Liabilities:
Derivatives	$—	$4.7	$4.7
Deferred compensation	4.1	25.6	29.7
Total liabilities at fair value	$4.1	$30.3	$34.4
Liabilities measured at net asset value			10.3
Total liabilities			$44.7

Refer to Note 14 – Financial Instruments for additional information related to the fair value of derivative assets and liabilities by class. In addition to the items shown in the tables above, see Note 17 – Postretirement Benefits for further discussion regarding the fair value measurements associated with the Company’s postretirement benefit plans.

Note 8 – Financing Receivables

The Company has recorded financing receivables, which are defined as a contractual right to receive money, as assets on its Consolidated Balance Sheets as of December 31, 2017 and 2016. Substantially all of the Company’s financing receivables are for commercial customers, which includes receivables sold to third-party finance companies (Third-Party Receivables) and customer notes and other (Other Receivables). Third-Party Receivables are accounts that have been sold to third-party finance companies, but do not meet the definition of a true sale, and are therefore recorded as an asset with an offsetting balance recorded as a secured obligation in Accrued expenses and Other long-term liabilities as discussed in Note 1 – Significant Accounting Policies. Other Receivables are mostly comprised of notes from customers, which are originated by the Company in the normal course of business. Financing receivables are carried at their face amounts less an allowance for credit losses.

The Company sells a broad range of recreational products to a worldwide customer base and extends credit to its customers based upon an ongoing credit evaluation program. The Company’s business units maintain credit organizations to manage financial exposure and perform credit risk assessments on an individual account basis. Accounts are not aggregated into categories for credit risk determinations. Due to the composition of the account portfolio, the Company does not believe that the credit risk posed by the Company’s financing receivables is significant to its operations, financial condition or cash flows. There were no significant troubled debt restructurings during the years ended December 31, 2017, 2016 or 2015.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The following are the Company’s financing receivables, excluding trade accounts receivable contractually due within one year as of December 31, 2017 and December 31, 2016:

(in millions)	December 31, 2017	December 31, 2016
Third-Party Receivables:
Short-term	23.7	22.0
Long-term	30.2	29.0
Total	53.9	51.0

Other Receivables:
Short-term	11.7	6.2
Long-term	1.1	0.6
Allowance for credit loss	(0.2)	(0.1)
Total	12.6	6.7

Total Financing Receivables	$66.5	$57.7

The activity related to the allowance for credit loss on financing receivables during the years ended December 31, 2017 and December 31, 2016 was not significant.

Note 9 – Investments

Investments in Marketable Securities

The Company invests a portion of its cash reserves in marketable debt securities. These investments are reported in Short-term investments in marketable securities on the Consolidated Balance Sheets.

The following is a summary of the fair values, which were equal to the amortized costs, of the Company’s available-for-sale securities, all due in one year or less, as of December 31, 2017 and 2016:

(in millions)	2017	2016
Commercial Paper	$—	$35.0
U.S. Treasury Bills	0.8	0.8
Total available-for-sale securities	$0.8	$35.8

The Company had $35.0 million, $10.7 million and $109.8 million in maturities of available-for-sale securities during 2017, 2016 and 2015, respectively. The Company had no sales of available-for-sale securities during 2017 and 2016, and had $9.5 million of sales of available-for-sale securities during 2015.

At each reporting date, management reviews the debt securities to determine if any loss in the value of a security below its amortized cost should be considered “other-than-temporary.”  For the evaluation, management determines whether it intends to sell, or if it is more likely than not that it will be required to sell, the securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and the strategy for managing the Company’s securities portfolio. For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is likely the amortized cost value will be recovered. The Company also considers the nature of the securities, the credit rating or financial condition of the issuer, the extent and duration of the unrealized loss and market conditions.  As of December 31, 2017 and 2016, there were no unrealized losses related to debt securities that required management evaluation.

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

Refer to Note 10 – Financial Services for more details on the Company’s Brunswick Acceptance Company, LLC joint venture.

In 2017, the Company contributed $2.1 million to fund a part ownership of TN-BC Holdings, LLC (TN-BC), a joint venture with TechNexus Holdings, LLC. Contributions to TN-BC are strategically invested in targeted growth opportunities determined by the joint venture's investment committee.

The Company also contributed $1.6 million, $1.0 million and $0.6 million in 2017, 2016 and 2015, respectively, to fund a part ownership of Mercury Finance, a joint venture between Brunswick's Mercury Marine division and Allied Credit, an Australian-based finance company.

Brunswick received $0.4 million in dividends from its unconsolidated affiliates in 2017 and did not receive any dividends from its unconsolidated affiliates in 2016 or 2015.

Note 10 – Financial Services

The Company, through its Brunswick Financial Services Corporation (BFS) subsidiary, owns a 49 percent interest in a joint venture, Brunswick Acceptance Company, LLC (BAC). CDF Ventures, LLC (CDFV), a subsidiary Wells Fargo and Company, owns the remaining 51 percent. Prior to March 1, 2016, GE Capital Corporation (GECC) owned CDFV. On March 1, 2016, GECC completed the sale of its Commercial Distribution Finance business, including CDFV and its interest in the BAC joint venture, to Wells Fargo & Company. The transaction did not have a material effect on BAC.

In June 2016, the parties amended the joint venture agreement to adjust a financial covenant that was conformed to the maximum leverage ratio test contained in the Credit Facility; as of December 31, 2017, the Company was in compliance with the leverage ratio covenant under both the joint venture agreement and the Credit Facility as described in Note 16 – Debt. In July 2015, the parties extended the term of the BAC joint venture through December 31, 2019. The joint venture agreement contains provisions allowing for the renewal of the agreement or the purchase of the other party’s interest in the joint venture at the end of its term. Alternatively, either partner may terminate the agreement at the end of its term.

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

The Company considers BFS’s investment in BAC as an investment in a variable interest entity of which the Company is not the primary beneficiary. To be considered the primary beneficiary, the Company must have the power to direct the activities of BAC that most significantly impact BAC’s economic performance and the Company must have the obligation to absorb losses or the right to receive benefits from BAC that could be potentially significant to BAC. Based on the Company's qualitative analysis, BFS did not meet the definition of a primary beneficiary. As a result, the Company accounts for BFS’s investment in BAC under the equity method and records it as a component of Equity investments in its Consolidated Balance Sheets. The Company records BFS’s share of income or loss in BAC based on its ownership percentage in the joint venture in Equity earnings in its Consolidated Statements of Operations. BFS’s equity investment is adjusted monthly to maintain a 49 percent interest in accordance with the capital provisions of the joint venture agreement. The Company funds its investment in BAC through cash contributions and

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

reinvested earnings. BFS’s total investment in BAC at December 31, 2017 and December 31, 2016 was $17.8 million and $16.9 million, respectively.

The Company’s maximum loss exposure relating to BAC is detailed as follows:

(in millions)	December 31, 2017	December 31, 2016
Investment	$17.8	$16.9
Repurchase and recourse obligations (A)	39.9	36.8
Liabilities (B)	(0.9)	(1.0)
Total maximum loss exposure	$56.8	$52.7

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

BFS recorded income related to the operations of BAC of $6.0 million, $4.8 million and $4.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 11 – Goodwill and Other Intangibles

Changes in the Company's goodwill during the period ended December 31, 2017, by segment, are summarized below:

(in millions)	2016	Acquisitions	Impairments	Adjustments	2017
Marine Engine	$25.1	$5.5	$—	$1.1	$31.7
Boat	2.2	—	—	—	2.2
Fitness	386.5	—	—	4.9	391.4
Total	$413.8	$5.5	$—	$6.0	$425.3

Changes in the Company's goodwill during the period ended December 31, 2016, by segment, are summarized below:

(in millions)	2015	Acquisitions	Impairments	Adjustments	2016
Marine Engine	$26.2	$—	$—	$(1.1)	$25.1
Boat	—	2.2	—	—	2.2
Fitness	272.5	117.0	—	(3.0)	386.5
Total	$298.7	$119.2	$—	$(4.1)	$413.8

Adjustments in 2017 and 2016 relate to the effect of foreign currency translation on goodwill denominated in currencies other than the U.S. dollar. See Note 4 – Acquisitions for further details on the Company's acquisitions.

As of December 31 2017 and 2016, the Company had no accumulated impairment loss.

The Company's intangible assets, included within Other intangibles, net on the Consolidated Balance Sheets as of December 31, 2017 and 2016, are summarized by intangible asset type below:

	2017		2016
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Customer relationships	$126.7	$(59.4)	$121.4	$(52.4)
Trade names	71.2	—	83.4	—
Other	22.5	(16.6)	22.4	(14.7)
Total	$220.4	$(76.0)	$227.2	$(67.1)

The Company's intangible assets, included within Other intangibles, net on the Consolidated Balance Sheets as of December 31, 2017 and 2016, are summarized by segment below:

	2017		2016
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Marine Engine	$78.3	$(38.5)	$72.8	$(36.7)
Boat	39.9	(24.1)	39.9	(23.0)
Fitness	102.2	(13.4)	114.5	(7.4)
Total	$220.4	$(76.0)	$227.2	$(67.1)

In the fourth quarter of 2017, the Company recorded an impairment charge relating to the Cybex trade name. Refer to Note 3 – Restructuring, Exit, Integration and Impairment Activities for further details.

Other intangible assets primarily consist of patents. See Note 4 – Acquisitions for further details on intangibles acquired during 2017 and 2016. Gross amounts and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation. Aggregate amortization expense for intangibles was $8.4 million, $6.8 million and $3.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. Estimated amortization expense for intangible assets is $8.6

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

million for the year ending December 31, 2018, $8.0 million in 2019, $7.6 million in 2020, $6.7 million in 2021, and $5.8 million in 2022.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 12 – Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was signed into law. The TCJA makes significant changes to the U.S. tax code effective for 2018, although certain provisions affected the Company’s 2017 financial results. The changes impacting 2017 include, but are not limited to, the write-down of net deferred tax assets resulting from the reduction in the U.S. federal corporate income tax rate from 35 percent to 21 percent, imposing a one-time deemed repatriation tax on certain unremitted earnings of foreign subsidiaries, and bonus depreciation that will allow for immediate full expensing of qualified property. The TCJA also establishes new corporate tax laws that will be effective in 2018 but do not impact the Company’s 2017 financial results. These changes include, but are not limited to, lowering the U.S. federal corporate income tax rate, a general elimination of U.S. federal income taxes on income and dividends from foreign subsidiaries, a new tax on global intangible low-taxed income (GILTI) net of allowable foreign tax credits, a new deduction for foreign derived intangible income (FDII), the repeal of the domestic production activity deduction, new limitations on the deductibility of certain executive compensation and interest expense, and limitations on the use of foreign tax credits to reduce the U.S. federal income tax liability.

Due to the complexities involved in accounting for the enactment of the TCJA, the SEC staff issued Staff Accounting Bulletin (SAB) 118 which provides guidance on accounting for the income tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date to complete the accounting for the impact of the TCJA. SAB 118 allows the Company to provide provisional estimates of the impact of the TCJA in our financial statements for the year ended December 31, 2017. Accordingly, based on information and IRS guidance currently available, we have recorded a discrete net tax expense of $71.8 million for the year ended December 31, 2017. This consists primarily of a net charge of $56.5 million for the write down of our net deferred tax balances due to the U.S. corporate income tax rate reduction and a net expense of $15.3 million for the one-time deemed repatriation tax. The Company has not completed its accounting for the income tax effects of the TCJA and the provisional amounts will be refined as needed during the measurement period allowed by SAB 118. While the Company has made reasonable estimates of the impact of the U.S. corporate income tax rate reduction and the one-time deemed repatriation tax on unremitted earnings of foreign subsidiaries, these estimates could change as the Company continues to analyze the TCJA and refines its calculations which could potentially affect the remeasurement of deferred tax balances, refines its calculations of earnings and profits which could impact the repatriation tax calculation, and analyzes new IRS guidance related to the TCJA.

The TCJA creates a new requirement that certain income (i.e. GILTI) earned by controlled foreign corporations (CFC’s) must be included currently in the gross income of the CFC’s U.S. shareholder. Because of the complexity of the new GILTI tax rules we are continuing to evaluate this provision of the TCJA. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Because whether we expect to have future U.S. inclusions in taxable income related to GILTI depends not only on our current structure and estimated future results of global operations but also our intent and ability to modify our structure and/or our business, we are not yet able to reasonably estimate the effect of this provision of the TCJA. Therefore, the Company has not made any adjustments related to potential GILTI tax in its financial statements for the period ended December 31, 2017, and we have not made a policy choice regarding whether to record deferred taxes on GILTI.

The Company will continue to analyze the effects of the TCJA on its financial statements. Additional impacts from the enactment of the TCJA will be recorded as they are identified during the measurement period as allowed in SAB 118.

The sources of Earnings before income taxes were as follows:

(in millions)	2017	2016	2015
United States	$265.5	$304.9	$246.9
Foreign	77.8	84.1	67.9
Earnings before income taxes	$343.3	$389.0	$314.8

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The Income tax provision consisted of the following:

(in millions)	2017	2016	2015
Current tax expense:
U.S. Federal	$11.0	$25.6	$21.3
State and local	6.0	4.7	2.2
Foreign	20.6	23.4	17.1
Total current	37.6	53.7	40.6

Deferred tax expense:
U.S. Federal	118.5	56.2	40.4
State and local	1.8	6.7	3.2
Foreign	(1.9)	(0.2)	(0.3)
Total deferred	118.4	62.7	43.3

Income tax provision	$156.0	$116.4	$83.9

Temporary differences and carryforwards giving rise to deferred tax assets and liabilities at December 31, 2017 and 2016 are summarized in the table below:

(in millions)	2017	2016
Deferred tax assets:
Pension	$25.0	$86.2
Loss carryforwards	75.9	71.7
Tax credit carryforwards	43.8	47.3
Product warranties	31.3	41.9
Sales incentives and discounts	25.0	32.0
Deferred revenue	19.2	23.2
Equity compensation	15.1	23.2
Compensation and benefits	4.0	22.2
Deferred compensation	15.4	21.7
Postretirement and postemployment benefits	12.6	20.2
Sale of business	14.4	10.2
Other	48.1	72.7
Gross deferred tax assets	329.8	472.5
Valuation allowance	(81.4)	(78.1)
Deferred tax assets	$248.4	$394.4

Deferred tax liabilities:
Depreciation and amortization	$(57.8)	$(45.5)
State and local income taxes	(21.1)	(34.9)
Other	(8.7)	(8.7)
Deferred tax liabilities	$(87.6)	$(89.1)

Total net deferred tax assets	$160.8	$305.3

The Company's total net deferred tax asset as of December 31, 2017 reflects the impact of the U.S. federal corporate tax rate reduction from 35 percent to 21 percent that was part of the TCJA. The Company was required to write down the value of its net deferred tax balance to reflect the new lower tax rate.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

At December 31, 2017, the Company had a total valuation allowance against its deferred tax assets of $81.4 million. The remaining realizable value of deferred tax assets at December 31, 2017 was determined by evaluating the potential to recover the value of these assets through the utilization of tax loss and credit carrybacks, the reversal of existing taxable temporary differences and carryforwards, certain tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards. At December 31, 2017, the Company retained valuation allowance reserves of $53.7 million against deferred tax assets in the U.S. primarily related to non-amortizable intangibles and various state operating loss carryforwards and state tax credits that are subject to restrictive rules for future utilization, and valuation allowances of $27.7 million for deferred tax assets related to foreign jurisdictions, primarily Brazil.

At December 31, 2017, the tax benefit of loss carryforwards totaling $75.9 million was available to reduce future tax liabilities. This deferred tax asset was comprised of $2.1 million for the tax benefit of federal net operating loss (NOL) carryforwards, $45.8 million for the tax benefit of state NOL carryforwards and $28.0 million for the tax benefit of foreign NOL carryforwards. NOL carryforwards of $49.5 million expire at various intervals between the years 2018 and 2037, while $26.4 million have an unlimited life.

At December 31, 2017, tax credit carryforwards totaling $43.8 million were available to reduce future tax liabilities. This deferred tax asset was comprised of $2.4 million related to general business credits and other miscellaneous federal credits, and $41.4 million of various state tax credits related to research and development, capital investment and job incentives. Tax credit carryforwards of $43.6 million expire at various intervals between the years 2018 and 2037, while $0.2 million have an unlimited life.

The Company has historically provided deferred taxes for the presumed ultimate repatriation to the U.S. of earnings from certain of its non-U.S. subsidiaries and unconsolidated affiliates. Through December 31, 2014 the indefinite reinvestment criteria had been applied to certain entities and allowed the Company to overcome that presumption to the extent the earnings were to be indefinitely reinvested outside the United States. As a result of the Company's internal restructuring of its foreign entities that was initiated in 2015, the Company determined that the indefinite reinvestment assertion should be expanded to include additional non-U.S. subsidiaries. As a result of the 2015 actions, the Company recorded a discrete net tax benefit in 2015 which includes the benefit of applying the indefinite reinvestment assertion to the foreign entities reorganized under a new European holding company. As a result of the TCJA, specifically the imposition of a one-time deemed repatriation tax on certain unremitted earnings of foreign subsidiaries, the Company reevaluated its indefinite assertion as of December 31, 2017. The Company is considering remitting cash back to the U.S. in 2018 from non-U.S. subsidiaries and as such, the Company will no longer assert that it is permanently reinvested in any non-U.S. subsidiaries as of December 31, 2017. These remittances would be considered dividends and under changes made by the TCJA these dividends would be subject to a 100 percent dividend received deduction and would not result in any U.S. federal tax liability. As of December 31, 2017 the Company has provided deferred taxes for jurisdictions where dividends would be subject to withholding taxes. The Company is continuing to analyze the effects of the TCJA including the impact on future repatriations and any related withholding taxes from non-U.S. subsidiaries.

As of December 31, 2017, 2016 and 2015 the Company had $2.3 million, $3.5 million and $4.8 million of gross unrecognized tax benefits, including interest, respectively. Substantially all of these amounts, if recognized, would impact the Company's tax provision and the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2017, 2016 and 2015, the amounts accrued for interest and penalties were not significant.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties for the 2017, 2016 and 2015 annual reporting periods:

(in millions)	2017	2016	2015
Balance at January 1	$3.4	$4.7	$4.8
Gross increases - tax positions prior periods	0.1	0.3	0.4
Gross decreases - tax positions prior periods	(0.2)	(0.4)	(0.1)
Gross increases - current period tax positions	0.4	0.5	0.5
Decreases - settlements with taxing authorities	(0.5)	—	(0.6)
Reductions - lapse of statute of limitations	(1.1)	(1.7)	—
Other	—	0.0	(0.3)
Balance at December 31	$2.1	$3.4	$4.7

The Company believes it is reasonably possible that the total amount of gross unrecognized tax benefits as of December 31, 2017 could decrease by approximately $0.7 million in 2018 due to settlements with taxing authorities or lapses in applicable statutes of limitation. Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be significant changes in the amount of unrecognized tax benefits in 2018, but the amount cannot be estimated at this time.

The Company is regularly audited by federal, state and foreign tax authorities. The Internal Revenue Service (IRS) has completed its field examination and has issued its Revenue Agents Report through the 2012 tax year and all open issues have been resolved. The Company is currently open to tax examinations by the IRS for the 2014 through 2016 tax years and the IRS field examination of the 2014 tax year is completed. The Company is awaiting the Revenue Agents Report for 2014 and does not expect any material adjustments. Primarily as a result of filing amended returns, which were generated by the closing of federal income tax audits, the Company is still open to state and local tax audits in major tax jurisdictions dating back to the 2012 taxable year. The Company is no longer subject to income tax examinations by any major foreign tax jurisdiction for years prior to 2013.

The difference between the actual income tax provision (benefit) and the tax provision computed by applying the statutory Federal income tax rate to Earnings before income taxes is attributable to the following:

(in millions)	2017	2016	2015
Income tax provision at 35 percent	$120.2	$136.2	$110.2
State and local income taxes, net of Federal income tax effect	7.4	8.3	7.1
Deferred tax asset valuation allowance	4.7	2.9	0.7
Income attributable to domestic production activities	(8.2)	(6.1)	(8.8)
Equity compensation	(7.7)	—	—
Change in estimates related to prior years and prior years amended tax return filings	1.4	(0.2)	(4.2)
Federal and state tax credits	(10.3)	(9.1)	(8.0)
Taxes related to foreign income, net of credits	(25.4)	(20.1)	(6.8)
Taxes related to unremitted earnings	—	(1.1)	(11.4)
Tax reserve reassessment	(1.1)	(1.4)	0.5
Deferred tax reassessment	2.1	1.6	3.0
Tax law changes	71.8	5.4	—
Other	1.1	—	1.6
Actual income tax provision	$156.0	$116.4	$83.9

Effective tax rate	45.4%	29.9%	26.7%

The Company's effective tax rate also reflects the benefit of having earnings from foreign entities that are in jurisdictions that have lower statutory tax rates than the U.S. This includes entities in Hungary, China, Poland and the United Kingdom which have applicable statutory tax rates of 9 percent, 15 percent, 19 percent and 19 percent, respectively.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

In addition, the Company's effective tax rate includes the utilization of excess foreign tax credits in connection with the repatriation of foreign earnings.

Income tax provision allocated to continuing operations and discontinued operations for the years ended December 31 was as follows:

(in millions)	2017	2016	2015
Continuing operations	$156.0	$116.4	$83.9
Discontinued operations	(21.2)	(0.0)	4.2
Total tax provision	$134.8	$116.4	$88.1

Note 13 – Commitments and Contingencies

In the fourth quarter of 2017, the Company recorded a $13.5 million charge for costs related to field campaigns pertaining to certain Cybex products designed prior to the acquisition. The charge consisted of $8.4 million and $5.1 million within Cost of sales and Selling, general and administrative expense, respectively. The Company has made indemnification claims against the seller for recovery that includes these amounts, but has not yet recorded an offsetting receivable in the financial statements.

Upon the Company’s acquisition of the Cybex business on January 20, 2016, Cybex was subject to an ongoing investigation by the Consumer Product Safety Commission (CPSC) regarding the timeliness of a recall of the Cybex arm curl product. The purchase agreement contained specific language providing that the seller will fully indemnify and hold harmless the Company for all losses related to the CPSC’s investigation of the arm curl product. In the third quarter of 2017, the CPSC concluded its investigation and issued a letter to Cybex offering to settle the arm curl investigation for a civil penalty in the amount of $6.3 million. The Company accrued this amount and fully offset it with an indemnification receivable from the seller and continues to negotiate a final settlement amount with the CPSC.

On January 21, 2015, Cobalt Boats, LLC (Cobalt) filed a patent infringement lawsuit against the Company alleging that certain of the Company’s Sea Ray branded boats include a feature that infringes a Cobalt patent relating to a submersible swim step. On October 31, 2017, the U.S. District Court in the Eastern District of Virginia entered an amended judgment on the jury verdict awarding total damages, including enhanced damages, in the amount of $5.4 million plus attorneys' fees of $2.5 million and applicable interest. The Company believes it has meritorious defenses and is pursuing an appeal. Charges and expenses related to the Cobalt case are included in discontinued operations in the Company's consolidated financial statements.

Financial Commitments

The Company has entered into guarantees of indebtedness of third parties, primarily in connection with customer financing programs. Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount that is less than the total outstanding obligations. The Company has also extended guarantees to third parties that have purchased customer receivables from Brunswick and, in certain instances, has guaranteed secured term financing of its customers. Potential payments in connection with these customer financing arrangements generally extend over several years. The single year potential cash obligations associated with these customer financing arrangements as of December 31, 2017 and December 31, 2016 were $41.4 million and $31.5 million, respectively. The maximum potential cash obligations associated with these customer financing arrangements as of December 31, 2017 and December 31, 2016 were $49.2 million and $39.6 million, respectively.

In most instances, upon repurchase of the receivable or note, the Company receives rights to the collateral securing the financing. The Company’s risk under these arrangements is partially mitigated by the value of the collateral that secures the financing. The Company had $1.1 million and $1.2 million accrued for potential losses related to recourse exposure at December 31, 2017 and December 31, 2016, respectively.

The Company has accounts receivable sale arrangements with third parties which are included in the guarantee arrangements discussed above. The Company treats the sale of receivables in which the Company retains an interest as a secured obligation as the transfers of the receivables under these arrangements do not meet the requirements of a “true sale.” Accordingly, the current portion of receivables underlying these arrangements of $23.7 million and $22.0 million was recorded in Accounts and notes receivable and Accrued expenses as of December 31, 2017 and December 31, 2016, respectively. Further, the long-term portion

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

of these arrangements of $30.2 million and $29.0 million as of December 31, 2017 and December 31, 2016, respectively, was recorded in Other long-term assets and Other long-term liabilities.

The Company has also entered into arrangements with third-party lenders in which it has agreed, in the event of a customer default, to repurchase from the third-party lender those Brunswick products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The single year and maximum potential cash payments the Company could be required to make to repurchase collateral as of December 31, 2017 and December 31, 2016 were $53.6 million and $59.9 million, respectively.

The Company’s risk under these repurchase arrangements is partially mitigated by the value of the products repurchased as part of the transaction. The Company had $0.8 million and $0.9 million accrued for potential losses related to repurchase exposure as of December 31, 2017 and December 31, 2016, respectively. The Company’s repurchase accrual represents the expected losses that could result from obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of those products to alternative dealers.

The Company has recorded its estimated net liability associated with losses from these guarantee and repurchase obligations on its Consolidated Balance Sheets based on historical experience and current facts and circumstances. Historical cash requirements and losses associated with these obligations have not been significant, but could increase if dealer defaults exceed current expectations.

Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling $5.3 million and $15.3 million, respectively, as of December 31, 2017. A large portion of these standby letters of credit and surety bonds are related to the Company’s self-insured workers’ compensation program as required by its insurance companies and various state agencies. The Company has recorded reserves to cover the anticipated liabilities associated with these programs. Under certain circumstances, such as an event of default under the Company’s revolving credit facility, or, in the case of surety bonds, a ratings downgrade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds. The Company was not required to post letters of credit as collateral against surety bonds as of December 31, 2017.

The Company has a collateral trust arrangement with insurance carriers and a trustee bank. The trust is owned by the Company, but the assets are pledged as collateral against workers’ compensation related obligations in lieu of other forms of collateral including letters of credit. In connection with this arrangement, the Company had $9.4 million and $11.2 million of cash in the trust at December 31, 2017 and December 31, 2016, respectively, which was classified as Restricted cash in the Company's Consolidated Balance Sheets. In both 2017 and 2016, insurance carriers reduced the required collateral amount, which resulted in a $1.8 million and $1.5 million, respectively, transferred out of the trust.

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

The following activity related to product warranty liabilities was recorded in Accrued expenses during the years ended December 31, 2017 and December 31, 2016:

(in millions)	2017	2016
Balance at beginning of period	$100.2	$93.3
Payments made	(57.9)	(55.9)
Provisions/additions for contracts issued/sold	62.3	63.6
Aggregate changes for preexisting warranties	5.5	(9.8)
Foreign currency translation	1.8	(0.4)
Acquisitions	—	7.1
Other	(0.6)	2.3
Balance at end of period	$111.3	$100.2

Additionally, end users of the Company's products may purchase a contract from the Company that extends product warranty beyond the standard period. For certain extended warranty contracts in which the Company retains the warranty or administration obligation, a deferred revenue liability is recorded based on the aggregate sales price for contracts sold. The liability is reduced and revenue is recognized on a straight-line basis over the contract period during which corresponding costs are expected to be incurred. The Company updated certain amounts to properly reflect the activity within the prior year extended warranty contracts sold and revenue recognized on existing extended warranty contracts captions, as outlined in the table below.

The following activity related to deferred revenue for extended product warranty contracts was recorded in Accrued expenses and Other long-term liabilities during the years ended December 31, 2017 and December 31, 2016:

(in millions)	2017	2016
Balance at beginning of period	$90.6	$78.3
Extended warranty contracts sold	51.8	39.7
Revenue recognized on existing extended warranty contracts	(31.1)	(29.3)
Foreign currency translation	0.8	(0.7)
Acquisitions	—	2.6
Balance at end of period	$112.1	$90.6

Legal and Environmental

The Company accrues for litigation exposure when it is probable that future costs will be incurred and such costs can be reasonably estimated. Adjustments to estimates are recorded in the period they are identified. Management does not believe that there is a reasonable possibility that a material loss exceeding the amounts already recognized for the Company’s litigation claims and matters, if any, has been incurred. In light of existing accruals, the Company's litigation claims, when finally resolved, are not expected, in the opinion of management, to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

The Company is involved in certain legal and administrative proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 and other federal and state legislation governing the generation and disposal of certain hazardous wastes. These proceedings, which involve both on- and off-site waste disposal or other contamination, in many instances

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

seek compensation or remedial action from the Company as a waste generator under Superfund legislation, which authorizes action regardless of fault, legality of original disposition or ownership of a disposal site. The Company has established accruals based on a range of cost estimates for all known claims.

The environmental remediation and clean-up projects in which the Company is involved have an aggregate estimated range of exposure of approximately $21.0 million to $39.2 million as of December 31, 2017. At December 31, 2017 and 2016, the Company had accruals for environmental liabilities of $21.0 million and $33.0 million , respectively, reflected in Accrued expenses and Other long-term liabilities in the Consolidated Balance Sheets. The Company recorded environmental provisions of $0.0 million, $0.3 million and $0.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company accrues for environmental remediation-related activities for which commitments or clean-up plans have been developed and for which costs can be reasonably estimated. All accrued amounts are generally determined in consultation with third-party experts on an undiscounted basis and do not consider recoveries from third parties until such recoveries are realized. In light of existing accruals, the Company's environmental claims, when finally resolved, are not expected, in the opinion of management, to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Note 14 – Financial Instruments

The Company operates globally with manufacturing and sales facilities around the world.  Due to the Company’s global operations, the Company engages in activities involving both financial and market risks. The Company utilizes normal operating and financing activities, along with derivative financial instruments, to minimize these risks.

Derivative Financial Instruments. The Company uses derivative financial instruments to manage its risks associated with movements in foreign currency exchange rates, interest rates and commodity prices. Derivative instruments are not used for trading or speculative purposes. The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivatives that are designated as hedges to specific forecasted transactions. The Company also assesses, both at the hedge’s inception and monthly thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in the anticipated cash flows of the hedged item. If the hedging relationship ceases to be highly effective, or it becomes probable that a forecasted transaction is no longer expected to occur, the Company discontinues hedge accounting prospectively and immediately recognizes the gains and losses associated with those hedges. There were no material adjustments as a result of ineffectiveness to the results of operations for the years ended December 31, 2017, 2016 and 2015. The fair value of derivative financial instruments is determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded. The effects of derivative financial instruments are not expected to be material to the Company’s financial position or results of operations when considered together with the underlying exposure being hedged. Use of derivative financial instruments exposes the Company to credit risk with its counterparties when the fair value of a derivative contract is an asset. The Company mitigates this risk by entering into derivative contracts with highly rated counterparties. The maximum amount of loss due to counterparty credit risk is limited to the asset value of derivative financial instruments.

Cash Flow Hedges. The Company enters into certain derivative instruments that are designated and qualify as cash flow hedges.  The Company executes both forward and option contracts, based on forecasted transactions, to manage foreign currency exchange exposure mainly related to inventory purchase and sales transactions. From time-to-time, the Company enters into commodity swap agreements based on anticipated purchases of aluminum, copper and natural gas to manage risk related to price changes. Additionally, the Company may enter into forward-starting interest rate swaps to hedge the interest rate risk associated with the anticipated issuance of debt.

A cash flow hedge requires that as changes in the fair value of derivatives occur, the portion of the change deemed to be effective is recorded temporarily in Accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of December 31, 2017, the term of derivative instruments hedging forecasted transactions ranged up to 18 months.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The following activity related to cash flow hedges was recorded in Accumulated other comprehensive loss as of December 31:

	Accumulated Unrealized Derivative
	Gains (Losses)
	2017		2016
(in millions)	Pretax	After-tax	Pretax	After-tax
Beginning balance	$1.1	$(5.6)	$0.4	$(5.9)
Net change in value of outstanding hedges	(10.9)	(7.5)	2.9	2.1
Net amount recognized into earnings	2.0	1.3	(2.2)	(1.8)
Ending balance	$(7.8)	$(11.8)	$1.1	$(5.6)

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

Foreign Currency Derivatives. The Company enters into forward and option contracts to manage foreign exchange exposure related to forecasted transactions and assets and liabilities that are subject to risk from foreign currency rate changes. These exposures include: product costs; revenues and expenses; associated receivables and payables; intercompany obligations and receivables and other related cash flows.

Forward exchange contracts outstanding at December 31, 2017 and December 31, 2016 had notional contract values of $312.6 million and $255.0 million, respectively. Option contracts outstanding at December 31, 2017 and December 31, 2016, had notional contract values of $18.0 million and $30.4 million, respectively. The forward and options contracts outstanding at December 31, 2017, mature during 2018 and 2019 and mainly relate to the Euro, Japanese yen, Canadian dollar, Australian dollar, Swedish krona, British pound, Norwegian krone, Brazilian real, Mexican peso, New Zealand dollar, Hungarian forint and Taiwan dollar. As of December 31, 2017, the Company estimates that during the next 12 months, it will reclassify approximately $4.3 million of net losses (based on current rates) from Accumulated other comprehensive loss to Cost of sales.

Interest Rate Derivatives. The Company enters into fixed-to-floating interest rate swaps to convert a portion of the Company's long-term debt from fixed to floating rate debt. As of December 31, 2017 and December 31, 2016, the outstanding swaps had notional contract values of $200.0 million, of which $150.0 million corresponds to the Company's 4.625 percent Senior notes due 2021 and $50.0 million corresponds to the Company's 7.375 percent Debentures due 2023. These instruments have been designated as fair value hedges, with the fair value recorded in long-term debt as discussed in Note 16 – Debt.

The Company may also enter into forward-starting interest rate swaps to hedge the interest rate risk associated with anticipated debt issuances. There were no forward-starting interest rate swaps outstanding at December 31, 2017 or December 31, 2016.

As of December 31, 2017 and December 31, 2016, the Company had $3.4 million and $4.5 million, respectively, of net deferred losses associated with all settled forward-starting interest rate swaps, which were included in Accumulated other comprehensive loss. As of December 31, 2017, the Company estimates that during the next 12 months, it will reclassify approximately $0.9 million of net losses resulting from settled forward-starting interest rate swaps from Accumulated other comprehensive loss to Interest expense.

Commodity Price Derivatives. From time-to-time, the Company uses commodity swaps to hedge anticipated purchases of aluminum, copper and natural gas. There were no commodity swap contracts outstanding at December 31, 2017 and December 31, 2016.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

As of December 31, 2017 and December 31, 2016, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets			Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		2017	2016		2017	2016
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid expenses and other	$2.5	$7.2	Accrued expenses	$5.5	$2.5
Total		$2.5	$7.2		$5.5	$2.5

Derivatives Designated as Fair Value Hedges
Interest rate contracts	Prepaid expenses and other	$2.1	$2.1	Accrued expenses	$1.8	$1.7
Interest rate contracts	Other long-term assets	0.7	0.7	Other long-term liabilities	0.3	0.2
Total		$2.8	$2.8		$2.1	$1.9

Other Hedging Activity
Foreign exchange contracts	Prepaid expenses and other	$0.7	$1.2	Accrued expenses	$0.1	$0.3
Total		$0.7	$1.2		$0.1	$0.3

The effect of derivative instruments on the Consolidated Statements of Operations for the years ended December 31, 2017 and December 31, 2016 was:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)
	2017	2016		2017	2016
Interest rate contracts	$—	$—	Interest expense	$(1.1)	$(0.6)
Foreign exchange contracts	(10.9)	2.9	Cost of sales	(0.9)	3.3
Commodity contracts	—	0.0	Cost of sales	(0.0)	(0.5)
Total	$(10.9)	$2.9		$(2.0)	$2.2

Derivatives Designated as Fair Value Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
		2017	2016
Interest rate contracts	Interest expense	$2.0	$2.9

Other Hedging Activity	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
		2017	2016
Foreign exchange contracts	Cost of sales	$(9.9)	$(3.4)
Foreign exchange contracts	Other income, net	(1.8)	2.0
Commodity contracts	Cost of sales	—	0.3
Total		$(11.7)	$(1.1)

Fair Value of Other Financial Instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents and accounts and notes receivable approximate their fair values because of the short maturity of these instruments. At December 31, 2017 and December 31, 2016, the fair value of the Company’s long-term debt was approximately

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

$492.1 million and $495.7 million, respectively, and was determined using Level 1 and Level 2 inputs described in Note 7 – Fair Value Measurements, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt. The carrying value of long-term debt, including current maturities, was $439.1 million and $441.6 million as of December 31, 2017 and December 31, 2016, respectively.

Note 15 – Accrued Expenses

Accrued Expenses at December 31, 2017 and 2016 were as follows:

(in millions)	2017	2016
Compensation and benefit plans	$131.7	$134.8
Product warranties	111.3	100.2
Sales incentives and discounts	109.8	91.2
Deferred revenue and customer deposits	65.2	62.3
Secured obligations, repurchase and recourse	25.7	24.1
Insurance reserves	19.5	18.7
Environmental reserves	11.5	21.7
Interest	8.4	8.4
Real, personal and other non-income taxes	6.4	6.8
Derivatives	7.4	4.5
Other	66.7	48.6
Total accrued expenses	$563.6	$521.3

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 16 – Debt

Long-term debt at December 31, 2017 and December 31, 2016 consisted of the following:

(in millions)	2017	2016
Notes, 7.125% due 2027, net of discount of $0.4 and $0.4 and debt issuance costs of $0.4 and $0.5	$162.4	$162.3
Senior notes, currently 4.625%, due 2021, net of debt issuances costs of $1.5 and $1.9 (A)	148.2	147.8
Debentures, 7.375% due 2023, net of discount of $0.2 and $0.2 and debt issuance costs of $0.2 and $0.2 (A)	103.4	103.4
Loan with Fond du Lac County Economic Development Corporation, 2.0% due 2021, net of discount of $3.0 and $3.8 and debt issuance costs of $0.1 and $0.1	19.6	23.8
Notes, various up to 5.8% payable through 2027, net of discount of $0.2 and $0.2	3.8	2.1
Total long-term debt	437.4	439.4
Current maturities of long-term debt	(5.6)	(5.6)
Long-term debt, net of current maturities	$431.8	$433.8

(A) Included in Senior notes, 4.625 percent due 2021 and Debentures, 7.375 percent due 2023 at December 31, 2017 and December 31, 2016, are the aggregate fair values related to the fixed-to-floating interest rate swaps as discussed in Note 14 – Financial Instruments.

Scheduled maturities, net:

(in millions)
2018	$5.6
2019	5.9
2020	5.8
2021	153.3
2022	0.3
Thereafter	266.5
Total long-term debt including current maturities	$437.4

The 2021, 2023 and 2027 notes are unsecured and do not contain subsidiary guarantees. Interest on the Company's notes is due semi-annually. The Company's 2021 and 2027 notes are subject to redemption at any time at the Company's discretion, in whole or in part, at redemption prices specified in the respective agreements, plus any accrued and unpaid interest. The Company's 2023 notes are not subject to redemption provisions. The Company may be required to repurchase the 2021 notes in the event of a change of control, subject to certain circumstances, for an amount equal to 101 percent of the outstanding principal plus any accrued and unpaid interest at the time of the change of control.

In June 2016, the Company entered into an Amended and Restated Credit Agreement (Credit Facility). The Credit Facility amended and restated the Company's existing credit agreement, dated as of March 2011, as amended and restated as of June 2014. The Credit Facility provides for $300.0 million of borrowing capacity and is in effect through June 2021. No borrowings were outstanding as of December 31, 2017 or during 2017 or 2016, and available borrowing capacity totaled $295.7 million, net of $4.3 million of letters of credit outstanding under the Credit Facility. The Credit Facility includes provisions to add an additional $100.0 million of capacity and extend the facility for two additional one-year terms, subject to lender approval. The Company currently pays a facility fee of 20 basis points per annum. The facility fee per annum will be within a range of 12.5 to 35 basis points based on the Company's credit rating. Under the terms of the Credit Facility, the Company has two borrowing options: borrowing at a rate tied to adjusted LIBOR plus a spread of 130 basis points or a base rate plus a margin of 30.0 basis points. The rates are determined by the Company's credit ratings, with spreads ranging from 100 to 190 basis points for LIBOR rate borrowings and 0 to 90 basis points for base rate borrowings. The Company is required to maintain compliance with two financial covenants included in the Credit Facility: a minimum interest coverage ratio and a maximum leverage ratio. The minimum interest coverage ratio, as defined in the agreement, is not permitted to be less than 3.00 to 1.00. The maximum leverage ratio, as defined in the agreement, is not permitted to be more than 3.50 to 1.00. As of December 31, 2017, the Company was in compliance with the financial covenants in the Credit Facility.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

As provided under the terms of its loan agreement with the Fond du Lac County Economic Development Corporation, which is secured by the Company's property located in Fond du Lac, Wisconsin, up to a maximum 43 percent of the principal due annually can be forgiven if the Company achieves certain employment targets as outlined in the agreement. The amount of loan forgiveness is based on average employment levels at the end of the previous four quarters. Total loan forgiveness in both 2017 and 2016 was $2.1 million or 43 percent of the principal due, and total loan forgiveness in 2015 was $2.0 million, or 41 percent of the principal due.

Note 17 – Postretirement Benefits

Overview. The Company has defined contribution plans and makes contributions including matching and annual discretionary contributions which are based on various percentages of compensation, and in some instances are based on the amount of the employees' contributions to the plans. The expense related to the defined contribution plans was $52.1 million in 2017 and $46.3 million in both 2016 and 2015.

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

Plan Developments.

The Company historically maintained four qualified defined benefit plans: the Brunswick Pension Plan for Salaried Employees (Salaried Plan), the Brunswick Pension Plan for Hourly Bargaining Unit Employees (Bargaining Plan), the Brunswick Pension Plan For Hourly Employees (Hourly Plan) and the Brunswick Pension Plan For Hourly Wage Employees (Muskegon Plan). The Company took actions to terminate the Hourly Plan and the Muskegon Plan, effective as of December 31, 2016, and all benefits were paid during 2017 as described below.

During 2017, total settlement payments of $132.7 million were made from the Bargaining Plan and Salaried Plan to purchase group annuity contracts to cover future benefit payments. In addition, settlement payments totaling $101.7 million were made from the Hourly Plan and the Muskegon Plan in connection with plan terminations. The settlement payments included group annuity contracts to cover future benefit payments as well as lump-sum benefit payments to certain participants.

The annuity contracts unconditionally and irrevocably guarantee the full payment of all future annuity payments to the participants. The insurance company assumed all investment risk associated with the assets and obligations that were transferred. The Company recognized a pretax settlement loss of $96.6 million at December 31, 2017 related to these actions.

During 2016, total settlement payments of $125.2 million were made from the Bargaining Plan and the Salaried Plan to purchase group annuity contracts to cover future benefit payments. The annuity contract unconditionally and irrevocably guarantees the full payment of all future annuity payments to the affected participants. The insurance company assumed all risk associated with the assets and obligations that were transferred. The Company recognized a pretax settlement loss of $55.1 million in the fourth quarter of 2016 relating to this action.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Costs. Pension and other postretirement benefit costs included the following components for 2017, 2016 and 2015:

	Pension Benefits			Other Postretirement Benefits
(in millions)	2017	2016	2015	2017	2016	2015
Interest cost	$28.4	$35.8	$47.9	$1.2	$1.4	$1.8
Expected return on plan assets	(33.5)	(38.5)	(55.7)	—	—	—
Amortization of prior service credits	—	—	—	(0.7)	(0.7)	(0.7)
Amortization of net actuarial losses	14.4	17.4	19.5	—	—	1.3
Settlement charges	96.6	55.1	82.3	—	—	—
Net pension and other benefit costs	$105.9	$69.8	$94.0	$0.5	$0.7	$2.4

Portions of Net pension and other benefit costs are recorded in Cost of sales as well as Selling, general and administrative expenses in the Consolidated Statements of Operations.

Benefit Obligations and Funded Status. A reconciliation of the changes in the benefit obligations and fair value of assets over the two-year period ending December 31, 2017, and a statement of the funded status at December 31 for these years for the Company's pension and other postretirement benefit plans follow:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2017	2016	2017	2016
Reconciliation of benefit obligation:
Benefit obligation at previous December 31	$921.5	$1,035.5	$40.6	$43.5
Interest cost	28.4	35.8	1.2	1.4
Participant contributions	—	—	0.5	0.5
Actuarial (gains) losses	58.0	49.0	0.0	(0.9)
Benefit payments	(56.6)	(73.6)	(3.6)	(3.9)
Settlement payments	(234.4)	(125.2)	—	—
Benefit obligation at December 31	716.9	921.5	38.7	40.6

Reconciliation of fair value of plan assets:
Fair value of plan assets at previous December 31	687.9	736.4	—	—
Actual return on plan assets	75.5	75.7	—	—
Employer contributions	73.7	74.6	3.1	3.4
Participant contributions	—	—	0.5	0.5
Benefit payments	(56.6)	(73.6)	(3.6)	(3.9)
Settlement payments	(234.4)	(125.2)	—	—
Fair value of plan assets at December 31	546.1	687.9	—	—

Funded status at December 31	$(170.8)	$(233.6)	$(38.7)	$(40.6)
Funded percentage (A)	76%	75%	NA	NA

(A) As all of the Company's plans are frozen, the projected benefit obligation and the accumulated benefit obligation are equal. As of December 31, 2017 and 2016, the projected and accumulated benefit obligations for all of the Company's pension plans were in excess of plan assets.

The funded status of these pension plans includes the projected and accumulated benefit obligations for the Company's nonqualified pension plan of $33.2 million and $34.5 million at December 31, 2017 and 2016, respectively. The Company's nonqualified pension plan and other postretirement benefit plans are not funded.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The amounts included in the Company's Consolidated Balance Sheets as of December 31, 2017 and 2016, were as follows:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2017	2016	2017	2016
Accounts and notes receivable	$3.5	$—	$—	$—
Assets recognized	3.5	—	—	—

Accrued expenses	3.8	10.5	3.7	4.1
Postretirement benefit liabilities	170.5	223.1	35.0	36.5
Liabilities recognized	$174.3	$233.6	$38.7	$40.6

Accumulated Other Comprehensive Loss. The following pretax activity related to pensions and other postretirement benefits was recorded in Accumulated other comprehensive loss as of December 31:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2017	2016	2017	2016
Prior service credits
Beginning balance	$—	$—	$(10.2)	$(10.9)
Amount recognized as component of net benefit costs	—	—	0.7	0.7
Ending balance	—	—	(9.5)	(10.2)

Net actuarial losses
Beginning balance	397.1	457.8	1.0	1.9
Actuarial (gains) losses arising during the period	16.0	11.8	0.0	(0.9)
Amount recognized as component of net benefit costs	(111.0)	(72.5)	—	—
Ending balance	302.1	397.1	1.0	1.0

Total	$302.1	$397.1	$(8.5)	$(9.2)

The estimated pretax net actuarial loss in Accumulated other comprehensive loss at December 31, 2017, expected to be recognized as a component of net periodic benefit cost in 2018 for the Company's pension plans, is $9.9 million. The estimated pretax prior service credit and net actuarial loss in Accumulated other comprehensive loss at December 31, 2017, expected to be recognized as components of net periodic benefit cost in 2018 for the Company's other postretirement benefit plans, are $0.7 million and $0.0 million, respectively.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Other Postretirement Benefits. Once participants eligible for other postretirement benefits turn 65 years old, the health care benefits become a flat dollar amount based on age and years of service. The assumed health care cost trend rate for other postretirement benefits for pre-age 65 benefits as of December 31 was as follows:

	Pre-age 65 Benefits
	2017	2016
Health care cost trend rate for next year	5.6%	5.7%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year rate reaches the ultimate trend rate	2037	2037

A one percent change in the assumed health care trend rate at December 31, 2017 would not have a material impact on the accumulated postretirement benefit obligation.

The Company monitors the cost of health care and life insurance benefit plans and reserves the right to make additional changes or terminate these benefits in the future.

Assumptions. Weighted average assumptions used to determine pension and other postretirement benefit obligations at December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
Discount rate	3.63%	4.00%	3.51%	3.93%

Weighted average assumptions used to determine net pension and other postretirement benefit costs for the years ended December 31 were as follows:

	2017	2016	2015
Discount rate for pension benefits (A) (B)	3.40%	3.58%	3.95%
Discount rate for other postretirement benefits (A) (B)	3.17%	3.30%	3.75%
Long-term rate of return on plan assets (C)	4.75%	5.25%	6.00%

(A) The Company utilizes a yield curve analysis to calculate the discount rates used to determine pension and other postretirement benefit obligations. The yield curve analysis matches the cash flows of the Company's benefit obligations. The yield curve consisted of spot interest rates at half year increments for each of the next 30 years and was developed based on pricing and yield information for high quality corporate bonds rated Aa by either Moody's or Standard & Poor's, private placement bonds that are traded in reliance with Rule 144A and are at least two years from date of issuance, bonds with make-whole provisions and bonds issued by foreign corporations that are denominated in U.S. dollars, excluding callable bonds and bonds less than a minimum size and other filtering criteria. Additionally, the Company's yield curve methodology includes bonds having a yield that is greater than the regression mean yield curve as the Company believes this methodology represents an appropriate estimate of the rates at which the Company could effectively settle its pension obligations.
(B) Pension expense in 2017 and 2016 includes the impact of a change in methodology used to calculate the interest cost component of pension expense. In 2015 and prior years, the Company used a single-weighted average discount rate to calculate pension and postretirement interest costs. Beginning in 2016, the Company is utilizing a "spot rate approach" in the calculation of pension and postretirement interest costs to provide a more accurate measurement of interest costs. The spot rate approach applies separate discount rates for each projected benefit payment in the calculation of pension and postretirement interest costs. This calculation change is considered to be a change in accounting estimate and is being applied prospectively starting in 2016.
(C) The Company evaluates its assumption regarding the estimated long-term rate of return on plan assets based on historical experience, future expectations of investment returns, asset allocations, investment strategies and views of investment professionals.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

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

The Trust asset allocation at December 31, 2017 and 2016, and target allocation for 2018 are as follows:

	2017	2016	Target Allocation for 2018
Equity securities:
United States	4%	19%	4%
International	1%	3%	1%
Fixed-income securities	89%	75%	95%
Short-term investments	6%	3%	—%
Total	100%	100%	100%

The fair values of the Trust's pension assets at December 31, 2017, by asset class were as follows:

	Fair Value Measurements at December 31, 2017 (A)
(in millions)	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs
Investments at fair value	(Level 1)	(Level 2)	Total
Short-term investments	$15.2	$—	$15.2
Fixed-income securities:
Government securities (C)	—	114.1	114.1
Corporate securities (D)	—	324.0	324.0
Other investments (F)	—	9.2	9.2
Total investments at fair value	$15.2	$447.3	$462.5
Investments at net asset value
Short-term investments			25.0
Equity securities (B)
United States			23.9
International			5.6
Fixed-income securities:
Commingled funds (E)			65.2
Total investments at net asset value			119.7
Other liabilities (G)			(36.1)
Total pension plan net assets			$546.1

(A)
See Note 7 – Fair Value Measurements for a description of levels within the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measurement in its entirety. A description of the valuation methodologies is provided following these tables. There were no transfers in and/or out of Level 1 and Level 2 in 2017.

(B)
The equity assets are invested in two indexed funds based on the Russell 3000 Index (U.S.) and the MSCI EAFE Equity Index (International). The Trust did not directly own any of the Company's common stock as of December 31, 2017.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The fair values of the Trust's pension assets at December 31, 2016, by asset class were as follows:

	Fair Value Measurements at December 31, 2016 (A)
(in millions)	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs
Investments at fair value	(Level 1)	(Level 2)	Total
Short-term investments	$1.9	$—	$1.9
Fixed-income securities:
Government securities (C)	—	141.5	141.5
Corporate securities (D)	—	382.1	382.1
Other investments (F)	(0.4)	8.9	8.5
Total investments at fair value	$1.5	$532.5	$534.0
Investments at net asset value
Short-term investments			46.8
Equity securities (B)
United States			132.8
International			17.6
Fixed-income securities:
Commingled funds (E)			15.3
Total investments at net asset value			212.5
Other liabilities (G)			(58.6)
Total pension plan net assets			$687.9

(A)
See Note 7 – Fair Value Measurements for a description of levels within the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measurement in its entirety. A description of the valuation methodologies is provided following these tables. There were no transfers in and/or out of Level 1 and Level 2 in 2016.

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

Short-term investments, commingled funds: Short-term investments and commingled funds are valued at the NAV provided by the investment managers. The NAV is based on the quoted market value of the underlying assets owned by the fund, minus its liabilities, divided by the number of units outstanding. Investments in fixed income commingled funds include long-duration corporate bonds, asset-backed securities and other short-term, fixed-income securities with the goal of preserving capital and maximizing total return consistent with prudent investment management.

Other investments: Exchange-traded derivative instruments are valued using market indices. The fair value of derivatives that are not traded on an exchange are based on valuation models using observable market data as of the measurement date.

There were no pension plan assets using significant unobservable inputs (Level 3) for the years ended December 31, 2017 and December 31, 2016.

Expected Cash Flows. The expected cash flows for the Company's pension and other postretirement benefit plans follow:

(in millions)	Pension Benefits	Other Postretirement Benefits
Company contributions expected to be made in 2018 (A)	$73.8	$3.7
Expected benefit payments:
2018	44.4	3.7
2019	45.0	3.6
2020	45.3	3.4
2021	45.1	3.1
2022	45.1	2.9
2023-2027	221.6	12.6

(A) The Company anticipates making discretionary contributions of approximately $70.0 million to fund the qualified pension plans and approximately $3.8 million to cover benefit payments in the unfunded, nonqualified pension plan in 2018. Company contributions are subject to change based on market conditions or Company discretion.

Note 18 – Stock Plans and Management Compensation

Under the Brunswick Corporation 2014 Stock Incentive Plan, the Company may grant stock options, stock appreciation rights (SARs), non-vested stock awards and performance awards to executives, other employees and non-employee directors, with shares from treasury shares and from authorized, but unissued, shares of common stock initially available for grant, in addition to: (i) the forfeiture of past awards; (ii) shares not issued upon the net settlement of SARs; or (iii) shares delivered to or withheld by the Company to pay the withholding taxes related to awards. As of December 31, 2017, 5.4 million shares remained available for grant.

Share information includes all outstanding awards for both continuing and discontinued operations.

Non-Vested Stock Awards

The Company grants both stock-settled and cash-settled non-vested stock units and awards to key employees as determined by management and the Human Resources and Compensation Committee of the Board of Directors. Non-vested stock units and awards have vesting periods of three years. Non-vested stock units and awards are eligible for dividends, which are reinvested, and are non-voting. All non-vested units and awards have restrictions on the sale or transfer of such awards during the vesting period.

Generally, grants of non-vested stock units and awards are forfeited if employment is terminated prior to vesting. Non-vested stock units and awards vest pro rata over one year if (i) the grantee has attained the age of 62, or (ii) the grantee's age plus total years of service equals 70 or more.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The Company recognizes the cost of non-vested stock units and awards on a straight-line basis over the requisite service period. Additionally, cash-settled non-vested stock units and awards are recorded as a liability on the balance sheet and adjusted to fair value each reporting period through stock compensation expense. During the years ended December 31, 2017, 2016 and 2015, the Company charged $11.1 million, $10.1 million and $12.9 million, respectively, to compensation expense for non-vested stock units and awards. The related income tax benefit recognized in 2017, 2016 and 2015 was $4.2 million, $3.9 million and $4.9 million, respectively. The fair value of shares vested during 2017, 2016 and 2015 was $12.1 million, $13.8 million and $20.4 million respectively.

The weighted average price per Non-vested stock award at grant date was $60.30, $40.01 and $53.77 for awards granted in 2017, 2016 and 2015, respectively. Non-vested stock award activity for the year ended December 31, 2017 was as follows:

(in thousands, except grant date fair value)	Non-vested Stock Award Activity	Weighted Average Grant Date Fair Value
Non-vested awards, unvested at January 1	379	$43.35
Awarded	240	60.30
Forfeited	(25)	50.19
Vested	(218)	46.48
Non-vested awards, unvested at December 31	376	$51.69

As of December 31, 2017, there was $7.4 million of total unrecognized compensation expense related to non-vested stock awards. The Company expects this expense to be recognized over a weighted average period of 1.3 years.

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

SARs and stock option activity for all plans for the years ended December 31, 2017, 2016 and 2015, was as follows:

	2017				2016			2015
(in thousands, except exercise price and terms)	SARs/Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	SARs/Stock Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	SARs/Stock Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding on January 1	978	$14.43			2,234	$15.78		2,705	$16.91
Exercised	(352)	$14.37		$16,071	(1,252)	$16.76	$32,096	(464)	$22.15	$14,615
Forfeited	(32)	$15.76			(4)	$38.42		(7)	$29.99
Outstanding on December 31	594	$14.40	2.3 years	$24,261	978	$14.43	$39,228	2,234	$15.78	$77,580
Exercisable on December 31	594	$14.40	2.3 years	$24,261	978	$14.43	$39,228	2,151	$15.47	$75,372
Vested and expected to vest on December 31	594	$14.40	2.3 years	$24,261	978	$14.43	$39,228	2,234	$15.78	$77,580

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The following table summarizes information about SARs and stock options outstanding as of December 31, 2017:

	Outstanding				Exercisable
Range of Exercise Price	Number (in thousands)	Weighted Average Remaining Years of Contractual Life		Weighted Average Exercise Price	Number (in thousands)	Weighted Average Remaining Years of Contractual Life		Weighted Average Exercise Price
$3.37 to $5.86	130	1.3	years	$5.42	130	1.3	years	$5.42
$5.87 to $17.06	244	2.0	years	$11.99	244	2.0	years	$11.99
$17.07 to $23.79	220	3.3	years	$22.36	220	3.3	years	$22.36

Stock option and SARs expense was immaterial for all periods presented.

Performance Awards

In February 2017, 2016 and 2015, the Company granted performance shares to certain senior executives. Performance share awards are based on three performance measures: a cash flow return on investment (CFROI) measure, an operating margin (OM) measure and a total shareholder return (TSR) modifier. Performance shares are earned based on a three-year performance period commencing at the beginning of the calendar year of each grant. The performance shares earned are then subject to a TSR modifier based on stock returns measured against stock returns of a predefined comparator group over a three-year performance period. Additionally, in February 2017, 2016 and 2015, the Company granted 26,300, 37,430 and 22,990 performance shares, respectively, to certain officers and certain senior managers based on the respective measures and performance periods described above but excluding a TSR modifier.

The fair values of the senior executives' performance share award grants with a TSR modifier at the grant date in 2017, 2016 and 2015 were $64.82, $38.54 and $56.17, respectively, which were estimated using the Monte Carlo valuation model, and incorporated the following assumptions:

	2017	2016	2015
Risk-free interest rate	1.5%	0.8%	1.0%
Dividend yield	1.1%	1.0%	0.9%
Volatility factor	38.3%	40.8%	39.2%
Expected life of award	2.9 years	2.9 years	2.9 years

The fair value of certain officers' and certain senior managers' performance awards granted based solely on the CFROI and OM performance factors was $58.77, $37.76 and $52.39, which was equal to the stock price on the date of grant in 2017, 2016 and 2015, respectively, less the present value of dividend payments over the vesting period.

The Company recorded compensation expense related to performance awards of $6.7 million, $6.0 million and $7.9 million in 2017, 2016 and 2015, respectively. The related income tax benefit recognized in 2017, 2016 and 2015 was $2.6 million, $2.3 million and $3.0 million, respectively. The fair value of awards vested during 2017, 2016 and 2015 was $5.5 million, $9.1 million and $7.5 million, respectively.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Performance award activity for the year ended December 31, 2017 was as follows:

(in thousands, except grant date fair value)	Performance Awards	Weighted Average Grant Date Fair Value
Performance awards, unvested at January 1	91	$43.91
Awarded	114	63.43
Forfeited	(4)	47.10
Vested and earned	(99)	59.34
Performance awards, unvested at December 31	102	$50.69

As of December 31, 2017, the Company had $2.3 million of total unrecognized compensation expense related to performance awards. The Company expects this expense to be recognized over a weighted average period of 1.5 years.

Excess Tax Benefits/Shortfalls

For tax purposes, share-based compensation expense is deductible in the year of exercise or release based on the intrinsic value of the award on the date of exercise or release. For financial reporting purposes, share-based compensation expense is based upon grant-date fair value, which is amortized over the vesting period. Excess or "windfall" tax benefits represent the excess tax deduction received by the Company resulting from the difference between the share-based compensation expense deductible for tax purposes and the share-based compensation expense recognized for financial reporting purposes. Conversely, the Company may recognize a tax "shortfall" in circumstances when share-based expense recognized for reporting purposes exceeds the expense deductible for tax purposes. Windfall tax benefits and shortfalls are recorded directly to Income tax provision on the Company's Consolidated Statement of Operations. Windfall tax benefits for the years ended December 31, 2017, 2016 and 2015 were $8.0 million, $13.4 million and $7.0 million, respectively.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 19 – Comprehensive Income (Loss)

The following table presents reclassification adjustments out of Accumulated other comprehensive loss during the years ended December 31, 2017, 2016 and 2015:

(in millions)	Twelve Months Ended
Details about Accumulated other comprehensive loss components	December 31, 2017	December 31, 2016	December 31, 2015	Affected line item in the statement where net income is presented
Amortization of defined benefit items:
Prior service credits	$0.7	$0.7	$1.3	(A)
Net actuarial losses	(111.8)	(73.1)	(103.8)	(A)
	(111.1)	(72.4)	(102.5)	Total before tax
	42.3	27.5	39.7	Tax (provision) benefit
	$(68.8)	$(44.9)	$(62.8)	Net of tax

Amount of gain (loss) reclassified into earnings on derivative contracts:
Interest rate contracts	$(1.1)	$(0.6)	$(0.1)	Interest expense
Foreign exchange contracts	(0.9)	3.3	12.2	Cost of sales
Commodity contracts	(0.0)	(0.5)	0.7	Cost of sales
	(2.0)	2.2	12.8	Total before tax
	0.7	(0.4)	(4.0)	Tax (provision) benefit
	$(1.3)	$1.8	$8.8	Net of tax

(A) These Accumulated other comprehensive income (loss) components are included in the computation of net pension and other benefit costs. See Note 17 – Postretirement Benefits for additional details.

Note 20 – Treasury and Preferred Stock

The Company has executed share repurchases against authorization approved by the Board of Directors in 2014 and 2016. In 2017, the Company repurchased $130 million of stock under these authorizations and as of December 31, 2017, the remaining authorization was $110 million.

Treasury stock activity for the years ended December 31, 2017, 2016 and 2015, was as follows:

(Shares in thousands)	2017	2016	2015
Balance at January 1	13,221	11,725	9,844
Compensation plans and other	(547)	(1,199)	(458)
Share repurchases	2,327	2,695	2,339
Balance at December 31	15,001	13,221	11,725

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

Rent expense consisted of the following:

(in millions)	2017	2016	2015
Basic expense	$40.2	$36.1	$30.4
Contingent expense	3.2	2.0	2.8
Sublease income	(0.1)	(0.2)	(0.3)
Rent expense, net	$43.3	$37.9	$32.9

Future minimum rental payments at December 31, 2017, under agreements classified as operating leases with non-cancelable terms in excess of one year, were as follows:

(in millions)
2018	$37.6
2019	31.7
2020	23.7
2021	15.7
2022	11.5
Thereafter	32.2
Total (not reduced by minimum sublease income of $0.2)	$152.4

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 22 – Quarterly Data (unaudited)

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Saturday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The first three quarters of fiscal year 2017 ended on April 1, 2017, July 1, 2017, and September 30, 2017, and the first three quarters of fiscal year 2016 ended on April 2, 2016, July 2, 2016, and October 1, 2016.

	Quarter Ended
(in millions, except per share data)	April 1, 2017	July 1, 2017	September 30, 2017	December 31, 2017	Year Ended December 31, 2017
Net sales	$1,082.1	$1,253.9	$1,083.1	$1,090.9	$4,510.0
Gross margin (A) (D)	293.2	357.4	312.4	271.7	1,234.7
Pension settlement charge (B)	—	—	—	96.6	96.6
Restructuring, exit, integration and impairment charges (C)	8.3	4.8	6.8	16.7	36.6
Net earnings (loss) from continuing operations (D)	74.2	118.8	84.7	(90.4)	187.3
Earnings (loss) from discontinued operations, net of tax	(9.3)	0.6	(5.7)	(26.5)	(40.9)
Net earnings (loss)	64.9	119.4	79.0	(116.9)	146.4
Basic earnings (loss) per common share:
Net earnings (loss) from continuing operations	$0.82	$1.32	$0.95	$(1.02)	$2.10
Net earnings (loss) from discontinued operations	(0.10)	0.01	(0.06)	(0.30)	(0.46)
Net earnings (loss)	$0.72	$1.33	$0.89	$(1.32)	$1.64
Diluted earnings (loss) per common share:
Net earnings (loss) from continuing operations	$0.81	$1.31	$0.94	$(1.02)	$2.08
Net earnings (loss) from discontinued operations	(0.10)	0.01	(0.06)	(0.30)	(0.46)
Net earnings (loss)	$0.71	$1.32	$0.88	$(1.32)	$1.62
Dividends declared	$0.165	$0.165	$0.165	$0.19	$0.685
Common stock price (NYSE symbol: BC):
High	$61.74	$63.82	$63.79	$60.25	$63.82
Low	$53.95	$54.16	$48.72	$48.04	$48.04

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

	Quarter Ended
(in millions, except per share data)	April 2, 2016	July 2, 2016	October 1, 2016	December 31, 2016	December 31, 2016
Net sales	$994.1	$1,159.1	$1,014.4	$986.3	$4,153.9
Gross margin (A)	270.9	344.2	298.3	266.9	1,180.3
Pension settlement charge (B)	—	—	—	55.1	55.1
Restructuring, exit, integration and impairment charges (C)	3.8	2.6	2.4	6.4	15.2
Net earnings from continuing operations	63.4	108.4	84.1	16.7	272.6
Earnings (loss) from discontinued operations, net of tax	1.4	(0.3)	1.3	1.0	3.4
Net earnings	64.8	108.1	85.4	17.7	276.0
Basic earnings (loss) per common share:
Net earnings from continuing operations	$0.69	$1.18	$0.93	$0.19	$2.99
Net earnings (loss) from discontinued operations	0.02	(0.00)	0.01	0.01	0.04
Net earnings	$0.71	$1.18	$0.94	$0.20	$3.03
Diluted earnings (loss) per common share:
Net earnings from continuing operations	$0.68	$1.17	$0.92	$0.18	$2.96
Net earnings (loss) from discontinued operations	0.02	(0.00)	0.01	0.01	0.04
Net earnings	$0.70	$1.17	$0.93	$0.19	$3.00
Dividends declared	$0.15	$0.15	$0.15	$0.165	$0.615
Common stock price (NYSE symbol: BC):
High	$50.31	$51.59	$50.96	$56.30	$56.30
Low	$36.05	$41.19	$44.10	$42.02	$36.05

(A) Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Operations.
(B) Pension settlement charges are discussed in Note 17 – Postretirement Benefits in the Notes to Consolidated Financial Statements.
(C) Restructuring, exit, integration and impairment charges are discussed in Note 3 – Restructuring, Exit, Integration and Impairment Activities in the Notes to Consolidated Financial Statements.
(D) In the fourth quarter of 2017, Gross margin and Net earnings from continuing operations include $8.4 million and $13.5 million, respectively, of charges for costs related to field campaigns pertaining to certain Cybex products designed prior to the acquisition. Refer to Note 13 – Commitments and Contingencies for further details.

Note 23 – Subsequent Events

On February 15, 2018, the Company's Board of Directors declared a quarterly dividend on its common stock of $0.19 per share. The dividend will be payable March 15, 2018 to shareholders of record on February 27, 2018.

BRUNSWICK CORPORATION
Schedule II - Valuation and Qualifying Accounts

(in millions)

Allowances for Losses on Receivables	Balance at Beginning of Year	Charges to Profit and Loss	Write-offs	Recoveries	Acquisitions	Other	Balance at End of Year
2017	$12.7	$1.6	$(5.8)	$0.1	$—	$0.5	$9.1

2016	13.4	(0.6)	(2.1)	0.4	1.4	0.2	12.7

2015	16.2	3.4	(4.7)	0.2	—	(1.7)	13.4

Deferred Tax Asset Valuation Allowance	Balance at Beginning of Year	Charges to Profit and Loss(A)	Write-offs	Recoveries	Other(B)	Balance at End of Year
2017	$78.1	$4.7	$—	$—	$(1.4)	$81.4

2016	70.6	2.9	—	—	4.6	78.1

2015	69.0	0.7	—	—	0.9	70.6

(A) For the year ended December 31, 2017, 2016 and 2015, the deferred tax asset valuation allowance increased mainly as a result of additional tax losses in foreign jurisdictions.
(B) For the years ended December 31, 2017, 2016 and 2015, activity primarily relates to Federal tax law changes and foreign currency translation.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUNSWICK CORPORATION
February 20, 2018	By:	/S/ DANIEL J. TANNER
Daniel J. Tanner
Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

February 20, 2018	By:	/S/ MARK D. SCHWABERO
Mark D. Schwabero
Chairman and Chief Executive Officer
(Principal Executive Officer)

February 20, 2018	By:	/S/ WILLIAM L. METZGER
William L. Metzger
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

February 20, 2018	By:	/S/ DANIEL J. TANNER
Daniel J. Tanner
Vice President and Controller
(Principal Accounting Officer)

This report has been signed by the following directors, constituting the remainder of the Board of Directors, by William L. Metzger, as Attorney-in-Fact.

Nolan D. Archibald
Nancy E. Cooper
David C. Everitt
Manuel A. Fernandez
Mark D. Schwabero
David V. Singer
Ralph C. Stayer
Jane L. Warner
J. Steven Whisler
Roger J. Wood

February 20, 2018	By:	/S/ WILLIAM L. METZGER
William L. Metzger
Attorney-in-Fact