Form 10-Q
period 2018-03-31
BRUNSWICK CORP
filed 2018-05-03
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2018
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

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of May 1, 2018 was 87,164,846.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2018

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BRUNSWICK CORPORATION Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended
(in millions, except per share data)	March 31, 2018	April 1, 2017
Net sales	$1,155.4	$1,082.1
Cost of sales	847.6	787.8
Selling, general and administrative expense	155.5	148.1
Research and development expense	35.7	34.5
Restructuring, exit, integration and impairment charges	1.2	8.3
Operating earnings	115.4	103.4
Equity earnings	1.0	2.3
Other income (expense), net	0.1	(1.3)
Earnings before interest and income taxes	116.5	104.4
Interest expense	(6.9)	(6.5)
Interest income	0.7	0.5
Earnings before income taxes	110.3	98.4
Income tax provision	29.8	24.2
Net earnings from continuing operations	80.5	74.2

Loss from discontinued operations, net of tax	(7.6)	(9.3)

Net earnings	$72.9	$64.9

Earnings (loss) per common share:
Basic
Earnings from continuing operations	$0.92	$0.82
Loss from discontinued operations	(0.09)	(0.10)
Net earnings	$0.83	$0.72

Diluted
Earnings from continuing operations	$0.91	$0.81
Loss from discontinued operations	(0.09)	(0.10)
Net earnings	$0.82	$0.71

Weighted average shares used for computation of:
Basic earnings per common share	88.1	90.1
Diluted earnings per common share	88.8	91.1

Comprehensive income	$83.9	$72.1

Cash dividends declared per common share	$0.19	$0.165

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Balance Sheets (unaudited)

(in millions)	March 31, 2018	December 31, 2017	April 1, 2017
Assets
Current assets
Cash and cash equivalents, at cost, which approximates fair value	$284.0	$448.8	$273.3
Restricted cash	9.4	9.4	11.2
Short-term investments in marketable securities	0.8	0.8	0.7
Total cash and short-term investments in marketable securities	294.2	459.0	285.2
Accounts and notes receivable, less allowances of $9.3, $9.1 and $10.5	617.5	480.2	516.7
Inventories
Finished goods	550.8	506.9	523.0
Work-in-process	98.6	96.8	80.5
Raw materials	180.3	161.9	143.9
Net inventories	829.7	765.6	747.4
Prepaid expenses and other	40.4	73.1	36.4
Current assets held for sale	80.9	68.8	85.3
Current assets	1,862.7	1,846.7	1,671.0

Property
Land	19.9	19.9	18.0
Buildings and improvements	347.5	340.6	321.9
Equipment	1,002.5	991.9	927.6
Total land, buildings and improvements and equipment	1,369.9	1,352.4	1,267.5
Accumulated depreciation	(827.3)	(812.5)	(787.6)
Net land, buildings and improvements and equipment	542.6	539.9	479.9
Unamortized product tooling costs	130.5	119.6	103.4
Net property	673.1	659.5	583.3

Other assets
Goodwill	428.3	425.3	416.0
Other intangibles, net	143.3	144.4	158.6
Equity investments	29.5	25.0	26.6
Deferred income tax asset	171.0	165.6	297.6
Other long-term assets	47.0	45.1	46.1
Long-term assets held for sale	49.7	46.6	74.7
Other assets	868.8	852.0	1,019.6

Total assets	$3,404.6	$3,358.2	$3,273.9

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Balance Sheets (unaudited)

(in millions)	March 31, 2018	December 31, 2017	April 1, 2017
Liabilities and shareholders’ equity
Current liabilities
Current maturities of long-term debt	$5.1	$5.6	$4.7
Accounts payable	419.7	409.7	390.3
Accrued expenses	583.6	563.6	498.4
Current liabilities held for sale	68.0	56.2	63.1
Current liabilities	1,076.4	1,035.1	956.5

Long-term liabilities
Debt	428.9	431.8	435.4
Postretirement benefits	218.9	220.8	239.7
Other	196.8	184.9	164.5
Long-term liabilities held for sale	2.8	2.7	4.2
Long-term liabilities	847.4	840.2	843.8

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares; outstanding: 87,277,000, 87,537,000 and 89,365,000 shares	76.9	76.9	76.9
Additional paid-in capital	357.4	374.4	364.1
Retained earnings	1,994.4	1,966.8	1,931.1
Treasury stock, at cost: 15,261,000, 15,001,000 and 13,173,000 shares	(599.1)	(575.4)	(471.1)
Accumulated other comprehensive loss, net of tax	(348.8)	(359.8)	(427.4)
Shareholders’ equity	1,480.8	1,482.9	1,473.6

Total liabilities and shareholders’ equity	$3,404.6	$3,358.2	$3,273.9

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
(in millions)	March 31, 2018	April 1, 2017
Cash flows from operating activities
Net earnings	$72.9	$64.9
Less: loss from discontinued operations, net of tax	(7.6)	(9.3)
Net earnings from continuing operations	80.5	74.2
Depreciation and amortization	27.8	23.6
Stock compensation expense	1.9	4.0
Pension expense, net of (funding)	0.9	(33.6)
Deferred income taxes	20.5	13.3
Changes in certain current assets and current liabilities	(210.2)	(146.6)
Long-term extended warranty contracts and other deferred revenue	2.6	0.7
Income taxes	34.5	2.6
Other, net	(1.6)	(4.5)
Net cash used for operating activities of continuing operations	(43.1)	(66.3)
Net cash used for operating activities of discontinued operations	(24.0)	(20.3)
Net cash used for operating activities	(67.1)	(86.6)

Cash flows from investing activities
Capital expenditures	(34.5)	(56.6)
Sales or maturities of marketable securities	—	35.0
Investments	(4.8)	(3.6)
Proceeds from the sale of property, plant and equipment	0.1	7.6
Other, net	(0.2)	(0.5)
Net cash used for investing activities of continuing operations	(39.4)	(18.1)
Net cash used for investing activities of discontinued operations	(2.6)	(4.2)
Net cash used for investing activities	(42.0)	(22.3)

Cash flows from financing activities
Payments of long-term debt including current maturities	(0.1)	(0.1)
Common stock repurchases	(35.0)	(20.0)
Cash dividends paid	(16.6)	(14.8)
Proceeds from share-based compensation activity	1.0	3.2
Tax withholding associated with shares issued for share-based compensation	(9.3)	(11.4)
Net cash used for financing activities of continuing operations	(60.0)	(43.1)
Net cash used for financing activities of discontinued operations	—	(0.1)
Net cash used for financing activities	(60.0)	(43.2)

Effect of exchange rate changes	4.3	3.0
Net decrease in Cash and cash equivalents and Restricted cash	(164.8)	(149.1)
Cash and cash equivalents and Restricted cash at beginning of period	458.2	433.6

Cash and cash equivalents and Restricted cash at end of period	293.4	284.5
Less: Restricted cash	9.4	11.2
Cash and cash equivalents at end of period	$284.0	$273.3

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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Brunswick’s 2017 Annual Report on Form 10-K for the year ended December 31, 2017 (the 2017 Form 10-K). These results include, in management's opinion, all normal and recurring adjustments necessary to present fairly Brunswick's financial position, results of operations and cash flows. Due to the seasonality of Brunswick’s businesses, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Saturday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The first quarter of fiscal year 2018 ended on March 31, 2018 and the first quarter of fiscal year 2017 ended on April 1, 2017.

On March 1, 2018, the Company announced that its Board of Directors authorized proceeding with a spin-off of its Fitness business. Following the proposed transaction, the Fitness business will be an independent, standalone, publicly-traded company, which will be formally named at a later date. The proposed transaction is anticipated to be tax-free to Brunswick shareholders and is expected to be completed in the first quarter of 2019.

Recently Adopted Accounting Standards

Presentation of Benefit Costs: In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amended the Accounting Standards Codification (ASC) related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. The amendment requires entities to present the current-service-cost component with other current compensation costs in the income statement within income from operations and present the other components outside of income from operations. The amendment is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this amendment retrospectively during the first quarter of 2018. As a result, $1.1 million and $1.4 million were reclassified from Cost of sales and Selling, general and administrative expense, respectively, to Other income (expense), net for the three months ended April 1, 2017 to conform to current period presentation. The Company elected to apply the practical expedient that permits the use of previously disclosed service cost and other costs from the prior year postretirement benefits footnote in the comparative periods as appropriate estimates when retrospectively changing the presentation of these costs.

Statement of Cash Flows Classifications: In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amended the ASC to add and/or clarify guidance on the classification of certain transactions in the statement of cash flows. The amendment is to be applied retrospectively and is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company adopted this amendment during the first quarter of 2018. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Revenue Recognition: In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, (new revenue standard), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. On January 1, 2018, the Company adopted the new revenue standard and all related amendments for all contracts using the modified retrospective method. The Company did not elect to separately evaluate contract modifications occurring before the adoption date. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

the January 1, 2018 balance of retained earnings. Prior period information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The Company recognizes revenue in accordance with the terms of sale, primarily upon shipment to customers. Under the new revenue standard, estimated costs associated with retail sales promotions anticipated to be offered to customers within the Company's Boat segment are recognized at the time of sale, whereas under previous guidance, these promotions were recorded at the later of when the program was communicated to the customer or the time of sale. In addition, certain Fitness segment customer contracts offer incentives in the form of rebates settled with free product. These rebates are deemed to be separate performance obligations under the new revenue standard, and the revenue associated with the product rebates is deferred and recognized upon customer redemption. Under previous guidance, these product rebates were recorded in Cost of sales at the time of product sale. These impacts result in a change in the timing of when certain promotions and rebates are recorded, however, the total amount of cumulative revenue recognized over the life of the contract remains unchanged.
The cumulative effect of the changes made to the Company's Condensed Consolidated Balance Sheets as of January 1, 2018 for the adoption of the new revenue standard was as follows:

(in millions)	Balance as of December 31, 2017	Adjustments Due to ASC 606	Balance as of January 1, 2018
Assets
Accounts and notes receivable	$480.2	$1.2	$481.4
Deferred income tax asset	165.6	9.3	174.9

Liabilities
Accrued expenses	563.6	25.4	589.0
Current liabilities held for sale	56.2	13.7	69.9

Shareholders' equity
Retained earnings	1,966.8	(28.6)	1,938.2
The impact to the Company's Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Balance Sheets as of and for the three months ended March 31, 2018 as a result of applying the new revenue standard was as follows:

(in millions)	As Reported	Effect of Change	Balances without adoption of ASC 606
Net sales	$1,155.4	$(1.8)	$1,153.6
Cost of sales	847.6	0.9	848.5

Earnings before income taxes	110.3	(2.7)	107.6
Income tax provision	29.8	(0.6)	29.2
Net earnings from continuing operations	80.5	(2.1)	78.4

Discontinued operations:
Loss from discontinued operations, net of tax	(7.6)	(2.3)	(9.9)

Net earnings	$72.9	$(4.4)	$68.5

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

	As Reported	Effect of Change	Balances without adoption of ASC 606
Assets
Accounts and notes receivable	$617.5	$(1.2)	$616.3
Deferred income tax asset	171.0	(8.0)	163.0

Liabilities
Accrued expenses	583.6	(22.8)	560.8
Current liabilities held for sale	68.0	(10.8)	57.2

Shareholders' equity
Retained earnings	1,994.4	24.2	2,018.6
Revenue is recognized as performance obligations under the terms of contracts with customers are satisfied; this occurs when control of promised goods (engines, engine parts and accessories, boats, and fitness equipment) is transferred to the customer. The Company recognizes revenue related to the sale of extended warranty contracts that extend the coverage period beyond the standard warranty period over the life of the extended warranty period.
Revenue is measured as the amount of consideration expected to be entitled in exchange for transferring goods or providing services. The Company has excluded sales, value add, and other taxes collected concurrent with revenue-producing activities from the determination of the transaction price for all contracts. The Company has elected to account for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment activity. For all contracts with customers, the Company has not adjusted the promised amount of consideration for the effects of a significant financing component as the period between the transfer of the promised goods and the customer's payment is expected to be one year or less.
Recently Issued Accounting Standards

Tax Effects in Other Comprehensive Income: In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI), which permits companies to reclassify the disproportionate income tax effects of the Tax Cuts and Jobs Act of 2017 on items within AOCI to retained earnings. The ASU also requires certain new disclosures. The amendment is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASC amendment, but does not expect it will have a material impact on its consolidated financial statements.

Hedge Accounting: In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, to simplify the application of hedge accounting and to better align an entity's risk management activities with the financial reporting of hedging relationships. The amendment is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASC amendment, but does not expect it will have a material impact on its consolidated financial statements.

Recognition of Leases: In February 2016, the FASB issued ASU 2016-02, Leases, which amended the ASC to require lessees to recognize assets and liabilities on the balance sheet for all leases with terms greater than twelve months. Lessees will recognize expenses similar to current lease accounting. The amendment is to be applied using a modified retrospective method with certain practical expedients, and is effective for fiscal years and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact that the adoption of the new standard will have on its condensed consolidated financial statements.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Revenue Recognition

The following table presents the Company's revenue for the three months ended March 31, 2018 into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors:

	Marine Engine	Boat	Fitness	Total
Geographic Markets
United States	$474.6	$217.4	$121.6	$813.6
Europe	98.3	34.6	53.4	186.3
Asia-Pacific	51.2	4.8	42.1	98.1
Canada	28.9	44.3	7.1	80.3
Rest-of-World	34.1	2.9	20.2	57.2
Marine eliminations	(80.1)	—	—	(80.1)
Total	$607.0	$304.0	$244.4	$1,155.4

Major Product Lines
Propulsion	$378.9	$—	$—	$378.9
Parts & Accessories	308.2	—	—	308.2
Aluminum Freshwater Boats	—	162.5	—	162.5
Fiberglass Freshwater Boats	—	55.8	—	55.8
Fiberglass Saltwater Boats	—	85.7	—	85.7
Commercial Cardio Fitness Equipment	—	—	132.3	132.3
Commercial Strength Fitness Equipment	—	—	90.9	90.9
Consumer Fitness Equipment	—	—	21.2	21.2
Marine eliminations	(80.1)	—	—	(80.1)
Total	$607.0	$304.0	$244.4	$1,155.4

For product sales, the Company transfers control and recognizes revenue at the time the product ships from a manufacturing or distribution facility ("free on board shipping point"), or at the time the product arrives at the customer's facility ("free on board destination"). When the shipping terms are "free on board shipping point", the customer obtains control and is able to direct the use of, and obtain substantially all of the benefits from, the products at the time the products are shipped. For shipments provided under “free on board destination”, control transfers to the customer upon delivery. Payment terms vary but are generally due within 30 days of transferring control. For the Company's Boat and Marine Engine segments, most product sales are wholesale financed by customers through the Company's joint venture, Brunswick Acceptance Company, LLC (BAC), or other lending institutions, and payment is typically due in the month of shipment. For further information on the BAC joint venture, refer to Note 10 – Financial Services, in the Notes to Consolidated Financial Statements in the 2017 Form 10-K. In addition, periodically the Company may require the customer to provide up front cash deposits in advance of performance.
The Company also sells separately priced extended warranty contracts that extend the coverage period beyond the standard warranty period included with the product sale. When determining an appropriate allocation of the transaction price to the extended warranty performance obligation, the Company uses an observable price to determine the stand-alone selling price. Extended warranties typically range from an additional 1 year to 3 years. The Company receives payment at the inception of the contract and recognizes revenue over the extended warranty coverage period. This time-elapsed method is used to measure progress because the Company, on average, satisfies its performance obligation evenly over the warranty period.
For certain customers within the Fitness segment, the Company provides rebate incentives settled in free product. These rebates provide the customer with a material right which would not have been received without entering into the contract and, therefore, represent a separate performance obligation to which revenue is allocated based on the products' stand-alone selling price. This revenue is deferred and recognized at a point in time upon rebate redemption, with a commensurate charge to Cost of

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

sales for related product costs. The Company also provides product installation services to certain customers for which the Company recognizes revenue at the time of installation, using an observable price to determine the stand-alone selling price.
As of January 1, 2018, $170.8 million of contract liabilities associated with extended warranties, customer deposits, and product rebates were reported in Accrued expenses and Other Long-term liabilities and $30.1 million of this amount was recognized as revenue during the three months ended March 31, 2018, which primarily related to customer deposits. As of March 31, 2018, total contract liabilities were $176.6 million. The total amount of the transaction price allocated to unsatisfied performance obligations as of March 31, 2018 is $153.2 million for contracts greater than one year. The Company expects to recognize approximately $42.7 million of this amount in 2018, $52.4 million in 2019, and $58.1 million thereafter. Contract assets as of January 1, 2018 and March 31, 2018 were not material. In addition, costs to obtain and fulfill contracts during the period were not material.
The amount of consideration received can vary, primarily because of customer incentive or rebate arrangements. In addition, the Company provides customers the right to return eligible products under certain circumstances. The Company estimates variable consideration based on the expected value of total consideration to which customers are likely to be entitled based on historical experience and projected market expectations. Included in the estimate, is an assessment as to whether any variable consideration is constrained. Revenue estimates are adjusted at the earlier of a change in the expected value of consideration or when the consideration becomes fixed.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3 – Discontinued Operations

On December 5, 2017, the Board of Directors authorized the Company to exit its Sea Ray businesses, including the Meridian brand, as a result of, among other things, a change in strategic direction and a review of the expected future cash flows, market conditions and business trends. The Company considered both quantitative and qualitative factors in reaching its decision to report these businesses as discontinued operations, with key factors including: the exit is part of the Company's strategic shift to focus on outboard boat categories; represents a material portfolio shift and reduction in the boat segment revenues; and represents the exit from substantially all of its boat brands participating in the inboard/sterndrive boat category, particularly large and premium offerings. The Company has determined that exiting the Sea Ray businesses represents a material strategic shift, with commensurate impacts on Brunswick’s operations and financial results. The Company commenced its process to sell the Sea Ray businesses in December 2017 and is targeting completion of the sales process in the first half of 2018.

As a result, the Company reclassified the assets and liabilities of these businesses as held for sale on the Condensed Consolidated Balance Sheets for all periods presented. Additionally, these businesses, which were previously reported in the Company's Boat segment, are being reported as discontinued operations in the Condensed Consolidated Statements of Comprehensive Income for all periods presented. General allocations of corporate overhead and Boat segment shared services costs are not included in these results.

The following table discloses the results of operations of the businesses reported as discontinued operations for the three months ended March 31, 2018 and April 1, 2017, respectively:

	Three Months Ended
(in millions)	March 31, 2018	April 1, 2017
Net sales	$72.6	$97.8

Loss from discontinued operations before income taxes	$(10.2)	$(11.5)
Income tax benefit	(2.6)	(2.2)
Loss from discontinued operations, net of tax (A)	$(7.6)	$(9.3)

(A) Loss from discontinued operations, net of tax includes restructuring, exit, integration and impairment charges, net of tax of $6.2 million for the three months ended April 1, 2017.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table reflects the summary of assets and liabilities held for sale as of March 31, 2018, December 31, 2017 and April 1, 2017 for the Sea Ray businesses included in discontinued operations:

(in millions)	March 31, 2018	December 31, 2017	April 1, 2017
Accounts and notes receivable, net	$6.1	$5.0	$12.8
Net inventory	73.4	62.1	70.2
Prepaid expenses and other	1.4	1.7	2.3
Current assets held for sale	80.9	68.8	85.3

Net property (A)	36.8	33.8	63.4
Other intangibles, net	4.7	4.7	4.7
Other long-term assets (B)	(4.6)	(4.6)	0.3
Long-term assets held for sale (C)	36.9	33.9	68.4
Assets held for sale	$117.8	$102.7	$153.7

Accounts payable	$11.2	$10.8	$16.5
Accrued expenses	56.8	45.4	46.6
Current liabilities held for sale	68.0	56.2	63.1

Other liabilities	2.8	2.7	4.2
Long-term liabilities held for sale	2.8	2.7	4.2
Liabilities held for sale	$70.8	$58.9	$67.3

(A) Net property held for sale at March 31, 2018 and December 31, 2017 reflects an impairment of $31.0 million recorded in Q4 2017.
(B) Includes a $5.0 million valuation allowance on the disposal group at March 31, 2018 and December 31, 2017.
(C) As of March 31, 2018, December 31, 2017 and April 1, 2017, the Company had $12.8 million, $12.7 million and $6.3 million, respectively, of net long-term assets classified as held for sale that were not related to businesses reported as discontinued operations.

Additionally, as of March 31, 2018 the Company recorded a $23.0 million indemnification receivable and an offsetting accrued settlement loss relating to the unfavorable settlement of an ongoing legal matter associated with Hatteras Yachts, which the Company sold in 2013. The offsetting balance sheet amounts are recorded within Accounts and notes receivable and Accrued expenses on the Condensed Consolidated Balance Sheets. There was no impact to the Company's Condensed Consolidated Statements of Comprehensive Income.

Note 4 – Restructuring, Exit, Integration and Impairment Activities

In the first quarter of 2018, the Company implemented further headcount reductions in the Fitness segment aimed at improving general operating efficiencies.

In the first quarter of 2018 and 2017, the Company executed certain integration activities within the Fitness segment related to its acquisition of Cybex International, Inc.

In the first quarter of 2017, the Company announced the closure of its boat manufacturing facility in Joinville, Santa Catarina, Brazil, as a result of continued market weakness due partially to unfavorable foreign currency impacts in the region. As a result, the Company recorded restructuring, exit, integration and impairment charges, including the write-down of inventory. The facility manufactured certain Bayliner and Sea Ray boat models for the Latin American market. The long-lived assets at this facility were previously fully impaired.

In the first quarter of 2017, the Company recorded restructuring, exit, integration and impairment charges within Corporate related to the transition of certain corporate officers.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company recorded restructuring, exit, integration and impairment charges in the Condensed Consolidated Statements of Comprehensive Income as a result of the activities described above. The following table is a summary of the expense associated with the restructuring, exit, integration and impairment activities for the three months ended March 31, 2018 and April 1, 2017, as discussed above:

	March 31, 2018		April 1, 2017
(in millions)	Fitness	Total	Corporate	Fitness	Boat	Total
Restructuring and exit activities:
Employee termination and other benefits	$0.8	$0.8	$2.4	$—	$1.1	$3.5
Current asset write-downs (gains on disposal)	(0.4)	(0.4)	—	—	2.2	2.2
Professional fees	—	—	—	—	0.2	0.2
Integration activities:
Employee termination and other benefits	0.0	0.0	—	1.1	—	1.1
Professional fees	0.7	0.7	—	1.2	—	1.2
Other	0.1	0.1	—	0.1	—	0.1
Total restructuring, exit, integration and impairment charges	$1.2	$1.2	$2.4	$2.4	$3.5	$8.3

Total cash payments for restructuring, exit, integration and impairment charges (A)	$2.0	$2.3	$0.6	$3.5	$0.6	$4.7
Accrued charges at end of the period (B)	$4.4	$4.6	$1.1	$2.8	$1.2	$5.1

(A) Total cash payments for the three months ended March 31, 2018 also include $0.3 million of payments for Corporate restructuring, exit, integration and impairment charges. Cash payments may include payments related to prior period charges.
(B) Restructuring, exit, integration and impairment charges accrued as of March 31, 2018 also include $0.2 million of Corporate charges. All of the accrued charges are expected to be paid during 2018.

Note 5 – Financial Instruments

The Company operates globally with manufacturing and sales facilities around the world. Due to the Company’s global operations, the Company engages in activities involving both financial and market risks. The Company utilizes normal operating and financing activities, along with derivative financial instruments, to minimize these risks. See Note 14 in the Notes to Consolidated Financial Statements in the 2017 Form 10-K for further details regarding the Company's financial instruments and hedging policies.

Foreign Currency Derivatives. Forward exchange contracts outstanding at March 31, 2018, December 31, 2017 and April 1, 2017 had notional contract values of $436.0 million, $312.6 million and $263.1 million, respectively. Option contracts outstanding at March 31, 2018, December 31, 2017 and April 1, 2017 had notional contract values of $18.0 million, $18.0 million and $0.5 million, respectively. The forward and option contracts outstanding at March 31, 2018 mature through 2019 and mainly relate to the Euro, Japanese yen, Canadian dollar and Australian dollar. As of March 31, 2018, the Company estimates that during the next 12 months, it will reclassify approximately $5.1 million of net losses (based on current rates) from Accumulated other comprehensive loss to Cost of sales.

Interest Rate Derivatives. The Company enters into fixed-to-floating interest rate swaps to convert a portion of the Company's long-term debt from fixed to floating rate debt. As of March 31, 2018, December 31, 2017 and April 1, 2017, the outstanding swaps had notional contract values of $200.0 million, of which $150.0 million corresponds to the Company's 4.625 percent Senior notes due 2021 and $50.0 million corresponds to the Company's 7.375 percent Debentures due 2023. These instruments have been designated as fair value hedges, with the fair value recorded in long-term debt.

As of March 31, 2018, December 31, 2017 and April 1, 2017, the Company had $3.2 million, $3.4 million and $4.2 million, respectively, of net deferred losses associated with all settled forward-starting interest rate swaps, which were designated as cash flow hedges with gains and losses included in Accumulated other comprehensive loss. As of March 31, 2018, the Company estimates that during the next 12 months, it will reclassify approximately $0.8 million of net losses resulting from settled forward-starting interest rate swaps from Accumulated other comprehensive loss to Interest expense.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of March 31, 2018, December 31, 2017 and April 1, 2017, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets				Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value			Balance Sheet Location	Fair Value
		Mar 31, 2018	Dec 31, 2017	Apr 1, 2017		Mar 31, 2018	Dec 31, 2017	Apr 1, 2017
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid expenses and other	$2.8	$2.5	$3.3	Accrued expenses	$5.8	$5.5	$1.8

Derivatives Designated as Fair Value Hedges
Interest rate contracts	Prepaid expenses and other	$2.9	$2.1	$2.9	Accrued expenses	$2.6	$1.8	$2.3
Interest rate contracts	Other long-term assets	—	0.7	1.4	Other long-term liabilities	2.8	0.3	0.0
Total		$2.9	$2.8	$4.3		$5.4	$2.1	$2.3

Other Hedging Activity
Foreign exchange contracts	Prepaid expenses and other	$0.4	$0.7	$0.2	Accrued expenses	$0.5	$0.1	$0.7

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and April 1, 2017 was:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)
	Mar 31, 2018	Apr 1, 2017		Mar 31, 2018	Apr 1, 2017
Interest rate contracts	$—	$—	Interest expense	$(0.3)	$(0.3)
Foreign exchange contracts	(3.6)	(2.5)	Cost of sales	(2.6)	1.0
Total	$(3.6)	$(2.5)		$(2.9)	$0.7

Derivatives Designated as Fair Value Hedging Instruments	Location of Gain on Derivatives Recognized in Earnings	Amount of Gain on Derivatives Recognized in Earnings
		Mar 31, 2018	Apr 1, 2017
Interest rate contracts	Interest expense	$0.2	$0.6

Other Hedging Activity	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
		Mar 31, 2018	Apr 1, 2017
Foreign exchange contracts	Cost of sales	$(3.7)	$(2.8)
Foreign exchange contracts	Other income (expense), net	(1.1)	(0.7)
Total		$(4.8)	$(3.5)

Fair Value of Other Financial Instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents and accounts and notes receivable approximate their fair values because of the short maturity of these instruments. At March 31, 2018, December 31, 2017 and April 1, 2017, the fair value of the Company’s long-term debt was

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

approximately $497.6 million, $492.1 million and $494.2 million, respectively, and was determined using Level 1 and Level 2 inputs described in Note 7 to the Notes to Consolidated Financial Statements in the 2017 Form 10-K. The carrying value of long-term debt, including current maturities, was $438.8 million, $439.1 million and $441.3 million as of March 31, 2018, December 31, 2017 and April 1, 2017, respectively.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 6 – Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2018:

(in millions)	Level 1	Level 2	Total
Assets:
Short-term investments in marketable securities	$0.8	$—	$0.8
Restricted cash	9.4	—	9.4
Derivatives	—	6.1	6.1
Total assets	$10.2	$6.1	$16.3

Liabilities:
Derivatives	$—	$11.7	$11.7
Deferred compensation	3.6	27.8	31.4
Total liabilities at fair value	$3.6	$39.5	$43.1
Liabilities measured at net asset value			8.8
Total liabilities			$51.9

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017:

(in millions)	Level 1	Level 2	Total
Assets:
Cash equivalents	$34.4	$—	$34.4
Short-term investments in marketable securities	0.8	—	0.8
Restricted cash	9.4	—	9.4
Derivatives	—	6.0	6.0
Total assets	$44.6	$6.0	$50.6

Liabilities:
Derivatives	$—	$7.7	$7.7
Deferred compensation	4.0	28.6	32.6
Total liabilities at fair value	$4.0	$36.3	$40.3
Liabilities measured at net asset value			10.5
Total liabilities			$50.8

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of April 1, 2017:

(in millions)	Level 1	Level 2	Total
Assets:
Cash equivalents	$3.7	$—	$3.7
Short-term investments in marketable securities	0.7	—	0.7
Restricted cash	11.2	—	11.2
Derivatives	—	7.8	7.8
Total assets	$15.6	$7.8	$23.4

Liabilities:
Derivatives	$—	$4.8	$4.8
Deferred compensation	4.3	27.2	31.5
Total liabilities at fair value	$4.3	$32.0	$36.3
Liabilities measured at net asset value			10.4
Total liabilities			$46.7

In addition to the items shown in the tables above, refer to Note 17 in the Notes to Consolidated Financial Statements in the 2017 Form 10-K for further discussion regarding the fair value measurements associated with the Company’s postretirement benefit plans.

Note 7 – Share-Based Compensation

Under the Brunswick Corporation 2014 Stock Incentive Plan, the Company may grant stock options, stock appreciation rights (SARs), non-vested stock awards and performance awards to executives, other employees and non-employee directors from treasury shares and from authorized, but unissued, shares of common stock initially available for grant, in addition to: (i) the forfeiture of past awards; (ii) shares not issued upon the net settlement of SARs; or (iii) shares delivered to or withheld by the Company to pay the withholding taxes related to awards. As of March 31, 2018, 5.1 million shares remained available for grant.

Share information includes all outstanding awards for both continuing and discontinued operations.

Non-Vested Stock Awards

The Company grants both stock-settled and cash-settled non-vested stock units and awards to key employees as determined by management and the Human Resources and Compensation Committee of the Board of Directors. The Company granted 0.3 million and 0.2 million of stock awards during the three months ended March 31, 2018 and April 1, 2017, respectively. The Company recognizes the cost of non-vested stock units and awards on a straight-line basis over the requisite vesting period. Additionally, cash-settled non-vested stock units and awards are recorded as a liability on the balance sheet and adjusted to fair value each reporting period through stock compensation expense. During the three months ended March 31, 2018 and April 1, 2017, the Company charged $2.4 million and $2.6 million, respectively, to compensation expense for non-vested stock awards.

As of March 31, 2018, there was $22.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. The Company expects this cost to be recognized over a weighted average period of 1.7 years.

Performance Awards

In February of 2018 and 2017, the Company granted 0.1 million performance shares to certain senior executives. Performance share awards are based on three performance measures: a cash flow return on investment (CFROI) measure, an operating margin (OM) measure and a total shareholder return (TSR) modifier. Performance shares are earned based on a three-year performance period commencing at the beginning of the calendar year of each grant. The performance shares earned are then subject to a TSR modifier based on stock returns measured against stock returns of a predefined comparator group over a three-year performance period. Additionally, in February 2018 and 2017, the Company granted 24,490 and 26,300 performance shares, respectively, to

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

certain officers and certain senior managers based on the respective measures and performance periods described above but excluding the TSR modifier. During the three months ended March 31, 2018 and April 1, 2017, the Company recognized a benefit of $0.5 million and a charge of $1.4 million, respectively, based on projections of probable attainment of the performance measures and the projected TSR modifier used to determine the performance awards.

The fair values of the senior executives' performance share award grants with a TSR modifier for grants in 2018 and 2017 were $61.59 and $64.82, respectively, which were estimated using the Monte Carlo valuation model, and incorporated the following assumptions:

	2018	2017
Risk-free interest rate	2.4%	1.5%
Dividend yield	1.3%	1.1%
Volatility factor	38.9%	38.3%
Expected life of award	2.9 years	2.9 years

The fair value of the certain officers' and certain senior managers' performance awards granted based solely on the CFROI and OM performance factors was $57.19 and $58.77 in 2018 and 2017, respectively, which was equal to the stock price on the date of grant in 2018 and 2017, respectively, less the present value of expected dividend payments over the vesting period.

As of March 31, 2018 , the Company had $8.6 million of total unrecognized compensation cost related to performance awards. The Company expects this cost to be recognized over a weighted average period of 1.8 years.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 8 – Earnings per Common Share

Basic earnings per common share is calculated by dividing Net earnings by the weighted average outstanding shares which includes certain vested, unissued equity awards during the period. Diluted earnings per common share is calculated similarly, except that the calculation includes the dilutive effect of stock-settled SARs, non-vested stock awards and performance awards.

Basic and diluted earnings per common share for the three months ended March 31, 2018 and April 1, 2017 were calculated as follows:

	Three Months Ended
(in millions, except per share data)	March 31, 2018	April 1, 2017
Net earnings from continuing operations	$80.5	$74.2
Loss from discontinued operations, net of tax	(7.6)	(9.3)
Net earnings	$72.9	$64.9

Weighted average outstanding shares-basic	88.1	90.1
Dilutive effect of common stock equivalents	0.7	1.0
Weighted average outstanding shares-diluted	88.8	91.1

Basic earnings (loss) per common share:
Continuing operations	$0.92	$0.82
Discontinued operations	(0.09)	(0.10)
Net earnings	$0.83	$0.72

Diluted earnings (loss) per common share:
Continuing operations	$0.91	$0.81
Discontinued operations	(0.09)	(0.10)
Net earnings	$0.82	$0.71

Share awards that were not included in the computation of diluted earnings per share because their inclusion was anti-dilutive were immaterial for all periods presented.

Note 9 – Commitments and Contingencies

There were no material changes during the three months ended March 31, 2018 to the financial commitments or the legal and environmental contingencies that were discussed in Note 13 in the Notes to Consolidated Financial Statements in the 2017 Form 10-K.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Product Warranties and Extended Warranties

The following activity related to product warranty liabilities was recorded in Accrued expenses during the three months ended March 31, 2018 and April 1, 2017:

(in millions)	March 31, 2018	April 1, 2017
Balance at beginning of period	$111.3	$100.2
Payments made	(14.0)	(12.6)
Provisions/additions for contracts issued/sold	17.2	15.1
Aggregate changes for preexisting warranties	(4.0)	(3.6)
Foreign currency translation	0.4	0.7
Other	0.2	(1.3)
Balance at end of period	$111.1	$98.5

The following activity related to deferred revenue for extended product warranty contracts was recorded in Accrued expenses and Other long-term liabilities during the three months ended March 31, 2018 and April 1, 2017:

(in millions)	March 31, 2018	April 1, 2017
Balance at beginning of period	$112.1	$90.6
Extended warranty contracts sold	12.9	9.9
Revenue recognized on existing extended warranty contracts	(10.1)	(7.4)
Foreign currency translation	0.5	0.2
Balance at end of period	$115.4	$93.3

Note 10 – Goodwill and Other Intangibles

Changes in the Company's goodwill during the three months ended March 31, 2018, by segment, are summarized below:

(in millions)	December 31, 2017	Acquisitions	Impairments	Adjustments	March 31, 2018
Marine Engine	$31.7	$—	$—	$1.2	$32.9
Boat	2.2	—	—	—	2.2
Fitness	391.4	—	—	1.8	393.2
Total	$425.3	$—	$—	$3.0	$428.3

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

Adjustments for the three months ended March 31, 2018 and April 1, 2017 primarily relate to the effect of foreign currency translation on goodwill denominated in currencies other than the U.S. dollar.

As of March 31, 2018, December 31, 2017 and April 1, 2017, the Company had no accumulated impairment loss.

The Company's intangible assets, included within Other intangibles, net on the Condensed Consolidated Balance Sheets as of March 31, 2018, December 31, 2017 and April 1, 2017, are summarized by intangible asset type below:

	March 31, 2018		December 31, 2017		April 1, 2017
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Customer relationships	$127.6	$(61.2)	$126.7	$(59.4)	$121.8	$(53.9)
Trade names	71.4	—	71.2	—	83.5	—
Other	22.6	(17.1)	22.5	(16.6)	22.4	(15.2)
Total	$221.6	$(78.3)	$220.4	$(76.0)	$227.7	$(69.1)

The Company's intangible assets, included within Other intangibles, net on the Condensed Consolidated Balance Sheets as of March 31, 2018, December 31, 2017 and April 1, 2017, are summarized by segment below:

	March 31, 2018		December 31, 2017		April 1, 2017
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Marine Engine	$79.1	$(39.2)	$78.3	$(38.5)	$73.0	$(37.1)
Boat	40.0	(24.3)	39.9	(24.1)	39.9	(23.3)
Fitness	102.5	(14.8)	102.2	(13.4)	114.8	(8.7)
Total	$221.6	$(78.3)	$220.4	$(76.0)	$227.7	$(69.1)

Other intangible assets primarily consist of patents. Gross amounts and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation. Aggregate amortization expense for intangibles was $2.2 million and $2.0 million for the three months ended March 31, 2018 and April 1, 2017, respectively.

Note 11 – Segment Data

Reportable Segments

The following table sets forth net sales and operating earnings (loss) of each of the Company's reportable segments for the three months ended March 31, 2018 and April 1, 2017:

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Net Sales		Operating Earnings (Loss)
(in millions)	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Marine Engine	$687.1	$631.8	$95.7	$87.7
Boat	304.0	284.9	24.7	16.2
Marine eliminations	(80.1)	(70.2)	—	—
Total Marine	911.0	846.5	120.4	103.9
Fitness	244.4	235.6	11.0	18.3
Corporate/Other	—	—	(16.0)	(18.8)
Total	$1,155.4	$1,082.1	$115.4	$103.4

The following table sets forth total assets of each of the Company's reportable segments:

	Total Assets
(in millions)	March 31, 2018	December 31, 2017	April 1, 2017
Marine Engine	$1,384.6	$1,205.0	$1,251.3
Boat(A)	449.7	411.6	444.8
Total Marine	1,834.3	1,616.6	1,696.1
Fitness	1,004.9	1,012.8	939.7
Corporate/Other(B)	565.4	728.8	638.1
Total	$3,404.6	$3,358.2	$3,273.9

(A) As of March 31, 2018, December 31, 2017 and April 1, 2017, the Company had $117.8 million, $102.7 million and $153.7 million, respectively, of net assets classified as held for sale in the Condensed Consolidated Balance Sheets relating to discontinued operations. See Note 3 – Discontinued Operations for further details.
(B) As of March 31, 2018, the Company had a $23.0 million indemnification receivable relating to the settlement of an ongoing legal matter associated with a previously disposed operation. See Note 3 – Discontinued Operations for further details.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 12 – Comprehensive Income

Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets includes foreign currency cumulative translation adjustments; prior service costs and credits and net actuarial gains and losses for defined benefit plans; and unrealized derivative gains and losses, all net of tax. Changes in the components of Accumulated other comprehensive loss, all net of tax, for the three months ended March 31, 2018 and April 1, 2017 were as follows:

(in millions)	March 31, 2018	April 1, 2017
Net earnings	$72.9	$64.9
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	9.9	7.4
Net change in unamortized prior service credits	(0.1)	(0.1)
Net change in unamortized actuarial losses	1.9	2.1
Net change in unrealized derivative losses	(0.7)	(2.2)
Total other comprehensive income	11.0	7.2
Comprehensive income	$83.9	$72.1

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the three months ended March 31, 2018:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Net derivative losses	Total
Beginning balance	$(31.6)	$(5.6)	$(310.8)	$(11.8)	$(359.8)
Other comprehensive income (loss) before reclassifications (A)	9.9	—	(0.1)	(2.8)	7.0
Amounts reclassified from Accumulated other comprehensive loss (B)	—	(0.1)	2.0	2.1	4.0
Net other comprehensive income (loss)	9.9	(0.1)	1.9	(0.7)	11.0
Ending balance	$(21.7)	$(5.7)	$(308.9)	$(12.5)	$(348.8)

(A) The tax effects for the three months ended March 31, 2018 were $0.2 million for foreign currency translation, $0.1 million for net actuarial losses arising during the period and $0.8 million for derivatives.
(B) See the table below for the tax effects for the three months ended March 31, 2018.

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the three months ended April 1, 2017:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Net derivative losses	Total
Beginning balance	$(51.9)	$(5.1)	$(372.0)	$(5.6)	$(434.6)
Other comprehensive income (loss) before reclassifications (A)	7.4	—	(0.1)	(1.7)	5.6
Amounts reclassified from Accumulated other comprehensive loss (B)	—	(0.1)	2.2	(0.5)	1.6
Net other comprehensive income (loss)	7.4	(0.1)	2.1	(2.2)	7.2
Ending balance	$(44.5)	$(5.2)	$(369.9)	$(7.8)	$(427.4)

(A) The tax effects for the three months ended April 1, 2017 were $(1.6) million for foreign currency translation, $0.1 million for net actuarial losses arising during the period and $0.8 million for derivatives.
(B) See the table below for the tax effects for the three months ended April 1, 2017.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents reclassification adjustments out of Accumulated other comprehensive loss during the three months ended March 31, 2018 and April 1, 2017:

Details about Accumulated other comprehensive income (loss) components (in millions)	March 31, 2018	April 1, 2017	Affected line item in the statement where net income is presented
Amortization of defined benefit items:
Prior service credits	$0.2	$0.2	Other income (expense), net
Net actuarial losses	(2.5)	(3.6)	Other income (expense), net
	(2.3)	(3.4)	Other income (expense), net
	0.4	1.3	Income tax provision
	$(1.9)	$(2.1)	Net earnings from continuing operations

Amount of gain (loss) reclassified into earnings on derivative contracts:
Interest rate contracts	$(0.3)	$(0.3)	Interest expense
Foreign exchange contracts	(2.6)	1.0	Cost of sales
	(2.9)	0.7	Earnings before income taxes
	0.8	(0.2)	Income tax provision
	$(2.1)	$0.5	Net earnings from continuing operations

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 13 – Income Taxes

The Company recognized an income tax provision from continuing operations for the three months ended March 31, 2018 and April 1, 2017 of $29.8 million and $24.2 million, respectively, which included a net charge of $5.4 million and a net benefit of $5.6 million, respectively. The net charge of $5.4 million is primarily associated with updates related to 2017 tax reform. The net benefit of $5.6 million primarily relates to net excess tax benefits related to share-based compensation. The effective tax rate from continuing operations, which is calculated as the income tax provision as a percentage of pre-tax income, for the three months ended March 31, 2018 and April 1, 2017 was 27.0 percent and 24.6 percent, respectively.

On December 22, 2017, tax legislation commonly known as the Tax Cuts and Jobs Act (TCJA) was signed into law. The TCJA made significant changes to the U.S. tax code effective for 2018, with certain provisions having impacted the Company’s 2017 financial results. The changes that impacted 2017 included, but were not limited to, the write-down of deferred tax assets resulting from the lowering of the corporate income tax rate from 35 percent to 21 percent, imposing a one-time repatriation tax on certain unremitted earnings of foreign subsidiaries, and bonus depreciation that allowed for immediate full expensing of qualified property. The TCJA also established new corporate tax laws that are effective in 2018 but did not impact the Company’s 2017 financial results. These 2018 changes include, but are not limited to, lowering the U.S. federal corporate income tax rate, a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, a new tax on global intangible low-taxed income (GILTI) net of allowable foreign tax credits, a new deduction for foreign derived intangible income (FDII), the repeal of the domestic production activity deduction, new limitations on the deductibility of certain executive compensation and interest expense, and limitations on the use of foreign tax credits to reduce the U.S. federal income tax liability.

Due to the complexities involved in accounting for the enactment of the TCJA, the SEC staff issued Staff Accounting Bulletin (SAB) 118 which provided guidance on accounting for the income tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date to complete the accounting for the impact of the TCJA. SAB 118 allowed the Company to provide provisional estimates of the impact of the TCJA in our financial statements for the fourth quarter and year ended December 31, 2017. Accordingly, based on information and IRS guidance available as of the year ended December 31, 2017, we recorded a discrete net tax expense of $71.8 million in the fourth quarter and year ended December 31, 2017. This expense consisted primarily of a net expense of $56.5 million for the write down of our net deferred tax assets due to the U.S. corporate income tax rate reduction and a net expense of $15.3 million for the one-time deemed repatriation tax. On the basis of updated guidance from the IRS and updates to our calculations, for the period ended March 31, 2018, we recorded an additional discrete tax expense of $7.0 million primarily related to the one-time deemed repatriation tax. The Company has not completed its accounting for the income tax effects of the TCJA and the provisional amounts will continue to be refined as needed during the measurement period allowed by SAB 118. While the Company has made reasonable estimates of the impact of the U.S. corporate income tax rate reduction and the one-time deemed repatriation tax on unremitted earnings of foreign subsidiaries, these estimates could change as the Company completes its 2017 consolidated federal income tax return which could adjust deferred tax balances, refines its calculations of earnings and profits which could impact the repatriation tax calculation, and analyzes new IRS guidance related to the TCJA.

The TCJA created a new requirement that certain income (commonly referred to as "GILTI") earned by controlled foreign corporations (CFC’s) must be included currently in the gross income of the CFC’s U.S. shareholder. Because of the complexity of the new GILTI tax rules we are continuing to evaluate this provision of the TCJA. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Whether we expect to have future U.S. inclusions in taxable income related to GILTI depends not only on our current structure and estimated future results of global operations but also our intent and ability to modify our structure and/or our business. For the period ended March 31, 2018, the Company has included an estimate of the GILTI tax as a current period tax expense in the Company’s annualized effective tax rate. However, we have not yet made a policy choice regarding whether to record deferred taxes on GILTI.

The Company will continue to analyze the effects of the TCJA on its financial statements and operations. Additional impacts from the enactment of the TCJA will be recorded as they are identified during the measurement period as allowed by SAB 118.

No deferred income taxes have been provided as of March 31, 2018, December 31, 2017 or April 1, 2017 on the applicable undistributed earnings of the non-U.S. subsidiaries where the indefinite reinvestment assertion has been applied. If at some future date these earnings cease to be indefinitely reinvested and are repatriated, the Company may be subject to additional U.S. income

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

taxes and foreign withholding taxes on such amounts. The Company continues to provide deferred taxes, as required, on the undistributed net earnings of foreign subsidiaries and unconsolidated affiliates that are not deemed to be indefinitely reinvested in operations outside the United States.

As of March 31, 2018, December 31, 2017 and April 1, 2017, the Company had $2.8 million, $2.3 million and $4.2 million of gross unrecognized tax benefits, including interest, respectively. The Company believes it is reasonably possible that the total amount of gross unrecognized tax benefits as of March 31, 2018 could decrease by approximately $0.9 million in the next 12 months due to settlements with taxing authorities or lapses in the applicable statute of limitations. Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be significant changes in the amount of unrecognized tax benefits in 2018, but the amount cannot be estimated.

The Company is regularly audited by federal, state and foreign tax authorities. The Internal Revenue Service (IRS) has completed its field examination and has issued its Revenue Agents Report through the 2012 tax year and all open issues have been resolved. The Company is currently open to tax examinations by the IRS for the 2014 through 2016 tax years and the IRS field examination of the 2014 tax year is complete. Primarily as a result of filing amended returns, which were generated by the closing of federal income tax audits, the Company is still open to state and local tax audits in major tax jurisdictions dating back to the 2012 taxable year. The Company is no longer subject to income tax examinations by any major foreign tax jurisdiction for years prior to 2013.

Note 14 – Postretirement Benefits

The Company has defined contribution plans, qualified and nonqualified defined benefit pension plans and other postretirement benefit plans covering substantially all of its employees. The Company's contributions to its defined contribution plans include matching and annual discretionary contributions which are based on various percentages of compensation, and in some instances are based on the amount of the employees' contributions to the plans. See Note 17 in the Notes to Consolidated Financial Statements in the 2017 Form 10-K for further details regarding these plans.

Pension and other postretirement benefit costs included the following components for the three months ended March 31, 2018 and April 1, 2017:

	Pension Benefits		Other Postretirement Benefits
(in millions)	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Interest cost	$5.7	$7.1	$0.3	$0.3
Expected return on plan assets	(6.3)	(8.4)	—	—
Amortization of prior service credits	—	—	(0.2)	(0.2)
Amortization of net actuarial losses	2.5	3.6	—	—
Net pension and other benefit costs	$1.9	$2.3	$0.1	$0.1

Employer Contributions and Benefit Payments. The Company did not make contributions to its qualified pension plans during the three months ended March 31, 2018. During the three months ended April 1, 2017, the Company contributed $35.0 million to its qualified pension plans. Company contributions are subject to change based on funding regulations and Company discretion. During the three months ended March 31, 2018 and April 1, 2017, the Company contributed $1.0 million and $1.2 million, respectively, to fund benefit payments to its nonqualified pension plan.

Note 15 – Debt

There was no significant activity in Long-term debt during the three months ended March 31, 2018 and April 1, 2017. See Note 16 in the Notes to Consolidated Financial Statements in the 2017 Form 10-K for details regarding the Company's debt.

In June 2016, the Company entered into an Amended and Restated Credit Agreement (Credit Facility). The Credit Facility provides for $300 million of borrowing capacity and is in effect through June 2021. No borrowings were outstanding as of or during the three months ended March 31, 2018, and available borrowing capacity totaled $295.7 million, net of $4.3 million of letters of credit outstanding under the Credit Facility. As of March 31, 2018, the Company was in compliance with the financial covenants in the Credit Facility. See Note 16 in the Notes to Consolidated Financial Statements in the 2017 Form 10-K for details regarding the Company's Credit Facility.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 16 – Subsequent Events

On May 2, 2018, the Company's Board of Directors declared a quarterly dividend on its common stock of $0.19 per share. The dividend will be payable June 15, 2018 to shareholders of record as of May 22, 2018.

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

Certain statements in Management’s Discussion and Analysis are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations that are subject to risks and uncertainties. Actual results may differ materially from expectations as of the date of this filing because of factors discussed in Part I, Item 1A – Risk Factors in Brunswick’s 2017 Annual Report on Form 10-K for the year ended December 31, 2017 (the 2017 Form 10-K).

Brunswick does not provide forward-looking guidance for certain financial measures on a GAAP basis because it is unable to predict certain items contained in the GAAP measures without unreasonable efforts. These items may include pension settlement charges, restructuring, exit, integration and impairment costs, special tax items and certain other unusual adjustments.

Overview and Outlook

General

Net sales increased 7 percent during the first quarter of 2018 when compared with the first quarter of 2017 and the marine businesses' net sales increased 8 percent over the comparative period. Marine Engine segment net sales increased due to strong growth in propulsion, led by increases in outboard engines, and solid growth in the parts and accessories businesses. Boat segment net sales increased due to strong growth in the fiberglass freshwater boat businesses (comprised of the Bayliner brand and the European brands Quicksilver and Uttern) and solid growth in the aluminum freshwater boat business. Revenue for the fiberglass saltwater boat business was comparable to a very strong first quarter of 2017. Fitness segment revenues reflected growth in international markets and a decline in domestic sales as increased sales to health clubs were partially offset by lower Cybex sales in advance of new products and sales to vertical markets. International net sales for the Company increased 12 percent in the first quarter of 2018 on a GAAP basis when compared with the first quarter of 2017, and increased 6 percent on a constant currency basis. International sales increases were driven by Europe, Asia-Pacific and Canada, partially offset by declines in Rest-of-World regions.

Operating earnings in the first quarter of 2018 were $115.4 million with an operating margin of 10 percent, which included $1.7 million of charges related to the planned Fitness business separation and $1.2 million of restructuring, exit, integration and impairment charges. In the first quarter of 2017, the Company reported operating earnings of $103.4 million with an operating margin of 10 percent, which included restructuring, exit, integration and impairment charges of $8.3 million. The increase in operating earnings reflected higher net sales, lower restructuring, exit, integration and impairment charges and the favorable impact of changes in foreign exchange rates, partially offset by margin challenges in the Fitness segment, including higher freight costs, challenging pricing dynamics in certain international markets, unfavorable changes in product and customer mix and cost inflation. Additionally, operating earnings were negatively impacted by increases in planned spending in the Marine Engine segment stemming from new product introductions, capacity expansion and product development, as well as charges related to the planned Fitness business separation.

The Company expects that 2018 will be another year of outstanding revenue and earnings growth, with excellent cash flow generation. The Company is targeting approximately 6 percent to 7 percent net sales growth when compared with 2017, absent significant changes in global macro-economic conditions. The Company's plan reflects the collective marine businesses top-line performance to benefit from the continuation of solid global market growth, along with the success of new products. The Fitness segment sales are expected to benefit from recently introduced new products, particularly in the second half of the year.

The Company anticipates improvement in both gross margin and operating margin in the marine businesses due to benefits from new products, volume leverage, cost reductions related to efficiency programs and changes in foreign exchange rates, while continuing to invest in growth-related initiatives. The Fitness business margins are projected to decline, but year-over-year comparisons are expected to stabilize toward the end of the year as the margin pressures referenced earlier moderate, including assistance from the positive effects of recent new product launches and cost-management actions. The Company's plan assumes that inflation factors are mostly offset by price; however, the impact of trade policy changes may create some additional pressure moving forward, which the Company will address accordingly. Operating expenses are estimated to increase in 2018 as the Company continues to fund incremental investments to support growth; however, on a percentage of sales basis, operating expenses are expected to be consistent with 2017 levels

The Company is planning for its effective tax rate in 2018 to be approximately 22 percent to 23 percent based on existing tax law.

Discontinued Operations

On December 5, 2017, the Board of Directors authorized the Company to exit its Sea Ray businesses, including the Meridian brand, as a result of, among other things, a shift in strategic direction and a review of the expected future cash flows, market conditions and business trends.

As a result, these businesses are being reported as discontinued operations in the Condensed Consolidated Statements of Comprehensive Income for all periods presented. The Company's results for all periods presented, as discussed in Management's Discussion and Analysis, are presented on a continuing operations basis, unless otherwise noted. Refer to Note 3 – Discontinued Operations in the Notes to Condensed Consolidated Financial Statements for further information.

Matters Affecting Comparability

Certain events have occurred during the three months ended March 31, 2018 and April 1, 2017 which the Company believes affect the comparability of the results of operations. The table below summarizes the impact of changes in currency exchange rates and the impact of recent acquisitions on the Company's net sales:

	Net Sales		Q1 2018 vs. Q1 2017
(in millions)	March 31, 2018	April 1, 2017	GAAP	Constant Currency	Acquisition Contribution
Marine Engine	$687.1	$631.8	8.8%	6.8%	1.2%
Boat	304.0	284.9	6.7%	5.2%	—%
Marine eliminations	(80.1)	(70.2)
Total Marine	911.0	846.5	7.6%	5.7%	0.9%

Fitness	244.4	235.6	3.7%	1.3%	—%
Total	$1,155.4	$1,082.1	6.8%	4.7%	0.7%

Changes in Foreign Currency Rates. Percentage changes in net sales expressed in constant currency reflect the impact that changes in currency exchange rates had on comparisons of net sales. To determine this information, net sales transacted in currencies other than U.S. dollars have been translated to U.S. dollars using the average exchange rates that were in effect during the comparative period. The percentage change in net sales expressed on a constant currency basis better reflects the changes in the underlying business trends, excluding the impact of translation arising from foreign currency exchange rate fluctuations. Approximately 25 percent of the Company's annual net sales are transacted in a currency other than the U.S. dollar. The Company's most material exposures include sales in Euros, Canadian dollars, Australian dollars, British pounds and Brazilian reais.

Additionally, operating earnings comparisons were positively affected by foreign exchange rates by approximately $3 million in the first quarter of 2018 when compared with 2017. These estimates include the impact of translation on all sales and costs transacted in a currency other than the U.S. dollar, the impact of hedging activities and pricing actions in certain international markets in response to the changes in the exchange rate between the local currency and the U.S. dollar.

Restructuring, exit, integration and impairment charges. The Company recorded restructuring, exit, integration and impairment charges during the three months ended March 31, 2018 and April 1, 2017. The following table summarizes these charges by cash charges and non-cash charges.

(in millions)	March 31, 2018	April 1, 2017
Cash charges:
Boat	$—	$1.3
Fitness	1.6	2.4
Corporate	—	1.6
Total cash charges	1.6	5.3
Non-cash charges (gains on disposal):
Boat	—	2.2
Fitness	(0.4)	—
Corporate	—	0.8
Total non-cash charges	(0.4)	3.0
Total restructuring, exit, integration and impairment charges	$1.2	$8.3

Refer to Note 4 – Restructuring, Exit, Integration and Impairment Activities in the Notes to Condensed Consolidated Financial Statements for further information. The Company anticipates it will incur approximately $5 million to $10 million of restructuring, exit, integration and impairment charges for the full year 2018.

Acquisitions. The Company acquired Lankhorst Taselaar B.V. (Lankhorst Taselaar) in the third quarter of 2017. Refer to Note 4 in the Notes to Consolidated Financial Statements in the 2017 Form 10-K for further details.

Fitness business separation charges. On March 1, 2018, the Company's Board of Directors authorized proceeding with a spin-off of its Fitness business. In connection with this planned action, the Company incurred $1.7 million of charges within Selling, general and administrative expense during the three months ended March 31, 2018. There were no comparable charges in 2017.

Adoption of new revenue standard. On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, (new revenue standard) using the modified retrospective method. As a result of applying the new revenue standard, the Company recognized an increase of $1.8 million and $2.7 million in Net sales and Operating earnings, respectively, during the three months ended March 31, 2018. Refer to Note 1 – Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements for further information on the impact of the new revenue standard on the Company's consolidated financial statements. Refer to Note 2 – Revenue Recognition in the Notes to Condensed Consolidated Financial Statements for further discussion of the Company's revenue recognition policies and a presentation of disaggregated revenue.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Condensed Consolidated Statements of Comprehensive Income for the three months ended:

(in millions, except per share data)	March 31, 2018	April 1, 2017	$ Change	% Change
Net sales	$1,155.4	$1,082.1	$73.3	6.8%
Gross margin (A)	307.8	294.3	13.5	4.6%
Restructuring, exit, integration and impairment charges	1.2	8.3	(7.1)	NM
Operating earnings	115.4	103.4	12.0	11.6%
Net earnings from continuing operations	80.5	74.2	6.3	8.5%

Diluted earnings per common share from continuing operations	$0.91	$0.81	$0.10	12.3%

Expressed as a percentage of Net sales:
Gross margin	26.6%	27.2%		(60) bpts
Selling, general and administrative expense	13.5%	13.7%		(20) bpts
Research and development expense	3.1%	3.2%		(10) bpts
Restructuring, exit, integration and impairment charges	0.1%	0.8%		(70) bpts
Operating margin	10.0%	9.6%		40 bpts

NM = not meaningful
bpts = basis points

(A)	Gross margin is defined as Net sales less Cost of sales as presented in the Condensed Consolidated Statements of Comprehensive Income.

Net sales increased during the first quarter of 2018 when compared with the first quarter of 2017. Marine Engine segment net sales increased due to strong growth in propulsion, led by increases in outboard engines, particularly in higher horsepower categories, and solid growth in the parts and accessories businesses including gains in controls and rigging products as well as in the distribution businesses. Boat segment net sales increased due to strong growth in the fiberglass freshwater boat businesses (comprised of the Bayliner brand and the European brands Quicksilver and Uttern) and solid growth in the aluminum freshwater boat business which benefited from successful efforts to increase production levels of pontoon boats. Revenue for the fiberglass saltwater boat business was comparable to a very strong first quarter of 2017. Fitness segment revenues reflected growth in international markets and a decline in domestic sales as increased sales to health clubs were partially offset by lower Cybex sales in advance of new products and sales to vertical markets. International net sales for the Company increased 12 percent in the first quarter of 2018 on a GAAP basis when compared with the first quarter of 2017, and increased 6 percent on a constant currency basis. International sales increases were driven by Europe, Asia-Pacific and Canada, partially offset by declines in rest-of-world regions.

Gross margin percentage was down in the first quarter of 2018 when compared with the same prior year period. The decrease in gross margin percentage reflected the impact of several factors in the Fitness segment including higher freight costs, challenging pricing dynamics in certain international markets, unfavorable changes in product and customer mix and cost inflation. Partially offsetting these factors were volume benefits and favorable movements in foreign exchange rates.

Selling, general and administrative expense and Research and development expense increased overall but decreased slightly as a percentage of net sales during the first quarter of 2018 when compared with the first quarter of 2017. Both line items reflected planned spending increases to support new product introductions and product development. Additionally, Selling, general and administrative expense included charges related to the planned Fitness business separation in the first quarter of 2018.

The Company recorded restructuring, exit, integration and impairment charges of $1.2 million and $8.3 million during the three months ended March 31, 2018 and April 1, 2017, respectively. Refer to Note 4 – Restructuring, Exit, Integration and Impairment Activities for further information.

The Company recorded Equity earnings of $1.0 million and $2.3 million in the three months ended March 31, 2018 and April 1, 2017, respectively, which were mainly related to the Company's marine and technology-related joint ventures. The Company recognized $0.1 million and $(1.3) million in Other income (expense), net in the three months ended March 31, 2018 and April 1, 2017, respectively. Other income (expense), net primarily includes pension and other postretirement benefit costs, the amortization of deferred income related to a trademark licensing agreement with AMF Bowling Centers, Inc. as discussed in Note 1 in the Notes to Consolidated Financial Statements in the 2017 Form 10-K, as well as remeasurement gains and losses resulting from changes in foreign currency rates.

Net interest expense was up slightly for the three months ended March 31, 2018 when compared with the same prior year period.

The Company recognized an income tax provision from continuing operations for the three months ended March 31, 2018 and April 1, 2017 of $29.8 million and $24.2 million, respectively, which included a net charge of $5.4 million and a net benefit of $5.6 million, respectively. The 2018 provision includes a charge of $5.4 million and is primarily associated with updates related to 2017 Tax Reform. The 2017 provision includes a net benefit of $5.6 million primarily relating to net excess tax benefits resulting from share-based compensation. The effective tax rate from continuing operations, which is calculated as the income tax provision as a percentage of pre-tax income, for the three months ended March 31, 2018 and April 1, 2017 was 27.0 percent and 24.6 percent, respectively.

Due to the factors described in the preceding paragraphs, operating earnings, net earnings from continuing operations and diluted earnings per common share from continuing operations increased during the first quarter of 2018. Diluted earnings per common share from continuing operations also includes the benefits of common stock repurchases on shares outstanding.

Diluted earnings from continuing operations per common share, as adjusted, increased by $0.13 per share, or 15 percent, to $1.01 per share for the first quarter of 2018 when compared with the first quarter of 2017, and included adjustments for the following items: a net charge for special tax items of $0.08 per share, a charge of $0.01 per share resulting from costs associated with the planned Fitness business separation and a $0.01 per share charge for restructuring, exit, integration and impairment. In 2017, Diluted earnings from continuing operations per common share included a $0.07 per share charge for restructuring, exit, integration and impairment.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the three months ended:

(in millions)	March 31, 2018	April 1, 2017	$ Change	% Change
Net sales	$687.1	$631.8	$55.3	8.8%
Operating earnings	95.7	87.7	8.0	9.1%
Operating margin	13.9%	13.9%		0 bpts

bpts = basis points

Net sales for the Marine Engine segment increased due to strong growth in propulsion, led by increases in outboard engines, particularly in higher horsepower engine categories, and solid growth in the parts and accessories businesses. The parts and accessories businesses reflected sales growth in the controls and rigging and in the distribution businesses. Revenues from the Lankhorst Taselaar acquisition in the third quarter of 2017 accounted for one percentage point of the Marine Engine segment's overall revenue growth rate in the first quarter of 2018. International net sales were 31 percent of the segment's net sales in the first quarter of 2018 and increased 10 percent from the prior year on a GAAP basis. On a constant currency basis, international net sales increased 3 percent due to increases in Europe and Rest-of-World regions, partially offset by declines in Canada.

Marine Engine segment operating earnings increased as a result of higher net sales and favorable movements in foreign exchange rates, partially offset by planned spending increases stemming from new product introductions, capacity expansion and product development.

Boat Segment

The following table sets forth Boat segment results for the three months ended:

(in millions)	March 31, 2018	April 1, 2017	$ Change	% Change
Net sales	$304.0	$284.9	$19.1	6.7%
Restructuring, exit, integration and impairment charges	—	3.5	(3.5)	NM
Operating earnings	24.7	16.2	8.5	52.5%
Operating margin	8.1%	5.7%		240 bpts

NM = not meaningful
bpts = basis points

Boat segment net sales increased due to strong growth in the fiberglass freshwater boat businesses and solid growth in the aluminum freshwater boat business. Aluminum freshwater sales benefited from higher pontoon sales as a result of successful efforts to increase production levels; growth in aluminum fishing boats was flat, reflecting the impact of Bass Pro's acquisition of Cabela's which was a meaningful channel for the Lowe boat brand. Revenue for the fiberglass saltwater boat business was comparable to a very strong first quarter of 2017. Global wholesale boat shipments were down slightly, but sales increases were aided by higher average selling prices as customers continue to migrate to boats with more content and higher horsepower engines. In addition, price increases were implemented in response to inflation, particularly in pontoons. International sales were 28 percent of the segment's net sales in the first quarter of 2018 and increased 14 percent on a GAAP basis and 8 percent on a constant currency basis, reflecting sales growth in Canada, Europe and Asia-Pacific, partially offset by declines in Rest-of-World regions.

Boat segment operating earnings increased in the first quarter of 2018 when compared with the first quarter of 2017, mainly as a result of higher net sales, including positive timing benefits from the adoption and implementation of the new revenue standard, and lower restructuring, exit, integration and impairment charges.

Fitness Segment

The following table sets forth Fitness segment results for the three months ended:

(in millions)	March 31, 2018	April 1, 2017	$ Change	% Change
Net sales	$244.4	$235.6	$8.8	3.7%
Restructuring, exit, integration and impairment charges	1.2	2.4	(1.2)	(50.0)%
Operating earnings	11.0	18.3	(7.3)	(39.9)%
Operating margin	4.5%	7.8%		(330) bpts

bpts = basis points

Fitness segment net sales increased, reflecting growth in international markets as European sales experienced strong growth in both direct markets and to distributors. Additionally, Asia-Pacific benefited from strong revenue growth led by China and Japan. Domestic sales were down in the quarter, which was primarily the result of lower Cybex sales in advance of new product launches along with declines in vertical markets, partially offset by gains in sales to health clubs. Domestic sales would have increased slightly for the quarter had Cybex revenue remained consistent with prior year. International net sales were 50 percent of the segment's net sales in the first quarter of 2018 and increased 14 percent on a GAAP basis and 9 percent on a constant currency basis, reflecting growth in Europe, Asia-Pacific and Canada, partially offset by declines in Rest-of-World regions.

Fitness segment operating earnings decreased as a result of several factors including higher freight costs, challenging pricing dynamics in certain international markets, unfavorable changes in product and customer mix and cost inflation, which were partially offset by benefits from higher sales and lower restructuring, exit, integration and impairment charges.

Corporate/Other

The following table sets forth Corporate/Other results for the three months ended:

(in millions)	March 31, 2018	April 1, 2017	$ Change	% Change
Restructuring, exit, integration and impairment charges	$—	$2.4	$(2.4)	NM
Separation costs	1.7	—	1.7	NM
Operating loss	(16.0)	(18.8)	2.8	14.9%

NM = not meaningful

Corporate operating expenses decreased in the first quarter of 2018 and included favorable mark-to-market adjustments for deferred compensation arrangements, partially offset by costs associated with the planned Fitness business separation.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the three months ended:

(in millions)	March 31, 2018	April 1, 2017
Net cash used for operating activities of continuing operations	$(43.1)	$(66.3)
Net cash provided by (used for):
Capital expenditures	(34.5)	(56.6)
Proceeds from the sale of property, plant and equipment	0.1	7.6
Effect of exchange rate changes	4.3	3.0
Total free cash flow from continuing operations (A)	$(73.2)	$(112.3)

(A) The Company defines “Free cash flow from continuing operations” as cash flow from operating and investing activities of continuing operations (excluding cash provided by or used for acquisitions, investments, purchases or sales/maturities of marketable securities, and other investing activities as well as costs related to the planned Fitness business separation) and the effect of exchange rate changes on cash and cash equivalents. Free cash flow from continuing operations is not intended as an alternative measure of cash flow from operations, as determined in accordance with GAAP in the United States. The Company uses this financial measure both in presenting its results to shareholders and the investment community and in its internal evaluation and management of its businesses. Management believes that this financial measure and the information it provides are useful to investors because it permits investors to view Brunswick’s performance using the same tools that management uses to gauge progress in achieving its goals. Management believes that the non-GAAP financial measure “Free cash flow from continuing operations” is also useful to investors because it is an indication of cash flow that may be available to fund investments in future growth initiatives.

Brunswick’s major sources of funds for capital investments, acquisitions, share repurchase programs and dividend payments are cash generated from operating activities, available cash and marketable securities balances and potential borrowings. The Company evaluates potential acquisitions, divestitures and joint ventures in the ordinary course of business.

2018 Cash Flow

In the first quarter of 2018, net cash used for operating activities of continuing operations totaled $43.1 million. The primary driver of the cash used for operating activities was a seasonal increase in working capital, partially offset by net earnings from continuing operations net of non-cash expense items and an income tax refund. Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Condensed Consolidated Balance Sheets, excluding the impact of acquisitions and non-cash adjustments. Accounts and notes receivable increased $113.7 million due primarily due to seasonal changes in net sales in the Marine Engine segment. Net inventories increased by $64.1 million, primarily driven by increases to support higher sales volumes in advance of marine selling season. Accrued expenses decreased $32.6 million, primarily driven by the impact of payments of the prior year's variable compensation, which had been accrued as of December 31, 2017.

Net cash used for investing activities of continuing operations during the first quarter of 2018 totaled $39.4 million, which included capital expenditures of $34.5 million. The Company's capital spending focused on investments in new products as well as capacity expansion initiatives, mostly in the Marine segments.

Net cash used for financing activities of continuing operations was $60.0 million during the first quarter of 2018. The cash outflow included common stock repurchase activity and cash dividends paid to common shareholders.

2017 Cash Flow

In the first quarter of 2017, net cash used for operating activities of continuing operations totaled $66.3 million. The primary drivers of the cash used for operating activities were a seasonal increase in working capital and planned pension contributions, which more than offset benefits from net earnings from continuing operations and non-cash expense items. Accounts and notes receivable increased $105.5 million due primarily to normal seasonal changes in net sales in the Marine Engine segment. Net inventories increased by $50.5 million, primarily driven by increases to support higher sales volumes in advance of marine selling season. Accrued expenses decreased $17.7 million, which included the impact of the payments of the prior year's variable compensation, which had been accrued as of December 31, 2016. Partially offsetting these items was an increase in Accounts payable of $25.6 million, which was the result of increased domestic production across all segments and the timing of payments.

Net cash used for investing activities of continuing operations during the first three months of 2017 totaled $18.1 million, which included capital expenditures of $56.6 million. The Company's capital spending was focused on new product introductions and capacity expansion projects in all segments. Capital spending was partially offset by net proceeds from maturities of marketable securities of $35.0 million and proceeds from the sale of property, plant and equipment of $7.6 million.

Net cash used for financing activities of continuing operations was $43.1 million during the first quarter of 2017. The cash outflow included common stock repurchase activity and cash dividends paid to common shareholders.

Liquidity and Capital Resources

The Company views its highly liquid assets as of March 31, 2018, December 31, 2017 and April 1, 2017 as:

(in millions)	March 31, 2018	December 31, 2017	April 1, 2017
Cash and cash equivalents	$284.0	$448.8	$273.3
Short-term investments in marketable securities	0.8	0.8	0.7
Total cash, cash equivalents and marketable securities	$284.8	$449.6	$274.0

The following table sets forth an analysis of total liquidity as of March 31, 2018, December 31, 2017 and April 1, 2017:

(in millions)	March 31, 2018	December 31, 2017	April 1, 2017
Cash, cash equivalents and marketable securities	$284.8	$449.6	$274.0
Amounts available under lending facility(A)	295.7	295.7	295.7
Total liquidity (B)	$580.5	$745.3	$569.7

(A) In June 2016, the Company amended and restated its credit agreement. See Note 15 – Debt in the Notes to Condensed Consolidated Financial Statements for further details on the Company's lending facility.
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

Cash, cash equivalents and marketable securities totaled $284.8 million as of March 31, 2018, a decrease of $164.8 million from $449.6 million as of December 31, 2017, and an increase of $10.8 million from $274.0 million as of April 1, 2017. Total debt as of March 31, 2018, December 31, 2017 and April 1, 2017 was $434.0 million, $437.4 million and $440.1 million, respectively. The Company's debt-to-capitalization ratio was 22.7 percent as of March 31, 2018, down from 22.8 percent as of December 31, 2017 and from 23.0 percent as of April 1, 2017.

Management believes that the Company has adequate sources of liquidity to meet the Company's short-term and long-term needs. The next significant long-term debt maturity is not until 2021.

The Company has executed share repurchases against authorizations approved by the Board of Directors in 2014 and 2016. In 2018, the Company repurchased $35 million of stock under these authorizations and, as of March 31, 2018, the remaining authorization was $75 million. The Company plans to repurchase approximately $100 million of shares in 2018, or $65 million over the remainder of the year, which may be adjusted based on available cash and other investment opportunities.

Quarterly dividend payments for the remainder of 2018 are expected to remain consistent with current levels. However, the Company may increase these levels as earnings and cash flows improve, consistent with its capital strategy.

Net working capital activity is projected to reflect a usage of cash in 2018 in the range of $20 million to $40 million. Additionally, the Company is planning for capital expenditures of approximately $215 million to $225 million, reflecting increased investments in capacity to support growth, continued investments in product leadership as well as our decision to increase investment as a result of cash benefits from U.S. tax reform. Including these and other factors, the Company plans to generate free cash flow in 2018 in excess of $275 million.

The Company did not contribute to its qualified pension plans in the first quarter of 2018 and contributed $35.0 million in the first quarter of 2017. The Company expects to make contributions of $70 million during 2018. These amounts may be adjusted for several factors, including actions to accelerate de-risking activities, which would increase contributions, which if made by mid September of 2018 would lower the after-tax cost of funding and exiting the plans, market conditions, pension funding regulations and Company discretion.

The Company also contributed $1.0 million and $1.2 million to fund benefit payments in its nonqualified pension plan during the first three months of 2018 and 2017, respectively, and expects to contribute approximately $3 million of additional funding to the plan through the remainder of 2018. Company contributions are subject to change based on market conditions, pension funding regulations and Company discretion.

Income Taxes

The Company expects its cash tax rate to be in the high-single digit percentage range in 2018, reflecting the recently enacted Tax Cuts and Jobs Act (TCJA) which reduced the U.S federal statutory rate from 35 percent to 21 percent. This also includes benefits from the previously mentioned tax refund and deductions resulting from planned capital spending and pension contributions.

Additionally, as a result of the TCJA, specifically the imposition of a one-time deemed repatriation tax on certain unremitted earnings of foreign subsidiaries, the Company reevaluated its indefinite reinvestment assertion as of December 31, 2017 and has since determined that certain non-U.S. subsidiaries will remain permanently reinvested. As a result of the TCJA, the Company is considering remitting cash back to the U.S. in 2018 from non-U.S. subsidiaries. These remittances would not result in any U.S. federal tax liability. The Company is continuing to analyze the effects of the TCJA including the impact on future repatriations and any related withholding taxes from non-U.S. subsidiaries. Future repatriations could result in additional funds to execute the Company's capital strategy.

Financial Services

On February 16, 2018, the Company, through its Brunswick Financial Services Corporation subsidiary, entered into an amended and restated joint venture agreement with CDF Ventures, LLC, a subsidiary of Wells Fargo and Company, to extend the term of their financial services joint venture, Brunswick Acceptance Company, LLC (BAC), through December 31, 2022. BAC is detailed further in the 2017 Form 10-K.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations, as of December 31, 2017, are detailed in the 2017 Form 10-K. There have been no material changes in these arrangements and obligations outside the ordinary course of business since December 31, 2017.

Environmental Regulation

There were no material changes in the Company's environmental regulatory requirements since the filing of its 2017 Form 10-K.

Critical Accounting Policies

As discussed in the 2017 Form 10-K, the preparation of the consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

There were no material changes in the Company’s critical accounting policies since the filing of its 2017 Form 10-K.

Recent Accounting Pronouncements

See Note 1 – Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements for the recent accounting pronouncements that have been adopted during the three months ended March 31, 2018, or will be adopted in future periods.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations, estimates and projections about Brunswick’s business and by their nature address matters that are, to different degrees, uncertain. Words such as “may,” “could,” “expect,” “intend,” “target,” “plan,” “goal,” “seek,” “estimate,” “believe,” “predict,” “outlook,” “anticipates” and similar expressions are intended to identify forward-looking statements. Such statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this quarterly report. These risks include, but are not limited to: adverse general economic conditions, including reductions in consumer discretionary spending; negative currency trends; our ability to complete and integrate targeted acquisitions; our ability to implement our strategic plan and growth initiatives; adequate financing access for dealers and customers and our ability to access capital and credit markets; maintaining effective distribution; retaining our relationships with dealers, distributors and independent boat builders; credit and collections risks; retaining key customers; protecting our brands and intellectual property; absorbing fixed costs in production; managing expansion or consolidation of manufacturing facilities; meeting supply objectives; meeting pension funding obligations; managing our share repurchases; higher energy and fuel costs; competitive pricing pressures; developing new and innovative products at a competitive price, in legal compliance; maintaining product quality and service standards; outages or breaches of technology systems; competitor activity; product liability, warranty and other claims risks; increased costs of legal and regulatory compliance; having to record an impairment to the value of goodwill and other assets; international business risks; attracting and retaining key contributors; weather and catastrophic event risks; the possibility that the proposed Fitness business separation will not be consummated within the anticipated time period or at all, including as the result of regulatory, market or other factors; the potential for disruption to our business in connection with the proposed business separation; and the potential that the Fitness business and Brunswick do not realize all of the expected benefits of the separation.

Additional risk factors are included in the Company’s Annual Report on Form 10-K for 2017. Forward-looking statements speak only as of the date on which they are made and Brunswick does not undertake any obligation to update them to reflect events or circumstances after the date of this quarterly report or for changes by wire services or Internet service providers.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices. The Company enters into various hedging transactions to mitigate these risks in accordance with guidelines established by the Company’s management. The Company does not use financial instruments for trading or speculative purposes. The Company’s risk management objectives are described in Note 5 – Financial Instruments in the Notes to Condensed Consolidated Financial Statements and Notes 1 and 14 in the Notes to Consolidated Financial Statements in the 2017 Form 10-K.

There have been no significant changes to the Company’s market risk since December 31, 2017.  For a discussion of exposure to market risk, refer to Part II, Item 7A – Quantitative and Qualitative Disclosures about Market Risk, set forth in the 2017 Form 10-K.

Item 4.  Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively), the Company has evaluated its disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. The Company implemented internal controls to ensure adequate evaluation of contracts and proper assessment of the impact of the new accounting standard related to revenue recognition (ASC 606) on the financial statements to facilitate the adoption and implementation on January 1, 2018. There were no material changes to the Company's internal control over financial reporting due to the adoption of the new standard. There were no changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

Brunswick’s operations and financial results are subject to various risks and uncertainties that could adversely affect the Company’s business, financial condition, results of operations, cash flows, and the trading price of Brunswick’s common stock. There have been no material changes to the risk factors previously disclosed in the 2017 Form 10-K, other than as set forth below.

The anticipated Fitness business separation could be disruptive to operations, and there can be no assurance that it will provide business benefits or that it will be consummated within the anticipated time period or at all.
The proposed Fitness spin-off, like any business separation, involves risks, including difficulties in the separation of operations, services, and personnel, disruption in our operations or businesses, the potential loss of key employees, and adverse effects on relationships with business partners. In addition, the Company will incur significant expense in connection with the spin-off, and completion of the proposed transaction will require significant amounts of management’s time and effort, which may divert management’s attention from other aspects of the Company’s business operations. If we do not successfully manage these risks, our business, financial condition, and results of operations could be adversely affected.
The proposed separation may not achieve the intended results, or results may take longer to realize than expected. Unanticipated developments could delay, prevent, or otherwise adversely affect the proposed spin-off, including possible delays in obtaining favorable rulings from the Internal Revenue Service or tax opinions, disruptions in general market conditions, or other developments. The anticipated benefits of the separation are based on a number of assumptions, some of which may prove incorrect, and we cannot predict the prices at which our common stock, or the common stock of the Fitness stand-alone entity, may trade after the business separation. In addition, the Company cannot assure that it will be able to complete the business separation within the announced timeline, or at all. Delays or failure to consummate the transaction could negatively affect our business and financial results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has executed share repurchases against authorization approved by the Board of Directors in 2014 and 2016. In 2018, the Company repurchased $35 million of stock under these authorizations and as of March 31, 2018, the remaining authorization was $75 million.

During the three months ended March 31, 2018, the Company repurchased the following shares of its common stock:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Amount of Dollars that May Yet Be Used to Purchase Shares Under the Program
January 1 to January 27	82,401	$57.18	82,401
January 28 to February 24	305,626	57.75	305,626
February 25 to March 31	212,500	59.43	212,500
Total	600,527	$58.26	600,527	$74,807,693

Item 5. Other Information

At the May 2, 2018 Annual Meeting of Shareholders of the Company ("Annual Meeting"), Manuel A. Fernandez, Mark D. Schwabero, David V. Singer, and J. Steven Whisler were elected as directors of the Company for terms expiring at the 2021 Annual Meeting. The number of shares voted with respect to these directors were:

Nominee	For	Against	Abstain	Broker Non-votes
Manuel A. Fernandez	71,289,246	1,749,262	212,170	5,638,351
Mark D. Schwabero	70,745,325	2,294,265	211,088	5,638,351
David V. Singer	71,386,893	1,647,671	216,114	5,638,351
J. Steven Whisler	72,035,184	999,572	215,922	5,638,351

At the Annual Meeting, shareholders voted for a non-binding resolution approving the compensation of the Company's named executive officers pursuant to the following vote:

Number of Shares
For	67,211,461
Against	4,958,703
Abstain	1,080,514
Broker Non-votes	5,638,351

At the Annual Meeting, shareholders voted to approve amendments to the Restated Certificate of Incorporation to declassify the Board of Directors pursuant to the following vote:

Number of Shares
For	72,796,464
Against	244,000
Abstain	210,214
Broker Non-votes	5,638,351

At the Annual Meeting, shareholders ratified the Audit Committee's selection of Deloitte & Touche LLP as the independent registered public accounting firm for the Company and its subsidiaries for the year 2018 pursuant to the following vote:

Number of Shares
For	78,283,074
Against	255,427
Abstain	350,528
Broker Non-votes	—

At the Annual Meeting, shareholders approved proposed amendments to the Restated Certificate of Incorporation to declassify the Board of Directors. The Brunswick Corporation Board of Directors previously approved the amendments to the Restated Certificate of Incorporation, subject to approval by shareholders. The Certificate of Amendment of Restated Certificate of Incorporation of Brunswick Incorporation was filed with the Secretary of State of the State of Delaware on May 2, 2018 and became effective on that date.
The amendments to the Company’s Restated Certificate of Incorporation revise section (c) and (e) of Article Eleventh thereof as shown below (new language is indicated by bold text, and deletions are indicated by strike-throughs).
ELEVENTH.
(c) ~~The directors shall be divided into three classes: Class A, Class Band Class C. Such classes shall be as nearly equal in number as possible. The term of office of the initial Class A directors shall expire at the annual meeting of stockholders in 1988, the term of office of the initial Class B directors shall expire at the annual meeting of stockholders in 1987 and the term of office of the initial Class C directors shall expire at the annual meeting of stockholders in 1986, or thereafter in each case when their respective successors are elected and have qualified. At each annual election, the directors chosen to succeed those whose terms then expire shall be identified as being of the same class as the directors they succeed and shall be elected for a term. expiring at~~

~~the third succeeding annual meeting or thereafter when their respective successors in each case are elected and have qualified. If the number of directors is changed, any increase or decrease in directors shall be apportioned among the classes so as to maintain all classes as nearly equal in number as possible and any individual director elected to any class shall hold office for a term which shall coincide with the term of such class.~~ Effective as of the annual meeting of stockholders of the Corporation to be held in 2018, the successors of the directors whose terms expire at such meeting shall be elected for a term expiring at the annual meeting of stockholders of the Corporation to be held in 2021; at the annual meeting of stockholders of the Corporation to be held in 2019, the successors of the directors whose terms expire at such meeting shall be elected for a term expiring at the annual meeting of stockholders of the Corporation to be held in 2020; at the annual meeting of stockholders of the Corporation to be held in 2020, the successors of the directors whose terms expire at such meeting shall be elected for a term expiring at the annual meeting of stockholders of the Corporation to be held in 2021; and at each annual meeting of stockholders of the Corporation thereafter, the directors shall be elected for terms expiring at the next succeeding annual meeting of stockholders of the Corporation, with each director to hold office until his or her successor shall have been duly elected and qualified or until the earlier of such director’s earlier resignation, removal or death. Commencing with the annual meeting of stockholders of the Corporation to be held in 2021, the Board of Directors will no longer be classified under Section 141(d) of the General Corporation Law of the State of Delaware and directors shall no longer be divided into classes.
(e) ~~No director shall be removed from the Board of Directors by action of the stockholders of the Corporation during his appointed term other than for cause. Whenever the holders of any class or series of Preferred Stock are entitled to elect one or more directors, the provisions of this section shall apply to the removal of such director or directors by such stockholders.~~ [Reserved].

The foregoing summary of the amendments to the Restated Certificate of Incorporation is qualified in its entirety by reference to the Certificate of Amendment of Restated Certificate of Incorporation of Brunswick Corporation, which is included as Exhibit 3.1 and incorporated herein by reference.

Item 6.    Exhibits

3.1	Amendments to Restated Certificate of Incorporation of Brunswick Corporation, as effective May 2, 2018
10.1*	2018 Brunswick Performance Plan
10.2*	2018 Brunswick Performance Plan--Performance Share Participants
10.3*	2018 Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan
10.4*	2018 Performance Share Grant Terms and Conditions For Select Key Employees Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan
10.5*	2018 Stock-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan
10.6*	2018 Cash-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan
10.7*	2018 Stock-Settled Restricted Stock Unit Grant Terms and Conditions for Select Key Employees Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan
10.8*	2018 Stock-Settled Stock Appreciation Right Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan
31.1	Certification of CEO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUNSWICK CORPORATION
May 3, 2018	By:	/s/ DANIEL J. TANNER
Daniel J. Tanner
Vice President and Controller*

*Mr. Tanner is signing this report both as a duly authorized officer and as the principal accounting officer.