Form 10-Q
period 2018-06-30
BRUNSWICK CORP
filed 2018-08-01
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2018
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

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of July 30, 2018 was 86,722,762.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BRUNSWICK CORPORATION Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Six Months Ended
(in millions, except per share data)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales	$1,400.9	$1,352.0	$2,612.3	$2,512.3
Cost of sales	1,051.2	982.1	1,952.6	1,841.2
Selling, general and administrative expense	168.8	156.6	332.3	314.6
Research and development expense	39.4	36.5	77.0	73.1
Restructuring, exit, integration and impairment charges	34.8	5.7	38.6	20.9
Operating earnings	106.7	171.1	211.8	262.5
Equity earnings	1.4	1.4	2.4	3.7
Other income (expense), net	(2.5)	0.3	(2.5)	(0.4)
Earnings before interest and income taxes	105.6	172.8	211.7	265.8
Interest expense	(8.2)	(6.7)	(14.9)	(13.3)
Interest income	0.6	0.4	1.3	0.9
Earnings before income taxes	98.0	166.5	198.1	253.4
Income tax provision	19.0	47.1	46.2	69.1
Net earnings	$79.0	$119.4	$151.9	$184.3

Earnings per common share:
Basic	$0.90	$1.33	$1.73	$2.05
Diluted	$0.90	$1.32	$1.72	$2.03

Weighted average shares used for computation of:
Basic earnings per common share	87.6	89.8	87.8	90.0
Diluted earnings per common share	88.2	90.6	88.5	90.8

Comprehensive income	$68.6	$123.1	$152.5	$195.2

Cash dividends declared per common share	$0.19	$0.165	$0.38	$0.33

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Balance Sheets (unaudited)

(in millions)	June 30, 2018	December 31, 2017	July 1, 2017
Assets
Current assets
Cash and cash equivalents, at cost, which approximates fair value	$435.9	$448.8	$437.2
Restricted cash	9.4	9.4	10.7
Short-term investments in marketable securities	0.8	0.8	0.8
Total cash and short-term investments in marketable securities	446.1	459.0	448.7
Accounts and notes receivable, less allowances of $10.0, $9.2 and $10.2	578.1	485.3	524.6
Inventories
Finished goods	508.6	521.3	489.4
Work-in-process	111.8	119.3	106.3
Raw materials	194.9	187.1	173.6
Net inventories	815.3	827.7	769.3
Prepaid expenses and other	47.1	74.7	35.2
Current assets	1,886.6	1,846.7	1,777.8

Property
Land	25.2	25.1	26.9
Buildings and improvements	435.9	412.8	398.6
Equipment	1,050.9	1,027.7	1,001.4
Total land, buildings and improvements and equipment	1,512.0	1,465.6	1,426.9
Accumulated depreciation	(934.0)	(895.8)	(885.4)
Net land, buildings and improvements and equipment	578.0	569.8	541.5
Unamortized product tooling costs	138.1	136.2	140.7
Net property	716.1	706.0	682.2

Other assets
Goodwill	424.0	425.3	417.6
Other intangibles, net	144.1	149.1	161.7
Equity investments	30.0	25.1	22.5
Deferred income tax asset	169.5	165.6	272.8
Other long-term assets	50.7	40.4	49.1
Other assets	818.3	805.5	923.7

Total assets	$3,421.0	$3,358.2	$3,383.7

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Balance Sheets (unaudited)

(in millions)	June 30, 2018	December 31, 2017	July 1, 2017
Liabilities and shareholders’ equity
Current liabilities
Current maturities of long-term debt	$4.7	$5.6	$5.8
Accounts payable	426.4	420.5	393.8
Accrued expenses	679.7	609.0	586.2
Current liabilities	1,110.8	1,035.1	985.8

Long-term liabilities
Debt	429.0	431.8	438.2
Postretirement benefits	180.6	220.8	233.7
Other	199.6	187.6	178.2
Long-term liabilities	809.2	840.2	850.1

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares; outstanding: 86,792,000, 87,537,000 and 88,776,000 shares	76.9	76.9	76.9
Additional paid-in capital	361.8	374.4	365.9
Retained earnings	2,056.9	1,966.8	2,035.9
Treasury stock, at cost: 15,746,000, 15,001,000 and 13,762,000 shares	(635.4)	(575.4)	(507.2)
Accumulated other comprehensive loss, net of tax	(359.2)	(359.8)	(423.7)
Shareholders’ equity	1,501.0	1,482.9	1,547.8

Total liabilities and shareholders’ equity	$3,421.0	$3,358.2	$3,383.7

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
(in millions)	June 30, 2018	July 1, 2017
Cash flows from operating activities
Net earnings	$151.9	$184.3
Stock compensation expense	7.2	8.7
Depreciation and amortization	62.6	55.2
Pension (funding), net of expense	(33.3)	(37.5)
Asset impairment charges	25.3	7.2
Deferred income taxes	12.9	35.0
Changes in certain current assets and current liabilities	(65.8)	(88.8)
Long-term extended warranty contracts and other deferred revenue	8.2	8.8
Fitness business separation costs	4.2	—
Cash paid for Fitness business separation costs	(1.8)	—
Income taxes	35.8	10.8
Other, net	(6.3)	(11.9)
Net cash provided by operating activities of continuing operations	200.9	171.8
Net cash used for operating activities of discontinued operations	—	(0.3)
Net cash provided by operating activities	200.9	171.5

Cash flows from investing activities
Capital expenditures	(90.3)	(107.9)
Sales or maturities of marketable securities	—	35.0
Investments	(5.8)	2.0
Proceeds from the sale of property, plant and equipment	0.2	7.8
Other, net	(0.2)	(0.5)
Net cash used for investing activities	(96.1)	(63.6)

Cash flows from financing activities
Payments of long-term debt including current maturities	(0.3)	(0.3)
Common stock repurchases	(70.0)	(60.0)
Cash dividends paid	(33.1)	(29.4)
Proceeds from share-based compensation activity	1.2	5.8
Tax withholding associated with shares issued for share-based compensation	(12.0)	(14.2)
Net cash used for financing activities	(114.2)	(98.1)

Effect of exchange rate changes	(3.5)	4.5
Net (decrease) increase in Cash and cash equivalents and Restricted cash	(12.9)	14.3
Cash and cash equivalents and Restricted cash at beginning of period	458.2	433.6

Cash and cash equivalents and Restricted cash at end of period	445.3	447.9
Less: Restricted cash	9.4	10.7
Cash and cash equivalents at end of period	$435.9	$437.2

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

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Saturday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The second quarter of fiscal year 2018 ended on June 30, 2018 and the second quarter of fiscal year 2017 ended on July 1, 2017.

As a result of the Company's June 25, 2018 announcement ending the sale process for its Sea Ray business, starting in the second quarter of 2018, the results of the Sea Ray business are reported in continuing operations. Refer to the Form 8-K dated July 19, 2018 and Note 3 – Discontinued Operations in the Notes to Condensed Consolidated Financial Statements for further information.

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

Recently Adopted Accounting Standards

Presentation of Benefit Costs: In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amended the Accounting Standards Codification (ASC) related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. The amendment requires entities to present the current-service-cost component with other current compensation costs in the income statement within income from operations and present the other components outside of income from operations. The Company adopted this amendment retrospectively during the first quarter of 2018. As a result, $1.0 million and $1.5 million were reclassified from Cost of sales and Selling, general and administrative expense, respectively, to Other income (expense), net for the three months ended July 1, 2017. The Company reclassified $2.1 million and $2.8 million from Cost of sales and Selling, general and administrative expense, respectively, to Other income (expense), net for the six months ended July 1, 2017. The Company elected to apply the practical expedient that permits the use of previously disclosed service cost and other costs from the prior year postretirement benefits footnote in the comparative periods as appropriate estimates when retrospectively changing the presentation of these costs.

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

Revenue Recognition: In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, (new revenue standard), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. On January 1, 2018, the Company adopted the new revenue standard and all related amendments for all contracts using

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

the modified retrospective method. The Company did not elect to separately evaluate contract modifications occurring before the adoption date. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the January 1, 2018 balance of retained earnings. Prior period information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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
The cumulative effect of the changes made to the Company's Condensed Consolidated Balance Sheets as of January 1, 2018 for the adoption of the new revenue standard was as follows:

(in millions)	Balance as of December 31, 2017	Adjustments Due to ASC 606	Balance as of January 1, 2018
Assets
Accounts and notes receivable	$485.3	$1.2	$486.5
Deferred income tax asset	165.6	9.3	174.9

Liabilities
Accrued expenses	609.0	39.1	648.1

Shareholders' equity
Retained earnings	1,966.8	(28.6)	1,938.2
The impact to the Company's Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Balance Sheets as of and for the three and six months ended June 30, 2018 as a result of applying the new revenue standard was as follows:

	Three Months Ended June 30, 2018
(in millions)	As Reported	Effect of Change	Balances without adoption of ASC 606
Net sales	$1,400.9	$9.7	$1,410.6
Cost of sales	1,051.2	(0.9)	1,050.3

Earnings before income taxes	98.0	10.6	108.6
Income tax provision	19.0	2.0	21.0
Net earnings	$79.0	$8.6	$87.6

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Six Months Ended June 30, 2018
(in millions)	As Reported	Effect of Change	Balances without adoption of ASC 606
Net sales	$2,612.3	$4.9	$2,617.2
Cost of sales	1,952.6	(0.1)	1,952.5

Earnings before income taxes	198.1	5.0	203.1
Income tax provision	46.2	0.8	47.0
Net earnings	$151.9	$4.2	$156.1

	As of June 30, 2018
	As Reported	Effect of Change	Balances without adoption of ASC 606
Assets
Accounts and notes receivable	$578.1	$1.4	$579.5
Deferred income tax asset	169.5	(10.5)	159.0

Liabilities
Accrued expenses	679.7	(33.5)	646.2

Shareholders' equity
Retained earnings	2,056.9	24.4	2,081.3
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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Note 2 – Revenue Recognition

The following table presents the Company's revenue for the three months and six months ended June 30, 2018 into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors:

	Three Months Ended June 30, 2018
	Marine Engine	Boat	Fitness	Total
Geographic Markets
United States	$594.4	$279.9	$132.4	$1,006.7
Europe	113.2	42.0	45.9	201.1
Asia-Pacific	50.5	6.9	38.9	96.3
Canada	39.4	58.1	7.1	104.6
Rest-of-World	36.8	8.0	27.9	72.7
Marine eliminations	(80.5)	—	—	(80.5)
Total	$753.8	$394.9	$252.2	$1,400.9

Major Product Lines
Propulsion	$426.3	$—	$—	$426.3
Parts & Accessories	408.0	—	—	408.0
Aluminum Freshwater Boats	—	170.4	—	170.4
Recreational Fiberglass Boats	—	140.5	—	140.5
Saltwater Fishing Boats	—	84.0	—	84.0
Commercial Cardio Fitness Equipment	—	—	141.4	141.4
Commercial Strength Fitness Equipment	—	—	91.7	91.7
Consumer Fitness Equipment	—	—	19.1	19.1
Marine eliminations	(80.5)	—	—	(80.5)
Total	$753.8	$394.9	$252.2	$1,400.9

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Six Months Ended June 30, 2018
	Marine Engine	Boat	Fitness	Total
Geographic Markets
United States	$1,070.9	$554.6	$254.0	$1,879.5
Europe	211.0	85.1	99.3	395.4
Asia-Pacific	100.9	13.9	81.0	195.8
Canada	68.3	104.9	14.2	187.4
Rest-of-World	70.3	12.9	48.1	131.3
Marine eliminations	(177.1)	—	—	(177.1)
Total	$1,344.3	$771.4	$496.6	$2,612.3

Major Product Lines
Propulsion	$805.3	$—	$—	$805.3
Parts & Accessories	716.1	—	—	716.1
Aluminum Freshwater Boats	—	333.5	—	333.5
Recreational Fiberglass Boats	—	268.2	—	268.2
Saltwater Fishing Boats	—	169.7	—	169.7
Commercial Cardio Fitness Equipment	—	—	275.5	275.5
Commercial Strength Fitness Equipment	—	—	180.8	180.8
Consumer Fitness Equipment	—	—	40.3	40.3
Marine eliminations	(177.1)	—	—	(177.1)
Total	$1,344.3	$771.4	$496.6	$2,612.3

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
For certain customers within the Fitness segment, the Company provides rebate incentives settled in free product. These rebates provide the customer with a material right which would not have been received without entering into the contract and, therefore, represent a separate performance obligation to which revenue is allocated based on the products' stand-alone selling price. This revenue is deferred and recognized at a point in time upon rebate redemption, with a commensurate charge to Cost of sales for related product costs. The Company also provides product installation services to certain customers for which the Company recognizes revenue at the time of installation, using an observable price to determine the stand-alone selling price.
As of January 1, 2018, $170.8 million of contract liabilities associated with extended warranties, customer deposits, and product rebates were reported in Accrued expenses and Other Long-term liabilities, and $18.4 million and $48.5 million of this amount was recognized as revenue during the three and six months ended June 30, 2018, respectively. The revenue recognized primarily related to customer deposits. As of June 30, 2018, total contract liabilities were $182.4 million. The total amount of the transaction price allocated to unsatisfied performance obligations as of June 30, 2018 is $158.8 million for contracts greater than one year. The Company expects to recognize approximately $35.3 million of this amount in 2018, $57.6 million in 2019, and $65.9

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

million thereafter. Contract assets as of January 1, 2018 and June 30, 2018 were not material. In addition, costs to obtain and fulfill contracts during the period were not material.
The amount of consideration received can vary, primarily because of customer incentive or rebate arrangements. In addition, the Company provides customers the right to return eligible products under certain circumstances. The Company estimates variable consideration based on the expected value of total consideration to which customers are likely to be entitled based on historical experience and projected market expectations. Included in the estimate, is an assessment as to whether any variable consideration is constrained. Revenue estimates are adjusted at the earlier of a change in the expected value of consideration or when the consideration becomes fixed. As a result, the Company recognized a decrease to revenue from prior period for the three months ended June 30, 2018 of $12.5 million, primarily related to additional retail sales promotions for Sport Yacht and Yacht operations.

Note 3 – Discontinued Operations

On December 5, 2017, the Board of Directors authorized the Company to exit its Sea Ray business, including the Meridian brand, as a result of, among other things, a material change in strategic direction and a review of the expected future cash flows, market conditions and business trends. The Company engaged in a thorough sales process and determined that the offers received did not reflect an appropriate value for the brand. As a result, the Board of Directors authorized the Company to end the sale process for its Sea Ray business. This action was announced on June 25, 2018. As part of this action, the Company decided to restructure, including discontinuing Sea Ray Sport Yacht and Yacht models and winding down yacht production in the third quarter of 2018, while reinventing Sea Ray Sport Boat and Sport Cruiser operations.

Due to the change in the plan of sale discussed above, the Sea Ray long-lived assets were measured at the lower of their carrying amount before being classified as held for sale, adjusted for any depreciation expense that would have been recognized had the assets been continuously classified as held and used, or their fair value at the date of the subsequent decision not to sell. As a result, the Company recorded a charge of $9.4 million, $7.3 million after-tax, for an impairment of long-lived assets in the second quarter of 2018. The Company used independent market appraisals (a Level 2 input) to estimate the fair value of the two yacht manufacturing facilities. Additionally, the Company utilized experience from similar historical disposals and internal expertise related to current marketplace conditions (Level 3 inputs) to estimate the fair value of specific fixed assets related to the production of yacht models to be discontinued. The reassessment indicated that the carrying value, which included $3.8 million of catch-up depreciation for the period the assets were classified as held for sale, was greater than the fair value.

In connection with the wind down of Sea Ray Sport Yacht and Yacht operations, the Company recorded a $15.5 million reduction of revenue related to estimated retail sales promotions payable to customers to support the sale of sport yachts and yachts in the dealer pipeline at the date of announcement. Further, the Company recorded charges necessary to facilitate the wind down of yacht production as discussed in Note 5 – Restructuring, Exit, Integration and Impairment Activities.

The assets and liabilities of the Sea Ray business, which were previously reported as held for sale, have been reclassified to assets and liabilities in the Condensed Consolidated Balance Sheets for all periods presented. Additionally, the results of these businesses are no longer presented as discontinued operations in the Condensed Consolidated Statements of Cash Flows, the Condensed Consolidated Statements of Comprehensive Income and the Notes to Condensed Consolidated Financial Statements in any period presented.

Note 4 – Acquisitions

Effective June 28, 2018, the Company entered into a definitive agreement to acquire Power Products – Global Marine & Mobile (Power Products) business for $910 million in cash. The acquisition is expected to close mid-August of 2018, subject to certain conditions. Power Products is a privately held manufacturing and distribution company based in Menomonee Falls, Wisconsin, with approximately $233 million of sales for the trailing 12-month period ending March 31, 2018. Power Products manufactures and distributes a broad portfolio of products, including battery and power management and digital switching, to marine and other recreational and specialty vehicle markets. The group also manufactures and distributes a broad and diverse portfolio of marine and transportation parts and accessories. Power Products will be managed as part of the Marine Engine segment.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 5 – Restructuring, Exit, Integration and Impairment Activities

In the second quarter of 2018, the Company ended the sale process of its Sea Ray business and as a result of a change in the plan of sale, recorded an impairment of long-lived assets as discussed in Note 3 – Discontinued Operations. The Company recorded charges in connection with the wind down of Sport Yacht and Yacht production, mainly relating to inventory write-downs, increased warranty liabilities and employee severance and retention bonuses. The Company also incurred transaction costs during the sale process. These costs were partially offset by the reversal of the valuation allowance for estimated transaction costs which was recorded when the assets and liabilities of Sea Ray were initially reclassified as held for sale.

In 2018 and 2017, the Company executed headcount reductions in the Fitness and Boat segments aimed at improving general operating efficiencies.

In 2018 and 2017, the Company recorded charges within Corporate related to the transition of certain corporate officers.

In 2018 and 2017, the Company executed integration activities within the Fitness segment related to its acquisition of Cybex International, Inc. As of June 30, 2018, all Cybex integration activities were complete.

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

The following table is a summary of the expense associated with the restructuring, exit, integration and impairment activities for the three months ended June 30, 2018 and July 1, 2017, as discussed above:

	June 30, 2018				July 1, 2017
(in millions)	Corporate	Fitness	Boat	Total	Fitness	Boat	Total
Restructuring and exit activities:
Employee termination and other benefits	$0.7	$0.4	$4.7	$5.8	$2.1	$0.4	$2.5
Current asset write-downs (gains on disposal)	—	(0.2)	15.5	15.3	—	—	—
Professional fees	—	—	2.9	2.9	—	—	—
Other	—	—	6.0	6.0	—	0.8	0.8
Asset disposition and impairment actions:
Definite-lived and other asset impairments	—	0.4	9.4	9.8	—	—	—
Disposal group valuation allowance reversal	—	—	(5.0)	(5.0)	—	—	—
Integration activities:
Employee termination and other benefits	—	—	—	—	0.9	—	0.9
Professional fees	—	—	—	—	1.4	—	1.4
Other	—	—	—	—	0.1	—	0.1
Total restructuring, exit, integration and impairment charges	$0.7	$0.6	$33.5	$34.8	$4.5	$1.2	$5.7

Total cash payments for restructuring, exit, integration and impairment charges (A)	$—	$3.8	$1.0	$4.8	$1.4	$1.3	$2.9
Accrued charges at end of the period (B)	$0.9	$1.0	$16.0	$17.9	$5.9	$3.5	$10.3
(A) Total cash payments for the three months ended June 30, 2017 also include $0.2 million of payments for Corporate restructuring, exit, integration and impairment charges. Cash payments may include payments related to prior period charges.
(B) Restructuring, exit, integration and impairment charges accrued as of June 30, 2017 also include $0.9 million of Corporate charges. The accrued charges are expected to be paid during 2018 and 2019.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table is a summary of the expense associated with the restructuring, exit, integration and impairment activities for the six months ended June 30, 2018 and July 1, 2017, as discussed above:

	June 30, 2018				July 1, 2017
(in millions)	Corporate	Fitness	Boat	Total	Corporate	Fitness	Boat	Total
Restructuring and exit activities:
Employee termination and other benefits	$0.7	$1.2	$6.7	$8.6	$2.4	$2.1	$2.6	$7.1
Current asset write-downs (gains on disposal)	—	(0.6)	15.5	14.9	—	—	7.2	7.2
Professional fees	—	—	3.5	3.5	—	—	0.8	0.8
Other	—	—	6.0	6.0	—	—	1.0	1.0
Asset disposition and impairment actions:
Definite-lived and other asset impairments	—	0.4	9.4	9.8	—	—	—	—
Valuation allowance reversal	—	—	(5.0)	(5.0)	—	—	—	—
Integration activities:
Employee termination and other benefits	—	0.0	—	0.0	—	2.0	—	2.0
Professional fees	—	0.7	—	0.7	—	2.6	—	2.6
Other	—	0.1	—	0.1	—	0.2	—	0.2
Total restructuring, exit, integration and impairment charges	$0.7	$1.8	$36.1	$38.6	$2.4	$6.9	$11.6	$20.9

Total cash payments for restructuring, exit, integration and impairment charges (A)	$0.3	$5.8	$1.2	$7.3	$0.7	$4.9	$2.8	$8.4
Accrued charges at end of the period (B)	$0.9	$1.0	$16.0	$17.9	$0.9	$5.9	$3.5	$10.3
(A) Cash payments may include payments related to prior period charges.
(B) The accrued charges are expected to be paid during 2018 and 2019.

Note 6 – Financial Instruments

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

Foreign Currency Derivatives. Forward exchange contracts outstanding at June 30, 2018, December 31, 2017 and July 1, 2017 had notional contract values of $333.1 million, $312.6 million and $309.3 million, respectively. Option contracts outstanding at June 30, 2018 and December 31, 2017 both had notional contract values of $18.0 million. There were no options contracts outstanding at July 1, 2017. The forward and option contracts outstanding at June 30, 2018 mature through 2019 and mainly relate to the Euro, Canadian dollar, Japanese yen and Australian dollar. As of June 30, 2018, the Company estimates that during the next 12 months, it will reclassify approximately $3.4 million of net gains (based on current rates) from Accumulated other comprehensive loss to Cost of sales.

Interest Rate Derivatives. The Company enters into fixed-to-floating interest rate swaps to convert a portion of the Company's long-term debt from fixed to floating rate debt. As of June 30, 2018, December 31, 2017 and July 1, 2017, the outstanding swaps had notional contract values of $200.0 million, of which $150.0 million corresponds to the Company's 4.625 percent Senior notes due 2021 and $50.0 million corresponds to the Company's 7.375 percent Debentures due 2023. These instruments have been designated as fair value hedges, with the fair value recorded in long-term debt.

As of June 30, 2018, December 31, 2017 and July 1, 2017, the Company had $2.9 million, $3.4 million and $4.0 million, respectively, of net deferred losses associated with all settled forward-starting interest rate swaps, which were designated as cash

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

flow hedges with gains and losses included in Accumulated other comprehensive loss. As of June 30, 2018, the Company estimates that during the next 12 months, it will reclassify approximately $0.6 million of net losses resulting from settled forward-starting interest rate swaps from Accumulated other comprehensive loss to Interest expense.

As of June 30, 2018, December 31, 2017 and July 1, 2017, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets				Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value			Balance Sheet Location	Fair Value
		Jun 30, 2018	Dec 31, 2017	Jul 1, 2017		Jun 30, 2018	Dec 31, 2017	Jul 1, 2017
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid expenses and other	$5.7	$2.5	$2.0	Accrued expenses	$1.7	$5.5	$3.2

Derivatives Designated as Fair Value Hedges
Interest rate contracts	Prepaid expenses and other	$2.1	$2.1	$2.1	Accrued expenses	$2.1	$1.8	$1.7
Interest rate contracts	Other long-term assets	—	0.7	3.3	Other long-term liabilities	3.1	0.3	—
Total		$2.1	$2.8	$5.4		$5.2	$2.1	$1.7

Other Hedging Activity
Foreign exchange contracts	Prepaid expenses and other	$1.4	$0.7	$0.3	Accrued expenses	$0.1	$0.1	$0.3

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2018 and July 1, 2017 was:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)				Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)
	Three Months Ended		Six Months Ended			Three Months Ended		Six Months Ended
	Jun 30, 2018	Jul 1, 2017	Jun 30, 2018	Jul 1, 2017		Jun 30, 2018	Jul 1, 2017	Jun 30, 2018	Jul 1, 2017
Interest rate contracts	$—	$—	$—	$—	Interest expense	$(0.2)	$(0.2)	$(0.5)	$(0.5)
Foreign exchange contracts	7.8	(2.4)	4.2	(4.9)	Cost of sales	(1.9)	1.1	(4.5)	2.1
Total	$7.8	$(2.4)	$4.2	$(4.9)		$(2.1)	$0.9	$(5.0)	$1.6

Derivatives Designated as Fair Value Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
		Three Months Ended		Six Months Ended
		Jun 30, 2018	Jul 1, 2017	Jun 30, 2018	Jul 1, 2017
Interest rate contracts	Interest expense	$(0.2)	$0.5	$(0.0)	$1.1

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Other Hedging Activity	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
		Three Months Ended		Six Months Ended
		Jun 30, 2018	Jul 1, 2017	Jun 30, 2018	Jul 1, 2017
Foreign exchange contracts	Cost of sales	$11.1	$(3.0)	$7.4	$(6.9)
Foreign exchange contracts	Other income (expense), net	1.8	(0.3)	0.7	(1.0)
Total		$12.9	$(3.3)	$8.1	$(7.9)

Fair Value of Other Financial Instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents and accounts and notes receivable approximate their fair values because of the short maturity of these instruments. At June 30, 2018, December 31, 2017 and July 1, 2017, the fair value of the Company’s long-term debt was approximately $491.4 million, $492.1 million and $499.3 million, respectively, and was determined using Level 1 and Level 2 inputs described in Note 7 – Fair Value Measurements, in the Notes to Consolidated Financial Statements in the 2017 Form 10-K. The carrying value of long-term debt, including current maturities, was $438.8 million, $439.1 million and $443.1 million as of June 30, 2018, December 31, 2017 and July 1, 2017, respectively.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 7 – Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018:

(in millions)	Level 1	Level 2	Total
Assets:
Short-term investments in marketable securities	$0.8	$—	$0.8
Restricted cash	9.4	—	9.4
Derivatives	—	9.2	9.2
Total assets	$10.2	$9.2	$19.4

Liabilities:
Derivatives	$—	$7.0	$7.0
Deferred compensation	3.9	30.0	33.9
Total liabilities at fair value	$3.9	$37.0	$40.9
Liabilities measured at net asset value			10.3
Total liabilities			$51.2

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017:

(in millions)	Level 1	Level 2	Total
Assets:
Cash equivalents	$34.4	$—	$34.4
Short-term investments in marketable securities	0.8	—	0.8
Restricted cash	9.4	—	9.4
Derivatives	—	6.0	6.0
Total assets	$44.6	$6.0	$50.6

Liabilities:
Derivatives	$—	$7.7	$7.7
Deferred compensation	4.0	30.1	34.1
Total liabilities at fair value	$4.0	$37.8	$41.8
Liabilities measured at net asset value			11.8
Total liabilities			$53.6

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

Note 8 – Share-Based Compensation

Under the Brunswick Corporation 2014 Stock Incentive Plan, the Company may grant stock options, stock appreciation rights (SARs), non-vested stock awards and performance awards to executives, other employees and non-employee directors from treasury shares and from authorized, but unissued, shares of common stock initially available for grant, in addition to: (i) the forfeiture of past awards; (ii) shares not issued upon the net settlement of SARs; or (iii) shares delivered to or withheld by the Company to pay the withholding taxes related to awards. As of June 30, 2018, 5.2 million shares remained available for grant.

Non-vested Stock Awards

The Company grants both stock-settled and cash-settled non-vested stock units and awards to key employees as determined by management and the Human Resources and Compensation Committee of the Board of Directors. The Company granted a nominal number of stock awards during the three months ended June 30, 2018 and did not grant any stock awards during the three months ended July 1, 2017. The Company granted 0.3 million and 0.2 million of stock awards during the six months ended June 30, 2018 and July 1, 2017, respectively. The Company recognizes the cost of non-vested stock units and awards on a straight-line basis over the requisite vesting period. Additionally, cash-settled non-vested stock units and awards are recorded as a liability on the balance sheet and adjusted to fair value each reporting period through stock compensation expense. During the three months and six months ended June 30, 2018, the Company charged $3.4 million and $5.9 million, respectively, and charged $2.8 million and $5.6 million during the three months and six months ended July 1, 2017, respectively, to compensation expense for non-vested stock awards.

As of June 30, 2018, there was $18.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. The Company expects this cost to be recognized over a weighted average period of 1.5 years.

Performance Awards

In February of 2018 and 2017, the Company granted 0.1 million performance shares to certain senior executives. Performance share awards are based on three performance measures: a cash flow return on investment (CFROI) measure, an operating margin (OM) measure and a total shareholder return (TSR) modifier. Performance shares are earned based on a three-year performance period commencing at the beginning of the calendar year of each grant. The performance shares earned are then subject to a TSR modifier based on stock returns measured against stock returns of a predefined comparator group over a three-year performance

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

period. Additionally, in February 2018 and 2017, the Company granted 24,490 and 26,300 performance shares, respectively, to certain officers and certain senior managers based on the respective measures and performance periods described above but excluding the TSR modifier. During the three months and six months ended June 30, 2018, the Company charged $1.7 million and $1.2 million, respectively, and charged $1.8 million and $3.1 million for the three months and six months ended July 1, 2017, respectively, to compensation expense based on projections of probable attainment of the performance measures and the projected TSR modifier used to determine the performance awards.

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

As of June 30, 2018, the Company had $6.8 million of total unrecognized compensation cost related to performance awards. The Company expects this cost to be recognized over a weighted average period of 1.3 years.

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

Note 9 – Earnings per Common Share

Basic earnings per common share is calculated by dividing Net earnings by the weighted average outstanding shares which includes certain vested, unissued equity awards during the period. Diluted earnings per common share is calculated similarly, except that the calculation includes the dilutive effect of stock-settled SARs, non-vested stock awards and performance awards.

Basic and diluted earnings per common share for the three months and six months ended June 30, 2018 and July 1, 2017 were calculated as follows:

	Three Months Ended		Six Months Ended
(in millions, except per share data)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net earnings	$79.0	$119.4	$151.9	$184.3

Weighted average outstanding shares-basic	87.6	89.8	87.8	90.0
Dilutive effect of common stock equivalents	0.6	0.8	0.7	0.8
Weighted average outstanding shares-diluted	88.2	90.6	88.5	90.8

Basic earnings per common share:	$0.90	$1.33	$1.73	$2.05

Diluted earnings per common share:	$0.90	$1.32	$1.72	$2.03

Share awards that were not included in the computation of diluted earnings per share because their inclusion was anti-dilutive were immaterial for all periods presented.

Note 10 – Commitments and Contingencies

There were no material changes during the three months and six months ended June 30, 2018 to the financial commitments or the legal and environmental commitments that were discussed in Note 13 in the Notes to Consolidated Financial Statements in the 2017 Form 10-K.

Product Warranties and Extended Warranties

The following activity related to product warranty liabilities was recorded in Accrued expenses during the six months ended June 30, 2018 and July 1, 2017:

(in millions)	June 30, 2018	July 1, 2017
Balance at beginning of period	$127.2	$112.6
Payments made	(36.4)	(34.1)
Provisions/additions for contracts issued/sold	39.1	38.0
Aggregate changes for preexisting warranties	7.5	(0.3)
Foreign currency translation	(0.8)	1.0
Other	0.3	(1.7)
Balance at end of period	$136.9	$115.5

The following activity related to deferred revenue for extended product warranty contracts was recorded in Accrued expenses and Other long-term liabilities during the six months ended June 30, 2018 and July 1, 2017:

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

(in millions)	June 30, 2018	July 1, 2017
Balance at beginning of period	$112.1	$90.6
Extended warranty contracts sold	30.7	26.0
Revenue recognized on existing extended warranty contracts	(18.7)	(14.5)
Foreign currency translation	(0.4)	0.3
Balance at end of period	$123.7	$102.4

Note 11 – Goodwill and Other Intangibles

Changes in the Company's goodwill during the six months ended June 30, 2018, by segment, are summarized below:

(in millions)	December 31, 2017	Acquisitions	Impairments	Adjustments	June 30, 2018
Marine Engine	$31.7	$—	$—	$(0.4)	$31.3
Boat	2.2	—	—	—	2.2
Fitness	391.4	—	—	(0.9)	390.5
Total	$425.3	$—	$—	$(1.3)	$424.0

Changes in the Company's goodwill during the six months ended July 1, 2017, by segment, are summarized below:

(in millions)	December 31, 2016	Acquisitions	Impairments	Adjustments	July 1, 2017
Marine Engine	$25.1	$—	$—	$0.8	$25.9
Boat	2.2	—	—	—	2.2
Fitness	386.5	—	—	3.0	389.5
Total	$413.8	$—	$—	$3.8	$417.6

Adjustments for the six months ended June 30, 2018 and July 1, 2017 primarily relate to the effect of foreign currency translation on goodwill denominated in currencies other than the U.S. dollar.

As of June 30, 2018, December 31, 2017 and July 1, 2017, the Company had no accumulated impairment loss.

The Company's intangible assets, included within Other intangibles, net on the Condensed Consolidated Balance Sheets as of June 30, 2018, December 31, 2017 and July 1, 2017, are summarized by intangible asset type below:

	June 30, 2018		December 31, 2017		July 1, 2017
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Customer relationships	$304.8	$(241.4)	$305.4	$(238.1)	$301.2	$(234.6)
Trade names	75.7	—	75.9	—	88.3	—
Patents and other	22.4	(17.4)	22.5	(16.6)	22.3	(15.5)
Total	$402.9	$(258.8)	$403.8	$(254.7)	$411.8	$(250.1)

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company's intangible assets, included within Other intangibles, net on the Condensed Consolidated Balance Sheets as of June 30, 2018, December 31, 2017 and July 1, 2017, are summarized by segment below:

	June 30, 2018		December 31, 2017		July 1, 2017
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Marine Engine	$77.8	$(39.3)	$78.3	$(38.5)	$73.1	$(37.5)
Boat	223.4	(203.4)	223.3	(202.8)	223.5	(202.4)
Fitness	101.7	(16.1)	102.2	(13.4)	115.2	(10.2)
Total	$402.9	$(258.8)	$403.8	$(254.7)	$411.8	$(250.1)

Gross amounts and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation. Aggregate amortization expense for intangibles was $2.2 million and $4.4 million for the three months and six months ended June 30, 2018, respectively. Aggregate amortization expense for intangibles was $2.1 million and $4.1 million for the three months and six months ended July 1, 2017, respectively.

Note 12 – Segment Data

Reportable Segments

The following table sets forth net sales and operating earnings (loss) of each of the Company's reportable segments, for the three months and six months ended June 30, 2018 and July 1, 2017:

	Net Sales				Operating Earnings (Loss)
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
(in millions)	Jun 30, 2018	Jul 1, 2017	Jun 30, 2018	Jul 1, 2017	Jun 30, 2018	Jul 1, 2017	Jun 30, 2018	Jul 1, 2017
Marine Engine	$834.3	$766.2	$1,521.4	$1,398.0	$149.1	$148.3	$244.8	$236.9
Boat	394.9	412.1	771.4	794.8	(32.2)	24.7	(17.8)	27.9
Marine eliminations	(80.5)	(76.8)	(177.1)	(166.6)	—	—	—	—
Total Marine	1,148.7	1,101.5	2,115.7	2,026.2	116.9	173.0	227.0	264.8
Fitness	252.2	250.5	496.6	486.1	14.3	18.5	25.3	36.8
Corporate/Other	—	—	—	—	(24.5)	(20.4)	(40.5)	(39.1)
Total	$1,400.9	$1,352.0	$2,612.3	$2,512.3	$106.7	$171.1	$211.8	$262.5

The following table sets forth total assets of each of the Company's reportable segments:

	Total Assets
(in millions)	Jun 30, 2018	Dec 31, 2017	Jul 1, 2017
Marine Engine	$1,345.7	$1,205.0	$1,220.2
Boat	408.1	411.6	433.8
Total Marine	1,753.8	1,616.6	1,654.0
Fitness	979.1	1,012.8	951.3
Corporate/Other	688.1	728.8	778.4
Total	$3,421.0	$3,358.2	$3,383.7

As of June 30, 2018, December 31, 2017 and July 1, 2017, the Company had $12.9 million, $12.7 million and $6.3 million, respectively, of net assets classified as held-for-sale within Net property in the Condensed Consolidated Balance Sheets.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 13 – Comprehensive Income

Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets includes foreign currency cumulative translation adjustments; prior service costs and credits and net actuarial gains and losses for defined benefit plans; and unrealized derivative gains and losses, all net of tax. Changes in the components of Accumulated other comprehensive loss, all net of tax, for the three months and six months ended June 30, 2018 and July 1, 2017 were as follows:

	Three Months Ended		Six Months Ended
(in millions)	Jun 30, 2018	Jul 1, 2017	Jun 30, 2018	Jul 1, 2017
Net earnings	$79.0	$119.4	$151.9	$184.3
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	(19.6)	4.0	(9.7)	11.4
Net change in unamortized prior service credits	(0.1)	(0.1)	(0.2)	(0.2)
Net change in unamortized actuarial losses	2.3	2.1	4.2	4.2
Net change in unrealized derivative losses	7.0	(2.3)	6.3	(4.5)
Total other comprehensive income (loss)	(10.4)	3.7	0.6	10.9
Comprehensive income	$68.6	$123.1	$152.5	$195.2

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the three months ended June 30, 2018:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Net derivative losses	Total
Beginning balance	$(21.7)	$(5.7)	$(308.9)	$(12.5)	$(348.8)
Other comprehensive income (loss) before reclassifications (A)	(19.6)	—	0.5	5.5	(13.6)
Amounts reclassified from Accumulated other comprehensive loss (B)	—	(0.1)	1.8	1.5	3.2
Net other comprehensive income (loss)	(19.6)	(0.1)	2.3	7.0	(10.4)
Ending balance	$(41.3)	$(5.8)	$(306.6)	$(5.5)	$(359.2)

(A) The tax effects for the three months ended June 30, 2018 were $2.1 million for foreign currency translation, $(0.2) million for net actuarial losses arising during the period and $(2.3) million for derivatives.
(B) See the table below for the tax effects for the three months ended June 30, 2018.

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the six months ended June 30, 2018:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Net derivative losses	Total
Beginning balance	$(31.6)	$(5.6)	$(310.8)	$(11.8)	$(359.8)
Other comprehensive income (loss) before reclassifications (A)	(9.7)	—	0.4	2.7	(6.6)
Amounts reclassified from Accumulated other comprehensive loss (B)	—	(0.2)	3.8	3.6	7.2
Net other comprehensive income (loss)	(9.7)	(0.2)	4.2	6.3	0.6
Ending balance	$(41.3)	$(5.8)	$(306.6)	$(5.5)	$(359.2)

(A) The tax effects for the six months ended June 30, 2018 were $2.3 million for foreign currency translation, $(0.1) million for net actuarial losses arising during the period and $(1.5) million for derivatives.
(B) See the table below for the tax effects for the six months ended June 30, 2018.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the three months ended July 1, 2017:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Net derivative losses	Total
Beginning balance	$(44.5)	$(5.2)	$(369.9)	$(7.8)	$(427.4)
Other comprehensive income (loss) before reclassifications (A)	4.0	—	(0.1)	(1.6)	2.3
Amounts reclassified from Accumulated other comprehensive loss (B)	—	(0.1)	2.2	(0.7)	1.4
Net other comprehensive income (loss)	4.0	(0.1)	2.1	(2.3)	3.7
Ending balance	$(40.5)	$(5.3)	$(367.8)	$(10.1)	$(423.7)

(A) The tax effects for the three months ended July 1, 2017 were $(1.6) million for foreign currency translation, $(0.1) million for net actuarial losses arising during the period and $0.8 million for derivatives.
(B) See the table below for the tax effects for the three months ended July 1, 2017.

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the six months ended July 1, 2017:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Net derivative losses	Total
Beginning balance	$(51.9)	$(5.1)	$(372.0)	$(5.6)	$(434.6)
Other comprehensive income (loss) before reclassifications (A)	11.4	—	(0.2)	(3.3)	7.9
Amounts reclassified from Accumulated other comprehensive loss (B)	—	(0.2)	4.4	(1.2)	3.0
Net other comprehensive income (loss)	11.4	(0.2)	4.2	(4.5)	10.9
Ending balance	$(40.5)	$(5.3)	$(367.8)	$(10.1)	$(423.7)

(A) The tax effects for the six months ended July 1, 2017 were $(3.2) million for foreign currency translation, $(0.2) million for net actuarial losses arising during the period and $1.6 million for derivatives.
(B) See the table below for the tax effects for the six months ended July 1, 2017.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents reclassification adjustments out of Accumulated other comprehensive loss during the three months and six months ended June 30, 2018 and July 1, 2017:

(in millions)	Three Months Ended		Six Months Ended
Details about Accumulated other comprehensive income (loss) components	Jun 30, 2018	Jul 1, 2017	Jun 30, 2018	Jul 1, 2017	Affected line item in the statement where net income is presented
Amortization of defined benefit items:
Prior service credits	$0.1	$0.2	$0.3	$0.4	Other income (expense), net
Net actuarial losses	(2.6)	(3.6)	(5.1)	(7.2)	Other income (expense), net
	(2.5)	(3.4)	(4.8)	(6.8)	Earnings before income taxes
	0.8	1.3	1.2	2.6	Income tax provision
	$(1.7)	$(2.1)	$(3.6)	$(4.2)	Net earnings

Amount of gain (loss) reclassified into earnings on derivative contracts:
Interest rate contracts	$(0.2)	$(0.2)	$(0.5)	$(0.5)	Interest expense
Foreign exchange contracts	(1.9)	1.1	(4.5)	2.1	Cost of sales
	(2.1)	0.9	(5.0)	1.6	Earnings before income taxes
	0.6	(0.2)	1.4	(0.4)	Income tax provision
	$(1.5)	$0.7	$(3.6)	$1.2	Net earnings

Note 14 – Income Taxes

The Company recognized an income tax provision for the three months and six months ended June 30, 2018 of $19.0 million and $46.2 million, respectively, which included a net tax benefit of $2.6 million and a net tax charge of $2.7 million, respectively. The net tax benefit of $2.6 million is primarily related to the excess tax benefit related to share based compensation and the release of foreign valuation allowances. The net tax charge of $2.7 million was primarily associated with updates related to 2017 tax reform net of the aforementioned three month tax benefits. The Company recognized an income tax provision for the three months and six months ended July 1, 2017 of $47.1 million and $69.1 million, respectively, which included net tax benefits of $2.3 million and $7.6 million, respectively. The net tax benefits of $2.3 million and $7.6 million were associated with the net excess tax benefits related to share-based compensation. The effective tax rate, which is calculated as the income tax provision as a percentage of pre-tax income, for the three months and six months ended June 30, 2018 was 19.4 percent and 23.3 percent, respectively. The effective tax rate for the three months and six months ended July 1, 2017 was 28.3 percent and 27.3 percent, respectively.

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

Due to the complexities involved in accounting for the enactment of the TCJA, the SEC staff issued Staff Accounting Bulletin (SAB) 118 which provided guidance on accounting for the income tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date to complete the accounting for the impact of the TCJA. SAB 118 allowed the Company to provide provisional estimates of the impact of the TCJA in our financial statements for the fourth quarter and year ended December 31, 2017. Accordingly, based on information and IRS guidance available as of the year ended December 31, 2017, we recorded a discrete net tax expense of $71.8 million in the fourth quarter and year ended

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

December 31, 2017. This expense consisted primarily of a net expense of $56.5 million for the write down of our net deferred tax assets due to the U.S. corporate income tax rate reduction and a net expense of $15.3 million for the one-time deemed repatriation tax. On the basis of updated guidance from the IRS and updates to our calculations, for the six months ended June 30, 2018, we recorded an additional discrete tax expense of $7.0 million primarily related to the one-time deemed repatriation tax. The Company has not completed its accounting for the income tax effects of the TCJA and the provisional amounts will continue to be refined as needed during the measurement period allowed by SAB 118. While the Company has made reasonable estimates of the impact of the U.S. corporate income tax rate reduction and the one-time deemed repatriation tax on unremitted earnings of foreign subsidiaries, these estimates could change as the Company completes its 2017 consolidated federal income tax return which could adjust deferred tax balances, refines its calculations of earnings and profits which could impact the repatriation tax calculation, and analyzes new IRS guidance related to the TCJA.

The TCJA created a new requirement that certain income (commonly referred to as "GILTI") earned by controlled foreign corporations (CFC’s) must be included currently in the gross income of the CFC’s U.S. shareholder. Because of the complexity of the new GILTI tax rules we are continuing to evaluate this provision of the TCJA. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Whether we expect to have future U.S. inclusions in taxable income related to GILTI depends not only on our current structure and estimated future results of global operations but also our intent and ability to modify our structure and/or our business. The Company has included an estimate of the GILTI tax in the Company’s annualized effective tax rate used to determine tax expense for the three months and six months ended June 30, 2018. However, we have not yet made a policy choice regarding whether to record deferred taxes on GILTI.

The Company will continue to analyze the effects of the TCJA on its financial statements and operations. Additional impacts from the enactment of the TCJA will be recorded as they are identified during the measurement period as allowed by SAB 118.

No deferred income taxes have been provided as of June 30, 2018, December 31, 2017 or July 1, 2017 on the applicable undistributed earnings of the non-U.S. subsidiaries where the indefinite reinvestment assertion has been applied. If at some future date these earnings cease to be indefinitely reinvested and are repatriated, the Company may be subject to additional U.S. income taxes and foreign withholding and other taxes on such amounts. The Company continues to provide deferred taxes, as required, on the undistributed net earnings of foreign subsidiaries and unconsolidated affiliates that are not deemed to be indefinitely reinvested in operations outside the United States.

As of June 30, 2018, December 31, 2017 and July 1, 2017, the Company had $2.8 million, $2.3 million and $3.5 million of gross unrecognized tax benefits, including interest, respectively. The Company believes it is reasonably possible that the total amount of gross unrecognized tax benefits as of June 30, 2018 could decrease by approximately $0.9 million in the next 12 months due to settlements with taxing authorities or lapses in the applicable statute of limitations.  Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be significant changes in the amount of unrecognized tax benefits in 2018, but the amount cannot be estimated.

The Company is regularly audited by federal, state and foreign tax authorities. The Internal Revenue Service (IRS) has completed its field examination and has issued its Revenue Agents Report through the 2014 tax year and all open issues have been resolved. The Company is currently open to tax examinations by the IRS for the 2014 through 2016 tax years. Primarily as a result of filing amended returns, which were generated by the closing of federal income tax audits, the Company is still open to state and local tax audits in major tax jurisdictions dating back to the 2012 taxable year. The Company is no longer subject to income tax examinations by any major foreign tax jurisdiction for years prior to 2013.
Note 15 – Postretirement Benefits

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Pension and other postretirement benefit costs included the following components for the three months and six months ended June 30, 2018 and July 1, 2017:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
(in millions)	Jun 30, 2018	Jul 1, 2017	Jun 30, 2018	Jul 1, 2017	Jun 30, 2018	Jul 1, 2017	Jun 30, 2018	Jul 1, 2017
Interest cost	$5.7	$7.1	$11.4	$14.2	$0.2	$0.4	$0.5	$0.7
Expected return on plan assets	(6.4)	(8.3)	(12.7)	(16.7)	—	—	—	—
Amortization of prior service credits	—	—	—	—	(0.1)	(0.2)	(0.3)	(0.4)
Amortization of net actuarial losses	2.6	3.6	5.1	7.2	—	—	—	—
Net pension and other benefit costs	$1.9	$2.4	$3.8	$4.7	$0.1	$0.2	$0.2	$0.3

Employer Contributions and Benefit Payments. During the six months ended June 30, 2018 and July 1, 2017, the Company contributed $35.0 million and $40.0 million, respectively, to its qualified pension plans. Company contributions are subject to change based on funding regulations and Company discretion. During the six months ended June 30, 2018 and July 1, 2017, the Company contributed $2.1 million to fund benefit payments to its nonqualified pension plan.

Note 16 – Debt

There was no significant activity in Long-term debt during the six months ended June 30, 2018 and July 1, 2017. See Note 16 in the Notes to Consolidated Financial Statements in the 2017 Form 10-K for details regarding the Company's debt.

In June 2016, the Company entered into an Amended and Restated Credit Agreement (Credit Facility). The Credit Facility amended and restated the Company's existing credit agreement, dated as of March 2011, as amended and restated as of June 2014. The Credit Facility provides for $300 million of borrowing capacity and is in effect through June 2021. No borrowings were outstanding as of or during the six months ended June 30, 2018, and available borrowing capacity totaled $296.0 million, net of $4.0 million of letters of credit outstanding under the Credit Facility. As of June 30, 2018, the Company was in compliance with the financial covenants in the Credit Facility. See Note 16 in the Notes to Consolidated Financial Statements in the 2017 Form 10-K for details regarding the Company's Credit Facility.

On June 28, 2018, the Company entered into an agreement with Morgan Stanley Senior Funding, Inc. to obtain a $1.1 billion, 364-Day Senior Unsecured Bridge Facility (Bridge Facility). This agreement was completed in anticipation of the acquisition of Power Products. Refer to Note 4 – Acquisitions for further details regarding the acquisition. On July 13, 2018, the Company executed the First Amendment to its Credit Facility to remove certain restrictions on the Company to incur unsecured debt with a maturity date before the Credit facility termination date. Simultaneously, $300 million of commitments related to the Bridge Facility were permanently terminated resulting in $800 million remaining under this facility.

Note 17 – Subsequent Events

On July 17, 2018, the Company's Board of Directors declared a quarterly dividend on its common stock of $0.19 per share. The dividend will be payable September 14, 2018 to shareholders of record as of August 21, 2018.

Refer to Note 16 – Debt in the Notes to Condensed Consolidated Financial Statements for details on acquisition-related debt activities occurring subsequent to June 30, 2018.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in Management’s Discussion and Analysis are based on non-GAAP financial measures. For example, the discussion of Brunswick Corporation's (Brunswick or the Company) cash flows includes an analysis of free cash flows and total liquidity, the discussion of the Company's net sales includes comparisons of net sales on a constant currency basis and excluding acquisitions and the discussion of the Company's earnings includes comparisons of diluted earnings per common share, as adjusted. A “non-GAAP financial measure” is a numerical measure of a registrant’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statements of comprehensive income, balance sheets or statements of cash flows of the issuer; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. Non-GAAP financial measures do not include operating and statistical measures.

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

Brunswick does not provide forward-looking guidance for certain financial measures on a GAAP basis because it is unable to predict certain items contained in the GAAP measures without unreasonable efforts. These items may include pension settlement charges, restructuring, exit, integration and impairment costs, special tax items, wind down activities related to Sport Yacht and Yacht operations and certain other unusual adjustments.

Overview and Outlook

As a result of the June 25, 2018 announcement regarding Sea Ray, starting in the second quarter of 2018, the results of the entire Sea Ray business are reported in continuing operations for GAAP purposes for all periods presented. Non-GAAP results exclude the Sport Yacht and Yacht component of the Sea Ray business, which is being wound down, but include the Sport Boat and Sport Cruiser component of the Sea Ray business, which the Company will continue to operate and reinvent. Outlook statements incorporate these changes unless otherwise noted. Refer to the Form 8-K dated July 19, 2018 and Note 3 – Discontinued Operations in the Notes to Condensed Consolidated Financial Statements for further information.

Overview

Net sales increased 4 percent during the second quarter of 2018 when compared with the second quarter of 2017. On a constant currency basis, net sales increased 3 percent over the comparative period. Sport Yacht and Yacht operations had an unfavorable impact on sales comparisons of 3 percent. Marine Engine segment net sales increased due to strong growth in both the outboard engine and parts and accessories businesses. Boat segment net sales decreased as significant declines in Sport Yacht and Yacht sales were partly offset by solid growth in the aluminum freshwater boat business, the recreational fiberglass boat businesses excluding sport yachts and yachts, and solid growth for Boston Whaler. Fitness segment net sales increased slightly reflecting solid growth in commercial strength driven by sales to domestic health clubs, mostly offset by declines in cardio products led by continued weakness in Cybex sales. International net sales for the Company increased 6 percent in the second quarter of 2018 on a GAAP basis when compared with the second quarter of 2017. On a constant currency basis, international sales increased 3 percent, driven by increases in Europe, rest-of-world regions and Canada, partially offset by declines in Asia-Pacific.

Net sales during the first six months of 2018 increased 4 percent on a GAAP basis compared with the first six months of 2017. International net sales increased 8 percent on a GAAP basis and increased 4 percent on a constant currency basis. Increases in international sales were primarily driven by Europe and Canada.

Operating earnings in the second quarter of 2018 were $106.7 million with an operating margin of 7.6 percent, which included restructuring, exit, integration and impairment charges of $34.8 million, losses of $27.4 million related to Sport Yacht and Yacht operations in addition to restructuring, exit, integration and impairment charges, $2.5 million of charges related to the planned Fitness business separation, acquisition-related costs of $2.5 million and $1.6 million of costs associated with an additional product field campaign in the Fitness segment. In the second quarter of 2017, the Company reported operating earnings of $171.1 million with an operating margin of 12.7 percent, which included restructuring, exit, integration and impairment charges of $5.7 million and losses of $3.4 million related to Sport Yacht and Yacht operations. The decrease in operating earnings reflected the factors described above as well as margin challenges in the Fitness and Marine Engine segments. These factors were partially offset by higher net sales and the favorable impact of foreign exchange.

Operating earnings in the first half of 2018 were $211.8 million with an operating margin of 8.1 percent, which included restructuring, exit, integration and impairment charges of $38.6 million, losses of $35.5 million related to Sport Yacht and Yacht operations in addition to restructuring, exit, integration and impairment charges, $4.2 million of charges related to the planned Fitness business separation, acquisition-related costs of $2.5 million and $1.6 million of costs associated with an additional product field campaign in the Fitness segment. In the first half of 2017, the Company reported operating earnings of $262.5 million, which included restructuring, exit, integration and impairment charges of $20.9 million and losses of $11.4 million related to Sport Yacht and Yacht operations. The decrease in operating earnings reflected the same factors as the quarterly period above.

Outlook

Brunswick does not provide forward-looking guidance for certain financial measures on a GAAP basis because it is unable to predict certain items contained in the GAAP measures without unreasonable efforts. These items may include pension settlement charges, restructuring, exit, integration and impairment costs, special tax items, wind down activities related to Sport Yacht and Yacht operations and certain other unusual adjustments.

The Company continues to expect that 2018 will be another year of outstanding revenue and earnings growth with excellent cash flow generation. The Company is targeting approximately 8 percent to 9 percent net sales growth when compared with 2017, including the impact of announced acquisitions, international demand impacts from tariffs and changes in foreign currency exchange rates. The Company's plan reflects the combined marine business revenue performance to benefit from a steady global marine market, new products and the successful execution of our M&A strategy. The Fitness segment is expected to benefit from recently introduced new products, including console and technology enhancements.

The Company projects gross margin to be down for the year as a percentage of sales, however not to the same degree as comparisons for the first half of the year, including the factors impacting net sales as discussed above. Operating margins are anticipated to decrease slightly, with operating leverage in the high single digits. The Company projects operating expenses, including research and development expenses, to be higher in 2018 when compared with 2017 as the Company continues to increase investment spending to support growth including new products, productivity initiatives and information technology. Operating expenses are projected to be slightly lower on a percentage of sales basis in 2018 versus 2017.

The Company is planning for its effective tax rate in 2018 to be approximately 21 percent to 22 percent based on existing tax laws.

Effective June 28, 2018, the Company entered into a definitive agreement to acquire Power Products – Global Marine & Mobile (Power Products) business for $910 million in cash. The acquisition is expected to close mid-August of 2018, subject to certain conditions. Refer to Note 4 – Acquisitions for further details.

Discontinued Operations

On December 5, 2017, the Board of Directors authorized the Company to exit its Sea Ray business, including the Meridian brand, as a result of, among other things, a material change in strategic direction and a review of the expected future cash flows, market conditions and business trends. The Company engaged in a thorough sales process and determined that the offers received did not reflect an appropriate value for the brands. As a result, the Board of Directors authorized the Company to end the sale process for its Sea Ray business. This action was announced on June 25, 2018. As part of this action, the Company decided to restructure, including discontinuing Sea Ray Sport Yacht and Yacht models and winding down yacht production in the third quarter of 2018, while continuing to operate and reinvent Sea Ray Sport Boat and Sport Cruiser operations.

The assets and liabilities of the Sea Ray business, which were previously reported as held for sale, have been reclassified to assets and liabilities in the Condensed Consolidated Balance Sheets for all periods presented. Additionally, the results of these businesses are no longer presented as discontinued operations in the Condensed Consolidated Statements of Cash Flows, the Condensed Consolidated Statements of Comprehensive Income and the Notes to Condensed Consolidated Financial Statements in any period presented. Refer to Note 3 – Discontinued Operations in the Notes to Condensed Consolidated Financial Statements for further information.

Matters Affecting Comparability

Certain events have occurred during the three months and six months ended June 30, 2018 and July 1, 2017 which the Company believes affect the comparability of the results of operations. The tables below summarize the impact of changes in currency exchange rates as well as the impact of recent acquisitions on the Company's net sales:

	Three Months Ended
	Net Sales		2018 vs. 2017
(in millions)	June 30, 2018	July 1, 2017	GAAP	Constant Currency Impact	Acquisition Benefit	Impact of Sport Yacht and Yacht
Marine Engine	$834.3	$766.2	8.9%	(1.0)%	1.3%	—
Boat	394.9	412.1	(4.2)%	(0.9)%	—	(8.6)%
Marine eliminations	(80.5)	(76.8)
Total Marine	1,148.7	1,101.5	4.3%	(1.0)%	0.9%	(3.4)%

Fitness	252.2	250.5	0.7%	(0.9)%	—	—
Total	$1,400.9	$1,352.0	3.6%	(1.0)%	0.7%	(2.7)%

	Six Months Ended
	Net Sales		2018 vs. 2017
(in millions)	June 30, 2018	July 1, 2017	GAAP	Constant Currency Impact	Acquisition Benefit	Impact of Sport Yacht and Yacht
Marine Engine	$1,521.4	$1,398.0	8.8%	(1.4)%	1.2%	—
Boat	771.4	794.8	(2.9)%	(1.2)%	—	(7.7)%
Marine eliminations	(177.1)	(166.6)
Total Marine	2,115.7	2,026.2	4.4%	(1.4)%	0.8%	(3.2)%

Fitness	496.6	486.1	2.2%	(1.6)%	—	—
Total	$2,612.3	$2,512.3	4.0%	(1.4)%	0.7%	(2.5)%

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

Additionally, operating earnings comparisons were positively affected by foreign exchange rates by approximately $5 million and $8 million in the second quarter and first half, respectively, of 2018 when compared with 2017. These estimates include the impact of translation on all sales and costs transacted in a currency other than the U.S. dollar, the impact of hedging activities and pricing actions in certain international markets in response to the changes in the exchange rate between the local currency and the U.S. dollar.

Restructuring, exit, integration and impairment charges. The Company recorded restructuring, exit, integration and impairment charges during the three months and six months ended June 30, 2018 and July 1, 2017. The following table summarizes these charges by cash charges and non-cash charges.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Cash charges:
Boat	$13.6	$1.2	$16.2	$4.4
Fitness	0.4	4.5	2.0	6.9
Corporate	0.7	—	0.7	2.4
Total cash charges	14.7	5.7	18.9	13.7
Non-cash charges (gains on disposal):
Boat	19.9	—	19.9	7.2
Fitness	0.2	—	(0.2)	—
Total non-cash charges	20.1	—	19.7	7.2
Total restructuring, exit, integration and impairment charges	$34.8	$5.7	$38.6	$20.9

Refer to Note 5 – Restructuring, Exit, Integration and Impairment Activities in the Notes to Condensed Consolidated Financial Statements for further information.

Retention of the Sea Ray business and wind down of Sport Yacht and Yacht operations. As a result of the decision to retain and restructure the Sea Ray business as discussed in Note 3 – Discontinued Operations in the Notes to Condensed Consolidated Financial Statements, starting in the second quarter of 2018, the results of the Sea Ray business are reported in continuing operations for GAAP purposes. As part of the restructuring, the Sport Yacht and Yacht component of the Sea Ray business is being wound down. The results of Sport Yacht and Yacht operations that are being wound down are summarized in the table below.

	Three Months Ended		2018 vs. 2017		Six Months Ended		2018 vs. 2017
(in millions)	June 30, 2018	July 1, 2017	$ Change	% Change	June 30, 2018	July 1, 2017	$ Change	% Change
Net sales (A)	$19.9	$53.1	$(33.2)	(62.5)%	$35.0	$92.0	$(57.0)	(62.0)%
Gross margin (A)	(23.3)	0.6	(23.9)	NM	(26.9)	(1.5)	(25.4)	NM
Restructuring, exit, integration and impairment charges	33.4	0.6	32.8	NM	34.2	0.9	33.3	NM
Operating loss (A)	(60.8)	(4.0)	(56.8)	NM	(69.7)	(12.3)	(57.4)	NM

(A) In the three months and six months ended June 30, 2018, Sport Yacht and Yacht results include $15.5 million of charges within Net sales related to estimated retail sales promotions to support the sale of sport yachts and yachts currently in the dealer pipeline.

Acquisitions. The Company acquired Lankhorst Taselaar B.V. (Lankhorst Taselaar) in the third quarter of 2017. Refer to Note 4 in the Notes to Consolidated Financial Statements in the 2017 Form 10-K for further details.

Fitness business separation charges. On March 1, 2018, the Company's Board of Directors authorized proceeding with a spin-off of its Fitness business. In connection with this planned action, the Company incurred $2.5 million and $4.2 million of charges within Selling, general and administrative expense during the three months ended and six months ended June 30, 2018, respectively. There were no comparable charges in 2017.

Adoption of new revenue standard. On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, (new revenue standard) using the modified retrospective method. As a result of applying the new revenue standard, the Company recognized a decrease of $9.7 million and $4.9 million in Net sales and a decrease of $10.6 million and $5.0 million in Operating earnings during the three months ended and six months ended June 30, 2018, respectively, when compared with previous GAAP. Refer to Note 1 – Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements for further information on the impact of the new revenue standard on the Company's consolidated financial statements. Refer to Note 2 – Revenue Recognition in the Notes to Condensed Consolidated Financial Statements for further discussion of the Company's revenue recognition policies and a presentation of disaggregated revenue.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended:

	Three Months Ended		2018 vs. 2017		Six Months Ended		2018 vs. 2017
(in millions, except per share data)	June 30, 2018	July 1, 2017	$ Change	% Change	June 30, 2018	July 1, 2017	$ Change	% Change
Net sales (B)	$1,400.9	$1,352.0	$48.9	3.6%	$2,612.3	$2,512.3	$100.0	4.0%
Gross margin (A) (B)	349.7	369.9	(20.2)	(5.5)%	659.7	671.1	(11.4)	(1.7)%
Restructuring, exit, integration and impairment charges	34.8	5.7	29.1	NM	38.6	20.9	17.7	84.7%
Operating earnings (B) (C) (D) (E)	106.7	171.1	(64.4)	(37.6)%	211.8	262.5	(50.7)	(19.3)%
Net earnings (B) (C) (D) (E) (F)	79.0	119.4	(40.4)	(33.8)%	151.9	184.3	(32.4)	(17.6)%

Diluted earnings per common share	$0.90	$1.32	$(0.42)	(31.8)%	$1.72	$2.03	$(0.31)	(15.3)%

Expressed as a percentage of Net sales:
Gross margin (B)	25.0%	27.4%		(240) bpts	25.3%	26.7%		(140) bpts
Selling, general and administrative expense (B) (C) (D) (E)	12.0%	11.6%		40 bpts	12.7%	12.5%		20 bpts
Research and development expense	2.8%	2.7%		10 bpts	2.9%	2.9%		0 bpts
Restructuring, exit, integration and impairment charges	2.5%	0.4%		210 bpts	1.5%	0.8%		70 bpts
Operating margin (B) (C) (D) (E)	7.6%	12.7%		(510) bpts	8.1%	10.4%		(230) bpts
__________

NM = not meaningful
bpts = basis points

(A)	Gross margin is defined as Net sales (sales) less Cost of sales (COS) as presented in the Condensed Consolidated Statements of Comprehensive Income.

(B)
Refer to the Matters Affecting Comparability section of the Management's Discussion and Analysis for the impact of Sea Ray Sport Yacht and Yacht operations on the Condensed Consolidated Statements of Comprehensive Income.

(C)	The Company recorded $2.5 million and $4.2 million in the second quarter and first half of 2018, respectively, of charges within SGA related to the planned Fitness business separation.

(D)
The Company recorded acquisition-related costs of $2.5 million in the both the second quarter and first half of 2018, respectively, within SGA. Refer to Note 4 – Acquisitions in the Notes to Condensed Consolidated Financial Statements for further details.

(E)	In both the second quarter and first half of 2018, the Company recorded $1.6 million of charges within COS related to an additional product field campaign within the Fitness segment.

(F)
Excludes a $1.0 million net benefit and a $0.2 million net benefit for special tax items for the second quarters of 2018 and 2017, respectively, and excludes a $5.7 million net charge and a $0.7 million net benefit for special tax items for the first halves of 2018 and 2017, respectively.

Net sales increased during the second quarter of 2018 when compared with the second quarter of 2017. Marine Engine segment net sales increased due to strong growth in propulsion, led by increases in outboard engines, particularly in higher horsepower categories, as well as strong growth in the parts and accessories businesses in both the product and the distribution categories. Boat segment net sales decreased due mostly to significant declines in Sport Yacht and Yacht sales. These declines were partly offset by solid growth in the aluminum freshwater boat business, the recreational fiberglass boat businesses excluding the impact of Sport Yacht and Yacht, and solid growth for Boston Whaler. Growth in the aluminum freshwater boat business benefited from successful efforts to increase production levels of pontoon boats. Fitness segment net sales increased slightly resulting from solid growth in commercial strength driven by sales to domestic health clubs, mostly offset by declines in cardio products led by continued weakness in Cybex sales. International net sales for the Company were 33 percent of consolidated net sales and increased 6 percent in the second quarter of 2018 on a GAAP basis when compared with the second quarter of 2017. On a constant currency basis, international sales increased 3 percent, driven by increases in Europe, rest-of-world regions and Canada, partially offset by declines in Asia-Pacific.

Net sales during the first six months of 2018 increased compared with the first six months of 2017, reflecting the same factors as the quarterly period above. International net sales were 34 percent of consolidated net sales and increased 8 percent on a GAAP basis and increased 4 percent on a constant currency basis. Increases in international sales were primarily driven by Europe and Canada.

Gross margin percentage was down in the second quarter of 2018 when compared with the same prior year period. The decrease in gross margin percentage reflected significant declines in Sport Yacht and Yacht operations, including estimated retail sales promotions to support the sale of sport yachts and yachts currently in the dealer pipeline, charges to facilitate winding down the business and lower sales volumes. Additionally, several unfavorable factors in the Fitness segment contributed to gross margin declines including higher freight costs, unfavorable changes in cost inflation and inefficiencies and sales mix. Partially offsetting these factors were volume benefits and favorable movements in foreign exchange rates. In the first six months of 2018, gross margin percentage declined due to the same factors described above.

Selling, general and administrative expense and Research and development expense increased overall and as a percentage of net sales during the second quarter of 2018 when compared with the second quarter of 2017. Both line items reflected planned spending increases to support new product promotion and development in the Marine Engine segment. Additionally, Selling, general and administrative expense included costs related to the planned Fitness business separation announced in the first quarter of 2018 and acquisition-related costs. In the first six months of 2018, Selling, general and administrative expense increased due to the same factors described above.

The Company recorded restructuring, exit and integration charges of $34.8 million and $38.6 million during the three months and six months ended June 30, 2018, respectively, and recorded $5.7 million and $20.9 million of charges during the three months and six months ended July 1, 2017, respectively. Refer to Note 5 – Restructuring, Exit, Integration and Impairment Activities in the Notes to Condensed Consolidated Financial Statements for further information.

The Company recorded Equity earnings of $1.4 million and $2.4 million in the three months and six months ended June 30, 2018, respectively, which were mainly related to the Company's marine and technology-related joint ventures. This compares with Equity earnings of $1.4 million and $3.7 million recorded in the three months and six months ended July 1, 2017, respectively. The Company recognized $(2.5) million in Other income (expense), net in the three months and six months ended June 30, 2018. This compares with $0.3 million and $(0.4) million recognized in Other income (expense), net in the three months and six months ended July 1, 2017, respectively. Other income (expense), net primarily includes pension and other postretirement benefit costs, the amortization of deferred income related to a trademark licensing agreement with AMF Bowling Centers, Inc. as discussed in Note 1 in the Notes to Consolidated Financial Statements in the 2017 Form 10-K, as well as remeasurement gains and losses resulting from changes in foreign currency rates.

Net interest expense increased slightly for the three months and six months ended June 30, 2018 when compared with the same prior year period and included the mark-to-market impact of the Company's fixed-to-floating rate interest rate swaps.

The Company recognized an income tax provision for the three months and six months ended June 30, 2018 of $19.0 million and $46.2 million, respectively, which included a net tax benefit of $2.6 million and a net tax charge of $2.7 million, respectively. The net tax benefit of $2.6 million is primarily related to the excess tax benefit related to share-based compensation and the release of foreign valuation allowances. The net tax charge of $2.7 million was primarily associated with updates related to 2017 tax reform net of excess tax benefits related to share-based compensation. The Company recognized an income tax provision for the three months and six months ended July 1, 2017 of $47.1 million and $69.1 million, respectively, which included net tax benefits of $2.3 million and $7.6 million, respectively. The net tax benefits of $2.3 million and $7.6 million were associated with the net excess tax benefits related to share-based compensation. The effective tax rate, which is calculated as the income tax provision as a percentage of pre-tax income, for the three months and six months ended June 30, 2018 was 19.4 percent and 23.3 percent, respectively. The effective tax rate for the three months and six months ended July 1, 2017 was 28.3 percent and 27.3 percent, respectively.

Due to the factors described in the preceding paragraphs, operating earnings, net earnings and diluted earnings per common share decreased during both the second quarter and first six months of 2018 when compared with the same prior year periods. Diluted earnings per common share includes the benefits of common stock repurchases on shares outstanding.

Diluted earnings per common share, as adjusted, increased by $0.12 per share, or 9 percent, to $1.50 per share for the second quarter of 2018 when compared with the second quarter of 2017, and included adjustments for the following items: restructuring, exit, integration and impairment charges were $0.32 per share, losses related to Sport Yacht and Yacht operations were $0.24 per share, costs associated with the planned Fitness business separation were $0.02 per share, acquisition-related costs were $0.02 per share, costs related to an additional product field campaign in the Fitness segment were $0.01 per share and special tax items were a net benefit of $0.01 per share. In 2017, Diluted earnings per common share, as adjusted included $0.04 per share of restructuring, exit, integration and impairment charges and a $0.02 per share unfavorable impact from Sport Yacht and Yacht operations.

Diluted earnings per common share, as adjusted, increased by $0.22 per share, or 10 percent, to $2.51 per share for the first half of 2018 when compared with the first half of 2017, and included adjustments for the following items: restructuring, exit, integration and impairment charges were $0.34 per share, losses related to Sport Yacht and Yacht operations were $0.32 per share, special tax items were a net charge of $0.06 per share, costs associated with the planned Fitness business separation were $0.04 per share, acquisition-related costs were $0.02 per share and costs related to an additional product field campaign in the Fitness segment were $0.01 per share. In 2017, Diluted earnings per common share, as adjusted included $0.19 per share of restructuring, exit, integration and impairment charges, an $0.08 per share unfavorable impact related to losses from Sport Yacht and Yacht operations and $0.01 per share of net benefits from special tax items.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the three months and six months ended:

	Three Months Ended		2018 vs. 2017		Six Months Ended		2018 vs. 2017
(in millions)	June 30, 2018	July 1, 2017	$ Change	% Change	June 30, 2018	July 1, 2017	$ Change	% Change
Net sales	$834.3	$766.2	$68.1	8.9%	$1,521.4	$1,398.0	$123.4	8.8%
Operating earnings (A)	149.1	148.3	0.8	0.5%	244.8	236.9	7.9	3.3%
Operating margin (A)	17.9%	19.4%		(150) bpts	16.1%	16.9%		(80) bpts
__________

bpts = basis points

(A) Includes $2.5 million of acquisition-related costs in the second quarter of 2018.

Marine Engine segment net sales increased due to strong growth in propulsion, led by increases in outboard engines, particularly in higher horsepower categories, as well as strong growth in the parts and accessories businesses in both the product and the distribution categories. Revenues from the Lankhorst Taselaar acquisition completed in the third quarter of 2017 accounted for 1 percent of the Marine Engine segment's overall revenue growth rate in the second quarter of 2018. International net sales were 29 percent of the segment's net sales in the second quarter of 2018 and increased 11 percent from the prior year on a GAAP basis. On a constant currency basis and excluding the impact of an acquisition, international net sales increased 3 percent due to increases in Europe and rest-of-world regions, partially offset by declines in Asia-Pacific.

Net sales for the Marine Engine segment increased in the first six months of 2018 when compared with the same prior year period due to the same factors described in the quarterly period above. International net sales were 30 percent of the segment's net sales in the first six months of 2018, and increased 10 percent from the prior year on a GAAP basis. On a constant currency basis and excluding the impact of an acquisition, international net sales increased 1 percent with increases in rest-of-world regions being partially offset by declines in Asia-Pacific.

Marine Engine segment operating earnings increased slightly in the second quarter of 2018 when compared with the same prior year period as a result of higher net sales and favorable impacts from changes in sales mix and changes in foreign currency exchange rates. These factors were partially offset by unfavorable plant efficiencies associated with production ramp-up for new products and warehouse management integration, planned spending increases for product promotion and development, and acquisition-related costs. Operating earnings for the first six months of 2018 increased when compared with the same prior year period due to the same factors described in the quarterly period.

Boat Segment

The following table sets forth Boat segment results for the three months and six months ended:

	Three Months Ended		2018 vs. 2017		Six Months Ended		2018 vs. 2017
(in millions)	June 30, 2018	July 1, 2017	$ Change	% Change	June 30, 2018	July 1, 2017	$ Change	% Change
Net sales (A)	$394.9	$412.1	$(17.2)	(4.2)%	$771.4	$794.8	$(23.4)	(2.9)%
Restructuring, exit, integration and impairment charges (A)	33.5	1.2	32.3	NM	36.1	11.6	24.5	NM
Operating earnings (A)	(32.2)	24.7	(56.9)	NM	(17.8)	27.9	(45.7)	NM
Operating margin (A)	(8.2)%	6.0%		NM	(2.3)%	3.5%		NM
__________

NM = not meaningful

(A) Refer to the Matters Affecting Comparability section of the Management's Discussion and Analysis for the impact of Sport Yacht and Yacht operations on the Boat segment results.

Boat segment net sales decreased due mostly to significant declines in the Sport Yacht and Yacht sales, which negatively affected sales comparisons by 9 percent. These declines were partly offset by solid growth in the aluminum freshwater boat business and the recreational fiberglass boat business excluding Sport Yacht and Yacht, and Boston Whaler. Growth in the aluminum freshwater boat business benefited from successful efforts to increase production levels of pontoon boats; and was partially offset by declines in aluminum fishing boats, reflecting the impact of Bass Pro's acquisition of Cabela's, which was a large distribution channel for the Lowe boat brand. Additionally, saltwater fishing net sales were flat as solid sales growth at Boston Whaler, evidencing the continuing trend of consumers favoring outboard powered boats, was offset by declines in smaller brands in this category. Global wholesale boat shipments were down slightly, but sales increases were aided by higher average selling prices as customers continue to migrate to boats with more content and higher horsepower engines. In addition, price increases were implemented in response to inflation, particularly in pontoons. International net sales were 29 percent of the segment's net sales in the second quarter of 2018, and increased 4 percent from the prior year on a GAAP basis and increased 1 percent on a constant currency basis. Sales increases in Canada were partially offset by decreases in rest-of-world regions and Europe.

Boat segment net sales increased in the first six months of 2018 when compared with the same prior year period due to the same factors described in the quarterly period above, except Sport Yacht and Yacht sales negatively affected sales comparisons by 8 percent. International net sales were 28 percent of the segment's net sales in the first six months of 2018, and increased 6 percent from the prior year on a GAAP basis. On a constant currency basis, international net sales increased 2 percent as increases in Canada were partially offset by decreases in rest-of-world regions.

Boat segment operating earnings decreased in the second quarter of 2018 when compared with the second quarter of 2017. The decrease was a result of higher restructuring, exit, integration and impairment charges mainly as a result of the winding down of Sport Yacht and Yacht operations, weaker operating performance of Sport Yacht and Yacht operations, including estimated retail sales promotions to support the sale of sport yachts and yachts currently in the dealer pipeline. Additionally, operating earnings were affected by less favorable plant efficiencies at certain boat facilities due in part to new product integrations. These factors were partially offset by increased net sales outside of Sport Yacht and Yacht operations.

Boat segment operating earnings decreased in the first six months of 2018 compared with 2017 due to the same factors discussed for the quarterly period above, except net sales outside of Sport Yacht and Yacht operations also included positive timing benefits from the adoption and implementation of the new revenue standard.

Fitness Segment

The following table sets forth Fitness segment results for the three months and six months ended:

	Three Months Ended		2018 vs. 2017		Six Months Ended		2018 vs. 2017
(in millions)	June 30, 2018	July 1, 2017	$ Change	% Change	June 30, 2018	July 1, 2017	$ Change	% Change
Net sales	$252.2	$250.5	$1.7	0.7%	$496.6	$486.1	$10.5	2.2%
Restructuring, exit, integration and impairment charges	0.6	4.5	(3.9)	NM	1.8	6.9	(5.1)	(73.9)%
Operating earnings (A)	14.3	18.5	(4.2)	(22.7)%	25.3	36.8	(11.5)	(31.3)%
Operating margin	5.7%	7.4%		(170) bpts	5.1%	7.6%		(250) bpts
__________

bpts = basis points
NM = not meaningful

(A) In the second quarter of 2018, $1.6 million of costs were recorded for an additional product field campaign.

Fitness segment net sales increased slightly, resulting from solid growth in commercial strength as demand for these products increased, mostly due to our well-positioned product offering and changing exerciser preferences. Commercial strength growth was mostly offset by a slight decrease in commercial cardio due to declines in sales of Cybex product. Sales growth was also negatively influenced by delayed shipments due to challenges at certain domestic warehouses. International net sales were 48 percent of the segment's net sales in the second quarter of 2018 and increased nominally on a GAAP basis and decreased 2 percent on a constant currency basis, reflecting declines in Asia-Pacific and Canada, along with increases in rest-of-world regions.

Net sales for the Fitness segment increased in the first six months of 2018 when compared with the same prior year period due to the same factors described in the quarterly period above. International net sales were 49 percent of the segment's net sales in the first six months of 2018, and increased 7 percent from the prior year on a GAAP basis. On a constant currency basis, international net sales increased 3 percent as a result of increases in Europe and rest-of-world regions.

Fitness segment operating earnings decreased as a result of several factors including higher freight costs, cost inflation and inefficiencies, an unfavorable impact from changes in sales mix and costs related to an additional product field campaign. These factors were partially offset by lower restructuring, exit, integration and impairment charges and benefits from higher sales. Fitness segment operating earnings decreased in the first six months of 2018 compared with 2017 due to the same factors discussed for the quarterly period above.
.
Corporate/Other

The following table sets forth Corporate/Other results for the three months and six months ended:

	Three Months Ended		2018 vs. 2017		Six Months Ended		2018 vs. 2017
(in millions)	June 30, 2018	July 1, 2017	$ Change	% Change	June 30, 2018	July 1, 2017	$ Change	% Change
Restructuring, exit, integration and impairment charges	$0.7	$—	$0.7	NM	$0.7	$2.4	$(1.7)	NM
Operating loss (A)	(24.5)	(20.4)	(4.1)	(20.1)%	(40.5)	(39.1)	(1.4)	(3.6)%
__________

NM = not meaningful

(A) In the three months and six months ended June 30, 2018, Corporate incurred $2.5 million and $4.2 million, respectively, of costs related to the planned Fitness business separation.

Corporate operating expenses increased in the second quarter of 2018 due in part to costs stemming from the planned Fitness business separation. Operating expenses increased in the first half of 2018 due to the same factors as the quarterly period, except favorable mark-to-market adjustments for deferred compensation arrangements were recorded in the first quarter of 2018.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the six months ended:

(in millions)	June 30, 2018	July 1, 2017
Net cash provided by operating activities of continuing operations	$200.9	$171.8
Net cash provided by (used for):
Plus: Capital expenditures	(90.3)	(107.9)
Plus: Proceeds from the sale of property, plant and equipment	0.2	7.8
Plus: Effect of exchange rate changes	(3.5)	4.5
Less: Cash paid for Fitness business separation costs, net of tax	(1.0)	—
Less: Cash impact of Sport Yacht and Yacht operations, net of tax	(13.8)	(8.2)
Free cash flow (A)	$122.1	$84.4
__________

(A) The Company defines “Free cash flow” as cash flow from operating and investing activities of continuing operations (excluding cash provided by or used for acquisitions, investments, purchases or sales/maturities of marketable securities and other investing activities, as well as cash paid for Fitness business separation costs, net of tax, and the cash impact of Sport Yacht and Yacht operations, net of tax) and the effect of exchange rate changes on cash and cash equivalents. Free cash flow is not intended as an alternative measure of cash flow from operations, as determined in accordance with GAAP in the United States. The Company uses this financial measure both in presenting its results to shareholders and the investment community and in its internal evaluation and management of its businesses. Management believes that this financial measure and the information it provides are useful to investors because it permits investors to view Brunswick’s performance using the same tool that management uses to gauge progress in achieving its goals. Management believes that the non-GAAP financial measure “Free cash flow” is also useful to investors because it is an indication of cash flow that may be available to fund investments in future growth initiatives.

Brunswick’s major sources of funds for capital investments, acquisitions, share repurchase programs and dividend payments are cash generated from operating activities, available cash and marketable securities balances and potential borrowings. The Company evaluates potential acquisitions, divestitures and joint ventures in the ordinary course of business.

2018 Cash Flow

In the first six months of 2018, net cash provided by operating activities of continuing operations totaled $200.9 million. The primary driver of the cash provided by operating activities was net earnings net of non-cash expense items, partially offset by a seasonal increase in working capital. Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Condensed Consolidated Balance Sheets, excluding the impact of acquisitions and non-cash adjustments. Accounts and notes receivable increased $93.2 million due primarily to normal seasonal changes in net sales and timing of collections in the Marine Engine segment. Partially offsetting these items was an increase in Accrued expenses of $25.1 million, primarily driven by restructuring and other charges related to the wind down of Sport Yacht and Yacht operations, partially offset by the payment of the prior year's variable compensation, which had been accrued as of December 31, 2017. Accounts payable increased $17.2 million due to normal volume increases.

Net cash used for investing activities during the first six months of 2018 totaled $96.1 million, which included capital expenditures of $90.3 million. The Company's capital spending focused on investments in new products as well as capacity expansion initiatives, mostly in the Marine segments.

Net cash used for financing activities was $114.2 million during the first six months of 2018. The cash outflow included common stock repurchase activity and cash dividends paid to common shareholders.

2017 Cash Flow

In the first six months of 2017, net cash provided by operating activities of continuing operations totaled $171.8 million. The primary driver of the cash provided by operating activities of continuing operations was net earnings net of non-cash expense items, partially offset by a seasonal increase in working capital. Accounts and notes receivable increased $107.6 million due primarily to normal seasonal changes in net sales and timing of collections in the Marine Engine segment. Net inventories increased by $14.4 million due to increases in production. Partially offsetting these items was an increase in Accrued expenses of $16.0 million, primarily driven by accrued rebates associated with higher sales, partially offset by the payment of the prior year's variable compensation which had been accrued as of December 31, 2016. Accounts payable increased $12.7 million due to normal volume increases.

Net cash used for investing activities during the first half of 2017 totaled $63.6 million, which included capital expenditures of $107.9 million. The Company's capital spending was focused on new product introductions and capacity expansion projects in all segments. Capital spending was partially offset by net proceeds from maturities of marketable securities of $35.0 million and proceeds from the sale of property, plant and equipment of $7.8 million.

Net cash used for financing activities was $98.1 million during the first half of 2017. The cash outflow included common stock repurchase activity and cash dividends paid to common shareholders.

Liquidity and Capital Resources

The Company views its highly liquid assets as of June 30, 2018, December 31, 2017, and July 1, 2017 as:

(in millions)	June 30, 2018	December 31, 2017	July 1, 2017
Cash and cash equivalents	$435.9	$448.8	$437.2
Short-term investments in marketable securities	0.8	0.8	0.8
Total cash, cash equivalents and marketable securities	$436.7	$449.6	$438.0

The following table sets forth an analysis of total liquidity as of June 30, 2018, December 31, 2017, and July 1, 2017:

(in millions)	June 30, 2018	December 31, 2017	July 1, 2017
Cash, cash equivalents and marketable securities	$436.7	$449.6	$438.0
Amounts available under lending facility (A)	296.0	295.7	295.7
Total liquidity (B)	$732.7	$745.3	$733.7

(A) See Note 16 – Debt in the Notes to Condensed Consolidated Financial Statements for further details on the Company's lending facility.
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

Cash, cash equivalents and marketable securities totaled $436.7 million as of June 30, 2018, a decrease of $12.9 million from $449.6 million as of December 31, 2017, and a decrease of $1.3 million from $438.0 million as of July 1, 2017. Total debt as of June 30, 2018, December 31, 2017 and July 1, 2017 was $433.7 million, $437.4 million and $444.0 million, respectively. The Company's debt-to-capitalization ratio was 22.4 percent as of June 30, 2018, down from 22.8 percent as of December 31, 2017 and up from 22.3 percent as of July 1, 2017.

In anticipation of the acquisition of Power Products, the Company entered into an agreement with Morgan Stanley Senior Funding, Inc. on June 28, 2018 to obtain a $1.1 billion, 364-Day Senior Unsecured Bridge Facility (Bridge Facility). On July 13, 2018, the Company executed the First Amendment to its Amended and Restated Credit Agreement (Credit Facility) to remove certain restrictions on the Company to incur unsecured debt with a maturity date before the Credit Facility termination date. Simultaneously, $300 million of commitments related to the Bridge Facility were permanently terminated resulting in $800 million remaining under the facility. At or prior to the planned closing of the acquisition in mid-August of 2018, the Company plans to replace the Bridge Facility with a combination of 1, 3 and 5 year term loan agreements. Later in 2018, the Company plans to refinance a portion of the term loans with long-term debt.

Management believes that the Company has adequate sources of liquidity to meet the Company's short-term and long-term needs.

The Company has executed share repurchases against authorizations approved by the Board of Directors in 2014 and 2016. In 2018, the Company repurchased $70 million of stock under these authorizations and, as of June 30, 2018, the remaining authorization was $40 million. The Company plans to pause the repurchase program until completion of the financing activities associated with the Power Products acquisition and the Fitness separation actions.

Quarterly dividend payments for the remainder of 2018 are expected to remain consistent with current levels. However, the Company may increase these levels as earnings and cash flows improve, consistent with its capital strategy.

Net working capital activity is projected to reflect a usage of cash in 2018 in the range of $20 million to $40 million, excluding the after-tax cash impact of winding down Sea Ray Sport Yacht and Yacht operations. Additionally, the Company is planning for capital expenditures of approximately $220 million to $230 million for the full year, reflecting increased investments in capacity to support growth, continued investments in product leadership as well as our decision to increase investment as a result of cash benefits from U.S. tax reform. Including the factors mentioned above and other factors, and also excluding the after-tax cash impact of winding down Sea Ray Sport Yacht and Yacht operations and the after-tax cash payments related to the planned Fitness business separation, the Company plans to generate free cash flow in the range of $200 million to $220 million.

The Company contributed $35.0 million to its qualified pension plans in the first half of 2018 compared with $40.0 million in the first half of 2017. The Company expects to make total contributions in the range of $150 million to $160 million during 2018. The increase in contributions is consistent with the Company's accelerated de-risking plan and previously announced actions. These amounts may be adjusted for several factors, including market conditions, pension funding regulations and Company discretion.

The Company also contributed $2.1 million to fund benefit payments in its nonqualified pension plan during the first six months of both 2018 and 2017, respectively, and expects to contribute approximately $2 million of additional funding to the plan through the remainder of 2018. Company contributions are subject to change based on market conditions, pension funding regulations and Company discretion.

Income Taxes

The Company expects its cash tax rate to be in the low-single digit percentage range in 2018, reflecting the recently enacted Tax Cuts and Jobs Act (TCJA) which reduced the U.S federal statutory rate from 35 percent to 21 percent. This also includes benefits from an income tax refund, deductions resulting from planned capital spending and increased pension contributions.

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

Recent Accounting Pronouncements

See Note 1 – Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements for the recent accounting pronouncements that have been adopted during the six months ended June 30, 2018, or will be adopted in future periods.

Forward-Looking Statements

Certain statements in this news release are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations, estimates and projections about Brunswick’s business and by their nature address matters that are, to different degrees, uncertain. Words such as “may,” “could,” “expect,” “intend,” “target,” “plan,” “seek,” “goal,” “estimate,” “believe,” “predict,” “outlook,” “anticipates” and similar expressions are intended to identify forward-looking statements. Such statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this news release. These risks include, but are not limited to: adverse general economic conditions, including reductions in consumer discretionary spending; our ability to implement our strategic plan and growth initiatives; our ability to complete and integrate targeted acquisitions; that strategic acquisitions or divestitures may not provide business benefits; the possibility that the proposed Fitness business separation or announced acquisition of the Global Marine Business of Power Products will not be consummated within the anticipated time period or at all, including as the result of regulatory, market, or other factors; the potential for disruption to our business in connection with these transactions, and the potential that Brunswick will not realize all of the expected benefits of these transactions; negative currency trends; fiscal policy concerns; adequate financing access for dealers and customers and our ability to access capital and credit markets; maintaining effective distribution; loss of key customers; inventory reductions by dealers, retailers, or independent boat builders; requirements for us to repurchase inventory; attracting and retaining skilled labor and implementing succession plans for key leadership; our ability to meet supply objectives; higher energy and fuel costs; our ability to protect our brands and intellectual property; absorbing fixed costs in production; managing expansion of manufacturing facilities; outages or breaches of technology systems; our ability to meet pension funding obligations; managing our share repurchases; competitive pricing pressures; our ability to develop new and innovative products and services at a competitive price, in legal compliance with existing rules; maintaining product quality and service standards; product liability, warranty, and other claims risks; legal and regulatory compliance, including increased costs, fines, and reputational risks; changes in income tax legislation or enforcement; having to record an impairment to the value of goodwill and other assets; certain divisive shareholder activist actions; international business risks; and weather and catastrophic event risks.

Additional risk factors are included in the Company’s Annual Report on Form 10-K for 2017, Quarterly Report on Form 10-Q for the period ended March 31, 2018, and this Quarterly Report on Form 10-Q for the period ended June 30, 2018. Forward-looking statements speak only as of the date on which they are made and Brunswick does not undertake any obligation to update them to reflect events or circumstances after the date of this quarterly report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices. The Company enters into various hedging transactions to mitigate these risks in accordance with guidelines established by the Company’s management. The Company does not use financial instruments for trading or speculative purposes. The Company’s risk management objectives are described in Note 6 – Financial Instruments in the Notes to Condensed Consolidated Financial Statements and Notes 1 and 14 in the Notes to Consolidated Financial Statements in the 2017 Form 10-K.

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

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

Brunswick’s operations and financial results are subject to various risks and uncertainties that could adversely affect the Company’s business, financial condition, results of operations, cash flows, and the trading price of Brunswick’s common stock. There have been no material changes to the risk factors previously disclosed in the 2017 Form 10-K and the Quarterly Report on Form 10-Q for the period ended March 31, 2018. other than as set forth below.

The inability to complete the acquisition of the Global Marine Business of Power Products, or the failure to successfully integrate that business, could negatively impact financial results.
On June 28, 2018, the Company entered into a definitive agreement to acquire Power Products – Global Marine & Mobile business, which includes the global marine, specialty vehicle, mobile, industrial power, and transportation aftermarket products businesses of Power Products. The closing of the transaction is subject to usual and customary closing conditions as well as regulatory review and approval. However, we cannot assure the timing and likelihood of completion of the proposed acquisition, including the timing, receipt, and terms and conditions of any required governmental and regulatory approvals for the proposed transaction. In addition, there is a risk of the occurrence of an event, change, or other circumstance that could give rise to the termination of the proposed transaction, and the possibility that the proposed transaction does not close, including due to the failure to satisfy closing conditions.
Acquisitions pose risks, such as our ability to project and evaluate market demand; maximize potential synergies and cost savings; make accurate accounting estimates; and achieve anticipated business objectives. The acquisition of the Power Products – Global Marine & Mobile business presents these and other integration risks, including:

•	the risk that the businesses of Brunswick and the Global Marine Business of Power Products will not be integrated successfully;

•	disruption from the proposed transaction could make it more difficult to maintain business and operational relationships;

•	the possibility that the expected synergies and value creation from the proposed transaction will not be realized or will not be realized within the expected time period;

•	the risk that unexpected costs will be incurred.

If the acquired business does not achieve projected results, our growth may be limited and our results adversely affected.
Changes to U.S. trade policy, tariffs, and import/export regulations may have a material adverse effect on our business, financial condition, and results of operations.

Changes in laws and policies governing foreign trade could adversely affect our business. As a result of recent policy changes, there may be greater restrictions and economic disincentives on international trade. The new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods. The Company, similar to many other multinational corporations, does a significant amount of business that would be impacted by changes to the trade policies of the U.S. and foreign countries (including governmental action related to tariffs and international trade agreements). Such changes have the potential to adversely impact the U.S. economy, our industry, and the global demand for our products and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has executed share repurchases against authorization approved by the Board of Directors in 2014 and 2016. In 2018, the Company repurchased $70 million of stock under these authorizations and as of June 30, 2018, the remaining authorization was $40 million.

During the three months ended June 30, 2018, the Company repurchased the following shares of its common stock:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Amount of Dollars that May Yet Be Used to Purchase Shares Under the Program
April 1 to April 28	121,109	$59.22	121,109
April 29 to May 26	279,106	61.03	279,106
May 27 to June 30	164,296	65.63	164,296
Total	564,511	$61.98	564,511	$39,819,107

Item 6.    Exhibits

2.1
Agreement and Plan of Merger, dated as of June 28, 2018, by and among the Company, Whitecap Company Merger Sub, LLC, Power Products Holdings, LLC, Power Products Industries, LLC, Genstar Capital Management LLC and the other parties thereto, as filed with the Securities and Exchange Commission on July 3, 2018 and hereby incorporated by reference

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

BRUNSWICK CORPORATION
August 1, 2018	By:	/s/ DANIEL J. TANNER
Daniel J. Tanner
Vice President and Controller*

*Mr. Tanner is signing this report both as a duly authorized officer and as the principal accounting officer.