Form 10-Q
period 2018-09-29
BRUNSWICK CORP
filed 2018-10-31
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 29, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of October 29, 2018 was 86,740,007.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 29, 2018

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BRUNSWICK CORPORATION Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net sales	$1,298.0	$1,141.5	$3,910.3	$3,653.8
Cost of sales	953.1	827.1	2,905.7	2,668.3
Selling, general and administrative expense	199.6	157.9	531.9	472.5
Research and development expense	36.3	35.5	113.3	108.6
Restructuring, exit, integration and impairment charges	17.7	6.8	56.3	27.7
Operating earnings	91.3	114.2	303.1	376.7
Equity earnings	1.6	1.5	4.0	5.2
Other expense, net	(0.8)	(1.0)	(3.3)	(1.4)
Earnings before interest and income taxes	92.1	114.7	303.8	380.5
Interest expense	(13.1)	(6.6)	(28.0)	(19.9)
Interest income	1.0	0.9	2.3	1.8
Transaction financing charges	(5.1)	—	(5.1)	—
Earnings before income taxes	74.9	109.0	273.0	362.4
Income tax provision	4.9	30.0	51.1	99.1
Net earnings	$70.0	$79.0	$221.9	$263.3

Earnings per common share:
Basic	$0.80	$0.89	$2.53	$2.94
Diluted	$0.80	$0.88	$2.51	$2.91

Weighted average shares used for computation of:
Basic earnings per common share	87.3	89.1	87.7	89.7
Diluted earnings per common share	87.9	89.8	88.3	90.5

Comprehensive income	$72.5	$90.7	$225.0	$285.9

Cash dividends declared per common share	$0.19	$0.165	$0.57	$0.495

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Balance Sheets (unaudited)

(in millions)	September 29, 2018	December 31, 2017	September 30, 2017
Assets
Current assets
Cash and cash equivalents, at cost, which approximates fair value	$302.4	$448.8	$391.1
Restricted cash	9.5	9.4	10.7
Short-term investments in marketable securities	0.8	0.8	0.8
Total cash and short-term investments in marketable securities	312.7	459.0	402.6
Accounts and notes receivable, less allowances of $10.1, $9.2 and $10.2	577.8	485.3	476.4
Inventories
Finished goods	579.2	521.3	530.5
Work-in-process	106.9	119.3	126.7
Raw materials	212.7	187.1	191.4
Net inventories	898.8	827.7	848.6
Prepaid expenses and other	76.9	74.7	49.1
Current assets	1,866.2	1,846.7	1,776.7

Property
Land	24.0	25.1	25.0
Buildings and improvements	446.2	412.8	414.6
Equipment	1,072.5	1,027.7	1,008.9
Total land, buildings and improvements and equipment	1,542.7	1,465.6	1,448.5
Accumulated depreciation	(944.1)	(895.8)	(888.4)
Net land, buildings and improvements and equipment	598.6	569.8	560.1
Unamortized product tooling costs	132.0	136.2	146.3
Net property	730.6	706.0	706.4

Other assets
Goodwill	768.4	425.3	426.3
Other intangibles, net	670.3	149.1	165.5
Equity investments	26.4	25.1	21.7
Deferred income tax asset	99.9	165.6	256.1
Other long-term assets	49.1	40.4	46.5
Other assets	1,614.1	805.5	916.1

Total assets	$4,210.9	$3,358.2	$3,399.2

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Balance Sheets (unaudited)

(in millions)	September 29, 2018	December 31, 2017	September 30, 2017
Liabilities and shareholders’ equity
Current liabilities
Short-term debt and current maturities of long-term debt	$338.8	$5.6	$4.2
Accounts payable	477.2	420.5	397.3
Accrued expenses	668.6	609.0	578.6
Current liabilities	1,484.6	1,035.1	980.1

Long-term liabilities
Debt	891.0	431.8	437.6
Postretirement benefits	75.5	220.8	226.5
Other	201.7	187.6	184.9
Long-term liabilities	1,168.2	840.2	849.0

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares; outstanding: 86,740,000, 87,537,000 and 87,687,000 shares	76.9	76.9	76.9
Additional paid-in capital	365.9	374.4	371.5
Retained earnings	2,110.5	1,966.8	2,100.2
Treasury stock, at cost: 15,798,000, 15,001,000 and 14,851,000 shares	(638.5)	(575.4)	(566.5)
Accumulated other comprehensive loss, net of tax	(356.7)	(359.8)	(412.0)
Shareholders’ equity	1,558.1	1,482.9	1,570.1

Total liabilities and shareholders’ equity	$4,210.9	$3,358.2	$3,399.2

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
(in millions)	September 29, 2018	September 30, 2017
Cash flows from operating activities
Net earnings	$221.9	$263.3
Stock compensation expense	13.2	14.4
Depreciation and amortization	104.8	83.2
Pension (funding), net of expense	(157.0)	(51.0)
Asset impairment charges	41.2	9.8
Deferred income taxes	28.4	50.0
Changes in certain current assets and current liabilities	(56.6)	(100.6)
Long-term extended warranty contracts and other deferred revenue	12.2	12.8
Fitness business separation costs	12.9	—
Cash paid for Fitness business separation costs	(6.8)	—
Income taxes	17.1	(16.5)
Other, net	2.7	(10.3)
Net cash provided by operating activities of continuing operations	234.0	255.1
Net cash used for operating activities of discontinued operations	—	(0.3)
Net cash provided by operating activities	234.0	254.8

Cash flows from investing activities
Capital expenditures	(124.8)	(153.4)
Sales or maturities of marketable securities	—	35.0
Investments	(2.2)	4.5
Acquisition of businesses, net of cash acquired	(910.0)	(15.5)
Proceeds from the sale of property, plant and equipment	6.5	8.0
Other, net	(0.2)	(0.5)
Net cash used for investing activities	(1,030.7)	(121.9)

Cash flows from financing activities
Net proceeds from issuances of short-term debt	298.9	—
Net proceeds from issuances of long-term debt	497.7	—
Payments of long-term debt including current maturities	(0.7)	(1.3)
Common stock repurchases	(75.0)	(120.0)
Cash dividends paid	(49.6)	(44.0)
Proceeds from share-based compensation activity	1.4	6.1
Tax withholding associated with shares issued for share-based compensation	(12.5)	(14.5)
Other, net	(6.2)	—
Net cash provided by (used for) financing activities	654.0	(173.7)

Effect of exchange rate changes	(3.6)	9.0
Net decrease in Cash and cash equivalents and Restricted cash	(146.3)	(31.8)
Cash and cash equivalents and Restricted cash at beginning of period	458.2	433.6

Cash and cash equivalents and Restricted cash at end of period	311.9	401.8
Less: Restricted cash	9.5	10.7
Cash and cash equivalents at end of period	$302.4	$391.1

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

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Saturday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The third quarter of fiscal year 2018 ended on September 29, 2018 and the third quarter of fiscal year 2017 ended on September 30, 2017.

As a result of the Company's June 25, 2018 announcement ending the sale process for its Sea Ray business, starting in the second quarter of 2018, the results of the Sea Ray business are reported in continuing operations. Refer to the Form 8-K dated July 19, 2018 and Note 3 – Discontinued Operations in the Notes to Condensed Consolidated Financial Statements for further information.

On March 1, 2018, the Company announced that its Board of Directors authorized proceeding with a spin-off of its Fitness business. Following the proposed transaction, the Fitness business will be an independent, standalone, publicly-traded company, which will be formally named at a later date. The proposed transaction is anticipated to be tax-free to Brunswick shareholders and is expected to be completed in the first quarter of 2019, or as promptly thereafter as practicable. The Company is also evaluating other separation options, including a sale of the business.

Recently Adopted Accounting Standards

Presentation of Benefit Costs: In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amended the Accounting Standards Codification (ASC) related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. The amendment requires entities to present the current-service-cost component with other current compensation costs in the income statement within income from operations and present the other components outside of income from operations. The Company adopted this amendment retrospectively during the first quarter of 2018. As a result, $1.1 million and $1.4 million were reclassified from Cost of sales and Selling, general and administrative expense, respectively, to Other income (expense), net for the three months ended September 30, 2017. The Company reclassified $3.2 million and $4.2 million from Cost of sales and Selling, general and administrative expense, respectively, to Other income (expense), net for the nine months ended September 30, 2017. The Company elected to apply the practical expedient that permits the use of previously disclosed service cost and other costs from the prior year postretirement benefits footnote in the comparative periods as appropriate estimates when retrospectively changing the presentation of these costs.

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

Revenue Recognition: In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (new revenue standard), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. On January 1, 2018, the Company adopted the new revenue standard and all related amendments for all contracts using the modified retrospective method. The Company did not elect to separately evaluate contract modifications occurring before the

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

adoption date. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the January 1, 2018 balance of retained earnings. Prior period information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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
The impact to the Company's Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Balance Sheets as of and for the three and nine months ended September 29, 2018 as a result of applying the new revenue standard was as follows:

	Three Months Ended September 29, 2018
(in millions)	As Reported	Effect of Change	Balances without adoption of ASC 606
Net sales	$1,298.0	$(15.7)	$1,282.3
Cost of sales	953.1	(6.2)	946.9

Earnings before income taxes	74.9	(9.5)	65.4
Income tax provision	4.9	(1.7)	3.2
Net earnings	$70.0	$(7.8)	$62.2

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Nine Months Ended September 29, 2018
(in millions)	As Reported	Effect of Change	Balances without adoption of ASC 606
Net sales	$3,910.3	$(10.8)	$3,899.5
Cost of sales	2,905.7	(6.2)	2,899.5

Earnings before income taxes	273.0	(4.6)	268.4
Income tax provision	51.1	(0.9)	50.2
Net earnings	$221.9	$(3.7)	$218.2

	As of September 29, 2018
	As Reported	Effect of Change	Balances without adoption of ASC 606
Assets
Accounts and notes receivable	$577.8	$(1.2)	$576.6
Deferred income tax asset	99.9	(8.1)	91.8

Liabilities
Accrued expenses	668.6	(34.5)	634.1

Shareholders' equity
Retained earnings	2,110.5	25.2	2,135.7
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
Recently Issued Accounting Standards

Cloud Computing Arrangements: In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendment is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASC amendment, but does not expect it will have a material impact on its consolidated financial statements.

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

Recognition of Leases: In February 2016, the FASB issued ASU 2016-02, Leases, (new leasing standard), which amended the ASC to require lessees to recognize assets and liabilities on the balance sheet for all leases with terms greater than twelve months. Lessees will recognize expenses similar to current lease accounting. The amendment is to be applied using a modified retrospective method with certain practical expedients, and is effective for fiscal years and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The Company plans to elect the practical expedients upon transition that will retain the lease classification and initial direct costs for any leases that exist prior to adoption. The Company will also not reassess whether any contracts entered into prior to adoption are leases.

In July, 2018, the FASB issued ASU 2018-11, Leases - Targeted Improvements, which amended the ASC to provide relief from implementing certain aspects of the new leasing standard. The amendment provides an additional (and optional) transition method to adopt the new leasing standard where an entity initially applies the new leasing standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company plans to elect this option and as a result, will not restate its condensed consolidated financial statements on the date of initial application. The Company anticipates the adoption of the standard will result in the recognition of approximately $85.0 million to $130.0 million in right-of-use assets and lease obligations on the Condensed Consolidated Balance Sheets and will not materially impact results on the Condensed Consolidated Statements of Comprehensive Income.

Note 2 – Revenue Recognition

The following tables present the Company's revenue for the three months and nine months ended September 29, 2018 into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors:

	Three Months Ended September 29, 2018
	Marine Engine	Boat	Fitness	Total
Geographic Markets
United States	$573.8	$264.2	$131.9	$969.9
Europe	87.1	22.4	46.4	155.9
Asia-Pacific	60.7	9.1	45.2	115.0
Canada	51.3	19.7	7.2	78.2
Rest-of-World	29.8	7.2	23.3	60.3
Marine eliminations	(81.3)	—	—	(81.3)
Total	$721.4	$322.6	$254.0	$1,298.0

Major Product Lines
Propulsion	$394.6	$—	$—	$394.6
Parts & Accessories	408.1	—	—	408.1
Aluminum Freshwater Boats	—	131.5	—	131.5
Recreational Fiberglass Boats	—	104.3	—	104.3
Saltwater Fishing Boats	—	86.8	—	86.8
Commercial Cardio Fitness Equipment	—	—	145.8	145.8
Commercial Strength Fitness Equipment	—	—	92.4	92.4
Consumer Fitness Equipment	—	—	15.8	15.8
Marine eliminations	(81.3)	—	—	(81.3)
Total	$721.4	$322.6	$254.0	$1,298.0

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Nine Months Ended September 29, 2018
	Marine Engine	Boat	Fitness	Total
Geographic Markets
United States	$1,644.7	$818.8	$385.9	$2,849.4
Europe	298.1	107.5	145.7	551.3
Asia-Pacific	161.6	23.0	126.2	310.8
Canada	119.6	124.6	21.4	265.6
Rest-of-World	100.1	20.1	71.4	191.6
Marine eliminations	(258.4)	—	—	(258.4)
Total	$2,065.7	$1,094.0	$750.6	$3,910.3

Major Product Lines
Propulsion	$1,199.9	$—	$—	$1,199.9
Parts & Accessories	1,124.2	—	—	1,124.2
Aluminum Freshwater Boats	—	465.0	—	465.0
Recreational Fiberglass Boats	—	372.5	—	372.5
Saltwater Fishing Boats	—	256.5	—	256.5
Commercial Cardio Fitness Equipment	—	—	421.3	421.3
Commercial Strength Fitness Equipment	—	—	273.2	273.2
Consumer Fitness Equipment	—	—	56.1	56.1
Marine eliminations	(258.4)	—	—	(258.4)
Total	$2,065.7	$1,094.0	$750.6	$3,910.3

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
As of January 1, 2018, $170.8 million of contract liabilities associated with extended warranties, customer deposits, and product rebates were reported in Accrued expenses and Other Long-term liabilities, and $14.5 million and $63.0 million of this amount was recognized as revenue during the three and nine months ended September 29, 2018, respectively. The revenue recognized primarily related to customer deposits. As of September 29, 2018, total contract liabilities were $181.6 million. The total amount of the transaction price allocated to unsatisfied performance obligations as of September 29, 2018 is $156.9 million for contracts greater than one year. The Company expects to recognize approximately $16.8 million of this amount in 2018, $72.4

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

million in 2019, and $67.7 million thereafter. Contract assets as of January 1, 2018 and September 29, 2018 were not material. In addition, costs to obtain and fulfill contracts during the period were not material.
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

Note 3 – Discontinued Operations

On December 5, 2017, the Board of Directors authorized the Company to exit its Sea Ray business, including the Meridian brand, as a result of, among other things, a material change in strategic direction and a review of the expected future cash flows, market conditions and business trends. The Company engaged in a thorough sales process and determined that the offers received did not reflect an appropriate value for the brand. As a result, the Board of Directors authorized the Company to end the sale process for its Sea Ray business. This action was announced on June 25, 2018. As part of this action, the Company decided to restructure the businesses, including discontinuing Sea Ray Sport Yacht and Yacht models and winding down yacht production, while reinventing Sea Ray Sport Boat and Sport Cruiser operations. The winding down of Sea Ray Sport Yacht and Yacht operations was largely completed as of the third quarter of 2018.

Due to the change in the plan of sale discussed above, the Sea Ray long-lived assets were measured at the lower of their carrying amount before being classified as held for sale, adjusted for any depreciation expense that would have been recognized had the assets been continuously classified as held and used, or their fair value at the date of the subsequent decision not to sell. As a result, the Company recorded a charge of $3.3 million, $2.4 million after-tax, for an impairment of long-lived assets for the three months ended September 29, 2018 and $12.7 million, $9.7 million after-tax, for the nine months ended September 29, 2018. The Company used independent market appraisals (a Level 2 input) to estimate the fair value of the two yacht manufacturing facilities. Additionally, the Company utilized experience from similar historical disposals and internal expertise related to current marketplace conditions (Level 3 inputs) to estimate the fair value of specific fixed assets related to the production of yacht models to be discontinued. The reassessment indicated that the carrying value, which included $3.8 million of catch-up depreciation for the period the assets were classified as held for sale, was greater than the fair value.

In connection with the wind down of Sea Ray Sport Yacht and Yacht operations, the Company recorded $0.3 million and $15.8 million for the three months and nine months ended September 29, 2018, respectively, as a reduction of revenue related to estimated retail sales promotions payable to customers to support the sale of sport yachts and yachts in the dealer pipeline. Further, the Company recorded charges necessary to facilitate the wind down of yacht production as discussed in Note 5 – Restructuring, Exit, Integration and Impairment Activities.

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

Note 4 – Acquisitions

On August 9, 2018, the Company completed its acquisition of the Global Marine Business of Power Products Holdings, LLC (Power Products) for $910.0 million in cash, on a cash-free, debt-free basis. Brunswick used a combination of 364-day, three-year and five-year term loans (Term Loans), totaling $800 million, along with cash on hand, to finance the acquisition as described in Note 16 – Debt in the Notes to Condensed Consolidated Financial Statements.

Power Products is a leading provider of electrical products to marine and other recreational and specialty vehicle markets. The acquisition advances Brunswick’s leadership by adding integrated electrical systems solutions to the marine market and an array of other mobile, specialty vehicle and industrial applications. Power Products is managed as part of the Marine Engine segment.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company accounted for the acquisition using the acquisition method of accounting in accordance with ASC 805, Business Combinations, with Brunswick being the acquiring entity, and reflects estimates and assumptions deemed appropriate by Company management. Transaction costs related to the acquisition were expensed as incurred within Selling, general and administrative expense and totaled $10.5 million and $13.0 million for the three months and nine months ended September 29, 2018, respectively. The net sales and operating loss of Power Products consolidated into Brunswick's financial statements since the date of acquisition were $33.3 million and $1.0 million, respectively, for both the three months and nine months ended September 29, 2018. The operating loss included $9.4 million of purchase accounting amortization.

Due to the recent timing of this acquisition, the purchase price allocation for the assets acquired and liabilities assumed is preliminary and subject to change within the allowed measurement period as the Company finalizes its fair value estimates. The following table is a summary of the assets acquired, liabilities assumed and net cash consideration paid for the Power Products acquisition during 2018:

(in millions)	Fair Value	Useful Life
Accounts and notes receivable	$38.3
Inventory	64.3
Goodwill (A)	344.2
Trade names	111.0	Indefinite
Customer relationships	430.0	15 years
Property and equipment	11.0
Other assets	5.6
Total assets acquired	1,004.4

Accounts payable	23.5
Accrued expenses	16.2
Deferred tax liabilities	54.7
Total liabilities assumed	94.4

Net cash consideration paid	$910.0
(A) The goodwill recorded for the acquisition of Power Products is not deductible for tax purposes.

Pro Forma Financial Information (Unaudited)

Prior to the acquisition, Power Products utilized a fiscal year ending August 31, and Brunswick’s fiscal year ends on December 31 of each year. As the Brunswick and Power Products fiscal years differ by more than 93 days, pursuant to Rule 11-02(c)(3) of Regulation S-X, Power Products’ historical unaudited financial information was adjusted for the purpose of presenting the Unaudited Pro Forma Net sales and Net earnings for the three months and nine months ended September 30, 2017. The Unaudited Pro Forma Net sales and Net earnings for the three months ended September 30, 2017 was prepared using Power Products’ historical unaudited Net sales and Net earnings for the three months ended November 30, 2017. The Unaudited Pro Forma Net sales and Net earnings for the nine months ended September 30, 2017 was prepared using Power Products’ historical unaudited Net sales and Net earnings for the nine months ended November 30, 2017.

The pro forma information has been prepared as if the Power Products acquisition and the related debt financing had occurred on January 1, 2017. These pro forma results are based on estimates and assumptions which the Company believes to be reasonable. They are not the results that would have been realized had the acquisition actually occurred on January 1, 2017 and are not necessarily indicative of Brunswick's consolidated results of net earnings in future periods. The pro forma results include adjustments primarily related to interest expense on the Term Loans and amortization of intangible assets. Additionally, the pro forma adjustments include the following non-recurring amounts:

(A) Transaction costs and;
(B) Expense related to the estimated fair value adjustment to inventory recognized as part of the application of purchase accounting.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended		Nine Months Ended
(in millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Pro forma Net sales	$1,323.4	$1,191.1	$4,060.5	$3,814.5
Pro forma Net earnings	90.3	74.9	245.2	231.4

Note 5 – Restructuring, Exit, Integration and Impairment Activities

In the third quarter of 2018, the Company recorded an impairment charge for the Cybex trade name as a result of declining operating performance and projected declines in sales. The Company used a relief-from-royalty analysis, using Level 3 inputs, to assess the fair value of the Cybex trade name. The impairment charge was recorded within the Fitness segment.

In the second quarter of 2018, the Company ended the sale process of its Sea Ray business and as a result of a change in the plan of sale, recorded an impairment of long-lived assets as discussed in Note 3 – Discontinued Operations. During the second and third quarters of 2018, the Company recorded additional charges in connection with the wind down of Sport Yacht and Yacht production, mainly relating to inventory write-downs, increased warranty liabilities and employee severance and retention bonuses. The Company also incurred transaction costs during the sale process. These costs were partially offset by the reversal of the valuation allowance in the second quarter of 2018 for estimated transaction costs which was recorded when the assets and liabilities of Sea Ray were initially reclassified as held for sale.

In 2018 and 2017, the Company executed headcount reductions in the Fitness and Boat segments aimed at improving general operating efficiencies.

In 2018 and 2017, the Company recorded charges within Corporate related to the transition of certain corporate officers.

In 2018 and 2017, the Company executed integration activities within the Fitness segment related to its acquisition of Cybex.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table is a summary of the expense associated with the restructuring, exit, integration and impairment activities for the three months ended September 29, 2018 and September 30, 2017, as discussed above:

	September 29, 2018			September 30, 2017
(in millions)	Fitness	Boat	Total	Fitness	Total
Restructuring and exit activities:
Employee termination and other benefits	$0.3	$1.7	$2.0	$1.6	$1.6
Current asset write-downs (gains on disposal)	(0.1)	3.2	3.1	2.6	2.6
Professional fees	—	1.2	1.2	—	—
Other	—	—	—	0.4	0.4
Asset disposition and impairment actions:
Trade name impairment	8.1	—	8.1	—	—
Definite-lived and other asset impairments	—	3.3	3.3	—	—
Integration activities:
Employee termination and other benefits	—	—	—	0.4	0.4
Professional fees	—	—	—	1.6	1.6
Other	—	—	—	0.2	0.2
Total restructuring, exit, integration and impairment charges	$8.3	$9.4	$17.7	$6.8	$6.8

Total cash payments for restructuring, exit, integration and impairment charges (A)	$0.7	$7.4	$8.3	$3.1	$4.1
Accrued charges at end of the period (B)	$0.6	$11.5	$12.8	$7.0	$10.4
(A) Total cash payments for the three months ended September 29, 2018 also include $0.2 million of payments for Corporate restructuring, exit, integration and impairment charges. Total cash payments for the three months ended September 30, 2017 also include $0.7 million and $0.3 million of payments for Boat and Corporate restructuring, exit, integration and impairment charges, respectively. Cash payments may include payments related to prior period charges.
(B) Restructuring, exit, integration and impairment charges accrued as of September 29, 2018 also include $0.7 million of Corporate charges. Restructuring, exit, integration and impairment charges accrued as of September 30, 2017 also include $2.8 million and $0.6 million of Boat and Corporate charges, respectively. The accrued charges are expected to be paid during 2018 and 2019.

The following table is a summary of the expense associated with the restructuring, exit, integration and impairment activities for the nine months ended September 29, 2018 and September 30, 2017, as discussed above:

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

	September 29, 2018				September 30, 2017
(in millions)	Corporate	Fitness	Boat	Total	Corporate	Fitness	Boat	Total
Restructuring and exit activities:
Employee termination and other benefits	$0.7	$1.5	$8.4	$10.6	$2.4	$3.7	$2.6	$8.7
Current asset write-downs (gains on disposal)	—	(0.7)	18.7	18.0	—	2.6	7.2	9.8
Professional fees	—	—	4.7	4.7	—	—	0.8	0.8
Other	—	—	6.0	6.0	—	0.4	1.0	1.4
Asset disposition and impairment actions:
Trade name impairment	—	8.1	—	8.1	—	—	—	—
Definite-lived and other asset impairments	—	0.4	12.7	13.1	—	—	—	—
Valuation allowance reversal	—	—	(5.0)	(5.0)	—	—	—	—
Integration activities:
Employee termination and other benefits	—	0.0	—	0.0	—	2.4	—	2.4
Professional fees	—	0.7	—	0.7	—	4.2	—	4.2
Other	—	0.1	—	0.1	—	0.4	—	0.4
Total restructuring, exit, integration and impairment charges	$0.7	$10.1	$45.5	$56.3	$2.4	$13.7	$11.6	$27.7

Total cash payments for restructuring, exit, integration and impairment charges (A)	$0.5	$6.5	$8.6	$15.6	$1.0	$8.0	$3.5	$12.5
Accrued charges at end of the period (B)	$0.7	$0.6	$11.5	$12.8	$0.6	$7.0	$2.8	$10.4
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

Foreign Currency Derivatives. Forward exchange contracts outstanding at September 29, 2018, December 31, 2017 and September 30, 2017 had notional contract values of $358.4 million, $312.6 million and $294.7 million, respectively. Option contracts outstanding at September 29, 2018, December 31, 2017 and September 30, 2017 had notional contract values of $27.2 million, $18.0 million and $18.0 million, respectively. The forward and option contracts outstanding at September 29, 2018 mature through 2020 and mainly relate to the Euro, Japanese Yen, Canadian dollar and Brazilian real. As of September 29, 2018, the Company estimates that during the next 12 months, it will reclassify approximately $4.3 million of net gains (based on current rates) from Accumulated other comprehensive loss to Cost of sales.

Interest Rate Derivatives. The Company enters into fixed-to-floating interest rate swaps to convert a portion of its long-term debt from fixed to floating rate debt. As of September 29, 2018, December 31, 2017 and September 30, 2017, the outstanding swaps had notional contract values of $200.0 million, of which $150.0 million corresponds to the Company's 4.625 percent Senior notes due 2021 and $50.0 million corresponds to the Company's 7.375 percent Debentures due 2023. These instruments have been designated as fair value hedges, with the fair value recorded in long-term debt.

As of September 29, 2018, December 31, 2017 and September 30, 2017, the Company had $2.7 million, $3.4 million and $3.7 million, respectively, of net deferred losses associated with all settled forward-starting interest rate swaps, which were designated as cash flow hedges with gains and losses included in Accumulated other comprehensive loss. As of September 29,

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

2018, the Company estimates that during the next 12 months, it will reclassify approximately $0.6 million of net losses resulting from settled forward-starting interest rate swaps from Accumulated other comprehensive loss to Interest expense.

As of September 29, 2018, December 31, 2017 and September 30, 2017, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets				Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value			Balance Sheet Location	Fair Value
		Sep 29, 2018	Dec 31, 2017	Sep 30, 2017		Sep 29, 2018	Dec 31, 2017	Sep 30, 2017
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid expenses and other	$4.8	$2.5	$1.7	Accrued expenses	$0.9	$5.5	$10.5

Derivatives Designated as Fair Value Hedges
Interest rate contracts	Prepaid expenses and other	$0.0	$2.1	$2.9	Accrued expenses	$0.1	$1.8	$2.3
Interest rate contracts	Other long-term assets	—	0.7	2.3	Other long-term liabilities	4.0	0.3	—
Total		$0.0	$2.8	$5.2		$4.1	$2.1	$2.3

Other Hedging Activity
Foreign exchange contracts	Prepaid expenses and other	$1.1	$0.7	$0.3	Accrued expenses	$0.7	$0.1	$0.3

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended September 29, 2018 and September 30, 2017 was:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)				Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)
	Three Months Ended		Nine Months Ended			Three Months Ended		Nine Months Ended
	Sep 29, 2018	Sep 30, 2017	Sep 29, 2018	Sep 30, 2017		Sep 29, 2018	Sep 30, 2017	Sep 29, 2018	Sep 30, 2017
Interest rate contracts	$—	$—	$—	$—	Interest expense	$(0.2)	$(0.3)	$(0.7)	$(0.8)
Foreign exchange contracts	1.2	(10.4)	5.4	(15.3)	Cost of sales	0.7	(0.9)	(3.8)	1.2
Total	$1.2	$(10.4)	$5.4	$(15.3)		$0.5	$(1.2)	$(4.5)	$0.4

Derivatives Designated as Fair Value Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
		Three Months Ended		Nine Months Ended
		Sep 29, 2018	Sep 30, 2017	Sep 29, 2018	Sep 30, 2017
Interest rate contracts	Interest expense	$0.1	$0.5	$0.1	$1.6

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Other Hedging Activity	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
		Three Months Ended		Nine Months Ended
		Sep 29, 2018	Sep 30, 2017	Sep 29, 2018	Sep 30, 2017
Foreign exchange contracts	Cost of sales	$0.7	$(4.9)	$8.1	$(11.8)
Foreign exchange contracts	Other expense, net	0.1	(0.1)	0.8	(1.1)
Total		$0.8	$(5.0)	$8.9	$(12.9)

Fair Value of Other Financial Instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents and accounts and notes receivable approximate their fair values because of the short maturity of these instruments. At September 29, 2018, December 31, 2017 and September 30, 2017, the fair value of the Company’s debt was approximately $1,279.8 million, $492.1 million and $492.8 million, respectively, and was determined using Level 1 and Level 2 inputs described in Note 7 – Fair Value Measurements in the Notes to Consolidated Financial Statements in the 2017 Form 10-K. The carrying value of debt, including short-term debt and current maturities of long-term debt, was $1,238.3 million, $439.1 million and $441.8 million as of September 29, 2018, December 31, 2017 and September 30, 2017, respectively.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 7 – Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 29, 2018:

(in millions)	Level 1	Level 2	Total
Assets:
Short-term investments in marketable securities	$0.8	$—	$0.8
Restricted cash	9.5	—	9.5
Derivatives	—	5.9	5.9
Total assets	$10.3	$5.9	$16.2

Liabilities:
Derivatives	$—	$5.7	$5.7
Deferred compensation	4.2	30.9	35.1
Total liabilities at fair value	$4.2	$36.6	$40.8
Liabilities measured at net asset value			11.0
Total liabilities			$51.8

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017:

(in millions)	Level 1	Level 2	Total
Assets:
Cash equivalents	$34.4	$—	$34.4
Short-term investments in marketable securities	0.8	—	0.8
Restricted cash	9.4	—	9.4
Derivatives	—	6.0	6.0
Total assets	$44.6	$6.0	$50.6

Liabilities:
Derivatives	$—	$7.7	$7.7
Deferred compensation	4.0	30.1	34.1
Total liabilities at fair value	$4.0	$37.8	$41.8
Liabilities measured at net asset value			11.8
Total liabilities			$53.6

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

Note 8 – Share-Based Compensation

Under the Brunswick Corporation 2014 Stock Incentive Plan, the Company may grant stock options, stock appreciation rights (SARs), non-vested stock awards and performance awards to executives, other employees and non-employee directors from treasury shares and from authorized, but unissued, shares of common stock initially available for grant, in addition to: (i) the forfeiture of past awards; (ii) shares not issued upon the net settlement of SARs; or (iii) shares delivered to or withheld by the Company to pay the withholding taxes related to awards. As of September 29, 2018, 5.2 million shares remained available for grant.

Non-vested Stock Awards

The Company grants both stock-settled and cash-settled non-vested stock units and awards to key employees as determined by management and the Human Resources and Compensation Committee of the Board of Directors. The Company granted a nominal number of stock awards during the three months ended September 29, 2018 and September 30, 2017. The Company granted 0.3 million and 0.2 million of stock awards during the nine months ended September 29, 2018 and September 30, 2017, respectively. The Company recognizes the cost of non-vested stock units and awards on a straight-line basis over the requisite vesting period. Additionally, cash-settled non-vested stock units and awards are recorded as a liability on the balance sheet and adjusted to fair value each reporting period through stock compensation expense. During the three months and nine months ended September 29, 2018, the Company charged $4.0 million and $9.9 million, respectively, and charged $2.9 million and $8.5 million during the three months and nine months ended September 30, 2017, respectively, to compensation expense for non-vested stock awards.

As of September 29, 2018, there was $16.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. The Company expects this cost to be recognized over a weighted average period of 1.3 years.

Performance Awards

In February of 2018 and 2017, the Company granted 0.1 million performance shares to certain senior executives. Performance share awards are based on three performance measures: a cash flow return on investment (CFROI) measure, an operating margin (OM) measure and a total shareholder return (TSR) modifier. Performance shares are earned based on a three-year performance period commencing at the beginning of the calendar year of each grant. The performance shares earned are then subject to a TSR modifier based on stock returns measured against stock returns of a predefined comparator group over a three-year performance

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

period. Additionally, in February 2018 and 2017, the Company granted 24,490 and 26,300 performance shares, respectively, to certain officers and certain senior managers based on the respective measures and performance periods described above but excluding the TSR modifier. During the three months and nine months ended September 29, 2018, the Company charged $2.1 million and $3.3 million, respectively, and charged $2.8 million and $5.9 million for the three months and nine months ended September 30, 2017, respectively, to compensation expense based on projections of probable attainment of the performance measures and the projected TSR modifier used to determine the performance awards.

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

As of September 29, 2018, the Company had $5.1 million of total unrecognized compensation cost related to performance awards. The Company expects this cost to be recognized over a weighted average period of 1.0 years.

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

Basic and diluted earnings per common share for the three months and nine months ended September 29, 2018 and September 30, 2017 were calculated as follows:

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net earnings	$70.0	$79.0	$221.9	$263.3

Weighted average outstanding shares-basic	87.3	89.1	87.7	89.7
Dilutive effect of common stock equivalents	0.6	0.7	0.6	0.8
Weighted average outstanding shares-diluted	87.9	89.8	88.3	90.5

Basic earnings per common share:	$0.80	$0.89	$2.53	$2.94
Diluted earnings per common share:	$0.80	$0.88	$2.51	$2.91

Share awards that were not included in the computation of diluted earnings per share because their inclusion was anti-dilutive were immaterial for all periods presented.

Note 10 – Commitments and Contingencies

In the third quarter of 2018, the Company recorded a $3.8 million charge within Selling, general and administrative expense related to a contract dispute following a customer’s failure to honor purchase commitments. The Company filed an arbitration claim against the customer for breach of contract and believes it has a meritorious position in the dispute, but has not yet recorded an offsetting receivable in the financial statements.

There were no material changes during the three months and nine months ended September 29, 2018 to the financial commitments or the legal and environmental commitments that were discussed in Note 13 in the Notes to Consolidated Financial Statements in the 2017 Form 10-K.

Product Warranties and Extended Warranties

The following activity related to product warranty liabilities was recorded in Accrued expenses during the nine months ended September 29, 2018 and September 30, 2017:

(in millions)	September 29, 2018	September 30, 2017
Balance at beginning of period	$127.2	$112.6
Payments made	(60.2)	(53.5)
Provisions/additions for contracts issued/sold	59.1	54.8
Aggregate changes for preexisting warranties	8.9	(1.1)
Foreign currency translation	(0.8)	2.3
Acquisitions	2.6	—
Other	0.4	(1.3)
Balance at end of period	$137.2	$113.8

The following activity related to deferred revenue for extended product warranty contracts was recorded in Accrued expenses and Other long-term liabilities during the nine months ended September 29, 2018 and September 30, 2017:

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

(in millions)	September 29, 2018	September 30, 2017
Balance at beginning of period	$112.1	$90.6
Extended warranty contracts sold	43.3	39.3
Revenue recognized on existing extended warranty contracts	(25.4)	(23.8)
Foreign currency translation	(0.7)	1.1
Balance at end of period	$129.3	$107.2

Note 11 – Goodwill and Other Intangibles

Changes in the Company's goodwill during the nine months ended September 29, 2018, by segment, are summarized below:

(in millions)	December 31, 2017	Acquisitions	Impairments	Adjustments	September 29, 2018
Marine Engine	$31.7	$344.2	$—	$(0.5)	$375.4
Boat	2.2	—	—	—	2.2
Fitness	391.4	—	—	(0.6)	390.8
Total	$425.3	$344.2	$—	$(1.1)	$768.4

Changes in the Company's goodwill during the nine months ended September 30, 2017, by segment, are summarized below:

(in millions)	December 31, 2016	Acquisitions	Impairments	Adjustments	September 30, 2017
Marine Engine	$25.1	$5.8	$—	$1.4	$32.3
Boat	2.2	—	—	—	2.2
Fitness	386.5	—	—	5.3	391.8
Total	$413.8	$5.8	$—	$6.7	$426.3

Adjustments for the nine months ended September 29, 2018 and September 30, 2017 primarily relate to the effect of foreign currency translation on goodwill denominated in currencies other than the U.S. dollar. See Note 4 – Acquisitions for further details on the Company's acquisitions.

As of September 29, 2018, December 31, 2017 and September 30, 2017, the Company had no accumulated impairment loss on Goodwill.

The Company's intangible assets, included within Other intangibles, net on the Condensed Consolidated Balance Sheets as of September 29, 2018, December 31, 2017 and September 30, 2017, are summarized by intangible asset type below:

	September 29, 2018		December 31, 2017		September 30, 2017
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Customer relationships	$735.0	$(247.9)	$305.4	$(238.1)	$305.7	$(236.5)
Trade names	178.6	—	75.9	—	89.9	—
Patents and other	22.4	(17.8)	22.5	(16.6)	22.5	(16.1)
Total	$936.0	$(265.7)	$403.8	$(254.7)	$418.1	$(252.6)

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company's intangible assets, included within Other intangibles, net on the Condensed Consolidated Balance Sheets as of September 29, 2018, December 31, 2017 and September 30, 2017, are summarized by segment below:

	September 29, 2018		December 31, 2017		September 30, 2017
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Marine Engine	$618.9	$(44.5)	$78.3	$(38.5)	$78.6	$(38.1)
Boat	223.4	(203.7)	223.3	(202.8)	223.5	(202.7)
Fitness	93.7	(17.5)	102.2	(13.4)	116.0	(11.8)
Total	$936.0	$(265.7)	$403.8	$(254.7)	$418.1	$(252.6)

In the third quarter of 2018, the Company recorded an impairment charge relating to the Cybex trade name. Refer to Note 5 – Restructuring, Exit, Integration and Impairment Activities for further details.

Gross amounts and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation. See Note 4 –Acquisitions for further details on intangibles acquired during 2018. Aggregate amortization expense for intangibles was $6.8 million and $11.2 million for the three months and nine months ended September 29, 2018, respectively. Aggregate amortization expense for intangibles was $2.1 million and $6.2 million for the three months and nine months ended September 30, 2017, respectively.

Note 12 – Segment Data

Reportable Segments

The following table sets forth net sales and operating earnings (loss) of each of the Company's reportable segments, for the three months and nine months ended September 29, 2018 and September 30, 2017:

	Net Sales				Operating Earnings (Loss)
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
(in millions)	Sep 29, 2018	Sep 30, 2017	Sep 29, 2018	Sep 30, 2017	Sep 29, 2018	Sep 30, 2017	Sep 29, 2018	Sep 30, 2017
Marine Engine	$802.7	$669.2	$2,324.1	$2,067.2	$128.1	$115.2	$372.9	$352.1
Boat	322.6	309.3	1,094.0	1,104.1	(5.0)	0.1	(22.8)	28.0
Marine eliminations	(81.3)	(79.8)	(258.4)	(246.4)	—	—	—	—
Total Marine	1,044.0	898.7	3,159.7	2,924.9	123.1	115.3	350.1	380.1
Fitness	254.0	242.8	750.6	728.9	(0.2)	19.4	25.1	56.2
Corporate/Other	—	—	—	—	(31.6)	(20.5)	(72.1)	(59.6)
Total	$1,298.0	$1,141.5	$3,910.3	$3,653.8	$91.3	$114.2	$303.1	$376.7

The following table sets forth total assets of each of the Company's reportable segments:

	Total Assets
(in millions)	Sep 29, 2018	Dec 31, 2017	Sep 30, 2017
Marine Engine	$2,304.2	$1,205.0	$1,195.3
Boat	420.6	411.6	467.7
Total Marine	2,724.8	1,616.6	1,663.0
Fitness	976.3	1,012.8	1,005.0
Corporate/Other	509.8	728.8	731.2
Total	$4,210.9	$3,358.2	$3,399.2

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of September 29, 2018, December 31, 2017 and September 30, 2017, the Company had $9.1 million, $12.7 million and $6.3 million, respectively, of net assets classified as held-for-sale within Net property in the Condensed Consolidated Balance Sheets.

Note 13 – Comprehensive Income

Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets includes foreign currency cumulative translation adjustments; prior service costs and credits and net actuarial gains and losses for defined benefit plans; and unrealized derivative gains and losses, all net of tax. Changes in the components of Accumulated other comprehensive loss, all net of tax, for the three months and nine months ended September 29, 2018 and September 30, 2017 were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	Sep 29, 2018	Sep 30, 2017	Sep 29, 2018	Sep 30, 2017
Net earnings	$70.0	$79.0	$221.9	$263.3
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	0.0	16.6	(9.7)	28.0
Net change in unamortized prior service credits	(0.2)	(0.2)	(0.4)	(0.4)
Net change in unamortized actuarial losses	2.0	1.7	6.2	5.9
Net change in unrealized derivative losses	0.7	(6.4)	7.0	(10.9)
Total other comprehensive income	2.5	11.7	3.1	22.6
Comprehensive income	$72.5	$90.7	$225.0	$285.9

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the three months ended September 29, 2018:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Net derivative losses	Total
Beginning balance	$(41.3)	$(5.8)	$(306.6)	$(5.5)	$(359.2)
Other comprehensive income (loss) before reclassifications (A)	0.0	—	0.2	0.9	1.1
Amounts reclassified from Accumulated other comprehensive loss (B)	—	(0.2)	1.8	(0.2)	1.4
Net other comprehensive income (loss)	0.0	(0.2)	2.0	0.7	2.5
Ending balance	$(41.3)	$(6.0)	$(304.6)	$(4.8)	$(356.7)

(A) The tax effects for the three months ended September 29, 2018 were $(0.1) million for foreign currency translation, $0.1 million for net actuarial losses arising during the period and $(0.3) million for derivatives.
(B) See the table below for the tax effects for the three months ended September 29, 2018.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the nine months ended September 29, 2018:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Net derivative losses	Total
Beginning balance	$(31.6)	$(5.6)	$(310.8)	$(11.8)	$(359.8)
Other comprehensive income (loss) before reclassifications (A)	(9.7)	—	0.6	3.6	(5.5)
Amounts reclassified from Accumulated other comprehensive loss (B)	—	(0.4)	5.6	3.4	8.6
Net other comprehensive income (loss)	(9.7)	(0.4)	6.2	7.0	3.1
Ending balance	$(41.3)	$(6.0)	$(304.6)	$(4.8)	$(356.7)

(A) The tax effects for the nine months ended September 29, 2018 were $2.2 million for foreign currency translation, $0.0 million for net actuarial losses arising during the period and $(1.8) million for derivatives.
(B) See the table below for the tax effects for the nine months ended September 29, 2018.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents reclassification adjustments out of Accumulated other comprehensive loss during the three months and nine months ended September 29, 2018 and September 30, 2017:

(in millions)	Three Months Ended		Nine Months Ended
Details about Accumulated other comprehensive income (loss) components	Sep 29, 2018	Sep 30, 2017	Sep 29, 2018	Sep 30, 2017	Affected line item in the statement where net income is presented
Amortization of defined benefit items:
Prior service credits	$0.2	$0.1	$0.5	$0.5	Other expense, net
Net actuarial losses	(2.6)	(3.6)	(7.7)	(10.8)	Other expense, net
	(2.4)	(3.5)	(7.2)	(10.3)	Earnings before income taxes
	0.8	1.4	2.0	4.0	Income tax provision
	$(1.6)	$(2.1)	$(5.2)	$(6.3)	Net earnings

Amount of gain (loss) reclassified into earnings on derivative contracts:
Interest rate contracts	$(0.2)	$(0.3)	$(0.7)	$(0.8)	Interest expense
Foreign exchange contracts	0.7	(0.9)	(3.8)	1.2	Cost of sales
	0.5	(1.2)	(4.5)	0.4	Earnings before income taxes
	(0.3)	0.4	1.1	0.0	Income tax provision
	$0.2	$(0.8)	$(3.4)	$0.4	Net earnings

Note 14 – Income Taxes

The Company recognized an income tax provision for the three months and nine months ended September 29, 2018 of $4.9 million and $51.1 million, respectively, which included net discrete tax benefits of $10.5 million and $7.8 million, respectively. The net tax benefit of $10.5 million is primarily associated with updates related to 2017 tax reform. The net tax benefit of $7.8 million was primarily associated with updates related to 2017 tax reform and the excess tax benefit related to share-based compensation. The Company recognized an income tax provision for the three months and nine months ended September 30, 2017 of $30.0 million and $99.1 million, respectively, which included net discrete tax benefits of $0.8 million and $9.1 million, respectively, primarily associated with the net excess tax benefits related to share-based compensation. The effective tax rate, which is calculated as the income tax provision as a percentage of pre-tax income, for the three months and nine months ended September 29, 2018 was 6.5 percent and 18.7 percent, respectively. The effective tax rate for the three months and nine months ended September 30, 2017 was 27.5 percent and 27.3 percent, respectively.

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

Due to the complexities involved in accounting for the enactment of the TCJA, the SEC staff issued Staff Accounting Bulletin (SAB) 118 which provided guidance on accounting for the income tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date to complete the accounting for the impact of the TCJA. SAB 118 allowed the Company to provide provisional estimates of the impact of the TCJA in our financial statements for the fourth quarter and year ended December 31, 2017. Accordingly, based on information and IRS guidance available as of the year ended December 31, 2017, we recorded a discrete net tax expense of $71.8 million in the fourth quarter and year ended

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

December 31, 2017. This expense consisted primarily of a net expense of $56.5 million for the write down of our net deferred tax assets due to the U.S. corporate income tax rate reduction and a net expense of $15.3 million for the one-time deemed repatriation tax. On the basis of updated guidance from the IRS and updates to our calculations, for the nine months ended September 29, 2018, we recorded an additional discrete tax benefit of $2.5 million, consisting primarily of a $7.0 million discrete tax expense related to the one-time deemed repatriation tax and a discrete tax benefit of $9.5 million primarily related to additional tax benefits for pension contributions. The Company has not completed its accounting for the income tax effects of the TCJA and the provisional amounts will continue to be refined as needed during the measurement period allowed by SAB 118. While the Company has made reasonable estimates of the impact of the U.S. corporate income tax rate reduction and the one-time deemed repatriation tax on unremitted earnings of foreign subsidiaries, these estimates could change as the Company finalizes its 2017 deferred tax balances, refines its calculations of earnings and profits which could impact the repatriation tax calculation, and analyzes new IRS guidance related to the TCJA.

The TCJA created a new requirement that certain income (commonly referred to as "GILTI") earned by controlled foreign corporations (CFC’s) must be included currently in the gross income of the CFC’s U.S. shareholder. Because of the complexity of the new GILTI tax rules we are continuing to evaluate this provision of the TCJA. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Whether we expect to have future U.S. inclusions in taxable income related to GILTI depends not only on our current structure and estimated future results of global operations but also our intent and ability to modify our structure and/or our business. The Company has included an estimate of the GILTI tax in the Company’s annualized effective tax rate used to determine tax expense for the three months and nine months ended September 29, 2018. However, we have not yet made a policy choice regarding whether to record deferred taxes on GILTI.

The Company will continue to analyze the effects of the TCJA on its financial statements and operations. Additional impacts from the enactment of the TCJA will be recorded as they are identified during the measurement period as allowed by SAB 118.

No deferred income taxes have been provided as of September 29, 2018, December 31, 2017 or September 30, 2017 on the applicable undistributed earnings of the non-U.S. subsidiaries where the indefinite reinvestment assertion has been applied. If at some future date these earnings cease to be indefinitely reinvested and are repatriated, the Company may be subject to additional U.S. income taxes and foreign withholding and other taxes on such amounts. The Company continues to provide deferred taxes, primarily related to foreign withholding taxes, on the undistributed net earnings of foreign subsidiaries and unconsolidated affiliates that are not deemed to be indefinitely reinvested in operations outside the United States.

As of September 29, 2018, December 31, 2017 and September 30, 2017, the Company had $2.6 million, $2.3 million and $2.3 million of gross unrecognized tax benefits, including interest, respectively. The Company believes it is reasonably possible that the total amount of gross unrecognized tax benefits as of September 29, 2018 could decrease by approximately $0.7 million in the next 12 months due to settlements with taxing authorities or lapses in the applicable statute of limitations.  Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be significant changes in the amount of unrecognized tax benefits in 2018, but the amount cannot be estimated.

The Company is regularly audited by federal, state and foreign tax authorities. The Internal Revenue Service (IRS) has completed its field examination and has issued its Revenue Agents Report through the 2014 tax year and all open issues have been resolved. The Company is currently open to tax examinations by the IRS for the 2014 through 2017 tax years. Primarily as a result of filing amended returns, which were generated by the closing of federal income tax audits, the Company is still open to state and local tax audits in major tax jurisdictions dating back to the 2012 taxable year. The Company is not under any income tax examination by any major foreign tax jurisdiction for years prior to 2013.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Plan Developments. During the third quarter of 2018, the Company initiated actions to terminate the Brunswick Pension Plan For Hourly Bargaining Unit Employees and the Brunswick Pension Plan for Salaried Employees, effective October 31, 2018. All benefits are expected to be paid during 2019, either through a lump-sum payment or annuity offerings. As a result, the over-funded positions for both plans are currently recorded within Prepaid expenses and other in the Condensed Consolidated Balance Sheets.

Pension and other postretirement benefit costs included the following components for the three months and nine months ended September 29, 2018 and September 30, 2017:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
(in millions)	Sep 29, 2018	Sep 30, 2017	Sep 29, 2018	Sep 30, 2017	Sep 29, 2018	Sep 30, 2017	Sep 29, 2018	Sep 30, 2017
Interest cost	$5.8	$7.0	$17.2	$21.2	$0.3	$0.3	$0.8	$1.0
Expected return on plan assets	(6.4)	(8.3)	(19.1)	(25.0)	—	—	—	—
Amortization of prior service credits	—	—	—	—	(0.2)	(0.1)	(0.5)	(0.5)
Amortization of net actuarial losses	2.6	3.6	7.7	10.8	—	—	—	—
Net pension and other benefit costs	$2.0	$2.3	$5.8	$7.0	$0.1	$0.2	$0.3	$0.5

Employer Contributions and Benefit Payments. During the nine months ended September 29, 2018 and September 30, 2017, the Company contributed $160.0 million and $55.0 million, respectively, to its qualified pension plans. Company contributions are subject to change based on funding regulations and Company discretion. During the nine months ended September 29, 2018 and September 30, 2017, the Company contributed $2.7 million and $3.1 million, respectively, to fund benefit payments to its nonqualified pension plan.

Note 16 – Debt

On June 28, 2018, the Company entered into an agreement with Morgan Stanley Senior Funding, Inc. to obtain a $1.1 billion, 364-Day Senior Unsecured Bridge Facility (Bridge Facility). This agreement was completed in connection with the acquisition of Power Products. Refer to Note 4 – Acquisitions for further details regarding the acquisition. On July 13, 2018, the Company executed the First Amendment to its Credit Facility to remove certain restrictions on the Company to incur unsecured debt with a maturity date before the Credit facility termination date. Simultaneously, $300 million of commitments related to the Bridge Facility were permanently terminated resulting in $800 million remaining under this facility. On August 7, 2018, the commitments with respect to the Bridge Facility were reduced to zero through a term loan credit agreement (Credit Agreement) to obtain term loans (Term Loans) in an aggregate principal amount of $800 million. The Term Loan debt issued on August 9, 2018 consisted of the following:

(in millions)	Principal Amount	Maturity Date	Interest Rate	Net Proceeds
364-day tranche loan, net of debt issuance costs of $1.1	$300.0	August 2019	Floating	$298.9
3-year tranche loan, net of debt issuance costs of $0.6	150.0	August 2021	Floating	149.4
5-year tranche loan, net of debt issuance costs of $1.7 (A)	350.0	August 2023	Floating	348.3
Total	$800.0			$796.6
(A) Beginning in December 2018, scheduled repayment of the 5-year tranche loan occurs each March, June, September and December equal to 2.50 percent of the aggregate principal amount of $350 million. The remaining principal amount is due August 2023.

The Term Loans are unsecured and do not contain subsidiary guarantees. The Company is required to maintain compliance with two financial covenants: a minimum interest coverage ratio and a maximum leverage ratio. The minimum interest coverage,

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

as defined in the Credit Agreement, is not permitted to be less than 3.00 to 1.00. The maximum leverage ratio, as defined in the Credit Agreement, is not permitted to be more than 3.50 to 1.00. As of September 29, 2018, the Company was in compliance with the financial covenants in the Credit Agreement.

Scheduled maturities, net:

(in millions)
Remainder of 2018	$12.3
2019	340.7
2020	41.1
2021	335.7
2022	35.6
Thereafter	464.4
Total debt	$1,229.8

On September 26, 2018, the Company entered into an Amended and Restated Credit Agreement (Credit Facility). The Credit Facility amended and restated the Company's existing credit agreement, dated as of March 2011, as amended and restated as of June 2016 and as further amended as of July 2018. The Credit Facility provides for $400.0 million of borrowing capacity and is in effect through September 2023. The Credit Facility includes provisions to add up to $100.0 million of additional borrowing capacity and extend the facility for two additional one-year terms, subject to lender approval. No borrowings were outstanding as of or during the nine months ended September 29, 2018, and available borrowing capacity totaled $396.0 million, net of $4.0 million of letters of credit outstanding under the Credit Facility. As of September 29, 2018, the Company was in compliance with the financial covenants in the Credit Facility.

Note 17 – Subsequent Events

On October 1, 2018, the Company entered into an underwriting agreement in connection with the offer and sale of $175.0 million aggregate principal amount of the Company’s 6.500% Senior Notes due 2048 (2048 Notes). The Company also granted the underwriters a 30-day option to purchase up to an additional $26.25 million aggregate principal amount of the Company’s 2048 Notes to cover over-allotments, if any (Additional Notes). On October 12, 2018, the underwriters notified the Company that they exercised their option to purchase $10.0 million aggregate principal amount of Additional Notes, at the public offering price, plus accrued interest, less the underwriting discount.
On October 16, 2018, the Company's Board of Directors declared a quarterly dividend on its common stock of $0.21 per share. The dividend will be payable December 14, 2018 to shareholders of record as of November 20, 2018.

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

The Company includes non-GAAP financial measures in Management’s Discussion and Analysis, as Brunswick’s management believes that these measures and the information they provide are useful to investors because they permit investors to view Brunswick’s performance using the same tools that management uses and to better evaluate the Company’s ongoing business performance. In order to better align Brunswick's reported results with the internal metrics used by the Company's management to evaluate business performance as well as to provide better comparisons to prior periods and peer data, non-GAAP measures exclude the impact of purchase accounting amortization related to the Power Products acquisition.

Certain statements in Management’s Discussion and Analysis are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations that are subject to risks and uncertainties. Actual results may differ materially from expectations as of the date of this filing because of factors discussed in Part I, Item 1A – Risk Factors in Brunswick’s 2017 Annual Report on Form 10-K for the year ended December 31, 2017 (the 2017 Form 10-K) and Quarterly Report on Form 10-Q for subsequent periods.

Brunswick does not provide forward-looking guidance for certain financial measures on a GAAP basis because it is unable to predict certain items contained in the GAAP measures without unreasonable efforts. These items may include pension settlement charges, restructuring, exit, integration and impairment costs, special tax items, costs related to the planned Fitness business separation, acquisition-related costs, and certain other unusual adjustments.

Overview and Outlook

Presentation of Sea Ray Results

As a result of the June 25, 2018 announcement regarding Sea Ray, starting in the second quarter of 2018, the results of the entire Sea Ray business are again being reported in continuing operations for GAAP purposes for all periods presented. Non-GAAP results exclude the Sport Yacht and Yacht operations, which are being wound down, but include the Sport Boat and Sport Cruiser operations, which the Company will continue to operate. Outlook statements incorporate these changes unless otherwise noted. Refer to the Form 8-K dated July 19, 2018 and Note 3 – Discontinued Operations in the Notes to Condensed Consolidated Financial Statements for further information.

Acquisition of Power Products

On August 9, 2018, the Company completed its acquisition of the Global Marine Business of Power Products Holdings, LLC (Power Products) for $910.0 million in cash, on a cash-free, debt-free basis. The net sales and operating loss of Power Products consolidated into Brunswick's financial statements since the date of acquisition were $33.3 million and $1.0 million, respectively, for both the three months and nine months ended September 29, 2018. The operating loss included $9.4 million of purchase accounting amortization. For further discussion regarding the acquisition, refer to Note 4 – Acquisitions in the Notes to Condensed Consolidated Financial Statements for further details.

Overview

Net sales increased 14 percent during the third quarter of 2018 when compared with the third quarter of 2017. On a constant currency basis and excluding the impact of acquisitions, net sales increased 11 percent over the comparative period. Sport Yacht and Yacht operations had an unfavorable impact on sales comparisons of 1 percent. Marine Engine segment net sales increased due to strong growth in both the propulsion and parts and accessories businesses, including the effect of the Power Products acquisition. Boat segment net sales increased as strong growth in the saltwater fishing category, due in part to the impact of hurricane activity on 2017 results, was partially offset by the impact of the wind-down of Sport Yacht and Yacht operations. Fitness segment net sales increased, reflecting strong growth in certain international markets along with modest increases in the U.S., led by growth in sales to value-oriented health clubs. International net sales for the Company increased 7 percent in the third quarter of 2018 on a GAAP basis when compared with the third quarter of 2017. On a constant currency basis and excluding the impact of acquisitions, international sales increased 6 percent, primarily driven by increases in Asia-Pacific and Europe.

Net sales during the first nine months of 2018 increased 7 percent on a GAAP basis compared with the same prior year period. International net sales increased 8 percent on a GAAP basis and increased 3 percent on a constant currency basis and excluding the impact of acquisitions. Increases in international sales were driven by increases in Europe, Asia-Pacific and Canada.

Operating earnings in the third quarter of 2018 were $91.3 million with an operating margin of 7.0 percent, which included restructuring, exit, integration and impairment charges of $17.7 million, losses of $11.9 million related to Sport Yacht and Yacht operations in addition to restructuring, exit, integration and impairment charges, $10.5 million of acquisition-related costs, $9.4 million of purchase accounting amortization, $8.7 million of separation costs related to the planned Fitness business separation and $3.8 million of other non-recurring charges in the Fitness segment. Excluding these items, operating earnings in the third quarter of 2018 were $153.3 million with an operating margin of 11.9 percent. In the third quarter of 2017, the Company reported operating earnings of $114.2 million with an operating margin of 10.0 percent, which included restructuring, exit, integration and impairment charges of $6.8 million and losses of $9.8 million related to Sport Yacht and Yacht operations. Excluding these items, operating earnings in the third quarter of 2017 were $130.8 million with an operating margin of 11.7 percent. The decrease in operating earnings reflected the items described above as well as margin challenges in the Fitness segment including higher freight costs, an unfavorable impact from changes in sales mix, inventory cost adjustments primarily related to product transitions, and cost inflation and inefficiencies; these factors were partially offset by increased net sales and favorable changes in sales mix in the marine businesses.

Operating earnings in the first nine months of 2018 were $303.1 million with an operating margin of 7.8 percent, which included restructuring, exit, integration and impairment charges of $56.3 million, losses of $47.4 million related to Sport Yacht and Yacht operations in addition to restructuring, exit, integration and impairment charges, $13.0 million of acquisition-related costs, $12.9 million of charges related to the planned Fitness business separation, $9.4 million of purchase accounting amortization and $5.4 million of other non-recurring charges in the Fitness segment. Excluding these items, operating earnings were $447.5 million for the first nine months of 2018 with an operating margin of 11.6 percent. In the first nine months of 2017, the Company reported operating earnings of $376.7 million with an operating margin of 10.3 percent, which included restructuring, exit, integration and impairment charges of $27.7 million and losses of $21.2 million related to Sport Yacht and Yacht operations. Excluding these items, operating earnings were $425.6 million with an operating margin of 12.0 percent. The decrease in operating earnings reflected the same factors as the quarterly period above.

Outlook

With three quarters completed, Company expects that 2018 will be a year of record earnings, led by revenue and margin growth, along with strong cash flow generation. The Company is targeting 9 percent net sales growth when compared with 2017, including the impact of acquisitions, international demand impacts from tariffs and changes in foreign currency exchange rates, and excluding the impact of Sport Yacht and Yacht operations. The Company's plan assumes the combined marine business revenue performance will continue to benefit from a steady global marine market, increases in average selling prices, including benefits from customer migration to higher horsepower engines and boats with increased content, market share gains resulting from unprecedented demand and acceptance of new outboard products as well as the Company's growing parts and accessories business. Full-year revenues in the Fitness segment are expected to be consistent with 2017.

The Company projects both gross margin and operating margin to be down slightly for the year as a percentage of sales, with solid improvements anticipated for the combined marine business more than offset by anticipated declines for the Fitness segment, as well as increased restructuring, exit, integration and impairment charges and losses associated with the wind-down of Sport Yacht and Yacht operations. The recently implemented tariffs are estimated to negatively impact 2018 margins in the range of $10 million to $15 million, which includes the benefit of offsetting price increases. Tariffs on the Marine Engine segment's manufactured and imported products from China account for two-thirds of the impact with the remaining related to exports of boats manufactured in the United States. The Company projects operating expenses, including research and development expenses, to be higher in 2018 when compared with 2017 as the Company continues to increase investment spending to support growth including new products, productivity initiatives and information technology. Operating expenses are projected to be comparable to 2017 on a percentage of sales basis.

The Company is planning for its effective tax rate in 2018 to be approximately 21 percent based on existing tax laws.

Matters Affecting Comparability

The Company believes certain items affect the comparability of the results of operations for the three months and nine months ended September 29, 2018 and September 30, 2017. The tables below summarize the impact of changes in currency exchange rates, the impact of recent acquisitions and the impact of Sport Yacht and Yacht operations on the Company's net sales:

	Three Months Ended
	Net Sales		2018 vs. 2017
(in millions)	September 29, 2018	September 30, 2017	GAAP	Currency Impact	Acquisition Impact	Impact of Sport Yacht and Yacht
Marine Engine	$802.7	$669.2	19.9%	(1.2)%	5.8%	—
Boat	322.6	309.3	4.3%	(0.3)%	—	(4.6)%
Marine eliminations	(81.3)	(79.8)
Total Marine	1,044.0	898.7	16.2%	(0.9)%	4.2%	(1.8)%

Fitness	254.0	242.8	4.6%	(0.8)%	—	—
Total	$1,298.0	$1,141.5	13.7%	(0.9)%	3.4%	(1.4)%

	Nine Months Ended
	Net Sales		2018 vs. 2017
(in millions)	September 29, 2018	September 30, 2017	GAAP	Currency Impact	Acquisition Impact	Impact of Sport Yacht and Yacht
Marine Engine	$2,324.1	$2,067.2	12.4%	0.6%	2.7%	—
Boat	1,094.0	1,104.1	(0.9)%	0.8%	—	(6.9)%
Marine eliminations	(258.4)	(246.4)
Total Marine	3,159.7	2,924.9	8.0%	0.7%	1.9%	(2.8)%

Fitness	750.6	728.9	3.0%	0.8%	—	—
Total	$3,910.3	$3,653.8	7.0%	0.7%	1.5%	(2.2)%

Changes in Foreign Currency Rates. Percentage changes in net sales expressed in constant currency reflect the impact that changes in currency exchange rates had on comparisons of net sales. To determine this information, net sales transacted in currencies other than U.S. dollars have been translated to U.S. dollars using the average exchange rates that were in effect during the comparative period. The percentage change in net sales expressed on a constant currency basis better reflects the changes in the underlying business trends, excluding the impact of translation arising from foreign currency exchange rate fluctuations. Approximately 21 percent of the Company's annual net sales are transacted in a currency other than the U.S. dollar. The Company's most material exposures include sales in Euros, Canadian dollars, Australian dollars, British pounds and Brazilian reais.

Additionally, operating earnings comparisons were affected by foreign exchange rates by approximately $(6) million and $1 million in the third quarter and first nine months, respectively, of 2018 when compared with 2017. These estimates include the impact of translation on all sales and costs transacted in a currency other than the U.S. dollar, the impact of hedging activities and pricing actions in certain international markets in response to the changes in the exchange rate between the local currency and the U.S. dollar.

Restructuring, exit, integration and impairment charges. The Company recorded restructuring, exit, integration and impairment charges during the three months and nine months ended September 29, 2018 and September 30, 2017. The following table summarizes these charges by cash charges and non-cash charges.

	Three Months Ended		Nine Months Ended
(in millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Cash charges:
Boat	$2.9	$—	$19.1	$4.4
Fitness	0.3	3.8	2.3	11.1
Corporate	—	—	0.7	2.4
Total cash charges	3.2	3.8	22.1	17.9
Non-cash charges:
Boat	6.5	—	26.4	7.2
Fitness	8.0	3.0	7.8	2.6
Total non-cash charges	14.5	3.0	34.2	9.8
Total restructuring, exit, integration and impairment charges	$17.7	$6.8	$56.3	$27.7

Refer to Note 5 – Restructuring, Exit, Integration and Impairment Activities in the Notes to Condensed Consolidated Financial Statements for further information.

Retention of the Sea Ray business and wind down of Sport Yacht and Yacht operations. As a result of the decision to retain and restructure the Sea Ray business and wind down Sport Yacht and Yacht operations as discussed in Note 3 – Discontinued Operations in the Notes to Condensed Consolidated Financial Statements, starting in the second quarter of 2018, the results of the Sea Ray business are reported in continuing operations for GAAP purposes. The results of Sport Yacht and Yacht operations are summarized in the table below.

	Three Months Ended		2018 vs. 2017		Nine Months Ended		2018 vs. 2017
(in millions)	Sep 29, 2018	Sep 30, 2017	$ Change	% Change	Sep 29, 2018	Sep 30, 2017	$ Change	% Change
Net sales (A)	$9.0	$21.3	$(12.3)	(57.7)%	$44.0	$113.3	$(69.3)	(61.2)%
Gross margin (A)	(8.2)	(5.0)	(3.2)	NM	(35.1)	(6.5)	(28.6)	NM
Restructuring, exit, integration and impairment charges	9.2	—	9.2	NM	40.8	1.0	39.8	NM
Operating loss (A)	(21.1)	(9.8)	(11.3)	NM	(88.2)	(22.2)	(66.0)	NM

NM = Not meaningful

(A) In the three months and nine months ended September 29, 2018, Sport Yacht and Yacht results include $0.3 million and $15.8 million, respectively, of charges within Net sales related to estimated retail sales promotions to support the sale of sport yachts and yachts currently in the dealer pipeline.

Acquisitions. The Company acquired Power Products in the third quarter of 2018 and acquired Lankhorst Taselaar B.V. (Lankhorst Taselaar) in the third quarter of 2017. Refer to Note 4 – Acquisitions in the Notes to Condensed Consolidated Financial Statements for further information on the Power Products acquisition and refer to Note 4 in the Notes to Consolidated Financial Statements in the 2017 Form 10-K for further information on the Lankhorst Taselaar acquisition.

Acquisition-related costs. In connection with the Power Products acquisition, the Company recorded $10.5 million and $13.0 million of costs within Selling, general and administrative expense during the three months and nine months ended September 29, 2018, respectively. As part of the financing of the acquisition, the Company recorded $5.1 million of Transaction financing charges in the third quarter of 2018 to secure the 364-Day Senior Unsecured Bridge Facility (Bridge Facility) as described in Note 16 – Debt in the Notes to Condensed Consolidated Financial Statements. There were no comparable charges in 2017.

Purchase accounting amortization. As part of purchase accounting for the acquisition of Power Products, the Company recognized definite-lived intangible assets as well as a fair value adjustment to inventory, both of which will be amortized over their useful lives. For both the three months and nine months ended September 29, 2018, the Company recorded $4.8 million and $4.6 million of purchase accounting amortization within Selling, general and administrative expense and Cost of sales, respectively. There was no purchase accounting amortization for Power Products during 2017.

Fitness business separation charges. On March 1, 2018, the Company's Board of Directors authorized proceeding with separating its Fitness business from the Company portfolio. In connection with this action, the Company incurred $8.7 million and $12.9 million of charges within Selling, general and administrative expense during the three months and nine months ended September 29, 2018, respectively. There were no comparable charges in 2017.

Other non-recurring charges in the Fitness segment. For the three months ended September 29, 2018, the Company recorded $3.8 million of charges within Selling, general and administrative expense related to a contract dispute as discussed in Note 10 – Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements. For the nine months ended September 29, 2018, the Company recorded $5.4 million of charges, which also includes $1.6 million of charges within Cost of sales related to an additional product field campaign.

Adoption of new revenue standard. On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, (new revenue standard) using the modified retrospective method. As a result of applying the new revenue standard, the Company reported higher Net sales of $15.7 million and $10.8 million and higher Operating earnings of $9.5 million and $4.6 million during the three months and nine months ended September 29, 2018, respectively, when compared with previous GAAP. Refer to Note 1 – Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements for further information on the impact of the new revenue standard on the Company's consolidated financial statements. Refer to Note 2 – Revenue Recognition in the Notes to Condensed Consolidated Financial Statements for further discussion of the Company's revenue recognition policies and a presentation of disaggregated revenue.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended:

	Three Months Ended		2018 vs. 2017		Nine Months Ended		2018 vs. 2017
(in millions, except per share data)	Sep 29, 2018	Sep 30, 2017	$ Change	% Change	Sep 29, 2018	Sep 30, 2017	$ Change	% Change
Net sales (B)	$1,298.0	$1,141.5	$156.5	13.7%	$3,910.3	$3,653.8	$256.5	7.0%
Gross margin (A) (B) (E) (F)	344.9	314.4	30.5	9.7%	1,004.6	985.5	19.1	1.9%
Restructuring, exit, integration and impairment charges	17.7	6.8	10.9	NM	56.3	27.7	28.6	NM
Operating earnings (B) (C) (D) (E) (F)	91.3	114.2	(22.9)	(20.1)%	303.1	376.7	(73.6)	(19.5)%
Net earnings (B) (C) (D) (E) (F) (G)	70.0	79.0	(9.0)	(11.4)%	221.9	263.3	(41.4)	(15.7)%

Diluted earnings per common share	$0.80	$0.88	$(0.08)	(9.1)%	$2.51	$2.91	$(0.40)	(13.7)%

Expressed as a percentage of Net sales:
Gross margin (B) (E) (F)	26.6%	27.5%		(90) bpts	25.7%	27.0%		(130) bpts
Selling, general and administrative expense (B) (C) (D) (E) (F)	15.4%	13.8%		160 bpts	13.6%	12.9%		70 bpts
Research and development expense	2.8%	3.1%		(30) bpts	2.9%	3.0%		(10) bpts
Restructuring, exit, integration and impairment charges	1.4%	0.6%		80 bpts	1.4%	0.8%		60 bpts
Operating margin (B) (C) (D) (E) (F)	7.0%	10.0%		(300) bpts	7.8%	10.3%		(250) bpts

NM = not meaningful
bpts = basis points

(A)	Gross margin is defined as Net sales less Cost of sales (COS) as presented in the Condensed Consolidated Statements of Comprehensive Income.

(B)
Refer to the Matters Affecting Comparability section of the Management's Discussion and Analysis for the impact of Sea Ray Sport Yacht and Yacht operations on the Condensed Consolidated Statements of Comprehensive Income.

(C)	The Company recorded $8.7 million and $12.9 million in the third quarter and first nine months of 2018, respectively, of charges within SGA related to the planned Fitness business separation.

(D)
The Company recorded acquisition-related costs of $10.5 million and $13.0 million in the third quarter and first nine months of 2018, respectively, within SGA. Additionally, the Company recorded non-operating charges of $5.1 million within Transaction financing charges, which related to the Bridge Facility described in Note 16 – Debt in the Notes to Condensed Consolidated Financial Statements.

(E)
For both the three months and nine months ended September 29, 2018, the Company recorded $4.8 million and $4.6 million of purchase accounting amortization within SGA and COS, respectively, in connection with the Power Products acquisition.

(F)
For the three months ended September 29, 2018, the Company recorded $3.8 million of charges within SGA related to a contract dispute as discussed in Note 10 – Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements. For the nine months ended September 29, 2018, the Company recorded $5.4 million of charges, which includes $1.6 million of charges within COS related to an additional product field campaign.

(G)
Excludes a $10.4 million net benefit and a $0.7 million net benefit for special tax items for the third quarters of 2018 and 2017, respectively, and excludes a $4.7 million net charge and a $1.4 million net benefit for special tax items for the first nine months of 2018 and 2017, respectively.

Net sales increased during the third quarter of 2018 when compared with the third quarter of 2017. Marine Engine segment net sales increased due to strong growth in both the propulsion and parts and accessories businesses, including the effect of the Power Products acquisition. Boat segment net sales increased due to strong growth in the saltwater fishing category, due in part to the impact of hurricane activity on 2017 results, and Sea Ray Sport Boats and Cruisers as well as solid growth in pontoon boats and at Lund, partially offset by the wind-down of Sport Yacht and Yacht operations. Fitness segment net sales increased, reflecting strong growth in certain international markets along with modest increases in the U.S., led by growth in sales to value-oriented health clubs. Growth reflected strong sales in the global commercial strength category and slight growth in the commercial cardio category, as increases in Life Fitness branded cardio products at domestic health clubs were partially offset by declines in Cybex cardio sales. International net sales for the Company were 31 percent of total net sales and increased 7 percent in the third quarter of 2018 on a GAAP basis when compared with the third quarter of 2017. On a constant currency basis and excluding the impact of acquisitions, international sales increased 6 percent, primarily driven by increases in Asia-Pacific and Europe.

Net sales during the first nine months of 2018 increased compared with the same prior year period due to the same factors expressed in the quarterly period above, except Boat segment sales were down as a result of the wind-down of Sport Yacht and Yacht operations. International net sales were 33 percent of sales and increased 8 percent on a GAAP basis. On a constant currency basis and excluding the impact of acquisitions, international net sales increased 3 percent and were driven by increases in Europe, Asia-Pacific and Canada.

Gross margin percentage was down in the third quarter of 2018 when compared with the same prior year period and included purchase accounting amortization as well as declines resulting from the wind-down of the Sport Yacht and Yacht operation. Additionally, several unfavorable factors in the Fitness segment contributed to gross margin declines including higher freight costs, an unfavorable impact from changes in sales mix, inventory cost adjustments primarily related to product transitions, and cost inflation and inefficiencies. Partially offsetting these factors were volume benefits and a favorable impact from changes in sales mix, including benefits from new products in the marine businesses. In the first nine months of 2018, gross margin percentage declined due to the same factors described above.

Selling, general and administrative expense and Research and development expense increased during the third quarter of 2018 when compared with the third quarter of 2017. Selling, general and administrative expense in 2018 included acquisition-related costs, costs associated with the planned Fitness business separation, purchase accounting amortization associated with the Power Products acquisition and charges related to a contract dispute in the Fitness segment. Both line items reflected planned spending increases to support new product promotion and development in the Marine Engine segment. In the first nine months of 2018, both Selling, general and administrative expense and Research and development expense increased due to the same factors described above.

The Company recorded restructuring, exit, integration and impairment charges of $17.7 million and $56.3 million during the three months and nine months ended September 29, 2018, respectively, and recorded $6.8 million and $27.7 million of similar charges during the three months and nine months ended September 30, 2017, respectively. Refer to Note 5 – Restructuring, Exit, Integration and Impairment Activities in the Notes to Condensed Consolidated Financial Statements for further information.

The Company recorded Equity earnings of $1.6 million and $4.0 million in the three months and nine months ended September 29, 2018, respectively, which were mainly related to the Company's joint ventures. This compares with Equity earnings of $1.5 million and $5.2 million recorded in the three months and nine months ended September 30, 2017, respectively. The Company recognized $(0.8) million and $(3.3) million in Other expense, net in the three months and nine months ended September 29, 2018. This compares with $(1.0) million and $(1.4) million recognized in Other expense, net in the three months and nine months ended September 30, 2017, respectively. Other expense, net primarily includes pension and other postretirement benefit costs, the amortization of deferred income related to a trademark licensing agreement with AMF Bowling Centers, Inc. as discussed in Note 1 in the Notes to Consolidated Financial Statements in the 2017 Form 10-K, as well as remeasurement gains and losses resulting from changes in foreign currency rates.

Net interest expense increased for both the three months and nine months ended September 29, 2018 when compared with the same prior year periods primarily due to new debt issuances in the third quarter of 2018 as discussed in Note 16 – Debt in the Notes to Condensed Consolidated Financial Statements. Interest expense also included the mark-to-market impact of the Company's fixed-to-floating rate interest rate swaps.

The Company recognized an income tax provision for the three months and nine months ended September 29, 2018 of $4.9 million and $51.1 million, respectively, which included net discrete tax benefits of $10.5 million and $7.8 million, respectively. The net tax benefit of $10.5 million is primarily associated with updates related to 2017 tax reform. The net tax benefit of $7.8 million was primarily associated with updates related to 2017 tax reform and the excess tax benefit related to share-based compensation. The Company recognized an income tax provision for the three months and nine months ended September 30, 2017 of $30.0 million and $99.1 million, respectively, which included net discrete tax benefits of $0.8 million and $9.1 million, respectively, primarily associated with the net excess tax benefits related to share-based compensation. The effective tax rate, which is calculated as the income tax provision as a percentage of pre-tax income, for the three months and nine months ended September 29, 2018 was 6.5 percent and 18.7 percent, respectively. The effective tax rate for the three months and nine months ended September 30, 2017 was 27.5 percent and 27.3 percent, respectively.

Due to the factors described in the preceding paragraphs, operating earnings, net earnings and diluted earnings per common share decreased during both the third quarter and first nine months of 2018 when compared with the same prior year periods. Diluted earnings per common share includes the benefits of common stock repurchases on shares outstanding.

Diluted earnings per common share, as adjusted, increased by $0.30 per share, or 31 percent, to $1.28 per share for the third quarter of 2018 when compared with the third quarter of 2017, and excluded the following items: restructuring, exit, integration and impairment charges of $0.15 per share, acquisition-related costs of $0.14 per share, losses related to Sport Yacht and Yacht operations of $0.11 per share, costs associated with the planned Fitness business separation of $0.09 per share, purchase accounting amortization of $0.08 per share, other non-recurring charges in the Fitness segment of $0.03 per share and a net benefit from special tax items of $0.12 per share. In 2017, Diluted earnings per common share, as adjusted excluded $0.04 per share of restructuring, exit, integration and impairment charges, a $0.07 per share unfavorable impact from Sport Yacht and Yacht operations and a net benefit from special tax items of $0.01 per share.

Diluted earnings per common share, as adjusted, increased by $0.52 per share, or 16 percent, to $3.79 per share for the first nine months of 2018 when compared with the first nine months of 2017, and excluded the following items: restructuring, exit, integration and impairment charges of $0.51 per share, losses related to Sport Yacht and Yacht operations of $0.42 per share, acquisition-related costs of $0.16 per share, costs associated with the planned Fitness business separation of $0.12 per share, purchase accounting amortization of $0.08 per share, other non-recurring charges in the Fitness segment of $0.04 per share and a net benefit from special tax items of $0.05 per share. In 2017, Diluted earnings per common share, as adjusted excluded $0.22 per share of restructuring, exit, integration and impairment charges, a $0.15 per share unfavorable impact from Sport Yacht and Yacht operations and a net benefit from special tax items of $0.01 per share.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the three months and nine months ended:

	Three Months Ended		2018 vs. 2017		Nine Months Ended		2018 vs. 2017
(in millions)	Sep 29, 2018	Sep 30, 2017	$ Change	% Change	Sep 29, 2018	Sep 30, 2017	$ Change	% Change
Net sales	$802.7	$669.2	$133.5	19.9%	$2,324.1	$2,067.2	$256.9	12.4%
Operating earnings (A) (B)	128.1	115.2	12.9	11.2%	372.9	352.1	20.8	5.9%
Operating margin (A) (B)	16.0%	17.2%		(120) bpts	16.0%	17.0%		(100) bpts

bpts = basis points

(A) Includes acquisition-related costs of $10.5 million and $13.0 million in the third quarter and first nine months of 2018, respectively.
(B) Includes $9.4 million of purchase accounting amortization for both the third quarter and first nine months of 2018.

Marine Engine segment net sales increased due to strong growth in both the propulsion and parts and accessories categories, including the effect of the Power Products acquisition. Revenues from acquisitions accounted for 6 percent of the Marine Engine segment's overall revenue growth rate in the third quarter of 2018. The propulsion business benefited from strong growth in outboard engines with results driven by successful new products, continued customer migration to higher horsepower products and a healthy marine market. The parts and accessories business reported strong growth led by the acquisition of Power Products along with solid growth in both the products and distribution businesses. International net sales were 29 percent of the segment's net sales in the third quarter of 2018 and increased 14 percent from the prior year on a GAAP basis. On a constant currency basis and excluding the impact of acquisitions, international net sales increased 11 percent due to increases in Europe, Canada and Asia-Pacific.

Net sales for the Marine Engine segment increased in the first nine months of 2018 when compared with the same prior year period due to the same factors described in the quarterly period above. International net sales were 29 percent of the segment's net sales in the first nine months of 2018 and increased 11 percent from the prior year on a GAAP basis. On a constant currency basis and excluding the impact of acquisitions, international net sales increased 4 percent with increases in Europe, Canada and Rest-of-World regions.

The Marine Engine segment reported increased operating earnings in the third quarter of 2018 when compared with the same prior year period as a result of strong operating performance including higher net sales and favorable impacts from changes in sales mix which more than offset unfavorable impacts from changes in foreign exchange rates. Operating performance also reflected the impacts of acquisition-related costs and purchase accounting amortization.

Operating earnings for the first nine months of 2018 increased when compared with the same prior year period due to the same factors described in the quarterly period except foreign currency exchange impacts were favorable. Additionally, the first half of the year included unfavorable impacts of plant efficiencies associated with production ramp-up for new products and warehouse management systems integration as well as planned spending increases for product promotion and development.

Boat Segment

The following table sets forth Boat segment results for the three months and nine months ended:

	Three Months Ended		2018 vs. 2017		Nine Months Ended		2018 vs. 2017
(in millions)	Sep 29, 2018	Sep 30, 2017	$ Change	% Change	Sep 29, 2018	Sep 30, 2017	$ Change	% Change
Net sales (A)	$322.6	$309.3	$13.3	4.3%	$1,094.0	$1,104.1	$(10.1)	(0.9)%
Restructuring, exit, integration and impairment charges (A)	9.4	—	9.4	NM	45.5	11.6	33.9	NM
Operating earnings (A)	(5.0)	0.1	(5.1)	NM	(22.8)	28.0	(50.8)	NM
Operating margin (A)	(1.5)%	0.0%		(150) bpts	(2.1)%	2.5%		(460) bpts

NM = not meaningful
bpts = basis points

(A) Refer to the Matters Affecting Comparability section of the Management's Discussion and Analysis for the impact of Sport Yacht and Yacht operations on the Boat segment results.

Boat segment net sales increased compared with the same prior year period. Sport Yacht and Yacht sales, which included timing benefits as a result of the adoption and implementation of the new revenue standard, negatively affected sales comparisons by 5 percent. Net sales for the segment benefited from strong growth in the saltwater fishing category, due in part to the impact of hurricane activity on 2017 results, and Sea Ray Sport Boats and Cruisers as well as solid growth in pontoon boats and at Lund. Partially offsetting these factors were continued weakness at Lowe due to the transition away from Cabela's and slower wholesale demand in Canada due to tariffs. Global wholesale boat shipments were down, but sales increases were aided by higher average selling prices as customers continue to migrate to boats with more content and higher horsepower engines. In addition, price increases were implemented in response to inflation, particularly in aluminum fishing boats and pontoons. International net sales were 18 percent of the segment's net sales in the third quarter of 2018, and decreased 15 percent from the prior year on a GAAP basis. On a constant currency basis and excluding the impact of Sport Yacht and Yacht operations, international net sales decreased 11 percent as declines in Canada and Europe were partially offset by increased sales to Asia-Pacific.

Boat segment net sales decreased slightly in the first nine months of 2018 when compared with the same prior year period as a result of the quarterly factors discussed above, except Sport Yacht and Yacht sales negatively affected sales comparisons by 7 percent. International net sales were 25 percent of the segment's net sales in the first nine months of 2018, and increased 1 percent from the prior year on a GAAP basis. On a constant currency basis and excluding the impact of Sport Yacht and Yacht operations, international net sales increased 1 percent as increased sales to Canada and Asia-Pacific were offset by declines in Rest-of-world regions.

Boat segment operating earnings decreased in the third quarter of 2018 when compared with the third quarter of 2017. The decrease was the result of higher restructuring, exit, integration and impairment charges and weaker operating performance from Sport Yacht and Yacht operations as a result of the wind-down. These factors more than offset positive earnings contributions from the rest of the businesses, which benefited from increased sales and a favorable impact from changes in product mix. Boat segment operating earnings decreased in the first nine months of 2018 compared with 2017 due to the same factors discussed for the quarterly period above.

Fitness Segment

The following table sets forth Fitness segment results for the three months and nine months ended:

	Three Months Ended		2018 vs. 2017		Nine Months Ended		2018 vs. 2017
(in millions)	Sep 29, 2018	Sep 30, 2017	$ Change	% Change	Sep 29, 2018	Sep 30, 2017	$ Change	% Change
Net sales	$254.0	$242.8	$11.2	4.6%	$750.6	$728.9	$21.7	3.0%
Restructuring, exit, integration and impairment charges (A)	8.3	6.8	1.5	22.1%	10.1	13.7	(3.6)	(26.3)%
Operating earnings (B)	(0.2)	19.4	(19.6)	NM	25.1	56.2	(31.1)	(55.3)%
Operating margin (B)	(0.1)%	8.0%		(810) bpts	3.3%	7.7%		(440) bpts

NM = not meaningful
bpts = basis points

(A) Includes $8.1 million related to a Cybex trade name impairment recorded in the third quarter of 2018. Refer to Note 5 – Restructuring, Exit, Integration and Impairment Activities in the Notes to Condensed Consolidated Financial Statements for further details.
(B) The third quarter of 2018 includes a $3.8 million charge related to a contract dispute as discussed in Note 10 – Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements. The nine months ended September 29, 2018 reflects $5.4 million of charges, including $1.6 million of charges within Cost of sales related to an additional product field campaign.

Fitness segment net sales increased, reflecting strong growth in certain international markets along with modest increases in the U.S., led by growth in sales to value-oriented health clubs. This performance included strong sales in the global commercial strength category due to increased demand resulting from a well-positioned product offering and evolving exerciser preferences, as well as slight growth in the commercial cardio category as increases in Life Fitness branded cardio products at domestic health clubs were partially offset by declines in Cybex cardio sales. International net sales were 48 percent of the segment's net sales in the third quarter of 2018 and increased 7 percent on a GAAP basis and 9 percent on a constant currency basis, reflecting strong increases in Asia-Pacific.

Net sales for the Fitness segment increased in the first nine months of 2018 when compared with the same prior year period due to the same factors described in the quarterly period above, except sales in the U.S. were down slightly. International net sales were 49 percent of the segment's net sales in the first nine months of 2018, and increased 7 percent from the prior year on a GAAP basis. On a constant currency basis, international net sales increased 5 percent primarily driven by increases in Asia-Pacific and Europe.

Fitness segment operating earnings decreased in the third quarter of 2018 as a result of several factors affecting margins including higher freight costs, an unfavorable impact from changes in sales mix, charges related to a contract dispute, higher restructuring, exit, integration and impairment charges, inventory cost adjustments primarily related to product transitions, and cost inflation and inefficiencies. These factors were partially offset by benefits from higher sales which included timing benefits as a result of from the adoption and implementation of the new revenue standard. Fitness segment operating earnings decreased in the first nine months of 2018 compared with 2017 due to the same factors discussed for the quarterly period above, except there were charges related to an additional product field campaign and restructuring, exit, integration and impairment charges were lower than the prior year.
.
Corporate/Other

The following table sets forth Corporate/Other results for the three months and nine months ended:

	Three Months Ended		2018 vs. 2017		Nine Months Ended		2018 vs. 2017
(in millions)	Sep 29, 2018	Sep 30, 2017	$ Change	% Change	Sep 29, 2018	Sep 30, 2017	$ Change	% Change
Restructuring, exit, integration and impairment charges	$—	$—	$—	NM	$0.7	$2.4	$(1.7)	(70.8)%
Operating loss (A)	(31.6)	(20.5)	(11.1)	(54.1)%	(72.1)	(59.6)	(12.5)	(21.0)%

NM = not meaningful

(A) In the three months and nine months ended September 29, 2018, Corporate/Other incurred $8.7 million and $12.9 million, respectively, of costs related to the planned Fitness business separation.

Corporate operating expenses increased in the third quarter and first nine months of 2018 primarily due to costs stemming from the planned Fitness business separation.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the nine months ended:

(in millions)	September 29, 2018	September 30, 2017
Net cash provided by operating activities	$234.0	$255.1
Net cash provided by (used for):
Plus: Capital expenditures	(124.8)	(153.4)
Plus: Proceeds from the sale of property, plant and equipment	6.5	8.0
Plus: Effect of exchange rate changes	(3.6)	9.0
Less: Cash paid for Fitness business separation costs, net of tax	(4.7)	—
Less: Cash impact of Sport Yacht and Yacht operations, net of tax	(32.3)	(19.9)
Free cash flow (A)	$149.1	$138.6

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

2018 Cash Flow

In the first nine months of 2018, net cash provided by operating activities of continuing operations totaled $234.0 million. The primary driver of the cash provided by operating activities was net earnings net of non-cash expense items, partially offset by planned pension contributions and a seasonal increase in working capital. Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Condensed Consolidated Balance Sheets, excluding the impact of certain items including acquisitions and non-cash adjustments. Accounts and notes receivable increased $54.7 million due primarily to normal seasonal changes in net sales and timing of collections in the Marine Engine segment. Inventory and Accounts payable increased $31.2 million and $35.5 million, respectively, primarily due to increased sales and production activity in the Marine Engine segment.

Net cash used for investing activities during the first nine months of 2018 totaled $1,030.7 million, primarily driven by cash paid for the acquisition of Power Products of $910.0 million and capital expenditures of $124.8 million. The Company's capital spending focused on investments in new products as well as capacity expansion initiatives, mostly in the Marine segments.

Net cash provided by financing activities was $654.0 million during the first nine months of 2018. The cash inflow was mainly due to $796.6 million of net proceeds from issuances of short-term and long-term debt in connection with the Power Products acquisition, partially offset by common stock repurchase activity and cash dividends paid to common shareholders.

2017 Cash Flow

In the first nine months of 2017, net cash provided by operating activities totaled $255.1 million. The primary driver of the cash provided by operating activities was net earnings from continuing operations net of non-cash expense items, partially offset by a seasonal increase in working capital and pension contributions. Net inventories increased by $90.7 million, primarily driven by increases to support higher sales volumes, along with new product transitions in the Fitness segment and the impact of Hurricane Irma on boat operations. Accounts and notes receivable increased $51.4 million due primarily to normal seasonal changes in net sales and timing of collections. Partially offsetting these items was an increase in Accrued expenses of $28.5 million, primarily driven by payroll timing, partially offset by the payment of the prior year's variable compensation and deferred compensation, which had been accrued as of December 31, 2016. Accounts payable increased $11.7 million due to normal volume increases.

Net cash used for investing activities during the first nine months of 2017 totaled $121.9 million, which included capital expenditures of $153.4 million. The Company's capital spending was focused on new product introductions and capacity expansion projects in all segments. Cash paid for the acquisition of Lankhorst Taselaar, net of cash acquired, was $15.5 million. Net cash used for investing activities also included net proceeds from maturities of marketable securities of $35.0 million and proceeds from the sale of property, plant and equipment of $8.0 million.

Net cash used for financing activities of continuing operations was $173.7 million during the first nine months of 2017. The cash outflow included common stock repurchase activity and cash dividends paid to common shareholders.

Liquidity and Capital Resources

The Company views its highly liquid assets as of September 29, 2018, December 31, 2017, and September 30, 2017 as:

(in millions)	September 29, 2018	December 31, 2017	September 30, 2017
Cash and cash equivalents	$302.4	$448.8	$391.1
Short-term investments in marketable securities	0.8	0.8	0.8
Total cash, cash equivalents and marketable securities	$303.2	$449.6	$391.9

The following table sets forth an analysis of total liquidity as of September 29, 2018, December 31, 2017, and September 30, 2017:

(in millions)	September 29, 2018	December 31, 2017	September 30, 2017
Cash, cash equivalents and marketable securities	$303.2	$449.6	$391.9
Amounts available under lending facility (A)	396.0	295.7	295.7
Total liquidity (B)	$699.2	$745.3	$687.6

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

Cash, cash equivalents and marketable securities totaled $303.2 million as of September 29, 2018, a decrease of $146.4 million from $449.6 million as of December 31, 2017, and a decrease of $88.7 million from $391.9 million as of September 30, 2017. Total debt as of September 29, 2018, December 31, 2017 and September 30, 2017 was $1,229.8 million, $437.4 million and $441.8 million, respectively. The Company's debt-to-capitalization ratio was 44.1 percent as of September 29, 2018, up from 22.8 percent as of December 31, 2017 and up from 22.0 percent as of September 30, 2017.

On June 28, 2018, the Company entered into an agreement with Morgan Stanley Senior Funding, Inc. to obtain a $1.1 billion, 364-Day Senior Unsecured Bridge Facility (Bridge Facility). In the third quarter of 2018, the Company incurred $5.1 million of Transaction financing fees related to this Bridge Facility. On July 13, 2018, the Company executed the First Amendment to its Amended and Restated Credit Agreement to remove certain restrictions on the Company to incur unsecured debt with a maturity date before the Credit Facility termination date. Simultaneously, $300 million of commitments related to the Bridge Facility were permanently terminated resulting in $800 million remaining under the facility. On August 7, 2018, the commitments with respect to the Bridge Facility were reduced to zero in connection with a new credit agreement to obtain term loans (Term Loans) in an aggregate principal amount of $800 million due in one, three and five-year terms.

On October 1, 2018, the Company entered into an underwriting agreement in connection with the offer and sale of $175 million aggregate principal amount of the Company’s 6.500% Senior Notes due 2048 (2048 Notes). The Company also granted the underwriters a 30-day option to purchase up to an additional $26.25 million aggregate principal amount of the Company’s 2048 Notes to cover over-allotments, if any (Additional Notes). On October 12, 2018, the underwriters notified the Company that they exercised their option to purchase $10 million aggregate principal amount of Additional Notes, at the public offering price, plus accrued interest, less the underwriting discount. The Company plans to use the proceeds from both the 2048 Notes including the Additional Notes to retire a portion of the Term Loans.

Management believes that the Company has adequate sources of liquidity to meet the Company's short-term and long-term needs.

Refer to Note 16 – Debt in the Notes to the Condensed Consolidated Financial statements for further details.

The Company has executed share repurchases against authorizations approved by the Board of Directors in 2014 and 2016. In 2018, the Company repurchased $75 million of stock under these authorizations and, as of September 29, 2018, the remaining authorization was $35 million. The Company is suspending share repurchases until the second half of 2019 to focus on debt retirement and completing the Fitness business separation.

On October 16, 2018 the Company raised its quarterly dividend payments by 10 percent, with the increased dividend payment impacting cash flows beginning in the fourth quarter of 2018.

Net working capital activity is projected to reflect a usage of cash in 2018 in the range of $10 million to $30 million. Additionally, the Company is planning for capital expenditures of approximately $200 million to $220 million for the full year, reflecting increased investments in capacity to support growth, continued investments in product leadership as well as our decision to increase investment as a result of cash benefits from U.S. tax reform. Including the factors mentioned above and other factors, and also excluding the after-tax cash impact of winding down Sea Ray Sport Yacht and Yacht operations and the after-tax cash payments related to the planned Fitness business separation, the Company plans to generate free cash flow in excess of $220 million.

The Company contributed $160.0 million to its qualified pension plans in the first nine months of 2018 compared with $55.0 million in the first nine months of 2017. The increase in contributions is consistent with the Company's accelerated de-risking plan and previously announced actions. During the third quarter of 2018, the Company initiated actions to terminate the Brunswick Pension Plan For Hourly Bargaining Unit Employees and the Brunswick Pension Plan for Salaried Employees, effective October 31, 2018. All benefits are expected to be paid during 2019, either through a lump-sum payment or annuity offerings. As a result, the over-funded positions for both plans are currently recorded within Prepaid expenses and other in the Condensed Consolidated Balance Sheets. There is a residual funding requirement of up to $30 million in pre-tax funding to fully exit the plans, which the Company intends to complete in 2019. This amount may be adjusted for several factors, including market conditions, pension funding regulations and Company discretion.

The Company also contributed $2.7 million and $3.1 million to fund benefit payments in its nonqualified pension plan during the first nine months of 2018 and 2017, respectively, and expects to contribute approximately $1 million of additional funding to the plan through the remainder of 2018. Company contributions are subject to change based on market conditions, pension funding regulations and Company discretion.

Income Taxes

The Company expects its cash tax rate to be in the low-single digit percentage range in 2018, reflecting the recently enacted TCJA which reduced the U.S federal statutory rate from 35 percent to 21 percent. This also includes benefits from an income tax refund, deductions resulting from planned capital spending and increased pension contributions.

Additionally, as a result of the TCJA, specifically the imposition of a one-time deemed repatriation tax on certain unremitted earnings of foreign subsidiaries, the Company reevaluated its indefinite reinvestment assertion as of December 31, 2017 and has since determined that certain non-U.S. subsidiaries will remain permanently reinvested. As a result of the TCJA, the Company has implemented a plan to remit cash back to the U.S. in 2018 from non-U.S. subsidiaries. No additional U.S. federal tax liability has been incurred, or is expected to be incurred, related to these remittances. The Company is continuing to analyze the effects of the TCJA including the impact on future repatriations and any related withholding taxes from non-U.S. subsidiaries. Future repatriations could result in additional funds to execute the Company's capital strategy.

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

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations, as of December 31, 2017, are detailed in the 2017 Form 10-K. As a result of the issuance of $800 million of Term Loans in the third quarter of 2018, the Company's contractual obligation for future principal payments of debt has changed from those presented in the 2017 Form 10-K. Refer to Note 16 – Debt in the Notes to Condensed Consolidated Financial Statements for further information. There have been no other material changes in these arrangements and obligations outside the ordinary course of business since December 31, 2017.

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

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers. Refer to Note 1 – Significant Accounting Policies and Note 2 – Revenue Recognition in the Notes to Condensed Consolidated Financial Statements for further information regarding the adoption of the standard and the impact on the Condensed Consolidated Financial Statements.

There were no material changes in the Company’s critical accounting policies since the filing of its 2017 Form 10-K.

Recent Accounting Pronouncements

See Note 1 – Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements for the recent accounting pronouncements that have been adopted during the nine months ended September 29, 2018, or will be adopted in future periods.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations, estimates, and projections about Brunswick’s business and by their nature address matters that are, to different degrees, uncertain. Words such as “may,” “could,” “expect,” “intend,” “target,” “plan,” “seek,” “estimate,” “believe,” “predict,” “outlook,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this quarterly report. These risks include, but are not limited to: the effect of adverse general economic conditions, including the amount of disposable income consumers have available for discretionary spending, tight consumer credit markets, and the level of consumer confidence on the demand for our products and services; our ability to successfully implement our strategic plan and growth initiatives; the risk that strategic acquisitions or divestitures may not provide business benefits; the possibility that the proposed Fitness business separation will not be consummated within the anticipated time period or at all; our ability to integrate targeted acquisitions, including the Global Marine & Mobile Business of Power Products; the potential for disruption to our business in connection with the Fitness business separation or Power Products acquisition, making it more difficult to maintain business and operational relationships; the risk that unexpected costs will be incurred in connection with these transactions; the possibility that the expected synergies and value creation from these transactions will not be realized or will not be realized within the expected time period; changes to

U.S. trade policy and tariffs; actual or anticipated increases in costs, disruptions of supply, or defects in raw materials, parts, or components we purchase from third parties, including as a the result of new tariffs on raw materials; negative currency trends, including shifts in exchange rates; fiscal policy concerns; adequate financing access for dealers and customers and our ability to access capital and credit markets; maintaining effective distribution; loss of key customers; inventory reductions by dealers, retailers, or independent boat builders; requirements for us to repurchase inventory; attracting and retaining skilled labor and implementing succession plans for key leadership; our ability to meet supply objectives; higher energy and fuel costs, increased demand for shipping carriers, and transportation disruptions; our ability to protect our brands and intellectual property; absorbing fixed costs in production; managing expansion or consolidation of manufacturing facilities; outages or breaches of technology systems, which could result in lost or stolen information and associated remediation costs; our ability to meet pension funding obligations; managing our share repurchases; competitive pricing pressures; our ability to develop new and innovative products and services at a competitive price, in legal compliance with existing rules; maintaining product quality and service standards; product liability, warranty, and other claims risks; legal and regulatory compliance, including increased costs, fines, and reputational risks; changes in income tax legislation or enforcement; having to record an impairment to the value of goodwill and other assets; certain divisive shareholder activist actions; international business risks; and weather and catastrophic event risks.

Additional risk factors are included in the Company’s Annual Report on Form 10-K for 2017 and Quarterly Reports on Form 10-Q for subsequent periods. Forward-looking statements speak only as of the date on which they are made, and Brunswick does not undertake any obligation to update them to reflect events or circumstances after the date of this quarterly report.

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

Item 4.  Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively), the Company has evaluated its disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. The Company implemented internal controls to ensure adequate evaluation of contracts and proper assessment of the impact of the new accounting standard related to revenue recognition (ASC 606) on the financial statements to facilitate the adoption and implementation on January 1, 2018. There were no material changes to the Company's internal control over financial reporting due to the adoption of the new standard. On August 9, 2018, the Company completed the acquisition of Power Products.  Our management is in the process of reviewing the operations of Power Products, and implementing our internal control structure over the operations of the recently acquired entity; however, we will elect to exclude Power Products when conducting our annual evaluation of the effectiveness of internal controls over financial reporting, as permitted by applicable regulations. Except for the preceding changes, there were no changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

Brunswick’s operations and financial results are subject to various risks and uncertainties that could adversely affect the Company’s business, financial condition, results of operations, cash flows, and the trading price of Brunswick’s common stock. There have been no material changes to the risk factors previously disclosed in the 2017 Form 10-K and Quarterly Reports on Form 10-Q for subsequent periods.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has executed share repurchases against authorization approved by the Board of Directors in 2014 and 2016. In 2018, the Company repurchased $75 million of stock under these authorizations and as of September 29, 2018, the remaining authorization was $35 million.

During the three months ended September 29, 2018, the Company repurchased the following shares of its common stock:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Amount of Dollars that May Yet Be Used to Purchase Shares Under the Program
July 1 to July 28	74,940	$66.70	74,940
July 29 to August 25	—	—	—
August 26 to September 29	—	—	—
Total	74,940	$66.70	74,940	$34,820,655

Item 5. Other Information

On October 29, 2018, the Company announced that Jaime A. Irick would be leaving his role as Vice President and President - Fitness Division effective immediately.

In connection with his departure, the Company and Mr. Irick entered into a separation agreement (the “Separation Agreement”). Pursuant to the terms of the Separation Agreement, which includes a mutual release of claims, Mr. Irick is eligible to receive the payments and benefits provided for upon a termination other than for cause in his previously-disclosed Terms & Conditions of Employment, as further described in the Proxy Statement on Schedule 14A Brunswick filed with the Securities and Exchange Commission on March 22, 2018. In addition to the payments and benefits provided under the Terms & Conditions of Employment, Mr. Irick is eligible to receive a lump-sum cash payment of $190,000, payable on the Company’s first regular payroll date following Mr. Irick’s termination of employment with the Company, as well as two additional payments of $475,000 each, payable 12 and 18 months, respectively, after the date of Mr. Irick’s termination of employment with the Company.
The Separation Agreement provides that Mr. Irick will comply with the restrictive covenants contained in his Terms & Conditions of Employment, as modified, and includes a mutual non-disparagement covenant between Mr. Irick and the Company.
This description of the Separation Agreement is not, and does not purport to be, complete and is qualified in its entirety by reference to a copy of the Separation Agreement filed as Exhibit 10.1 and incorporated herein by reference.
Item 6.    Exhibits

4.1
Indenture, dated as of October 3, 2018, between the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 3, 2018)

4.2
First Supplemental Indenture, dated as of October 3, 2018, between the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on October 3, 2018)

4.3	Form of Global Note for the 6.500% Senior Notes due 2048 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 8-A filed on October 3, 2018)
10.1*	Separation Agreement between Jaime A. Irick and Brunswick Corporation, dated October 29, 2018
10.2
Term Loan Credit Agreement, dated as of August 7, 2018, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2018)

10.3
Amended and Restated Credit Agreement, dated as of March 21, 2011, as amended and restated as of June 26, 2014, as further amended and restated as of June 30, 2016, as further amended as of July 13, 2018 and as further amended and restated as of September 26, 2018, among the Company, the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2018)

10.4
First Amendment, dated September 26, 2018, to the Term Loan Credit Agreement, dated as of August 7, 2018, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 28, 2018)

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

BRUNSWICK CORPORATION
October 31, 2018	By:	/s/ DANIEL J. TANNER
Daniel J. Tanner
Vice President and Controller*

*Mr. Tanner is signing this report both as a duly authorized officer and as the principal accounting officer.