Form 10-Q
period 2019-03-30
BRUNSWICK CORP
filed 2019-05-01
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 30, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, par value $0.75 per share 6.500% Senior Notes due 2048 6.625% Senior Notes due 2049 6.375% Senior Notes due 2049	BC BC-A BC-B BC-C	New York Stock Exchange
The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of April 29, 2019 was 87,076,644.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 30, 2019

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BRUNSWICK CORPORATION Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended
(in millions, except per share data)	March 30, 2019	March 31, 2018
Net sales	$1,275.9	$1,211.4
Cost of sales	938.4	901.4
Selling, general and administrative expense	189.6	163.5
Research and development expense	35.0	37.6
Restructuring, exit, integration and impairment charges	141.5	3.8
Operating earnings (loss)	(28.6)	105.1
Equity earnings	1.9	1.0
Other expense, net	(1.6)	(0.0)
Earnings (loss) before interest and income taxes	(28.3)	106.1
Interest expense	(19.8)	(6.7)
Interest income	0.4	0.7
Earnings (loss) before income taxes	(47.7)	100.1
Income tax provision (benefit)	(11.4)	27.2
Net earnings (loss)	$(36.3)	$72.9

Earnings (loss) per common share:
Basic	$(0.42)	$0.83
Diluted	$(0.42)	$0.82

Weighted average shares used for computation of:
Basic earnings (loss) per common share	87.5	88.1
Diluted earnings (loss) per common share	87.5	88.8

Comprehensive income (loss)	$(35.3)	$83.9

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Balance Sheets (unaudited)

(in millions)	March 30, 2019	December 31, 2018	March 31, 2018
Assets
Current assets
Cash and cash equivalents, at cost, which approximates fair value	$161.5	$294.4	$284.0
Restricted cash	9.1	9.0	9.4
Short-term investments in marketable securities	0.8	0.8	0.8
Total cash and short-term investments in marketable securities	171.4	304.2	294.2
Accounts and notes receivable, less allowances of $10.0, $11.3 and $9.4	683.7	550.7	623.6
Inventories
Finished goods	650.2	614.2	562.0
Work-in-process	112.1	106.1	133.1
Raw materials	228.8	223.4	208.0
Net inventories	991.1	943.7	903.1
Prepaid expenses and other	91.6	81.6	41.8
Current assets	1,937.8	1,880.2	1,862.7

Property
Land	24.0	24.0	25.2
Buildings and improvements	477.6	469.7	420.1
Equipment	1,145.5	1,128.9	1,038.6
Total land, buildings and improvements and equipment	1,647.1	1,622.6	1,483.9
Accumulated depreciation	(967.7)	(952.4)	(910.6)
Net land, buildings and improvements and equipment	679.4	670.2	573.3
Unamortized product tooling costs	131.8	135.1	149.4
Net property	811.2	805.3	722.7

Other assets
Goodwill	634.1	767.1	428.3
Other intangibles, net	636.7	646.4	148.0
Operating lease assets	99.2	—	—
Deferred income tax asset	109.4	96.1	171.0
Equity investments	38.5	34.6	29.5
Other long-term assets	62.9	56.0	42.4
Other assets	1,580.8	1,600.2	819.2

Total assets	$4,329.8	$4,285.7	$3,404.6

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Balance Sheets (unaudited)

(in millions)	March 30, 2019	December 31, 2018	March 31, 2018
Liabilities and shareholders’ equity
Current liabilities
Short-term debt and current maturities of long-term debt	$40.9	$41.3	$5.1
Accounts payable	473.3	527.8	431.0
Accrued expenses	691.5	687.4	640.3
Current liabilities	1,205.7	1,256.5	1,076.4

Long-term liabilities
Debt	1,245.6	1,179.5	428.9
Operating lease liabilities	83.8	—	—
Postretirement benefits	70.0	71.6	218.9
Other	197.8	195.5	199.6
Long-term liabilities	1,597.2	1,446.6	847.4

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares; outstanding: 87,063,000, 86,757,000 and 87,277,000 shares	76.9	76.9	76.9
Additional paid-in capital	359.9	371.1	357.4
Retained earnings	2,081.1	2,135.7	1,994.4
Treasury stock, at cost: 15,475,000, 15,781,000 and 15,261,000 shares	(628.9)	(638.0)	(599.1)
Accumulated other comprehensive loss	(362.1)	(363.1)	(348.8)
Shareholders’ equity	1,526.9	1,582.6	1,480.8

Total liabilities and shareholders’ equity	$4,329.8	$4,285.7	$3,404.6

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
(in millions)	March 30, 2019	March 31, 2018
Cash flows from operating activities
Net earnings (loss)	$(36.3)	$72.9
Depreciation and amortization	39.8	27.8
Stock compensation expense	3.3	1.9
Pension expense, net of funding	0.3	0.9
Asset impairment charges	138.7	—
Deferred income taxes	(3.4)	20.0
Changes in certain current assets and current liabilities	(211.2)	(224.2)
Long-term extended warranty contracts and other deferred revenue	1.2	2.6
Fitness business separation costs	7.8	—
Cash paid for Fitness business separation costs	(1.5)	—
Income taxes	(16.2)	32.5
Other, net	(1.9)	(1.5)
Net cash used for operating activities	(79.4)	(67.1)

Cash flows from investing activities
Capital expenditures	(88.1)	(37.1)
Investments	(3.8)	(4.8)
Proceeds from the sale of property, plant and equipment	—	0.1
Other, net	—	(0.2)
Net cash used for investing activities	(91.9)	(42.0)

Cash flows from financing activities
Proceeds from issuances of short-term debt	215.0	—
Payments of short-term debt	(215.0)	—
Net proceeds from issuances of long-term debt	222.0	—
Payments of long-term debt including current maturities	(159.0)	(0.1)
Common stock repurchases	—	(35.0)
Cash dividends paid	(18.3)	(16.6)
Proceeds from share-based compensation activity	0.5	1.0
Tax withholding associated with shares issued for share-based compensation	(6.8)	(9.3)
Other, net	(0.2)	—
Net cash provided by (used for) financing activities	38.2	(60.0)

Effect of exchange rate changes	0.3	4.3
Net decrease in Cash and cash equivalents and Restricted cash	(132.8)	(164.8)
Cash and cash equivalents and Restricted cash at beginning of period	303.4	458.2

Cash and cash equivalents and Restricted cash at end of period	170.6	293.4
Less: Restricted cash	9.1	9.4
Cash and cash equivalents at end of period	$161.5	$284.0

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

Brunswick Corporation Condensed Consolidated Statements of Shareholders' Equity (unaudited)

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2018	$76.9	$371.1	$2,135.7	$(638.0)	$(363.1)	$1,582.6
Net loss	—	—	(36.3)	—	—	(36.3)
Other comprehensive income	—	—	—	—	1.0	1.0
Dividends ($0.21 per common share)	—	—	(18.3)	—	—	(18.3)
Compensation plans and other	—	(11.2)	—	9.1	—	(2.1)
Balance at March 30, 2019	$76.9	$359.9	$2,081.1	$(628.9)	$(362.1)	$1,526.9

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2017	$76.9	$374.4	$1,966.8	$(575.4)	$(359.8)	$1,482.9
Net earnings	—	—	72.9	—	—	72.9
Other comprehensive income	—	—	—	—	11.0	11.0
Dividends ($0.19 per common share)	—	—	(16.6)	—	—	(16.6)
Compensation plans and other	—	(17.0)	—	11.3	—	(5.7)
Common stock repurchases	—	—	—	(35.0)	—	(35.0)
ASU No. 2014-09 adoption	—	—	(28.7)	—	—	(28.7)
Balance at March 31, 2018	$76.9	$357.4	$1,994.4	$(599.1)	$(348.8)	$1,480.8

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Brunswick’s 2018 Annual Report on Form 10-K for the year ended December 31, 2018 (the 2018 Form 10-K). These results include, in management's opinion, all normal and recurring adjustments necessary to present fairly Brunswick's financial position, results of operations and cash flows. Due to the seasonality of Brunswick’s businesses, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Saturday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The first quarter of fiscal year 2019 ended on March 30, 2019 and the first quarter of fiscal year 2018 ended on March 31, 2018.

On March 1, 2018, the Company's Board of Directors authorized proceeding with separating its Fitness business from the Company portfolio. While the Company continues to maintain its preparedness for a spin-off of the Fitness business, there has been a strong level of buyer interest in the sales process. Should the separation take the form of a sale, the Company anticipates a sale would be announced in the second quarter of 2019.

Recently Adopted Accounting Standards

Recognition of Leases: In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases, (new leasing standard), which amended the Accounting Standards Codification (ASC) to require lessees to recognize assets and liabilities on the balance sheet for all leases with terms greater than twelve months. On January 1, 2019, the Company adopted the new leasing standard and all related amendments. The Company elected the optional transition method provided by the FASB in ASU 2018-11, Leases (Topic 842): Targeted Improvements, and as a result, has not restated its condensed consolidated financial statements for prior periods presented. The Company has elected the practical expedients upon transition to retain the lease classification and initial direct costs for any leases that existed prior to adoption. The Company has also not reassessed whether any contracts entered into prior to adoption are leases.

The standard did not have a material impact on the Company's Condensed Consolidated Statements of Comprehensive Income. The cumulative effect of the changes made to the Company's Consolidated Balance Sheet as of January 1, 2019 for the adoption of the new leasing standard was as follows:

Notes to Condensed Consolidated Financial Statements
(unaudited)

(in millions)	Balance as of December 31, 2018	Adjustments Due to ASC 842	Balance as of January 1, 2019
Assets
Operating lease assets	$—	$101.2	$101.2

Current liabilities
Accrued expenses	687.4	19.3	706.7

Long-term liabilities
Other	195.5	(3.4)	192.1
Operating lease liabilities	—	85.3	85.3

The Company determines if an arrangement is a lease at lease inception. Operating lease right-of-use (ROU) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company's lease contracts do not include an implicit rate, the Company uses its incremental borrowing rate based on information available at commencement date in determining the present value of future payments. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. The operating lease ROU asset also includes any initial direct costs and lease payments made prior to lease commencement, and excludes lease incentives incurred.

The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company has certain lease agreements that contain both lease and non-lease components, which it has elected to account for as a single lease component for all asset classes.

Measurement of Goodwill Impairment: In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The standard simplifies the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test. Instead, goodwill impairment is measured as the difference between the fair value and the carrying value of the reporting unit. The standard also clarifies the treatment of the income tax effect of tax-deductible goodwill when measuring goodwill impairment loss. The Company early adopted this amendment on January 1, 2019.

Tax Effects in Other Comprehensive Income: In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI), which requires certain new disclosures and permits companies to reclassify the disproportionate income tax effects of the Tax Cuts and Jobs Act of 2017 on items within AOCI to retained earnings. The Company currently records its stranded tax effects in AOCI using the portfolio approach. Upon adoption, the Company elected not to reclassify stranded tax effects in AOCI to retained earnings and there was no impact on its consolidated financial statements.

Hedge Accounting: In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, to simplify the application of hedge accounting and to better align an entity's risk management activities with the financial reporting of hedging relationships. The Company adopted this ASC amendment and it did not have a material impact on its consolidated financial statements.

Note 2 – Revenue Recognition

The following table presents the Company's revenue into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors:

Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended
	March 30, 2019
	Marine Engine	Boat	Fitness	Total
Geographic Markets
United States	$524.2	$273.9	$115.1	$913.2
Europe	119.2	36.7	45.4	201.3
Asia-Pacific	56.1	5.4	35.7	97.2
Canada	31.3	50.0	6.4	87.7
Rest-of-World	35.2	7.3	22.6	65.1
Marine eliminations	(88.6)	—	—	(88.6)
Total	$677.4	$373.3	$225.2	$1,275.9

Major Product Lines
Propulsion	$400.0	$—	$—	$400.0
Parts & Accessories	366.0	—	—	366.0
Aluminum Freshwater Boats	—	166.2	—	166.2
Recreational Fiberglass Boats	—	115.0	—	115.0
Saltwater Fishing Boats	—	90.2	—	90.2
Commercial Cardio Fitness Equipment	—	—	121.5	121.5
Commercial Strength Fitness Equipment	—	—	84.8	84.8
Consumer Fitness Equipment	—	—	18.9	18.9
Other	—	1.9	—	1.9
Marine eliminations	(88.6)	—	—	(88.6)
Total	$677.4	$373.3	$225.2	$1,275.9

Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended
	March 31, 2018
	Marine Engine	Boat	Fitness	Total
Geographic Markets
United States	$476.5	$274.7	$121.6	$872.8
Europe	97.8	43.1	53.4	194.3
Asia-Pacific	50.4	7.0	42.1	99.5
Canada	28.9	46.8	7.1	82.8
Rest-of-World	33.5	4.9	20.2	58.6
Marine eliminations	(96.6)	—	—	(96.6)
Total	$590.5	$376.5	$244.4	$1,211.4

Major Product Lines
Propulsion	$379.0	$—	$—	$379.0
Parts & Accessories	308.1	—	—	308.1
Aluminum Freshwater Boats	—	161.6	—	161.6
Recreational Fiberglass Boats	—	127.7	—	127.7
Saltwater Fishing Boats	—	85.7	—	85.7
Commercial Cardio Fitness Equipment	—	—	132.3	132.3
Commercial Strength Fitness Equipment	—	—	90.9	90.9
Consumer Fitness Equipment	—	—	21.2	21.2
Other	—	1.5	—	1.5
Marine eliminations	(96.6)	—	—	(96.6)
Total	$590.5	$376.5	$244.4	$1,211.4
As of January 1, 2019, $178.7 million of contract liabilities associated with extended warranties, customer deposits, and product rebates were reported in Accrued expenses and Other Long-term liabilities and $28.2 million of this amount was recognized as revenue during the three months ended March 30, 2019. As of March 30, 2019, total contract liabilities were $187.7 million. The total amount of the transaction price allocated to unsatisfied performance obligations as of March 30, 2019 was $163.1 million for contracts greater than one year, which includes both extended warranties and product rebates. The Company expects to recognize approximately $45.3 million of this amount in 2019, $57.7 million in 2020, and $60.1 million thereafter.
Note 3 – Restructuring, Exit, Integration and Impairment Activities

As discussed in Note 9 – Goodwill and Other Intangibles, in the first quarter of 2019 the Company determined that the carrying value of its Fitness reporting unit was in excess of its fair value. As a result, the Company recorded a goodwill impairment charge of $137.2 million within the Fitness segment.

In the first quarter of 2019, the Company recorded restructuring charges within the Boat segment related to consolidating its commercial and government products operations in order to rationalize its product line to better align with customer demand.

In the first quarter of 2019, the Company recorded charges within Corporate for headcount reductions aimed at streamlining the cost structure.

In the first quarter of 2019 and 2018, the Company implemented headcount reductions in the Fitness segment aimed at improving general operating efficiencies.

Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company recorded restructuring, exit, integration and impairment charges in the Condensed Consolidated Statements of Comprehensive Income as a result of the activities described above. The following table is a summary of the expense associated with the restructuring, exit, integration and impairment activities for the three months ended March 30, 2019 and March 31, 2018, as discussed above:

	March 30, 2019				March 31, 2018
(in millions)	Fitness	Boat	Corporate	Total	Fitness	Boat	Total
Restructuring and exit activities:
Employee termination and other benefits	$1.1	$0.4	$1.2	$2.7	$0.8	$2.0	$2.8
Current asset write-downs (gains on disposal)	—	0.2	—	0.2	(0.4)	—	(0.4)
Professional fees	—	—	—	—	—	0.6	0.6
Other	—	0.1	—	0.1	—	—	—
Asset disposition and impairment actions:
Goodwill impairment	137.2	—	—	137.2	—	—	—
Definite-lived and other asset impairments	—	1.3	—	1.3	—	—	—
Integration activities:
Employee termination and other benefits	—	—	—	—	0.0	—	0.0
Professional fees	—	—	—	—	0.7	—	0.7
Other	—	—	—	—	0.1	—	0.1
Total restructuring, exit, integration and impairment charges	$138.3	$2.0	$1.2	$141.5	$1.2	$2.6	$3.8

Total cash payments for restructuring, exit, integration and impairment charges (A)	$0.7	$5.0	$0.2	$5.9	$2.0	$0.2	$2.5
Accrued charges at end of the period (B)	$4.0	$10.8	$2.0	$16.8	$4.4	$3.4	$8.0

(A) Total cash payments for the three months ended March 31, 2018 also include $0.3 million of payments for Corporate restructuring, exit, integration and impairment charges. Cash payments may include payments related to prior period charges.
(B) Restructuring, exit, integration and impairment charges accrued as of March 31, 2018 also include $0.2 million of Corporate charges. The accrued charges as of March 30, 2019 are expected to be paid during 2019 and 2020.

Note 4 – Acquisitions

2018 Acquisitions

On August 9, 2018, the Company completed its acquisition of the Global Marine & Mobile business of Power Products Holdings, LLC (Power Products) for $909.6 million in cash, on a cash-free, debt-free basis. Brunswick used proceeds from a combination of 364-day, three-year and five-year term loans (Term Loans) totaling $800.0 million as described in the 2018 Form 10-K along with cash on hand to fund this acquisition.

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

The purchase price allocation for the assets acquired and liabilities assumed is preliminary and subject to change within the allowed measurement period as the Company finalizes its fair value estimates. The following table is a summary of the assets acquired, liabilities assumed and net cash consideration paid for the Power Products acquisition during 2018:

Notes to Condensed Consolidated Financial Statements
(unaudited)

(in millions)	Fair Value	Useful Life
Accounts and notes receivable	$38.3
Inventory	64.3
Goodwill (A) (B)	348.6
Trade names	111.0	Indefinite
Customer relationships	430.0	15 years
Property and equipment	10.6
Other assets	5.6
Total assets acquired	1,008.4

Accounts payable (B)	24.3
Accrued expenses (B)	19.8
Deferred tax liabilities	54.7
Total liabilities assumed	98.8

Net cash consideration paid	$909.6

(A) The goodwill recorded for the acquisition of Power Products is partially deductible for tax purposes.
(B) Includes $4.4 million of purchase accounting adjustments in the first quarter of 2019 related to contingency reserves.

Pro Forma Financial Information (Unaudited)

The pro forma information has been prepared as if the Power Products acquisition and the related debt financing had occurred on January 1, 2018. These pro forma results are based on estimates and assumptions which the Company believes to be reasonable. They are not the results that would have been realized had the acquisition actually occurred on January 1, 2018 and are not necessarily indicative of Brunswick's consolidated net earnings in future periods. The pro forma results include adjustments primarily related to interest expense on the Term Loans and amortization of intangible assets.

	Three Months Ended
(in millions)	March 30, 2019	March 31, 2018
Pro forma Net sales	$1,275.9	$1,272.7
Pro forma Operating earnings (loss)	(28.6)	93.8
Pro forma Net earnings (loss)	(34.9)	59.2

The pro forma results reflect an effective income tax rate of 23.9 percent and 22.5 percent for the three months ended March 30, 2019 and March 31, 2018, respectively.

Note 5 – Financial Instruments

The Company operates globally with manufacturing and sales facilities around the world. Due to the Company’s global operations, the Company engages in activities involving both financial and market risks. The Company utilizes normal operating and financing activities, along with derivative financial instruments, to minimize these risks. See Note 15 in the Notes to Consolidated Financial Statements in the 2018 Form 10-K for further details regarding the Company's financial instruments and hedging policies.

Foreign Currency Derivatives. Forward exchange contracts outstanding at March 30, 2019, December 31, 2018 and March 31, 2018 had notional contract values of $493.8 million, $424.1 million and $436.0 million, respectively. There were no option contracts outstanding at March 30, 2019. Option contracts outstanding at December 31, 2018 and March 31, 2018 had notional contract values of $27.2 million and $18.0 million, respectively. The forward contracts outstanding at March 30, 2019 mature through 2020 and mainly relate to the Euro, Japanese yen, Canadian dollar and Australian dollar. As of March 30, 2019, the Company estimates

Notes to Condensed Consolidated Financial Statements
(unaudited)

that during the next 12 months, it will reclassify approximately $6.8 million of net gains (based on current rates) from Accumulated other comprehensive loss to Cost of sales.

Interest Rate Derivatives. The Company enters into fixed-to-floating interest rate swaps to convert a portion of the Company's long-term debt from fixed to floating rate debt. As of March 30, 2019, December 31, 2018 and March 31, 2018, the outstanding swaps had notional contract values of $200.0 million, of which $150.0 million corresponds to the Company's 4.625 percent Senior notes due 2021 and $50.0 million corresponds to the Company's 7.375 percent Debentures due 2023. These instruments have been designated as fair value hedges, with the fair value recorded in long-term debt.

As of March 30, 2019, December 31, 2018 and March 31, 2018, the Company had $2.4 million, $2.5 million and $3.2 million, respectively, of net deferred losses associated with all settled forward-starting interest rate swaps, which were designated as cash flow hedges with gains and losses included in Accumulated other comprehensive loss. As of March 30, 2019, the Company estimates that during the next 12 months, it will reclassify approximately $0.6 million of net losses resulting from settled forward-starting interest rate swaps from Accumulated other comprehensive loss to Interest expense.

As of March 30, 2019, December 31, 2018 and March 31, 2018, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets				Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value			Balance Sheet Location	Fair Value
		Mar 30, 2019	Dec 31, 2018	Mar 31, 2018		Mar 30, 2019	Dec 31, 2018	Mar 31, 2018
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid expenses and other	$6.9	$8.1	$2.8	Accrued expenses	$1.0	$1.1	$5.8

Derivatives Designated as Fair Value Hedges
Interest rate contracts	Prepaid expenses and other	$0.0	$0.0	$2.9	Accrued expenses	$0.2	$0.1	$2.6
Interest rate contracts	Other long-term assets	0.9	—	—	Other long-term liabilities	0.4	1.8	2.8
Total		$0.9	$0.0	$2.9		$0.6	$1.9	$5.4

Other Hedging Activity
Foreign exchange contracts	Prepaid expenses and other	$1.3	$1.0	$0.4	Accrued expenses	$0.2	$0.1	$0.5

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 30, 2019 and March 31, 2018 was:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings
	Mar 30, 2019	Mar 31, 2018		Mar 30, 2019	Mar 31, 2018
Interest rate contracts	$—	$—	Interest expense	$(0.1)	$(0.3)
Foreign exchange contracts	1.5	(3.6)	Cost of sales	2.8	(2.6)
Total	$1.5	$(3.6)		$2.7	$(2.9)

Notes to Condensed Consolidated Financial Statements
(unaudited)

Derivatives Designated as Fair Value Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
		Mar 30, 2019	Mar 31, 2018
Interest rate contracts	Interest expense	$(0.1)	$0.2

Other Hedging Activity	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
		Mar 30, 2019	Mar 31, 2018
Foreign exchange contracts	Cost of sales	$1.3	$(3.7)
Foreign exchange contracts	Other expense, net	0.0	(1.1)
Total		$1.3	$(4.8)

Fair Value of Other Financial Instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents and accounts and notes receivable approximate their fair values because of the short maturity of these instruments. At March 30, 2019, December 31, 2018 and March 31, 2018, the fair value of the Company’s long-term debt was approximately $1,363.0 million, $1,292.9 million and $497.6 million, respectively, and was determined using Level 1 and Level 2 inputs described in Note 8 to the Notes to Consolidated Financial Statements in the 2018 Form 10-K. The carrying value of long-term debt, including current maturities, was $1,310.1 million, $1,226.4 million and $438.8 million as of March 30, 2019, December 31, 2018 and March 31, 2018, respectively.

Note 6 – Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 30, 2019:

(in millions)	Level 1	Level 2	Total
Assets:
Cash equivalents	$0.2	$—	$0.2
Short-term investments in marketable securities	0.8	—	0.8
Restricted cash	9.1	—	9.1
Derivatives	—	9.1	9.1
Total assets	$10.1	$9.1	$19.2

Liabilities:
Derivatives	$—	$1.8	$1.8
Deferred compensation	3.8	24.6	28.4
Total liabilities at fair value	$3.8	$26.4	$30.2
Liabilities measured at net asset value			10.2
Total liabilities			$40.4

Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018:

(in millions)	Level 1	Level 2	Total
Assets:
Short-term investments in marketable securities	$0.8	$—	$0.8
Restricted cash	9.0	—	9.0
Derivatives	—	9.1	9.1
Total assets	$9.8	$9.1	$18.9

Liabilities:
Derivatives	$—	$3.1	$3.1
Deferred compensation	3.5	22.9	26.4
Total liabilities at fair value	$3.5	$26.0	$29.5
Liabilities measured at net asset value			10.2
Total liabilities			$39.7

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2018:

(in millions)	Level 1	Level 2	Total
Assets:
Short-term investments in marketable securities	$0.8	$—	$0.8
Restricted cash	9.4	—	9.4
Derivatives	—	6.1	6.1
Total assets	$10.2	$6.1	$16.3

Liabilities:
Derivatives	$—	$11.7	$11.7
Deferred compensation	3.6	27.8	31.4
Total liabilities at fair value	$3.6	$39.5	$43.1
Liabilities measured at net asset value			8.8
Total liabilities			$51.9

In addition to the items shown in the tables above, refer to Note 18 in the Notes to Consolidated Financial Statements in the 2018 Form 10-K for further discussion regarding the fair value measurements associated with the Company’s postretirement benefit plans.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 7 – Share-Based Compensation

Under the Brunswick Corporation 2014 Stock Incentive Plan, the Company may grant stock appreciation rights (SARs), non-vested stock awards and performance awards to executives, other employees and non-employee directors from treasury shares and from authorized, but unissued, shares of common stock initially available for grant, in addition to: (i) the forfeiture of past awards; (ii) shares not issued upon the net settlement of SARs; or (iii) shares delivered to or withheld by the Company to pay the withholding taxes related to awards. As of March 30, 2019, 4.9 million shares remained available for grant.

Non-Vested Stock Awards

The Company grants both stock-settled and cash-settled non-vested stock units and awards to key employees as determined by management and the Human Resources and Compensation Committee of the Board of Directors. The Company granted 0.3 million of stock awards during both the three months ended March 30, 2019 and March 31, 2018. The Company recognizes the cost of non-vested stock units and awards on a straight-line basis over the requisite vesting period. Additionally, cash-settled non-vested stock units and awards are recorded as a liability on the balance sheet and adjusted to fair value each reporting period through stock compensation expense. During the three months ended March 30, 2019 and March 31, 2018, the Company charged $2.6 million and $2.5 million, respectively, to compensation expense for non-vested stock awards.

As of March 30, 2019, there was $27.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. The Company expects this cost to be recognized over a weighted average period of 2.4 years.

Performance Awards

In both February of 2019 and 2018, the Company granted 0.1 million performance shares to certain senior executives. Performance share awards are based on three performance measures: a cash flow return on investment (CFROI) measure, an operating margin (OM) measure and a total shareholder return (TSR) modifier. Performance shares are earned based on a three-year performance period commencing at the beginning of the calendar year of each grant. The performance shares earned are then subject to a TSR modifier based on the Company's stock returns measured against stock returns of a predefined comparator group over a three-year performance period. Additionally, in February 2019 and 2018, the Company granted 24,605 and 24,490 performance shares, respectively, to certain officers and certain senior managers based on the respective measures and performance periods described above but excluding the TSR modifier. During the three months ended March 30, 2019 and March 31, 2018, the Company recognized a charge of $0.7 million and a benefit of $0.5 million, respectively, based on projections of probable attainment of the performance measures and the projected TSR modifier used to determine the performance awards.

The fair values of the senior executives' performance share award grants with a TSR modifier for grants in 2019 and 2018 were $49.64 and $61.59, respectively, which were estimated using the Monte Carlo valuation model, and incorporated the following assumptions:

	2019	2018
Risk-free interest rate	2.9%	2.4%
Dividend yield	1.7%	1.3%
Volatility factor	41.0%	38.9%
Expected life of award	2.9 years	2.9 years

The fair value of certain officers' and certain senior managers' performance awards granted based solely on the CFROI and OM performance factors was $47.61 and $57.19 in 2019 and 2018, respectively, which was equal to the stock price on the date of grant in 2019 and 2018, respectively, less the present value of expected dividend payments over the vesting period.

As of March 30, 2019, the Company had $8.4 million of total unrecognized compensation cost related to performance awards. The Company expects this cost to be recognized over a weighted average period of 1.5 years.

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

Note 8 – Commitments and Contingencies

There were no material changes during the three months ended March 30, 2019 to the financial commitments or the legal and environmental contingencies that were discussed in Note 14 in the Notes to Consolidated Financial Statements in the 2018 Form 10-K.

Product Warranties

The following activity related to product warranty liabilities was recorded in Accrued expenses during the three months ended March 30, 2019 and March 31, 2018:

(in millions)	March 30, 2019	March 31, 2018
Balance at beginning of period	$141.9	$127.2
Payments made	(23.4)	(16.2)
Provisions/additions for contracts issued/sold	18.9	19.0
Aggregate changes for preexisting warranties	0.1	(4.3)
Foreign currency translation	(0.0)	0.7
Other	0.5	(0.1)
Balance at end of period	$138.0	$126.3

Extended Warranties

The following activity related to deferred revenue for extended product warranty contracts was recorded in Accrued expenses and Other long-term liabilities during the three months ended March 30, 2019 and March 31, 2018:

(in millions)	March 30, 2019	March 31, 2018
Balance at beginning of period	$133.1	$112.1
Extended warranty contracts sold	16.8	12.9
Revenue recognized on existing extended warranty contracts	(14.1)	(10.1)
Foreign currency translation	0.1	0.5
Balance at end of period	$135.9	$115.4

Note 9 – Goodwill and Other Intangibles

Changes in the Company's goodwill during the three months ended March 30, 2019, by segment, are summarized below:

(in millions)	December 31, 2018	Impairments	Adjustments	March 30, 2019
Marine Engine	$375.1	$—	$4.5	$379.6
Boat	2.2	—	—	2.2
Fitness	389.8	(137.2)	(0.3)	252.3
Total	$767.1	$(137.2)	$4.2	$634.1

Notes to Condensed Consolidated Financial Statements
(unaudited)

Changes in the Company's goodwill during the three months ended March 31, 2018, by segment, are summarized below:

(in millions)	December 31, 2017	Impairments	Adjustments	March 31, 2018
Marine Engine	$31.7	$—	$1.2	$32.9
Boat	2.2	—	—	2.2
Fitness	391.4	—	1.8	393.2
Total	$425.3	$—	$3.0	$428.3

Due to recent, significant progress made toward the planned Fitness business separation and the strong level of buyer interest in the sales process, the Company re-evaluated the fair value of the Fitness reporting unit in the first quarter of 2019. To assess fair value, the Company performed a quantitative test using a combination of the market approach and the income approach. Fair value under the market approach was informed by significant progress made on the sale process during the quarter. The income approach calculates the fair value of the reporting unit using a discounted cash flow approach utilizing a Gordon Growth model. Internally forecasted future cash flows are discounted using a weighted average cost of capital (Discount Rate) developed for each reporting unit. The Discount Rate is developed using market observable inputs, as well as considering whether or not there is a measure of risk related to the specific reporting unit’s forecasted performance.

As a result of performing the fair value test, the Company determined the fair value of the Fitness reporting unit was less than its carrying value resulting in a pre-tax goodwill impairment charge of $137.2 million ($103.0 million after tax) for the three months ended March 30, 2019. The impairment was calculated in accordance with ASU 2017-04 as discussed in Note 1 - Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements. The charge was recorded within the Company’s Fitness segment within Restructuring, exit, integration and impairment in the Condensed Consolidated Statements of Comprehensive Income.

Adjustments for the three months ended March 30, 2019 mainly relate to refining purchase accounting related to the Power Products acquisition. See Note 4 – Acquisitions for further details on the Company's acquisitions. Adjustments in both periods include the effect of foreign currency translation on goodwill denominated in currencies other than the U.S. dollar.

As of March 30, 2019 the Company had $137.2 million of accumulated impairment loss on Goodwill. There was no accumulated impairment loss on Goodwill as of December 31, 2018 and March 31, 2018.

The Company's intangible assets, included within Other intangibles, net on the Condensed Consolidated Balance Sheets as of March 30, 2019, December 31, 2018 and March 31, 2018, are summarized by intangible asset type below:

	March 30, 2019		December 31, 2018		March 31, 2018
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Customer relationships	$734.3	$(265.2)	$734.4	$(256.5)	$306.5	$(240.1)
Trade names	164.5	(0.6)	164.4	—	76.1	—
Other	22.4	(18.7)	22.3	(18.2)	22.6	(17.1)
Total	$921.2	$(284.5)	$921.1	$(274.7)	$405.2	$(257.2)

The Company's intangible assets, included within Other intangibles, net on the Condensed Consolidated Balance Sheets as of March 30, 2019, December 31, 2018 and March 31, 2018, are summarized by segment below:

	March 30, 2019		December 31, 2018		March 31, 2018
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Marine Engine	$618.6	$(59.7)	$618.3	$(52.0)	$79.1	$(39.2)
Boat	223.4	(204.2)	223.4	(203.9)	223.6	(203.2)
Fitness	79.2	(20.6)	79.4	(18.8)	102.5	(14.8)
Total	$921.2	$(284.5)	$921.1	$(274.7)	$405.2	$(257.2)

Notes to Condensed Consolidated Financial Statements
(unaudited)

Other intangible assets primarily consist of patents. Gross amounts and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation. Aggregate amortization expense for intangibles was $9.8 million and $2.2 million for the three months ended March 30, 2019 and March 31, 2018, respectively.

Note 10 – Segment Data

Reportable Segments

The following table sets forth net sales and operating earnings (loss) of each of the Company's reportable segments for the three months ended March 30, 2019 and March 31, 2018:

	Net Sales		Operating Earnings (Loss)
(in millions)	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Marine Engine	$766.0	$687.1	$112.9	$95.7
Boat	373.3	376.5	22.0	14.4
Marine eliminations	(88.6)	(96.6)	—	—
Total Marine	1,050.7	967.0	134.9	110.1
Fitness	225.2	244.4	(139.1)	11.0
Corporate/Other	—	—	(24.4)	(16.0)
Total	$1,275.9	$1,211.4	$(28.6)	$105.1

The following table sets forth total assets of each of the Company's reportable segments:

	Total Assets
(in millions)	March 30, 2019	December 31, 2018	March 31, 2018
Marine Engine	$2,628.4	$2,380.9	$1,384.6
Boat	433.6	423.2	449.7
Total Marine	3,062.0	2,804.1	1,834.3
Fitness	844.9	972.7	1,004.9
Corporate/Other	422.9	508.9	565.4
Total	$4,329.8	$4,285.7	$3,404.6

As of March 30, 2019, December 31, 2018 and March 31, 2018, the Company had $8.9 million, $8.9 million and $12.8 million, respectively, of net assets classified as held-for-sale within Net property in the Condensed Consolidated Balance Sheets.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 11 – Comprehensive Income

Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets includes foreign currency cumulative translation adjustments; prior service costs and credits and net actuarial gains and losses for defined benefit plans; and unrealized derivative gains and losses, all net of tax. Changes in the components of Accumulated other comprehensive loss, all net of tax, for the three months ended March 30, 2019 and March 31, 2018 were as follows:

(in millions)	March 30, 2019	March 31, 2018
Net earnings (loss)	$(36.3)	$72.9
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	0.1	9.9
Net change in unamortized prior service credits	(0.1)	(0.1)
Net change in unamortized actuarial losses	1.9	1.9
Net change in unrealized derivative losses	(0.9)	(0.7)
Total other comprehensive income	1.0	11.0
Comprehensive income (loss)	$(35.3)	$83.9

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the three months ended March 30, 2019:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Net derivative losses	Total
Beginning balance	$(48.9)	$(6.1)	$(306.2)	$(1.9)	$(363.1)
Other comprehensive income (loss) before reclassifications (A)	0.1	—	(0.0)	1.0	1.1
Amounts reclassified from Accumulated other comprehensive loss (B)	—	(0.1)	1.9	(1.9)	(0.1)
Net other comprehensive income (loss)	0.1	(0.1)	1.9	(0.9)	1.0
Ending balance	$(48.8)	$(6.2)	$(304.3)	$(2.8)	$(362.1)

(A) The tax effects for the three months ended March 30, 2019 were $0.2 million for foreign currency translation, $0.0 million for net actuarial losses arising during the period and $(0.5) million for derivatives.
(B) See the table below for the tax effects for the three months ended March 30, 2019.

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

Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents reclassification adjustments out of Accumulated other comprehensive loss during the three months ended March 30, 2019 and March 31, 2018:

Details about Accumulated other comprehensive income (loss) components (in millions)	March 30, 2019	March 31, 2018	Affected line item in the statement where net income is presented
Amortization of defined benefit items:
Prior service credits	$0.2	$0.2	Other expense, net
Net actuarial losses	(2.5)	(2.5)	Other expense, net
	(2.3)	(2.3)	Earnings (loss) before income taxes
	0.5	0.4	Income tax provision (benefit)
	$(1.8)	$(1.9)	Net earnings (loss)

Amount of gain (loss) reclassified into earnings on derivative contracts:
Interest rate contracts	$(0.1)	$(0.3)	Interest expense
Foreign exchange contracts	2.8	(2.6)	Cost of sales
	2.7	(2.9)	Earnings (loss) before income taxes
	(0.8)	0.8	Income tax provision (benefit)
	$1.9	$(2.1)	Net earnings (loss)

Note 12 – Income Taxes

The Company recognized an income tax benefit of $(11.4) million and an income tax provision of $27.2 million for the three months ended March 30, 2019 and March 31, 2018, respectively, which included a net benefit of $(0.6) million and a net charge of $6.7 million, respectively. The net benefit of $(0.6) million related to certain special tax items. The net charge of $6.7 million was due primarily to updates related to 2017 tax reform. The effective tax rate, which is calculated as the income tax provision (benefit) as a percentage of earnings (loss) before income taxes, for the three months ended March 30, 2019 and March 31, 2018 was 23.9 percent and 27.2 percent, respectively.

No deferred income taxes have been provided as of March 30, 2019, December 31, 2018 or March 31, 2018 on the applicable undistributed earnings of the non-U.S. subsidiaries where the indefinite reinvestment assertion has been applied. If at some future date these earnings cease to be indefinitely reinvested and are repatriated, the Company may be subject to additional U.S. income taxes and foreign withholding taxes on such amounts. The Company continues to provide deferred taxes, as required, on the undistributed net earnings of foreign subsidiaries and unconsolidated affiliates that are not deemed to be indefinitely reinvested in operations outside the United States.

As of March 30, 2019, December 31, 2018 and March 31, 2018, the Company had $2.7 million, $2.3 million and $2.8 million of gross unrecognized tax benefits, including interest, respectively. The Company believes it is reasonably possible that the total amount of gross unrecognized tax benefits as of March 30, 2019 could decrease by approximately $1.0 million in the next 12 months due to settlements with taxing authorities or lapses in the applicable statute of limitations. Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be significant changes in the amount of unrecognized tax benefits in 2019, but the amount cannot be estimated at this time.

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

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 13 – Postretirement Benefits

The Company has defined contribution plans, qualified and nonqualified defined benefit pension plans and other postretirement benefit plans covering substantially all of its employees. The Company's contributions to its defined contribution plans include matching and annual discretionary contributions which are based on various percentages of compensation, and in some instances are based on the amount of the employees' contributions to the plans. See Note 18 in the Notes to Consolidated Financial Statements in the 2018 Form 10-K for further details regarding these plans.

Pension and other postretirement benefit costs included the following components for the three months ended March 30, 2019 and March 31, 2018:

	Pension Benefits		Other Postretirement Benefits
(in millions)	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Interest cost	$2.6	$5.7	$0.3	$0.3
Expected return on plan assets	(3.3)	(6.3)	—	—
Amortization of prior service credits	—	—	(0.2)	(0.2)
Amortization of net actuarial losses	2.5	2.5	—	—
Net pension and other benefit costs	$1.8	$1.9	$0.1	$0.1

Employer Contributions and Benefit Payments. The Company did not make contributions to its qualified pension plans during the three months ended March 30, 2019 or March 31, 2018. During the three months ended March 30, 2019 and March 31, 2018, the Company contributed $1.5 million and $1.0 million, respectively, to fund benefit payments to its nonqualified pension plan.

Note 14 – Debt

In March 2019, the Company issued an aggregate principal amount of $230.0 million of its 6.375% Senior Notes (2049 Notes) due April 2049 in a public offering, which resulted in aggregate net proceeds to the Company of $222.0 million. Net proceeds from the offering of the 2049 Notes were used to prepay all of the $150.0 million, 3-year tranche loan due 2021 and for general corporate purposes. Interest on the 2049 Notes is due quarterly, commencing on April 15, 2019. The Company may, at its option, redeem the 2049 Notes on or after (but not prior to) April 15, 2024, either in whole or in part, at a redemption price equal to 100 percent of the principal amount plus any accrued and unpaid interest. Additionally, in the event of a change in control, the Company may be required to repurchase some or all of its 2049 Notes at a price equal to 101 percent of the principal amount plus any accrued and unpaid interest. The 2049 Notes are unsecured and do not contain subsidiary guarantees.

Scheduled maturities, net:

(in millions)
Remainder of 2019	$31.2
2020	41.6
2021	190.1
2022	36.0
2023	304.2
Thereafter	683.4
Total debt	$1,286.5

The Company maintains an Amended and Restated Credit Agreement (Credit Facility) providing for $400.0 million of borrowing capacity in effect through September 2023. The Credit Facility includes provisions to add up to $100.0 million of additional borrowing capacity and extend the facility for two additional one-year terms, subject to lender approval. During the first quarter of 2019, borrowings under the Credit Facility totaled $215.0 million, all of which were repaid during the quarter. No borrowings were outstanding as of March 30, 2019, and available borrowing capacity totaled $396.4 million, net of $3.6 million of letters of credit outstanding under the Credit Facility. The maximum amount utilized under the Credit Facility during the three months ended March 30, 2019, including letters of credit outstanding, was $163.4 million. See Note 17 in the Notes to Consolidated Financial Statements in the 2018 Form 10-K for details regarding the Company's Credit Facility.

Notes to Condensed Consolidated Financial Statements
(unaudited)

As of March 30, 2019, the Company was in compliance with the financial covenants associated with the Company's debt.

Note 15 – Leases

The Company has operating lease agreements for offices, branches, factories, distribution and service facilities and certain personal property. Leases with an initial lease term of 12 months or less are not recorded on the balance sheet. Finance leases are not material to the Company's condensed consolidated financial statements.

Several leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The exercise of lease renewal options is at our sole discretion. Certain of our lease agreements include rental payments that vary based on changes in volume activity, storage activity, or changes in the Consumer Price Index (CPI) or other indices. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

A summary of the Company's lease assets and lease liabilities as of March 30, 2019 is as follows:

(in millions)	Classification	March 30, 2019
Lease Assets
Operating lease assets	Operating lease assets	$99.2

Lease Liabilities
Current operating lease liabilities	Accrued expenses	23.2
Non-current operating lease liabilities	Operating lease liabilities	83.8
Total lease liabilities		$107.0

A summary of the Company's total lease cost for the three months ended March 30, 2019 is as follows:

(in millions)	Classification	March 30, 2019
Operating lease cost	Selling, general, and administrative expense	$5.0
	Cost of sales	8.7
Variable lease cost	Selling, general, and administrative expense	1.2
	Cost of sales	2.0
Total lease cost (A)		$16.9

(A) Includes total short-term lease cost which is immaterial.

The Company's maturity analysis of its operating lease liabilities as of March 30, 2019 is as follows:

(in millions)
2019	$21.9
2020	24.7
2021	20.6
2022	17.6
2023	14.8
Thereafter	23.0
Total lease payments	$122.6
Less: Interest	(15.6)
Present value of lease liabilities	$107.0

Notes to Condensed Consolidated Financial Statements
(unaudited)

The total weighted-average discount rate and remaining lease term for the Company's operating leases was 4.92 percent and 5.15 years, respectively, as of March 30, 2019. Total operating cash flows from operating leases were $7.3 million for the three months ended March 30, 2019.

The following represents the Company's future minimum rental payments at December 31, 2018 for agreements classified as operating leases under ASC 840 with non-cancelable terms in excess of one year:

(in millions)
2019	$40.3
2020	32.3
2021	26.5
2022	17.7
2023	13.7
Thereafter	22.9
Total (not reduced by minimum sublease income of $0.1)	$153.4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations of Brunswick Corporation (Brunswick or the Company) are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations that are subject to risks and uncertainties. Actual results may differ materially from expectations as of the date of this filing because of factors discussed in Part I, Item 1A – Risk Factors in Brunswick’s 2018 Annual Report on Form 10-K for the year ended December 31, 2018 (the 2018 Form 10-K).

Certain statements in the Management’s Discussion and Analysis are based on non-GAAP financial measures. GAAP refers to generally accepted accounting principles in the United States. For example, the discussion of the Company’s cash flows includes an analysis of free cash flows and total liquidity; the discussion of the Company's net sales includes a discussion of net sales on a constant currency basis and excluding acquisitions and Sport Yacht and Yacht operations; the discussion of the Company's earnings includes a presentation of operating earnings (loss) and operating margin excluding restructuring, exit, integration and impairment charges, Sport Yacht and Yacht operations, purchase accounting amortization and costs related to the planned Fitness business separation; gross margin excluding Sport Yacht and Yacht operations and purchase accounting amortization; and diluted earnings per common share, as adjusted. A “non-GAAP financial measure” is a numerical measure of a registrant’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the consolidated statements of operations, balance sheets or statements of cash flows of the issuer; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. Non-GAAP financial measures do not include operating and statistical measures.

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

Fitness Business Separation and Goodwill Impairment

The Company has made significant progress on the separation of the Fitness business and has received a strong level of buyer interest in the sales process. While the Company continues to maintain its preparedness for a spin-off of the Fitness business, the Company expects to be in a position to announce a sale of the Fitness business as expeditiously as possible in the second quarter of 2019.

As a result of the events described above, the Company re-evaluated the fair value of the Fitness reporting unit and recorded a goodwill impairment charge of $137.2 million within the Fitness segment. Refer to Note 9 – Goodwill and Other Intangibles in the Notes to Condensed Consolidated Financial Statements for further information.

Presentation of Sea Ray Results

As discussed in Note 3 - Discontinued Operations in the 2018 Form 10-K, the Company wound down its Sea Ray Sport Yacht and Yacht operations during 2018. As the wind-down was largely completed by the end of 2018, non-GAAP figures for 2018 exclude the results of Sport Yacht and Yacht operations.

Acquisition of Power Products

On August 9, 2018, the Company completed its acquisition of the Global Marine Business of Power Products Holdings, LLC (Power Products) for $909.6 million in cash, on a cash-free, debt-free basis. For further discussion regarding the acquisition, refer to Note 4 – Acquisitions in the Notes to Condensed Consolidated Financial Statements.

Overview and Outlook

Overview

Net sales increased 5 percent during the first quarter of 2019 when compared with the first quarter of 2018 and the Company's combined marine segments' net sales increased 9 percent over the comparative period. The Marine Engine segment reported strong net sales increases led by benefits from the Power Products acquisition and healthy demand for recently introduced higher horsepower outboard products. Boat segment net sales decreased slightly and were negatively affected by the wind down of Sport Yacht and Yacht operations in the second half of 2018. This headwind was partially offset by gains in premium product offerings including Sea Ray Sport Boats and Sport Cruisers. Consistent with expectations, Fitness segment revenues declined due to lower sales to value-oriented clubs along with softness in certain international markets. International net sales for the Company increased 4 percent in the first quarter of 2019 on a GAAP basis when compared with the first quarter of 2018, and increased 5 percent on a constant currency basis and excluding the impact of acquisitions. International sales increases were driven by Rest-of-World regions (which includes all regions other than the United States, Europe, Asia-Pacific and Canada), Europe and Canada, partially offset by slight declines in Asia-Pacific.

Operating losses in the first quarter of 2019 were $(28.6) million and included $141.5 million of restructuring, exit, integration and impairment charges, mainly resulting from a $137.2 million goodwill impairment charge in the Fitness segment. Additionally, the Company incurred $7.8 million of costs related to the planned Fitness business separation and $7.2 million of purchase accounting amortization related to the Power Products acquisition. Excluding these items, operating earnings for the first quarter of 2019 were $127.9 million with an operating margin of 10.0 percent. In the first quarter of 2018, the Company reported operating earnings of $105.1 million including restructuring, exit, integration and impairment charges of $3.8 million, losses of $8.1 million related to Sport Yacht and Yacht operations and $1.7 million of costs related to the planned Fitness business separation. Excluding these items, operating earnings in the first quarter of 2018 were $118.7 million with an operating margin of 9.9 percent. The decrease in operating earnings (loss) reflected the charges discussed above as well as declines in the Fitness segment resulting from lower net sales along with investments in product and systems ahead of the separation, cost inflation and inefficiencies. Partially offsetting these items were increased operating earnings in the Marine Engine segment which benefited from increased sales and favorable changes in sales mix.

Outlook

The Company is projecting 2019 to be another year of strong revenue and earnings growth with excellent free cash flow generation in excess of $320 million, with approximately $20 million attributable to the Company's Fitness segment. The Company is targeting net sales growth in its combined marine segments in the range of 8 percent to 10 percent, including an approximate 4 percent benefit from completed acquisitions, and mid single-digit percent declines in the Fitness segment.

The marine segments are expected to benefit from a steady global marine market, ongoing benefits from customer migration to higher horsepower engines and boats with increased technology and content, and market share gains due in part to the continued strong demand and acceptance of new outboard products. The Company anticipates the Marine Engine segment will increase net sales at a low-double-digit percentage rate including the Power Products acquisition as well as continued market share gains in outboard engines, especially in the greater than 175 horsepower categories. Boat segment net sales are expected to grow low-

single digit percent including benefits from growth in premium brands in the U.S. The Company expects Fitness segment net sales to decline, reflecting lower sales to value-oriented health clubs and stable market demand.

The Company is planning to deliver higher earnings before income taxes in 2019 resulting from increased revenue and improvements in both gross margin and operating margin levels. Margin gains reflect strong improvement in the combined marine segments, partially offset by a margin decline in the Fitness segment. The Company projects operating expenses to increase in 2019 as it continues to fund incremental investments to support growth and incur costs in connection with the Fitness business separation.

Gross margins for the Company's marine segments in 2019 are anticipated to benefit from new products, volume leverage and cost reduction activities; additionally, the Marine Engine segment will benefit from the Power Products acquisition. Partially offsetting these positive factors are the estimated impacts of tariffs and unfavorable movements in foreign exchange rates, which are expected to have an incremental negative impact on gross margins versus 2018. Operating expenses for the marine segments are estimated to be slightly lower than 2018 on a percentage of sales basis. Fitness segment gross margins in 2019 are anticipated to remain consistent with 2018 levels, including benefits from cost reduction initiatives. Operating margins are expected to decline due to planned investments in new products and modernizing information technology platforms which are intended to position the Fitness business to succeed as an independent entity.

The Company is planning for its effective tax rate in 2019 to be approximately 23 percent based on existing tax law.

Matters Affecting Comparability

Certain events have occurred which the Company believes affect the comparability of the results of operations. The table below summarizes the impact of changes in currency exchange rates, the impact of recent acquisitions and the impact of Sport Yacht and Yacht operations on the Company's net sales:

	Net Sales		Q1 2019 vs. Q1 2018
(in millions)	Q1 2019	Q1 2018	GAAP	Currency Impact	Acquisition Impact	Impact of Sport Yacht and Yacht
Marine Engine	$766.0	$687.1	11.5%	(2.1)%	8.2%	—
Boat	373.3	376.5	(0.8)%	(1.0)%	—	(4.1)%
Marine eliminations	(88.6)	(96.6)
Total Marine	1,050.7	967.0	8.7%	(1.8)%	5.7%	(1.6)%

Fitness	225.2	244.4	(7.9)%	(1.5)%	—	—
Total	$1,275.9	$1,211.4	5.3%	(1.8)%	4.5%	(1.3)%

Acquisitions.  The Company completed the Power Products acquisition during 2018 which affected the comparability of net sales. The impacts on consolidated and segment sales comparisons are reflected above. Refer to Note 4 – Acquisitions in the Notes to Consolidated Financial Statements for further information.

Changes in Foreign Currency Rates. Percentage changes in net sales expressed in constant currency reflect the impact that changes in currency exchange rates had on comparisons of net sales. To determine this information, net sales transacted in currencies other than U.S. dollars have been translated to U.S. dollars using the average exchange rates that were in effect during the comparative period. The percentage change in net sales expressed on a constant currency basis better reflects the changes in the underlying business trends, excluding the impact of translation arising from foreign currency exchange rate fluctuations. Approximately 22 percent of the Company's annual net sales are transacted in a currency other than the U.S. dollar. The Company's most material exposures include sales in Euros, Canadian dollars, Australian dollars and Brazilian reais.

Additionally, operating earnings comparisons were negatively affected by foreign exchange rates by approximately $3 million in the first quarter of 2019 when compared with 2018. These estimates include the impact of translation on all sales and costs transacted in a currency other than the U.S. dollar and the impact of hedging activities.

Sport Yacht and Yacht Wind-down. As discussed in Note 3 - Discontinued Operations in the 2018 Form 10-K, the Company wound down its Sea Ray Sport Yacht and Yacht operations during 2018. The results of Sport Yacht and Yacht operations for the three months ended March 31, 2018 are summarized in the table below:

(in millions)	March 31, 2018
Net sales	$15.1
Gross margin	(3.6)
Restructuring, exit, integration and impairment charges	1.4
Operating loss	(8.1)

Restructuring, exit, integration and impairment charges. The Company recorded restructuring, exit, integration and impairment charges during the three months ended March 30, 2019 and March 31, 2018. The following table summarizes these charges by cash charges and non-cash charges.

(in millions)	March 30, 2019	March 31, 2018
Cash charges:
Boat	$0.5	$2.6
Fitness	1.1	1.6
Corporate	1.2	—
Total cash charges	2.8	4.2
Non-cash charges (gains on disposal):
Boat	1.5	—
Fitness (A)	137.2	(0.4)
Total non-cash charges	138.7	(0.4)
Total restructuring, exit, integration and impairment charges	$141.5	$3.8

(A) 2019 includes a $137.2 million goodwill impairment charge. Refer to Note 9 – Goodwill and Other Intangibles in the Notes to Condensed Consolidated Financial Statements for more information.

Refer to Note 3 – Restructuring, Exit, Integration and Impairment Activities in the Notes to Condensed Consolidated Financial Statements for further information.

Fitness business separation charges. On March 1, 2018, the Company's Board of Directors authorized proceeding with separating its Fitness business from the Company portfolio. While the Company continues to maintain its preparedness for a spin-off of the Fitness business, the Company expects to be in a position to announce a sale of the Fitness business as expeditiously as possible in the second quarter of 2019. In connection with this action, the Company incurred $7.8 million and $1.7 million of charges within Selling, general and administrative expense during the three months ended March 30, 2019 and March 31, 2018, respectively.

Purchase accounting amortization. As part of purchase accounting for the Power Products acquisition completed in the third quarter of 2018, the Company recognized definite-lived intangible assets which will be amortized over their useful lives. During the first quarter of 2019, the Company recorded $7.2 million of purchase accounting amortization within Selling, general and administrative expense.

Tax items. The Company recognized an income tax benefit of $(11.4) million and an income tax provision of $27.2 million for the three months ended March 30, 2019 and March 31, 2018, respectively, which included a net benefit of $(0.6) million and a net charge of $6.7 million, respectively. The net benefit of $(0.6) million related to certain special tax items. The net charge of $6.7 million was due primarily to updates related to 2017 tax reform. The effective tax rate, which is calculated as the income tax provision (benefit) as a percentage of earnings (loss) before income taxes, for the three months ended March 30, 2019 and March 31, 2018 was 23.9 percent and 27.2 percent, respectively.

See Note 12 – Income Taxes in the Notes to Condensed Consolidated Financial Statements for further details.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Condensed Consolidated Statements of Comprehensive Income for the three months ended:

(in millions, except per share data)	March 30, 2019	March 31, 2018	$ Change	% Change
Net sales (A)	$1,275.9	$1,211.4	$64.5	5.3%
Gross margin (B) (A)	337.5	310.0	27.5	8.9%
Restructuring, exit, integration and impairment charges (A) (C)	141.5	3.8	137.7	NM
Operating earnings (loss) (D)	(28.6)	105.1	(133.7)	NM
Net earnings (loss)	(36.3)	72.9	(109.2)	NM

Diluted earnings (loss) per common share	$(0.42)	$0.82	$(1.24)	NM

Expressed as a percentage of Net sales:
Gross margin	26.5%	25.6%		90 bps
Selling, general and administrative expense (D)	14.9%	13.5%		140 bps
Research and development expense	2.7%	3.1%		(40) bps
Restructuring, exit, integration and impairment charges (C)	11.1%	0.3%		NM
Operating margin	(2.2)%	8.7%		NM

NM = not meaningful
bps = basis points

(A) 2018 results include Sport Yacht and Yacht operations. In the first quarter of 2018, Sport Yacht and Yacht operations reported Net sales of $15.1 million, Gross margin of $(3.6) million, Restructuring, exit, integration and impairment charges of $1.4 million and Operating earnings (loss) of $(8.1) million.

(B)	Gross margin is defined as Net sales less Cost of sales as presented in the Condensed Consolidated Statements of Comprehensive Income.

(C)	2019 includes a $137.2 million goodwill impairment charge. Refer to Note 9 – Goodwill and Other Intangibles in the Notes to Condensed Consolidated Financial Statements for more information.

(D)
Includes $7.8 million and $1.7 million in the first quarters of 2019 and 2018, respectively, of charges related to the planned Fitness business separation. The first quarter of 2019 includes $7.2 million of purchase accounting amortization related to the acquisition of Power Products in the third quarter of 2018.

Net sales increased during the first quarter of 2019 when compared with the first quarter of 2018 as a result of strong sales increases in the Marine Engine segment, partially offset by slight declines in the Boat segment and declines in the Fitness segment. Growth in the Marine Engine segment was led by benefits from the Power Products acquisition and a healthy demand for recently introduced higher horsepower outboard products. Additionally, the organic marine parts and accessories business continued its steady performance, with weather negatively influencing U.S. market growth in the quarter. Boat segment net sales decreased slightly and were negatively affected by the wind down of Sport Yacht and Yacht operations in 2018, partially offset by gains in premium offerings including Sea Ray Sport Boats and Sport Cruisers. Average selling prices expanded due to positive mix benefits and increased content on boats, along with inflationary price increases. As anticipated, Fitness segment revenues declined due to lower sales to value-oriented clubs along with softness in certain international markets. International net sales for the Company increased 4 percent in the first quarter of 2019 on a GAAP basis when compared with the first quarter of 2018, and increased 5 percent on a constant currency basis and excluding the impact of acquisitions. International sales increases were driven by Rest-of-World regions, Europe and Canada, partially offset by slight declines in Asia-Pacific.

Gross margin percent increased in the first quarter of 2019 when compared with the same prior year period, reflecting strong performance in the Marine Engine segment resulting from favorable impacts of changes in sales mix, as well as margin benefits from the absence of the Sea Ray Sport Yacht and Yacht operations in 2019, which had a negative gross margin impact in 2018. Additionally, unfavorable factors drove lower gross margins in the Fitness segment including unfavorable changes in sales mix and cost inflation, partially offset by cost reduction efforts.

Selling, general and administrative expense (SG&A) increased during the first three months of 2019 when compared with the prior year period. SG&A in 2019 included purchase accounting amortization associated with the Power Products acquisition while SG&A in both 2019 and 2018 included costs associated with the planned Fitness business separation. Excluding these items, SG&A as a percentage of sales was slightly higher in the first quarter of 2019 compared with the first quarter of 2018. Research and development expense decreased overall in the first quarter of 2019 as spending increases to support new product development in the prior year were largely completed, partly offset by continued investment in new product in the Marine Engine segment.

The Company recorded restructuring, exit, integration and impairment charges of $141.5 million and $3.8 million during the three months ended March 30, 2019 and March 31, 2018, respectively. Refer to Note 3 – Restructuring, Exit, Integration and Impairment Activities in the Notes to Condensed Consolidated Financial Statements for further information.

The Company recorded Equity earnings of $1.9 million and $1.0 million in the three months ended March 30, 2019 and March 31, 2018, respectively, which were mainly related to the Company's marine and technology-related joint ventures.

The Company recognized $(1.6) million and $(0.0) million in Other expense, net in the three months ended March 30, 2019 and March 31, 2018, respectively. Other expense, net primarily includes pension and other postretirement benefit costs, the amortization of deferred income related to a trademark licensing agreement with AMF Bowling Centers, Inc. as discussed in Note 1 in the Notes to Consolidated Financial Statements in the 2018 Form 10-K, as well as remeasurement gains and losses resulting from changes in foreign currency rates.

Net interest expense increased $13.4 million for the three months ended March 30, 2019 when compared with the same prior year period as a result of recent debt issuances as discussed in Note 14 – Debt in the Notes to Condensed Consolidated Financial Statements and Note 17 in the Notes to Consolidated Financial Statements in the 2018 Form 10-K.

The Company recognized an income tax benefit of $(11.4) million and an income tax provision of $27.2 million for the three months ended March 30, 2019 and March 31, 2018, respectively, which included a net benefit of $(0.6) million and a net charge of $6.7 million, respectively. The net benefit of $(0.6) million related to certain special tax items. The net charge of $6.7 million was due primarily to updates related to 2017 tax reform. The effective tax rate, which is calculated as the income tax provision (benefit) as a percentage of earnings (loss) before income taxes, for the three months ended March 30, 2019 and March 31, 2018 was 23.9 percent and 27.2 percent, respectively.

Due to the factors described in the preceding paragraphs, operating earnings (loss), net earnings (loss) and diluted earnings (loss) per common share decreased during the first quarter of 2019 compared with the same prior year period.

Diluted earnings per common share, as adjusted, decreased by $(0.02) per share, or (2) percent, to $0.99 per share for the first quarter of 2019 when compared with the first quarter of 2018, and included adjustments for the following items: a $1.29 per share charge for restructuring, exit, integration and impairment, a $0.07 per share charge for Fitness business separation costs, a $0.06 per share charge for purchase accounting amortization and a $0.01 per share net benefit for special tax items. In 2018, Diluted earnings per common share, as adjusted, was $1.01 per share and included the following items: a $0.03 per share charge for restructuring, exit, integration and impairment, an $0.08 per share net charge for special tax items, $0.07 per share of losses for Sport Yacht and Yacht operations and a $0.01 per share charge for Fitness business separation costs.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the three months ended:

(in millions)	March 30, 2019	March 31, 2018	$ Change	% Change
Net sales	$766.0	$687.1	$78.9	11.5%
Operating earnings (A)	112.9	95.7	17.2	18.0%
Operating margin (A)	14.7%	13.9%		80 bps

bps = basis points
(A) Includes $7.2 million of purchase accounting amortization in 2019.

The Marine Engine segment reported strong net sales increases led by benefits from the Power Products acquisition. The propulsion business benefited from healthy demand for recently introduced higher horsepower outboard products, including the new 175 to 300 horsepower outboards. These new outboard products drove sales mix improvements, market share gains and margin accretion. The organic marine parts and accessories business continued its steady performance, with weather negatively influencing U.S. market growth in the quarter. Revenues from the Power Products acquisition completed in the third quarter of 2018 accounted for 8 percentage points of the Marine Engine segment's revenue growth rate. International net sales were 32 percent of the segment's net sales in the first quarter of 2019 and increased 15 percent from the prior year on a GAAP basis. On a constant currency basis and excluding the impact of the Power Products acquisition, international net sales increased 13 percent due to increases in all regions, particularly in Europe and Asia-Pacific.

Marine Engine segment operating earnings increased as a result of higher net sales and favorable impacts from changes in sales mix and benefits from the Power Products acquisition. Partially offsetting these items were continued investments in capacity expansions aimed at furthering engine production capabilities.

Boat Segment

The following table sets forth Boat segment results for the three months ended:

(in millions)	March 30, 2019	March 31, 2018	$ Change	% Change
Boat segment:
Net sales	$373.3	$376.5	$(3.2)	(0.8)%
Restructuring, exit, integration and impairment charges	2.0	2.6	(0.6)	(23.1)%
Operating earnings	22.0	14.4	7.6	52.8%
Operating margin	5.9%	3.8%		210 bps

Sport Yacht and Yacht operations:
Net sales	0.3	15.1	(14.8)	(98.0)%
Restructuring, exit, integration and impairment charges	—	1.4	(1.4)	NM
Operating loss	(1.1)	(8.1)	7.0	86.4%

bps = basis points
NM = not meaningful

Boat segment net sales decreased slightly with comparisons negatively affected by the wind down of Sport Yacht and Yacht operations in 2018. Excluding this factor, sales increased due in part to sales increases for aspirational brands with premium content, including Sea Ray Sport Boats and Sport Cruisers. Unit volumes declined due mostly to softness in value categories, due in part to weather delaying the start of the retail season. Average selling prices expanded due to positive mix benefits and increased content on boats, along with inflationary price increases. International sales were 27 percent of the segment's net sales in the first quarter of 2019 and decreased 2 percent on a GAAP basis. On a constant currency basis, international sales increased 1 percent, reflecting sales growth in Canada and Rest-of-World, partially offset by declines in Europe and Asia-Pacific.

Boat segment operating earnings increased in the first quarter of 2019 when compared with the first quarter of 2018, primarily reflecting benefits from the wind-down of Sea Ray Sport Yacht and Yacht operations completed in 2018. Excluding the impact of Sport Yacht and Yacht operations, operating earnings decreased slightly as a result of less favorable plant efficiencies at certain of our boat facilities, due in part to new product integrations, and planned spending on profit improvement initiatives. These negative factors were partially offset by positive changes in sales mix.

Fitness Segment

The following table sets forth Fitness segment results for the three months ended:

(in millions)	March 30, 2019	March 31, 2018	$ Change	% Change
Net sales	225.2	244.4	$(19.2)	(7.9)%
Restructuring, exit, integration and impairment charges (A)	138.3	1.2	137.1	NM
Operating earnings (loss) (B)	(139.1)	11.0	(150.1)	NM
Operating margin (B)	(61.8)%	4.5%		NM

NM = not meaningful

(A) Charges in 2019 primarily relate to a $137.2 million goodwill impairment charge as discussed in Note 9 – Goodwill and Other Intangibles in the Notes to Condensed Consolidated Financial Statements.
(B) Includes $1.7 million of separation costs in 2019.

Consistent with expectations, Fitness segment revenues declined due to lower sales to Planet Fitness along with softness in certain international markets. International net sales were 49 percent of the segment's net sales in the first quarter of 2019 and decreased 10 percent on a GAAP basis and 7 percent on a constant currency basis, reflecting declines in Asia-Pacific and Europe partially offset by increases in Rest-of-World regions.

Fitness segment operating earnings decreased as a result of higher restructuring, exit, integration and impairment charges, lower net sales and several factors affecting gross margin including unfavorable changes in sales mix and cost inflation, partially offset by cost reduction efforts. Additionally, operating expenses increased as a result of higher separation costs and investments in products and technology in advance of the separation.

Corporate/Other

The following table sets forth Corporate/Other results for the three months ended:

(in millions)	March 30, 2019	March 31, 2018	$ Change	% Change
Restructuring, exit, integration and impairment charges	$1.2	$—	$1.2	NM
Operating loss (A)	(24.4)	(16.0)	(8.4)	(52.5)%

NM = not meaningful

(A) Includes $6.1 million and $1.7 million of charges in 2019 and 2018, respectively, related to the Fitness business separation.

Corporate operating expenses increased in the first quarter of 2019 as a result of increased costs associated with the planned Fitness business separation and unfavorable mark-to-market adjustments for deferred compensation arrangements.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the three months ended:

(in millions)	March 30, 2019	March 31, 2018
Net cash used for operating activities	$(79.4)	$(67.1)
Net cash provided by (used for):
Plus: Capital expenditures	(88.1)	(37.1)
Plus: Proceeds from the sale of property, plant and equipment	—	0.1
Plus: Effect of exchange rate changes	0.3	4.3
Less: Cash paid for Fitness business separation costs, net of tax	0.3	—
Total free cash flow (A)	$(167.5)	$(99.8)

(A) The Company defines “Free cash flow” as cash flow from operating and investing activities of continuing operations (excluding cash provided by or used for acquisitions, investments, purchases or sales/maturities of marketable securities and other investing activities, as well as cash paid for Fitness business separation costs, net of tax) and the effect of exchange rate changes on cash and cash equivalents. Free cash flow is not intended as an alternative measure of cash flow from operations, as determined in accordance with GAAP in the United States. The Company uses this financial measure both in presenting its results to shareholders and the investment community and in its internal evaluation and management of its businesses. Management believes that this financial measure and the information it provides are useful to investors because it permits investors to view Brunswick’s performance using the same tool that management uses to gauge progress in achieving its goals. Management believes that the non-GAAP financial measure “Free cash flow” is also useful to investors because it is an indication of cash flow that may be available to fund investments in future growth initiatives.

Brunswick’s major sources of funds for capital investments, acquisitions, share repurchase programs and dividend payments are cash generated from operating activities, available cash and marketable securities balances and potential borrowings. The Company evaluates potential acquisitions, divestitures and joint ventures in the ordinary course of business.

2019 Cash Flow

Net cash used for operating activities in the first quarter of 2019 totaled $79.4 million versus $67.1 million in the comparable period of 2018. This comparison reflected lower net earnings, net of non-cash items (depreciation and amortization, impairments and income tax impacts not yet realized in cash) in 2019, which were partially offset by favorable working capital usage trends. For further details on factors influencing cash flows in both periods, refer to the following discussion.

In the first quarter of 2019, net cash used for operating activities totaled $79.4 million. The primary driver of the cash used for operating activities was a seasonal increase in working capital, partially offset by net earnings net of non-cash expense items. Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Condensed Consolidated Balance Sheets, excluding the impact of acquisitions and non-cash adjustments. Accounts and notes receivable increased $133.3 million primarily due to seasonal changes in net sales in the Marine Engine segment. Net inventories increased by $47.7 million, primarily driven by increases to support higher production volumes in advance of the marine selling season. Accrued expenses decreased $26.1 million, primarily driven by the impact of payments of the prior year's variable compensation, which had been accrued as of December 31, 2018.

Net cash used for investing activities totaled $91.9 million, which included capital expenditures of $88.1 million. The Company's capital spending focused on investments in new products as well as capacity expansion initiatives, mostly in the Marine Engine segment.

Net cash provided by financing activities was $38.2 million and primarily related to net issuances of long-term debt, partially offset by cash dividends paid to common shareholders. Refer to Note 14 – Debt in the Notes to Condensed Consolidated Financial Statements for further details on the Company's debt activity during the quarter.

2018 Cash Flow

In the first quarter of 2018, net cash used for operating activities totaled $67.1 million. The primary driver of the cash used for operating activities was a seasonal increase in working capital, partially offset by net earnings net of non-cash expense items and an income tax refund. Accounts and notes receivable increased $114.8 million due primarily due to seasonal changes in net sales in the Marine Engine segment. Net inventories increased by $75.4 million, primarily driven by increases to support higher production volumes in advance of marine selling season. Accrued expenses decreased $35.0 million, primarily driven by the impact of payments of the prior year's variable compensation, which had been accrued as of December 31, 2017.

Net cash used for investing activities during the first quarter of 2018 totaled $42.0 million, which included capital expenditures of $37.1 million. The Company's capital spending focused on investments in new products as well as capacity expansion initiatives, mostly in the marine segments.

Net cash used for financing activities of continuing operations was $60.0 million during the first quarter of 2018. The cash outflow included common stock repurchase activity and cash dividends paid to common shareholders.

Liquidity and Capital Resources

The Company views its highly liquid assets as of March 30, 2019, December 31, 2018 and March 31, 2018 as:

(in millions)	March 30, 2019	December 31, 2018	March 31, 2018
Cash and cash equivalents	$161.5	$294.4	$284.0
Short-term investments in marketable securities	0.8	0.8	0.8
Total cash, cash equivalents and marketable securities	$162.3	$295.2	$284.8

The following table sets forth an analysis of total liquidity as of March 30, 2019, December 31, 2018 and March 31, 2018:

(in millions)	March 30, 2019	December 31, 2018	March 31, 2018
Cash, cash equivalents and marketable securities	$162.3	$295.2	$284.8
Amounts available under lending facility (A)	396.4	295.7	295.7
Total liquidity (B)	$558.7	$590.9	$580.5

(A) See Note 14 – Debt in the Notes to Condensed Consolidated Financial Statements for further details on the Company's lending facility.
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

Cash, cash equivalents and marketable securities totaled $162.3 million as of March 30, 2019, a decrease of $132.9 million from $295.2 million as of December 31, 2018, and a decrease of $122.5 million from $284.8 million as of March 31, 2018. Total debt as of March 30, 2019, December 31, 2018 and March 31, 2018 was $1,286.5 million, $1,220.8 million and $434.0 million, respectively. The Company's debt-to-capitalization ratio was 45.7 percent as of March 30, 2019, up from 43.5 percent as of December 31, 2018 and from 22.7 percent as of March 31, 2018.

In the first quarter of 2019, and consistent with the Company's plan to substantially reduce all of its near-term maturity debt, the Company issued $230 million of 30-year senior notes and used $150 million of the proceeds to retire its 3-year tranche loan due 2021. Refer to Note 14 – Debt in the Notes to Condensed Consolidated Financial Statements for further details on the Company's debt activity during the quarter. Management believes that the Company has adequate sources of liquidity to meet the Company's short-term and long-term needs.

During the first quarter of 2019, the Company borrowed a total of $215.0 million under the Credit Facility, all of which was repaid during the quarter. The maximum amount utilized under the Credit Facility during the period, including letters of credit outstanding, was $163.4 million. The Company did not borrow under the Credit Facility during 2018.

The Company did not make contributions to its qualified pension plans during the three months ended March 30, 2019 or March 31, 2018. During the three months ended March 30, 2019 and March 31, 2018, the Company contributed $1.5 million and $1.0 million, respectively, to fund benefit payments to its nonqualified pension plan.

2019 Cash Flow Outlook and Capital Plan

The Company is projecting an increase in net earnings in 2019 when compared with 2018. Net activity in working capital is projected to reflect a usage of cash in 2019 in the range of $10 million to $30 million. Additionally, the Company is planning for capital expenditures of approximately $240 million to $260 million, including investments in capacity and new products, as well as cash payments in the first quarter of 2019 that relate to 2018 engine manufacturing capacity projects. Including these and other factors, the Company plans to generate free cash flow in 2019 in excess of $320 million, with approximately $20 million attributable to the Company's Fitness segment.

The Company plans on reducing debt by at least $150 million to $200 million primarily toward the end of 2019, with estimated interest expense in the range of $73 million to $75 million. Upon completion of the Fitness business separation, the Company will re-assess its debt retirement objectives, potential future acquisitions and share repurchase activities. The 2019 capital plan does not incorporate the utilization of any net proceeds the Company may receive in connection with the Fitness business separation.

Including the previously described planned debt actions in 2019, the Company plans to substantially reduce all of its near-term maturity debt (maturities 2023 and prior). To date, the Company has mostly funded reductions with proceeds from 30-year senior notes issued since October 2018. The remainder is expected to be funded primarily through free cash flow, potentially augmented by proceeds from the Fitness business separation.

Quarterly dividend payments in the 2019 plan are anticipated to be $0.21 per share, consistent with current levels. However, the Company may adjust these levels as it evaluates opportunities to grow dividends.

The Company plans to fully exit its qualified defined benefit pension plans in 2019, which will require a residual pre-tax contribution of approximately $15 million to $25 million. Additionally, the Company expects to incur charges in connection with this action, including the recognition of actuarial losses as well as certain income tax consequences.

The Company expects its cash tax rate to be in the high-single digit percentage range in 2019.

Financing Joint Venture

Through the Company's Brunswick Financial Services Corporation subsidiary, Brunswick owns a 49 percent interest in a joint venture, Brunswick Acceptance Company, LLC (BAC). Under the terms of the joint venture agreement, BAC provides secured wholesale inventory floorplan financing to Brunswick's boat and engine dealers. A subsidiary of Wells Fargo & Company owns the remaining 51 percent. The Company's financial services joint venture, Brunswick Acceptance Company, LLC, is detailed in the 2018 Form 10-K.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations, as of December 31, 2018, are detailed in the 2018 Form 10-K. There have been no material changes in these arrangements and obligations outside the ordinary course of business since December 31, 2018.

Environmental Regulation

There were no material changes in the Company's environmental regulatory requirements since the filing of its 2018 Form 10-K.

Critical Accounting Policies

As discussed in the 2018 Form 10-K, the preparation of the consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

As a result of the early adoption of ASU 2017-04, Intangibles-Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment as discussed in Note 1 – Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements, the Company no longer uses the two-step goodwill impairment test described in the 2018 Form 10-K. Previously, the first step of the goodwill impairment test compared the fair value of a reporting unit with its carrying value. If the carrying amount exceeded fair value, a second step was performed to measure the implied fair value of goodwill and compare it with the carrying value of goodwill. Under the new standard, the second step is not performed; the goodwill impairment is simply measured as the carrying value of the reporting unit less its fair value, not to exceed the carrying value of goodwill. The Company applied the new standard in calculating the $137.2 million goodwill impairment recorded within the Fitness segment in the first quarter of 2019 as discussed in Note 9 – Goodwill and Other Intangibles in the Notes to Condensed Consolidated Financial Statements.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors.  As a result, there can be no assurance that the estimates and assumptions made for the purposes of this impairment will prove to be an accurate prediction of the future.

Brunswick is currently working to separate the Fitness business, which could involve either a sale or spin-off transaction. There are several factors that could result in the need for an additional impairment charge.  For example, the separation may result in a sale and proceeds may be different than our current assumptions, or the assumptions underlying the income approach may vary, including possible declines in future operating results. It is not possible to predict what the valuation outcome will be and how the facts and circumstances at the time will influence the Brunswick Board of Directors’ final decision on the method of separation.

There were no further material changes in the Company’s critical accounting policies since the filing of its 2018 Form 10-K.

Recent Accounting Pronouncements

See Note 1 – Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements for the recent accounting pronouncements that have been adopted during the three months ended March 30, 2019, or will be adopted in future periods.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations, estimates and projections about Brunswick’s business and by their nature address matters that are, to different degrees, uncertain. Words such as “may,” “could,” “expect,” “intend,” “target,” “plan,” “goal,” “seek,” “estimate,” “believe,” “predict,” “outlook,” “anticipates” and similar expressions are intended to identify forward-looking statements. Such statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this quarterly report. These risks include, but are not limited to: the effect of adverse general economic conditions, including the amount of disposable income consumers have available for discretionary spending, tight consumer credit markets, and the level of consumer confidence on the demand for our products and services; our ability to successfully implement our strategic plan and growth initiatives; our ability to integrate targeted acquisitions, including the Global Marine & Mobile Business of Power Products; the possibility that the proposed Fitness business separation may not provide business benefits, or may not be consummated within the anticipated time period or at all; having to record an impairment to the value of goodwill and other assets; changes to U.S. trade policy and tariffs; the inability to identify and complete targeted acquisitions; the risk that strategic divestitures may not provide business benefits; the potential for disruption to our business in connection with the Fitness business separation or Power Products acquisition, making it more difficult to maintain business and operational relationships; the risk that unexpected costs will be incurred in connection with these transactions; the possibility that the expected synergies and value creation from these transactions will not be realized or will not be realized within the expected time period; negative currency trends, including shifts in exchange rates; fiscal policy concerns; adequate financing access for dealers and customers and our ability to access capital and credit markets; maintaining effective distribution; adverse economic, credit, and capital market conditions; loss of key customers; attracting and retaining skilled labor and implementing succession plans for key leadership; inventory reductions by dealers, retailers, or independent boat builders; requirements for us to repurchase inventory; actual or anticipated increases in costs, disruptions of supply, or defects in raw materials, parts, or components we purchase from third parties, including as a the result of new tariffs on raw materials, increased demand for shipping carriers, and transportation disruptions; higher energy and fuel costs; our ability to protect our brands and intellectual property; absorbing fixed costs in production; managing our manufacturing footprint; outages, breaches, or other cybersecurity events regarding our technology systems, which could result in lost or stolen information and associated remediation costs; our ability to meet pension funding obligations; managing our share repurchases; competitive pricing pressures; our ability to develop new and innovative products and services at a competitive price, in legal compliance with existing rules; maintaining product quality and service standards; product liability, warranty, and other claims risks; legal and regulatory compliance, including increased costs, fines, and reputational risks; changes in income tax legislation or enforcement; certain divisive shareholder activist actions; joint ventures that do not operate solely for our benefit; international business risks; and weather and catastrophic event risks.

Additional risk factors are included in the 2018 Form 10-K and under Part II, Item 1a, “Risk Factors,” of this report. Forward-looking statements speak only as of the date on which they are made and Brunswick does not undertake any obligation to update them to reflect events or circumstances after the date of this quarterly report or for changes by wire services or Internet service providers.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices. The Company enters into various hedging transactions to mitigate these risks in accordance with guidelines established by the Company’s management. The Company does not use financial instruments for trading or speculative purposes. The Company’s risk management objectives are described in Note 5 – Financial Instruments in the Notes to Condensed Consolidated Financial Statements and Notes 1 and 15 in the Notes to Consolidated Financial Statements in the 2018 Form 10-K.

There have been no significant changes to the Company’s market risk since December 31, 2018.  For a discussion of exposure to market risk, refer to Part II, Item 7A – Quantitative and Qualitative Disclosures about Market Risk, set forth in the 2018 Form 10-K.

Item 4.  Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively), the Company has evaluated its disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. The Company implemented internal controls to ensure the adequate evaluation of all leases and proper assessment of the impact of the new leasing standard (ASC 842) on the financial statements to facilitate the adoption and implementation on January 1, 2019. There were no material changes to the Company's internal control over financial reporting due to the adoption of the new standard. There were no changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

Brunswick’s operations and financial results are subject to various risks and uncertainties that could adversely affect the Company’s business, financial condition, results of operations, cash flows, and the trading price of Brunswick’s common stock. There have been no material changes to the risk factors previously disclosed in the 2018 Form 10-K, other than certain updates to the risk factor set forth below.

The anticipated Fitness business separation could be disruptive to the business and our operations, and there can be no assurance that it will provide business benefits or that it will be consummated within the anticipated time period or at all.
The Fitness business separation, whether a sale or spin-off transaction, like any business separation, involves risks, including difficulties associated with the separation of operations, services, and personnel, disruption in our operations or businesses, the potential loss of key employees, and adverse effects on relationships with business partners. In addition, we will incur significant expense in connection with the separation, and completion of the proposed transaction will require significant amounts of management time and effort, which may divert management’s attention from other aspects of our business operations. If we do not successfully manage these risks, our business, financial condition, and results of operations could be adversely affected. Likewise, we cannot assure that we will be able to complete the business separation within the announced timeline, or at all. Unanticipated developments, including disruptions in general market conditions or other developments, could delay, prevent, or otherwise adversely affect the separation. Delays or failure to consummate the separation could negatively affect our business and financial results.
The proposed separation may not achieve the intended results, or results may take longer to realize than expected. The anticipated benefits of the separation are based on a number of factors that we cannot predict. In the first quarter of 2019, the Company recorded a $137.2 million ($103.0 million after tax) goodwill impairment within the Fitness segment. If the separation results in a sale, the proceeds may be different than our current assumptions, or the assumptions underlying the income approach may vary, including possible declines in future operating results, resulting in the need for an additional impairment charge. It is difficult to predict the valuation outcome in the event of a sale. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors.  As a result, there can be no assurance that the estimates and assumptions made for the purposes of the first quarter impairment will prove to be an accurate prediction as of the time of the separation.
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
The legal opinion will not address any U.S. state or local or foreign tax consequences of the spin-off, and will rely on the continuing effectiveness and validity of the favorable private letter ruling (the “IRS Ruling”) from the U.S. Internal Revenue Service (the “IRS”) regarding such U.S. Federal income tax consequences of the spin-off. The Company has received the IRS Ruling, which relies on certain facts, assumptions, representations, and undertakings from the Fitness business and from Brunswick. If any of these facts, assumptions, representations, or undertakings are incorrect or not otherwise satisfied, we may not be able to rely on the IRS Ruling. In addition, the IRS ruling is not a comprehensive ruling from the IRS regarding all aspects of the U.S. Federal income tax consequences of the transactions. Accordingly, notwithstanding the legal opinion and the IRS Ruling, there can be no assurance that the IRS will not assert, or that a court would not sustain, a contrary position.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has executed share repurchases against authorization approved by the Board of Directors in 2014 and 2016. In 2019, the Company did not repurchase any stock under these authorizations and as of March 30, 2019, the remaining authorization was approximately $35 million.

Item 6.    Exhibits

10.1*	2019 Brunswick Performance Plan Summary Terms and Conditions
10.2*	2019 Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan
10.3*	2019 Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan --TSR Participants
10.4*	2019 Stock-Settled Restricted Stock Unit Grant Terms and Conditions for Select Key Employees Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan
10.5*	2019 Stock-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan
10.6*	2019 Cash-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan
10.7*	2019 Cash-Settled Restricted Stock Unit Grant Terms and Conditions for Select Key Employees Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan (the "Plan")
10.8*	2019 Stock-Settled Stock Appreciation Right Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan
10.9*	Brunswick Corporation 2005 Automatic Deferred Compensation Plan As Amended and Restated
19.9
Third Supplemental Indenture, dated as of March 4, 2019, between the Company and U.S. Bank National Association, as Trustee, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 4, 2019, and hereby incorporated by reference

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

BRUNSWICK CORPORATION
May 1, 2019	By:	/s/ DANIEL J. TANNER
Daniel J. Tanner
Vice President and Controller*

*Mr. Tanner is signing this report both as a duly authorized officer and as the principal accounting officer.