Form 10-Q
period 2019-06-29
BRUNSWICK CORP
filed 2019-08-02
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 29, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-01043
____________

Brunswick Corporation

(Exact name of registrant as specified in its charter)

Delaware	36-0848180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
26125 N. Riverwoods Blvd., Suite 500, Mettawa, IL 60045-3420

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, par value $0.75 per share	BC	New York Stock Exchange
6.500% Senior Notes due 2048	BC-A	New York Stock Exchange
6.625% Senior Notes due 2049	BC-B	New York Stock Exchange
6.375% Senior Notes due 2049	BC-C	New York Stock Exchange
The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of July 31, 2019 was 85,724,337.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 29, 2019

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BRUNSWICK CORPORATION Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Six Months Ended
(in millions, except per share data)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales	$1,163.5	$1,148.7	$2,214.2	$2,115.7
Cost of sales	835.5	867.5	1,606.7	1,591.4
Selling, general and administrative expense	126.4	121.4	259.9	237.6
Research and development expense	33.5	32.5	62.2	62.3
Restructuring, exit and impairment charges	5.4	34.2	8.6	36.8
Operating earnings	162.7	93.1	276.8	187.6
Equity earnings	1.6	1.4	3.5	2.4
Other expense, net	(0.1)	(2.4)	(1.7)	(2.8)
Earnings before interest and income taxes	164.2	92.1	278.6	187.2
Interest expense	(20.8)	(8.2)	(40.6)	(14.9)
Interest income	0.4	0.6	0.8	1.3
Earnings before income taxes	143.8	84.5	238.8	173.6
Income tax provision	31.7	16.4	50.5	41.7
Net earnings from continuing operations	112.1	68.1	188.3	131.9

Discontinued operations:
Earnings (loss) from discontinued operations, net of tax	6.9	10.9	(105.6)	20.0
Loss on disposal of discontinued operations, net of tax	(41.5)	—	(41.5)	—
Net (loss) earnings from discontinued operations, net of tax	(34.6)	10.9	(147.1)	20.0
Net earnings	$77.5	$79.0	$41.2	$151.9

Earnings (loss) per common share:
Basic
Earnings from continuing operations	$1.29	$0.78	$2.16	$1.50
Earnings (loss) from discontinued operations	(0.40)	0.12	(1.69)	0.23
Net earnings	$0.89	$0.90	$0.47	$1.73

Diluted
Earnings from continuing operations	$1.28	$0.77	$2.15	$1.49
Earnings (loss) from discontinued operations	(0.39)	0.13	(1.68)	0.23
Net earnings	$0.89	$0.90	$0.47	$1.72

Weighted average shares used for computation of:
Basic earnings (loss) per common share	86.9	87.6	87.2	87.8
Diluted earnings (loss) per common share	87.3	88.2	87.7	88.5

Comprehensive income	$93.1	$68.6	$57.8	$152.5

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Balance Sheets (unaudited)

(in millions)	June 29, 2019	December 31, 2018	June 30, 2018
Assets
Current assets
Cash and cash equivalents, at cost, which approximates fair value	$656.1	$294.4	$435.9
Restricted cash	11.6	9.0	9.4
Short-term investments in marketable securities	0.8	0.8	0.8
Total cash and short-term investments in marketable securities	668.5	304.2	446.1
Accounts and notes receivable, less allowances of $8.7, $8.7 and $7.3	484.5	351.8	412.4
Inventories
Finished goods	528.8	490.8	371.1
Work-in-process	98.2	94.1	106.3
Raw materials	174.8	189.1	163.9
Net inventories	801.8	774.0	641.3
Prepaid expenses and other	56.6	72.9	36.8
Current assets held for sale	—	377.2	354.4
Current assets	2,011.4	1,880.1	1,891.0

Property
Land	17.9	16.5	17.1
Buildings and improvements	396.8	359.8	337.8
Equipment	1,043.9	983.0	914.5
Total land, buildings and improvements and equipment	1,458.6	1,359.3	1,269.4
Accumulated depreciation	(836.5)	(791.9)	(802.7)
Net land, buildings and improvements and equipment	622.1	567.4	466.7
Unamortized product tooling costs	124.9	127.1	128.3
Net property	747.0	694.5	595.0

Other assets
Goodwill	410.7	377.3	33.5
Other intangibles, net	599.4	585.8	58.5
Operating lease assets	80.4	—	—
Deferred income tax asset	144.2	97.8	176.6
Equity investments	32.7	32.6	30.0
Other long-term assets	15.0	13.1	12.5
Long-term assets held for sale	—	610.3	639.6
Other assets	1,282.4	1,716.9	950.7

Total assets	$4,040.8	$4,291.5	$3,436.7

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Balance Sheets (unaudited)

(in millions)	June 29, 2019	December 31, 2018	June 30, 2018
Liabilities and shareholders’ equity
Current liabilities
Short-term debt and current maturities of long-term debt	$40.3	$41.3	$4.7
Accounts payable	412.9	458.2	374.6
Accrued expenses	562.5	502.1	503.8
Current liabilities held for sale	—	255.0	232.1
Current liabilities	1,015.7	1,256.6	1,115.2

Long-term liabilities
Debt	1,240.1	1,179.5	429.0
Operating lease liabilities	67.1	—	—
Postretirement benefits	69.2	71.6	180.6
Other	111.4	101.6	114.4
Long-term liabilities held for sale	—	99.6	96.5
Long-term liabilities	1,487.8	1,452.3	820.5

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares; outstanding: 85,687,000, 86,757,000 and 86,792,000 shares	76.9	76.9	76.9
Additional paid-in capital	363.0	371.1	361.8
Retained earnings	2,140.5	2,135.7	2,056.9
Treasury stock, at cost: 16,851,000, 15,781,000 and 15,746,000 shares	(696.6)	(638.0)	(635.4)
Accumulated other comprehensive loss	(346.5)	(363.1)	(359.2)
Shareholders’ equity	1,537.3	1,582.6	1,501.0

Total liabilities and shareholders’ equity	$4,040.8	$4,291.5	$3,436.7

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
(in millions)	June 29, 2019	June 30, 2018
Cash flows from operating activities
Net earnings	$41.2	$151.9
Less: net earnings (loss) from discontinued operations, net of tax	(147.1)	20.0
Net earnings from continuing operations	188.3	131.9
Stock compensation expense	7.0	6.2
Depreciation and amortization	66.4	49.9
Pension expense, net of (funding)	1.2	(33.3)
Asset impairment charges	2.9	24.9
Deferred income taxes	29.3	14.0
Changes in certain current assets and current liabilities	(154.0)	(58.7)
Long-term extended warranty contracts and other deferred revenue	6.1	6.0
Income taxes	6.4	29.9
Other, net	(6.2)	(3.8)
Net cash provided by operating activities of continuing operations	147.4	167.0
Net cash (used for) provided by for operating activities of discontinued operations	(8.1)	33.9
Net cash provided by operating activities	139.3	200.9

Cash flows from investing activities
Capital expenditures	(135.2)	(81.7)
Investments	(0.2)	(5.8)
Acquisition of businesses, net of cash acquired	(64.4)	—
Proceeds from the sale of property, plant and equipment	—	0.1
Other, net	—	(0.2)
Net cash used for investing activities of continuing operations	(199.8)	(87.6)
Net cash provided by (used for) investing activities of discontinued operations	481.9	(8.5)
Net cash provided by (used for) investing activities	282.1	(96.1)

Cash flows from financing activities
Proceeds from issuances of short-term debt	655.0	—
Payments of short-term debt	(655.0)	—
Net proceeds from issuances of long-term debt	223.1	—
Payments of long-term debt including current maturities	(168.1)	(0.3)
Common stock repurchases	(69.8)	(70.0)
Cash dividends paid	(36.4)	(33.1)
Proceeds from share-based compensation activity	0.9	1.2
Tax withholding associated with shares issued for share-based compensation	(8.0)	(12.0)
Other, net	(0.2)	—
Net cash used for financing activities	(58.5)	(114.2)

Effect of exchange rate changes	1.4	(3.5)
Net increase (decrease) in Cash and cash equivalents and Restricted cash	364.3	(12.9)
Cash and cash equivalents and Restricted cash at beginning of period	303.4	458.2

Cash and cash equivalents and Restricted cash at end of period	667.7	445.3
Less: Restricted cash	11.6	9.4
Cash and cash equivalents at end of period	$656.1	$435.9

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

Brunswick Corporation Condensed Consolidated Statements of Shareholders' Equity (unaudited)

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2018	$76.9	$371.1	$2,135.7	$(638.0)	$(363.1)	$1,582.6
Net loss	—	—	(36.3)	—	—	(36.3)
Other comprehensive income	—	—	—	—	1.0	1.0
Dividends ($0.21 per common share)	—	—	(18.3)	—	—	(18.3)
Compensation plans and other	—	(11.2)	—	9.1	—	(2.1)
Balance at March 30, 2019	76.9	359.9	2,081.1	(628.9)	(362.1)	1,526.9
Net earnings	—	—	77.5	—	—	77.5
Other comprehensive income	—	—	—	—	15.6	15.6
Dividends ($0.21 per common share)	—	—	(18.1)	—	—	(18.1)
Compensation plans and other	—	3.1	—	2.1	—	5.2
Common stock repurchases	—	—	—	(69.8)	—	(69.8)
Balance at June 29, 2019	$76.9	$363.0	$2,140.5	$(696.6)	$(346.5)	$1,537.3

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2017	$76.9	$374.4	$1,966.8	$(575.4)	$(359.8)	$1,482.9
Net earnings	—	—	72.9	—	—	72.9
Other comprehensive income	—	—	—	—	11.0	11.0
Dividends ($0.19 per common share)	—	—	(16.6)	—	—	(16.6)
Compensation plans and other	—	(17.0)	—	11.3	—	(5.7)
Common stock repurchases	—	—	—	(35.0)	—	(35.0)
ASU No. 2014-09 adoption	—	—	(28.7)	—	—	(28.7)
Balance at March 31, 2018	76.9	357.4	1,994.4	(599.1)	(348.8)	1,480.8
Net earnings	—	—	79.0	—	—	79.0
Other comprehensive loss	—	—	—	—	(10.4)	(10.4)
Dividends ($0.19 per common share)	—	—	(16.5)	—	—	(16.5)
Compensation plans and other	—	4.4	—	(1.3)	—	3.1
Common stock repurchases	—	—	—	(35.0)	—	(35.0)
Balance at June 30, 2018	$76.9	$361.8	$2,056.9	$(635.4)	$(359.2)	$1,501.0

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

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Saturday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The second quarter of fiscal year 2019 ended on June 29, 2019 and the second quarter of fiscal year 2018 ended on June 30, 2018.

On June 27, 2019, the Company completed the sale of its Fitness business. The Company determined that the sale of its Fitness business represents a strategic shift that has a major effect on the Company's operations and financial results. As a result, the Company classified the assets and liabilities of the Fitness business as held for sale on the Condensed Consolidated Balance Sheets for all prior periods. Additionally, this business, which was previously reported in the Company's Fitness segment, is being reported as discontinued operations in the Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows for all periods presented. See Note 3 – Discontinued Operations for further information.

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

The standard did not have a material impact on the Company's Condensed Consolidated Statements of Comprehensive Income. The cumulative effect of the changes made to the Company's Consolidated Balance Sheet as of January 1, 2019 for the adoption of the new leasing standard was as follows:

Notes to Condensed Consolidated Financial Statements
(unaudited)

(in millions)	Balance as of December 31, 2018	Adjustments Due to ASC 842	Balance as of January 1, 2019
Assets
Operating lease assets	$—	$80.1	$80.1
Long-term assets held for sale	610.3	21.1	631.4

Current liabilities
Accrued expenses	502.1	16.4	518.5
Current liabilities held for sale	255.0	2.9	257.9

Long-term liabilities
Other	101.6	(3.4)	98.2
Operating lease liabilities	—	67.1	67.1
Long-term liabilities held for sale	99.6	18.2	117.8

The Company determines if an arrangement is a lease at lease inception. Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company's lease contracts do not include an implicit rate, the Company uses its incremental borrowing rate based on information available at commencement date in determining the present value of future payments. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. The operating lease asset also includes any initial direct costs and lease payments made prior to lease commencement, and excludes lease incentives incurred.

The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company has certain lease agreements that contain both lease and non-lease components, which it has elected to account for as a single lease component for all asset classes.

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

Note 2 – Revenue Recognition

The following table presents the Company's revenue into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors:

Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended
	June 29, 2019
	Marine Engine	Boat	Total
Geographic Markets
United States	$610.7	$271.2	$881.9
Europe	125.7	34.6	160.3
Asia-Pacific	57.4	6.4	63.8
Canada	39.5	47.4	86.9
Rest-of-World	38.2	7.0	45.2
Marine eliminations	(74.6)	—	(74.6)
Total	$796.9	$366.6	$1,163.5

Major Product Lines
Propulsion	$404.9	$—	$404.9
Parts & Accessories	466.6	—	466.6
Aluminum Freshwater Boats	—	160.8	160.8
Recreational Fiberglass Boats	—	119.5	119.5
Saltwater Fishing Boats	—	82.6	82.6
Business Acceleration	—	3.7	3.7
Marine eliminations	(74.6)	—	(74.6)
Total	$796.9	$366.6	$1,163.5

	Six Months Ended
	June 29, 2019
	Marine Engine	Boat	Total
Geographic Markets
United States	$1,134.9	$545.1	$1,680.0
Europe	244.9	71.3	316.2
Asia-Pacific	113.5	11.8	125.3
Canada	70.8	97.4	168.2
Rest-of-World	73.4	14.3	87.7
Marine eliminations	(163.2)	—	(163.2)
Total	$1,474.3	$739.9	$2,214.2

Major Product Lines
Propulsion	$804.9	$—	$804.9
Parts & Accessories	832.6	—	832.6
Aluminum Freshwater Boats	—	327.0	327.0
Recreational Fiberglass Boats	—	234.5	234.5
Saltwater Fishing Boats	—	172.8	172.8
Business Acceleration	—	5.6	5.6
Marine eliminations	(163.2)	—	(163.2)
Total	$1,474.3	$739.9	$2,214.2

Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended
	June 30, 2018
	Marine Engine	Boat	Total
Geographic Markets
United States	$594.4	$279.9	$874.3
Europe	113.2	42.0	155.2
Asia-Pacific	50.5	6.9	57.4
Canada	39.4	58.1	97.5
Rest-of-World	36.8	8.0	44.8
Marine eliminations	(80.5)	—	(80.5)
Total	$753.8	$394.9	$1,148.7

Major Product Lines
Propulsion	$426.3	$—	$426.3
Parts & Accessories	408.0	—	408.0
Aluminum Freshwater Boats	—	169.7	169.7
Recreational Fiberglass Boats	—	140.5	140.5
Saltwater Fishing Boats	—	84.0	84.0
Business Acceleration	—	0.7	0.7
Marine eliminations	(80.5)	—	(80.5)
Total	$753.8	$394.9	$1,148.7

	Six Months Ended
	June 30, 2018
	Marine Engine	Boat	Total
Geographic Markets
United States	$1,070.9	$554.6	$1,625.5
Europe	211.0	85.1	296.1
Asia-Pacific	100.9	13.9	114.8
Canada	68.3	104.9	173.2
Rest-of-World	70.3	12.9	83.2
Marine eliminations	(177.1)	—	(177.1)
Total	$1,344.3	$771.4	$2,115.7

Major Product Lines
Propulsion	$805.3	$—	$805.3
Parts & Accessories	716.1	—	716.1
Aluminum Freshwater Boats	—	331.3	331.3
Recreational Fiberglass Boats	—	268.2	268.2
Saltwater Fishing Boats	—	169.7	169.7
Business Acceleration	—	2.2	2.2
Marine eliminations	(177.1)	—	(177.1)
Total	$1,344.3	$771.4	$2,115.7

Notes to Condensed Consolidated Financial Statements
(unaudited)

As of January 1, 2019, $74.8 million of contract liabilities associated with extended warranties and customer deposits were reported in Accrued expenses and Other Long-term liabilities and $8.6 million and $16.4 million of this amount was recognized as revenue during the three and six months ended June 29, 2019, respectively. As of June 29, 2019, total contract liabilities were $92.5 million. The total amount of the transaction price allocated to unsatisfied performance obligations as of June 29, 2019 was $84.9 million for contracts greater than one year, which primarily relates to extended warranties. The Company expects to recognize approximately $13.9 million of this amount in 2019, $16.7 million in 2020, and $54.3 million thereafter.

Note 3 – Discontinued Operations

On May 6, 2019, the Company announced that it reached an agreement to sell its Fitness business to KPS Capital Partners, LP. On June 27, 2019, the Company completed the sale. The sale resulted in net proceeds of $473.7 million and an after-tax loss of $41.5 million. In connection with the sale of its Fitness business, the Company has retained assets of $26.4 million primarily related to VAT receivables and has retained liabilities of $45.1 million primarily related to VAT payables, product warranty liabilities and certain employee benefits. In connection with the sale of the Fitness business, the Company entered into a Transition Services Agreement with the purchaser to provide certain support functions for a period of up to twelve months following the sale. The TSA is not material to the Company's condensed consolidated financial statements. The Company does not have or anticipate having any significant continuing net cash flows associated with the Fitness business.

The Company determined that the sale of its Fitness business represents a strategic shift that has a major effect on the Company's operations and financial results. The Company will no longer participate in the fitness industry and will solely focus on its global marine portfolio. As a result, the Company classified the assets and liabilities of the Fitness business as held for sale on the Condensed Consolidated Balance Sheets for all prior periods. Additionally, this business, which was previously reported in the Company's Fitness segment, is being reported as discontinued operations in the Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows for all periods presented.

The following table discloses the results of operations of the business reported as discontinued operations for the three months and six months ended June 29, 2019 and June 30, 2018, respectively:

	Three Months Ended		Six Months Ended
(in millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales	$223.1	$252.2	$448.3	$496.6
Cost of sales	167.5	183.7	334.6	361.2
Selling, general and administrative expense (C)	52.8	47.5	109.1	94.7

Earnings (loss) from discontinued operations before income taxes (B) (C)	$(3.2)	$13.5	$(146.0)	$24.5
Income tax provision (benefit)	(10.1)	2.6	(40.4)	4.5
Earnings (loss) from discontinued operations, net of tax (B) (C)	6.9	10.9	(105.6)	20.0
Loss on disposal of discontinued operations, net of tax (A)	(41.5)	—	(41.5)	—
Net Earnings (loss) from discontinued operations, net of tax	$(34.6)	$10.9	$(147.1)	$20.0

(A) The Loss on disposal of discontinued operations for the three and six months ended June 29, 2019 includes a pre-tax loss of $47.7 million and a net tax benefit of $6.2 million.
(B) In the first quarter of 2019, the Company re-evaluated the fair value of the Fitness reporting unit and determined the fair value of the business was less than its carrying value. As a result, Earnings (loss) from discontinued operations, net of tax, includes a $137.2 million ($103.0 million after tax) goodwill impairment charge for the six months ended June 29, 2019.
(C) The Company recorded $3.1 million and $2.5 million, for the three months ended June 29, 2019 and June 30, 2018, respectively, and recorded $10.9 million and $4.2 million for the six months ended June 29, 2019 and June 30, 2018, respectively, of costs incurred in connection with the Fitness business separation.

Notes to Condensed Consolidated Financial Statements
(unaudited)

There were no assets and liabilities held for sale related to discontinued operations as of June 29, 2019. The following table reflects the summary of assets and liabilities held for sale as of December 31, 2018 and June 30, 2018 primarily related to the Fitness business included in discontinued operations:

(in millions)	December 31, 2018	June 30, 2018
Accounts and notes receivable, net	$198.9	$165.7
Net inventory	169.7	174.0
Prepaid expenses and other	8.6	14.7
Current assets held for sale	377.2	354.4

Net property (A)	110.9	121.1
Goodwill	389.8	390.5
Other intangibles, net	60.6	85.6
Other long-term assets	49.0	42.4
Long-term assets held for sale	610.3	639.6
Assets held for sale	$987.5	$994.0

Accounts payable	$69.7	$51.8
Accrued expenses	185.3	180.3
Current liabilities held for sale	255.0	232.1

Other liabilities	99.6	96.5
Long-term liabilities held for sale	99.6	96.5
Liabilities held for sale	$354.6	$328.6

(A) As of December 31, 2018 and June 30, 2018, the Company had $8.9 million and $6.3 million, respectively, of net long-term assets classified as held for sale that were not related to the business reported as discontinued operations.

Note 4 – Restructuring, Exit and Impairment Activities

During 2019, the Company recorded restructuring charges within the Boat segment related to consolidating its commercial and government products operations in order to rationalize its product line to better align with customer demand.

In addition, the Company announced headcount reductions aimed at streamlining the cost structure of its enterprise-wide general and administrative functions. The Company estimates approximately $6 million of charges, primarily within Corporate, will be incurred related to this action during 2019, with approximately half recognized in the second quarter.

In the second quarter of 2018, the Company ended the sale process of its Sea Ray business and, as a result of a change in the plan of sale, recorded an impairment of long-lived assets. Additionally, the Company recorded charges in connection with the wind down of Sport Yacht and Yacht production, mainly relating to inventory write-downs, increased warranty liabilities and employee severance and retention bonuses. The Company also incurred transaction costs during the sale process. These costs were partially offset by the reversal of the valuation allowance for estimated transaction costs which was recorded when the assets and liabilities of Sea Ray were initially reclassified as held for sale.

Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company recorded restructuring, exit and impairment charges in the Condensed Consolidated Statements of Comprehensive Income as a result of the activities described above. The following table is a summary of the expense associated with the restructuring, exit and impairment activities discussed above for the three months ended June 29, 2019 and June 30, 2018:

	June 29, 2019				June 30, 2018
(in millions)	Boat	Corporate	Marine Engine	Total	Boat	Corporate	Total
Restructuring and exit activities:
Employee termination and other benefits	$0.2	$1.1	$0.6	$1.9	$4.7	$0.7	$5.4
Current asset write-downs	0.2	—	—	0.2	15.5	—	15.5
Professional fees	0.3	1.1	—	1.4	2.9	—	2.9
Other	0.3	—	—	0.3	6.0	—	6.0
Asset disposition and impairment actions:
Definite-lived and other asset impairments	1.6	—	—	1.6	9.4	—	9.4
Valuation allowance reversal	—	—	—	—	(5.0)	—	(5.0)
Total restructuring, exit and impairment charges	$2.6	$2.2	$0.6	$5.4	$33.5	$0.7	$34.2

Total cash payments for restructuring, exit and impairment charges (A)	$2.7	$0.1	$—	$2.8	$1.0	$—	$1.0
Accrued charges at end of the period (B)	$8.9	$4.1	$0.6	$13.6	$16.0	$0.9	$16.9

(A) Cash payments for the three months ended June 29, 2019 and June 30, 2018 may include payments related to prior period charges.
(B) Restructuring, exit and impairment charges accrued as of June 29, 2019 are expected to be paid during 2019 and 2020.

The following table is a summary of the expense associated with the restructuring, exit and impairment activities discussed above for the six months ended June 29, 2019 and June 30, 2018:

	June 29, 2019				June 30, 2018
(in millions)	Boat	Corporate	Marine Engine	Total	Boat	Corporate	Total
Restructuring and exit activities:
Employee termination and other benefits	$0.6	$2.3	$0.6	$3.5	$6.7	$0.7	$7.4
Current asset write-downs	0.4	—	—	0.4	15.5	—	15.5
Professional fees	0.3	1.1	—	1.4	3.5	—	3.5
Other	0.4	—	—	0.4	6.0	—	6.0
Asset disposition and impairment actions:
Definite-lived and other asset impairments	2.9	—	—	2.9	9.4	—	9.4
Valuation allowance reversal	—	—	—	—	(5.0)	—	(5.0)
Total restructuring, exit and impairment charges	$4.6	$3.4	$0.6	$8.6	$36.1	$0.7	$36.8

Total cash payments for restructuring, exit and impairment charges (A)	$7.7	$0.3	$—	$8.0	$1.2	$0.3	$1.5
Accrued charges at end of the period (B)	$8.9	$4.1	$0.6	$13.6	$16.0	$0.9	$16.9

(A) Cash payments for the six months ended June 29, 2019 and June 30, 2018 may include payments related to prior period charges.
(B) Restructuring, exit and impairment charges accrued as of June 29, 2019 are expected to be paid during 2019 and 2020.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 5 – Acquisitions

2019 Acquisitions

On May 21, 2019, the Company acquired 100 percent of Freedom Boat Club, a leading boat club operator based in Florida. The acquisition expands the Company's presence and scale within the emerging and fast-growing boat club market, providing its over 20,000 members access to a fleet of nearly 2,500 boats. Freedom Boat Club is included as part of the Company's Boat segment.

The net cash consideration the Company paid to acquire Freedom Boat Club was $64.4 million. The preliminary opening balance sheet included $29.2 million of identifiable intangible assets, including customer relationships, franchise agreements and trade names for $11.1 million, $4.9 million and $13.2 million, respectively, along with $26.0 million of goodwill, most of which is deductible for tax purposes. The amount assigned to Freedom Boat Club's customer relationships and franchise agreements will be amortized over their estimated useful lives of approximately 10 years and 15 years, respectively. These amounts recorded are preliminary and are subject to change within the measurement period as the Company finalizes its fair value estimates.

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

The purchase price allocation for certain deferred tax balances and contingency reserves is preliminary and subject to change within the allowed measurement period as the Company finalizes its fair value estimates. The following table is a summary of the assets acquired, liabilities assumed and net cash consideration paid for the Power Products acquisition during 2018:

(in millions)	Fair Value	Useful Life
Accounts and notes receivable	$38.3
Inventory	64.3
Goodwill (A) (B)	351.6
Trade names	111.0	Indefinite
Customer relationships	430.0	15 years
Property and equipment	10.6
Other assets	5.6
Total assets acquired	1,011.4

Accounts payable (B)	27.3
Accrued expenses (B)	19.8
Deferred tax liabilities	54.7
Total liabilities assumed	101.8

Net cash consideration paid	$909.6

(A) The goodwill recorded for the acquisition of Power Products is partially deductible for tax purposes.
(B) Includes $4.4 million and $3.0 million of purchase accounting adjustments in the first and second quarters of 2019, respectively, primarily related to contingency reserves.

Notes to Condensed Consolidated Financial Statements
(unaudited)

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

	Three Months Ended		Six Months Ended
(in millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Pro forma Net sales	$1,163.5	$1,212.1	$2,214.2	$2,240.4
Pro forma Operating earnings	162.7	100.5	276.8	183.7
Pro forma Net earnings from continuing operations	112.0	64.9	189.7	118.0

The pro forma results reflect an effective income tax rate of 22.0 percent and 20.3 percent for the three months ended June 29, 2019 and June 30, 2018, respectively, and 21.1 percent and 21.7 percent for the six months ended June 29, 2019 and June 30, 2018, respectively.

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

Foreign Currency Derivatives. Forward exchange contracts outstanding at June 29, 2019, December 31, 2018 and June 30, 2018 had notional contract values of $395.6 million, $308.9 million and $251.1 million, respectively. Option contracts outstanding at June 29, 2019, December 31, 2018 and June 30, 2018 had notional contract values of $17.8 million, $27.2 million and $18.0 million, respectively. The forward contracts outstanding at June 29, 2019 mature through 2020 and mainly relate to the Euro, Canadian dollar, Australian dollar and Japanese yen. As of June 29, 2019, the Company estimates that during the next 12 months, it will reclassify approximately $4.3 million of net gains (based on current rates) from Accumulated other comprehensive loss to Cost of sales.

Interest Rate Derivatives. The Company enters into fixed-to-floating interest rate swaps to convert a portion of the Company's long-term debt from fixed to floating rate debt. As of June 29, 2019, December 31, 2018 and June 30, 2018, the outstanding swaps had notional contract values of $200.0 million, of which $150.0 million corresponds to the Company's 4.625 percent Senior notes due 2021 and $50.0 million corresponds to the Company's 7.375 percent Debentures due 2023. These instruments have been designated as fair value hedges, with the fair value recorded in long-term debt.

As of June 29, 2019, December 31, 2018 and June 30, 2018, the Company had $2.2 million, $2.5 million and $2.9 million, respectively, of net deferred losses associated with all settled forward-starting interest rate swaps, which were designated as cash flow hedges with gains and losses included in Accumulated other comprehensive loss. As of June 29, 2019, the Company estimates that during the next 12 months, it will reclassify approximately $0.6 million of net losses resulting from settled forward-starting interest rate swaps from Accumulated other comprehensive loss to Interest expense.

Notes to Condensed Consolidated Financial Statements
(unaudited)

As of June 29, 2019, December 31, 2018 and June 30, 2018, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets				Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value			Balance Sheet Location	Fair Value
		Jun 29, 2019	Dec 31, 2018	Jun 30, 2018		Jun 29, 2019	Dec 31, 2018	Jun 30, 2018
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid expenses and other	$4.6	$6.8	$4.8	Accrued expenses	$1.8	$0.3	$0.7

Derivatives Designated as Fair Value Hedges
Interest rate contracts	Prepaid expenses and other	$0.0	$0.0	$2.1	Accrued expenses	$0.0	$0.1	$2.1
Interest rate contracts	Other long-term assets	2.2	—	—	Other long-term liabilities	—	1.8	3.1
Total		$2.2	$0.0	$2.1		$0.0	$1.9	$5.2

Other Hedging Activity
Foreign exchange contracts	Prepaid expenses and other	$0.5	$0.8	$0.7	Accrued expenses	$0.4	$0.0	$0.1

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended June 29, 2019 and June 30, 2018 was:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss				Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings
	Three Months Ended		Six Months Ended			Three Months Ended		Six Months Ended
	Jun 29, 2019	Jun 30, 2018	Jun 29, 2019	Jun 30, 2018		Jun 29, 2019	Jun 30, 2018	Jun 29, 2019	Jun 30, 2018
Interest rate contracts	$—	$—	$—	$—	Interest expense	$(0.2)	$(0.2)	$(0.3)	$(0.5)
Foreign exchange contracts	(0.3)	8.5	1.0	5.3	Cost of sales	2.9	(1.2)	5.4	(3.4)
Total	$(0.3)	$8.5	$1.0	$5.3		$2.7	$(1.4)	$5.1	$(3.9)

Derivatives Designated as Fair Value Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
		Three Months Ended		Six Months Ended
		Jun 29, 2019	Jun 30, 2018	Jun 29, 2019	Jun 30, 2018
Interest rate contracts	Interest expense	$(0.1)	$(0.2)	$(0.2)	$(0.0)

Notes to Condensed Consolidated Financial Statements
(unaudited)

Other Hedging Activity	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
		Three Months Ended		Six Months Ended
		Jun 29, 2019	Jun 30, 2018	Jun 29, 2019	Jun 30, 2018
Foreign exchange contracts	Cost of sales	$(0.8)	$7.5	$0.7	$5.7
Foreign exchange contracts	Other expense, net	0.6	1.8	0.6	0.7
Total		$(0.2)	$9.3	$1.3	$6.4

Fair Value of Other Financial Instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents and accounts and notes receivable approximate their fair values because of the short maturity of these instruments. At June 29, 2019, December 31, 2018 and June 30, 2018, the fair value of the Company’s long-term debt was approximately $1,358.1 million, $1,292.9 million and $491.4 million, respectively, and was determined using Level 1 and Level 2 inputs described in Note 8 to the Notes to Consolidated Financial Statements in the 2018 Form 10-K. The carrying value of long-term debt, including current maturities, was $1,301.9 million, $1,226.4 million and $438.8 million as of June 29, 2019, December 31, 2018 and June 30, 2018, respectively.

Note 7 – Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 29, 2019:

(in millions)	Level 1	Level 2	Total
Assets:
Cash equivalents	$150.2	$—	$150.2
Short-term investments in marketable securities	0.8	—	0.8
Restricted cash	11.6	—	11.6
Derivatives	—	7.3	7.3
Total assets	$162.6	$7.3	$169.9

Liabilities:
Derivatives	$—	$2.2	$2.2
Deferred compensation	2.7	25.7	28.4
Total liabilities at fair value	$2.7	$27.9	$30.6
Liabilities measured at net asset value			11.5
Total liabilities			$42.1

Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018:

(in millions)	Level 1	Level 2	Total
Assets:
Short-term investments in marketable securities	$0.8	$—	$0.8
Restricted cash	9.0	—	9.0
Derivatives	—	7.6	7.6
Total assets	$9.8	$7.6	$17.4

Liabilities:
Derivatives	$—	$2.2	$2.2
Deferred compensation	3.5	20.7	24.2
Total liabilities at fair value	$3.5	$22.9	$26.4
Liabilities measured at net asset value			10.2
Total liabilities			$36.6

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018:

(in millions)	Level 1	Level 2	Total
Assets:
Short-term investments in marketable securities	$0.8	$—	$0.8
Restricted cash	9.4	—	9.4
Derivatives	—	7.6	7.6
Total assets	$10.2	$7.6	$17.8

Liabilities:
Derivatives	$—	$6.0	$6.0
Deferred compensation	3.9	26.8	30.7
Total liabilities at fair value	$3.9	$32.8	$36.7
Liabilities measured at net asset value			10.3
Total liabilities			$47.0

In addition to the items shown in the tables above, refer to Note 18 in the Notes to Consolidated Financial Statements in the 2018 Form 10-K for further discussion regarding the fair value measurements associated with the Company’s postretirement benefit plans.

Note 8 – Share-Based Compensation

Under the Brunswick Corporation 2014 Stock Incentive Plan, the Company may grant stock appreciation rights (SARs), non-vested stock awards and performance awards to executives, other employees and non-employee directors from treasury shares and from authorized, but unissued, shares of common stock initially available for grant, in addition to: (i) the forfeiture of past awards; (ii) shares not issued upon the net settlement of SARs; or (iii) shares delivered to or withheld by the Company to pay the withholding taxes related to awards. As of June 29, 2019, 5.0 million shares remained available for grant.

Share grant amounts, fair values, and fair value assumptions reflect all outstanding awards for both continuing and discontinued operations.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Non-Vested Stock Awards

The Company grants both stock-settled and cash-settled non-vested stock units and awards to key employees as determined by management and the Human Resources and Compensation Committee of the Board of Directors. The Company granted nominal stock awards during the three months ended June 29, 2019 and June 30, 2018. The Company granted 0.4 million and 0.2 million of stock awards during the six months ended June 29, 2019 and June 30, 2018, respectively. The Company recognizes the cost of non-vested stock units and awards on a straight-line basis over the requisite vesting period. Additionally, cash-settled non-vested stock units and awards are recorded as a liability on the balance sheet and adjusted to fair value each reporting period through stock compensation expense. During the three months and six months ended June 29, 2019, the Company charged $1.6 million and $3.7 million, respectively, and charged $3.0 million and $5.1 million during the three months and six months ended June 30, 2018, respectively, to compensation expense for non-vested stock awards.

As of June 29, 2019, there was $17.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. The Company expects this cost to be recognized over a weighted average period of 1.8 years.

Performance Awards

In both February of 2019 and 2018, the Company granted 0.1 million performance shares to certain senior executives. Performance share awards are based on three performance measures: a cash flow return on investment (CFROI) measure, an operating margin (OM) measure and a total shareholder return (TSR) modifier. Performance shares are earned based on a three-year performance period commencing at the beginning of the calendar year of each grant. The performance shares earned are then subject to a TSR modifier based on the Company's stock returns measured against stock returns of a predefined comparator group over a three-year performance period. Additionally, in February 2019 and 2018, the Company granted 24,605 and 24,490 performance shares, respectively, to certain officers and certain senior managers based on the respective measures and performance periods described above but excluding the TSR modifier. During the three and six months ended June 29, 2019, the Company charged $2.6 million and $3.3 million, respectively, and charged $1.7 million and $1.1 million, for the three months and six months ended June 30, 2018, respectively, to compensation expense based on projections of probable attainment of the performance measures and the projected TSR modifier used to determine the performance awards.

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

As of June 29, 2019, the Company had $6.2 million of total unrecognized compensation cost related to performance awards. The Company expects this cost to be recognized over a weighted average period of 1.2 years.

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

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 9 – Commitments and Contingencies

Legal

On May 31, 2019, the United States Court of Appeals for the Federal Circuit issued its opinion in the matter of Cobalt Boats, LLC vs. Brunswick. That opinion reversed, in its entirety, an October 31, 2017 judgment on a jury verdict against Brunswick of $5.4 million plus attorneys’ fees of $2.5 million and applicable interest which was entered by the US District for the Eastern District of Virginia. The Court of Appeals found Brunswick did not infringe the Cobalt patent and that Brunswick was entitled to judgment of non-infringement as a matter of law. The parties have agreed there would be no further appeals.

There were no other material changes during the three and six months ended June 29, 2019 to the financial commitments or the legal and environmental contingencies that were discussed in Note 14 in the Notes to Consolidated Financial Statements in the 2018 Form 10-K.

Product Warranties

The following activity related to product warranty liabilities was recorded in Accrued expenses during the six months ended June 29, 2019 and June 30, 2018:

(in millions)	June 29, 2019	June 30, 2018
Balance at beginning of period	$116.8	$101.7
Payments made	(35.0)	(27.6)
Provisions/additions for contracts issued/sold	32.1	32.0
Aggregate changes for preexisting warranties	1.0	6.0
Foreign Currency Translation	0.2	(0.7)
Warranty liability retained from discontinued operations (A)	7.1	—
Other	0.1	0.3
Balance at end of period	$122.3	$111.7

(A) The Company retained a $7.1 million warranty liability from the sale of its Fitness business. The warranty liability pertains to product field campaigns for certain Cybex products designed prior to the Cybex acquisition.

Extended Warranties

The following activity related to deferred revenue for extended product warranty contracts was recorded in Accrued expenses and Other long-term liabilities during the six months ended June 29, 2019 and June 30, 2018:

(in millions)	June 29, 2019	June 30, 2018
Balance at beginning of period	$66.4	$56.9
Extended warranty contracts sold	13.9	13.0
Revenue recognized on existing extended warranty contracts	(7.3)	(5.8)
Foreign currency translation	0.2	(0.2)
Other	(0.1)	(0.1)
Balance at end of period	$73.1	$63.8

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 10 –Goodwill and Other Intangibles

Changes in the Company's goodwill during the six months ended June 29, 2019, by segment, are summarized below:

(in millions)	December 31, 2018	Acquisitions	Impairments	Adjustments	June 29, 2019
Marine Engine	$375.1	$—	$—	$7.4	$382.5
Boat	2.2	26.0	—	—	28.2
Total	$377.3	$26.0	$—	$7.4	$410.7

Changes in the Company's goodwill during the six months ended June 30, 2018, by segment, are summarized below:

(in millions)	December 31, 2017	Acquisitions	Impairments	Adjustments	June 30, 2018
Marine Engine	$31.7	$—	$—	$(0.4)	$31.3
Boat	2.2	—	—	—	2.2
Total	$33.9	$—	$—	$(0.4)	$33.5

Adjustments for the six months ended June 29, 2019 mainly relate to refining purchase accounting related to the Power Products acquisition. See Note 5 – Acquisitions for further details on the Company's acquisitions. Adjustments in both periods include the effect of foreign currency translation on goodwill denominated in currencies other than the U.S. dollar.

There was no accumulated impairment loss on Goodwill as of June 29, 2019, December 31, 2018 and June 30, 2018.

The Company's intangible assets, included within Other intangibles, net on the Condensed Consolidated Balance Sheets as of June 29, 2019, December 31, 2018 and June 30, 2018, are summarized by intangible asset type below:

	June 29, 2019		December 31, 2018		June 30, 2018
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Customer relationships	$686.9	$(258.8)	$675.7	$(243.3)	$246.0	$(230.3)
Trade names	165.8	—	152.5	—	41.7	—
Other	18.3	(12.8)	13.5	(12.6)	13.5	(12.4)
Total	$871.0	$(271.6)	$841.7	$(255.9)	$301.2	$(242.7)

The Company's intangible assets, included within Other intangibles, net on the Condensed Consolidated Balance Sheets as of June 29, 2019, December 31, 2018 and June 30, 2018, are summarized by segment below:

	June 29, 2019		December 31, 2018		June 30, 2018
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Marine Engine	$618.5	$(67.3)	$618.3	$(52.0)	$77.8	$(39.3)
Boat	252.5	(204.3)	223.4	(203.9)	223.4	(203.4)
Total	$871.0	$(271.6)	$841.7	$(255.9)	$301.2	$(242.7)

Other intangible assets primarily consist of patents and franchise agreements. Gross amounts and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation. Aggregate amortization expense for intangibles was $7.8 million and $15.7 million for the three months and six months ended June 29, 2019, respectively. Aggregate amortization expense for intangibles was $0.7 million and $1.4 million for the three months and six months ended June 30, 2018, respectively.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 11 –Segment Data

Reportable Segments

The following table sets forth net sales and operating earnings (loss) of each of the Company's reportable segments for the three months and six months ended June 29, 2019 and June 30, 2018:

	Net Sales				Operating Earnings (Loss)
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
(in millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Marine Engine	$871.5	$834.3	$1,637.5	$1,521.4	$164.6	$149.1	$277.5	$244.8
Boat	366.6	394.9	739.9	771.4	20.8	(32.2)	42.8	(17.8)
Marine eliminations	(74.6)	(80.5)	(163.2)	(177.1)	—	—	—	—
Total Marine	1,163.5	1,148.7	2,214.2	2,115.7	185.4	116.9	320.3	227.0
Corporate/Other	—	—	—	—	(22.7)	(23.8)	(43.5)	(39.4)
Total	$1,163.5	$1,148.7	$2,214.2	$2,115.7	$162.7	$93.1	$276.8	$187.6

The following table sets forth total assets of each of the Company's reportable segments:

	Total Assets
(in millions)	June 29, 2019	December 31, 2018	June 30, 2018
Marine Engine	$2,611.0	$2,380.9	$1,345.7
Boat (A)	476.8	423.2	408.1
Total Marine	3,087.8	2,804.1	1,753.8
Corporate/Other	953.0	508.8	695.2
Total (B)	$4,040.8	$3,312.9	$2,449.0

(A) As of June 29, 2019, December 31, 2018 and June 30, 2018, the Company had $3.0 million, $8.9 million and $6.3 million, respectively, of assets classified as held for sale which were not related to discontinued operations. These assets were recorded within Net Property as of  June 29, 2019 and recorded within Long term assets held for sale as of December 31, 2018 and June 30, 2018.
(B) As of December 31, 2018 and June 30, 2018, the Company had $978.6 million and $987.7 million, respectively, of assets classified as held for sale in the Condensed Consolidated Balance Sheets relating to discontinued operations. See Note 3 – Discontinued Operations for further details.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 12 –Comprehensive Income

Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets includes foreign currency cumulative translation adjustments; prior service costs and credits and net actuarial gains and losses for defined benefit plans; and unrealized derivative gains and losses, all net of tax. Changes in the components of Accumulated other comprehensive loss, all net of tax, for the three months ended June 29, 2019 and June 30, 2018 were as follows:

	Three Months Ended		Six Months Ended
(in millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net earnings	$77.5	$79.0	$41.2	$151.9
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	15.1	(19.6)	15.2	(9.7)
Net change in unamortized prior service credits	(0.2)	(0.1)	(0.3)	(0.2)
Net change in unamortized actuarial losses	2.8	2.3	4.7	4.2
Net change in unrealized derivative losses	(2.1)	7.0	(3.0)	6.3
Total other comprehensive income (loss)	15.6	(10.4)	16.6	0.6
Comprehensive income	$93.1	$68.6	$57.8	$152.5

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the three months ended June 29, 2019:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Net derivative losses	Total
Beginning balance	$(48.8)	$(6.2)	$(304.3)	$(2.8)	$(362.1)
Other comprehensive income (loss) before reclassifications (A)	1.3	—	0.9	(0.1)	2.1
Amounts reclassified from Accumulated other comprehensive loss (B)	13.8	(0.2)	1.9	(2.0)	13.5
Net other comprehensive income (loss)	15.1	(0.2)	2.8	(2.1)	15.6
Ending balance	$(33.7)	$(6.4)	$(301.5)	$(4.9)	$(346.5)

(A) The tax effects for the three months ended June 29, 2019 were $(1.0) million for foreign currency translation, $0.9 million for net actuarial losses arising during the period and $0.3 million for derivatives.
(B) See the table below for the tax effects for the three months ended June 29, 2019.

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the six months ended June 29, 2019:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Net derivative losses	Total
Beginning balance	$(48.9)	$(6.1)	$(306.2)	$(1.9)	$(363.1)
Other comprehensive income (loss) before reclassifications (A)	1.4	0.0	0.9	0.6	2.9
Amounts reclassified from Accumulated other comprehensive loss (B)	13.8	(0.3)	3.8	(3.6)	13.7
Net other comprehensive income (loss)	15.2	(0.3)	4.7	(3.0)	16.6
Ending balance	$(33.7)	$(6.4)	$(301.5)	$(4.9)	$(346.5)

(A) The tax effects for the six months ended June 29, 2019 were $(0.8) million for foreign currency translation, $0.9 million for net actuarial losses arising during the period and $(0.3) million for derivatives.
(B) See the table below for the tax effects for the six months ended June 29, 2019.

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

Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents reclassification adjustments out of Accumulated other comprehensive loss during the three months and six months ended June 29, 2019 and June 30, 2018:

	Three Months Ended		Six Months Ended
Details about Accumulated other comprehensive income (loss) components (in millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018	Affected line item in the statement where net income is presented
Amount of loss reclassified into earnings on foreign currency:
Foreign currency cumulative translation adjustment	(13.9)	—	(13.9)	—	Net (loss) earnings from discontinued operations, net of tax
	(13.9)	—	(13.9)	—	Net (loss) earnings from discontinued operations, net of tax
	0.1	—	0.1	—	Net (loss) earnings from discontinued operations, net of tax
	$(13.8)	$—	$(13.8)	$—	Net (loss) earnings from discontinued operations, net of tax

Amortization of defined benefit items:
Prior service credits	$0.2	$0.1	$0.4	$0.3	Other expense, net
Net actuarial losses	(2.6)	(2.6)	(5.1)	(5.1)	Other expense, net
	(2.4)	(2.5)	(4.7)	(4.8)	Earnings before income taxes
	0.7	0.8	1.2	1.2	Income tax provision
	$(1.7)	$(1.7)	$(3.5)	$(3.6)	Net earnings from continuing operations

Amount of gain (loss) reclassified into earnings on derivative contracts:
Interest rate contracts	$(0.1)	$(0.2)	$(0.3)	$(0.5)	Interest expense
Foreign exchange contracts	2.9	(1.9)	5.4	(4.5)	Cost of sales
	2.8	(2.1)	5.1	(5.0)	Earnings before income taxes
	(0.8)	0.6	(1.5)	1.4	Income tax provision
	$2.0	$(1.5)	$3.6	$(3.6)	Net earnings from continuing operations

Note 13 –Income Taxes

The Company recognized an income tax provision for the three months and six months ended June 29, 2019 of $31.7 million and $50.5 million, respectively, which included a net charge of $1.8 million and $0.1 million, respectively. The net charge of $1.8 million related primarily to an increase in the valuation allowance and the net charge of $0.1 million was related to the aforementioned valuation allowance increase and other various special tax items. The Company recognized an income tax provision for the three months and six months ended June 30, 2018 of $16.4 million and $41.7 million, respectively, which included a net tax benefit of $1.1 million and a net tax charge of $5.6 million, respectively. The net tax benefit of $1.1 million was primarily related to a decrease in the valuation allowance and the net charge of $5.6 million was due primarily to updates related to 2017 tax reform. The effective tax rate, which is calculated as the income tax provision as a percentage of earnings before income taxes, for the three months and six months ended June 29, 2019 was 22.0 percent and 21.1 percent, respectively. The effective tax rate for the three months and six months ended June 30, 2018 was 19.4 percent and 24.0 percent, respectively.

No deferred income taxes have been provided as of June 29, 2019, December 31, 2018 or June 30, 2018 on the applicable undistributed earnings of the non-U.S. subsidiaries where the indefinite reinvestment assertion has been applied. If at some future date these earnings cease to be indefinitely reinvested and are repatriated, the Company may be subject to additional U.S. income taxes and foreign withholding taxes on such amounts. The Company continues to provide deferred taxes, as required, on the undistributed net earnings of foreign subsidiaries and unconsolidated affiliates that are not deemed to be indefinitely reinvested in operations outside the United States.

As of June 29, 2019, December 31, 2018 and June 30, 2018, the Company had $2.2 million, $2.3 million and $2.8 million of gross unrecognized tax benefits, including interest, respectively. The Company believes it is reasonably possible that the total

Notes to Condensed Consolidated Financial Statements
(unaudited)

amount of gross unrecognized tax benefits as of June 29, 2019 could decrease by approximately $0.3 million in the next 12 months due to settlements with taxing authorities or lapses in the applicable statute of limitations. Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be significant changes in the amount of unrecognized tax benefits in 2019, but the amount cannot be estimated at this time.

The Company is regularly audited by federal, state and foreign tax authorities. The Internal Revenue Service (IRS) has completed its field examination and has issued its Revenue Agents Report through the 2014 tax year and all open issues have been resolved. The Company is currently open to tax examinations by the IRS for the 2015 through 2017 tax years. Primarily as a result of filing amended returns, which were generated by the closing of federal income tax audits, the Company is still open to state and local tax audits in major tax jurisdictions dating back to the 2012 taxable year. The Company is no longer subject to income tax examinations by any major foreign tax jurisdiction for years prior to 2013.

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

Pension and other postretirement benefit costs included the following components for the three months and six months ended June 29, 2019 and June 30, 2018:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
(in millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Interest cost	$2.6	$5.7	$5.2	$11.4	$0.3	$0.2	$0.6	$0.5
Expected return on plan assets	(3.4)	(6.4)	(6.7)	(12.7)	—	—	—	—
Amortization of prior service credits	—	—	—	—	(0.2)	(0.1)	(0.4)	(0.3)
Amortization of net actuarial losses	2.6	2.6	5.1	5.1	—	—	—	—
Net pension and other benefit costs	$1.8	$1.9	$3.6	$3.8	$0.1	$0.1	$0.2	$0.2

Employer Contributions and Benefit Payments. There were no contributions to the Company's qualified pension plans during the six months ended June 29, 2019. For the six months ended June 30, 2018, the company contributed $35.0 million. Company contributions are subject to change based on funding regulations and Company discretion. During the six months ended June 29, 2019 and June 30, 2018, the Company contributed $2.4 million and $2.1 million, respectively, to fund benefit payments to its nonqualified pension plan.

Note 15 –Debt

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

Scheduled maturities, net:

(in millions)
Remainder of 2019	$21.7
2020	41.6
2021	190.9
2022	37.1
2023	305.3
Thereafter	683.8
Total debt	$1,280.4

The Company maintains an Amended and Restated Credit Agreement (Credit Facility) providing for $400.0 million of borrowing capacity in effect through September 2023. The Credit Facility includes provisions to add up to $100.0 million of additional borrowing capacity and extend the facility for two additional one-year terms, subject to lender approval. During the first six months of 2019, borrowings under the Credit Facility totaled $655.0 million, all of which were repaid during the first six months of 2019. No borrowings were outstanding as of June 29, 2019, and available borrowing capacity totaled $396.4 million, net of $3.6 million of letters of credit outstanding under the Credit Facility. The maximum amount utilized under the Credit Facility during the six months ended June 29, 2019, including letters of credit outstanding, was $258.6 million. See Note 17 in the Notes to Consolidated Financial Statements in the 2018 Form 10-K for details regarding the Company's Credit Facility.

As of June 29, 2019, the Company was in compliance with the financial covenants associated with the Company's debt.

Note 16 –Leases

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

A summary of the Company's lease assets and lease liabilities as of June 29, 2019 is as follows:

(in millions)	Classification	June 29, 2019
Lease Assets
Operating lease assets	Operating lease assets	$80.4

Lease Liabilities
Current operating lease liabilities	Accrued expenses	18.2
Non-current operating lease liabilities	Operating lease liabilities	67.1
Total lease liabilities		$85.3

Notes to Condensed Consolidated Financial Statements
(unaudited)

A summary of the Company's total lease cost for the three months and six months ended June 29, 2019 is as follows:

(in millions)	Classification	Three Months Ended	Six Months Ended
Operating lease cost	Selling, general, and administrative expense	$1.5	$3.1
	Cost of sales	7.7	12.6
Variable lease cost	Selling, general, and administrative expense	0.1	0.3
	Cost of sales	1.0	2.0
Total lease cost (A)		$10.3	$18.0

(A) Includes total short-term lease cost which is immaterial.

The Company's maturity analysis of its operating lease liabilities as of June 29, 2019 is as follows:

(in millions)
2019	$11.7
2020	19.9
2021	17.1
2022	15.3
2023	12.9
Thereafter	21.0
Total lease payments	97.9
Less: Interest	(12.6)
Present value of lease liabilities	$85.3

The total weighted-average discount rate and remaining lease term for the Company's operating leases was 4.96 percent and 5.6 years, respectively, as of June 29, 2019. Total operating lease payments reflected in operating cash flows were $6.1 million and $11.5 million for the three months and six months ended June 29, 2019, respectively.

The following represents the Company's future minimum rental payments at December 31, 2018 for agreements classified as operating leases under ASC 840 with non-cancelable terms in excess of one year:

(in millions)
2019	$31.4
2020	24.5
2021	21.0
2022	14.7
2023	11.4
Thereafter	20.1
Total (not reduced by minimum sublease income of $0.1)	$123.1

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 17 – Subsequent Events

On July 3, 2019, the Company called $150.0 million of its 4.625% senior notes due 2021. The bonds will be retired on August 2, 2019 at par plus accrued interest, in accordance with the call provisions of the notes, and the associated interest rate swaps have been terminated.

On July 16, 2019 the Company's Board of Directors approved a $150 million increase to the $450 million share repurchase authorization approved in May 2019, bringing the total increase in authorization approved in 2019 to $600 million. The total remaining authorization was $565 million as of July 16, 2019.

On July 18, 2019, settlement payments totaling $595.8 million were made from the Brunswick Pension Plan for Hourly Bargaining Unit Employees and the Brunswick Pension Plan For Salaried Employees in connection with the previously announced terminations of these plans. The plan terminations included the aforementioned settlement payments for the group annuity contracts to cover future benefit payments as well as $77.1 million of lump-sum benefit payments to certain participants. The Company expects to incur approximately $280 million to $300 million of pre-tax and after-tax charges in connection with this action, including the recognition of actuarial losses as well as certain income tax consequences.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations of Brunswick Corporation (Brunswick or the Company) are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations that are subject to risks and uncertainties. Actual results may differ materially from expectations as of the date of this filing because of factors discussed in Part I, Item 1A – Risk Factors in Brunswick’s 2018 Annual Report on Form 10-K for the year ended December 31, 2018 (the 2018 Form 10-K) and subsequent Quarterly Reports on Form 10-Q.

Certain statements in the Management’s Discussion and Analysis are based on non-GAAP financial measures. GAAP refers to generally accepted accounting principles in the United States. For example, the discussion of the Company’s cash flows includes an analysis of free cash flows and total liquidity; the discussion of the Company's net sales includes a discussion of net sales on a constant currency basis and excluding acquisitions and Sport Yacht and Yacht operations; the discussion of the Company's earnings includes a presentation of operating earnings and operating margin excluding restructuring, exit and impairment charges, Sport Yacht and Yacht operations, purchase accounting amortization, acquisition-related costs and other applicable charges; gross margin excluding Sport Yacht and Yacht operations; and diluted earnings per common share, as adjusted. A “non-GAAP financial measure” is a numerical measure of a registrant’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the consolidated statements of operations, balance sheets or statements of cash flows of the issuer; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. Non-GAAP financial measures do not include operating and statistical measures.

The Company includes non-GAAP financial measures in Management’s Discussion and Analysis, as Brunswick’s management believes that these measures and the information they provide are useful to investors because they permit investors to view Brunswick’s performance using the same tools that management uses and to better evaluate the Company’s ongoing business performance. In order to better align Brunswick's reported results with the internal metrics used by the Company's management to evaluate business performance as well as to provide better comparisons to prior periods and peer data, non-GAAP measures exclude the impact of purchase accounting amortization.

Brunswick does not provide forward-looking guidance for certain financial measures on a GAAP basis because it is unable to predict certain items contained in the GAAP measures without unreasonable efforts. These items may include pension settlement charges, restructuring, exit and impairment costs, special tax items, acquisition-related costs, and certain other unusual adjustments.

Discontinued Operations

On June 27, 2019, the Company completed the sale of its Fitness business. This business, which was previously reported as the Company's Fitness segment, is being reported as discontinued operations for all periods presented.

The Company's results for all periods presented, as discussed in Management's Discussion and Analysis, are presented on a continuing operations basis, unless otherwise noted. Refer to Note 3 – Discontinued Operations in the Notes to Consolidated Financial Statements for further information.

Presentation of Sea Ray Results

As discussed in Note 3 - Discontinued Operations in the 2018 Form 10-K, the Company largely completed the wind down of its Sea Ray Sport Yacht and Yacht operations during 2018. Non-GAAP figures exclude the results of Sport Yacht and Yacht operations in 2018 and certain amounts in 2019 related to changes in estimated liabilities.

Acquisition of Power Products

On August 9, 2018, the Company completed its acquisition of the Global Marine & Mobile Business of Power Products Holdings, LLC (Power Products) for $909.6 million in cash, on a cash-free, debt-free basis. For further discussion regarding the acquisition, refer to Note 5 – Acquisitions in the Notes to Condensed Consolidated Financial Statements.

Overview and Outlook

Overview

Net sales increased 1 percent during the second quarter of 2019 when compared with the second quarter of 2018. Excluding the impact of Sport Yacht and Yacht operations, net sales increased 3 percent in 2019 when compared with the same prior year period. The Marine Engine segment reported modest top-line growth, led by benefits from the Power Products acquisition and continued robust demand for, and market share gains in, higher horsepower outboard engine products. These factors were partially offset by decreased sales of outboard engines 150 horsepower and below and sterndrive engines. Boat segment net sales were down primarily as a result of sales of the Sport Yacht and Yacht operations which were wound down in the second half of 2018. Excluding the impact of Sport Yacht and Yacht results, Boat segment net sales were down slightly as gains in premium offerings, including Lund and Sea Ray Sport Boats and Cruisers, were more than offset by sales declines in value aluminum products and pontoons. International net sales for the Company increased 1 percent in the second quarter of 2019 on a GAAP basis, and were flat on a constant currency basis and excluding the impact of acquisitions. International sales were primarily driven by increases in Asia-Pacific and Europe, offset by declines in Canada.

Net sales for the first half of 2019 increased 5 percent compared with the first half of 2018 and increased 6 percent excluding the impact of Sport Yacht and Yacht operations. Sales increases were due to the same factors described for the quarterly periods, except pontoons were stable year over year. International net sales for the Company increased 5 percent in the first half of 2019 on a GAAP basis as well as on a constant currency basis and excluding the impact of acquisitions. International sales increases were driven by increases in Europe, Asia-Pacific and Rest-of-World, partially offset by slight decreases in Canada.

Operating earnings in the second quarter of 2019 were $162.7 million and included $5.9 million of restructuring, exit, impairment and other charges, $7.3 million of purchase accounting amortization, $2.9 million of charges related to Sport Yacht and Yacht operations and $1.3 million of acquisition-related costs. Excluding these items, operating earnings for the second quarter of 2019 were $180.1 million with an operating margin of 15.5 percent. In the second quarter of 2018, the Company reported operating earnings of $93.1 million including restructuring, exit and impairment charges of $34.2 million, losses of $27.4 million related to Sport Yacht and Yacht operations and $2.5 million of acquisition-related costs. Excluding these items, operating earnings in the second quarter of 2018 were $157.2 million with an operating margin of 13.9 percent. The increase in operating earnings reflected the items discussed above as well as improvements in the Marine Engine segment, partially offset by declines in the Boat segment.

Operating earnings in the first half of 2019 were $276.8 million and included $9.1 million of restructuring, exit, impairment and other charges, $14.5 million of purchase accounting amortization, $2.9 million of charges related to Sport Yacht and Yacht operations and $1.3 million of acquisition-related costs. Excluding these items, operating earnings for the first half of 2019 were $304.6 million with an operating margin of 13.8 percent. In the first half of 2018, the Company reported operating earnings of $187.6 million including restructuring, exit and impairment charges of $36.8 million, losses of $35.5 million related to Sport Yacht and Yacht operations and $2.5 million of acquisition-related costs. Excluding these items, operating earnings in the first half of 2018 were $262.4 million with an operating margin of 12.6 percent. The increase in operating earnings reflected the items discussed above and were mainly driven by the factors described for the quarterly period.

Outlook

The Company is projecting 2019 to be another year of revenue and earnings growth with strong free cash flow generation in excess of $260 million. The Company is targeting slight improvement in net sales growth, including an approximate 4 percent benefit from the Power Products acquisition completed in 2018.

The Company expects net sales to benefit from the ongoing customer migration to higher horsepower engines and boats with increased technology and content, market share gains stemming from continued strong demand and acceptance of new outboard products and stable performance by the parts and accessories business. Mostly offsetting these positive factors are headwinds from anticipated reductions of wholesale unit shipments, particularly to align value boat product pipelines with weaker retail demand, as well as reductions in certain Boston Whaler product lines in advance of new product launches. The Company anticipates the Marine Engine segment will increase net sales in the low-to-mid single digit percentage range while Boat segment net sales are expected to decrease in the mid single digit percent range.

The Company anticipates solid improvements in gross margins and operating margins, reflecting benefits from new products, overall improved manufacturing efficiencies, cost reduction and containment initiatives, and acquisition contributions, while tariffs and currency fluctuations remain headwinds. The Company has appropriately adjusted its cost structure to enable investment in business transformation and growth initiatives across a broad range of economic and market scenarios as well as streamlining its corporate cost structure in connection with the Fitness business divestiture. The Company anticipates operating earnings to increase by a low-to-mid single digit percent.

In June and July of 2019, the Company announced cost reduction measures to drive greater efficiency and reduce the annual operating costs of its marine businesses and corporate functions. These actions are expected to reduce costs by approximately $50 million on an annual run-rate, with the full benefit to be recognized in 2020. The Company expects to incur approximately $13 million of restructuring charges in 2019 related to these actions, with the majority recognized in the second half of 2019.

The Company is planning for its effective tax rate in 2019 to be approximately 22 percent based on existing tax law.

Matters Affecting Comparability

Certain events have occurred which the Company believes affect the comparability of the results of operations. The table below summarizes the impact of changes in currency exchange rates, recent acquisitions and Sport Yacht and Yacht operations on the Company's net sales:

	Three Months Ended
	Net Sales		2019 vs. 2018
(in millions)	June 29, 2019	June 30, 2018	GAAP	Constant Currency Impact	Acquisition Benefit	Impact of Sport Yacht and Yacht
Marine Engine	$871.5	$834.3	4.5%	(1.5)%	8.3%	—
Boat	366.6	394.9	(7.2)%	(0.8)%	0.6%	(5.1)%
Marine eliminations	(74.6)	(80.5)
Total	$1,163.5	$1,148.7	1.3%	(1.3)%	6.1%	(1.8)%

	Six Months Ended
	Net Sales		2019 vs. 2018
(in millions)	June 29, 2019	June 30, 2018	GAAP	Constant Currency Impact	Acquisition Benefit	Impact of Sport Yacht and Yacht
Marine Engine	$1,637.5	$1,521.4	7.6%	(1.8)%	8.2%	—
Boat	739.9	771.4	(4.1)%	(0.9)%	0.3%	(4.7)%
Marine eliminations	(163.2)	(177.1)
Total	$2,214.2	$2,115.7	4.7%	(1.6)%	5.9%	(1.8)%

Acquisitions.  The Company completed acquisitions during 2019 and 2018 which affected the comparability of net sales. The impact on consolidated and segment sales comparisons are reflected above. Refer to Note 5 – Acquisitions in the Notes to Condensed Consolidated Financial Statements for further information.

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

Additionally, operating earnings comparisons were negatively affected by foreign exchange rates by approximately $6 million and $9 million in the second quarter and first half, respectively, of 2019 when compared with 2018. These estimates include the impact of translation on all sales and costs transacted in a currency other than the U.S. dollar and the impact of hedging activities.

Sport Yacht and Yacht Wind-down. As discussed in Note 3 - Discontinued Operations in the 2018 Form 10-K, the Company largely completed the wind down of its Sea Ray Sport Yacht and Yacht operations during 2018, with minor trailing activity in 2019. The results of Sport Yacht and Yacht operations for the three months and six months ended June 29, 2019 and June 30, 2018 are summarized in the table below:

	Three Months Ended		Six Months Ended
(in millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales (A)	$(0.7)	$19.9	$(0.7)	$35.0
Gross margin (A)	(2.5)	(23.2)	(2.5)	(26.8)
Restructuring, exit and impairment charges	—	33.4	—	34.2
Operating loss (A)	(2.9)	(60.8)	(2.9)	(69.7)

(A) In the three months and six months ended June 30, 2019, Sport Yacht and Yacht included $(0.7) million of charges within Net sales related to estimated retail sales incentives to support the sale of sport yachts and yachts currently in the dealer pipeline. In the three months and six months ended June 30, 2018, results included $15.5 million of charges within Net sales to support the sale of sport yachts and yachts in the dealer pipeline at that time.

Restructuring, exit, impairment and other charges. The Company recorded restructuring, exit, impairment and other charges during the three months and six months ended June 29, 2019 and June 30, 2018. The following table summarizes these charges by cash charges and non-cash charges.

	Three Months Ended		Six Months Ended
(in millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Cash charges:
Marine Engine	$0.6	$—	$0.6	$—
Boat	0.8	13.6	1.3	16.2
Corporate	2.2	0.7	3.4	0.7
Total cash charges	3.6	14.3	5.3	16.9
Non-cash charges (gains on disposal):
Boat	1.8	19.9	3.3	19.9
Total non-cash charges	1.8	19.9	3.3	19.9
Total restructuring, exit and impairment charges (A)	5.4	34.2	8.6	36.8
Other cash charges (B)	0.5	—	0.5	—
Total restructuring, exit, impairment and other charges	$5.9	$34.2	$9.1	$36.8

(A) Refer to Note 4 – Restructuring, Exit and Impairment Activities in the Notes to Condensed Consolidated Financial Statements for further information.
(B) In the second quarter of 2019, the Company recorded $0.5 million of charges within Corporate related to IT transformation project costs.

Purchase accounting amortization. As part of purchase accounting, the Company recognizes definite-lived intangible assets which will be amortized over their useful lives. During the second quarter and first half of 2019, the Company recorded $7.3 million and $14.5 million, respectively, of purchase accounting amortization within Selling, general and administrative expense. There were no comparable charges in the prior year periods.

Tax items. The Company recognized an income tax provision for the three months and six months ended June 29, 2019 of $31.7 million and $50.5 million, respectively, which included a net charge of $1.8 million and $0.1 million, respectively. The net charge of $1.8 million related primarily to an increase in the valuation allowance and the net charge of $0.1 million was related to the aforementioned valuation allowance increase and other various special tax items. The Company recognized an income tax provision for the three months and six months ended June 30, 2018 of $16.4 million and $41.7 million, respectively, which included a net tax benefit of $1.1 million and a net tax charge of $5.6 million, respectively. The net tax benefit of $1.1 million was primarily related to a decrease in the valuation allowance and the net charge of $5.6 million was due primarily to updates related to 2017 tax reform. The effective tax rate, which is calculated as the income tax provision as a percentage of earnings before income taxes, for the three months and six months ended June 29, 2019 was 22.0 percent and 21.1 percent, respectively. The effective tax rate for the three months and six months ended June 30, 2018 was 19.4 percent and 24.0 percent, respectively.

See Note 13 –Income Taxes in the Notes to Condensed Consolidated Financial Statements for further details.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended:

	Three Months Ended		2019 vs. 2018		Six Months Ended		2019 vs. 2018
(in millions, except per share data)	June 29, 2019	June 30, 2018	$ Change	% Change	June 29, 2019	June 30, 2018	$ Change	% Change
Net sales (B)	$1,163.5	$1,148.7	$14.8	1.3%	$2,214.2	$2,115.7	$98.5	4.7%
Gross margin (A) (B)	328.0	281.2	46.8	16.6%	607.5	524.3	83.2	15.9%
Restructuring, exit and impairment charges	5.4	34.2	(28.8)	(84.2)%	8.6	36.8	(28.2)	(76.6)%
Operating earnings (B) (C) (D) (E)	162.7	93.1	69.6	74.8%	276.8	187.6	89.2	47.5%
Net earnings from continuing operations(B) (C) (D) (E) (F)	112.1	68.1	44.0	64.6%	188.3	131.9	56.4	42.8%

Diluted earnings per common share from continuing operations	$1.28	$0.77	$0.51	66.2%	$2.15	$1.49	$0.66	44.3%

Expressed as a percentage of Net sales:
Gross margin (B)	28.2%	24.5%		370 bpts	27.4%	24.8%		260 bpts
Selling, general and administrative expense (B) (C) (D) (E)	10.9%	10.6%		30 bpts	11.7%	11.2%		50 bpts
Research and development expense	2.9%	2.8%		10 bpts	2.8%	2.9%		(10) bpts
Restructuring, exit and impairment charges	0.5%	3.0%		(250) bpts	0.4%	1.7%		(130) bpts
Operating margin (B) (C) (D) (E)	14.0%	8.1%		590 bpts	12.5%	8.9%		360 bpts

NM = not meaningful
bpts = basis points

(A)	Gross margin is defined as Net sales less Cost of sales (COS) as presented in the Condensed Consolidated Statements of Comprehensive Income.

(B)
Refer to the Matters Affecting Comparability section of the Management's Discussion and Analysis for the impact of Sea Ray Sport Yacht and Yacht operations on the Condensed Consolidated Statements of Comprehensive Income.

(C)
The Company recorded $7.3 million and $14.5 million in the second quarter and first half of 2019, respectively, of charges within Selling, general and administrative expense (SG&A) related to purchase accounting amortization.

(D)
The Company recorded acquisition-related costs of $1.3 million and $2.5 million in the second quarter of 2019 and 2018, respectively, within SG&A. Refer to Note 5 – Acquisitions in the Notes to Condensed Consolidated Financial Statements for further details.

(E)	The Company recorded $0.5 million of charges in the second quarter of 2019 within SG&A related to IT transformation project costs.

(F)
Includes a $1.8 million net charge and a $1.1 million net benefit for special tax items for the second quarters of 2019 and 2018, respectively, and includes $0.1 million and $5.6 million of net charges for special tax items for the first halves of 2019 and 2018, respectively.

Net sales increased during the second quarter of 2019 when compared with the second quarter of 2018. The Marine Engine segment reported modest top-line growth, led by benefits from the Power Products acquisition and continued robust demand for, and market share gains in, higher horsepower outboard engine products. These factors were partially offset by decreased sales of outboard engines 150 horsepower and below and sterndrive engines. Boat segment net sales were down primarily as a result of the wind down of Sport Yacht and Yacht operations in the second half of 2018. Excluding the impact of Sport Yacht and Yacht operations, Boat segment net sales were down slightly as gains in premium offerings, including Lund and Sea Ray Sport Boats and Cruisers, were more than offset by sales declines in value aluminum products and pontoons. International net sales for the Company increased 1 percent in the second quarter of 2019 on a GAAP basis, and were flat on a constant currency basis and excluding the impact of acquisitions. International sales were primarily driven by increases in Asia-Pacific and Europe, offset by declines in Canada.

Net sales for the first half of 2019 increased compared with the first half of 2018 due to the same factors described for the quarterly periods, except pontoons were up slightly year over year. International net sales for the Company increased 5 percent in the first half of 2019 on a GAAP basis as well as on a constant currency basis and excluding the impact of acquisitions.

International sales increases were driven by increases in Europe, Asia-Pacific and Rest-of-World, partially offset by slight decreases in Canada.

Gross margin percentage increased in both the second quarter and first half of 2019 when compared with the same prior year periods, reflecting margin benefits from the absence of the Sea Ray Sport Yacht and Yacht operations in 2019, which had a negative gross margin impact in 2018, as well as improvements in the Marine Engine segment. Improvements in the Marine Engine segment included benefits from the Power Products acquisition. Additionally, gross margin percentage reflected favorable comparisons versus the prior year due to unfavorable plant efficiencies associated with production ramp-up for new products and warehouse management integration in the first half of 2018 as well as favorable changes in sales mix. These positive factors more than offset the impact of tariffs and unfavorable changes in foreign exchange rates.

Selling, general and administrative expense (SG&A) increased during the second quarter and first half of 2019 when compared with the same prior year period. SG&A in 2019 included purchase accounting amortization while SG&A in both 2019 and 2018 included acquisition-related costs and the impacts of Sport Yacht and Yacht operations. Excluding these items, SG&A as a percentage of sales was slightly lower in the both the second quarter and first half of 2019 compared with the same prior year period. Research and development expense was relatively consistent in 2019 versus 2018 as spending increases to support new product development in the prior year were largely completed, partly offset by continued investment in new product in the Marine Engine segment.

The Company recorded restructuring, exit and impairment charges of $5.4 million and $8.6 million during the three months and six months ended June 29, 2019, respectively, and recorded $34.2 million and $36.8 million during the three months and six months ended June 30, 2018, respectively. Refer to Note 4 – Restructuring, Exit and Impairment Activities in the Notes to Condensed Consolidated Financial Statements for further information.

The Company recorded Equity earnings of $1.6 million and $3.5 million in the three months and six months ended June 29, 2019, respectively, which were mainly related to the Company's marine and technology-related joint ventures. This compares with Equity earnings of $1.4 million and $2.4 million recorded in the three months and six months ended June 30, 2018, respectively.

The Company recognized $(0.1) million and $(1.7) million in Other income (expense), net in the three months and six ended June 29, 2019. This compares with $(2.4) million and $(2.8) million recognized in Other income (expense), net in the three months and six ended June 30, 2018. Other expense, net primarily includes pension and other postretirement benefit costs, the amortization of deferred income related to a trademark licensing agreement with AMF Bowling Centers, Inc. as discussed in Note 1 in the Notes to Consolidated Financial Statements in the 2018 Form 10-K, as well as remeasurement gains and losses resulting from changes in foreign currency rates.

Net interest expense increased for the three months and six months ended June 29, 2019 when compared with the same prior year period as a result of recent debt issuances as discussed in Note 15 –Debt in the Notes to Condensed Consolidated Financial Statements and Note 17 in the Notes to Consolidated Financial Statements in the 2018 Form 10-K.

The Company recognized an income tax provision for the three months and six months ended June 29, 2019 of $31.7 million and $50.5 million, respectively, which included a net charge of $1.8 million and $0.1 million, respectively. The net charge of $1.8 million related primarily to an increase in the valuation allowance and the net charge of $0.1 million was related to the aforementioned valuation allowance increase and other various special tax items. The company recognized an income tax provision for the three months and six months ended June 30, 2018 of $16.4 million and $41.7 million, respectively, which included a net tax benefit of $1.1 million and a net tax charge of $5.6 million, respectively. The net tax benefit of $1.1 million was primarily related to a decrease in the valuation allowance and the net charge of $5.6 million was due primarily to updates related to 2017 tax reform.

The effective tax rate, which is calculated as the income tax provision as a percentage of earnings before income taxes, for the three months and six months ended June 29, 2019 was 22.0 percent and 21.1 percent, respectively. The effective tax rate for the three months and six months ended June 30, 2018 was 19.4 percent and 24.0 percent, respectively.

Due to the factors described in the preceding paragraphs, operating earnings, net earnings from continuing operations and diluted earnings per common share from continuing operations increased during the second quarter of 2019 compared with the same prior year period.

Diluted earnings per common share, as adjusted, increased by $0.12 per share, or 9 percent, to $1.45 per share for the second quarter of 2019 when compared with the second quarter of 2018, and included adjustments for the following items: $0.05 per share for restructuring, exit, impairment and other charges, a $0.06 per share charge for purchase accounting amortization, $0.03 per share of charges related to Sport Yacht and Yacht, a $0.02 per share net charge for special tax items and $0.01 per share of acquisition-related costs. In 2018, Diluted earnings per common share, as adjusted, was $1.33 per share and included the following items: a $0.31 per share charge for restructuring, exit and impairment, $0.24 per share of losses for Sport Yacht and Yacht operations, a $0.02 per share charge for acquisition-related costs and a net benefit from special tax items of $0.01 per share.

Diluted earnings per common share, as adjusted, increased by $0.18 per share, or 8 percent, to $2.39 per share for the first half of 2019 when compared with the first half of 2018, and included adjustments for the following items: $0.07 per share for restructuring, exit, impairment and other charges, a $0.13 per share charge for purchase accounting amortization, $0.03 per share of charges related to Sport Yacht and Yacht and $0.01 per share of acquisition-related costs. In 2018, Diluted earnings per common share, as adjusted, was $2.21 per share and included the following items: a $0.32 per share charge for restructuring, exit and impairment, $0.32 per share of losses for Sport Yacht and Yacht operations, a net charge from special tax items of $0.06 per share and $0.02 per share of acquisition-related costs.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the three months and six months ended:

	Three Months Ended		2019 vs. 2018		Six Months Ended		2019 vs. 2018
(in millions)	June 29, 2019	June 30, 2018	$ Change	% Change	June 29, 2019	June 30, 2018	$ Change	% Change
Net sales	$871.5	$834.3	$37.2	4.5%	$1,637.5	$1,521.4	$116.1	7.6%
Restructuring, exit and impairment charges	0.6	—	0.6	NM	0.6	—	0.6	NM
Operating earnings (A) (B)	164.6	149.1	15.5	10.4%	277.5	244.8	32.7	13.4%
Operating margin (A) (B)	18.9%	17.9%		100 bpts	16.9%	16.1%		80 bpts

NM = not meaningful
bps = basis points
(A) Includes $7.3 million and $14.5 million of purchase accounting amortization in the second quarter and first half, respectively, of 2019.
(B) Includes acquisition-related costs of $2.5 million recorded in the second quarter of 2018.

The Marine Engine segment reported net sales increases in the second quarter of 2019 led by benefits from the Power Products acquisition, which accounted for 8 percentage points of the segment's revenue growth rate. The propulsion business benefited from continued robust demand for higher horsepower engines, but overall organic sales were down due to decreased sales of outboard engines 150 horsepower and below and sterndrive engines. These declines were due to unanticipated OEM production cuts with weather impacting demand, especially in freshwater markets in the northern U.S. and Canada where Mercury has an over-indexed share position. The organic marine parts and accessories business continued its steady performance, in spite of weather unfavorably influencing U.S. market demand in the quarter. International net sales were 30 percent of the segment's net sales in the second quarter of 2019 and increased 9 percent from the prior year on a GAAP basis. On a constant currency basis and excluding the impact of the Power Products acquisition, international net sales increased 7 percent due to increases in all regions, particularly in Asia-Pacific and Europe.

For the first half of 2019, Marine Engine segment net sales increased as a result of the same factors described above, except organic sales for the propulsion business were stable. International net sales were 31 percent of the segment's net sales in the first half of 2019 and increased 12 percent from the prior year on a GAAP basis. On a constant currency basis and excluding the impact of the Power Products acquisition, international net sales increased 10 percent due to increases in all regions, particularly in Europe and Asia-Pacific.

Marine Engine segment operating earnings for the quarter and year-to-date periods increased as a result of benefits from the Power Products acquisition. Additionally, the operating earnings increase included favorable comparisons versus the prior year due to unfavorable plant efficiencies associated with production ramp-up for new products and warehouse management integration in the first half of 2018, favorable changes in sales mix and cost control measures. Partially offsetting these items were the impact of tariffs and unfavorable changes in foreign exchange rates.

Boat Segment

The following table sets forth Boat segment results for the three months and six months ended:

	Three Months Ended		2019 vs. 2018		Six Months Ended		2019 vs. 2018
(in millions)	June 29, 2019	June 30, 2018	$ Change	% Change	June 29, 2019	June 30, 2018	$ Change	% Change
Boat segment:
Net sales	$366.6	$394.9	$(28.3)	(7.2)%	$739.9	$771.4	$(31.5)	(4.1)%
Restructuring, exit and impairment charges	2.6	33.5	(30.9)	(92.2)%	4.6	36.1	(31.5)	(87.3)%
Operating earnings (A)	20.8	(32.2)	53.0	NM	42.8	(17.8)	60.6	NM
Operating margin (A)	5.7%	(8.2)%		NM	5.8%	(2.3)%		NM

Sport Yacht and Yacht operations:
Net sales (B)	(0.7)	19.9	(20.6)	NM	(0.7)	35.0	(35.7)	NM
Restructuring, exit and impairment charges	—	33.4	(33.4)	NM	—	34.2	(34.2)	NM
Operating loss (B)	(2.9)	(60.8)	57.9	95.2%	(2.9)	(69.7)	66.8	95.8%

NM = not meaningful
(A) Includes acquisition-related costs of $1.3 million recorded in the second quarter of 2019.
(B) In the three months and six months ended June 30, 2019, Sport Yacht and Yacht includes $(0.7) million of charges within Net sales related to estimated retail sales incentives to support the sale of sport yachts and yachts currently in the dealer pipeline. In the three months and six months ended June 30, 2018, results included $15.5 million of similar charges within Net sales to support the sale of sport yachts and yachts in the dealer pipeline at that time.

Boat segment net sales decreased, due in part to the wind down of Sport Yacht and Yacht operations in 2018. By category, aluminum freshwater sales were down as declines in value fish and pontoon sales offset increased sales at Lund. Recreational fiberglass was flat for the quarter, with improved mix towards larger product leading to gains at Sea Ray. Saltwater fishing sales were slightly down as the overall industry category has leveled off after several years of strong growth. Overall, average selling prices increased reflecting expanded content on boats, along with inflationary price increases. International sales were 26 percent of the segment's net sales in the second quarter of 2019 and decreased 17 percent on a GAAP basis. On a constant currency basis, international sales decreased 14 percent primarily due to decreases in Canada and Europe.

Boat segment net sales decreased in the first half of 2019 for the same reasons described above in the quarterly period, except sales were up slightly after excluding Sport Yacht and Yacht results, and the Saltwater fishing category sales were stable. International sales were 26 percent of the segment's net sales in the first half of 2019 and decreased 10 percent on a GAAP basis. On a constant currency basis, international sales decreased 7 percent reflecting declines in Europe and Canada.

Boat segment operating earnings increased in both the second quarter and first half of 2019 when compared with the same prior year periods, primarily reflecting benefits from the wind-down of Sea Ray Sport Yacht and Yacht operations completed in 2018. Excluding the impact of Sport Yacht and Yacht operations, operating earnings decreased as a result of higher retail discounts required to lower pipelines approaching the second-half of the year along with weaker sales. Additionally, less favorable plant efficiencies at certain of our boat facilities in the first quarter, due in part to new product integrations, and planned spending on profit improvement initiatives also negatively impacted earnings. These negative factors were partially offset by cost control measures.

Corporate/Other

The following table sets forth Corporate/Other results for the three months and six months ended:

	Three Months Ended		2019 vs. 2018		Six Months Ended		2019 vs. 2018
(in millions)	June 29, 2019	June 30, 2018	$ Change	% Change	June 29, 2019	June 30, 2018	$ Change	% Change
Restructuring, exit and impairment charges	$2.2	$0.7	$1.5	NM	$3.4	$0.7	$2.7	NM
Operating loss (A)	(22.7)	(23.8)	1.1	4.6%	(43.5)	(39.4)	(4.1)	(10.4)%

NM = not meaningful
(A) The second quarter of 2019 includes $0.5 million of IT transformation project costs.

Corporate operating expenses decreased in the second quarter of 2019 primarily as a result of favorable mark-to-market adjustments of deferred compensation arrangements and decreased costs associated with IT project spending, partially offset by increased restructuring, exit and impairment charges and costs. For the year-to-date period, Corporate operating expenses increased as a result of the same factors, except mark-to-market adjustments of deferred compensation were unfavorable.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the six months ended:

(in millions)	June 29, 2019	June 30, 2018
Net cash provided by operating activities of continuing operations	$147.4	$167.0
Net cash provided by (used for):
Plus: Capital expenditures	(135.2)	(81.7)
Plus: Proceeds from the sale of property, plant and equipment	—	0.1
Plus: Effect of exchange rate changes	1.4	(3.5)
Less: Cash impact of Sport Yacht & Yacht operations, net of tax	—	(13.8)
Total free cash flow from continuing operations (A)	$13.6	$95.7

(A) The Company defines “Free cash flow” as cash flow from operating and investing activities of continuing operations (excluding cash provided by or used for acquisitions, investments, purchases or sales/maturities of marketable securities and other investing activities, as well as the cash impact of Sport Yacht & Yacht operations, net of tax) and the effect of exchange rate changes on cash and cash equivalents. Free cash flow is not intended as an alternative measure of cash flow from operations, as determined in accordance with GAAP in the United States. The Company uses this financial measure both in presenting its results to shareholders and the investment community and in its internal evaluation and management of its businesses. Management believes that this financial measure and the information it provides are useful to investors because it permits investors to view Brunswick’s performance using the same tool that management uses to gauge progress in achieving its goals. Management believes that the non-GAAP financial measure “Free cash flow” is also useful to investors because it is an indication of cash flow that may be available to fund investments in future growth initiatives.

Brunswick’s major sources of funds for capital investments, acquisitions, share repurchase programs and dividend payments are cash generated from operating activities, available cash and marketable securities balances, proceeds from divestitures and potential borrowings. The Company evaluates potential acquisitions, divestitures and joint ventures in the ordinary course of business.

2019 Cash Flow

Net cash provided by operating activities of continuing operations in the first half of 2019 totaled $147.4 million versus $167.0 million in the comparable period of 2018. This comparison reflected higher net earnings, net of non-cash items (depreciation and amortization, impairments and income tax impacts not yet realized in cash) in 2019 and lower pension contributions, which were more than offset by unfavorable working capital usage trends. For further details on factors influencing cash flows in both periods, refer to the following discussion.

In the first half of 2019, net cash provided by operating activities of continuing operations totaled $147.4 million. The primary driver of the cash provided by operating activities was net earnings net of non-cash expense items, partially offset by a seasonal increase in working capital. Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Condensed Consolidated Balance Sheets, excluding the impact of acquisitions and non-cash adjustments. Accounts and notes receivable increased $96.4 million primarily due to seasonal changes in net sales in the Marine Engine segment and timing of collections. Net inventories increased by $27.7 million, primarily driven by lower than anticipated net sales. Accrued expenses decreased $14.6 million, primarily driven by the impact of payments of the prior year's variable compensation, which had been accrued as of December 31, 2018. Accounts payable decreased $13.0 million.

Net cash used for investing activities of continuing operations was $199.8 million, which included capital expenditures of $135.2 million and cash paid for the acquisition of Freedom Boat Club of $64.4 million. The Company's capital spending focused on investments in capacity expansion initiatives as well as new products, mostly in the Marine Engine segment. Net cash provided by investing activities of discontinued operations was $481.9 million and mainly related to proceeds from the sale of the Fitness business.

Net cash used for financing activities was $58.5 million and primarily related to common stock repurchases and cash dividends paid to common shareholders, partially offset by net proceeds from issuances of long-term debt. Refer to Note 15 –Debt in the Notes to Condensed Consolidated Financial Statements for further details on the Company's debt activity during the quarter.

2018 Cash Flow

In the first six months of 2018, net cash provided by operating activities of continuing operations totaled $167.0 million. The primary driver of the cash provided by operating activities was net earnings net of non-cash expense items, partially offset by a seasonal increase in working capital. Accounts and notes receivable increased $129.5 million due primarily to normal seasonal changes in net sales and timing of collections in the Marine Engine segment. Partially offsetting these items was an increase in Accounts payable of $48.0 million due to production increases; and Accrued expenses increased $32.8 million primarily driven by restructuring and other charges related to the wind down of Sport Yacht and Yacht operations, partially offset by the payment of the prior year's variable compensation, which had been accrued as of December 31, 2017.

Net cash used for investing activities of continuing operations during the first six months of 2018 totaled $87.6 million, which included capital expenditures of $81.7 million. The Company's capital spending was focused on investments in new products as well as capacity expansion initiatives, mostly in the Marine segments.

Net cash used for financing activities was $114.2 million during the first six months of 2018. The cash outflow included common stock repurchase activity and cash dividends paid to common shareholders.

Liquidity and Capital Resources

The Company views its highly liquid assets as of June 29, 2019, December 31, 2018 and June 30, 2018 as:

(in millions)	June 29, 2019	December 31, 2018	June 30, 2018
Cash and cash equivalents	$656.1	$294.4	$435.9
Short-term investments in marketable securities	0.8	0.8	0.8
Total cash, cash equivalents and marketable securities	$656.9	$295.2	$436.7

The following table sets forth an analysis of total liquidity as of June 29, 2019, December 31, 2018 and June 30, 2018:

(in millions)	June 29, 2019	December 31, 2018	June 30, 2018
Cash, cash equivalents and marketable securities	$656.9	$295.2	$436.7
Amounts available under lending facility (A)	396.4	295.7	296.0
Total liquidity (B)	$1,053.3	$590.9	$732.7

(A) See Note 15 –Debt in the Notes to Condensed Consolidated Financial Statements for further details on the Company's lending facility.
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

Cash, cash equivalents and marketable securities totaled $656.9 million as of June 29, 2019, an increase of $361.7 million from $295.2 million as of December 31, 2018, and an increase of $220.2 million from $436.7 million as of June 30, 2018. Total debt as of June 29, 2019, December 31, 2018 and June 30, 2018 was $1,280.4 million, $1,220.8 million and $433.7 million, respectively. The Company's debt-to-capitalization ratio was 45.4 percent as of June 29, 2019, up from 43.5 percent as of December 31, 2018 and from 22.4 percent as of June 30, 2018.

In June and July of 2019, the Company announced cost reduction measures to drive greater efficiency and reduce the annual operating costs of its marine businesses and corporate functions. These actions are expected to reduce costs by approximately $50 million on an annual run-rate, with substantially all of the benefit recognized beginning in 2020. The Company expects to incur approximately $13 million of restructuring charges in 2019 related to these actions, with the majority recognized in the second half of 2019.

In the first quarter of 2019, and consistent with the Company's plan to substantially reduce all of its near-term maturity debt, the Company issued $230 million of 30-year senior notes and used $150 million of the proceeds to retire its 3-year term loan due 2021. Refer to Note 15 –Debt in the Notes to Condensed Consolidated Financial Statements for further details on the Company's debt activity during 2019. Management believes that the Company has adequate sources of liquidity to meet the Company's short-term and long-term needs.

During the first half of 2019, the Company borrowed a total of $655.0 million under the Credit Facility, all of which was repaid during the period. The maximum amount utilized under the Credit Facility during the period, including letters of credit outstanding, was $258.6 million. The Company did not borrow under the Credit Facility during 2018.

The Company did not make contributions to its qualified pension plans during the six months ended June 29, 2019 and made $35.0 million of contributions during the six months ended June 30, 2018. During the six months ended June 29, 2019 and June 30, 2018, the Company contributed $2.4 million and $2.1 million, respectively, to fund benefit payments to its nonqualified pension plan.

Cash Flow Outlook and Capital Plan

The Company is projecting an increase in net earnings in 2019 when compared with 2018. Net activity in working capital is projected to reflect a usage of cash in 2019 in the range of $20 million to $40 million. Additionally, the Company is planning for capital expenditures of approximately $240 million to $260 million, including investments in capacity and new products, as well as cash payments in the first half of 2019 that relate to 2018 engine manufacturing capacity projects. Including these and other factors, the Company plans to generate free cash flow in 2019 in excess of $260 million.

The Company plans on retiring debt by at least $150 million to $200 million in 2019, with estimated interest expense of approximately $72 million. The Company began executing this plan on July 3, 2019 with the announcement that it called $150 million of 4.625% senior notes due in 2021. The bonds will be retired, at par, effective August 2, 2019. With this action, the Company's next significant note maturity will be in 2023. Any additional debt reductions will be funded primarily through free cash flow.

The Company received net proceeds of approximately $470 million from the sale of its Fitness business in the second quarter of 2019 and revised its capital strategy. As a result, the Company's Board of Directors authorized an additional $600 million of share repurchases in 2019, including $450 million announced in the second quarter of 2019 and an additional $150 million announced on July 16, 2019. The Company repurchased approximately $70 million of shares in the second quarter of 2019, bringing the total remaining authorization to approximately $565 million, and plans to repurchase an additional $330 million of shares in the second half of 2019.

Quarterly dividend payments in the 2019 plan are anticipated to be $0.21 per share, consistent with current levels. However, the Company may adjust these levels as it evaluates opportunities to grow dividends.

On July 18, 2019, settlement payments were made from the Company's defined benefit plans to fully exit the plans through group annuity contracts or lump-sum payments to certain participants. The Company expects to make payments of approximately $5 million to $10 million in connection with this action. Additionally, the Company will incur non-cash charges in the range of $280 million to $300 million in the third quarter of 2019, including the recognition of actuarial losses as well as certain income tax consequences. Refer to Note 17 – Subsequent Events in the Notes to the Condensed Combined Financial Statements for further information.

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

As a result of the early adoption of ASU 2017-04, Intangibles-Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment as discussed in Note 1 – Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements, the Company no longer uses the two-step goodwill impairment test described in the 2018 Form 10-K. Previously, the first step of the goodwill impairment test compared the fair value of a reporting unit with its carrying value. If the carrying amount exceeded fair value, a second step was performed to measure the implied fair value of goodwill and compare it with the carrying value of goodwill. Under the new standard, the second step is not performed; the goodwill impairment is simply measured as the carrying value of the reporting unit less its fair value, not to exceed the carrying value of goodwill. The Company applied the new standard in calculating the $137.2 million goodwill impairment recorded within the Fitness segment, now reported as Discontinued Operations, in the first quarter of 2019.

There were no further material changes in the Company’s critical accounting policies since the filing of its 2018 Form 10-K.

Recent Accounting Pronouncements

See Note 1 – Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements for the recent accounting pronouncements that have been adopted during the six months ended June 29, 2019, or will be adopted in future periods.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations, estimates and projections about Brunswick’s business and by their nature address matters that are, to different degrees, uncertain. Words such as “may,” “could,” “expect,” “intend,” “target,” “plan,” “goal,” “seek,” “estimate,” “believe,” “predict,” “outlook,” “anticipates” and similar expressions are intended to identify forward-looking statements. Such statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this quarterly report. These risks include, but are not limited to: the effect of adverse general economic conditions, including the amount of disposable income consumers have available for discretionary spending, tight consumer credit markets, and the level of consumer confidence on the demand for our products and services; our ability to successfully implement our strategic plan and growth initiatives; our ability to integrate targeted acquisitions, including the Global Marine & Mobile Business of Power Products; having to record an impairment to the value of goodwill and other assets; changes to U.S. trade policy and tariffs; the inability to identify and complete targeted acquisitions; the potential for disruption to our business in connection with the Fitness sale or Power Products acquisition and integration, making it more difficult to maintain business and operational relationships; the risk that unexpected costs will be incurred in connection with these transactions; the possibility that the expected synergies and value creation from these transactions will not be realized or will not be realized within the expected time period; negative currency trends, including shifts in exchange rates; fiscal policy concerns; adequate financing access for dealers and customers and our ability to access capital and credit markets; maintaining effective distribution; adverse economic, credit, and capital market conditions; loss of key customers; attracting and retaining skilled labor and implementing succession plans for key leadership; inventory reductions by dealers, retailers, or independent boat builders; requirements for us to repurchase inventory; actual or anticipated increases in costs, disruptions of supply, or defects in raw materials, parts, or components we purchase from third parties, including as a the result of new tariffs on raw materials, increased demand for shipping carriers, and transportation disruptions; higher energy and fuel costs; our ability to protect our brands and intellectual property; absorbing fixed costs in production; managing our manufacturing footprint; outages, breaches, or other cybersecurity events regarding our technology systems, which could result in lost or stolen information and associated remediation costs; our ability to meet pension funding obligations; managing our share repurchases; competitive pricing pressures; our ability to develop new and innovative products and services at a competitive price, in legal compliance with existing rules; maintaining product quality and service standards; product liability, warranty, and other claims risks; legal and regulatory compliance, including increased costs, fines, and reputational risks; changes in income tax legislation or enforcement; certain divisive shareholder activist actions; joint ventures that do not operate solely for our benefit; international business risks; and weather and catastrophic event risks.

Additional risk factors are included in the 2018 Form 10-K and subsequent Quarterly Reports on Form 10-Q. Forward-looking statements speak only as of the date on which they are made and Brunswick does not undertake any obligation to update them to reflect events or circumstances after the date of this quarterly report.

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

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

Brunswick’s operations and financial results are subject to various risks and uncertainties that could adversely affect the Company’s business, financial condition, results of operations, cash flows, and the trading price of Brunswick’s common stock. There have been no material changes to the risk factors previously disclosed in the 2018 Form 10-K and subsequent Quarterly Reports on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has executed share repurchases against authorization approved by the Board of Directors in 2016 and 2019. In 2019, the Company repurchased approximately $70 million of stock under these authorizations and as of June 29, 2019, the remaining authorization was approximately $415 million.

During the three months ended June 29, 2019, the Company repurchased the following shares of its common stock:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Amount of Dollars that May Yet Be Used to Purchase Shares Under the Program
April 1 to April 26	150,700	$50.31	150,700
April 29 to May 24	822,870	51.31	822,870
May 27 to June 28	473,916	42.22	473,916
Total	1,447,486	$48.22	1,447,486	$415,020,735

Item 6.    Exhibits

2.1
Equity Purchase Agreement, dated as of May 5, 2019, between Brunswick Corporation and Lumos International Holdings B.V., filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2019 and hereby incorporated by reference.

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

BRUNSWICK CORPORATION
August 2, 2019	By:	/s/ RANDALL S. ALTMAN
Randall S. Altman
Vice President and Controller*

*Mr. Altman is signing this report both as a duly authorized officer and as the principal accounting officer.