Form 10-Q
period 2019-09-28
BRUNSWICK CORP
filed 2019-10-30
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 28, 2019

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
The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of October 28, 2019 was 81,573,656.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 28, 2019

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BRUNSWICK CORPORATION Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net sales	$976.6	$1,044.1	$3,190.8	$3,159.8
Cost of sales	699.7	765.8	2,306.4	2,357.2
Selling, general and administrative expense	120.1	141.3	380.0	378.9
Research and development expense	29.7	29.4	91.9	91.7
Restructuring, exit and impairment charges	7.4	9.4	16.0	46.2
Operating earnings	119.7	98.2	396.5	285.8
Equity earnings	1.9	1.6	5.4	4.0
Pension settlement charge	(294.1)	—	(294.1)	—
Other income (expense), net	0.1	(0.7)	(1.6)	(3.5)
Earnings (loss) before interest and income taxes	(172.4)	99.1	106.2	286.3
Interest expense	(18.8)	(13.1)	(59.4)	(28.0)
Interest income	1.6	1.0	2.4	2.3
Transaction financing charges	—	(5.1)	—	(5.1)
Earnings (loss) before income taxes	(189.6)	81.9	49.2	255.5
Income tax provision	43.3	6.7	93.8	48.4
Net earnings (loss) from continuing operations	(232.9)	75.2	(44.6)	207.1

Discontinued operations:
Earnings (loss) from discontinued operations, net of tax	(2.9)	(5.2)	(108.5)	14.8
Loss on disposal of discontinued operations, net of tax	(3.5)	—	(45.0)	—
Net earnings (loss) from discontinued operations, net of tax	(6.4)	(5.2)	(153.5)	14.8
Net earnings (loss)	$(239.3)	$70.0	$(198.1)	$221.9

Earnings (loss) per common share:
Basic
Earnings (loss) from continuing operations	$(2.74)	$0.86	$(0.52)	$2.36
Earnings (loss) from discontinued operations	(0.08)	(0.06)	(1.77)	0.17
Net earnings (loss)	$(2.82)	$0.80	$(2.29)	$2.53

Diluted
Earnings (loss) from continuing operations	$(2.74)	$0.86	$(0.52)	$2.35
Earnings (loss) from discontinued operations	(0.08)	(0.06)	(1.77)	0.16
Net earnings (loss)	$(2.82)	$0.80	$(2.29)	$2.51

Weighted average shares used for computation of:
Basic earnings (loss) per common share	85.0	87.3	86.5	87.7
Diluted earnings (loss) per common share	85.0	87.9	86.5	88.3

Comprehensive income	$53.9	$72.5	$111.7	$225.0

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Balance Sheets (unaudited)

(in millions)	September 28, 2019	December 31, 2018	September 29, 2018
Assets
Current assets
Cash and cash equivalents, at cost, which approximates fair value	$366.2	$294.4	$302.4
Restricted cash	11.6	9.0	9.5
Short-term investments in marketable securities	0.8	0.8	0.8
Total cash and short-term investments in marketable securities	378.6	304.2	312.7
Accounts and notes receivable, less allowances of $8.4, $8.7 and $7.4	414.7	351.8	392.5
Inventories
Finished goods	532.3	490.8	441.8
Work-in-process	102.4	94.1	102.3
Raw materials	175.5	189.1	180.5
Net inventories	810.2	774.0	724.6
Prepaid expenses and other	90.1	72.9	66.4
Current assets held for sale	—	377.2	370.0
Current assets	1,693.6	1,880.1	1,866.2

Property
Land	17.8	16.5	16.5
Buildings and improvements	403.9	359.8	335.2
Equipment	1,061.7	983.0	935.4
Total land, buildings and improvements and equipment	1,483.4	1,359.3	1,287.1
Accumulated depreciation	(849.4)	(791.9)	(794.2)
Net land, buildings and improvements and equipment	634.0	567.4	492.9
Unamortized product tooling costs	129.7	127.1	123.0
Net property	763.7	694.5	615.9

Other assets
Goodwill	414.0	377.3	377.7
Other intangibles, net	591.0	585.8	594.0
Operating lease assets	82.4	—	—
Deferred income tax asset	67.4	97.8	107.1
Equity investments	27.8	32.6	26.4
Other long-term assets	14.5	13.1	11.7
Long-term assets held for sale	—	610.3	623.0
Other assets	1,197.1	1,716.9	1,739.9

Total assets	$3,654.4	$4,291.5	$4,222.0

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Balance Sheets (unaudited)

(in millions)	September 28, 2019	December 31, 2018	September 29, 2018
Liabilities and shareholders’ equity
Current liabilities
Short-term debt and current maturities of long-term debt	$48.5	$41.3	$338.8
Accounts payable	347.6	458.2	415.2
Accrued expenses	507.9	502.1	485.5
Current liabilities held for sale	—	255.0	245.1
Current liabilities	904.0	1,256.6	1,484.6

Long-term liabilities
Debt	1,083.0	1,179.5	891.0
Operating lease liabilities	69.7	—	—
Postretirement benefits	68.1	71.6	75.5
Other	111.4	101.6	116.7
Long-term liabilities held for sale	—	99.6	96.1
Long-term liabilities	1,332.2	1,452.3	1,179.3

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares; outstanding: 82,406,000, 86,757,000 and 86,740,000 shares	76.9	76.9	76.9
Additional paid-in capital	367.3	371.1	365.9
Retained earnings	1,883.5	2,135.7	2,110.5
Treasury stock, at cost: 20,132,000, 15,781,000 and 15,798,000 shares	(856.2)	(638.0)	(638.5)
Accumulated other comprehensive loss	(53.3)	(363.1)	(356.7)
Shareholders’ equity	1,418.2	1,582.6	1,558.1

Total liabilities and shareholders’ equity	$3,654.4	$4,291.5	$4,222.0

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
(in millions)	September 28, 2019	September 29, 2018
Cash flows from operating activities
Net earnings (loss)	$(198.1)	$221.9
Less: net earnings (loss) from discontinued operations, net of tax	(153.5)	14.8
Net earnings (loss) from continuing operations	(44.6)	207.1
Stock compensation expense	12.2	11.5
Depreciation and amortization	101.5	85.5
Pension expense, net of (funding)	291.6	(157.0)
Asset impairment charges	2.9	31.7
Deferred income taxes	(12.1)	33.8
Changes in certain current assets and current liabilities	(197.2)	(46.1)
Long-term extended warranty contracts and other deferred revenue	8.6	8.4
Income taxes	87.2	9.3
Other, net	4.1	5.8
Net cash provided by operating activities of continuing operations	254.2	190.0
Net cash (used for) provided by operating activities of discontinued operations	(37.9)	44.0
Net cash provided by operating activities	216.3	234.0

Cash flows from investing activities
Capital expenditures	(178.4)	(113.3)
Investments	4.7	(2.2)
Acquisition of businesses, net of cash acquired	(64.1)	(910.0)
Proceeds from the sale of property, plant and equipment	6.4	0.2
Other, net	—	(0.2)
Net cash used for investing activities of continuing operations	(231.4)	(1,025.5)
Net cash provided by (used for) investing activities of discontinued operations	481.9	(5.2)
Net cash provided by (used for) investing activities	250.5	(1,030.7)

Cash flows from financing activities
Proceeds from issuances of short-term debt	655.0	298.9
Payments of short-term debt	(655.0)	—
Net proceeds from issuances of long-term debt	223.4	497.7
Payments of long-term debt including current maturities	(318.3)	(0.7)
Common stock repurchases	(231.1)	(75.0)
Cash dividends paid	(54.1)	(49.6)
Proceeds from share-based compensation activity	0.9	1.4
Tax withholding associated with shares issued for share-based compensation	(9.8)	(12.5)
Other, net	(0.2)	(6.2)
Net cash (used for) provided by financing activities	(389.2)	654.0

Effect of exchange rate changes	(3.2)	(3.6)
Net increase (decrease) in Cash and cash equivalents and Restricted cash	74.4	(146.3)
Cash and cash equivalents and Restricted cash at beginning of period	303.4	458.2

Cash and cash equivalents and Restricted cash at end of period	377.8	311.9
Less: Restricted cash	11.6	9.5
Cash and cash equivalents at end of period	$366.2	$302.4

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

Brunswick Corporation Condensed Consolidated Statements of Shareholders' Equity (unaudited)

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2018	$76.9	$371.1	$2,135.7	$(638.0)	$(363.1)	$1,582.6
Net loss	—	—	(36.3)	—	—	(36.3)
Other comprehensive income	—	—	—	—	1.0	1.0
Dividends ($0.21 per common share)	—	—	(18.3)	—	—	(18.3)
Compensation plans and other	—	(11.2)	—	9.1	—	(2.1)
Balance at March 30, 2019	76.9	359.9	2,081.1	(628.9)	(362.1)	1,526.9
Net earnings	—	—	77.5	—	—	77.5
Other comprehensive income	—	—	—	—	15.6	15.6
Dividends ($0.21 per common share)	—	—	(18.1)	—	—	(18.1)
Compensation plans and other	—	3.1	—	2.1	—	5.2
Common stock repurchases	—	—	—	(69.8)	—	(69.8)
Balance at June 29, 2019	76.9	363.0	2,140.5	(696.6)	(346.5)	1,537.3
Net loss	—	—	(239.3)	—	—	(239.3)
Other comprehensive income	—	—	—	—	293.2	293.2
Dividends ($0.21 per common share)	—	—	(17.7)	—	—	(17.7)
Compensation plans and other	—	4.3	—	1.7	—	6.0
Common stock repurchases	—	—	—	(161.3)	—	(161.3)
Balance at September 28, 2019	$76.9	$367.3	$1,883.5	$(856.2)	$(53.3)	$1,418.2

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2017	$76.9	$374.4	$1,966.8	$(575.4)	$(359.8)	$1,482.9
Net earnings	—	—	72.9	—	—	72.9
Other comprehensive income	—	—	—	—	11.0	11.0
Dividends ($0.19 per common share)	—	—	(16.6)	—	—	(16.6)
Compensation plans and other	—	(17.0)	—	11.3	—	(5.7)
Common stock repurchases	—	—	—	(35.0)	—	(35.0)
ASU No. 2014-09 adoption	—	—	(28.7)	—	—	(28.7)
Balance at March 31, 2018	76.9	357.4	1,994.4	(599.1)	(348.8)	1,480.8
Net earnings	—	—	79.0	—	—	79.0
Other comprehensive loss	—	—	—	—	(10.4)	(10.4)
Dividends ($0.19 per common share)	—	—	(16.5)	—	—	(16.5)
Compensation plans and other	—	4.4	—	(1.3)	—	3.1
Common stock repurchases	—	—	—	(35.0)	—	(35.0)
Balance at June 30, 2018	76.9	361.8	2,056.9	(635.4)	(359.2)	1,501.0
Net earnings	—	—	70.0	—	—	70.0
Other comprehensive income	—	—	—	—	2.5	2.5
Dividends ($0.19 per common share)	—	—	(16.4)	—	—	(16.4)
Compensation plans and other	—	4.1	—	1.9	—	6.0
Common stock repurchases	—	—	—	(5.0)	—	(5.0)
Balance at September 29, 2018	$76.9	$365.9	$2,110.5	$(638.5)	$(356.7)	$1,558.1

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

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Saturday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The third quarter of fiscal year 2019 ended on September 28, 2019 and the third quarter of fiscal year 2018 ended on September 29, 2018.

On June 27, 2019, the Company completed the sale of its Fitness business. The Company determined that the sale of its Fitness business represented a strategic shift that had a major effect on the Company's operations and financial results. As a result, the Company classified the assets and liabilities of the Fitness business as held for sale on the Condensed Consolidated Balance Sheets for all prior periods. Additionally, this business, which was previously reported in the Company's Fitness segment, is being reported as discontinued operations in the Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows for all periods presented. See Note 3 – Discontinued Operations for further information.

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

Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Revenue Recognition

The following table presents the Company's revenue into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors:

	Three Months Ended
	September 28, 2019
(in millions)	Marine Engine	Boat	Total
Geographic Markets
United States	$541.9	$216.6	$758.5
Europe	89.2	20.8	110.0
Asia-Pacific	61.5	9.6	71.1
Canada	44.7	24.9	69.6
Rest-of-World	32.9	5.2	38.1
Marine eliminations	(70.7)	—	(70.7)
Total	$699.5	$277.1	$976.6

Major Product Lines
Parts & Accessories	$431.0	$—	$431.0
Propulsion	339.2	—	339.2
Aluminum Freshwater Boats	—	105.2	105.2
Recreational Fiberglass Boats	—	97.0	97.0
Saltwater Fishing Boats	—	66.9	66.9
Business Acceleration	—	8.0	8.0
Marine eliminations	(70.7)	—	(70.7)
Total	$699.5	$277.1	$976.6

Notes to Condensed Consolidated Financial Statements
(unaudited)

	Nine Months Ended
	September 28, 2019
(in millions)	Marine Engine	Boat	Total
Geographic Markets
United States	$1,676.8	$761.7	$2,438.5
Europe	334.1	92.1	426.2
Asia-Pacific	175.0	21.4	196.4
Canada	115.5	122.3	237.8
Rest-of-World	106.3	19.5	125.8
Marine eliminations	(233.9)	—	(233.9)
Total	$2,173.8	$1,017.0	$3,190.8

Major Product Lines
Parts & Accessories	$1,263.6	$—	$1,263.6
Propulsion	1,144.1	—	1,144.1
Aluminum Freshwater Boats	—	432.2	432.2
Recreational Fiberglass Boats	—	331.5	331.5
Saltwater Fishing Boats	—	239.7	239.7
Business Acceleration	—	13.6	13.6
Marine eliminations	(233.9)	—	(233.9)
Total	$2,173.8	$1,017.0	$3,190.8

	Three Months Ended
	September 29, 2018
(in millions)	Marine Engine	Boat	Total
Geographic Markets
United States	$573.8	$264.2	$838.0
Europe	87.1	22.4	109.5
Asia-Pacific	60.7	9.1	69.8
Canada	51.3	19.7	71.0
Rest-of-World	29.8	7.2	37.0
Marine eliminations	(81.2)	—	(81.2)
Total	$721.5	$322.6	$1,044.1

Major Product Lines
Parts & Accessories	$408.1	$—	$408.1
Propulsion	394.6	—	394.6
Aluminum Freshwater Boats	—	130.3	130.3
Recreational Fiberglass Boats	—	104.3	104.3
Saltwater Fishing Boats	—	86.8	86.8
Business Acceleration	—	1.2	1.2
Marine eliminations	(81.2)	—	(81.2)
Total	$721.5	$322.6	$1,044.1

Notes to Condensed Consolidated Financial Statements
(unaudited)

	Nine Months Ended
	September 29, 2018
(in millions)	Marine Engine	Boat	Total
Geographic Markets
United States	$1,644.7	$818.8	$2,463.5
Europe	298.1	107.5	405.6
Asia-Pacific	161.6	23.0	184.6
Canada	119.6	124.6	244.2
Rest-of-World	100.1	20.1	120.2
Marine eliminations	(258.3)	—	(258.3)
Total	$2,065.8	$1,094.0	$3,159.8

Major Product Lines
Parts & Accessories	$1,124.2	$—	$1,124.2
Propulsion	1,199.9	—	1,199.9
Aluminum Freshwater Boats	—	461.6	461.6
Recreational Fiberglass Boats	—	372.5	372.5
Saltwater Fishing Boats	—	256.5	256.5
Business Acceleration	—	3.4	3.4
Marine eliminations	(258.3)	—	(258.3)
Total	$2,065.8	$1,094.0	$3,159.8

As of January 1, 2019, $74.8 million of contract liabilities associated with extended warranties and customer deposits were reported in Accrued expenses and Other Long-term liabilities and $4.4 million and $17.5 million of this amount was recognized as revenue during the three and nine months ended September 28, 2019, respectively. As of September 28, 2019, total contract liabilities were $98.1 million. The total amount of the transaction price allocated to unsatisfied performance obligations as of September 28, 2019 was $90.8 million for contracts greater than one year, which primarily relates to extended warranties. The Company expects to recognize approximately $8.8 million of this amount in 2019, $23.6 million in 2020, and $58.4 million thereafter.

Note 3 – Discontinued Operations

On May 6, 2019, the Company announced that it reached an agreement to sell its Fitness business to KPS Capital Partners, LP. On June 27, 2019, the Company completed the sale. The sale resulted in net proceeds of $473.7 million and an after-tax loss of $45.0 million. In connection with the sale of its Fitness business, the Company retained assets of $26.4 million primarily related to VAT receivables, and retained liabilities of $45.1 million primarily related to VAT payables, product warranty liabilities and certain employee benefits. As of September 28, 2019, retained assets and liabilities were $26.4 million and $42.6 million, respectively.

In connection with the sale of the Fitness business, the Company entered into a Transition Services Agreement (TSA) with the purchaser to provide certain support functions for a period of up to twelve months following the sale. The TSA is not material to the Company's condensed consolidated financial statements. The Company does not have or anticipate having any significant continuing net cash flows associated with the Fitness business.

The Company determined that the sale of its Fitness business represented a strategic shift that had a major effect on the Company's operations and financial results. The Company no longer participates in the fitness industry and now solely focuses on its global marine portfolio. As a result, the Company classified the assets and liabilities of the Fitness business as held for sale on the Condensed Consolidated Balance Sheets for all prior periods. Additionally, this business, which was previously reported in the Company's Fitness segment, is being reported as discontinued operations in the Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows for all periods presented.

Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table discloses the results of operations of the business reported as discontinued operations for the three months and nine months ended September 28, 2019 and September 29, 2018, respectively:

	Three Months Ended		Nine Months Ended
(in millions)	Sep 28, 2019	Sep 29, 2018	Sep 28, 2019	Sep 29, 2018
Net sales	$—	$254.0	$448.3	$750.6
Cost of sales	—	187.4	334.6	548.6
Selling, general and administrative expense (C)	3.2	58.3	112.3	153.0

Earnings (loss) from discontinued operations before income taxes (B) (C)	$(3.2)	$(7.0)	$(149.2)	$17.5
Income tax provision (benefit)	(0.3)	(1.8)	(40.7)	2.7
Earnings (loss) from discontinued operations, net of tax (B) (C)	(2.9)	(5.2)	(108.5)	14.8
Loss on disposal of discontinued operations, net of tax (A)	(3.5)	—	(45.0)	—
Net earnings (loss) from discontinued operations, net of tax	$(6.4)	$(5.2)	$(153.5)	$14.8

(A) The Loss on disposal of discontinued operations for the three months ended September 28, 2019 includes a pre-tax loss of $4.7 million and a tax benefit of $1.2 million. The Loss on disposal of discontinued operations for the nine months ended September 28, 2019 includes a pre-tax loss of $52.4 million and a net tax benefit of $7.4 million.
(B) In the first quarter of 2019, the Company re-evaluated the fair value of the Fitness reporting unit and determined the fair value of the business was less than its carrying value. As a result, Earnings (loss) from discontinued operations, net of tax, includes a $137.2 million ($103.0 million after tax) goodwill impairment charge for the nine months ended September 29, 2019.
(C) The Company recorded $2.5 million and $8.7 million, for the three months ended September 28, 2019 and September 29, 2018, respectively, and recorded $13.4 million and $12.9 million for the nine months ended September 28, 2019 and September 29, 2018, respectively, of net costs incurred in connection with the Fitness business separation.

Notes to Condensed Consolidated Financial Statements
(unaudited)

There were no assets and liabilities held for sale related to discontinued operations as of September 28, 2019. The following table reflects the summary of assets and liabilities held for sale as of December 31, 2018 and September 29, 2018 primarily related to the Fitness business included in discontinued operations:

(in millions)	December 31, 2018	September 29, 2018
Accounts and notes receivable, net	$198.9	$185.3
Net inventory	169.7	174.2
Prepaid expenses and other	8.6	10.5
Current assets held for sale	377.2	370.0

Net property (A)	110.9	114.7
Goodwill	389.8	390.8
Other intangibles, net	60.6	76.2
Other long-term assets	49.0	41.3
Long-term assets held for sale	610.3	623.0
Assets held for sale	$987.5	$993.0

Accounts payable	$69.7	$62.0
Accrued expenses	185.3	183.1
Current liabilities held for sale	255.0	245.1

Other liabilities	99.6	96.1
Long-term liabilities held for sale	99.6	96.1
Liabilities held for sale	$354.6	$341.2

(A) As of December 31, 2018 and September 29, 2018, the Company had $8.9 million and $9.1 million, respectively, of net long-term assets classified as held for sale that were not related to the business reported as discontinued operations.

Note 4 – Restructuring, Exit and Impairment Activities

During 2019, the Company recorded restructuring charges within the Boat segment related to consolidating its commercial and government products operations in order to rationalize its product line to better align with customer demand.

In addition, the Company announced headcount reductions aimed at streamlining the cost structure of its enterprise-wide general and administrative functions. The Company estimates approximately $13 million of charges will be incurred across the organization related to this action, with the majority recognized in the first nine months of 2019.

In the second quarter of 2018, the Company ended the sale process of its Sea Ray business and, as a result of a change in the plan of sale, recorded an impairment of long-lived assets. In connection with this action, the Company recorded charges beginning in the second quarter of 2018 associated with the wind down of Sport Yacht and Yacht production, mainly relating to inventory write-downs, increased warranty liabilities and employee severance and retention bonuses. The Company also incurred transaction costs during the sale process. These costs were partially offset by the reversal of the valuation allowance for estimated transaction costs which was recorded when the assets and liabilities of Sea Ray were initially reclassified as held for sale.

In 2018, the Company also executed headcount reductions in the Boat segment aimed at improving general operating efficiencies as well as recorded charges within Corporate related to the transition of certain corporate officers.

Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company recorded restructuring, exit and impairment charges in the Condensed Consolidated Statements of Comprehensive Income as a result of the activities described above. The following table is a summary of the expense associated with the restructuring, exit and impairment activities discussed above for the three months ended September 28, 2019 and September 29, 2018:

	September 28, 2019				September 29, 2018
(in millions)	Boat	Corporate	Marine Engine	Total	Boat	Total
Restructuring and exit activities:
Employee termination and other benefits	$2.5	$0.1	$3.5	$6.1	$1.7	$1.7
Current asset write-downs	—	—	—	—	3.2	3.2
Professional fees	0.8	0.4	—	1.2	1.2	1.2
Other	0.1	—	—	0.1	—	—
Asset disposition and impairment actions:
Definite-lived and other asset impairments	—	—	—	—	3.3	3.3
Total restructuring, exit and impairment charges	$3.4	$0.5	$3.5	$7.4	$9.4	$9.4

Total cash payments for restructuring, exit and impairment charges (A)	$2.9	$1.4	$1.7	$6.0	$7.4	$7.6
Accrued charges at end of the period (B)	$9.4	$3.2	$2.4	$15.0	$11.5	$12.2

(A) Cash payments for the three months ended September 28, 2019 and September 29, 2018 may include payments related to prior period charges. Total cash payments for the three months ended September 29, 2018 also include $0.2 million of payments for Corporate restructuring, exit and impairment charges.
(B) Restructuring, exit and impairment charges accrued as of September 28, 2019 are expected to be paid during 2019 and 2020. Restructuring, exit and impairment charges accrued as of September 29, 2018 also include $0.7 million of Corporate charges.

The following table is a summary of the expense associated with the restructuring, exit and impairment activities discussed above for the nine months ended September 28, 2019 and September 29, 2018:

	September 28, 2019				September 29, 2018
(in millions)	Boat	Corporate	Marine Engine	Total	Boat	Corporate	Total
Restructuring and exit activities:
Employee termination and other benefits	$3.1	$2.4	$4.1	$9.6	$8.4	$0.7	$9.1
Current asset write-downs	0.4	—	—	0.4	18.7	—	18.7
Professional fees	1.1	1.5	—	2.6	4.7	—	4.7
Other	0.5	—	—	0.5	6.0	—	6.0
Asset disposition and impairment actions:
Definite-lived and other asset impairments	2.9	—	—	2.9	12.7	—	12.7
Valuation allowance reversal	—	—	—	—	(5.0)	—	(5.0)
Total restructuring, exit and impairment charges	$8.0	$3.9	$4.1	$16.0	$45.5	$0.7	$46.2

Total cash payments for restructuring, exit and impairment charges (A)	$10.6	$1.7	$1.7	$14.0	$8.6	$0.5	$9.1
Accrued charges at end of the period (B)	$9.4	$3.2	$2.4	$15.0	$11.5	$0.7	$12.2

(A) Cash payments for the nine months ended September 28, 2019 and September 29, 2018 may include payments related to prior period charges.
(B) Restructuring, exit and impairment charges accrued as of September 28, 2019 are expected to be paid during 2019 and 2020.

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

The net cash consideration the Company paid to acquire Freedom Boat Club was $64.1 million. The preliminary opening balance sheet included $29.2 million of identifiable intangible assets, including customer relationships, franchise agreements and trade names for $11.1 million, $4.9 million and $13.2 million, respectively, along with $26.3 million of goodwill, most of which is deductible for tax purposes. The amount assigned to Freedom Boat Club's customer relationships and franchise agreements will be amortized over their estimated useful lives of approximately 10 years and 15 years, respectively. These amounts recorded are preliminary and are subject to change within the measurement period as the Company finalizes its fair value estimates.

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

The following table is a summary of the assets acquired, liabilities assumed and net cash consideration paid for the Power Products acquisition during 2018:

(in millions)	Fair Value	Useful Life
Accounts and notes receivable	$38.3
Inventory	64.3
Goodwill (A) (B) (C)	355.5
Trade names	111.0	Indefinite
Customer relationships	430.0	15 years
Property and equipment	10.6
Other assets	5.6
Total assets acquired	1,015.3

Accounts payable (B)	27.3
Accrued expenses (B) (C)	22.0
Deferred tax liabilities (C)	56.4
Total liabilities assumed	105.7

Net cash consideration paid	$909.6

(A) The goodwill recorded for the acquisition of Power Products is partially deductible for tax purposes.
(B) Includes $4.4 million and $3.0 million of purchase accounting adjustments in the first and second quarters of 2019, respectively, primarily related to contingency reserves.
(C) Includes $3.9 million of purchase accounting adjustments in the third quarter of 2019 primarily related to deferred taxes.

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

	Three Months Ended		Nine Months Ended
(in millions)	Sep 28, 2019	Sep 29, 2018	Sep 28, 2019	Sep 29, 2018
Pro forma Net sales	$976.6	$1,069.6	$3,190.8	$3,310.0
Pro forma Operating earnings	119.7	108.8	396.5	292.5
Pro forma Net earnings from continuing operations	(232.8)	74.7	(43.1)	192.6

The pro forma results reflect an effective income tax rate of 22.7 percent and 9.5 percent for the three months ended September 28, 2019 and September 29, 2018, respectively, and 21.8 percent and 17.4 percent for the nine months ended September 28, 2019 and September 29, 2018, respectively.

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

Foreign Currency Derivatives. Forward exchange contracts outstanding at September 28, 2019, December 31, 2018 and September 29, 2018 had notional contract values of $309.8 million, $308.9 million and $249.4 million, respectively. Option contracts outstanding at September 28, 2019, December 31, 2018 and September 29, 2018 had notional contract values of $17.8 million, $27.2 million and $27.2 million, respectively. The forward contracts outstanding at September 28, 2019 mature through 2021 and mainly relate to the Euro, Australian dollar, Japanese yen and Canadian dollar. As of September 28, 2019, the Company estimates that during the next 12 months, it will reclassify approximately $8.8 million of net gains (based on current rates) from Accumulated other comprehensive loss to Cost of sales.

Interest Rate Derivatives. The Company enters into fixed-to-floating interest rate swaps to convert a portion of its long-term debt from fixed to floating rate debt. In the third quarter of 2019, the Company retired its Senior notes due 2021 and settled the associated interest rate swaps. As of September 28, 2019, the remaining outstanding swaps had a notional contract value of $50.0 million corresponding to the Company's 7.375 percent Debentures due 2023. As of December 31, 2018 and September 29, 2018, the outstanding swaps had a total notional contract value of $200.0 million, of which $150.0 million corresponded to the Company's 4.625 percent Senior notes due 2021 and $50.0 million corresponded to the Company's 7.375 percent Debentures due 2023. These instruments have been designated as fair value hedges, with the fair value recorded in long-term debt.

As of September 28, 2019, December 31, 2018 and September 29, 2018, the Company had $2.1 million, $2.5 million and $2.7 million, respectively, of net deferred losses associated with all settled forward-starting interest rate swaps, which were designated as cash flow hedges with gains and losses included in Accumulated other comprehensive loss. As of September 28, 2019, the Company estimates that during the next 12 months, it will reclassify approximately $0.6 million of net losses resulting from settled forward-starting interest rate swaps from Accumulated other comprehensive loss to Interest expense.

Notes to Condensed Consolidated Financial Statements
(unaudited)

As of September 28, 2019, December 31, 2018 and September 29, 2018, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets				Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value			Balance Sheet Location	Fair Value
		Sep 28, 2019	Dec 31, 2018	Sep 29, 2018		Sep 28, 2019	Dec 31, 2018	Sep 29, 2018
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid expenses and other	$9.0	$6.8	$3.8	Accrued expenses	$1.3	$0.3	$0.4

Derivatives Designated as Fair Value Hedges
Interest rate contracts	Prepaid expenses and other	$0.0	$0.0	$0.0	Accrued expenses	$—	$0.1	$0.1
Interest rate contracts	Other long-term assets	2.2	—	—	Other long-term liabilities	—	1.8	4.0
Total		$2.2	$0.0	$0.0		$—	$1.9	$4.1

Other Hedging Activity
Foreign exchange contracts	Prepaid expenses and other	$0.5	$0.8	$0.8	Accrued expenses	$0.5	$0.0	$0.4

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended September 28, 2019 and September 29, 2018 was:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss				Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings
	Three Months Ended		Nine Months Ended			Three Months Ended		Nine Months Ended
	Sep 28, 2019	Sep 29, 2018	Sep 28, 2019	Sep 29, 2018		Sep 28, 2019	Sep 29, 2018	Sep 28, 2019	Sep 29, 2018
Interest rate contracts	$—	$—	$—	$—	Interest expense	$(0.1)	$(0.2)	$(0.4)	$(0.7)
Foreign exchange contracts	7.8	1.5	8.8	6.8	Cost of sales	2.6	0.9	8.0	(2.5)
Total	$7.8	$1.5	$8.8	$6.8		$2.5	$0.7	$7.6	$(3.2)

Derivatives Designated as Fair Value Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
		Three Months Ended		Nine Months Ended
		Sep 28, 2019	Sep 29, 2018	Sep 28, 2019	Sep 29, 2018
Interest rate contracts	Interest expense	$0.3	$0.1	$0.1	$0.1

Notes to Condensed Consolidated Financial Statements
(unaudited)

Other Hedging Activity	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
		Three Months Ended		Nine Months Ended
		Sep 28, 2019	Sep 29, 2018	Sep 28, 2019	Sep 29, 2018
Foreign exchange contracts	Cost of sales	$3.2	$(0.1)	$3.9	$5.6
Foreign exchange contracts	Other expense, net	(1.3)	0.1	(0.7)	0.8
Total		$1.9	$—	$3.2	$6.4

Fair Value of Other Financial Instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents and accounts and notes receivable approximate their fair values because of the short maturity of these instruments. At September 28, 2019, December 31, 2018 and September 29, 2018, the fair value of the Company’s long-term debt was approximately $1,233.9 million, $1,292.9 million and $1,279.8 million, respectively, and was determined using Level 1 and Level 2 inputs described in Note 8 to the Notes to Consolidated Financial Statements in the 2018 Form 10-K. The carrying value of long-term debt, including short-term debt and current maturities of long-term debt, was $1,151.8 million, $1,226.4 million and $1,238.3 million as of September 28, 2019, December 31, 2018 and September 29, 2018, respectively.

Note 7 – Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 28, 2019:

(in millions)	Level 1	Level 2	Total
Assets:
Cash equivalents	$0.2	$—	$0.2
Short-term investments in marketable securities	0.8	—	0.8
Restricted cash	11.6	—	11.6
Derivatives	—	11.7	11.7
Total assets	$12.6	$11.7	$24.3

Liabilities:
Derivatives	$—	$1.8	$1.8
Deferred compensation	1.1	20.6	21.7
Total liabilities at fair value	$1.1	$22.4	$23.5
Liabilities measured at net asset value			10.3
Total liabilities			$33.8

Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018:

(in millions)	Level 1	Level 2	Total
Assets:
Short-term investments in marketable securities	$0.8	$—	$0.8
Restricted cash	9.0	—	9.0
Derivatives	—	7.6	7.6
Total assets	$9.8	$7.6	$17.4

Liabilities:
Derivatives	$—	$2.2	$2.2
Deferred compensation	3.5	20.7	24.2
Total liabilities at fair value	$3.5	$22.9	$26.4
Liabilities measured at net asset value			10.2
Total liabilities			$36.6

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 29, 2018:

(in millions)	Level 1	Level 2	Total
Assets:
Short-term investments in marketable securities	$0.8	$—	$0.8
Restricted cash	9.5	—	9.5
Derivatives	—	4.6	4.6
Total assets	$10.3	$4.6	$14.9

Liabilities:
Derivatives	$—	$4.9	$4.9
Deferred compensation	4.2	27.7	31.9
Total liabilities at fair value	$4.2	$32.6	$36.8
Liabilities measured at net asset value			11.0
Total liabilities			$47.8

In addition to the items shown in the tables above, refer to Note 18 in the Notes to Consolidated Financial Statements in the 2018 Form 10-K for further discussion regarding the fair value measurements associated with the Company’s postretirement benefit plans.

Note 8 – Share-Based Compensation

Under the Brunswick Corporation 2014 Stock Incentive Plan, the Company may grant stock appreciation rights (SARs), non-vested stock awards and performance awards to executives, other employees and non-employee directors from treasury shares and from authorized, but unissued, shares of common stock initially available for grant, in addition to: (i) the forfeiture of past awards; (ii) shares not issued upon the net settlement of SARs; or (iii) shares delivered to or withheld by the Company to pay the withholding taxes related to awards. As of September 28, 2019, 5.1 million shares remained available for grant.

Share grant amounts, fair values, and fair value assumptions reflect all outstanding awards for both continuing and discontinued operations.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Non-Vested Stock Awards

The Company grants both stock-settled and cash-settled non-vested stock units and awards to key employees as determined by management and the Human Resources and Compensation Committee of the Board of Directors. The Company granted nominal stock awards during the three months ended September 28, 2019 and September 29, 2018. The Company granted 0.4 million and 0.3 million of stock awards during the nine months ended September 28, 2019 and September 29, 2018, respectively. The Company recognizes the cost of non-vested stock units and awards on a straight-line basis over the requisite vesting period. Additionally, cash-settled non-vested stock units and awards are recorded as a liability on the balance sheet and adjusted to fair value each reporting period through stock compensation expense. During the three months and nine months ended September 28, 2019, the Company charged $3.5 million and $7.2 million, respectively, and charged $3.3 million and $8.4 million during the three months and nine months ended September 29, 2018, respectively, to compensation expense for non-vested stock awards.

As of September 28, 2019, there was $12.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. The Company expects this cost to be recognized over a weighted average period of 1.4 years.

Performance Awards

In both February of 2019 and 2018, the Company granted 0.1 million and 0.2 million performance shares to certain senior executives, respectively. Performance share awards are based on three performance measures: a cash flow return on investment (CFROI) measure, an operating margin (OM) measure and a total shareholder return (TSR) modifier. Performance shares are earned based on a three-year performance period commencing at the beginning of the calendar year of each grant. The performance shares earned are then subject to a TSR modifier based on the Company's stock returns measured against stock returns of a predefined comparator group over a three-year performance period. Additionally, in February 2019 and 2018, the Company granted 24,605 and 24,490 performance shares, respectively, to certain officers and certain senior managers based on the respective measures and performance periods described above but excluding the TSR modifier. During the three and nine months ended September 28, 2019, the Company charged $1.7 million and $5.0 million, respectively, and charged $1.9 million and $3.0 million, for the three months and nine months ended September 29, 2018, respectively, to compensation expense based on projections of probable attainment of the performance measures and the projected TSR modifier used to determine the performance awards.

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

As of September 28, 2019, the Company had $4.1 million of total unrecognized compensation cost related to performance awards. The Company expects this cost to be recognized over a weighted average period of 1.0 years.

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

There were no other material changes during the three and nine months ended September 28, 2019 to the financial commitments or the legal and environmental contingencies that were discussed in Note 14 in the Notes to Consolidated Financial Statements in the 2018 Form 10-K.

Product Warranties

The following activity related to product warranty liabilities was recorded in Accrued expenses during the nine months ended September 28, 2019 and September 29, 2018:

(in millions)	September 28, 2019	September 29, 2018
Balance at beginning of period	$116.8	$101.7
Payments made	(53.8)	(46.8)
Provisions/additions for contracts issued/sold	44.7	46.9
Aggregate changes for preexisting warranties	2.3	8.0
Foreign currency translation	(0.4)	(0.7)
Acquisitions	—	2.6
Warranty liability retained from discontinued operations (A)	7.1	—
Other	(0.1)	0.4
Balance at end of period	$116.6	$112.1

(A) The Company retained a $7.1 million warranty liability from the sale of its Fitness business. The warranty liability pertains to product field campaigns for certain Cybex products designed prior to the Cybex acquisition.

Extended Warranties

The following activity related to deferred revenue for extended product warranty contracts was recorded in Accrued expenses and Other long-term liabilities during the nine months ended September 28, 2019 and September 29, 2018:

(in millions)	September 28, 2019	September 29, 2018
Balance at beginning of period	$66.4	$56.9
Extended warranty contracts sold	20.4	19.2
Revenue recognized on existing extended warranty contracts	(11.1)	(9.2)
Foreign currency translation	0.1	(0.2)
Other	(0.3)	(0.1)
Balance at end of period	$75.5	$66.6

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 10 – Goodwill and Other Intangibles

Changes in the Company's goodwill during the nine months ended September 28, 2019, by segment, are summarized below:

(in millions)	December 31, 2018	Acquisitions	Impairments	Adjustments	September 28, 2019
Marine Engine	$375.1	$—	$—	$10.4	$385.5
Boat	2.2	26.0	—	0.3	28.5
Total	$377.3	$26.0	$—	$10.7	$414.0

Changes in the Company's goodwill during the nine months ended September 29, 2018, by segment, are summarized below:

(in millions)	December 31, 2017	Acquisitions	Impairments	Adjustments	September 29, 2018
Marine Engine	$31.7	$344.2	$—	$(0.4)	$375.5
Boat	2.2	—	—	—	2.2
Total	$33.9	$344.2	$—	$(0.4)	$377.7

Adjustments for the nine months ended September 28, 2019 mainly relate to refining purchase accounting related to the Power Products and Freedom Boat Club acquisitions. See Note 5 – Acquisitions for further details on the Company's acquisitions. Adjustments in both periods include the effect of foreign currency translation on goodwill denominated in currencies other than the U.S. dollar.

There was no accumulated impairment loss on Goodwill as of September 28, 2019, December 31, 2018 and September 29, 2018.

The Company's intangible assets, included within Other intangibles, net on the Condensed Consolidated Balance Sheets as of September 28, 2019, December 31, 2018 and September 29, 2018, are summarized by intangible asset type below:

	September 28, 2019		December 31, 2018		September 29, 2018
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Customer relationships	$686.5	$(266.5)	$675.7	$(243.3)	$676.1	$(235.8)
Trade names	165.6	—	152.5	—	152.7	—
Other	18.3	(12.9)	13.5	(12.6)	13.5	(12.5)
Total	$870.4	$(279.4)	$841.7	$(255.9)	$842.3	$(248.3)

The Company's intangible assets, included within Other intangibles, net on the Condensed Consolidated Balance Sheets as of September 28, 2019, December 31, 2018 and September 29, 2018, are summarized by segment below:

	September 28, 2019		December 31, 2018		September 29, 2018
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Marine Engine	$617.9	$(74.6)	$618.3	$(52.0)	$618.9	$(44.6)
Boat	252.5	(204.8)	223.4	(203.9)	223.4	(203.7)
Total	$870.4	$(279.4)	$841.7	$(255.9)	$842.3	$(248.3)

Other intangible assets primarily consist of patents and franchise agreements. Gross amounts and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation. Aggregate amortization expense for intangibles was $8.0 million and $23.7 million for the three months and nine months ended September 28, 2019, respectively. Aggregate amortization expense for intangibles was $5.5 million and $6.9 million for the three months and nine months ended September 29, 2018, respectively.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 11 – Segment Data

Reportable Segments

The following table sets forth net sales and operating earnings (loss) of each of the Company's reportable segments for the three months and nine months ended September 28, 2019 and September 29, 2018:

	Net Sales				Operating Earnings (Loss)
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
(in millions)	Sep 28, 2019	Sep 29, 2018	Sep 28, 2019	Sep 29, 2018	Sep 28, 2019	Sep 29, 2018	Sep 28, 2019	Sep 29, 2018
Marine Engine	$770.2	$802.7	$2,407.7	$2,324.1	$135.8	$128.1	$413.3	$372.9
Boat	277.1	322.6	1,017.0	1,094.0	3.7	(5.0)	46.5	(22.8)
Marine eliminations	(70.7)	(81.2)	(233.9)	(258.3)	—	—	—	—
Total Marine	976.6	1,044.1	3,190.8	3,159.8	139.5	123.1	459.8	350.1
Corporate/Other	—	—	—	—	(19.8)	(24.9)	(63.3)	(64.3)
Total	$976.6	$1,044.1	$3,190.8	$3,159.8	$119.7	$98.2	$396.5	$285.8

The following table sets forth total assets of each of the Company's reportable segments:

	Total Assets
(in millions)	September 28, 2019	December 31, 2018	September 29, 2018
Marine Engine	$2,557.2	$2,380.9	$2,304.2
Boat (A)	474.9	423.2	420.6
Total Marine	3,032.1	2,804.1	2,724.8
Corporate/Other	622.3	508.8	513.3
Total (B)	$3,654.4	$3,312.9	$3,238.1

(A) As of September 28, 2019, December 31, 2018 and September 29, 2018, the Company had $3.0 million, $8.9 million and $9.1 million, respectively, of assets classified as held for sale which were not related to discontinued operations. These assets were recorded within Net Property as of  September 28, 2019 and recorded within Long term assets held for sale as of December 31, 2018 and September 29, 2018.
(B) As of December 31, 2018 and September 29, 2018, the Company had $978.6 million and $983.9 million, respectively, of assets classified as held for sale in the Condensed Consolidated Balance Sheets relating to discontinued operations. See Note 3 – Discontinued Operations for further details.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 12 – Comprehensive Income

Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets includes foreign currency cumulative translation adjustments; prior service costs and credits and net actuarial gains and losses for defined benefit plans; and unrealized derivative gains and losses, all net of tax. Changes in the components of Accumulated other comprehensive loss, all net of tax, for the three months and nine months ended September 28, 2019 and September 29, 2018 were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	Sep 28, 2019	Sep 29, 2018	Sep 28, 2019	Sep 29, 2018
Net earnings (loss)	$(239.3)	$70.0	$(198.1)	$221.9
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	(13.4)	0.0	1.8	(9.7)
Net change in unamortized prior service credits	3.5	(0.2)	3.2	(0.4)
Net change in unamortized actuarial losses	299.2	2.0	303.9	6.2
Net change in unrealized derivative losses	3.9	0.7	0.9	7.0
Total other comprehensive income (loss)	293.2	2.5	309.8	3.1
Comprehensive income	$53.9	$72.5	$111.7	$225.0

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the three months ended September 28, 2019:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Net derivative losses	Total
Beginning balance	$(33.7)	$(6.4)	$(301.5)	$(4.9)	$(346.5)
Other comprehensive income (loss) before reclassifications (A)	(13.4)	—	(8.0)	5.7	(15.7)
Amounts reclassified from Accumulated other comprehensive loss (B)	—	3.5	307.2	(1.8)	308.9
Net other comprehensive income (loss)	(13.4)	3.5	299.2	3.9	293.2
Ending balance	$(47.1)	$(2.9)	$(2.3)	$(1.0)	$(53.3)

(A) The tax effects for the three months ended September 28, 2019 were $1.7 million for foreign currency translation, $2.7 million for net actuarial losses arising during the period and $(2.1) million for derivatives.
(B) See the table below for the tax effects for the three months ended September 28, 2019.

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the nine months ended September 28, 2019:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Net derivative losses	Total
Beginning balance	$(48.9)	$(6.1)	$(306.2)	$(1.9)	$(363.1)
Other comprehensive income (loss) before reclassifications (A)	(12.0)	—	(7.1)	6.3	(12.8)
Amounts reclassified from Accumulated other comprehensive loss (B)	13.8	3.2	311.0	(5.4)	322.6
Net other comprehensive income (loss)	1.8	3.2	303.9	0.9	309.8
Ending balance	$(47.1)	$(2.9)	$(2.3)	$(1.0)	$(53.3)

(A) The tax effects for the nine months ended September 28, 2019 were $0.9 million for foreign currency translation, $2.6 million for net actuarial losses arising during the period and $(2.5) million for derivatives.
(B) See the table below for the tax effects for the nine months ended September 28, 2019.

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

Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents reclassification adjustments out of Accumulated other comprehensive loss during the three months and nine months ended September 28, 2019 and September 29, 2018:

	Three Months Ended		Nine Months Ended
Details about Accumulated other comprehensive income (loss) components (in millions)	Sep 28, 2019	Sep 29, 2018	Sep 28, 2019	Sep 29, 2018	Affected line item in the statement where net income is presented
Amount of loss reclassified into earnings on foreign currency:
Foreign currency cumulative translation adjustment	$—	$—	$(13.9)	$—	Net earnings (loss) from discontinued operations, net of tax
	—	—	(13.9)	—	Net earnings (loss) from discontinued operations, net of tax
	—	—	0.1	—	Net earnings (loss) from discontinued operations, net of tax
	$—	$—	$(13.8)	$—	Net earnings (loss) from discontinued operations, net of tax

Amortization of defined benefit items:
Prior service credits	$0.1	$0.2	$0.5	$0.5	Other income (expense), net
Net actuarial losses	(0.6)	(2.6)	(5.7)	(7.7)	Other income (expense), net
Net actuarial losses	(294.1)	—	(294.1)	—	Pension settlement charge (A)
	(294.6)	(2.4)	(299.3)	(7.2)	Earnings (loss) before income taxes
	(16.1)	0.8	(14.9)	2.0	Income tax provision (A)
	$(310.7)	$(1.6)	$(314.2)	$(5.2)	Net earnings (loss) from continuing operations (A)

Amount of gain (loss) reclassified into earnings on derivative contracts:
Interest rate contracts	$(0.1)	$(0.2)	$(0.4)	$(0.7)	Interest expense
Foreign exchange contracts	2.6	0.7	8.0	(3.8)	Cost of sales
	2.5	0.5	7.6	(4.5)	Earnings (loss) before income taxes
	(0.7)	(0.3)	(2.2)	1.1	Income tax provision
	$1.8	$0.2	$5.4	$(3.4)	Net earnings (loss) from continuing operations

(A) In the third quarter of 2019, the Company fully exited its qualified defined benefit pension plans and as a result, recorded a pre-tax settlement charge of $294.1 million. The income tax impact of the settlement action was a net provision of $17.2 million, consisting of an income tax benefit of $74.2 million associated with the pension settlement charge netted against an income tax charge of $91.4 million resulting from the release of disproportionate tax effects in Accumulated Other Comprehensive Income.

Refer to Note 14 – Postretirement Benefits and Note 13 – Income Taxes in the Notes to Condensed Consolidated Financial Statements for further information on the pension settlement and related income tax consequences, respectively.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 13 – Income Taxes

The Company recognized an income tax provision for the three months and nine months ended September 28, 2019 of $43.3 million and $93.8 million, respectively. The income tax provision for both periods included a $17.2 million net provision related to the settlement of the Company's qualified defined benefit plans in the third quarter of 2019. The tax impact of this action consisted of a tax benefit of $74.2 million from the pension settlement charge, which was netted against a tax charge of $91.4 million resulting from the release of disproportionate tax effects in Accumulated Other Comprehensive Income. The Company recognized an income tax provision for the three months and nine months ended September 29, 2018 of $6.7 million and $48.4 million, respectively, which included net tax benefits of $10.7 million and $5.1 million, respectively. The net tax benefits of $10.7 million and $5.1 million were primarily associated with updates related to 2017 tax reform. The effective tax rate, which is calculated as the income tax provision as a percentage of earnings before income taxes, for the three months and nine months ended September 28, 2019 was not meaningful as a result of the tax impacts resulting from the pension settlement discussed above. The effective tax rate for the three months and nine months ended September 29, 2018 was 8.2 percent and 18.9 percent, respectively.

No deferred income taxes have been provided as of September 28, 2019, December 31, 2018 or September 29, 2018 on the applicable undistributed earnings of the non-U.S. subsidiaries where the indefinite reinvestment assertion has been applied. If at some future date these earnings cease to be indefinitely reinvested and are repatriated, the Company may be subject to additional U.S. income taxes and foreign withholding taxes on such amounts. The Company continues to provide deferred taxes, as required, on the undistributed net earnings of foreign subsidiaries and unconsolidated affiliates that are not deemed to be indefinitely reinvested in operations outside the United States.

As of September 28, 2019, December 31, 2018 and September 29, 2018, the Company had $3.5 million, $2.3 million and $2.6 million of gross unrecognized tax benefits, including interest, respectively. The Company believes it is reasonably possible that the total amount of gross unrecognized tax benefits as of September 28, 2019 could decrease by approximately $0.6 million in the next 12 months due to settlements with taxing authorities or lapses in the applicable statute of limitations. Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be significant changes in the amount of unrecognized tax benefits in 2019, but the amount cannot be estimated at this time.

The Company is regularly audited by federal, state and foreign tax authorities. The Internal Revenue Service (IRS) has completed its field examination and has issued its Revenue Agents Report through the 2014 tax year and all open issues have been resolved. The Company is currently open to tax examinations by the IRS for the 2016 through 2017 tax years. Primarily as a result of filing amended returns, which were generated by the closing of federal income tax audits, the Company is still open to state and local tax audits in major tax jurisdictions dating back to the 2014 taxable year. The Company is no longer subject to income tax examinations by any major foreign tax jurisdiction for years prior to 2013.

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

Pension Settlement. During 2019, total settlement payments of $672.9 million were made from the Brunswick Pension Plan for Salaried Employees (Salaried Plan) and the Brunswick Pension Plan for Hourly Bargaining Unit Employees (Bargaining Plan), consisting of lump-sum pension distributions of $77.1 million and the purchase of group annuity contracts totaling $595.8 million to cover future benefit payments. The annuity contracts unconditionally and irrevocably guarantee the full payment of all future annuity payments to the affected participants. The insurance company assumed all risk associated with the assets and obligations that were transferred. The Company recognized a pretax settlement loss of $294.1 million in the third quarter related to these actions.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Pension and other postretirement benefit costs included the following components for the three months and nine months ended September 28, 2019 and September 29, 2018:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
(in millions)	Sep 28, 2019	Sep 29, 2018	Sep 28, 2019	Sep 29, 2018	Sep 28, 2019	Sep 29, 2018	Sep 28, 2019	Sep 29, 2018
Interest cost	$0.7	$5.8	$5.9	$17.2	$0.3	$0.3	$0.9	$0.8
Expected return on plan assets	(0.6)	(6.4)	(7.4)	(19.1)	—	—	—	—
Amortization of prior service credits	—	—	—	—	(0.1)	(0.2)	(0.5)	(0.5)
Amortization of net actuarial losses	0.6	2.6	5.7	7.7	—	—	—	—
Settlement loss	294.1	—	294.1	—	—	—	—	—
Net pension and other benefit costs	$294.8	$2.0	$298.3	$5.8	$0.2	$0.1	$0.4	$0.3

Employer Contributions and Benefit Payments. During the the nine months ended September 28, 2019 and September 29, 2018, the company contributed $3.5 million and $160.0 million, respectively to its qualified pension plans. Company contributions are subject to change based on funding regulations and Company discretion. During the nine months ended September 28, 2019 and September 29, 2018, the Company contributed $3.3 million and $2.7 million, respectively, to fund benefit payments to its nonqualified pension plan.

Note 15 – Debt

In July 2019, the Company called $150.0 million of its 4.625% senior notes due 2021. The bonds were retired in August 2019 at par plus accrued interest, in accordance with the call provisions of the notes, and the associated interest rate swaps have been terminated. Refer to Note 6 – Financial Instruments for further information on the terminated interest rate swaps.

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

Scheduled maturities, net:

(in millions)
Remainder of 2019	$21.0
2020	41.6
2021	42.1
2022	37.5
2023	305.5
Thereafter	683.8
Total debt	$1,131.5

The Company maintains an Amended and Restated Credit Agreement (Credit Facility) providing for $400.0 million of borrowing capacity in effect through September 2023. The Credit Facility includes provisions to add up to $100.0 million of additional borrowing capacity and extend the facility for two additional one-year terms, subject to lender approval. During the first nine months of 2019, borrowings under the Credit Facility totaled $655.0 million, all of which were repaid during the period. No borrowings were outstanding as of September 28, 2019, and available borrowing capacity totaled $387.9 million, net of $12.1 million of letters of credit outstanding under the Credit Facility. The maximum amount utilized under the Credit Facility

Notes to Condensed Consolidated Financial Statements
(unaudited)

during the nine months ended September 28, 2019, including letters of credit outstanding, was $258.6 million. See Note 17 in the Notes to Consolidated Financial Statements in the 2018 Form 10-K for details regarding the Company's Credit Facility.

As of September 28, 2019, the Company was in compliance with the financial covenants associated with the Company's debt.

Note 16 – Leases

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

A summary of the Company's lease assets and lease liabilities as of September 28, 2019 is as follows:

(in millions)	Classification	Sep 28, 2019
Lease Assets
Operating lease assets	Operating lease assets	$82.4

Lease Liabilities
Current operating lease liabilities	Accrued expenses	17.9
Non-current operating lease liabilities	Operating lease liabilities	69.7
Total lease liabilities		$87.6

A summary of the Company's total lease cost for the three months and nine months ended September 28, 2019 is as follows:

(in millions)	Classification	Three Months Ended	Nine Months Ended
Operating lease cost	Selling, general, and administrative expense	$3.5	$10.2
	Cost of sales	9.2	19.0
Variable lease cost	Selling, general, and administrative expense	0.1	0.4
	Cost of sales	1.2	3.2
Total lease cost (A)		$14.0	$32.8

(A) Includes total short-term lease cost which is immaterial.

The Company's maturity analysis of its operating lease liabilities as of September 28, 2019 is as follows:

(in millions)
2019	$5.9
2020	21.3
2021	18.5
2022	16.8
2023	14.3
Thereafter	23.8
Total lease payments	100.6
Less: Interest	(13.0)
Present value of lease liabilities	$87.6

Notes to Condensed Consolidated Financial Statements
(unaudited)

The total weighted-average discount rate and remaining lease term for the Company's operating leases was 4.98 percent and 5.6 years, respectively, as of September 28, 2019. Total operating lease payments reflected in operating cash flows were $5.8 million and $16.7 million for the three months and nine months ended September 28, 2019, respectively.

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

Overview and Outlook

Overview

Net sales decreased 6 percent during the third quarter of 2019 when compared with the third quarter of 2018. The Marine Engine segment reported sales reductions in the quarter as the addition of Power Products and continued gains in higher horsepower outboard engine categories were partially mitigated by the impacts of planned reductions in outboard engines 150 horsepower and below resulting from the challenging retail market environment in the first half of the year, as well as lower sales of sterndrive engines. Boat segment net sales decreased primarily due to planned reductions in wholesale unit shipments of value pontoons and aluminum fish products in response to the challenging retail market environment in the first half of the year. Saltwater fishing sales were affected by challenging comparisons between years at Boston Whaler due to leaning pipelines in advance of upcoming major product launches. International net sales for the Company increased 1 percent in the third quarter of 2019 on a GAAP basis as well as on a constant currency basis excluding the impact of acquisitions. International sales were primarily driven by increases in Asia-Pacific and Europe.

Net sales for the first nine months of 2019 increased 1 percent compared with the same prior year period and increased 2 percent excluding the impact of Sport Yacht and Yacht operations. Sales growth for the Marine Engine segment was led by the Power Products acquisition and robust demand for higher horsepower outboard engine products, partially offset by the negative factors described for the quarterly period above. Boat segment net sales were down for the same factors described for the quarterly period above, partially offset by gains in premium offerings, including Sea Ray Sport Boats and Cruisers and Lund. International net sales for the Company increased 4 percent in the first nine months of 2019 on a GAAP basis as well as on a constant currency basis and excluding the impact of acquisitions. International sales increases were driven by increases in Europe, Asia-Pacific and Rest-of-World, partially offset by slight decreases in Canada.

Operating earnings in the third quarter of 2019 were $119.7 million and included $8.1 million of restructuring, exit, impairment and other charges, $7.5 million of purchase accounting amortization and $0.5 million of acquisition-related costs. Excluding these items, operating earnings for the third quarter of 2019 were $135.8 million leading to an operating margin of 13.9 percent. In the third quarter of 2018, the Company reported operating earnings of $98.2 million including restructuring, exit and impairment charges of $9.4 million, losses of $11.9 million related to Sport Yacht and Yacht operations, $10.5 million of acquisition-related costs and $9.4 million of purchase accounting amortization. Excluding these items, operating earnings in the third quarter of 2018 were $139.4 million with an operating margin of 13.5 percent. The increase in operating earnings was mostly the result of the items discussed above.

Operating earnings in the first nine months of 2019 were $396.5 million and included $17.2 million of restructuring, exit, impairment and other charges, $22.0 million of purchase accounting amortization, $2.9 million of charges related to Sport Yacht and Yacht operations and $1.8 million of acquisition-related costs. Excluding these items, operating earnings for the first nine months of 2019 were $440.4 million with an operating margin of 13.8 percent. In the first nine months of 2018, the Company reported operating earnings of $285.8 million including restructuring, exit and impairment charges of $46.2 million, losses of $47.4 million related to Sport Yacht and Yacht operations, $13.0 million of acquisition-related costs and $9.4 million of purchase accounting amortization. Excluding these items, operating earnings in the first nine months of 2018 were $401.8 million with an operating margin of 12.9 percent. The increase in operating earnings was mostly the result of the net impact of the items discussed above.

Outlook

The Company is projecting 2019 to be another year of revenue and earnings growth with strong free cash flow generation of approximately $260 million. The Company is targeting slight improvement in net sales growth, including an approximate 4 percent benefit from the Power Products acquisition completed in 2018.

The Company expects net sales to benefit from the ongoing customer migration to higher horsepower engines and boats with increased technology and content, market share gains stemming from continued strong demand and acceptance of new outboard products and stable performance by the parts and accessories business. Mostly offsetting these positive factors are headwinds from reductions of wholesale unit shipments, particularly to align value-oriented boat product pipelines with first half reductions in retail demand, as well as second half reductions in shipments and pipeline inventories for certain Boston Whaler product lines in advance of new product launches. The Company anticipates the Marine Engine segment will increase net sales in the low single digit percentage range while Boat segment net sales are expected to decrease in the mid single digit percent range.

The Company anticipates solid improvements in gross margins and operating margins, reflecting benefits from new products, favorable trends in sales mix, cost reduction and containment initiatives, and acquisition contributions, while tariffs and currency fluctuations remain headwinds. The Company anticipates operating earnings to increase by a mid single digit percent.

In the second quarter of 2019, the Company announced cost reduction measures to drive greater efficiency and reduce the annual operating costs of its marine businesses and corporate functions. These actions are expected to reduce costs by approximately $50 million on an annual run-rate basis, with a significant portion of the benefit recognized beginning in 2020. The Company expects to incur approximately $13 million of restructuring charges in 2019 related to these actions, with the majority recognized in the first nine months of 2019.

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

Matters Affecting Comparability

Certain events have occurred which the Company believes affect the comparability of the results of operations. The table below summarizes the impact of changes in currency exchange rates, recent acquisitions and Sport Yacht and Yacht operations on the Company's net sales:

	Three Months Ended
	Net Sales		2019 vs. 2018
(in millions)	September 28, 2019	September 29, 2018	GAAP	Constant Currency Impact	Acquisition Benefit	Impact of Sport Yacht and Yacht
Marine Engine	$770.2	$802.7	(4.0)%	(0.8)%	3.6%	—
Boat	277.1	322.6	(14.1)%	(0.4)%	2.1%	(2.4)%
Marine eliminations	(70.7)	(81.2)
Total	$976.6	$1,044.1	(6.5)%	(0.7)%	3.4%	(0.8)%

	Nine Months Ended
	Net Sales		2019 vs. 2018
(in millions)	September 28, 2019	September 29, 2018	GAAP	Constant Currency Impact	Acquisition Benefit	Impact of Sport Yacht and Yacht
Marine Engine	$2,407.7	$2,324.1	3.6%	(1.4)%	6.6%	—
Boat	1,017.0	1,094.0	(7.0)%	(0.7)%	0.9%	(4.0)%
Marine eliminations	(233.9)	(258.3)
Total	$3,190.8	$3,159.8	1.0%	(1.3)%	5.1%	(1.4)%

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

Additionally, operating earnings comparisons between 2019 and 2018 were negatively affected by foreign exchange rates by approximately $3 million and $12 million in the third quarter and first nine months, respectively. These estimates include the impact of translation on all sales and costs transacted in a currency other than the U.S. dollar along with the impact of hedging activities.

Sport Yacht and Yacht Wind-down. As discussed in Note 3 - Discontinued Operations in the 2018 Form 10-K, the Company largely completed the wind down of its Sea Ray Sport Yacht and Yacht operations during 2018, with wind-down activity in 2019.

The results of Sport Yacht and Yacht operations for the three months and nine months ended September 28, 2019 and September 29, 2018 are summarized in the table below:

	Three Months Ended		Nine Months Ended
(in millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net sales (A)	$—	$9.0	$(0.7)	$44.0
Gross margin (A)	—	(8.3)	(2.5)	(35.1)
Restructuring, exit and impairment charges	—	9.2	—	40.8
Operating loss (A)	—	(21.1)	(2.9)	(88.2)

(A) In the nine months ended September 28, 2019, Sport Yacht and Yacht included $(0.7) million of charges within Net sales related to estimated retail sales incentives to support the sale of sport yachts and yachts currently in the dealer pipeline. In the three months and nine months ended September 29, 2018, results included $0.3 million and $15.8 million, respectively, of charges within Net sales to support the sale of sport yachts and yachts in the dealer pipeline at that time.

Restructuring, exit, impairment and other charges. The Company recorded restructuring, exit, impairment and other charges during the three months and nine months ended September 28, 2019 and September 29, 2018. The following table summarizes these charges by cash charges and non-cash charges.

	Three Months Ended		Nine Months Ended
(in millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Cash charges:
Marine Engine	$3.5	$—	$4.1	$—
Boat	3.4	2.9	4.7	19.1
Corporate	0.5	—	3.9	0.7
Total cash charges	7.4	2.9	12.7	19.8
Non-cash charges:
Boat	—	6.5	3.3	26.4
Total non-cash charges	—	6.5	3.3	26.4
Total restructuring, exit and impairment charges (A)	7.4	9.4	16.0	46.2
Other cash charges (B)	0.7	—	1.2	—
Total restructuring, exit, impairment and other charges	$8.1	$9.4	$17.2	$46.2

(A) Refer to Note 4 – Restructuring, Exit and Impairment Activities in the Notes to Condensed Consolidated Financial Statements for further information.
(B) In the third quarter and first nine months of 2019, the Company recorded $0.7 million and $1.2 million, respectively, of charges within Corporate related to IT transformation project costs resulting from the Fitness separation.

Acquisition-related costs. In connection with the Freedom Boat Club acquisition in the second quarter of 2019, the Company recorded $0.5 million and $1.8 million of costs within Selling, general and administrative expense (SG&A) during the three months and nine months ended September 28, 2019, respectively. In connection with the Power Products acquisition in the third quarter of 2018, the Company recorded $10.5 million and $13.0 million of costs within SG&A during the three months and nine months ended September 29, 2018, respectively. As part of the financing of the acquisition, the Company recorded $5.1 million of Transaction financing charges in the third quarter of 2018 to secure the 364-Day Senior Unsecured Bridge Facility.

Purchase accounting amortization. As part of purchase accounting, the Company recognizes definite-lived intangible assets which will be amortized over their useful lives. During the third quarter and first nine months of 2019, the Company recorded $7.5 million and $22.0 million, respectively, of purchase accounting amortization within SG&A. During both the third quarter and first nine months of 2018, the Company recorded $9.4 million of purchase accounting amortization within SG&A.

Pension settlement charge. During the third quarter of 2019, the Company fully exited its remaining defined benefit pension plans and recorded a pretax pension settlement charge of $294.1 million. There were no comparable charges in the prior year period. Refer to Note 14 – Postretirement Benefits in the Notes to Condensed Consolidated Financial Statements for further details.

Tax items. The Company recognized an income tax provision for the three months and nine months ended September 28, 2019 of $43.3 million and $93.8 million, respectively. The income tax provision for both periods included a $17.2 million net provision related to the settlement of the Company's qualified defined benefit plans in the third quarter of 2019. The tax impact of this action consisted of a tax benefit of $74.2 million from the pension settlement charge, which was netted against a tax charge of $91.4 million resulting from the release of disproportionate tax effects in Accumulated Other Comprehensive Income. The Company recognized an income tax provision for the three months and nine months ended September 29, 2018 of $6.7 million and $48.4 million, respectively, which included net tax benefits of $10.7 million and $5.1 million, respectively. The net tax benefits of $10.7 million and $5.1 million were primarily associated with updates related to 2017 tax reform. The effective tax rate, which is calculated as the income tax provision as a percentage of earnings before income taxes, for the three months and nine months ended September 28, 2019 was not meaningful as a result of the tax impacts resulting from the pension settlement discussed above. The effective tax rate for the three months and nine months ended September 29, 2018 was 8.2 percent and 18.9 percent, respectively.

See Note 13 – Income Taxes in the Notes to Condensed Consolidated Financial Statements for further details.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended:

	Three Months Ended		2019 vs. 2018		Nine Months Ended		2019 vs. 2018
(in millions, except per share data)	Sep 28, 2019	Sep 29, 2018	$ Change	% Change	Sep 28, 2019	Sep 29, 2018	$ Change	% Change
Net sales (B)	$976.6	$1,044.1	$(67.5)	(6.5)%	$3,190.8	$3,159.8	$31.0	1.0%
Gross margin (A) (B) (C)	276.9	278.3	(1.4)	(0.5)%	884.4	802.6	81.8	10.2%
Restructuring, exit and impairment charges	7.4	9.4	(2.0)	(21.3)%	16.0	46.2	(30.2)	(65.4)%
Operating earnings (B) (C) (D) (E) (F)	119.7	98.2	21.5	21.9%	396.5	285.8	110.7	38.7%
Net earnings (loss) from continuing operations(B) (C) (D) (E) (F) (G)	(232.9)	75.2	(308.1)	NM	(44.6)	207.1	(251.7)	NM

Diluted earnings (loss) per common share from continuing operations	$(2.74)	$0.86	$(3.60)	NM	$(0.52)	$2.35	$(2.87)	NM

Expressed as a percentage of Net sales:
Gross margin (A) (B) (C)	28.4%	26.7%		170 bpts	27.7%	25.4%		230 bpts
Selling, general and administrative expense (B) (D) (E) (F)	12.3%	13.5%		(120) bpts	11.9%	12.0%		(10) bpts
Research and development expense	3.0%	2.8%		20 bpts	2.9%	2.9%		(0) bpts
Restructuring, exit and impairment charges	0.8%	0.9%		(10) bpts	0.5%	1.5%		(100) bpts
Operating margin (B) (C) (D) (E) (F)	12.3%	9.4%		290 bpts	12.4%	9.0%		340 bpts

NM = not meaningful
bpts = basis points

(A)	Gross margin is defined as Net sales less Cost of sales (COS) as presented in the Condensed Consolidated Statements of Comprehensive Income.

(B)
Refer to the Matters Affecting Comparability section of the Management's Discussion and Analysis for the impact of Sport yacht & yachts on the Condensed Consolidated Statements of Comprehensive Income.

(C)	For both the three months and nine months ended September 29, 2018, the Company recorded $4.6 million of purchase accounting amortization within COS.

(D)
The Company recorded $7.5 million and $22.0 million in the third quarter and in the first nine months of 2019, respectively, and recorded $4.8 million in both the third quarter and in the first nine months of 2018, of charges within Selling, general and administrative expense (SG&A) related to purchase accounting amortization.

(E)
The Company recorded acquisition-related costs of $10.5 million and $0.5 million in the third quarter of 2019 and 2018, respectively, and recorded $1.8 million and $13.0 million in the first nine months of 2019 and 2018, respectively, within SG&A. Refer to Note 5 – Acquisitions in the Notes to Condensed Consolidated Financial Statements for further details.

(F)
The Company recorded $0.7 million and $1.2 million of charges in the third quarter and first nine months of 2019, respectively, within SG&A, related to IT transformation costs resulting from the Fitness separation.

(G)
Includes $294.1 million of non-operating pension settlement charges recorded in the third quarter of 2019. The Company also recorded non-operating charges of $5.1 million within Transaction financing charges in the third quarter of 2018, which related to the Bridge Facility. Additionally, this includes $2.5 million and $10.7 million of net charges for special tax items for the third quarters of 2019 and 2018, respectively, and includes $2.4 million and $5.1 million of net charges for special tax items for the first nine months of 2019 and 2018, respectively.

Net sales decreased during the third quarter of 2019 and increased during the first nine months of 2019 when compared with the same prior year period. Refer to the Marine Engine segment and Boat segment discussions for further details on the drivers of net sales changes.

Gross margin percentage increased in both the third quarter and first nine months of 2019 when compared with the same prior year periods, reflecting benefits from the absence of the Sea Ray Sport Yacht and Yacht operations in 2019, which had a negative gross margin impact in 2018, as well as improvements in the Marine Engine segment including benefits from the Power Products acquisition as well as favorable changes in sales mix. These positive factors more than offset the impact of lower sales, tariffs and unfavorable changes in foreign exchange rates. Additionally, the gross margin percentage reflected favorable comparisons versus the prior year due to unfavorable plant efficiencies associated with production ramp-up for new products and warehouse management integration in the first half of 2018.

Selling, general and administrative expense (SG&A) decreased during the third quarter of 2019 and was up nominally when compared with the same prior year period. SG&A included purchase accounting amortization, acquisition-related costs, and the impacts of Sport Yacht and Yacht operations, as applicable. Excluding these items, SG&A as a percentage of sales was slightly lower in the both the third quarter and first nine months of 2019 compared with the same prior year period. Research and development expense was relatively consistent in 2019 versus 2018, reflecting continued investment in new products in both the Marine Engine and Boat segments.

The Company recorded restructuring, exit and impairment charges of $7.4 million and $16.0 million during the three months and nine months ended September 28, 2019, respectively, and recorded $9.4 million and $46.2 million during the three months and nine months ended September 29, 2018, respectively. Refer to Note 4 – Restructuring, Exit and Impairment Activities in the Notes to Condensed Consolidated Financial Statements for further information.

The Company recorded Equity earnings of $1.9 million and $5.4 million in the three months and nine months ended September 28, 2019, respectively, which were mainly related to the Company's marine and technology-related joint ventures. This compares with Equity earnings of $1.6 million and $4.0 million recorded in the three months and nine months ended September 29, 2018, respectively.

In the third quarter of 2019, the Company recorded $294.1 million of charges related to pension settlement actions as discussed in Note 14 – Postretirement Benefits in the Notes to Condensed Consolidated Financial Statements. There were no pension settlement actions in 2018.

The Company recognized $0.1 million and $(1.6) million in Other income (expense), net in the three months and nine ended September 28, 2019. This compares with $(0.7) million and $(3.5) million recognized in Other income (expense), net in the three months and nine ended September 29, 2018. Other expense, net primarily includes pension and other postretirement benefit costs (excluding pension settlement charges), the amortization of deferred income related to a trademark licensing agreement with AMF Bowling Centers, Inc. as discussed in Note 1 in the Notes to Consolidated Financial Statements in the 2018 Form 10-K, as well as remeasurement gains and losses resulting from changes in foreign currency rates.

Net interest expense increased for the three months and nine months ended September 28, 2019 when compared with the same prior year period as a result of recent debt issuances as discussed in Note 15 – Debt in the Notes to Condensed Consolidated Financial Statements and Note 17 in the Notes to Consolidated Financial Statements in the 2018 Form 10-K.

Transaction financing charges of $5.1 million were recorded in the third quarter of 2018 and related to the 364-Day Senior Unsecured Bridge Facility, which was secured in connection with the Power Products acquisition as discussed in Note 17 in the Notes to Consolidated Financial Statements in the 2018 Form 10-K.

The Company recognized an income tax provision for the three months and nine months ended September 28, 2019 of $43.3 million and $93.8 million, respectively. The income tax provision for both periods included a $17.2 million net charge related to the settlement of the Company's qualified defined benefit plans in the third quarter of 2019. The tax impact of this action consisted of a tax benefit of $74.2 million from the pension settlement charge, which was netted against a tax charge of $91.4 million resulting from the release of disproportionate tax effects in Accumulated Other Comprehensive Income. The Company recognized an income tax provision for the three months and nine months ended September 29, 2018 of $6.7 million and $48.4 million, respectively, which included net tax benefits of $10.7 million and $5.1 million, respectively. The net tax benefits of $10.7 million and $5.1 million were primarily associated with updates related to 2017 tax reform.

The effective tax rate, which is calculated as the income tax provision as a percentage of earnings before income taxes, for the three months and nine months ended September 28, 2019 was not meaningful as a result of the tax impacts resulting from the pension settlement discussed above. The effective tax rate for the three months and nine months ended September 29, 2018 was 8.2 percent and 18.9 percent, respectively.

Due to the factors described in the preceding paragraphs, operating earnings increased, while net earnings from continuing operations and diluted earnings per common share from continuing operations decreased during the both the third quarter of 2019 and first nine months of 2019 when compared with the same prior year periods.

Adjusted diluted earnings per common share from continuing operations decreased during the third quarter of 2019 but increased for the nine months ended September 29, 2019 when compared with the same prior year periods. The following table is a summary of the factors described in the preceding paragraphs and their impact on diluted earnings (loss) per common share from continuing operations:

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	Sep 28, 2019	Sep 29, 2018	Sep 28, 2019	Sep 29, 2018
Diluted earnings (loss) per common share from continuing operations	$(2.74)	$0.86	$(0.52)	$2.35
Restructuring, exit, impairment and other charges (A)	0.15	0.07	0.20	0.40
Pension settlement charge	3.66	—	3.60	—
Purchase accounting amortization	0.05	0.08	0.18	0.08
Loss on early extinguishment of debt	0.01	—	0.01	—
Acquisition related costs	0.00	0.14	0.02	0.16
Sport yacht & yachts	—	0.11	0.03	0.42
Special tax items	(0.03)	(0.12)	(0.03)	(0.05)
Diluted earnings per common share from continuing operations, as adjusted	$1.10	$1.14	$3.49	$3.36

(A)	Includes the impact of IT transformation costs of $0.01 for both the three months and nine months ended September 28, 2019.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the three months and nine months ended:

	Three Months Ended		2019 vs. 2018		Nine Months Ended		2019 vs. 2018
(in millions)	Sep 28, 2019	Sep 29, 2018	$ Change	% Change	Sep 28, 2019	Sep 29, 2018	$ Change	% Change
Net sales	$770.2	$802.7	$(32.5)	(4.0)%	$2,407.7	$2,324.1	$83.6	3.6%
Restructuring, exit and impairment charges	3.5	—	3.5	NM	4.1	—	4.1	NM
Operating earnings (A) (B)	135.8	128.1	7.7	6.0%	413.3	372.9	40.4	10.8%
Operating margin (A) (B)	17.6%	16.0%		160 bpts	17.2%	16.0%		120 bpts

NM = not meaningful
bpts = basis points

(A) Includes $7.1 million and $21.5 million of purchase accounting amortization in the third quarter and the first nine months, respectively, of 2019. For both the third quarter and first nine months of 2018, includes $9.4 million of purchase accounting amortization.
(B) Includes acquisition-related costs of $10.5 million and $13.0 million recorded in the third quarter and the first nine months of 2018, respectively.

The Marine Engine segment reported net sales declines in the third quarter of 2019, including benefits from the Power Products acquisition, which had an accretive impact of 4 percentage points to the segment's revenue growth rate. The propulsion business benefited from continued robust demand for higher horsepower engines, particularly in the 175 to 300 horsepower V-6 and V-8 categories introduced in 2018, but overall performance was lower due to lower sales of outboard engines 150 horsepower and below and sterndrive engines as noted earlier. The marine parts and accessories business continued its steady performance in the quarter. International net sales were 30 percent of the segment's net sales in the third quarter of 2019 and were flat versus the prior year on a GAAP basis. On a constant currency basis and excluding the impact of the Power Products acquisition, international net sales decreased 1 percent as increases in Rest-of-World, Asia-Pacific and Europe were more than offset by declines in Canada.

For the first nine months of 2019, Marine Engine segment net sales increased and included benefits from the Power Products acquisition, which accounted for 7 percent of the segment's revenue growth rate. Net sales for the segment declined on an organic basis as a result of the same factors described above. International net sales were 30 percent of the segment's net sales through the third quarter of 2019 and increased 8 percent from the prior year on a GAAP basis. On a constant currency basis and excluding the impact of the Power Products acquisition, international net sales increased 6 percent mainly due to increases in Europe and Asia-Pacific, partially offset by declines in Canada.

Marine Engine segment operating earnings for the quarter and year-to-date periods increased as a result of benefits from the Power Products acquisition, favorable changes in sales mix and cost control measures, partially offset by the impact of tariffs, unfavorable changes in foreign exchange rates and volume declines in the third quarter of 2019. Additionally, the operating earnings increase for the year-to-date period included favorable comparisons versus the prior year due to unfavorable plant efficiencies associated with production ramp-up for new products, warehouse management integration in the first half of 2018, acquisition-related costs and purchase accounting amortization related to the Power Products acquisition in 2018.

Boat Segment

The following table sets forth Boat segment results for the three months and nine months ended:

	Three Months Ended		2019 vs. 2018		Nine Months Ended		2019 vs. 2018
(in millions)	Sep 28, 2019	Sep 29, 2018	$ Change	% Change	Sep 28, 2019	Sep 29, 2018	$ Change	% Change
Boat segment:
Net sales	$277.1	$322.6	$(45.5)	(14.1)%	$1,017.0	$1,094.0	$(77.0)	(7.0)%
Restructuring, exit and impairment charges	3.4	9.4	(6.0)	(63.8)%	8.0	45.5	(37.5)	(82.4)%
Operating earnings (A)	3.7	(5.0)	8.7	NM	46.5	(22.8)	69.3	NM
Operating margin (A)	1.3%	(1.5)%		NM	4.6%	(2.1)%		NM

Sport Yacht and Yacht operations:
Net sales (B)	—	9.0	(9.0)	NM	(0.7)	44.0	(44.7)	NM
Restructuring, exit and impairment charges	—	9.2	(9.2)	NM	—	40.8	(40.8)	NM
Operating loss (B)	—	(21.1)	21.1	NM	(2.9)	(88.2)	85.3	96.7%

NM = not meaningful

(A) Includes acquisition-related costs of $0.5 million and $1.8 million recorded in the third quarter and the first nine months of 2019, respectively. Also includes purchase accounting amortization of $0.4 million and $0.5 million recorded in the third quarter and the first nine months of 2019, respectively.
(B) In the nine months ended September 28, 2019, Sport Yacht and Yacht included $(0.7) million of charges within Net sales related to estimated retail sales incentives to support the sale of sport yachts and yachts currently in the dealer pipeline. In the three months and nine months ended September 29, 2018, results included $0.3 million and $15.8 million, respectively, of charges within Net sales to support the sale of sport yachts and yachts in the dealer pipeline at that time.

Boat segment net sales in the third quarter decreased 14.1 percent versus 2018. By category, aluminum freshwater sales were down primarily due to planned reductions in value pontoons and aluminum fish products. Excluding the impact of Sport Yacht and Yacht operations which have been exited, recreational fiberglass gains included improvement at Sea Ray. Saltwater fishing performance was down, but in line with expectations as the overall industry category has leveled off after several years of strong growth. Overall, average selling prices increased reflecting expanded content on boats, along with inflationary price increases. International sales were 22 percent of the segment's net sales in the third quarter of 2019 and increased 4 percent on a GAAP basis. On a constant currency basis, international sales increased 5 percent primarily due to increases in Canada.

Boat segment net sales decreased in the first nine months of 2019 for the same reasons described above in the quarterly period. International sales were 25 percent of the segment's net sales in the first nine months of 2019 and decreased 7 percent on a GAAP basis. On a constant currency basis, international sales decreased 4 percent reflecting declines in Europe and Asia-Pacific.

Boat segment operating earnings increased in both the third quarter and first nine months of 2019 when compared with the same prior year periods, primarily reflecting the absence of Sea Ray Sport Yacht and Yacht wind-down costs and losses in 2018. Excluding the impact of Sport Yacht and Yacht operations, operating earnings decreased as a result of lower volume, higher retail discounts required to lower pipelines during the second-half of the year and planned spending on profit improvement initiatives. These negative factors were partially offset by cost control measures. Additionally, year-to-date comparisons were negatively impacted by less favorable plant efficiencies at certain of our boat facilities in the first quarter of 2019, due in part to new product integrations.

Corporate/Other

The following table sets forth Corporate/Other results for the three months and nine months ended:

	Three Months Ended		2019 vs. 2018		Nine Months Ended		2019 vs. 2018
(in millions)	Sep 28, 2019	Sep 29, 2018	$ Change	% Change	Sep 28, 2019	Sep 29, 2018	$ Change	% Change
Restructuring, exit and impairment charges	$0.5	$—	$0.5	NM	$3.9	$0.7	$3.2	NM
Operating loss (A)	(19.8)	(24.9)	5.1	20.5%	(63.3)	(64.3)	1.0	1.6%

NM = not meaningful

(A) Includes $0.7 million and $1.2 million of IT transformation costs for the three months and nine months ended September 28, 2019, respectively.

Corporate operating expenses decreased in the third quarter of 2019 as well as the first nine months of 2019 as a result of several factors which included cost containment measures largely completed by the end of the third quarter of 2019. This factor was partially offset by higher restructuring, exit and impairment charges and IT transformation costs in 2019.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the nine months ended:

(in millions)	September 28, 2019	September 29, 2018
Net cash provided by operating activities of continuing operations	$254.2	$190.0
Net cash provided by (used for):
Plus: Capital expenditures	(178.4)	(113.3)
Plus: Proceeds from the sale of property, plant and equipment	6.4	0.2
Plus: Effect of exchange rate changes	(3.2)	(3.6)
Less: Cash impact of Sport Yacht & Yacht operations, net of tax	—	(32.3)
Total free cash flow from continuing operations (A)	$79.0	$105.6

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

2019 Cash Flow

Net cash provided by operating activities of continuing operations in the first nine months of 2019 totaled $254.2 million versus $190.0 million in the comparable period of 2018. This comparison reflected lower pension contributions and higher net earnings, net of non-cash items (depreciation and amortization, impairments and income tax impacts not yet realized in cash) in 2019, which were partially offset by unfavorable working capital usage trends.

In the first nine months of 2019, net cash provided by operating activities of continuing operations totaled $254.2 million. The primary driver of the cash provided by operating activities was net earnings net of non-cash expense items, partially offset by an increase in working capital. Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Condensed Consolidated Balance Sheets, excluding the impact of acquisitions and non-cash adjustments. Accounts payable decreased $72.8 million primarily due to timing of payments and lower production levels in the Marine Engine segment. Accrued expenses decreased $56.3 million, primarily driven by the impact of payments of the prior year's variable compensation and Sport Yacht and Yacht wind-down activities. Inventory increased $36.1 million as a result of increased finished goods in the Marine Engine segment. Accounts and notes receivable increased $27.2 million primarily due to seasonal changes in net sales in the Marine Engine segment and timing of collections.

Net cash used for investing activities of continuing operations was $231.4 million, which included capital expenditures of $178.4 million and cash paid for the acquisition of Freedom Boat Club of $64.1 million. The Company's capital spending focused on investments in capacity expansion initiatives as well as new products, mostly in the Marine Engine segment. Net cash provided by investing activities of discontinued operations was $481.9 million and mainly related to proceeds from the sale of the Fitness business.

Net cash used for financing activities was $389.2 million and primarily related to common stock repurchases, cash dividends paid to common shareholders and net payments from issuances of long-term debt. Refer to Note 15 – Debt in the Notes to Condensed Consolidated Financial Statements for further details on the Company's debt activity during the quarter.

2018 Cash Flow

In the first nine months of 2018, net cash provided by operating activities of continuing operations totaled $190.0 million. The primary driver of the cash provided by operating activities was net earnings net of non-cash expense items, partially offset by planned pension contributions and a seasonal increase in working capital. Accounts and notes receivable increased $71.5 million due primarily to seasonal changes in net sales and timing of collections in the Marine Engine segment. Inventory and Accounts payable increased $28.2 million and $55.2 million, respectively, primarily due to increased sales and production activity in the Marine Engine segment.

Net cash used for investing activities during the first nine months of 2018 totaled $1,025.5 million, primarily driven by cash paid for the acquisition of Power Products of $910.0 million and capital expenditures of $113.3 million. The Company's capital spending focused on investments in new products as well as capacity expansion initiatives.

Net cash provided by financing activities was $654.0 million during the first nine months of 2018. The cash inflow was mainly due to $796.6 million of net proceeds from issuances of short-term and long-term debt in connection with the Power Products acquisition, partially offset by common stock repurchase activity and cash dividends paid to common shareholders.

Liquidity and Capital Resources

The Company views its highly liquid assets as of September 28, 2019, December 31, 2018 and September 29, 2018 as:

(in millions)	September 28, 2019	December 31, 2018	September 29, 2018
Cash and cash equivalents	$366.2	$294.4	$302.4
Short-term investments in marketable securities	0.8	0.8	0.8
Total cash, cash equivalents and marketable securities	$367.0	$295.2	$303.2

The following table sets forth an analysis of total liquidity as of September 28, 2019, December 31, 2018 and September 29, 2018:

(in millions)	September 28, 2019	December 31, 2018	September 29, 2018
Cash, cash equivalents and marketable securities	$367.0	$295.2	$303.2
Amounts available under lending facility (A)	387.9	396.1	396.0
Total liquidity (B)	$754.9	$691.3	$699.2

(A) See Note 15 – Debt in the Notes to Condensed Consolidated Financial Statements for further details on the Company's lending facility.
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

Cash, cash equivalents and marketable securities totaled $367.0 million as of September 28, 2019, an increase of $71.8 million from $295.2 million as of December 31, 2018, and an increase of $63.8 million from $303.2 million as of September 29, 2018. Total debt as of September 28, 2019, December 31, 2018 and September 29, 2018 was $1,131.5 million, $1,220.8 million and $1,229.8 million, respectively. The Company's debt-to-capitalization ratio was 44.4 percent as of September 28, 2019, up from 43.5 percent as of December 31, 2018 and from 44.1 percent as of September 29, 2018.

In June and July of 2019, the Company announced cost reduction measures to drive greater efficiency and reduce the annual operating costs of its marine businesses and corporate functions. These actions are expected to reduce costs by approximately $50 million on an annual run-rate basis, with a significant portion of the benefit recognized beginning in 2020. The Company expects to incur approximately $13 million of restructuring charges in 2019 related to these actions, with the majority recognized in the first nine months of 2019 within Restructuring, exit and impairment charges.

In the first quarter of 2019, and consistent with the Company's plan to substantially reduce all of its near-term maturity debt, the Company issued $230 million of 30-year senior notes and used $150 million of the proceeds to retire its 3-year term loan due 2021. Additionally, in the third quarter of 2019 the Company retired its $150.0 million of senior notes due 2021. Refer to Note 15 – Debt in the Notes to Condensed Consolidated Financial Statements for further details on the Company's debt activity during 2019. Management believes that the Company has adequate sources of liquidity to meet the Company's short-term and long-term needs.

During the first nine months of 2019, the Company borrowed a total of $655.0 million under the Credit Facility, all of which was repaid during the period. The maximum amount utilized under the Credit Facility during the period, including letters of credit outstanding, was $258.6 million. The Company did not borrow under the Credit Facility during 2018.

During the the nine months ended September 28, 2019 and September 29, 2018, the company contributed $3.5 million and $160.0 million, respectively to its qualified pension plans. During the nine months ended September 28, 2019 and September 29, 2018, the Company contributed $3.3 million and $2.7 million, respectively, to fund benefit payments to its nonqualified pension plan.

During the third quarter of 2019, settlement payments were made from the Company's defined benefit plans to fully exit the plans through group annuity contracts or lump-sum payments to certain participants. As a result of this action, the Company incurred a non-cash, after-tax pension settlement charge of $311.3 million, including the recognition of actuarial losses as well as certain income tax consequences.

Cash Flow Outlook and Capital Plan

The Company is projecting an increase in net earnings in 2019 when compared with 2018. Net activity in working capital is projected to reflect a usage of cash in 2019 in the range of $50 million to $70 million. Additionally, the Company is planning for capital expenditures of approximately $230 million, including investments in capacity and new products, as well as cash payments in 2019 that relate to 2018 engine manufacturing capacity projects. Including these and other factors, the Company plans to generate free cash flow in 2019 of approximately $260 million.

As a result of completed debt actions in 2019, the Company's next significant note maturity will be in 2023. Any additional debt reductions will be funded primarily through free cash flow. The Company estimates interest expense for 2019 to be approximately $72 million.

The Company received net proceeds of approximately $470 million from the sale of its Fitness business in the second quarter of 2019 and revised its capital strategy. As a result, the Company's Board of Directors authorized an additional $600 million of share repurchases in 2019, including $450 million announced in the second quarter of 2019 and an additional $150 million announced on July 16, 2019. The Company repurchased approximately $230 million of shares in the first nine months of 2019, bringing the total remaining authorization to approximately $405 million, and plans to repurchase an additional $170 million of shares during the remainder of 2019.

Quarterly dividend payments for 2019 were raised to $0.24 per share in the fourth quarter, an increase from $0.21 per share for the first three quarters of the year. The Company may adjust these levels as it evaluates its cash flow performance and its broader set of capital opportunities.

The Company expects its cash tax rate to be in the low-to-mid-single digit percentage range in 2019.

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

Recent Accounting Pronouncements

See Note 1 – Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements for the recent accounting pronouncements that have been adopted during the six months ended September 28, 2019, or will be adopted in future periods.

Forward-Looking Statements

Certain statements in this news release are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations, estimates, and projections about Brunswick’s business and by their nature address matters that are, to different degrees, uncertain. Words such as “may,” “could,” “expect,” “intend,” “target,” “plan,” “seek,” “estimate,” “believe,” “predict,” “outlook,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this news release. These risks include, but are not limited to: the effect of adverse general economic conditions, including the amount of disposable income consumers have available for discretionary spending, tight consumer credit markets, and the level of consumer confidence on the demand for our products and services; our ability to successfully implement our strategic plan and growth initiatives; our ability to integrate targeted acquisitions, including the Global Marine & Mobile Business of Power Products; having to record an impairment to the value of goodwill and other assets; changes to U.S. trade policy and tariffs; the inability to identify and complete targeted acquisitions; the potential for disruption to our business in connection with the Power Products acquisition, making it more difficult to maintain business and operational relationships; the risk that unexpected costs will be incurred in connection with these transactions; the possibility that the expected synergies and value creation from these transactions will not be realized or will not be realized within the expected time period; negative currency trends, including shifts in exchange rates; fiscal policy concerns; adequate financing access for dealers and customers and our ability to access capital and credit markets; maintaining effective distribution; adverse economic, credit, and capital market conditions; loss of key customers; attracting and retaining skilled labor and implementing succession plans for key leadership; inventory reductions by dealers, retailers, or independent boat builders; requirements for us to repurchase inventory; actual or anticipated increases in costs, disruptions of supply, or defects in raw materials, parts, or components we purchase from third parties, including as a result of new tariffs on raw materials, increased demand for shipping carriers, and transportation disruptions; higher energy and fuel costs; our ability to protect our brands and intellectual property; absorbing fixed costs in production; managing our manufacturing footprint; outages, breaches, or other cybersecurity events regarding our technology systems, which could result in lost or stolen information and associated remediation costs; managing our share repurchases; competitive pricing pressures; our ability to develop new and innovative products and services at a competitive price, in legal compliance with existing rules; maintaining product quality and service standards; product liability, warranty, and other claims risks; legal and regulatory compliance, including increased costs, fines, and reputational risks; changes in income tax legislation or enforcement; certain divisive shareholder activist actions; joint ventures that do not operate solely for our benefit; international business risks; and weather and catastrophic event risks.

Additional risk factors are included in the Company’s Annual Report on Form 10-K for 2018 and subsequent Quarterly Reports on Form 10-Q. Forward-looking statements speak only as of the date on which they are made, and Brunswick does not undertake any obligation to update them to reflect events or circumstances after the date of this news release or for changes by wire services or Internet service providers.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has executed share repurchases against authorization approved by the Board of Directors in 2016 and 2019. In 2019, the Company repurchased approximately $231.1 million of stock under these authorizations and as of September 28, 2019, the remaining authorization was approximately $404 million.

During the three months ended September 28, 2019, the Company repurchased the following shares of its common stock:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Amount of Dollars that May Yet Be Used to Purchase Shares Under the Program
July 1 to July 26	115,600	$47.86	115,600
July 29 to August 23	1,774,200	46.65	1,774,200
August 26 to September 27	1,455,500	50.12	1,455,500
Total	3,345,300	$48.20	3,345,300	$403,768,838

Item 6.    Exhibits

31.1	Certification of CEO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUNSWICK CORPORATION
October 30, 2019	By:	/s/ RANDALL S. ALTMAN
Randall S. Altman
Vice President and Controller*

*Mr. Altman is signing this report both as a duly authorized officer and as the principal accounting officer.