Form 10-K
period 2019-12-31
BRUNSWICK CORP
filed 2020-02-18
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2019
 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ______________ to ______________
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
Chicago Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock of the registrant held by non-affiliates was $3,906,175,936. Such number excludes stock beneficially owned by executive officers and directors. This does not constitute an admission that they are affiliates.

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of February 12, 2020 was 79,470,343.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Report on Form 10-K incorporates by reference certain information that will be set forth in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 6, 2020.

BRUNSWICK CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
December 31, 2019

PART I

Item 1. Business

Brunswick Corporation is a Delaware corporation incorporated on December 31, 1907. We are a leading global designer, manufacturer, and marketer of recreational marine products including marine engines, boats, and parts and accessories for those products. Our engine-related products include: outboard, sterndrive, and inboard engines; trolling motors; propellers; engine control systems; electrical components and integrated systems; and marine parts and accessories. The boats we make include fiberglass sport boats, cruisers, sport fishing and center-console, offshore fishing, aluminum and fiberglass fishing, pontoon, utility, deck, inflatable, tow/wake, and heavy-gauge aluminum boats. We manufacture and supply parts and accessories for original equipment manufacturers, aftermarket parts and accessory retailers and distributors, and for internal production. Additionally, we explore, invest in, and develop growth opportunities in key strategically, synergistically, and technologically adjacent markets.

In 2019, we sold our Fitness business, including the active aging, rehabilitation and billiards lines, transitioning to a company focused on the recreational marine industry. We have leading positions in several important marine business lines, including propulsion, parts & accessories, boats, and shared access models. As the global leader in recreational marine, it is our intention to define the future of recreational boating through innovation and inspiration on the water. We will do this through an integrated strategy focused on:

•Introducing exceptional products across our strong array of brands;
•Promoting operational and quality excellence;
•Strengthening our relationships with our channel partners, suppliers, and employees;
•Developing customer-centric innovation in both products and services; and
•Establishing frictionless experience across consumer touchpoints.

Our integrated marine business strategy is supported by a balanced capital strategy that includes allocating capital to organic growth initiatives and strategic acquisition opportunities while also managing debt levels and maturities, maintaining strong cash and liquidity positions, and continuing to return capital to shareholders through dividends and share repurchases. These strategies support our aim to create exceptional experiences for our customers, expand participation in recreational boating, deliver industry transforming technology, and leverage our leading marine businesses to grow earnings and enhance shareholder value.

Consistent with our integrated marine business strategy, the Company is focused on four business pillars - Propulsion, Parts and Accessories (P&A), Boats and Business Acceleration. Effective January 1, 2020, we changed our management reporting and updated our reportable segments to Propulsion, P&A and Boat to align with our strategy. The Propulsion segment will contain both outboard and sterndrive engines, along with controls and riggings, which are closely associated with our propulsion businesses. The P&A segment will contain all other P&A categories, including engine parts and consumables, electrical products, boat parts and systems, and our distribution business. The Boat segment will continue to include Business Acceleration. For this Annual Report on Form 10-K, we are reporting our results according to our historical segments, Marine Engine and Boat.

Refer to Note 6 – Segment Information and Note 3 – Discontinued Operations in the Notes to Consolidated Financial Statements for additional information regarding our segments and discontinued operations.

Marine Engine Segment

The Marine Engine segment, which had net sales of $3,073.5 million in 2019, consists of the Mercury Marine Group (Mercury Marine). We believe our Marine Engine segment is a world leader in the manufacturing and sale of recreational marine engines and marine parts and accessories.

Mercury Marine manufactures and markets a full range of outboard, sterndrive, and inboard engine and propulsion systems under, among other brand names, Mercury, Mercury MerCruiser, Mercury Racing, and MotorGuide brands. Mercury Marine supplies integrated propulsion systems to the worldwide recreational and commercial marine markets. To promote advanced propulsion systems with improved handling, performance, and efficiency, Mercury Marine also designs, manufactures, and markets advanced boat steering and engine control systems.

Mercury Marine's outboard, sterndrive, and inboard engines are sold to independent boat builders, local, state, and foreign governments, and to Brunswick's Boat segment. In addition, Mercury Marine sells outboard engines through a global network of more than 6,000 marine dealers and distributors, specialty marine retailers, and marine service centers.

Mercury Marine manufactures four-stroke outboard engine models ranging from 2.5 to 450 horsepower. These low-emission engines comply with applicable U.S. Environmental Protection Agency (EPA) requirements. Mercury Marine's four-stroke outboard engines include Verado, a collection of outboards ranging from 250 to 400 horsepower, and Mercury Marine's naturally aspirated four-stroke outboards, ranging from 2.5 to 300 horsepower. Mercury Marine and Mercury Racing manufacture inboard and sterndrive engine models ranging from 115 to 1,750 horsepower. Mercury Marine also manufactures two-stroke, non-DFI engines for certain markets outside the United States. In addition, most of Mercury Marine's sterndrive and inboard engines are available with catalyst exhaust treatment and monitoring systems, and all are compliant with applicable U.S. state and federal environmental regulations. Mercury Marine also makes engines that comply with global emissions and noise regulations.

Mercury Marine continues to develop innovative products and technologies. In 2019, Mercury Marine jointly received the Most Innovative Marine Company Award from Soundings Trade Only media group for its introduction of groundbreaking new products and technologies, as well as its commitment to sustainability and diversity training.  Mercury Marine also earned an International Forum Design (iF) award in 2019 in the Product Category for design excellence demonstrated by its V6 outboard line. Additionally in 2019, Wisconsin Manufacturers and Commerce awarded Mercury Marine the 2018 Manufacturer of the Year Award and the North American Die Casting Association awarded Mercury Marine the 2018 Casting of the Year Award for its 4.6-liter V8 outboard engine blocks.

Mercury Marine produces gasoline outboard and sterndrive engines domestically in Fond du Lac, Wisconsin. Mercury Marine manufactures 40, 50 and 60 horsepower four-stroke outboard engines in a facility in China, and produces smaller outboard engines in Japan pursuant to a joint venture with its partner, Tohatsu Corporation. Mercury Marine sources engine components from a global supply base and manufactures additional engine component parts at its Fond du Lac facility and plants in Florida and Mexico. Mercury Marine also operates a remanufacturing business for engines and service parts in Wisconsin.

For the ninth consecutive year, the Wisconsin Sustainable Business Council (Council) awarded Mercury Marine a “Green Masters” designation, a program measuring a broad range of sustainability issues including energy and water conservation, waste management, community outreach, and education. The designation highlights Mercury Marine's commitment to sustainability as discussed in its 2019 Sustainability Report, detailing specific goals related to energy, environment, products, and people, all of which goals Mercury Marine has met or exceeded. In addition, the Council awarded Mercury Marine the 2019 Sustainable Process Award for its responsible stewardship of aluminum. Also in 2019, Mercury Marine declared its Fond du Lac distribution operation as a "Zero Waste to Landfill Facility."

In addition to marine engines and propulsion systems, Mercury Marine manufactures, markets, and supplies parts and accessories for both marine and non-marine markets. These products are designed for and sold to original equipment manufacturers (including Brunswick brands) and aftermarket retailers, distributors, and distribution businesses. Branded propulsion-related parts and accessories include consumables, such as engine oils and lubricants, and propulsion-related parts and accessories such as propellers, controls, and riggings. Branded propulsion-related parts and accessories are sold under the Mercury, Mercury Precision Parts, Quicksilver, and Seachoice brand names.

The Company announced the formation of the Advanced Systems Group on December 10, 2019, which is effective starting on January 1, 2020. The Advanced Systems Group comprises the collection of brands acquired with Power Products in 2018 and certain other parts and accessories brands. The Advanced Systems Group will conduct business under the Ancor, Attwood, BEP, Blue Sea Systems, CZone, DelCity, Garelick, Lenco Marine, Marinco, Mastervolt, MotorGuide, ParkPower, Progressive Industries, ProMariner, and Whale brand names, including marine electronics and control systems, instruments, trolling motors, fuel systems, electrical systems, as well as specialty vehicle, mobile, and transportation aftermarket products.

Mercury Marine's distribution businesses include: Land 'N' Sea, Kellogg Marine Supply, Lankhorst Taselaar, BLA, and Payne's Marine Group. These businesses are leading distributors of marine parts and accessories throughout North America, Europe, and Asia-Pacific, offering same-day or next-day delivery service to a broad array of marine service facilities.

Intercompany sales to Brunswick's Boat segment represented approximately 10 percent of Mercury Marine's sales in 2019. Domestic demand for the Marine Engine segment's products is seasonal, with sales generally highest in the second calendar quarter of the year.

Boat Segment

The Boat segment consists of the Brunswick Boat Group (Boat Group), which manufactures and markets the following types of boats: fiberglass sport boats, cruisers, sport fishing and center-console, offshore fishing, aluminum and fiberglass fishing, pontoon, utility, deck, inflatable, tow/wake, and heavy-gauge aluminum. The Boat segment also includes the Company's Business Acceleration group. We believe that the Boat segment, which had net sales of $1,333.8 million during 2019, is a world leader in the manufacturing and sale of pleasure motorboats.

The Boat Group manages Brunswick's boat brands; evaluates and optimizes the Boat segment's boat portfolio; promotes recreational boating services and activities to enhance the consumer experience and dealer profitability, including through its Business Acceleration initiatives; and speeds the introduction of new technologies into boat manufacturing and design processes.

The Boat Group includes the following boat brands: Sea Ray sport boats and cruisers; Bayliner sport cruisers, runabouts, and Heyday wake boats; Boston Whaler fiberglass offshore boats; Lund fiberglass fishing boats; Crestliner, Cypress Cay, Harris, Lowe, Lund, and Princecraft aluminum fishing, utility, pontoon boats, and deck boats; and Thunder Jet heavy-gauge aluminum boats. The Boat Group procures substantially all of its outboard engines, gasoline sterndrive engines, and gasoline inboard engines from Brunswick's Marine Engine segment.

The Boat Group also includes Brunswick boat brands based in Europe and Asia-Pacific, which include Quicksilver, Uttern, and Rayglass (including Protector and Legend), that are typically equipped with Mercury Marine engines and often include other parts and accessories supplied by Mercury Marine.

The Boat Group operates manufacturing facilities in Florida, Indiana, Minnesota, Missouri, Washington, Canada, Mexico, New Zealand, and Portugal. The Boat Group also uses two contract manufacturing facilities in Poland.

The Boat Group sells its products through a global network of nearly 1,300 dealers and distributors, with some dealers operating in more than one location and some dealers carrying more than one of our boat brands. Sales to the Boat Group's largest dealer, MarineMax, Inc., which has multiple locations and carries a number of the Boat Group's product lines, represented approximately 25 percent of Boat Group sales in 2019. Domestic demand for pleasure boats is seasonal, with sales generally highest in the second calendar quarter of the year.

Business Acceleration

Through innovative service models, shared access solutions and emerging technology, Business Acceleration, which is reported in our Boat segment, provides exceptional experiences which attract a wide range of consumers to the marine industry and shape the future of boating through several businesses.

Boating Services Network is our dealer finance and ancillary service business unit that provides floor plan finance through Brunswick Acceptance Company (USA) and Brunswick Commercial Finance (Canada), retail finance through Blue Water Finance and Mercury Repower Finance, retail extended warranties under the Passport and Passport Premier brands through Brunswick Product Protection Corporation, retail insurance through Boater's Choice Insurance, and close to 50 name brand marine dealer service providers through Brunswick Dealer Advantage. Each offering allows us to deliver a more complete line of financial services and product offerings to our boat and marine engine dealers and their customers. See the “Financing Joint Venture” section below for details about our related financing joint venture that operates closely with the Boating Services Network.
On May 21, 2019, Brunswick acquired Freedom Boat Club, the leading boat club network in North America. Freedom Boat Club is made up of over 210 company-owned and franchised boat club locations, primarily in North America, with three franchised locations in France. These locations sell memberships comprised of an initiation fee and ongoing monthly payment in exchange for which members gain shared access to their local club’s diverse fleet of boats and reciprocal privileges at other Freedom Boat Club locations around the world. We believe this boat club membership model provides access to the boating lifestyle in a way that attracts new entrants, keeps disaffected boaters in the fold, and helps grow the broader boating community. We anticipate a portion of boat club members will ultimately transition to boat ownership. The Freedom Boat Club business also provides a channel for sales of our boats, marine engines, parts & accessories, and various other of our services both at company-owned and franchised locations.

NAUTIC-ON, a smart technology and service system that helps boaters stay connected with their boats remotely by monitoring engine, battery and bilge pump status, and providing other advanced features, was launched in 2018 and now comes factory installed on certain Sea Ray and Boston Whaler models.

Financing Joint Venture

Through our Brunswick Financial Services Corporation subsidiary, we own a 49 percent interest in a joint venture, Brunswick Acceptance Company, LLC (BAC). Under the terms of the joint venture agreement (JV Agreement), BAC provides secured wholesale inventory floorplan financing to our boat and engine dealers. A subsidiary of Wells Fargo & Company owns the remaining 51 percent.

The JV Agreement runs through December 31, 2022. The JV Agreement contains a financial covenant that conforms to the maximum leverage ratio test in the Credit Facility described in Note 16 – Debt in the Notes to Consolidated Financial Statements. The JV Agreement contains provisions allowing for the renewal of the JV Agreement or the purchase of the other party’s interest in the joint venture at the end of its term. Alternatively, either partner may terminate the JV Agreement at the end of its term.

Refer to Note 10 – Financing Joint Venture in the Notes to Consolidated Financial Statements for more information about our financial services.

Distribution

We utilize independent distributors, dealers, and retailers (Dealers) for the majority of our boat sales and significant portions of our sales of marine engines. We have over 16,000 Dealers serving our business segments worldwide. Our marine Dealers typically carry one or more of the following product categories: boats, engines, and related parts and accessories.

We own Land 'N' Sea, Kellogg Marine Supply, Payne's Marine Group, and Del City, which comprise the primary parts and accessories distribution platforms for our Marine Engine segment in North America. We believe that these businesses, collectively, are the leading distributors of marine parts and accessories throughout North America, with a network of distribution warehouses located throughout the United States and Canada offering same-day or next-day delivery service to a broad array of marine service facilities and Dealers. We also believe we are a leading parts and accessories distributor outside of North America.

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

Demand for a significant portion of our products is seasonal, and a number of our Dealers are relatively small and/or highly-leveraged. As a result, many Dealers secure floor plan financing from BAC or other third party finance companies, enabling them to stock product in advance of the peak selling season and provide stable channels for our products. In addition to the financing BAC offers, we may also provide our Dealers with incentive programs, loan guarantees, inventory repurchase commitments, and financing receivable arrangements, under which we are obligated to repurchase inventory or receivables from a finance company in the event of a Dealer's default. We believe that these arrangements are in our best interest; however, these arrangements expose us to credit and business risk. Our business units, along with BAC, maintain active credit operations to manage this financial exposure, and we continually seek opportunities to sustain and improve the financial health of our various distribution channel partners. Refer to Note 8 – Financing Receivables and Note 13 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for further discussion of these arrangements.

Technology and Innovation

With the 2019 sale of our Fitness business, Brunswick transitioned into a company concentrated on leading the global marine industry with a sharpened focus and clear vision, consistently innovating the future of recreational boating. To support this goal, we have established a strong foundation of cross functional and cross business investments and initiatives to further improve customer interaction with our products and grow boating participation, including Freedom Boat Club, NAUTIC-ON, and VesselView Mobile. We continue to partner with TechNexus Holdings, LLC to identify and incubate innovative start-up ventures with strategic marine applications to help drive long-term growth.

International Operations

Non-U.S. sales are set forth in Note 6 – Segment Information and Note 2 – Revenue Recognition in the Notes to Consolidated Financial Statements and are also included in the table below, which details our non-U.S. sales by region:

(in millions)	2019	2018	2017
Europe	$516.7	$494.3	$420.7
Canada	279.9	287.3	288.1
Asia-Pacific	274.9	262.0	251.9
Rest-of-World	165.8	159.3	165.3
Total	$1,237.3	$1,202.9	$1,126.0
Total International Sales as a Percentage of Net Sales	30%	29%	29%

We transact a portion of our sales in non-U.S. markets in local currencies, while a meaningful portion of our product costs are denominated in U.S. dollars as a result of our U.S. manufacturing operations. As a result, the strengthening or weakening of the U.S. dollar affects the financial results of our non-U.S. operations.

Marine Engine segment non-U.S. sales represented approximately 74 percent of our non-U.S. sales in 2019. The segment's principal non-U.S. operations include the following:

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

Boat segment non-U.S. sales comprised approximately 26 percent of our non-U.S. sales in 2019. The Boat Group manufactures or assembles a portion of its products in Canada, Mexico, New Zealand, and Portugal, as well as in boat plants owned and operated by third parties in Poland that perform contract manufacturing for us, which are sold mostly in international markets through Dealers. The Boat Group has sales or import offices in Belgium, Canada, France, Italy, the Netherlands, New Zealand, Norway, Poland, and Sweden. Of our boat sales in Canada and Europe, approximately 33 percent and 91 percent of the units, respectively, were produced in the region.

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

In the Boat segment, patent rights principally relate to processes for manufacturing fiberglass hulls, decks, and components for boat products, as well as patent rights related to boat design, features and components.

In addition to "Brunswick," the following are our principal trademarks and brands:

Marine Engine Segment: Ancor, Attwood, Axius, BEP, Blue Sea Systems, CZone, Del City, FulTyme RV, Garelick, Kellogg Marine Supply, Land 'N' Sea, Lenco Marine, Marinco, Mariner, Mastervolt, MerCruiser, Mercury, Mercury Marine, Mercury Precision Parts, Mercury Propellers, Mercury Racing, MotorGuide, OptiMax, ParkPower, Power Products, Progressive Industries, ProMariner, Quicksilver, Seachoice, SeaPro, SmartCraft, Sport-Jet, Swivl-Eze, Talamex, Valiant, Verado, VesselView, Whale, and Zeus.

Boat Segment: Bayliner, Boston Whaler, Crestliner, Cypress Cay, Freedom Boat Club, Harris, Heyday, Legend, Lowe, Lund, Master Dealer, NAUTIC-ON, Princecraft, Protector, Quicksilver, Rayglass, Sea Ray, Thunder Jet, and Uttern.

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

 The following summarizes our competitive position in each segment:

Marine Engine Segment: We believe the Marine Engine segment is a world leader in the manufacture and sale of recreational and commercial marine engines and marine parts and accessories. The marine engine market is highly competitive among several major international companies that comprise the majority of the market, including Japanese-based outboard engine manufacturers, as well as several smaller companies including Chinese manufacturers. Competitive advantage in this segment is a function of product features, technological leadership, quality, service, pricing, performance, manufacturing capabilities, depth of product portfolio, intuitive product controls, and durability, along with effective promotion and distribution. The parts & accessories and distribution market is highly competitive and fragmented. Our competitive advantage in this market includes our product breadth, proprietary parts and technology, nationwide distribution center network, sales team, delivery timing and service.

Boat Segment: We believe that the Boat segment is a world leader in the manufacture and sale of pleasure motorboats. There are several major manufacturers of pleasure and offshore fishing boats, along with hundreds of smaller manufacturers. However, few major manufacturers compete in the breadth of categories or geographies in which our Boat segment competes. Consequently, this business is highly competitive by category but also highly fragmented. In all of our boat operations, we compete on the basis of product features, technology, quality, brand strength, dealer service, pricing, performance, value, durability and styling, along with effective promotion and distribution. In addition, we believe Freedom Boat Club is the largest operator of boat club locations in North America with more than 210 locations, either company-owned or franchised. This operating model providers boaters a unique and lower cost means to participate in boating.

Number of Employees

The number of employees worldwide is shown below by segment:

	December 31, 2019		December 31, 2018
	Total	Union (domestic)	Total	Union (domestic)
Marine Engine	7,483	2,053	7,719	2,402
Boat (A)	5,016	—	4,996	—
Corporate (B)	329	—	369	—
Total(C)	12,828	2,053	13,084	2,402

(A) Includes Freedom Boat Club employees at company-owned locations for 2019.
(B) Corporate numbers include (i) enterprise information technology employees, which numbered 151 as of December 31, 2019 and 186 as of December 31, 2018, and (ii) shared service employees.
(C) All employee numbers exclude third-party contractor employees supplying temporary labor

We believe that the relationships between our employees, labor unions, and the Company remain stable. The collective bargaining agreement between Mercury Marine and its largest union, the International Association of Machinists and Aerospace Workers (IAM) Lodge 1947, remains in place until August 26, 2023.

Discontinued Operations

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
In times of economic uncertainty and contraction, consumers tend to have less discretionary income and to defer expenditures for discretionary items, which adversely affects our financial performance.  Although we have expanded the portions of our portfolio that are dependent or substantially weighted toward the usage and maintenance of boats and engines versus the sale of new product and therefore less susceptible to economic cycles, a portion of the business remains cyclical and sensitive to personal spending levels.
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
Our ability to continue generating strong cash flow and profits depends partly on the sustained successful execution of our strategic plan and growth initiatives, including optimizing our business and product portfolio, making acquisitions, improving operating efficiency, and expanding into new adjacent markets and customers. To address risks associated with our plan and growth initiatives, we have established processes to regularly review, manage, and modify our plans, and we believe we have appropriate oversight to monitor initiatives and their impact. However, our strategic plan and growth initiatives may require significant capital investment and management attention, which could result in the diversion of these resources from the core business and other business issues and opportunities. Additionally, any new initiative is subject to certain risks, including customer acceptance, competition, the ability to manufacture products on schedule and to specification, the ability to create the necessary supply chain, and/or the ability to attract and retain qualified management and other personnel. There is no assurance that we will be able to develop and successfully implement our strategic plan and growth initiatives in a manner that fully achieves our strategic objectives.
Successfully managing our manufacturing activity is critical to our operating and financial results.
Over the past several years, we have made strategic capital investments in capacity expansion activities to successfully capture growth opportunities and enhance product offerings, including expansions at Mercury Marine in Fond du Lac, Wisconsin and Boston Whaler in Edgewater, Florida. We may also make decisions to reduce our manufacturing footprint in accordance with our business strategy. We have also implemented, or are in the process of implementing, several manufacturing efficiency enhancements that are important to our success. We must carefully manage these capital improvement projects, expansions, efficiency enhancements, and any manufacturing consolidation efforts to ensure they meet cost targets, comply with applicable environmental, safety, and other regulations, and uphold high-quality workmanship.
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

Changes in laws and policies governing foreign trade could continue to adversely affect our business. As a result of recent policy changes, there may be greater restrictions and economic disincentives on international trade. The new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods, such as aluminum and steel. Although we were granted exclusion from Section 301 tariffs for Mercury Marine 40, 50, and 60 horsepower engines in 2018 effective through the end of 2019, these exclusions were not renewed for 2020 and the denial of exemption requests will negatively affect our business. We continue to be subject to meaningful other tariffs, and there is no assurance that we will be granted similar exclusions for these or other products in the future, or that we will not be subject to additional tariffs. Like many other multinational corporations, we do a significant amount of business that would be affected by changes to the trade policies of the U.S. and foreign countries (including governmental action related to tariffs and international trade agreements). Such changes have the potential to adversely impact the U.S. economy, our industry, and global demand for our products and, as a result, could have a material adverse effect on our business, financial condition and results of operations.
Changes in currency exchange rates can adversely affect our results.
Some of our sales are denominated in a currency other than the U.S. dollar. Consequently, a strong U.S. dollar may adversely affect reported revenues and our profitability. We have hedging programs in place to reduce our risk to currency fluctuations; however, we cannot hedge against all currency risks, especially over the long term. We maintain a portion of our cost structure in currencies other than the U.S. dollar, which partially mitigates the impact of a strengthening U.S. dollar. This includes manufacturing operations for boats in Europe and Canada, and smaller outboard engines manufactured in China and purchased from our joint venture in Japan. We also continue to evaluate the supply chain and cost structure for opportunities to further mitigate foreign currency risks.
We sell products manufactured in the U.S. into certain international markets in U.S. dollars, including to Canada, Europe, and Latin America. Demand for our products in these markets may be diminished by a strengthening U.S. dollar, or we may need to lower prices to remain competitive. Some of our competitors with cost positions based outside the U.S., including Asian-based outboard engine manufacturers and European-based large fiberglass boat manufacturers, may have an improved cost position due to a strengthening U.S. dollar, which could result in pricing pressures on our products. Although these factors have existed for several years, we do not believe they have had a material adverse effect on our competitive position.
Our success depends upon the continued strength of our brands.
We believe that our brands, particularly including Mercury Marine, Sea Ray, Boston Whaler, and Lund significantly contribute to our success, and that maintaining and enhancing these brands is important to expanding our customer base. A failure to adequately promote, protect, and strengthen our brands could adversely affect our business and results of operations. Further, in connection with the divestiture of the bowling and billiards businesses, we licensed certain trademarks and servicemarks, including use of the name “Brunswick,” to the acquiring companies. Our reputation may be adversely affected by the purchasers' inappropriate use of the marks or of the name Brunswick, including potential negative publicity, loss of confidence, or other damage to our image due to this licensed use.
Fiscal concerns and policy changes may negatively impact worldwide economic and credit conditions and adversely affect our industries, businesses, and financial condition.
Fiscal policy could have a material adverse impact on worldwide economic conditions, the financial markets, and availability of credit and, consequently, may negatively affect our industries, businesses, and overall financial condition. Customers often finance purchases of our products, particularly boats, and as interest rates rise, the cost of financing the purchase also increases. While credit availability is adequate to support demand and interest rates remain relatively low, there are fewer lenders, tighter underwriting and loan approval criteria, as well as greater down payment requirements than before the global recession. If credit conditions worsen, and adversely affect the ability of customers to finance potential purchases at acceptable terms and interest rates, it could result in a decrease in sales or delay improvement in sales.
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
We rely on third-party dealers and distributors to sell most of our products. Maintaining a reliable network of dealers is essential to our success. We face competition from other manufacturers in attracting and retaining distributors and independent boat dealers. A significant deterioration in the number or effectiveness of our dealers and distributors could have a material adverse effect on our financial results.
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
We may rely on short-term capital markets to meet our working capital requirements, fund capital expenditures, pay dividends, or fund employee benefit programs and we maintain short-term borrowing facilities that can be used to meet these capital requirements. In addition, over the long term, we may determine that it is necessary to access the capital markets to refinance existing long-term indebtedness or to raise capital for other initiatives.
Adverse global economic conditions, market volatility, and regulatory uncertainty could lead to volatility and disruptions in the capital and credit markets. This could adversely affect our ability to access capital and credit markets or increase the cost to do so, which could have a negative impact on our business, financial results and competitive position.
In addition, our variable rate indebtedness and financing programs, including wholesale financing arrangements through BAC, may use LIBOR as a benchmark for establishing the rate. As announced in July 2017, LIBOR is expected to be phased out by the end of 2021. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely impact the availability and cost of borrowings.
Adverse weather conditions, climate events, or regulatory policies can have a negative effect on revenues.
Changes in seasonal weather conditions can have a significant effect on our operating and financial results. Sales of our marine products are typically stronger just before and during spring and summer, and favorable weather during these months generally has had a positive effect on consumer demand. Conversely, unseasonably cool weather, excessive rainfall, or drought conditions during these periods can reduce or change the timing of demand.  Climate change could have an impact on longer-term natural weather trends, resulting in environmental changes including, but not limited to, increases in severe weather, changing sea levels, changes in sea, land and air temperatures, poor water conditions, or reduced access to water, could disrupt or negatively affect our business. Many of our customers use our products for fishing and related recreational activities. Regulatory or commercial policies and practices impacting access to water, including availability of slip locations and/or the ability to transfer boats among different waterways, access to fisheries, or the ability to fish in some areas could negatively affect demand for our products.
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
In each segment, we have important relationships with key customers, such as White River Marine Group, LLC and MarineMax, Inc., and, from time to time, contracts with these customers come up for renewal. We cannot be certain we will renew such contracts, or renew them on favorable terms. If we lose a key customer, or a significant portion of its business, we could be adversely affected. In addition, certain customers could try to negotiate more favorable pricing of our products, which could depress earnings. In an effort to mitigate the risk associated with reliance on key customer accounts, we continually monitor such relationships and maintain a complete and competitive product lineup.
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
In 2019, we reorganized several of our operations and streamlined functions as part of the transformation to a marine-focused enterprise. Our ability to continue to execute our growth strategy could potentially be adversely affected by the effectiveness of these organizational changes or other, currently unanticipated executive or management changes that may be disruptive to, or cause uncertainty in, our business and future strategic direction. Any such disruption or uncertainty could have a material adverse impact on our business, results of operations, and financial condition.
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
We intend to continue to expand our international operations and customer base as part of our growth strategy. Sales outside the United States, especially in emerging markets, are subject to various risks, including government embargoes or foreign trade restrictions, foreign currency effects, tariffs, customs duties, inflation, difficulties in enforcing agreements and collecting receivables through foreign legal systems, compliance with international laws, treaties, and regulations, and unexpected changes in regulatory environments, disruptions in distribution, and dependence on foreign personnel and unions, economic and social instability, and public health crises, including the outbreak of pandemic or contagious disease, such as the novel coronavirus. In addition, there may be tax inefficiencies in repatriating cash from non-U.S. subsidiaries, or tax laws that affect this process may change.
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
In addition, global political and economic uncertainty and shifts pose risks of volatility in global markets, which could affect our operations and financial results. Changes in U.S. policy regarding foreign trade or manufacturing may create negative sentiment about the U.S. among non-U.S. customers, employees, or prospective employees, which could adversely affect our business, sales, hiring, and employee retention. If we continue to expand our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other risks, which could materially impact international operations or the business as a whole.

Additionally, on January 31, 2020, the United Kingdom (“UK”) officially withdrew from the EU (“Brexit”), subject to a transition period until December 31, 2020, which could be extended up to two years under certain conditions (the “Brexit Transition Period”). There is uncertainty as to the scope, nature and terms of the relationship between the UK and the EU after the Brexit Transition Period. This uncertainty could adversely impact customer and investor confidence, result in additional market volatility, legal uncertainty and divergent national laws and regulations.
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
As of December 31, 2019, the balance of total goodwill and indefinite lived intangible assets was $580 million, which represents approximately 16 percent of total assets. If the future operating performance of either the Company or individual operating segments is not sufficient, we could be required to record non-cash impairment charges. Impairment charges could substantially affect our reported earnings in the periods such charges are recorded. In addition, impairment charges could indicate a reduction in business value which could limit our ability to obtain adequate financing in the future.
Our business operations could be negatively impacted by an outage or breach of our information technology systems, operational technology systems, or a cybersecurity event.
We manage our global business operations through a variety of information technology (IT) and operational technology systems which we continually enhance to increase efficiency and security. We depend on these systems for commercial transactions, customer interactions, manufacturing, branding, employee tracking, and other applications. Some of the systems are based on legacy technology and operate with a minimal level of available support, and recent acquisitions using other systems have added to the complexity of our IT infrastructure. In addition, the Fitness business sale has required the separation of previously unified business and IT systems, and new systems, which process is ongoing. New system implementations across the enterprise also pose risks of outages or disruptions, which could affect our suppliers, commercial operations, and customers. We are working to upgrade, streamline, and integrate these systems and have invested in strategies to prevent a failure or breach but, like those of other companies, our systems are susceptible to outages due to natural disasters, power loss, computer viruses, security breaches, hardware or software vulnerabilities, disruptions, and similar events. If a legacy system or another of the Company's key systems were to fail or if our IT systems were unable to communicate effectively, this could result in missed or delayed sales or lost opportunities for cost reduction or efficient cash management.
We exchange information with hundreds of trading partners across all aspects of our commercial operations through our IT systems. A breakdown, outage, malicious intrusion, breach, random attack, or other disruption of communications could result in erroneous or fraudulent transactions, disclosure of confidential information, loss of reputation and confidence, and may also result in legal claims or proceedings, penalties and remediation costs. We have numerous e-commerce and e-marketing portals and our systems may contain personal information of customers or employees; therefore, we must continue to be diligent in protecting against malicious cyber attacks. We have been the target of attempted cyber attacks and other security threats and we may be subject to breaches of our IT systems. We have programs in place that are intended to detect, contain, and respond to data security incidents and that provide employee awareness training regarding phishing, malware and other cyber risks. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect, we may be unable to anticipate these techniques or implement adequate preventive measures. If our security measures are breached or fail, unauthorized persons may be able to obtain access to or acquire personal or other confidential data. Depending on the nature of the information compromised, we may also have obligations to notify consumers and/or employees about the incident, and we may need to provide some form of remedy, such as a subscription to a credit monitoring service, for the individuals affected by the incident. This could negatively affect our relationships with customers or trading partners, lead to potential claims against the Company, and damage our image and reputation.

We rely on third parties for computing, storage, processing, and similar services. Any disruption of or interference with our use of these third-party services could have an adverse effect on our business, financial condition, and operating results.
Certain of our business system reside on third-party outsourced cloud infrastructure providers. We are therefore vulnerable to service interruptions experienced by these providers and could experience interruptions, delays, or outages in service availability in the future due to a variety of factors, including infrastructure changes, human, hardware or software errors, hosting disruptions, and capacity constraints. While we have mitigation and service redundancy plans in place, outages and/or capacity constraints could still arise from a number of causes such as technical failures, natural disasters, fraud, or internal or third-party security attacks which could negatively impact our ability to manufacture and operate our business.
We collect, store, process, share, and use personal information, and rely on third parties that are not directly under our control to do so as well, which subjects us to legal obligations, laws and regulations related to security and privacy, and any actual or perceived failure to meet those obligations could harm our business.
We are subject to various data protection and privacy laws and regulations in the countries where we operate because we collect, store, process, share, and use personal information, and we rely on third parties that are not directly under our control to do so as well. The General Data Protection Regulation (GDPR) in the European Union (EU) went into effect in May 2018 and the California Consumer Privacy Act (CCPA) became effective January 1, 2020. Although we have implemented plans to comply with the laws, GDPR, CCPA, and future law and regulations could impose an even greater compliance burden and risk with respect to privacy and data security than prior laws. The EU (through the GDPR) and a growing number of legislative and regulatory bodies elsewhere in the world have adopted consumer notification requirements in the event of unauthorized access to or acquisition of certain types of personal information. These breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs, require significant management time and attention, and increase negative publicity surrounding any incident that compromises personal information.
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
We have agreements with certain third-party finance companies to provide financing to our customers, enabling them to purchase our products. In connection with these agreements, we may either have obligations to repurchase our products from the finance company or have recourse obligations. These obligations may be triggered if our dealers default on their payment or other obligations to the finance companies.
Our maximum contingent obligation to repurchase inventory and our maximum contingent recourse obligations on customer receivables are less than the total balances of dealer financings outstanding under these programs, because our obligations under certain of these arrangements are subject to caps, or are limited based on the age of product. Our risk related to these arrangements is partially mitigated by the proceeds we receive on the resale of repurchased product to other dealers, or by recoveries on receivables purchased under the recourse obligations.
Our inventory repurchase obligations relate primarily to the inventory floorplan credit facilities of our boat and engine dealers. Our actual historical repurchase experience related to these arrangements has been substantially less than our maximum contractual obligations. If dealers default on their obligations, file for bankruptcy, or cease operations, however, we could incur losses associated with the repurchase of our products.  In addition, our net sales and earnings may be unfavorably affected due to reduced market coverage and an associated decline in sales.
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
Some additional supply risks that could disrupt our operations, impair our ability to deliver products to customers, and negatively affect our financial results include:

•	financial pressures on our suppliers due to a weakening economy or unfavorable conditions in other end markets;

•	a deterioration of our relationships with suppliers;

•	events such as natural disasters, power outages or labor strikes;

•	an outbreak of disease or similar public health threat, such as the existing threat of coronavirus, particularly as it may impact our operations and supply chain in China;

•	supplier manufacturing constraints and investment requirements; or

•	labor disruption at major global ports and shipping hubs.

These risks are exacerbated in the case of single-source suppliers, and the exclusive supplier of a key component potentially could exert significant bargaining power over price, quality, warranty claims, or other terms.
We continue to increase production; consequently, our need for raw materials and supplies continues to increase. Our suppliers must be prepared to ramp up operations and, in many cases, hire additional workers and/or expand capacity in order to fulfill our orders and those of other customers. Cost increases, defects, or sustained interruptions in the supply of raw materials, parts, or components due to delayed start-up periods our suppliers experience as they increase production efforts create risks to our operations and financial results. The Company experienced periodic supply shortages and increases in costs to certain materials, such as aluminum, in 2019. We continue to address these issues by identifying alternative suppliers for key materials and components, working to secure adequate inventories of critical supplies, and continually monitoring the capabilities of our supplier base. In the future, however, we may experience shortages, delayed delivery, and/or increased prices for key materials, parts, and supplies that are essential to our manufacturing operations.
Higher energy and fuel costs can affect our results.
Higher energy and fuel costs increase operating expenses at our manufacturing facilities and the cost of shipping products to customers. In addition, increases in energy costs can adversely affect the pricing and availability of petroleum-based raw materials such as resins and foam that are used in many of our marine products. Higher fuel prices may also have an adverse effect on demand for our parts and accessories businesses, as they increase the cost of boat ownership and possibly affect product use.
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
There can be no assurance that strategic divestitures or restructurings will provide business benefits.
As part of our strategy, we continuously evaluate our portfolio of businesses. Recent results of this evaluation include the sale of the Fitness business, the discontinuation of Sea Ray Sport Yacht and Yacht models, and winding down yacht production. We have previously and may in the future make other changes to our portfolio as well, which may be material. Divestitures involve risks, including difficulties in the separation of operations, services, products and personnel, disruption in our operations or businesses, finding a suitable purchaser, the diversion of management's attention from our other businesses, the potential loss of key employees, adverse effects on relationships with our dealer or supplier partners or their businesses, the erosion of employee morale or customer confidence, and the retention of contingent liabilities related to the divested business. If we do not successfully manage the risks associated with divestitures, our business, financial condition, and results of operations could be adversely affected as the potential strategic benefits may not be realized or may take longer to realize than expected.
The completed Fitness business separation could be disruptive to the business and our operations, and there can be no assurance that it will provide all of the anticipated business benefits.
On June 27, 2019, the Company completed the sale (Sale) of the Fitness business to KPS Capital Partners, LP (KPS), which Sale included a transition services arrangement. Like any business separation, the Sale involves risks, including difficulties associated with the separation of operations, services, and personnel, disruption in our operations or businesses, the potential loss of key employees, and adverse effects on relationships with business partners. In addition, we have incurred, and continue to incur, expenses in connection with the separation, and the completion of the transition services arrangement requires time and effort by the Company’s management team, which may divert management’s attention from other aspects of our business operations. Also, in connection with the Sale, we agreed to indemnify KPS for certain specified matters, including product liability and regulatory matters. If we do not successfully manage these risks, our business, financial condition, and results of operations could be adversely affected. Furthermore, the Sale may not achieve the intended results, or results may take longer to realize than expected. The anticipated benefits of the Sale are based on a number of factors that we cannot predict.
The inability to successfully integrate acquisitions, including the Global Marine & Mobile Business of Power Products, could negatively impact financial results.
On August 9, 2018, Brunswick acquired the Global Marine & Mobile business of Power Products, which includes the global marine, specialty vehicle, mobile, industrial power, and transportation aftermarket products businesses. Additionally, on May 21, 2019, Brunswick acquired 100 percent of Freedom Boat Club, a leading boat club operator based in Florida. Acquisitions pose risks, such as our ability to project and evaluate market demand; maximize potential synergies and cost savings; make accurate accounting estimates; and achieve anticipated business objectives. The Power Products and Freedom Boat Club acquisitions and other, future acquisitions, present these and other integration risks, including:

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

If we fail to timely and successfully integrate new businesses, including Power Products and Freedom Boat Club, into existing operations, we may see higher costs, lost sales, or otherwise diminished earnings and financial results.
The franchise business model of Freedom Boat Club presents risks.
Our franchisees are an integral part of our Freedom Boat Club business and its growth strategies. We may be unable to successfully implement the growth strategies if our franchisees do not participate in the implementation of those strategies or if we are unable to attract a sufficient number of qualified franchisees.
While our franchisees are required to comply with our franchise and related agreements, our franchisees are independent and manage their boat clubs as independent businesses, responsible for all day-to-day operations of their boat clubs. If these franchisees fail to maintain or act in accordance with applicable brand standards; experience service, safety or other operational problems, including any data breach involving club member information; or project a brand image inconsistent with ours, our image and reputation could suffer, which in turn could hurt our business and operating results.
The timing and amount of our share repurchases are subject to a number of uncertainties.
The Board of Directors has authorized the Company’s discretionary repurchase of outstanding common stock, to be systematically completed in the open market or through privately negotiated transactions. In 2019, we repurchased $400 million of shares, and we plan to continue share repurchases in 2020 and beyond. The amount and timing of share repurchases are based on a variety of factors. Important considerations that could cause us to limit, suspend, or delay future stock repurchases include:

•	unfavorable market and economic conditions;

•	the trading price of our common stock;

•	the nature and magnitude of other investment opportunities available to us from time to time; and

•	the availability of cash.

Delaying, limiting, or suspending our stock repurchase program may negatively affect performance versus earnings per share targets, and ultimately our stock price.
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

In addition, our independent boat builder customers may react negatively to potential competition for their products from Brunswick’s own boat brands, which can lead them to purchase marine engines, boat systems, and marine engine supplies from competing marine engine manufacturers and may negatively affect demand for our products.
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
Compliance with environmental, health, safety, zoning, and other laws and regulations may increase costs and reduce demand for our products.
We are subject to federal, state, local, and foreign laws and regulations, including product safety, environmental, health and safety, privacy, and other regulations.  While we believe that we maintain the requisite licenses and permits and that we are in material compliance with applicable laws and regulations, a failure to satisfy these and other regulatory requirements could result in fines or penalties, and compliance could increase the cost of operations. The adoption of additional laws, rules, and regulations, including stricter emissions standards, could increase our manufacturing costs, require additional product development investment, increase consumer pricing, and reduce consumer demand for our products or boat club operations.
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

The principal facilities used in our operations are in the following locations:

Marine Engine Segment
Leased facilities include: Fresno, California; Old Lyme, Connecticut; Lake Suzy, Largo, Miramar, Pompano Beach, and Stuart, Florida; Lowell, Michigan; St. Paul Park, Minnesota; Reno, NV; Bellingham and Kent, WA; Menomonee Falls, WI; Brisbane and Melbourne, Australia; Palcoa, Brazil; Toronto, Ontario, Canada; Juarez, Mexico; Auckland, New Zealand; Bangor, Northern Ireland; Amsterdam and Heerenveen, Netherlands; and Singapore.

Owned facilities include: Panama City and St. Cloud, Florida; Atlanta, Georgia; Brookfield, Fond du Lac, and Oshkosh, Wisconsin; Petit Rechain, Belgium; Victoria and Burnaby, British Columbia, Canada; Milton and Oakville, Ontario, Canada; Suzhou, China; and Juarez, Mexico.

Boat Segment
Leased facilities include: Greeneville and Knoxville, Tennessee; and Auckland, New Zealand.

Owned facilities include: Edgewater and Merritt Island, Florida; Fort Wayne, Indiana; New York Mills, Minnesota; Lebanon, Missouri; Vonore, Tennessee; Clarkston, Washington; Petit Rechain, Belgium; Princeville, Quebec, Canada; Reynosa, Mexico; and Vila Nova de Cerveira, Portugal.

Item 3. Legal Proceedings

Refer to Note 13 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for information about the Company's legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

Information About Our Executive Officers

Brunswick's Executive Officers are listed in the following table:

Officer Name	Present Position	First Became an Executive Officer	Age
David M. Foulkes	Chief Executive Officer	2018	58
William L. Metzger	Senior Vice President and Chief Financial Officer	2013	58
Huw S. Bower	Vice President and President - Brunswick Boat Group	2016	45
Christopher F. Dekker	Vice President, General Counsel and Secretary	2014	51
Christopher D. Drees	Vice President and President - Mercury Marine	2019	51
Brenna D. Preisser	Vice President and Chief Human Resources Officer and President - Business Acceleration	2016	42
Randall S. Altman	Vice President and Controller	2019	48

The executive officers named above have been appointed to serve until their successors are chosen and qualified or until the executive officer's earlier resignation or removal. Each of our executive officers has held the position set forth in the table above or has served Brunswick in various executive or administrative capacities at Brunswick for at least five years.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Brunswick's common stock is traded on the New York and Chicago Stock Exchanges under the symbol "BC". As of February 12, 2020, there were 7,444 shareholders of record of the Company's common stock.

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

	2014	2015	2016	2017	2018	2019
Brunswick	100.00	99.55	108.76	111.49	95.22	124.96
S&P 500 GICS Consumer Discretionary Index	100.00	101.41	113.40	137.98	132.16	173.42
S&P 500 Index	100.00	110.12	116.69	143.34	144.71	184.06

The basis of comparison is a $100 investment at December 31, 2014 in each of: (i) Brunswick, (ii) the S&P 500 GICS Consumer Discretionary Index and (iii) the S&P 500 Index. All dividends are assumed to be reinvested. The S&P 500 GICS Consumer Discretionary Index encompasses industries including automotive, household durable goods, textiles and apparel and leisure equipment. Brunswick believes the companies included in this index provide the most representative sample of enterprises that are in primary lines of business that are similar to Brunswick's.

Issuer Purchases of Equity Securities

The Company has executed share repurchases against authorizations approved by the Board of Directors in 2014, 2016 and 2019. In 2019, the Company repurchased $400.0 million of stock under these authorizations and as of December 31, 2019, the remaining authorization was $234.8 million.

During the three months ended December 31, 2019, the Company repurchased the following shares of its common stock:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Amount of Dollars that May Yet Be Used to Purchase Shares Under the Program
September 29 to October 26	939,938	$53.60	939,938
October 27 to November 23	1,071,300	59.38	1,071,300
November 24 to December 31	926,156	59.37	926,156
Total	2,937,394	$57.53	2,937,394	$234,788,743

Item 6. Selected Financial Data

The selected historical financial data presented below as of and for the years ended December 31, 2019, 2018 and 2017 has been derived from, and should be read in conjunction with, the historical consolidated financial statements of the Company, including the notes thereto, and Item 7 of this report, including the Matters Affecting Comparability section. The selected historical financial data presented below as of and for the years ended December 31, 2016 and 2015 has been derived from the consolidated financial statements of the Company for those years and are not included in this Annual Report Form 10-K.

(in millions, except per share data)	2019 (A)	2018 (A)	2017	2016	2015
Results of operations data
Net sales	$4,108.4	$4,120.9	$3,802.2	$3,508.1	$3,311.1
Restructuring, exit, integration, and impairment charges	18.8	54.8	48.6	2.9	12.4
Operating earnings	471.0	355.5	330.3	356.3	306.0
Pension settlement charge	292.8	—	96.6	55.1	82.3
Earnings before interest and income taxes	183.4	358.9	236.7	292.7	219.0
Earnings before income taxes	110.7	310.7	212.9	267.0	193.4
Net earnings from continuing operations	30.4	253.4	101.3	188.4	143.5

Net (loss) earnings from discontinued operations, net of tax	(161.4)	11.9	45.1	87.6	97.9
Net (loss) earnings	$(131.0)	$265.3	$146.4	$276.0	$241.4

Basic earnings (loss) per common share
Earnings from continuing operations	$0.36	$2.89	$1.13	$2.07	$1.54
Net (loss) earnings from discontinued operations, net of tax	(1.90)	0.14	0.51	0.96	1.06
Net (loss) earnings	$(1.54)	$3.03	$1.64	$3.03	$2.60

Average shares used for computation of basic earnings per share	85.2	87.6	89.4	91.2	93.0

Diluted earnings (loss) per common share
Earnings from continuing operations	$0.36	$2.87	$1.12	$2.05	$1.52
Net (loss) earnings from discontinued operations, net of tax	(1.89)	0.14	0.50	0.95	1.04
Net (loss) earnings	$(1.53)	$3.01	$1.62	$3.00	$2.56

Average shares used for computation of diluted earnings per share	85.6	88.2	90.1	92.0	94.3

(A)	Refer to Note 22 – Quarterly Data (unaudited), for further details on certain non-recurring items which impacted 2019 and 2018 results.

(in millions, except per share and other data)	2019	2018	2017	2016	2015
Balance sheet data
Total assets	$3,564.4	$4,291.5	$3,371.1	$3,311.3	$3,153.0
Debt
Short-term	$41.3	$41.3	$5.6	$5.9	$6.0
Long-term	1,068.0	1,179.5	431.8	436.5	442.5
Total debt	1,109.3	1,220.8	437.4	442.4	448.5
Common shareholders' equity	1,300.9	1,582.6	1,482.9	1,440.1	1,281.3
Total capitalization	$2,410.2	$2,803.4	$1,920.3	$1,882.5	$1,729.8

Cash flow data
Net cash provided by operating activities of continuing operations	$475.3	$274.5	$308.2	$309.6	$331.3
Depreciation and amortization	138.7	124.0	87.1	83.8	94.6
Capital expenditures	232.6	180.2	178.0	157.9	177.0
Investments	2.4	(8.8)	(3.2)	5.1	5.1
Cash dividends paid	73.4	67.8	60.6	55.4	5.4

Other data
Dividends declared per share	$0.87	$0.78	$0.685	$0.615	$0.525
Book value per share	16.34	18.23	16.95	16.13	14.11
Return on beginning shareholders' equity	(8.3)%	17.9%	10.2%	21.5%	20.6%
Effective tax rate from continuing operations	72.5%	18.4%	52.4%	29.4%	25.8%
Debt-to-capitalization rate	46.0%	43.5%	22.8%	23.5%	25.9%
Number of employees	12,828	13,084	12,262	11,522	10,398
Number of shareholders of record	7,484	7,823	8,247	8,683	9,009
Common stock price (NYSE)
High	$62.23	$69.82	$63.82	$56.30	$56.63
Low	41.02	41.92	48.04	36.05	46.08
Close (last trading day)	59.98	46.45	55.22	54.54	50.51

The Notes to Consolidated Financial Statements should be read in conjunction with the above summary.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in Management’s Discussion and Analysis are based on non-GAAP financial measures. GAAP refers to generally accepted accounting principles in the United States. For example, the discussion of the Company’s cash flows includes an analysis of free cash flows and total liquidity; the discussion of the Company's net sales includes a discussion of net sales on a constant currency basis and excluding acquisitions and Sport Yacht and Yacht operations; the discussion of the Company's earnings includes a presentation of operating earnings and operating margin, as adjusted, excluding restructuring, exit, impairment and other charges, Sport Yacht and Yacht operations, purchase accounting amortization and acquisition-related costs; gross margin, as adjusted, excluding Sport Yacht and Yacht operations and purchase accounting amortization; and diluted earnings per common share, as adjusted. A “non-GAAP financial measure” is a numerical measure of a registrant’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the consolidated statements of operations, balance sheets or statements of cash flows of the issuer; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. Non-GAAP financial measures do not include operating and statistical measures.

The Company includes non-GAAP financial measures in Management’s Discussion and Analysis and elsewhere in this Annual Report on Form 10-K, as Brunswick’s management believes that these measures and the information they provide are useful to investors because they permit investors to view Brunswick’s performance using the same tools that management uses and to better evaluate the Company’s ongoing business performance. In order to better align Brunswick's reported results with the internal metrics used by the Company's management to evaluate business performance as well as to provide better comparisons to prior periods and peer data, non-GAAP financial measures exclude the impact of purchase accounting amortization related to the Power Products and Freedom Boat Club acquisitions.

Certain statements in this Management's Discussion and Analysis are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations, estimates, and projections about Brunswick’s business and by their nature address matters that are, to different degrees, uncertain. Words such as “may,” “could,” “expect,” “anticipate,” “intend,” “target,” “plan,” “seek,” “estimate,” “believe,” “predict,” “project,” “outlook,” “goal,” and similar expressions are intended to identify forward-looking statements. Forward looking statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this Annual Report on Form 10-K. These risks include, but are not limited to, those set forth under Item 1A of this Annual Report on Form 10-K. Forward-looking statements speak only as of the date on which they are made and Brunswick does not undertake any obligation to update them to reflect events or circumstances after the date of this Annual Report.

Brunswick does not provide forward-looking guidance for certain financial measures on a GAAP basis because it is unable to predict certain items contained in the GAAP measures without unreasonable efforts. These items may include pension settlement charges, restructuring, exit, integration and impairment costs, special tax items, acquisition-related costs, and certain other unusual adjustments.

Overview and Outlook

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

Presentation of Sea Ray Results

In December 2017, the Board of Directors authorized the Company to exit its Sea Ray business, including the Meridian brand, and as a result, reclassified the assets and liabilities as held for sale on the Consolidated Balance Sheets and presented the results of the business as discontinued operations on the Consolidated Statements of Operations in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017. In June 2018, the Board of Directors authorized the Company to end the sale process for its Sea Ray business and once again report the results of the business within continuing operations beginning in the second quarter of 2018. As part of this action, the Company decided to restructure the businesses, including discontinuing Sea Ray Sport

Yacht and Yacht models and winding down yacht production, while reinventing Sea Ray Sport Boat and Sport Cruiser operations. Refer to the Form 8-K filed with the Securities and Exchange Commission (SEC) on July 19, 2018 for further information.

The Company largely completed the wind down of its Sea Ray Sport Yacht and Yacht operations during 2018. Non-GAAP figures exclude the results of Sport Yacht and Yacht operations in 2018 and 2017, and certain amounts in 2019 related to changes in estimated liabilities.

Acquisition of Power Products

On August 9, 2018, the Company completed its acquisition of the Global Marine Business of Power Products Holdings, LLC (Power Products) for $909.6 million in cash, on a cash-free, debt-free basis. For further discussion regarding the acquisition, refer to Note 5 – Acquisitions in the Notes to Consolidated Financial Statements.

Overview
The Company's 2019 results represent the tenth consecutive year of growth, resulting from strong operating performance. The Company looked to achieve the following financial objectives in 2019:

•	Deliver revenue growth.

•	Increase earnings before income taxes, as well as deliver improvements in both gross margin and operating margin percentages, excluding non-recurring charges.

•	Continue to generate strong free cash flow and execute against the Company's capital strategy.

Achievements against the Company's financial objectives in 2019 were as follows:

Deliver revenue growth:
Ended the year with a slight decrease in net sales when compared with 2018 due to the following:

•
The decrease in GAAP net sales included a benefit of 4.1 percent relating to recent acquisitions, negative impacts from foreign exchange rate of 1 percent, and negative impact from the exit of Sport Yacht and Yacht operations of 1 percent.

•
The U.S. engine and boat operations experienced total industry powerboat retail unit declines of 5 percent in 2019 versus an expectation at the beginning of the year of a low-to-middle single digit percent increase, reflecting a challenging retail environment during the first half of the year with volumes stabilizing in the second half. Outboard engine retail units were up slightly year-over-year.

•
The Marine Engine segment reported sales increases as the addition of Power Products and continued gains in higher horsepower outboard engine categories were partially offset by reductions in outboard engines 150 horsepower and below, as well as lower sales of sterndrive engines.

•
Boat segment net sales decreased as a result of planned reductions in wholesale unit shipments of value pontoons and aluminum fish products. Saltwater fishing sales were affected by challenging comparisons between years at Boston Whaler due to leaning pipelines in advance of upcoming major product launches. Sales declines were partially offset by gains in other premium offerings, including Sea Ray Sport Boats and Cruisers.

•
International sales for the Company increased 3 percent in 2019 when compared with 2018 on a GAAP basis and increased 4 percent on a constant currency basis, excluding the impact of acquisitions and Sport Yacht and Yacht operations; the increase was driven by Europe, Asia-Pacific and Rest-of-World regions, partially offset by weakness in Canada.

Increase earnings before income taxes, as well as deliver improvements in both gross margin and operating margin percentages, excluding non-recurring charges:

•
Reported earnings before income taxes of $110.7 million in 2019 compared with earnings before income taxes of $310.7 million in 2018; adjusted earnings before income taxes were $465.2 million in 2019 versus $461.7 million in 2018

•
Gross margin improved 190 basis points when compared with 2018 and reflected the absence of Sport Yacht and Yacht operations and purchase accounting amortization associated with the Power Products acquisition, both of which negatively impacted 2018. Gross margin, as adjusted, improved 50 basis points as benefits from the Power Products acquisition and favorable changes in sales mix in the Marine Engine segment outweighed the impact of lower sales, tariffs and unfavorable changes in foreign exchange rates

•
Operating margin improved by 290 basis points when compared with the prior year due to the factors affecting gross margin percentage discussed above, as well as reduced restructuring, exit, impairment and other charges and acquisition-related costs. Operating margin, as adjusted, was up 50 basis points compared with 2018

•	Earnings before income taxes included a pre-tax, non-cash charge of $292.8 million relating to the exit of its remaining defined benefit pension plans during the year

Continue to generate strong free cash flow and execute against the Company's capital strategy:

•
Generated free cash flow of $250.4 million in 2019, and had cash flow from discontinued operations of $440.6 million including proceeds from the sale of Fitness, enabling the Company to continue executing its capital strategy as follows:

•	Funded investments in growth:

•	Organically through capital expenditures and research and development, which included investments in new products as well as capacity expansions, primarily within the Marine Engine segment

•	Through the acquisition of Freedom Boat Club for $64.1 million

•	Retired $300.0 million of near-term debt including the retirement of the Company’s 4.625 percent senior notes due 2021 and refinancing of acquisition-related debt

•	Completed the exit from the Company's qualified defined benefit pension plans

•	Enhanced shareholder returns in 2019 by repurchasing $400.0 million of common stock under the Company’s share repurchase program and increased cash dividends paid to shareholders to $73.4 million

•	Ended the year with $332.7 million of cash and marketable securities

Net earnings from continuing operations decreased to $30.4 million in 2019 from $253.4 million in 2018, and included an after-tax, non-cash charge of $310.3 million related to pension settlement costs as well as a net tax benefit of $17.2 million primarily related to favorable rate change impacts on state deferred tax assets as well as a reassessment of the state valuation allowance. The 2018 results reflect an income tax provision of $57.3 million and included a net benefit of $4.8 million primarily related to 2017 U.S. tax reform updates.

Outlook for 2020

Reportable Segment Changes

The Company has refocused its strategy on four business pillars - Propulsion, Parts and Accessories (P&A), Boats and Business Acceleration. Effective January 1, 2020, the Company changed its management reporting and updated its reportable segments to Propulsion, P&A and Boat (inclusive of Business Acceleration) to align with its strategy. Outlook statements included in this discussion will reflect these new segments.

For further information, refer to the Company's Current Report on Form 8-K filed with the SEC on January 30, 2020 and Note 23 – Subsequent Events in the Notes to Consolidated Financial Statements.

Outlook

The Company is projecting 2020 to be another year of strong growth and operating performance, with free cash flow generation in excess of $325 million. The Company is targeting growth in the range of 6 percent to 8 percent.

The Company projects U.S. marine industry powerboat retail unit demand for 2020 to be flat to slightly up versus 2019. Our efforts to manage pipeline inventory levels in the back half of 2019 put us in a favorable position entering 2020, as wholesale boat sales are expected to more closely match retail sales for the year resulting in top-line growth versus 2019. We anticipate continued growth and share gains in higher horsepower engine categories bolstered by our completed capacity expansion efforts. Boat segment sales in 2020 will also benefit from significant new product introductions as well as the Company's continued focus on product with more technology features and content. The Propulsion and Boat segments will experience more challenging wholesale revenue comparisons early in the year, with more favorable comparisons in the second-half, as a result of the timing of wholesale activity in 2019, including the impact of second-half reductions in wholesale shipments and pipeline inventories. The P&A segment should benefit from more normal seasonal conditions for boating activity.

The Company is planning to deliver higher earnings before income taxes in 2020 resulting from planned sales increases and continued margin growth resulting from improved operating efficiency. However, as a result of the expiration and non-renewal of the tariff exemption related to 40 to 60 horsepower engines assembled in China, the Company now anticipates the full impact of tariffs on its 2020 pre-tax earnings to be between $30 to $35 million, or an incremental $10 to $15 million over 2019. In addition, the Company expects foreign currency exchange rates to negatively impact 2020 earnings growth by one percent to two percent.

The Company is planning for its effective tax rate in 2020 to be approximately 21 percent to 22 percent based on existing tax law.

Matters Affecting Comparability

Certain events occurred during 2019, 2018 and 2017 that the Company believes affect the comparability of the results of operations. The tables below summarize the impact of changes in currency exchange rates, the impact of recent acquisitions and the impact of Sport Yacht and Yacht operations on the Company's net sales:

	Net Sales		2019 vs. 2018
(in millions)	2019	2018	GAAP	Currency Impact	Acquisition Impact	Sport Yacht and Yacht Impact
Marine Engine	$3,073.5	$2,993.6	2.7%	(1.3)%	4.2%	—
Boat	1,333.8	1,471.3	(9.3)%	(0.6)%	1.1%	(3.2)%
Marine eliminations	(298.9)	(344.0)
Total	$4,108.4	$4,120.9	(0.3)%	(1.2)%	4.1%	(1.2)%

	Net Sales		2018 vs. 2017
(in millions)	2018	2017	GAAP	Currency Impact	Acquisition Impact	Sport Yacht and Yacht Impact
Marine Engine	$2,993.6	$2,631.8	13.7%	0.1%	4.0%	—
Boat	1,471.3	1,490.6	(1.3)%	0.5%	—	(7.5)%
Marine eliminations	(344.0)	(320.2)
Total	$4,120.9	$3,802.2	8.4%	0.3%	2.8%	(3.1)%

Sport Yacht and Yacht Wind-down. The results of Sport Yacht and Yacht operations are summarized in the table below.

(in millions)	2019	2018	2017
Net sales (A)	$(0.7)	$49.4	$151.6
Gross margin	(6.4)	(39.7)	(12.4)
Restructuring, exit and impairment charges	—	49.4	23.3
Operating loss	(7.8)	(107.8)	(55.2)

(A) During 2019, results included $(0.7) million of charges within Net sales related to estimated retail sales incentives to support the sale of sport yachts and yachts currently in the dealer pipeline. During 2018, results included $16.0 million of charges within Net sales to support the sale of sport yachts and yachts in the dealer pipeline at that time. There were no comparable charges in 2017.

Acquisitions. The Company completed acquisitions during 2019, 2018 and 2017 that affect the comparability of net sales. The impacts on consolidated and segment sales comparisons are reflected above. Refer to Note 5 – Acquisitions in the Notes to Consolidated Financial Statements for further information.

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

Additionally, operating earnings comparisons were negatively affected by foreign exchange rates by approximately $15 million in 2019 when compared with 2018, and were positively affected by foreign exchange rates by approximately $1 million in 2018 when compared with 2017. These estimates include the impact of translation on all sales and costs transacted in a currency other than the U.S. dollar and the impact of hedging activities.

Restructuring, exit and impairment charges. The Company recorded restructuring, exit and impairment charges during 2019, 2018 and 2017. The following table summarizes these charges by cash charges and non-cash charges.

(in millions)	2019	2018	2017
Cash charges:
Boat (A)	$6.1	$27.5	$5.4
Marine Engine	4.7	—	—
Corporate	4.5	0.7	—
Total cash charges	15.3	28.2	5.4
Non-cash charges:
Boat (A)	3.5	26.6	43.2
Total restructuring, exit and impairment charges	18.8	54.8	48.6
Other cash charges (B)	2.2	—	—
Total restructuring, exit, impairment and other charges	$21.0	$54.8	$48.6

(A) Restructuring, exit and impairment activities within the Boat segment primarily related to the wind-down of Sport Yacht and Yacht operations. As the wind-down was substantially completed by the end of 2019.
(B) During 2019, the Company recorded $2.2 million of charges within Corporate related to IT transformation project costs resulting from the Fitness business sale.

See Note 4 – Restructuring, Exit and Impairment Activities in the Notes to Consolidated Financial Statements for further details on charges and initiatives.

Purchase accounting amortization. As part of purchase accounting for the Freedom Boat Club and Power Products acquisitions, the Company recognized definite-lived intangible assets as well as a fair value adjustment to inventory for Power Products, both of which are amortized over their useful lives. During 2019 and 2018, the Company recorded $29.5 million and $12.0 million, respectively, of purchase accounting amortization within Selling, general and administrative expense. During 2018, the Company also recorded $9.2 million of purchase accounting amortization within Cost of sales.

Acquisition-related costs. In connection with the Freedom Boat Club and Power Products acquisitions in 2019 and 2018, respectively, the Company recorded $2.6 million and $13.8 million, respectively, of acquisition-related costs within Selling, general and administrative expense. As part of the financing of the Power Products acquisition, the Company recorded $5.1 million of Transaction financing charges to secure the 364-Day Senior Unsecured Bridge Facility as described in Note 16 – Debt in the Notes to Consolidated Financial Statements.

Pension settlement charges. During 2019, the Company fully exited its remaining defined benefit pension plans and recorded a pretax pension settlement charge of $292.8 million. There were no pension settlement charges in 2018. In the fourth quarter of 2017, the Company recognized $96.6 million of charges related to actions taken to settle a portion of its pension obligations. These actions included transferring certain plan obligations to a third party by purchasing annuities on behalf of plan participants and making lump-sum payments directly to certain plan participants, as applicable. These costs are reflected in Pension settlement charge on the Consolidated Statements of Operations. See Note 17 – Postretirement Benefits in the Notes to Consolidated Financial Statements for further details.

Adoption of new revenue standard. On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, (new revenue standard) using the modified retrospective method. As a result of applying the new revenue standard, the Company reported higher Net sales and Operating earnings of $5.4 million during the year ended December 31, 2018 when compared with 2017, which was reported under previous GAAP.

Tax items. The 2019 results include an income tax provision of $80.3 million and includes a net charge of $17.5 million related to the settlement of the Company's qualified defined benefit plans. The tax impact of this action consisted of a tax benefit of $73.9 million from the pension settlement charge, which was netted against a tax charge of $91.4 million resulting from the release of disproportionate tax effects in Accumulated Other Comprehensive Income. Additionally, the income tax provision for 2019 included a net benefit of $17.2 million primarily related to favorable rate change impacts on state deferred tax assets as well as a reassessment of the state valuation allowance. The 2018 income tax provision of $57.3 million included a net benefit of $4.8 million primarily related to 2017 U.S. tax reform updates. The 2017 results reflected an income tax provision of $111.6 million, which included net charges of $64.3 million mostly relating to the impact of U.S. tax reform, including the impact on deferred tax balances from the reduction in the statutory rate from 35 percent to 21 percent, along with an estimate of taxes payable on deemed unrepatriated foreign earnings.

See Note 12 – Income Taxes in the Notes to Consolidated Financial Statements for further details.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Operations for 2019, 2018 and 2017:

				2019 vs. 2018		2018 vs. 2017
(in millions, except per share data)	2019	2018	2017	$	%	$	%
Net sales	$4,108.4	$4,120.9	$3,802.2	$(12.5)	(0.3)%	$318.7	8.4%
Gross margin (A)	1,121.0	1,047.0	948.6	74.0	7.1%	98.4	10.4%
Restructuring, exit, integration and impairment charges	18.8	54.8	48.6	(36.0)	(65.7)%	6.2	12.8%
Operating earnings	471.0	355.5	330.3	(31.3)	32.5%	25.2	(16.9)%
Pension settlement charge	292.8	—	96.6	292.8	—%	(96.6)	(100.0)%
Transaction financing charges	—	(5.1)	—	5.1	NM	(5.1)	NM
Net earnings from continuing operations	30.4	253.4	101.3	(223.0)	(88.0)%	152.1	150.1%

Diluted earnings per share from continuing operations	$0.36	$2.87	$1.12	$(2.51)	(87.5)%	$1.75	156.3%

Expressed as a percentage of Net sales:
Gross margin	27.3%	25.4%	24.9%		190 bpts		50 bpts
Selling, general and administrative expense	12.4%	12.5%	12.0%		(10) bpts		40 bpts
Research and development expense	3.0%	2.9%	2.9%		10 bpts		0 bpts
Operating margin	11.5%	8.6%	8.7%		290 bpts		(10) bpts

NM = not meaningful
bpts = basis points

(A)	Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Operations.

2019 vs. 2018

Net sales decreased slightly during 2019 when compared with 2018. Refer to the Marine Engine segment and Boat segment discussions for further details on the drivers of net sales changes.

Gross margin percentage increased, reflecting benefits from the absence of the Sea Ray Sport Yacht and Yacht operations in 2019, which had a negative gross margin impact in 2018, as well as improvements in the Marine Engine segment including benefits from the Power Products acquisition as well as favorable changes in sales mix. These positive factors exceeded the impact of lower sales, tariffs and unfavorable changes in foreign exchange rates. Additionally, the gross margin percentage reflected favorable comparisons versus the prior year due to unfavorable plant efficiencies associated with production ramp-up for new products and warehouse management integration in the first half of 2018.

Selling, general and administrative expense (SG&A) decreased and included purchase accounting amortization, acquisition-related costs, and the impacts of Sport Yacht and Yacht operations. Excluding these items, operating expenses were relatively flat on a percentage of net sales basis as lower variable compensation expense and benefits from cost reduction programs were offset by a full year of Power Products results and the acquisition of Freedom Boat Club. Research and development expense was relatively consistent in 2019 versus 2018, reflecting continued investment in new products in both the Marine Engine and Boat segments.

During 2019, the Company recorded restructuring, exit and impairment charges of $18.8 million compared with $54.8 million in 2018. See Note 4 – Restructuring, Exit and Impairment Activities in the Notes to Consolidated Financial Statements for further details.

The Company recognized equity earnings of $7.3 million and $7.7 million in 2019 and 2018, respectively, which were mainly related to the Company's marine joint ventures. Equity earnings in 2018 included a $2.3 million gain on the sale of an equity investment as discussed in Note 9 – Investments in the Notes to Consolidated Financial Statements.

In 2019, the Company recorded $292.8 million of charges related to pension settlement actions as discussed in Note 17 – Postretirement Benefits in the Notes to Consolidated Financial Statements. There were no pension settlement actions in 2018.

The Company recognized $(2.1) million and $(4.3) million in 2019 and 2018, respectively, in Other expense, net. Other expense, net primarily includes pension and other postretirement benefit costs, the amortization of deferred income related to a trademark licensing agreement with AMF Bowling Centers, Inc. as discussed in Note 1 - Significant Accounting Policies in the Notes to Consolidated Financial Statements, as well as remeasurement gains and losses resulting from changes in foreign currency rates.

Net interest expense increased $29.6 million to $72.7 million in 2019 compared with 2018 primarily due to recent debt activity as discussed in Note 16 – Debt in the Notes to Consolidated Financial Statements.

Transaction financing charges of $5.1 million in 2018 related to the 364-Day Senior Unsecured Bridge Facility which was secured in connection with the Power Products acquisition as discussed in Note 16 – Debt in the Notes to Consolidated Financial Statements.

Income tax provision for 2019 was $80.3 million and includes a net charge of $17.5 million related to the settlement of the Company's qualified defined benefit plans. The tax impact of this action consisted of a tax benefit of $73.9 million from the pension settlement charge, which was netted against a tax charge of $91.4 million resulting from the release of disproportionate tax effects in Accumulated Other Comprehensive Income. Additionally, the income tax provision for 2019 included a net benefit of $17.2 million, primarily related favorable rate change impacts on state deferred tax assets as well as a reassessment of the state valuation allowance. The 2018 results reflect an income tax provision of $57.3 million which included a net benefit of $4.8 million primarily related to 2017 U.S. tax reform updates. The effective tax rate for 2019 and 2018 was 72.6 percent and 18.5 percent, respectively.

The Company's effective tax rate also reflects the benefit of having earnings from foreign entities that are in jurisdictions that have lower statutory tax rates than the U.S. with the most significant impact related to China and Poland, which have applicable statutory tax rates of 15 percent and 19 percent, respectively.

See Note 12 – Income Taxes in the Notes to Consolidated Financial Statements for further details on the impacts of the Tax Cuts and Jobs Act as well as a reconciliation of the Company's effective tax rate and statutory Federal income tax rate.

Due to the factors described in the preceding paragraphs, operating earnings increased, while net earnings from continuing operations and diluted earnings per common share from continuing operations decreased during 2019. Diluted earnings per common share from continuing operations benefited from common stock repurchases in both years.

Adjusted diluted earnings per common share from continuing operations increased in 2019. The following table is a summary of the factors described in the preceding paragraphs and their impact on diluted earnings per common share from continuing operations:

(in millions, except per share data)	2019	2018
Diluted earnings per common share from continuing operations	$0.36	$2.87
Restructuring, exit, impairment and other charges (A)	0.23	0.47
Pension settlement charge	3.62	—
Purchase accounting amortization	0.22	0.19
Sport Yacht & Yachts	0.07	0.51
Acquisition-related costs	0.02	0.17
Loss on early extinguishment of debt	0.01	—
Gain on sale of equity investment	—	(0.02)
Special tax items	(0.20)	(0.06)
Diluted earnings per common share from continuing operations, as adjusted	$4.33	$4.13

(A)	Includes IT transformation costs of $0.02 in 2019.

2018 vs. 2017

Net sales increased during 2018 when compared with 2017. Refer to the Marine Engine segment and Boat segment discussions for further details on the drivers of net sales changes.

Gross margin percent increased in 2018 when compared with 2017, reflecting favorable items including volume benefits and a favorable impact from changes in sales mix, resulting from new products. Partially offsetting these factors were the wind-down of the Sport Yacht and Yacht operations as well as purchase accounting amortization.

Selling, general and administrative expense and Research and development expense increased during 2018 when compared with 2017. Selling, general and administrative expense in 2018 included purchase accounting amortization associated with the Power Products acquisition and acquisition-related costs. Excluding these items, both line items reflected planned spending increases to support new product promotion and development, primarily in the Marine Engine segment.

During 2018, the Company recorded restructuring, exit and impairment charges of $54.8 million compared with $48.5 million in 2017. See Note 4 – Restructuring, Exit and Impairment Activities in the Notes to Consolidated Financial Statements for further details.

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

In 2017, the Company recorded $96.6 million of charges related to pension settlement payments as discussed in Note 17 – Postretirement Benefits in the Notes to Consolidated Financial Statements.

The Company recognized $(4.3) million and $(3.1) million in 2018 and 2017, respectively, in Other expense, net.

Net interest expense increased $19.3 million to $43.1 million in 2018 compared with 2017 as a result of debt activity in 2018 as discussed in Note 16 – Debt in the Notes to Consolidated Financial Statements.

The Company recognized an income tax provision of $57.3 million in 2018, which included a net benefit of $4.8 million primarily related to 2017 U.S. tax reform updates. The Company recognized an income tax provision of $111.6 million in 2017, which included net charges of $64.3 million mostly relating to the impact of U.S. tax reform, including the impact on deferred tax balances from the reduction in the statutory rate from 35 percent to 21 percent, along with an estimate of taxes payable on deemed unrepatriated foreign earnings. The effective tax rates for 2018 and 2017 were 18.5 percent and 52.4 percent, respectively. See Note 12 – Income Taxes in the Notes to Consolidated Financial Statements for further details.

Operating earnings, Net earnings from continuing operations and Diluted earnings per common share from continuing operations increased in 2018 when compared with 2017, primarily due to the factors discussed in the preceding paragraphs. Diluted earnings per common share from continuing operations benefited from common stock repurchases during both years.

Adjusted diluted earnings per common share from continuing operations increased in 2019. The following table is a summary of the factors described in the preceding paragraphs and their impact on diluted earnings per common share from continuing operations:

(in millions, except per share data)	2019	2018
Diluted earnings per common share from continuing operations	$2.87	$1.12
Restructuring, exit, impairment and other charges	0.47	0.36
Pension settlement charge	—	0.69
Purchase accounting amortization	0.19	—
Sport Yacht & Yachts	0.51	0.22
Acquisition-related costs	0.17	—
Gain on sale of equity investment	(0.02)	—
Special tax items	(0.06)	0.72
Diluted earnings per common share from continuing operations, as adjusted	$4.13	$3.11

Segments

The Company has two reportable segments: Marine Engine and Boat. Refer to Note 6 – Segment Information in the Notes to Consolidated Financial Statements for details on the segment operations.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the years ended December 31, 2019, 2018 and 2017:

				2019 vs. 2018		2018 vs. 2017
(in millions)	2019	2018	2017	$	%	$	%
Net sales	$3,073.5	$2,993.6	$2,631.8	$79.9	2.7%	$361.8	13.7%
Restructuring, exit and impairment charges (A)	4.7	—	—	4.7	NM	—	NM
Operating earnings (B)	497.1	454.4	411.3	42.7	9.4%	43.1	10.5%
Operating margin	16.2%	15.2%	15.6%		100 bpts		(40) bpts

NM = not meaningful
bpts = basis points

(A)	See Note 4 – Restructuring, Exit and Impairment Activities in the Notes to Consolidated Financial Statements for further details.
(B) Includes $28.7 million and $21.2 million in 2019 and 2018, respectively, of purchase accounting amortization and $13.8 million of acquisition-related costs in 2018.

2019 vs. 2018

The Marine Engine segment reported net sales increases in 2019, including benefits from the Power Products acquisition, which had an accretive impact of 5 percentage points to the segment's revenue growth rate. The propulsion business benefited from continued robust demand for higher horsepower engines, particularly in the 175 to 300 horsepower categories introduced in 2018 and the 400 and 450 horsepower engines released in 2019, but overall sales performance declined due to lower sales of outboard engines 150 horsepower and below and sterndrive engines. The marine parts and accessories business continued its steady performance in the year 2019. International net sales were 31 percent of the segment's net sales in 2019 and international net sales, excluding Power Products, were up 6 percent versus the prior year on a GAAP basis as well as on a constant currency basis and excluding the impact of the Power Products acquisition. International net sales increases were driven by Europe, Asia-Pacific and Rest-of-World regions, partially offset by declines in Canada.

Marine Engine segment operating earnings for the year increased as a result of benefits from the Power Products acquisition, favorable changes in sales mix, described above, and cost control measures. Additionally, the operating earnings increase included favorable comparisons versus the prior year due to unfavorable plant efficiencies associated with production ramp-up for new products, warehouse management integration in the first half of 2018, and acquisition-related costs related to the Power Products acquisition in 2018. Partially offsetting these positive factors were the impact of tariffs, unfavorable changes in foreign exchange rates and volume declines.

2018 vs. 2017

Marine Engine segment net sales benefited from significant growth in both the propulsion and marine parts and accessories businesses. Propulsion benefited from organic growth as a result of robust demand for new, higher horsepower outboard products. The marine parts and accessories business benefited from contributions from Power Products as well as steady organic growth in both the products and distribution businesses. Acquisitions completed in 2018 and 2017 accounted for approximately 4 percentage points of the Marine Engine segment's overall revenue growth rate in 2018. International net sales were 30 percent of the segment's net sales in 2018 and increased 13 percent from the prior year on a GAAP basis. On a constant currency basis and excluding acquisitions, international net sales increased 6 percent in 2018, which included gains in all international regions.

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

Boat Segment

The following table sets forth Boat segment results for the years ended December 31, 2019, 2018 and 2017:

				2019 vs. 2018		2018 vs. 2017
(in millions)	2019	2018	2017	$	%	$	%
Boat segment:
Net sales (A)	$1,333.8	$1,471.3	$1,490.6	$(137.5)	(9.3)%	$(19.3)	(1.3)%
Restructuring, exit and impairment charges (B)	9.6	54.1	48.6	(44.5)	(82.3)%	5.5	11.3%
Operating earnings (loss) (A) (C)	58.0	(12.5)	5.3	70.5	NM	(17.8)	NM
Operating margin	4.3%	(0.8)%	0.4%		510 bpts		(120) bpts

Sport Yacht and Yacht operations:
Net sales (A)	(0.7)	49.4	151.6	(50.1)	NM	(102.2)	(67.4)%
Restructuring, exit and impairment charges (B)	—	49.4	23.3	(49.4)	NM	26.1	NM
Operating loss	(7.8)	(107.8)	(55.2)	100.0	92.8%	(52.6)	NM
Operating margin	NM	NM	(36.4)%		NM		NM

NM = not meaningful
bpts = basis points

(A)
During 2019, results included $(0.7) million of charges within Net sales related to estimated retail sales incentives to support the sale of sport yachts and yachts currently in the dealer pipeline. During 2018, results included $16.0 million of charges within Net sales to support the sale of sport yachts and yachts in the dealer pipeline at that time. There were no comparable charges in 2017.

(B)	See Note 4 – Restructuring, Exit and Impairment Activities in the Notes to Consolidated Financial Statements for further details.

(C)	2019 results include $2.6 million of acquisition-related costs and $0.8 million of purchase accounting amortization related to the Freedom Boat Club acquisition.

2019 vs. 2018

Boat segment net sales decreased versus 2018, reflecting planned pipeline reductions in the aluminum freshwater and saltwater fishing boat categories and the exit of Sport Yacht and Yacht operations. Excluding the impact of Sport Yacht and Yacht operations, recreational fiberglass net sales increased as a result of improvement at Sea Ray, with a more favorable mix toward boats with expanded content driving sales. The planned reductions in wholesale unit shipments in the aluminum freshwater boat category were in response to a challenging retail market environment in the first half of the year, due in part to unfavorable weather conditions. Premium boat brands, including Boston Whaler, Sea Ray and Lund, all performed strongly at retail in their key product categories. International sales were 24 percent of the segment's net sales in 2019 and decreased 7 percent on a GAAP basis. On a constant currency basis, international sales decreased 5 percent primarily due to declines in Europe and Asia-Pacific.

Boat segment operating earnings comparisons between 2019 and 2018 reflect reduced losses associated with the exit of the Sport Yacht and Yacht operations. Excluding this factor, operating earnings decreased as a result of lower volume, higher retail discounts required to lower pipelines during the second-half of the year and planned spending on profit improvement initiatives. Additionally, comparisons were negatively impacted by less favorable plant efficiencies at certain of our boat facilities in the first quarter of 2019 versus 2018, due in part to new product integrations. These negative factors excluded benefits from cost control measures.

2018 vs. 2017

Boat segment net sales decreased slightly in 2018 compared with the same prior year period, primarily as a result of the winding down of Sport Yacht and Yacht operations during 2018. Sport Yacht and Yacht sales negatively affected sales comparisons by 7 percent. Net sales for the segment benefited from strong growth in the saltwater fishing category, due in part to the impact of new products in 2018 and of hurricane activity on 2017 results. Net sales growth excluding Sport Yacht and Yacht operations was solid for the recreational fiberglass category, led by continued sales growth for Sea Ray Sport Boats and Cruisers. Aluminum freshwater reported solid growth as strong sales increases in pontoon boats were partially offset by continued weakness at Lowe due to the transition of distribution away from Cabela's and lower sales into Canada due to the impact of retaliatory tariffs on wholesale shipments. Global wholesale boat shipments were down, but sales increases were aided by higher average selling prices as customers continued to migrate to boats with more content and higher horsepower engines, as well as growth in premium brands, which outpaced the performance of value product lines. In addition, price increases were implemented in response to cost inflation, particularly in aluminum fishing boats and pontoons. International net sales were 24 percent of the segment's net sales in 2018, a decrease of 6 percent from the prior year on a GAAP basis. On a constant currency basis and excluding Sport Yacht and Yacht operations, international net sales decreased 3 percent when compared with the same prior year period, mainly due to declines in Rest-of-World regions.

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

Corporate/Other

The following table sets forth Corporate/Other results for the years ended December 31, 2019, 2018 and 2017:

				2019 vs. 2018		2018 vs. 2017
(in millions)	2019	2018	2017	$	%	$	%
Restructuring, exit, impairment and other charges (A) (B)	$6.7	$0.7	$—	$6.0	NM	$0.7	NM
Operating loss	(84.1)	(86.4)	(86.3)	2.3	2.7%	(0.1)	(0.1)%

NM = not meaningful

(A)	See Note 4 – Restructuring, Exit and Impairment Activities in the Notes to Consolidated Financial Statements for further details.
(B) 2019 includes $2.2 million of IT transformation costs resulting from the Fitness separation.

Corporate operating expenses decreased in 2019 compared with 2018 primarily as a result of several factors which included cost containment measures largely completed by the end of the third quarter of 2019, partially offset by higher restructuring, exit, impairment and other charges. Corporate expenses were relatively flat in 2018 compared with 2017.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the years ended December 31, 2019, 2018 and 2017:

(in millions)	2019	2018	2017
Net cash provided by operating activities of continuing operations	$475.3	$274.5	$307.7
Net cash provided by (used for):
Plus: Capital expenditures	(232.6)	(180.2)	(178.0)
Plus: Proceeds from the sale of property, plant and equipment	7.3	0.4	7.9
Plus: Effect of exchange rate changes on cash and cash equivalents	0.4	(5.0)	6.9
Less: Cash impact of Sport Yacht and Yacht operations, net of tax	—	(53.7)	(10.9)
Total free cash flow from continuing operations (A)	$250.4	$143.4	$155.4

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

2019 Cash Flow

Net cash provided by operating activities of continuing operations in 2019 totaled $475.3 million versus $274.5 million in the comparable period of 2018. This comparison reflected lower pension contributions and higher net earnings, net of non-cash items (pension settlement charges, depreciation and amortization, impairments and income tax impacts not yet realized in cash) in 2019, which were partially offset by unfavorable working capital usage trends.

The primary drivers of the cash provided by operating activities of continuing operations in 2019 were net earnings net of non-cash expense items, partially offset by an increase in working capital. Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Consolidated Balance Sheets, excluding the impact of acquisitions and non-cash adjustments. Inventory increased $50.5 million primarily related to finished goods in the Marine Engine segment, to support higher sales volumes after pipeline reduction efforts in 2019. Accrued expenses decreased $44.7 million, Accounts payable decreased $32.7 million and Accounts and notes receivable decreased $41.4 million primarily as a result of lower sales in the fourth quarter.

Net cash used for investing activities of continuing operations was $287.0 million, which included capital expenditures of $232.6 million and cash paid for the acquisition of Freedom Boat Club of $64.1 million. See Note 5 – Acquisitions in the Notes to Consolidated Financial Statements for further details on the Freedom Boat Club acquisition. The Company's capital spending focused on investments in capacity expansion initiatives mostly in the Marine Engine segment as well as new products. Net cash provided by investing activities of discontinued operations was $481.7 million and mainly related to proceeds from the sale of the Fitness business.

Net cash used for financing activities was $600.8 million and primarily related to common stock repurchases, net payments from issuances of long-term debt and cash dividends paid to common shareholders. Refer to Note 15 – Debt in the Notes to Consolidated Financial Statements for further details on the Company's debt activity during the year ended December 31, 2019.

2018 Cash Flow

In 2018, net cash provided by operating activities of continuing operations totaled $274.5 million. The primary driver of the cash provided by operating activities was net earnings from continuing operations net of non-cash expense items. Additionally, the Company made discretionary pension contributions of $163.8 million to its qualified and nonqualified defined benefit plans in connection with its plan termination activities. An increase in working capital had a negative effect on net cash provided by operating activities. Net inventories increased by $82.4 million, primarily driven by increases in the Marine Engine segment due to increased production associated with new outboard products. Accounts receivable increased by $30.2 million as a result of strong year-over-year sales increases in the fourth quarter in the Company's Marine Engine segment. Partially offsetting these items were increases in Accounts payable of $61.4 million, mostly related to higher expenditures in the Marine Engine segment to support higher production, and Accrued expenses of $17.6 million primarily due to customer rebates attributable to increased sales volume.

Net cash used for investing activities of continuing operations during 2018 totaled $1,098.4 million, which included cash paid for the acquisition of Power Products, net of cash acquired, of $909.6 million. See Note 5 – Acquisitions in the Notes to Consolidated Financial Statements for further details on the Power Products acquisition. In addition, capital expenditures totaled $180.2 million. The Company's capital spending focused on investments in new products as well as capacity expansion initiatives. Net cash used for investing activities also included $8.8 million of investments which primarily related to the Company's marine joint ventures.

Net cash provided by financing activities was $620.5 million during 2018. The cash inflow was mainly due to $793.5 million of net proceeds from debt activity in connection with the Power Products acquisition, partially offset by common stock repurchase activity and cash dividends paid to common shareholders. Refer to Note 16 – Debt in the Notes to Consolidated Financial Statements for further details on the Company's debt activity.

Liquidity and Capital Resources

The Company views its highly liquid assets as of December 31, 2019 and 2018 as:

(in millions)	2019	2018
Cash and cash equivalents	$320.3	$294.4
Short-term investments in marketable securities	0.8	0.8
Total cash, cash equivalents and marketable securities	$321.1	$295.2

The following table sets forth an analysis of Total liquidity as of December 31, 2019 and 2018:

(in millions)	2019	2018
Cash, cash equivalents and marketable securities	$321.1	$295.2
Amounts available under lending facilities(A)	387.9	396.1
Total liquidity (B)	$709.0	$691.3

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

Cash, cash equivalents and marketable securities totaled $321.1 million as of December 31, 2019, an increase of $25.9 million from $295.2 million as of December 31, 2018. Total debt as of December 31, 2019 and December 31, 2018 was $1,109.3 million and $1,220.8 million, respectively. The Company's debt-to-capitalization ratio increased to 46.0 percent as of December 31, 2019, from 43.5 percent as of December 31, 2018 as debt reductions during the year were more than offset by the impact of share repurchases funded with Fitness sale proceeds.

In June and July of 2019, the Company announced cost reduction measures to drive greater efficiency and reduce its annual operating costs. These actions are expected to reduce costs by approximately $50 million on an annual run-rate basis. The cost reduction initiative was largely completed at the end of 2019. Refer to Note 4 – Restructuring, Exit and Impairment Activities in the Notes to Consolidated Financial Statements for further information.

Consistent with the Company's plan to reduce substantially all of its near-term maturity debt in 2019, in the first quarter of 2019 the Company issued $230 million of 30-year senior notes and used $150 million of the proceeds to retire its 3-year term loan due 2021. Additionally, in the third quarter of 2019 the Company retired its $150.0 million of senior notes due 2021.

During 2019, the Company borrowed a total of $655.0 million under the Credit Facility, all of which was repaid during the period. The maximum amount utilized under the Credit Facility during the period, including letters of credit outstanding, was $258.6 million. The Company did not borrow under the Credit Facility during 2018.

Refer to Note 15 – Debt in the Notes to Consolidated Financial Statements for further details on the Company's debt activity during 2019.

Management believes that the Company has adequate sources of liquidity to meet the Company's short-term and long-term needs.

The Company received net proceeds of approximately $470 million from the sale of its Fitness business in the second quarter of 2019 and revised its capital strategy. As a result, the Company's Board of Directors authorized an additional $600 million of share repurchases in 2019, including $450 million announced in the second quarter of 2019 and an additional $150 million announced on July 16, 2019. The Company repurchased approximately $400 million of shares 2019, bringing the total remaining authorization to approximately $235 million as of December 31, 2019.

During 2019 and 2018 the company contributed $3.5 million and $160.0 million, respectively, to its qualified pension plans and contributed $4.4 million and $3.8 million, respectively, to fund benefit payments to its nonqualified pension plan.

In 2019, settlement payments were made from the Company's defined benefit plans to fully exit the plans through group annuity contracts or lump-sum payments to certain participants. As a result of this action, the Company incurred a non-cash, after-tax pension settlement charge of $310.3 million, including the recognition of actuarial losses as well as certain income tax consequences.

See Note 17 – Postretirement Benefits in the Notes to Consolidated Financial Statements for more details.

2020 Cash Flow Outlook and Capital Plan

The Company plans to continue executing against a balanced capital strategy in 2020, leveraging its strong free cash flow generation. The Company is projecting an increase in net earnings in 2020 when compared with 2019. Net working capital activity is projected to reflect a usage of cash in 2020 in the range of $30 million to $50 million. Additionally, the Company is planning for capital expenditures of approximately $200 million to $220 million, including investments in new products across all businesses, cost reduction and automation projects, and additional capacity in the propulsion business. Including these and other factors, the Company plans to generate free cash flow in 2020 in excess of $325 million.

The 2020 plan includes debt reduction of approximately $100 million, with estimated interest expense of $65 million. The plan also includes approximately $100 million of share repurchases spread relatively evenly throughout the year. Quarterly dividend payments are anticipated to be $0.24 per share, consistent with current levels.

The Company expects its cash tax rate to be in the low-to-mid-teens percentage range in 2020.

Financial Services

Refer to Note 10 – Financing Joint Venture in the Notes to Consolidated Financial Statements for more information about the Company's financial services.

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

Contractual Obligations

The following table sets forth a summary of the Company's contractual cash obligations as of December 31, 2019:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Debt (A)	$1,133.6	$41.3	$79.4	$307.6	$705.3
Interest payments on long-term debt	1,163.3	65.0	125.8	102.4	870.1
Operating leases (B)	101.4	22.5	37.5	27.0	14.4
Purchase obligations (C)	48.9	47.0	1.8	0.1	—
Deferred management compensation (D)	25.3	5.1	6.0	6.0	8.2
Other long-term liabilities (E)	108.3	16.3	49.0	27.6	15.4
Total contractual obligations	$2,580.8	$197.2	$299.5	$470.7	$1,613.4

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

(E)
Other long-term liabilities primarily includes long-term warranty contracts, future projected payments related to the Company's nonqualified pension plans and deferred revenue. The Company is not required to make contributions to the qualified pension plan in 2019.

Legal Proceedings

See Note 13 – Commitments and Contingencies in the Notes to Consolidated Financial Statements.

Environmental Regulation

In its Marine Engine segment, Brunswick continues to develop engine technologies to reduce engine emissions to comply with current and future emissions requirements. The Boat segment continues to pursue fiberglass boat manufacturing technologies and techniques to reduce air emissions at its boat manufacturing facilities. The costs associated with these activities may have an adverse effect on segment operating margins and may affect short-term operating results. Environmental regulatory bodies in the United States and other countries may impose more stringent emissions standards and/or other environmental regulatory requirements than are currently in effect. Using its environmental management system processes to drive sustainable, responsible practices, the Company complies with current regulations and expects to comply fully with any new regulations; compliance will most likely increase the cost of these products for the Company and the industry, but is not expected to have a material adverse effect on Brunswick's competitive position.
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

If the fair value of a reporting unit does not meet the "more likely than not" criteria discussed above, the Company performs a quantitative assessment which begins by measuring the fair value of the reporting unit. If the carrying value of the reporting unit exceeds its fair value, a goodwill impairment is recorded equal to the carrying value of the reporting unit less its fair value, not to exceed the carrying value of goodwill.

The Company calculates the fair value of its reporting units considering both the income approach and the guideline public company method. The income approach calculates the fair value of the reporting unit using a discounted cash flow approach utilizing a Gordon Growth model. Internally forecasted future cash flows, which the Company believes reasonably approximate market participant assumptions, are discounted using a weighted average cost of capital (Discount Rate) developed for each reporting unit. The Discount Rate is developed using market observable inputs, as well as considering whether or not there is a measure of risk related to the specific reporting unit’s forecasted performance. Fair value under the guideline public company method is determined for each unit by applying market multiples for comparable public companies to the unit’s current and forecasted financial results. The key uncertainties in these calculations are the assumptions used in determining the reporting unit’s forecasted future performance, including revenue growth and operating margins, as well as the perceived risk associated with those forecasts in determining the Discount Rate, along with selecting representative market multiples.

The Company did not record any goodwill impairments in 2019, 2018 or 2017 in continuing operations. Refer to Note 3 – Discontinued Operations for further information on the Fitness goodwill impairment recorded during 2019.

Other intangible assets. The Company's primary intangible assets are customer relationships and trade names acquired in business combinations. Intangible assets are initially valued using a methodology commensurate with the intended use of the asset. The customer relationships including those acquired in the Power Products acquisition, which constitute the majority of the Company's customer relationships, were valued using the income approach, specifically the multi-period excess earnings method (MPEEM). The fair value of trade names, including the Power Products trade names, is measured using a relief-from-royalty (RFR) approach, which assumes the value of the trade name is the discounted amount of cash flows that would be paid to third parties had the Company not owned the trade name and instead licensed the trade name from another company. Higher royalty rates are assigned to premium brands within the marketplace based on name recognition and profitability, while other brands receive lower royalty rates. The basis for future sales projections for both the RFR and MPEEM are based on internal revenue forecasts by brand, which the Company believes represent reasonable market participant assumptions. The future cash flows are discounted using an applicable Discount Rate as well as any potential risk premium to reflect the inherent risk of holding a standalone intangible asset.

The key uncertainties in the RFR and MPEEM calculations, as applicable, are: assumptions used in developing internal revenue growth and expense forecasts, assumed customer attrition rates, the selection of an appropriate royalty rate, as well as the perceived risk associated with those forecasts in determining the Discount Rate.

The costs of amortizable intangible assets are recognized over their expected useful lives, typically between three and fifteen years, using the straight-line method. Intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets described below. Intangible assets not subject to amortization are assessed for impairment at least annually and whenever events or changes in circumstances indicate that it is more likely than not that an asset may be impaired. The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset.

Refer to Note 5 – Acquisitions and Note 11 – Goodwill and Other Intangibles in the Notes to Consolidated Financial Statements for more information.

Long-Lived Assets. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of its definite-lived intangible assets and other long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. Once an impairment indicator is identified, the Company tests for recoverability of the related asset group using an estimate of undiscounted cash flows over the asset group's remaining life. If an asset group's carrying value is not recoverable, the Company records an impairment loss based on the excess of the carrying value of the asset group over the long-lived asset group's fair value. Fair value is determined using observable inputs, including the use of appraisals from independent third parties, when available, and, when observable inputs are not available, based on the Company's assumptions of the data that market participants would use in pricing the asset, based on the best information available in the circumstances. Specifically, the Company uses discounted cash flows to determine the fair value of the asset when observable inputs are unavailable. The Company tested its long-lived asset balances for impairment as indicators arose during 2019, 2018 and 2017, resulting in impairment charges of $3.0 million, $12.7 million and $31.0 million, respectively, which are recognized in Restructuring, exit and impairment charges in the Consolidated Statements of Operations.

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

Recent Accounting Pronouncements

See Note 1 – Significant Accounting Policies in the Notes to Consolidated Financial Statements for the recent accounting pronouncements that have been adopted during the year ended December 31, 2019, or will be adopted in future periods.

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

The Company uses foreign currency forward and option contracts to manage foreign exchange rate exposure related to anticipated transactions, and assets and liabilities that are subject to risk from foreign currency rate changes. The Company's principal currency exposures mainly relate to the Euro, Japanese Yen, Canadian dollar, Australian dollar, and the Brazilian Real. The Company hedges certain anticipated transactions with financial instruments whose maturity date, along with the realized gain or loss, occurs on or near the execution of the anticipated transaction. The Company manages foreign currency exposure of certain assets or liabilities through the use of derivative financial instruments such that the gain or loss on the derivative financial instrument offsets the loss or gain recognized on the underlying asset or liability, respectively.

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

(in millions)	2019	2018
Risk Category
Foreign exchange	$34.5	$35.1
Interest rates	—	1.5

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

Management's Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included a report of management's assessment of the effectiveness of its internal control over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Management's report is included in the Company's 2019 Financial Statements under the captions entitled “Report of Management on Internal Control Over Financial Reporting” and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information pursuant to this Item with respect to our Directors, the Company's Audit Committee, and the Company's code of ethics is incorporated by reference from the discussion under the headings Proposal No. 1: Election of Directors and Corporate Governance in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2020 (Proxy Statement).

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

4.1	Description of the Company's Securities Registered Pursuant to Section 12 of the Exchange Act.
4.2
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

4.4
Second Supplemental Indenture, dated as of December 3, 2018, between the Company and U.S. Bank National Association, as Trustee, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on December 3, 2018 and hereby incorporated by reference.

4.5
Third Supplemental Indenture, dated as of March 4, 2019, between the Company and U.S. Bank National Association, as Trustee, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 4, 2019, and hereby incorporated by reference.

4.6
Form of Global Note for the 6.500% Senior Notes due 2048, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 3, 2018 and hereby incorporated by reference.

4.7
Form of Global Note for the 6.625% Senior Notes due 2049, filed as Exhibit 4.3 to the Form 8-A filed with the Securities and Exchange Commission on December 3, 2018, and hereby incorporated by reference.

4.8	Form of Global Note for the 6.375% Senior Notes due 2049, filed as Exhibit 4.3 to the Form 8-A filed with the Securities and Exchange Commission on March 4, 2019, and hereby incorporated by reference.
4.9
Indenture, dated as of March 15, 1987, between the Company and Continental Illinois National Bank and Trust Company of Chicago, filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1987, and hereby incorporated by reference.

4.10
Officers' Certificate setting forth terms of the Company's $125,000,000 principal amount of 7 3/8% Debentures due September 1, 2023, filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for 1993 as filed with the Securities and Exchange Commission on March 29, 1994, and hereby incorporated by reference.

4.11
Form of the Company's $200,000,000 principal amount of 7 1/8% Notes due August 1, 2027, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 21, 1997, and hereby incorporated by reference.

4.12
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

10.3
Extension Amendment, dated as of November 12, 2019, amending the Amended and Restated Credit Agreement, dated as of March 21, 2011, as amended and restated as of June 26, 2014, as further amended and restated as of June 30, 2016, as further amended as of July 13, 2018 and as further amended and restated as of September 26, 2018, among the Company, the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2019 and hereby incorporated by reference.

10.4
First Amendment, dated September 26, 2018, to the Term Loan Credit Agreement, dated as of August 7, 2018, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2018 and hereby incorporated by reference.

10.5
Form of Dealer Agreement between Brunswick Corporation and the Dealer party thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 19, 2019, and hereby incorporated by reference.

10.6*
Terms and Conditions of Employment Agreement for David M. Foulkes, effective January 1, 2019, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2018 and hereby incorporated by reference.

10.7*	Form of Officer Terms and Conditions of Employment.
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

10.10*
Brunswick Corporation 2003 Stock Incentive Plan, as amended and restated, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2010, as filed with the Securities and Exchange Commission on May 7, 2010, and hereby incorporated by reference.

10.11*
1997 Stock Plan for Non-Employee Directors, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, as filed with the Securities and Exchange Commission on November 13, 1998, and hereby incorporated by reference.

10.12*
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

10.17*
2017 Stock-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2017 as filed with the Securities and Exchange Commission on May 4, 2017 and hereby incorporated by reference.

10.18*
2018 Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, as filed with the Securities and Exchange Commission on May 3, 2018, and hereby incorporated by reference.

10.19*
2018 Performance Share Grant Terms and Conditions for Select Key Employees Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, as filed with the Securities and Exchange Commission on May 3, 2018, and hereby incorporated by reference.

10.20*
2018 Stock-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, as filed with the Securities and Exchange Commission on May 3, 2018, and hereby incorporated by reference.

10.21*
2018 Cash-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, as filed with the Securities and Exchange Commission on May 3, 2018, and hereby incorporated by reference.

10.22*
2018 Stock-Settled Restricted Stock Unit Grant Terms and Conditions for Select Key Employees Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, as filed with the Securities and Exchange Commission on May 3, 2018, and hereby incorporated by reference.

10.23*
2019 Brunswick Performance Plan Summary Terms and Conditions, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2019, as filed with the Securities and Exchange Commission on May 1, 2019, and hereby incorporated by reference.

10.24*
2019 Stock-Settled Restricted Stock Unit Grant Terms and Conditions for Select Key Employees Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2019, as filed with the Securities and Exchange Commission on May 1, 2019, and hereby incorporated by reference.

10.25*
2019 Stock-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2019, as filed with the Securities and Exchange Commission on May 1, 2019, and hereby incorporated by reference.

10.26*
2019 Cash-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2019, as filed with the Securities and Exchange Commission on May 1, 2019, and hereby incorporated by reference.

10.27*
2019 Cash-Settled Restricted Stock Unit Grant Terms and Conditions for Select Key Employees Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2019, as filed with the Securities and Exchange Commission on May 1, 2019, and hereby incorporated by reference.

10.28*
2019 Stock-Settled Stock Appreciation Right Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2019, as filed with the Securities and Exchange Commission on May 1, 2019, and hereby incorporated by reference.

10.29*
Brunswick Corporation 2005 Automatic Deferred Compensation Plan as amended and restated effective January 1, 2018, filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2019, as filed with the Securities and Exchange Commission on May 1, 2019, and hereby incorporated by reference.

10.30*	2020 Brunswick Performance Plan Summary Terms and Conditions.
10.31*	2020 Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan.
10.32*	2020 Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan --TSR Participants.

10.33*	2020 Stock-Settled Restricted Stock Unit Grant Terms and Conditions for Select Key Employees Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan.
10.34*	2020 Stock-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan.
10.35*	2020 Cash-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan.
10.36*	2020 Cash-Settled Restricted Stock Unit Grant Terms and Conditions for Select Key Employees Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan.
12.1	Ratios.
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.1	Cover Page Interactive Data File, formatted in Inline XBRL, is contained in Exhibit 101.

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

Based on the Company's evaluation under the framework in Internal Control - Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its attestation report, which is included herein.

Brunswick Corporation
Mettawa, Illinois
February 18, 2020

BRUNSWICK CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Brunswick Corporation
Mettawa, Illinois
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Brunswick Corporation  and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 18, 2020, expressed an unqualified opinion on those financial statements.
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
/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 18, 2020

BRUNSWICK CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Brunswick Corporation
Mettawa, Illinois
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Brunswick Corporation and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Power Products Trade Name Intangible Assets-Refer to Notes 1 and 11 to the financial statements
Critical Audit Matter Description
As of December 31, 2019, the carrying value of the Power Products trade name intangible assets was $111 million. Management assesses the recoverability of the Power Products trade name intangible assets at least annually by estimating the fair value of the trade name and comparing this fair value to the carrying value. The determination of the fair value requires management to make significant estimates and assumptions related to royalty rates, discount rates, and forecasts of future Power Products revenues.
How the Critical Audit Matter Was Addressed in the Audit

•
We tested the effectiveness of controls over management’s intangible assets impairment evaluation, including those over the determination of the fair value of the Power Products trade name, such as controls related to management’s forecasts of future Power Products revenues and selection of the royalty and discount rates.

•	We evaluated management’s ability to accurately forecast future Power Products revenues by comparing actual Power Products revenues to management’s historical forecasts.

•	We evaluated the reasonableness of management’s forecasts of future Power Products revenues by comparing management’s forecasts to:

–	Historical revenues.

–	Internal strategic forecasts presented to management and the Board of Directors.

–	Forecasted information included in Company press releases as well as in analyst and industry reports of the Company and selected companies in its peer group.

•	With the assistance of our fair value specialists, we evaluated the reasonableness of the royalty and discount rates by:

–	Testing the source information underlying the determination of the royalty and discount rates and the mathematical accuracy of the calculation.

–	Developing a range of independent estimates and comparing those to the royalty and discount rates selected by management.

Chicago, Illinois
February 18, 2020

We have served as the Company’s auditor since 2014.

BRUNSWICK CORPORATION Consolidated Statements of Operations

	For the Years Ended December 31
(in millions, except per share data)	2019	2018	2017
Net sales	$4,108.4	$4,120.9	$3,802.2
Cost of sales	2,987.4	3,073.9	2,853.6
Selling, general and administrative expense	509.6	515.2	458.1
Research and development expense	121.6	121.5	111.6
Restructuring, exit and impairment charges	18.8	54.8	48.6
Operating earnings	471.0	355.5	330.3
Equity earnings	7.3	7.7	6.1
Pension settlement charge	(292.8)	—	(96.6)
Other expense, net	(2.1)	(4.3)	(3.1)
Earnings before interest and income taxes	183.4	358.9	236.7
Interest expense	(76.0)	(46.0)	(26.4)
Interest income	3.3	2.9	2.6
Transaction financing charges	—	(5.1)	—
Earnings before income taxes	110.7	310.7	212.9
Income tax provision	80.3	57.3	111.6
Net earnings from continuing operations	30.4	253.4	101.3

Discontinued operations:
(Loss) Earnings from discontinued operations, net of tax	(117.5)	11.9	45.1
Loss on disposal of discontinued operations, net of tax	(43.9)	—	—
(Loss) earnings from discontinued operations, net of tax	(161.4)	11.9	45.1
Net (loss) earnings	$(131.0)	$265.3	$146.4

Earnings (loss) per common share:
Basic
Earnings from continuing operations	$0.36	$2.89	$1.13
(Loss) Earnings from discontinued operations	(1.90)	0.14	0.51
Net (loss) earnings	$(1.54)	$3.03	$1.64

Diluted
Earnings from continuing operations	$0.36	$2.87	$1.12
(Loss) Earnings from discontinued operations	(1.89)	0.14	0.50
Net (loss) earnings	$(1.53)	$3.01	$1.62

Weighted average shares used for computation of:
Basic earnings (loss) per common share	85.2	87.6	89.4
Diluted earnings (loss) per common share	85.6	88.2	90.1
The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Consolidated Statements of Comprehensive Income

	For the Years Ended December 31
(in millions)	2019	2018	2017
Net (loss) earnings	$(131.0)	$265.3	$146.4
Other comprehensive income (loss), net of tax:
Foreign currency translation:
Foreign currency translation adjustments (A)	25.1	(17.3)	20.3
Less: foreign currency translation reclassified into Net earnings (loss) (B)	(13.8)	—	—
Net foreign currency translation	11.3	(17.3)	20.3
Defined benefit plans:
Net actuarial losses (A)	(11.3)	(3.3)	(8.1)
Amortization of prior service credits (B)	3.1	(0.5)	(0.5)
Amortization of net actuarial losses (B)	310.2	7.9	69.3
Net defined benefit plans	302.0	4.1	60.7
Derivatives:
Net deferred gains (losses) on derivatives (A)	3.6	7.3	(7.5)
Net (gains) losses reclassified into Net earnings (loss) (B)	(7.2)	2.6	1.3
Net activity for derivatives	(3.6)	9.9	(6.2)
Other comprehensive income (loss)	309.7	(3.3)	74.8
Comprehensive income	$178.7	$262.0	$221.2

(A) The tax effects for the year ended December 31, 2019 were $(0.7) million for foreign currency translation, $5.1 million for net actuarial losses arising during the period and $(1.4) million for derivatives. The tax effects for the year ended December 31, 2018 were $1.5 million for foreign currency translation, $1.2 million for net actuarial losses arising during the period and $(3.3) million for derivatives. The tax effects for the year ended December 31, 2017 were $(4.1) million for foreign currency translation, $5.4 million for net actuarial losses arising during the period and $3.4 million for derivatives.
(B) See Note 19 – Comprehensive Income (Loss) for the tax effects for the years ended December 31, 2019, December 31, 2018 and December 31, 2017.

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Consolidated Balance Sheets

	As of December 31
(in millions)	2019	2018
Assets
Current assets
Cash and cash equivalents, at cost, which approximates fair value	$320.3	$294.4
Restricted cash	11.6	9.0
Short-term investments in marketable securities	0.8	0.8
Total cash and short-term investments in marketable securities	332.7	304.2
Accounts and notes receivable, less allowances of $8.5 and $8.7	331.8	351.8
Inventories
Finished goods	554.3	490.8
Work-in-process	101.3	94.1
Raw materials	168.9	189.1
Net inventories	824.5	774.0
Prepaid expenses and other	36.8	72.9
Current assets held for sale	—	377.2
Current assets	1,525.8	1,880.1

Property
Land	17.8	16.5
Buildings and improvements	415.4	359.8
Equipment	1,090.1	983.0
Total land, buildings and improvements and equipment	1,523.3	1,359.3
Accumulated depreciation	(863.8)	(791.9)
Net land, buildings and improvements and equipment	659.5	567.4
Unamortized product tooling costs	136.9	127.1
Net property	796.4	694.5

Other assets
Goodwill	415.0	377.3
Other intangibles, net	583.5	585.8
Equity investments	29.5	32.6
Deferred income tax asset	118.7	97.8
Operating lease assets	83.2	—
Other long-term assets	12.3	13.1
Long-term assets held for sale	—	610.3
Other assets	1,242.2	1,716.9

Total assets	$3,564.4	$4,291.5

BRUNSWICK CORPORATION Consolidated Balance Sheets

	As of December 31
(in millions)	2019	2018
Liabilities and shareholders’ equity
Current liabilities
Short-term debt and current maturities of long-term debt	$41.3	$41.3
Accounts payable	393.5	458.2
Accrued expenses	509.6	502.1
Current liabilities held for sale	—	255.0
Current liabilities	944.4	1,256.6

Long-term liabilities
Debt	1,068.0	1,179.5
Operating lease liabilities	70.1	—
Postretirement benefits	73.6	71.6
Other	107.4	101.6
Long-term liabilities held for sale	—	99.6
Long-term liabilities	1,319.1	1,452.3

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares; outstanding: 79,569,000 and 86,757,000 shares	76.9	76.9
Additional paid-in capital	369.2	371.1
Retained earnings	1,931.3	2,135.7
Treasury stock, at cost: 22,969,000 and 15,781,000 shares	(1,023.1)	(638.0)
Accumulated other comprehensive loss, net of tax:
Foreign currency translation	(37.6)	(48.9)
Defined benefit plans:
Prior service credits	(3.0)	(6.1)
Net actuarial losses	(7.3)	(306.2)
Unrealized losses on derivatives	(5.5)	(1.9)
Accumulated other comprehensive loss, net of tax	(53.4)	(363.1)
Shareholders’ equity	1,300.9	1,582.6

Total liabilities and shareholders’ equity	$3,564.4	$4,291.5

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Consolidated Statements of Cash Flow

	For the Years Ended December 31
(in millions)	2019	2018	2017
Cash flows from operating activities
Net (loss) earnings	$(131.0)	$265.3	$146.4
Less: net (loss) earnings from discontinued operations, net of tax	(161.4)	11.9	45.1
Net earnings from continuing operations	30.4	253.4	101.3
Depreciation and amortization	138.7	124.0	87.1
Stock compensation expense	17.3	16.7	15.9
Pension expense including settlement charges, net of (funding)	293.3	(156.1)	32.2
Asset impairment charges	3.0	32.1	37.7
Deferred income taxes	(49.8)	31.0	92.2
Changes in certain current assets and current liabilities
Change in accounts and notes receivable	41.4	(30.2)	(30.7)
Change in inventory	(50.5)	(82.4)	(29.9)
Change in prepaid expenses and other, excluding income taxes	5.7	(8.9)	2.9
Change in accounts payable	(32.7)	61.4	21.7
Change in accrued expenses	(44.7)	17.6	13.5
Long-term extended warranty contracts and other deferred revenue	4.0	7.9	9.1
Income taxes	114.4	4.9	(48.0)
Other, net	4.8	3.1	3.2
Net cash provided by operating activities of continuing operations	475.3	274.5	308.2
Net cash (used for) provided by operating activities of discontinued operations	(41.1)	62.5	92.1
Net cash provided by operating activities	434.2	337.0	400.3

Cash flows from investing activities
Capital expenditures	(232.6)	(180.2)	(178.0)
Sales or maturities of marketable securities	—	—	35.0
Investments	2.4	(8.8)	(3.2)
Acquisition of businesses, net of cash acquired	(64.1)	(909.6)	(15.5)
Proceeds from the sale of property, plant and equipment	7.3	0.4	7.9
Other, net	—	(0.2)	—
Net cash used for investing activities of continuing operations	(287.0)	(1,098.4)	(153.8)
Net cash provided by (used for) investing activities of discontinued operations	481.7	(8.9)	(25.1)
Net cash provided by (used for) investing activities	194.7	(1,107.3)	(178.9)

Cash flows from financing activities
Proceeds from issuances of short-term debt	655.0	298.9	—
Payments of short-term debt	(655.0)	(300.0)	—
Net proceeds from issuances of long-term debt	223.6	794.6	—
Payments of long-term debt including current maturities	(341.0)	(12.6)	(3.0)
Common stock repurchases	(400.0)	(75.0)	(130.0)
Cash dividends paid	(73.4)	(67.8)	(60.6)
Proceeds from share-based compensation activity	2.8	1.4	6.2
Tax withholding associated with shares issued for share-based compensation	(12.1)	(12.5)	(14.8)
Other, net	(0.7)	(6.5)	—
Net cash (used for) provided by financing activities of continuing operations	(600.8)	620.5	(202.2)
Net cash used for financing activities of discontinued operations	—	—	(1.5)
Net cash (used for) provided by financing activities	(600.8)	620.5	(203.7)

Effect of exchange rate changes	0.4	(5.0)	6.9
Net increase (decrease) in Cash and cash equivalents and Restricted cash	28.5	(154.8)	24.6
Cash and cash equivalents and Restricted cash at beginning of period	303.4	458.2	433.6

Cash and cash equivalents and Restricted cash at end of period	331.9	303.4	458.2
Less: Restricted cash	11.6	9.0	9.4
Cash and cash equivalents at end of period	$320.3	$294.4	$448.8

Supplemental cash flow disclosures:
Interest paid	$79.5	$46.8	$33.0
Income taxes paid, net	$18.2	$21.7	$73.5

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Consolidated Statements of Shareholders' Equity

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2016	$76.9	$382.0	$1,881.0	$(465.2)	$(434.6)	$1,440.1
Net earnings	—	—	146.4	—	—	146.4
Other comprehensive income	—	—	—	—	74.8	74.8
Dividends ($0.685 per common share)	—	—	(60.6)	—	—	(60.6)
Compensation plans and other	—	(7.6)	—	19.8	—	12.2
Common stock repurchases	—	—	—	(130.0)	—	(130.0)
Balance, December 31, 2017	76.9	374.4	1,966.8	(575.4)	(359.8)	1,482.9
ASU No. 2014-09 adoption	—	—	(28.6)	—	—	(28.6)
Net earnings	—	—	265.3	—	—	265.3
Other comprehensive loss	—	—	—	—	(3.3)	(3.3)
Dividends ($0.78 per common share)	—	—	(67.8)	—	—	(67.8)
Compensation plans and other	—	(3.3)	—	12.4	—	9.1
Common stock repurchases	—	—	—	(75.0)	—	(75.0)
Balance, December 31, 2018	76.9	371.1	2,135.7	(638.0)	(363.1)	1,582.6
Net loss	—	—	(131.0)	—	—	(131.0)
Other comprehensive income	—	—	—	—	309.7	309.7
Dividends ($0.87 per common share)	—	—	(73.4)	—	—	(73.4)
Compensation plans and other	—	(1.9)	—	14.9	—	13.0
Common stock repurchases	—	—	—	(400.0)	—	(400.0)
Balance, December 31, 2019	$76.9	$369.2	$1,931.3	$(1,023.1)	$(53.4)	$1,300.9

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

Use of Estimates. The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States (GAAP) requires management to make certain estimates. Actual results could differ materially from those estimates. These estimates affect:

•The reported amounts of revenues and expenses during the reporting periods;
•The reported amounts of assets and liabilities at the date of the financial statements; and

•	The disclosure of contingent assets and liabilities at the date of the financial statements.

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
•Impairments of long-lived assets;
•Reserves related to restructuring, exit and impairment activities;
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

Restricted Cash. Restricted Cash is primarily related to cash deposited in a trust that is pledged as collateral against certain workers' compensation-related obligations to be restricted cash. Refer to Note 13 – Commitments and Contingencies for more information.

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

Inventories. Inventories are valued at the lower of cost or net realizable value, with net realizable value equal to the estimated selling price less the estimated costs to transact. Approximately 45 percent and 49 percent of the Company's inventories were determined by the first-in, first-out method (FIFO) at December 31, 2019 and December 31, 2018, respectively. Remaining inventories valued at the last-in, first-out method (LIFO) were $139.9 million and $135.5 million lower than the FIFO cost of inventories at December 31, 2019 and 2018, respectively. Inventory cost includes material, labor and manufacturing overhead. There were no liquidations of LIFO inventory layers in 2019, 2018 or 2017.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Property. Property, including major improvements and product tooling costs, is recorded at cost. Product tooling costs principally comprise the cost to acquire and construct various long-lived molds, dies and other tooling the Company uses in its manufacturing processes. Design and prototype development costs associated with product tooling are expensed as incurred. Maintenance and repair costs are also expensed as incurred. Depreciation is recorded over the estimated service lives of the related assets, principally using the straight-line method. Buildings and improvements are depreciated over a useful life of five to forty years. Equipment is depreciated over a useful life of two to twenty years. Product tooling costs are amortized over the shorter of the useful life of the tooling or the anticipated life of the applicable product, for a period up to eight years. The Company capitalizes interest on qualifying assets during the construction period and capitalized $5.0 million and $2.2 million in the periods ending December 31, 2019 and 2018, respectively. The Company presents capital expenditures on a cash basis within the Consolidated Statements of Cash Flows. There were $27.5 million and $65.0 million of unpaid capital expenditures within Accounts payable as of December 31, 2019 and 2018, respectively. The Company includes gains and losses recognized on the sale and disposal of property in either Selling, general and administrative expenses or Restructuring, exit and impairment charges as appropriate. The amount of gains and losses for the years ended December 31 were as follows:

(in millions)	2019	2018	2017
Gains on the sale of property	$1.8	$0.3	$0.7
Losses on the sale and disposal of property	(2.4)	(0.8)	(0.6)
Net (losses) gains on sale and disposal of property	$(0.6)	$(0.5)	$0.1

As of December 31, 2019 and 2018, the Company had $3.0 million and $8.9 million, respectively, of net assets classified as held-for-sale within Net property in the Consolidated Balance Sheets.

Software Development Costs for Internal Use. The Company expenses all software development and implementation costs incurred until the Company has determined that the software will result in probable future economic benefit and management has committed to funding the project. Once this is determined, external direct costs of material and services, payroll-related costs of employees working on the project and related interest costs incurred during the application development stage are capitalized. These capitalized costs are amortized over three to seven years. All other related costs, including training costs and costs to re-engineer business processes, are expensed as incurred.

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

If the fair value of a reporting unit does not meet the "more likely than not" criteria discussed above, the Company performs a quantitative assessment which begins by measuring the fair value of the reporting unit. If the carrying value of the reporting unit exceeds its fair value, a goodwill impairment is recorded equal to the carrying value of the reporting unit less its fair value, not to exceed the carrying value of goodwill.

The Company calculates the fair value of its reporting units considering both the income approach and the guideline public company method. The income approach calculates the fair value of the reporting unit using a discounted cash flow approach utilizing a Gordon Growth model. Internally forecasted future cash flows, which the Company believes reasonably approximate market participant assumptions, are discounted using a weighted average cost of capital (Discount Rate) developed for each reporting unit. The Discount Rate is developed using market observable inputs, as well as considering whether or not there is a measure of risk related to the specific reporting unit’s forecasted performance. Fair value under the guideline public company method is determined for each unit by applying market multiples for comparable public companies to the unit’s current and forecasted financial results. The key uncertainties in these calculations are the assumptions used in determining the reporting unit’s forecasted future performance, including revenue growth and operating margins, as well as the perceived risk associated with those forecasts in determining the Discount Rate, along with selecting representative market multiples.

The Company did not record any goodwill impairments in 2019, 2018 or 2017 in continuing operations. Refer to Note 3 – Discontinued Operations for further information on the Fitness goodwill impairment recorded during 2019.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Other intangible assets. The Company's primary intangible assets are customer relationships and trade names acquired in business combinations. Intangible assets are initially valued using a methodology commensurate with the intended use of the asset. The customer relationships including those acquired in the Power Products acquisition, which constitute the majority of the Company's customer relationships, were valued using the income approach, specifically the multi-period excess earnings method (MPEEM). The fair value of trade names, including the Power Products trade names, is measured using a relief-from-royalty (RFR) approach, which assumes the value of the trade name is the discounted amount of cash flows that would be paid to third parties had the Company not owned the trade name and instead licensed the trade name from another company. Higher royalty rates are assigned to premium brands within the marketplace based on name recognition and profitability, while other brands receive lower royalty rates. The basis for future sales projections for both the RFR and MPEEM are based on internal revenue forecasts by brand, which the Company believes represent reasonable market participant assumptions. The future cash flows are discounted using an applicable Discount Rate as well as any potential risk premium to reflect the inherent risk of holding a standalone intangible asset.

The key uncertainties in the RFR and MPEEM calculations, as applicable, are: assumptions used in developing internal revenue growth and expense forecasts, assumed customer attrition rates, the selection of an appropriate royalty rate, as well as the perceived risk associated with those forecasts in determining the Discount Rate.

The costs of amortizable intangible assets are recognized over their expected useful lives, typically between three and fifteen years, using the straight-line method. Intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets described below. Intangible assets not subject to amortization are assessed for impairment at least annually and whenever events or changes in circumstances indicate that it is more likely than not that an asset may be impaired. The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset.

Refer to Note 5 – Acquisitions and Note 11 – Goodwill and Other Intangibles in the Notes to Consolidated Financial Statements for more information.

Equity Investments. For investments in which the Company owns or controls from 20 percent to 50 percent of the voting shares, the Company uses the equity method of accounting. The Company's share of net earnings or losses from equity method investments is included in the Consolidated Statements of Operations. The Company carries other investments, for which the Company does not have the ability to exercise significant influence, at fair value, with changes in fair value recognized in net income. For equity investments that do not have a readily determinable fair value, the Company measures the investment at cost less impairment, plus or minus observable price changes. The Company periodically evaluates the carrying value of its investments. See Note 9 – Investments for further details about the Company's evaluation of the fair value of its investments.

Long-Lived Assets. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of its definite-lived intangible assets and other long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. Once an impairment indicator is identified, the Company tests for recoverability of the related asset group using an estimate of undiscounted cash flows over the asset group's remaining life. If an asset group's carrying value is not recoverable, the Company records an impairment loss based on the excess of the carrying value of the asset group over the long-lived asset group's fair value. Fair value is determined using observable inputs, including the use of appraisals from independent third parties, when available, and, when observable inputs are not available, based on the Company's assumptions of the data that market participants would use in pricing the asset, based on the best information available in the circumstances. Specifically, the Company uses discounted cash flows to determine the fair value of the asset when observable inputs are unavailable. The Company tested its long-lived asset balances for impairment as indicators arose during 2019, 2018 and 2017, resulting in impairment charges of $3.0 million, $12.7 million and $31.0 million, respectively, which are recognized either in Restructuring, exit and impairment charges or Selling, general and administrative expense in the Consolidated Statements of Operations.

Other Long-Term Assets. Other long-term assets consists mainly of capitalized financing costs, long-term pension assets and deposits.

Revenue Recognition. Revenue is recognized as performance obligations under the terms of contracts with customers are satisfied; this occurs when control of promised goods is transferred to the customer. The Company recognizes revenue related to the sale of extended warranty contracts that extend the coverage period beyond the standard warranty period over the life of the extended warranty period.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

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

For product sales, the Company transfers control and recognizes revenue at the time the product ships from a manufacturing or distribution facility ("free on board shipping point"), or at the time the product arrives at the customer's facility ("free on board destination"). When the shipping terms are "free on board shipping point", the customer obtains control and is able to direct the use of, and obtain substantially all of the benefits from, the products at the time the products are shipped. For shipments provided under “free on board destination”, control transfers to the customer upon delivery. Payment terms vary but are generally due within 30 days of transferring control. For the Company's Boat and Marine Engine segments, most product sales to dealers are wholesale financed through the Company's joint venture, Brunswick Acceptance Company, LLC (BAC), or other lending institutions, and payment is typically due in the month of shipment. For further information on the BAC joint venture, refer to Note 10 – Financing Joint Venture. In addition, periodically the Company may require the customer to provide up front cash deposits in advance of performance.
The Company also sells separately priced extended warranty contracts that extend the coverage period beyond the standard warranty period. When determining an appropriate allocation of the transaction price to the extended warranty performance obligation, the Company uses an observable price to determine the stand-alone selling price. Extended warranties typically range from an additional 1 year to 3 years. The Company receives payment at the inception of the contract and recognizes revenue over the extended warranty coverage period. This time-elapsed method is used to measure progress because the Company, on average, satisfies its performance obligation evenly over the warranty period.
See Note 2 – Revenue Recognition for more information.

Advertising Costs. The Company records advertising and promotion costs in Selling, general and administrative expense in the Consolidated Statements of Operations in the period when the advertising first takes place. Advertising and promotion costs were $35.6 million, $31.7 million and $26.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Trademark Licensing Agreement. On September 18, 2014, the Company completed the sale of its retail bowling business to AMF Bowling Centers, Inc. (AMF) and entered into a trademark licensing agreement, allowing AMF to use the Company's retail trademarks and trade names over a five year period from the date of sale. As a result, the Company recorded deferred income of $20.7 million related to this agreement, which was recognized as Other expense, net in the Consolidated Statements of Operations over five years. There was no deferred income remaining as of December 31, 2019.

Share-Based Compensation. The Company records amounts for all share-based compensation, including non-vested stock awards and performance-based share awards over the vesting period in the Consolidated Statements of Operations based upon their fair values at the date of the grant. Share-based compensation costs are included in Selling, general and administrative expense in the Consolidated Statements of Operations. See Note 18 – Stock Plans and Management Compensation for a description of the Company's accounting for share-based compensation plans.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Recently Adopted Accounting Standards

Recognition of Leases: In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases, (new leasing standard), which amended the Accounting Standards Codification (ASC) to require lessees to recognize assets and liabilities on the balance sheet for all leases with terms greater than twelve months. On January 1, 2019, the Company adopted the new leasing standard and all related amendments. The Company elected the optional transition method provided by the FASB in ASU 2018-11, Leases (Topic 842): Targeted Improvements, and as a result, has not restated its consolidated financial statements for prior periods presented. The Company has elected the practical expedients upon transition to retain the lease classification and initial direct costs for any leases that existed prior to adoption. The Company has also not reassessed whether any contracts entered into prior to adoption are leases.

The standard did not have a material impact on the Company's Consolidated Statements of Operations. The cumulative effect of the changes made to the Company's Consolidated Balance Sheet as of January 1, 2019 for the adoption of the new leasing standard was as follows:

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

The Company determines if an arrangement is a lease at lease inception. Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company's lease contracts do not include an implicit rate, the Company uses its incremental borrowing rate based on information available at commencement date in determining the present value of future payments. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. The operating lease asset also includes any initial direct costs and lease payments made prior to lease commencement and excludes lease incentives incurred.

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

Measurement of Goodwill Impairment: In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The standard simplifies the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test. Instead, goodwill impairment is measured as the difference between the fair value and the carrying value of the reporting unit. The standard also clarifies the treatment of the income tax effect of tax-deductible goodwill when measuring goodwill impairment loss. The Company early adopted this amendment on January 1, 2019, which did not have a material impact on the consolidated financial statements but will impact future goodwill impairment measurement.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

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

Recently Issued Accounting Standards

Defined Benefit Plan Disclosures: In August 2018, the FASB issued ASU 2018-14, Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendment is effective for interim and annual periods ending after December 15, 2020, with early adoption permitted. The company has recently adopted this standard and it did not have a material impact on the consolidated financial statements.

Current Expected Credit Loss: In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which updated the ASC to add an impairment model that is based on expected losses rather than incurred losses. On January 1, 2020, the Company adopted this standard and the adoption will not have a material impact on the consolidated financial statements.

Note 2 – Revenue Recognition

The following table presents the Company's revenue into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors:

	Year Ended December 31, 2019			Year Ended December 31, 2018
(in millions)	Marine Engine	Boat	Total	Marine Engine	Boat	Total
Geographic Markets
United States	$2,131.1	$1,008.5	$3,139.6	$2,106.6	$1,119.9	$3,226.5
Europe	410.9	115.6	526.5	373.7	132.9	506.6
Asia-Pacific	246.6	31.2	277.8	228.8	35.7	264.5
Canada	142.8	154.8	297.6	150.5	157.5	308.0
Rest-of-World	142.1	23.7	165.8	134.0	25.3	159.3
Marine eliminations	(298.9)	—	(298.9)	(344.0)	—	(344.0)
Total	$2,774.6	$1,333.8	$4,108.4	$2,649.6	$1,471.3	$4,120.9

Major Product Lines
Parts & Accessories	$1,594.2	$—	$1,594.2	$1,442.0	$—	$1,442.0
Propulsion	1,479.3	—	1,479.3	1,551.6	—	1,551.6
Aluminum Freshwater Boats	—	556.6	556.6	—	619.0	619.0
Recreational Fiberglass Boats	—	438.8	438.8	—	485.9	485.9
Saltwater Fishing Boats	—	316.6	316.6	—	362.1	362.1
Business Acceleration	—	21.8	21.8	—	4.3	4.3
Marine eliminations	(298.9)	—	(298.9)	(344.0)	—	(344.0)
Total	$2,774.6	$1,333.8	$4,108.4	$2,649.6	$1,471.3	$4,120.9

As of January 1, 2019, $74.8 million of contract liabilities associated with extended warranties and customer deposits were reported in Accrued expenses and Other Long-term liabilities with $21.7 million of this amount recognized as revenue during year ended December 31, 2019. As of December 31, 2019, total contract liabilities were $96.2 million. The total amount of the transaction

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

price allocated to unsatisfied performance obligations as of December 31, 2019 is $88.8 million for contracts greater than one year, which includes extended warranties. The Company expects to recognize approximately $26.3 million of this amount in 2020 and $62.5 million thereafter. Contract assets as of January 1, 2019 and December 31, 2019 were not material. In addition, costs to obtain and fulfill contracts during the period were not material.
Note 3 – Discontinued Operations

On May 6, 2019, the Company announced that it reached an agreement to sell its Fitness business to KPS Capital Partners, LP. On June 27, 2019, the Company completed the sale. The Company determined that the sale of its Fitness business represented a strategic shift that had a major effect on the Company's operations and financial results. The Company no longer participates in the fitness industry and now solely focuses on its global marine portfolio. As a result, the Company classified the assets and liabilities of the Fitness business as held for sale on the Consolidated Balance Sheets for all prior periods. Additionally, this business, which was previously reported in the Company's Fitness segment, is being reported as discontinued operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for all periods presented.

The sale of the Fitness business resulted in net proceeds of $473.7 million and an after-tax loss of $43.9 million, subject to a working capital adjustment. In connection with the sale of its Fitness business, the Company retained assets of $26.4 million primarily related to VAT receivables, and retained liabilities of $45.1 million primarily related to VAT payables, product warranty liabilities and certain employee benefits. As of December 31, 2019, retained assets and liabilities were $16.4 million and $30.5 million, respectively.

In connection with the sale of the Fitness business, the Company entered into a Transition Services Agreement (TSA) with the purchaser to provide certain support functions for a period of up to twelve months following the sale. The TSA is not material to the Company's consolidated financial statements. The Company does not have or anticipate having any significant continuing net cash flows associated with the Fitness business.

The following table discloses the results of operations of the business reported as discontinued operations for the year ended December 31, 2019, December 31, 2018 and December 31, 2017 respectively:

(in millions)	2019	2018	2017
Net sales	$448.3	$1,038.3	$1,033.7
Cost of sales	334.6	764.3	720.1
Selling, general and administrative expense (C) (D)	113.3	206.1	177.9
Research and development expense	12.6	27.4	34.8
Restructuring, exit and impairment charges	138.3	26.1	32.8
Other (income), net	(0.3)	(0.1)	(0.2)
(Loss) earnings from discontinued operations before income taxes (B) (C) (D)	(150.2)	14.5	68.3
Income tax (benefit) provision	(32.7)	2.6	23.2
(Loss) earnings from discontinued operations, net of tax (B) (C) (D)	(117.5)	11.9	45.1
Loss on disposal of discontinued operations, net of tax (A)	(43.9)	—	—
Net (loss) earnings from discontinued operations, net of tax	$(161.4)	$11.9	$45.1

(A) The Loss on disposal of discontinued operations, net of tax for the year ended December 31, 2019 includes a pre-tax loss of $51.3 million and a net tax benefit of $7.4 million.
(B) In the first quarter of 2019, the Company re-evaluated the fair value of the Fitness reporting unit and determined the fair value of the business was less than its carrying value. As a result, (Loss) Earnings from discontinued operations, net of tax, includes a $137.2 million ($103.0 million after tax) goodwill impairment charge for the year ended December 31, 2019.
(C) The Company recorded $16.5 million and $19.3 million for the year ended December 31, 2019 and December 31, 2018, respectively, of net costs incurred in connection with the sale of Fitness.
(D) The Company recorded adjustments to certain liabilities that were retained as part of the sale of the bowling businesses. As a result, (Loss) earnings from discontinued operations, net of tax, includes a gain of $3.0 million ($2.2 million after tax) for the year ended December 31, 2018.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

There were no assets and liabilities held for sale related to discontinued operations as of December 31, 2019. The following table reflects the summary of assets and liabilities held for sale as of December 31, 2018 primarily related to the Fitness business included in discontinued operations:

(in millions)	December 31, 2018
Accounts and notes receivable, net	$198.9
Net inventory	169.7
Prepaid expenses and other	8.6
Current assets held for sale	377.2

Net property (A)	110.9
Goodwill	389.8
Other intangibles, net	60.6
Other assets	49.0
Long-term assets held for sale	610.3
Assets held for sale	$987.5

Accounts payable	$69.7
Accrued expenses	185.3
Current liabilities held for sale	255.0

Other liabilities	99.6
Long-term liabilities held for sale	99.6
Liabilities held for sale	$354.6

(A) As of December 31, 2018, the Company had $8.9 million of net long-term assets classified as held for sale that were not related to the business reported as discontinued operations.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 4 – Restructuring, Exit and Impairment Activities

The Company has announced and implemented a number of initiatives designed to improve its cost structure, better utilize overall capacity and improve general operating efficiencies. These initiatives resulted in the recognition of restructuring, exit and impairment charges in the Consolidated Statements of Operations during 2019, 2018 and 2017.

The costs incurred under these initiatives include:

•Restructuring and Exit Activities – These amounts relate to:

•	Employee termination and other benefits

•	Inventory adjustments to lower of cost or net realizable value

•	Costs to retain and relocate employees

•	Consulting costs

•	Consolidation of manufacturing footprint

•	Facility shutdown costs

•	Costs associated with the wind-down of Sport Yacht & Yachts

•
Asset Disposition and Impairment Actions – These amounts relate to impairments of assets and gains on the sale of assets previously impaired as part of a restructuring or exit activity. The impairments recognized were equal to the difference between the carrying amount of the asset and the estimated fair value of the asset, which was determined using observable inputs, including appraisals from independent third parties when available. When observable inputs were not available, estimated fair value was determined using the Company’s assumptions, including the data that market participants would use in pricing the asset, based on the best information available in the circumstances. Specifically, the Company used discounted cash flows to determine the fair value of the asset when observable inputs were unavailable.

The Company has reported restructuring, exit and impairment activities based on the specific driver of the cost and reflected the expense in the accounting period when the Company has committed to or incurred the cost, as appropriate. The following table is a summary of the net expense associated with the restructuring, exit and impairment activities.

(in millions)	2019	2018	2017
Restructuring and exit activities:
Employee termination and other benefits	$11.7	$9.5	$3.2
Current asset write-downs	0.5	18.9	7.2
Professional fees	3.1	8.0	1.1
Other (A)	0.5	10.7	1.1
Asset disposition and impairment actions:
Definite-lived and other asset impairments	3.0	12.7	31.0
Valuation (reversal) allowance on disposal group	—	(5.0)	5.0
Total restructuring, exit and impairment charges	$18.8	$54.8	$48.6

(A) The charges in 2018 relate to warranty adjustments in connection with the wind-down of Sport Yacht & Yachts.

The following tables summarize the change in accrued restructuring, exit and impairment charges within Accrued expenses in the Consolidated Balance Sheets for the years ended December 31, 2019, 2018 and 2017:

	Dec 31, 2018	2019 Activity			Dec 31, 2019
(in millions)	Accrued Charges	Total Charges	Non-Cash Charges	Payments (A)	Accrued Charges (B)
Marine Engine	$—	$4.7	$—	$(3.4)	$1.3
Boat	15.4	9.6	(3.5)	(15.5)	6.0
Corporate	0.7	4.5	—	(3.7)	1.5
Accrued balance	$16.1	$18.8	$(3.5)	$(22.6)	$8.8

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

	Dec 31, 2017	2018 Activity			Dec 31, 2018
(in millions)	Accrued Charges	Total Charges	Non-Cash Charges	Payments (A)	Accrued Charges
Boat	$3.7	$54.1	$(26.6)	$(15.8)	$15.4
Corporate	—	0.7	—	—	0.7
Accrued balance	$3.7	$54.8	$(26.6)	$(15.8)	$16.1

	Dec 31, 2016	2017 Activity			Dec 31, 2017
(in millions)	Accrued Charges	Total Charges	Non-Cash Charges	Payments (A)	Accrued Charges
Boat	$0.7	$48.6	$(43.2)	$(2.4)	$3.7

(A) Cash payments may include payments related to prior period charges.
(B) The accrued charges as of December 31, 2019 are expected to be paid during 2020.

Reductions in demand for the Company’s products, further refinement of its product portfolio, further opportunities to reduce costs or the cost of integrating future acquisitions may result in additional restructuring, exit and impairment charges in future periods.

Actions Initiated in 2019

During 2019, the Company recorded restructuring charges within the Boat segment related to consolidating its commercial and government products operations in order to rationalize its product line to better align with customer demand.

In addition, the Company announced headcount reductions aimed at streamlining the cost structure of its enterprise-wide general and administrative functions, and recorded restructuring charges in 2019 as a result of these actions.

The following table is a summary of the expenses associated with the restructuring, exit and impairment activities for the year ended December 31, 2019, related to actions initiated in 2019:

(in millions)	Marine Engine	Boat	Corporate	Total
Restructuring and exit activities:
Employee termination and other benefits	$4.7	$3.9	$3.1	$11.7
Current asset write-downs	—	0.5	—	0.5
Professional fees	—	1.7	1.4	3.1
Other	—	0.5	—	0.5
Asset disposition and impairment actions:
Definite-lived and other asset impairments	—	3.0	—	3.0
Total restructuring, exit and impairment charges	$4.7	$9.6	$4.5	$18.8

Actions Initiated in 2018

In the second quarter of 2018, the Company ended the sale process of Sea Ray. As a result, the Company recorded an additional impairment of long-lived assets. During the second, third and fourth quarters of 2018, the Company also recorded additional charges in connection with the wind down of Sport Yacht & Yachts, mainly relating to inventory write-downs, increased warranty liabilities and employee severance and retention bonuses. These costs were partially offset by the reversal of the valuation allowance in the second quarter of 2018 for estimated transaction costs which was recorded when the assets and liabilities of Sea Ray were initially classified as held for sale.

In 2018, the Company executed headcount reductions in the Boat segment aimed at improving general operating efficiencies. The Company also recorded charges within Corporate related to the transition of certain corporate officers.

The following table is a summary of the expenses associated with the restructuring, exit and impairment activities for the year ended December 31, 2018, related to actions initiated in 2018:

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

(in millions)	Boat	Corporate	Total
Restructuring and exit activities:
Employee termination and other benefits	$4.7	$0.7	$5.4
Current asset write-downs	18.9	—	18.9
Professional fees	3.9	—	3.9
Other	10.7	—	10.7
Asset disposition and impairment actions:
Definite-lived and other asset impairments	12.7	—	12.7
Total restructuring, exit and impairment charges	$50.9	$0.7	$51.6

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

In the second, third and fourth quarters of 2017, the Company implemented headcount reductions in the Boat segment aimed at improving general operating efficiencies.

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

The following table is a summary of the expense associated with the restructuring, exit and impairment activities within the Boat segment, for the years ended December 31, 2018 and 2017, related to actions initiated in 2017:

(in millions)	2018	2017
Restructuring and exit activities:
Employee termination and other benefits	$4.1	$3.2
Current asset write-downs (reversals)	—	7.2
Professional fees	4.1	1.1
Other	—	1.1
Asset disposition and impairment actions:
Definite-lived and other asset impairments	—	31.0
Valuation allowance (reversal) on disposal	(5.0)	5.0
Total restructuring, exit, integration and impairment charges	$3.2	$48.6

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

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

The net cash consideration the Company paid to acquire Freedom Boat Club was $64.1 million, in addition to acquisition-related transaction costs of $2.5 million, for the year ended December 31, 2019. The preliminary opening balance sheet included $29.2 million of identifiable intangible assets, including customer relationships, franchise agreements and trade names for $11.1 million, $4.9 million and $13.2 million, respectively, along with $26.4 million of goodwill, most of which is deductible for tax purposes. The amount assigned to Freedom Boat Club's customer relationships and franchise agreements will be amortized over their estimated useful lives of approximately 10 years and 15 years, respectively. These amounts recorded are preliminary and are subject to change within the measurement period as the Company finalizes its fair value estimates.

The 2019 Freedom Boat Club acquisition is not material to the Company's net sales, results of operations or total assets during any period presented. Accordingly, the Company's consolidated results from operations do not differ materially from historical performance as a result of this acquisition and, therefore, pro forma results are not presented.

2018 Acquisitions

On August 9, 2018, the Company completed its acquisition of the Global Marine & Mobile business of Power Products Holdings, LLC (Power Products) for $909.6 million in cash, on a cash-free, debt-free basis. Brunswick used proceeds from a combination of 364-day, three-year and five-year term loans (Term Loans) totaling $800.0 million as described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2018, along with cash on hand to fund this acquisition.

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

The following table is a summary of the assets acquired, liabilities assumed and net cash consideration paid for the Power Products acquisition during 2018:

(in millions)	Fair Value	Useful Life
Accounts and notes receivable	$38.3
Inventory	64.3
Goodwill (A) (B) (C)	355.5
Trade names	111.0	Indefinite
Customer relationships	430.0	15 years
Property and equipment	10.6
Other assets	5.6
Total assets acquired	1,015.3

Accounts payable (B)	27.3
Accrued expenses (B) (C)	22.0
Deferred tax liabilities (C)	56.4
Total liabilities assumed	105.7

Net cash consideration paid (B) (C)	$909.6

(A) The goodwill recorded for the acquisition of Power Products is partially deductible for tax purposes.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

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

(in millions)	Year Ended December 31, 2018

Pro forma Net sales	$4,271.1
Pro forma Operating earnings	362.8
Pro forma Net earnings from continuing operations	239.8

The pro forma results reflect an effective income tax rate of 17.2 percent for the year ended December 31, 2018.

Note 6 – Segment Information

Brunswick is a manufacturer and marketer of leading consumer brands and has two reportable segments: Marine Engine and Boat. The Company’s segments are defined by management’s reporting structure and operating activities.

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

The Boat segment designs, manufactures and markets the following types of boats: fiberglass pleasure, sport cruiser, sport fishing and center-console, offshore fishing, aluminum and fiberglass fishing, pontoon, utility, deck, inflatable, tow/wake, and heavy-gauge aluminum. The Boat segment also includes the Business Acceleration business, which through innovative service models, shared access solutions and emerging technology, aims to provide exceptional experiences to attract a wide range of customers to the marine industry and shape the future of boating. The Boat segment's products are manufactured mainly in the United States, Europe and Mexico and sold through a global network of dealer and distributor locations, primarily in North America and Europe.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Information about the operations of Brunswick's reportable segments is set forth below:

Reportable Segments

	Net Sales			Operating Earnings (Loss)			Total Assets(A)
(in millions)	2019	2018	2017	2019	2018	2017	2019	2018
Marine Engine	$3,073.5	$2,993.6	$2,631.8	$497.1	$454.4	$411.3	$2,522.4	$2,380.9
Boat	1,333.8	1,471.3	1,490.6	58.0	(12.5)	5.3	472.4	423.2
Marine eliminations	(298.9)	(344.0)	(320.2)	—	—	—	—	—
Total Marine	4,108.4	4,120.9	3,802.2	555.1	441.9	416.6	2,994.8	2,804.1
Corporate/Other	—	—	—	(84.1)	(86.4)	(86.3)	569.6	508.8
Total	$4,108.4	$4,120.9	$3,802.2	$471.0	$355.5	$330.3	$3,564.4	$3,312.9

(A) As of December 31, 2018, the Company had $978.6 million of assets classified as held for sale in the Consolidated Balance Sheets relating to discontinued operations. See Note 3 – Note 3 – Discontinued Operations for further detail.

	Depreciation			Amortization
(in millions)	2019	2018	2017	2019	2018	2017
Marine Engine	$76.2	$69.3	$48.8	$30.3	$23.0	$1.7
Boat	28.2	26.7	31.8	1.3	1.0	1.0
Corporate/Other	2.7	4.0	3.8	—	—	—
Total	$107.1	$100.0	$84.4	$31.6	$24.0	$2.7

	Capital Expenditures			Research & Development Expense
(in millions)	2019	2018	2017	2019	2018	2017
Marine Engine	$180.8	$126.3	$111.1	$104.7	$98.6	$90.5
Boat	46.8	48.5	55.4	16.9	22.9	21.1
Corporate/Other	5.0	5.4	11.5	—	—	—
Total	$232.6	$180.2	$178.0	$121.6	$121.5	$111.6

Geographic Segments

	Net sales			Net property
(in millions)	2019	2018	2017	2019	2018
United States	$2,871.1	$2,918.0	$2,676.2	$714.6	$620.5
International	1,237.3	1,202.9	1,126.0	63.0	57.5
Corporate/Other	—	—	—	18.8	16.5
Total	$4,108.4	$4,120.9	$3,802.2	$796.4	$694.5
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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

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

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019:

(in millions)	Level 1	Level 2	Total
Assets:
Cash equivalents	$0.3	$—	$0.3
Short-term investments in marketable securities	0.8	—	0.8
Restricted cash	11.6	—	11.6
Derivatives	—	4.2	4.2
Total assets	$12.7	$4.2	$16.9

Liabilities:
Derivatives	$—	$3.2	$3.2
Deferred compensation	1.2	18.8	20.0
Total liabilities at fair value	$1.2	$22.0	$23.2
Liabilities measured at net asset value			8.5
Total liabilities			$31.7

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018:

(in millions)	Level 1	Level 2	Total
Assets:
Short-term investments in marketable securities	$0.8	$—	$0.8
Restricted cash	9.0	—	9.0
Derivatives	—	7.6	7.6
Total assets	$9.8	$7.6	$17.4

Liabilities:
Derivatives	$—	$2.2	$2.2
Deferred compensation	3.5	20.7	24.2
Total liabilities at fair value	$3.5	$22.9	$26.4
Liabilities measured at net asset value			10.2
Total liabilities			$36.6

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 8 – Financing Receivables

The Company has recorded financing receivables, which are defined as a contractual right to receive money, as assets on its Consolidated Balance Sheets as of December 31, 2019 and 2018. Substantially all of the Company’s financing receivables are for commercial customers, which includes receivables sold to third-party finance companies (Third-Party Receivables) and customer notes and other (Other Receivables). Third-Party Receivables are accounts that have been sold to third-party finance companies, but do not meet the definition of a true sale and are therefore recorded as an asset with an offsetting balance recorded as a secured obligation in Accrued expenses. Other Receivables are mostly comprised of notes from customers, which are originated by the Company in the normal course of business. Financing receivables are carried at their face amounts less an allowance for credit losses.

The Company sells a broad range of recreational products to a worldwide customer base and extends credit to its customers based upon an ongoing credit evaluation program. The Company’s business units maintain credit organizations to manage financial exposure and perform credit risk assessments on an individual account basis. Accounts are not aggregated into categories for credit risk determinations. Due to the composition of the account portfolio, the Company does not believe that the credit risk posed by the Company’s financing receivables is significant to its operations, financial condition or cash flows. There were no significant troubled debt restructurings during the years ended December 31, 2019, 2018 or 2017.

The Company’s financing receivables, excluding trade accounts receivable contractually due within one year as of December 31, 2019 and December 31, 2018 were $8.8 million and $11.2 million, respectively.

The activity related to the allowance for credit loss on financing receivables during the years ended December 31, 2019 and December 31, 2018 was not material.

Note 9 – Investments

Investments in Marketable Securities

The Company may invest a portion of its cash reserves in marketable debt securities. These investments are reported in Short-term investments in marketable securities on the Consolidated Balance Sheets.

As of December 31, 2019 and 2018, the fair values of the Company's available-for-sale securities, which were equal to the amortized costs, were $0.8 million and $0.8 million, respectively. The Company had no maturities of available-for-sale securities in 2019 and 2018, and had $35.0 million of maturities of available-for-sale securities during 2017.

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

Refer to Note 10 – Financing Joint Venture for more details on the Company’s Brunswick Acceptance Company, LLC joint venture.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 10 – Financing Joint Venture

The Company, through its Brunswick Financial Services Corporation (BFS) subsidiary, owns a 49 percent interest in a joint venture, Brunswick Acceptance Company, LLC (BAC). CDF Joint Ventures, LLC (CDFJV), a subsidiary of Wells Fargo and Company, owns the remaining 51 percent.

In February 2018, the parties entered into an amended and restated joint venture agreement (JV Agreement) to extend the term of their financial services through December 31, 2022. The JV Agreement contains a financial covenant that conforms to the maximum leverage ratio test in the Credit Facility described in Note 16 – Debt. The joint venture agreement contains provisions allowing for the renewal of the agreement or the purchase of the other party’s interest in the joint venture at the end of its term. Alternatively, either partner may terminate the agreement at the end of its term.

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

The Company considers BFS’s investment in BAC as an investment in a variable interest entity of which the Company is not the primary beneficiary. To be considered the primary beneficiary, the Company must have the power to direct the activities of BAC that most significantly impact BAC’s economic performance and the Company must have the obligation to absorb losses or the right to receive benefits from BAC that could be potentially significant to BAC. Based on the Company's qualitative analysis, BFS did not meet the definition of a primary beneficiary. As a result, the Company accounts for BFS’s investment in BAC under the equity method and records it as a component of Equity investments in its Consolidated Balance Sheets. The Company records BFS’s share of income or loss in BAC based on its ownership percentage in the joint venture in Equity earnings in its Consolidated Statements of Operations. BFS’s equity investment is adjusted monthly to maintain a 49 percent interest in accordance with the capital provisions of the joint venture agreement. The Company funds its investment in BAC through cash contributions and reinvested earnings. BFS’s total investment in BAC at December 31, 2019 and December 31, 2018 was $18.8 million and $21.7 million, respectively.

The Company’s maximum loss exposure relating to BAC is detailed as follows:

(in millions)	December 31, 2019	December 31, 2018
Investment	$18.8	$21.7
Repurchase and recourse obligations (A)	36.5	41.6
Liabilities (B)	(1.7)	(1.3)
Total maximum loss exposure	$53.6	$62.0

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

BFS recorded income related to the operations of BAC of $6.9 million, $6.4 million and $6.0 million in Equity earnings in the Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017, respectively.

Cash Flows

BFS reported cash flows from operating activities of $7.6 million, $6.3 million and $0.0 million within Other, net on the Consolidated Statements of Cash Flows in 2019, 2018 and 2017, respectively.

In 2019, BFS reported net cash flows from investing activities within Investments on the Consolidated Statements of Cash flows. Such cash flows for 2019 were $2.2 million, consisting of $7.9 million of cash received and $(5.7) million of cash

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

contributions; in 2018 were $(3.8) million, consisting of $8.2 million of cash received and $(12.0) million of cash contributions; and in 2017 were $(5.1) million, consisting of $7.0 million of cash received and $(12.1) million of cash contributions.

Note 11 – Goodwill and Other Intangibles

Changes in the Company's goodwill during the period ended December 31, 2019, by segment, are summarized below:

(in millions)	2018	Acquisitions	Adjustments	2019
Marine Engine	$375.1	$—	$11.3	$386.4
Boat	2.2	26.0	0.4	28.6
Total	$377.3	$26.0	$11.7	$415.0

Changes in the Company's goodwill during the period ended December 31, 2018, by segment, are summarized below:

(in millions)	2017	Acquisitions	Adjustments	2018
Marine Engine	$31.7	$344.2	$(0.8)	$375.1
Boat	2.2	—	—	2.2
Total	$33.9	$344.2	$(0.8)	$377.3

Adjustments in 2019 mainly relate to refining purchase accounting related to the Power Products and Freedom Boat Club acquisitions. See Note 5 – Acquisitions for further details on the Company's acquisitions. Adjustments in both periods include the effect of foreign currency translation on goodwill denominated in currencies other than the U.S. dollar.

As of December 31, 2019 and 2018, the Company had no accumulated impairment loss on Goodwill.

The Company's intangible assets, included within Other intangibles, net on the Consolidated Balance Sheets as of December 31, 2019 and 2018, are summarized by intangible asset type below:

	2019		2018
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Customer relationships (A)	$687.0	$(274.6)	$675.7	$(243.3)
Trade names	165.8	—	152.5	—
Other (A)	18.4	(13.1)	13.5	(12.6)
Total	$871.2	$(287.7)	$841.7	$(255.9)

(A) The weighted average remaining amortization period for Customer relationships and Other intangibles assets were 13.2 years and 10.7 years, respectively, as of December 31, 2019.

The Company's intangible assets, included within Other intangibles, net on the Consolidated Balance Sheets as of December 31, 2019 and 2018, are summarized by segment below:

	2019		2018
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Marine Engine	$618.6	$(82.4)	$618.3	$(52.0)
Boat	252.6	(205.3)	223.4	(203.9)
Total	$871.2	$(287.7)	$841.7	$(255.9)

See Note 5 – Acquisitions for further details on intangibles acquired during 2019 and 2018.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Aggregate amortization expense for intangibles was $31.6 million, $14.8 million and $2.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. Estimated amortization expense for intangible assets is $31.9 million for the year ending December 31, 2020, $31.9 million in 2021, $31.6 million in 2022, $31.1 million in 2023, and $31.1 million in 2024.

Note 12 – Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was signed into law. The TCJA made significant changes to the U.S. tax code effective for 2018, although certain provisions affected the Company’s 2017 financial results. The changes impacting 2017 included, but are not limited to, the write-down of net deferred tax assets resulting from the reduction in the U.S. federal corporate income tax rate from 35 percent to 21 percent, imposing a one-time deemed repatriation tax on certain unremitted earnings of foreign subsidiaries, and bonus depreciation that will allow for immediate full expensing of qualified property acquired and placed in service after September 27, 2017. The TCJA also established new corporate tax laws that were effective in 2018 but did not impact the Company’s 2017 financial results. These changes included, but were not limited to, lowering the U.S. federal corporate income tax rate from 35 percent to 21 percent, a general elimination of U.S. federal income taxes on income and dividends from foreign subsidiaries, a new tax on global intangible low-taxed income (GILTI) net of allowable foreign tax credits, a new deduction for foreign derived intangible income (FDII), the repeal of the domestic production activity deduction, new limitations on the deductibility of certain executive compensation and interest expense, and limitations on the use of foreign tax credits to reduce the U.S. federal income tax liability.

Due to the complexities involved in accounting for the enactment of the TCJA, the SEC staff issued Staff Accounting Bulletin (SAB) 118 which provided guidance on accounting for the income tax effects of the TCJA. SAB 118 provided a measurement period that should not extend beyond one year from the TCJA enactment date to complete the accounting for the impact of the TCJA. SAB 118 allowed the Company to provide provisional estimates of the impact of the TCJA in our financial statements for the year ended December 31, 2017. Accordingly, based on information and IRS guidance available as of December 31, 2017, we recorded a discrete net tax expense of $66.7 million for the year ended December 31, 2017. This expense consisted primarily of a net expense of $56.5 million for the write down of our net deferred tax balances due to the U.S. corporate income tax rate reduction and a net expense of $10.2 million for the one-time deemed repatriation tax. In 2018, the Company completed its accounting for the income tax effects of the TCJA and based on additional guidance from the IRS, we updated our calculations. For the year ended December 31, 2018, the Company recorded a tax benefit of $5.1 million. This benefit consists primarily of an additional $7.0 million tax expense related to the one-time deemed repatriation tax and a tax benefit of $12.1 million primarily related to additional tax benefits for pension contributions.

The TCJA created a new requirement that certain income (i.e. GILTI) earned by controlled foreign corporations (CFC’s) must be included in the gross income of the CFC’s U.S. shareholder. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company has elected to use the period cost method and has reflected the impact of the GILTI tax in its financial statements for the periods ended December 31, 2019 and December 31, 2018, using such method.

The sources of Earnings before income taxes were as follows:

(in millions)	2019	2018	2017
United States	$10.1	$237.3	$161.3
Foreign	100.6	73.4	51.6
Earnings before income taxes	$110.7	$310.7	$212.9

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The Income tax provision consisted of the following:

(in millions)	2019	2018	2017
Current tax expense (benefit):
U.S. Federal	$94.5	$(2.3)	$(2.6)
State and local	6.3	5.7	4.7
Foreign	29.3	22.9	17.3
Total current	130.1	26.3	19.4

Deferred tax expense (benefit):
U.S. Federal	(19.7)	30.5	95.4
State and local	(29.5)	0.9	(2.0)
Foreign	(0.6)	(0.4)	(1.2)
Total deferred	(49.8)	31.0	92.2

Income tax provision	$80.3	$57.3	$111.6

Temporary differences and carryforwards giving rise to deferred tax assets and liabilities at December 31, 2019 and 2018 are summarized in the table below:

(in millions)	2019	2018
Deferred tax assets:
Loss carryforwards	$81.9	$68.5
Tax credit carryforwards	71.8	53.2
Product warranties	28.4	33.6
Sales incentives and discounts	25.9	29.2
Operating lease liabilities	17.1	—
Deferred revenue	16.1	22.2
Equity compensation	12.0	14.7
Postretirement and postemployment benefits	11.5	12.0
Deferred compensation	10.9	13.6
Compensation and benefits	10.5	17.1
Long term contracts	3.6	11.7
Other	47.8	41.6
Gross deferred tax assets	337.5	317.4
Valuation allowance	(93.3)	(74.7)
Deferred tax assets	244.2	242.7

Deferred tax liabilities:
Depreciation and amortization	(85.5)	(123.1)
State and local income taxes	(24.3)	(18.2)
Operating lease assets	(15.7)	—
Other	(5.3)	(6.9)
Deferred tax liabilities	(130.8)	(148.2)

Total net deferred tax assets	$113.4	$94.5

The Company's total net deferred tax asset as of December 31, 2019 and 2018 reflects the impact of the U.S. federal corporate tax rate at 21 percent that was part of the TCJA. The Company was required to value its net deferred tax balance at the lower tax rate.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

At December 31, 2019, the Company had a total valuation allowance against its deferred tax assets of $93.3 million. The remaining realizable value of deferred tax assets at December 31, 2019 was determined by evaluating the potential to recover the value of these assets through the utilization of tax loss and credit carrybacks, the reversal of existing taxable temporary differences and carryforwards, certain tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards. At December 31, 2019, the Company retained valuation allowance reserves of $59.5 million against deferred tax assets in the U.S. primarily related to non-amortizable intangibles and various state operating loss carryforwards and state tax credits that are subject to restrictive rules for future utilization, and valuation allowances of $33.8 million for deferred tax assets related to foreign jurisdictions, primarily Brazil and Luxembourg.

At December 31, 2019, the tax benefit of loss carryforwards totaling $81.9 million was available to reduce future tax liabilities. This deferred tax asset was comprised of $1.8 million for the tax benefit of federal net operating loss (NOL) carryforwards, $46.9 million for the tax benefit of state NOL carryforwards and $33.2 million for the tax benefit of foreign NOL carryforwards. NOL carryforwards of $48.7 million expire at various intervals between the years 2020 and 2039, while $33.2 million have an unlimited life.

At December 31, 2019, tax credit carryforwards totaling $73.6 million were available to reduce future tax liabilities. This deferred tax asset was comprised of $31.0 million related to general business credits and other federal credits, and $42.6 million of various state tax credits related to research and development, capital investment and job incentives. Tax credit carryforwards of $73.6 million expire at various intervals between the years 2020 and 2039.

No deferred income taxes have been provided as of December 31, 2019 or 2018, on the applicable undistributed earnings of the non-U.S. subsidiaries where the indefinite reinvestment assertion has been applied. If at some future date these earnings cease to be indefinitely reinvested and are repatriated, the Company may be subject to additional U.S. income taxes and foreign withholding and other taxes on such amounts. Pursuant to changes made by the TCJA, remittances from foreign subsidiaries made in 2018 and future years are generally not subject to U.S. income taxation. These remittances are either excluded from U.S. taxable income as earnings that have already been subjected to taxation, or in the alternative are subject to a 100 percent foreign dividends received deduction. The Company continues to provide deferred taxes, primarily related to foreign withholding taxes, on the undistributed net earnings of foreign subsidiaries and unconsolidated affiliates that are not deemed to be indefinitely reinvested in operations outside the United States, although such amounts were immaterial as of December 31, 2019 and 2018.

As of December 31, 2019, 2018 and 2017 the Company had $3.9 million, $2.3 million and $2.3 million of gross unrecognized tax benefits, including interest, respectively. Substantially all of these amounts, if recognized, would impact the Company's tax provision and the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2019, 2018 and 2017, the amounts accrued for interest and penalties were not material.

The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties for the 2019, 2018 and 2017 annual reporting periods:

(in millions)	2019	2018	2017
Balance at January 1	$2.3	$2.1	$3.4
Gross increases - tax positions prior periods	2.0	0.6	0.1
Gross decreases - tax positions prior periods	(0.8)	(0.7)	(0.2)
Gross increases - current period tax positions	0.4	0.4	0.4
Decreases - settlements with taxing authorities	—	(0.1)	(0.5)
Reductions - lapse of statute of limitations	(0.2)	—	(1.1)
Balance at December 31	$3.7	$2.3	$2.1

The Company believes it is reasonably possible that the total amount of gross unrecognized tax benefits as of December 31, 2019 could decrease by approximately $0.6 million in 2020 due to settlements with taxing authorities or lapses in applicable statutes of limitation. Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be significant changes in the amount of unrecognized tax benefits in 2020, but the amount cannot be estimated at this time.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The Company is regularly audited by federal, state and foreign tax authorities. The Internal Revenue Service (IRS) has completed its field examination and has issued its Revenue Agents Report through the 2014 tax year and all open issues have been resolved. The Company is currently open to tax examinations by the IRS for the 2016 through 2018 tax years. Primarily as a result of filing amended returns, which were generated by the closing of federal income tax audits, the Company is still open to state and local tax audits in major tax jurisdictions dating back to the 2014 taxable year. The Company is no longer subject to income tax examinations by any major foreign tax jurisdiction for years prior to 2013.

The difference between the actual income tax provision and the tax provision computed by applying the statutory Federal income tax rate to Earnings before income taxes is attributable to the following:

(in millions)	2019	2018	2017
Income tax provision at 21 percent, 21 percent and 35 percent	$23.2	$65.2	$74.5
State and local income taxes, net of Federal income tax effect	(3.6)	8.8	3.9
Deferred tax asset valuation allowance	(3.5)	4.0	5.9
Equity compensation	(2.9)	(3.1)	(7.3)
Change in estimates related to prior years and prior years amended tax return filings	(2.9)	1.6	1.4
Federal and state tax credits	(11.6)	(11.6)	(9.5)
Taxes related to foreign income, net of credits	(5.2)	(6.5)	(21.5)
Deferred tax reassessment	1.9	3.3	2.1
Tax law changes	—	(5.2)	66.7
FDII deduction	(5.5)	(2.6)	—
Disproportionate tax effect released from Other comprehensive income	91.4	—	—
Other	(1.0)	3.4	(4.6)
Actual income tax provision	$80.3	$57.3	$111.6

Effective tax rate	72.6%	18.5%	52.4%

During 2019, the Company fully exited its remaining defined benefit pension plans and recorded a pretax pension settlement charge of $292.8 million. The tax impact of this action consisted of a tax benefit of $73.9 million from the pension settlement charge, which was netted against a tax charge of $91.4 million resulting from the release of disproportionate tax effects in Accumulated Other Comprehensive Income. See Note 17 – Postretirement Benefits for more information.

The Company's effective tax rate also reflects the benefit of having earnings from foreign entities that are in jurisdictions that have lower statutory tax rates than the U.S. with the most significant impact related to China and Poland, which have applicable statutory tax rates of 15 percent and 19 percent, respectively.

In addition, the Company's effective tax rate for 2017 includes the utilization of excess foreign tax credits in connection with the repatriation of foreign earnings.

Income tax provision allocated to continuing operations and discontinued operations for the years ended December 31 was as follows:

(in millions)	2019	2018	2017
Continuing operations	$80.3	$57.3	$111.6
Discontinued operations	(40.1)	2.6	23.2
Total income tax provision	$40.2	$59.9	$134.8

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 13 – Commitments and Contingencies

Financial Commitments

The Company has entered into guarantees of indebtedness of third parties, primarily in connection with customer financing programs. Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount that is less than the total outstanding obligations. The Company has also extended guarantees to third parties that have purchased customer receivables from Brunswick and, in certain instances, has guaranteed secured term financing of its customers. Potential payments in connection with these customer financing arrangements generally extend over several years. The single year and maximum potential cash obligations associated with these customer financing arrangements as of December 31, 2019 and December 31, 2018 were $4.3 million and $10.9 million, respectively.

In most instances, upon repurchase of the receivable or note, the Company receives rights to the collateral securing the financing. The Company’s risk under these arrangements is partially mitigated by the value of the collateral that secures the financing.

The Company has accounts receivable sale arrangements with third parties which are included in the guarantee arrangements discussed above. The Company treats the sale of receivables in which the Company retains an interest as a secured obligation as the transfers of the receivables under these arrangements do not meet the requirements of a “true sale.” Accordingly, the current portion of receivables underlying these arrangements of $1.7 million and $4.9 million was recorded in Accounts and notes receivable and Accrued expenses as of December 31, 2019 and December 31, 2018, respectively. As of December 31, 2019 and 2018, the Company did not have any long-term receivables related to these arrangements.

The Company has also entered into arrangements with third-party lenders in which it has agreed, in the event of a customer or franchisee default, to repurchase from the third-party lender those Brunswick products repossessed from the customer or franchisee. These arrangements are typically subject to a maximum repurchase amount. The single year and maximum potential cash payments the Company could be required to make to repurchase collateral as of December 31, 2019 and December 31, 2018 were $63.1 million and $50.4 million, respectively. Included within this repurchase amount are amounts related to BAC, as discussed in Note 10 –Financing Joint Venture.

The Company’s risk under these repurchase arrangements is partially mitigated by the value of the products repurchased as part of the transaction. The Company had $1.5 million and $1.3 million accrued for potential losses related to repurchase exposure as of December 31, 2019 and December 31, 2018, respectively. The Company’s repurchase accrual represents the expected losses that could result from obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of those products to alternative dealers.

The Company has recorded its estimated net liability associated with losses from these guarantee and repurchase obligations on its Consolidated Balance Sheets based on historical experience and current facts and circumstances. Historical cash requirements and losses associated with these obligations have not been significant, but could increase if dealer defaults exceed current expectations.

Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling $13.1 million and $13.0 million, respectively, as of December 31, 2019. A large portion of these standby letters of credit and surety bonds are related to the Company’s self-insured workers’ compensation program as required by its insurance companies and various state agencies. The Company has recorded reserves to cover the anticipated liabilities associated with these programs. Under certain circumstances, such as an event of default under the Company’s revolving credit facility, or, in the case of surety bonds, a ratings downgrade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds. The Company was not required to post letters of credit as collateral against surety bonds as of December 31, 2019.

The Company has a collateral trust arrangement with insurance carriers and a trustee bank. The trust is owned by the Company, but the assets are pledged as collateral against workers’ compensation related obligations in lieu of other forms of collateral including letters of credit. In connection with this arrangement, the Company had $9.1 million and $9.0 million of cash in the trust at December 31, 2019 and December 31, 2018, respectively, which was classified as Restricted cash in the Company's Consolidated Balance Sheets.

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

The following activity related to product warranty liabilities was recorded in Accrued expenses during the years ended December 31, 2019 and December 31, 2018:

(in millions)	2019	2018
Balance at beginning of period	$116.8	$101.7
Payments - Recurring	(59.2)	(57.0)
Payments - Sport Yacht and Yachts	(12.5)	(7.3)
Provisions/additions for contracts issued/sold	59.0	61.5
Aggregate changes for preexisting warranties (A)	7.6	13.7
Warranty liability retained from discontinued operations (B)	5.9	—
Foreign currency translation	0.0	(1.2)
Acquisitions	—	2.8
Other	—	2.6
Balance at end of period	$117.6	$116.8

(A) Includes $3.6 million and $10.7 million of warranty adjustments related to the wind-down of Sport Yacht and Yachts in 2019 and 2018, respectively.
(B) The Company retained a $5.9 million warranty liability from the sale of its Fitness business in 2019, which was included in Current liabilities held for sale in 2018.

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

The following activity related to deferred revenue for extended product warranty contracts was recorded in Accrued expenses and Other long-term liabilities during the years ended December 31, 2019 and December 31, 2018:

(in millions)	2019	2018
Balance at beginning of period	$66.4	$56.9
Extended warranty contracts sold	24.3	22.8
Revenue recognized on existing extended warranty contracts	(15.2)	(12.8)
Foreign currency translation	0.2	(0.2)
Other	(0.4)	(0.3)
Balance at end of period	$75.3	$66.4

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

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

The environmental remediation and clean-up projects in which the Company is involved have an aggregate estimated range of exposure of approximately $14.6 million to $36.7 million as of December 31, 2019. At December 31, 2019 and 2018, the Company had accruals for environmental liabilities of $14.8 million and $17.0 million, respectively, which were recorded within Accrued expenses and Other long-term liabilities in the Consolidated Balance Sheets. The Company recorded no environmental provision for the year ended December 31, 2019, and the Company recorded $0.7 million and $1.1 million for the years ended December 31, 2018 and 2017, respectively.

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

Derivative Financial Instruments. The Company uses derivative financial instruments to manage its risks associated with movements in foreign currency exchange rates and interest rates. Derivative instruments are not used for trading or speculative purposes. The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivatives that are designated as hedges to specific forecasted transactions. The Company also assesses, both at the hedge’s inception and monthly thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in the anticipated cash flows of the hedged item. If the hedging relationship ceases to be highly effective, or it becomes probable that a forecasted transaction is no longer expected to occur, the Company discontinues hedge accounting prospectively and immediately recognizes the gains and losses associated with those hedges. There were no material adjustments as a result of ineffectiveness to the results of operations for the years ended December 31, 2019, 2018 and 2017. The fair value of derivative financial instruments is determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded. The effects of derivative financial instruments are not expected to be material to the Company’s financial position or results of operations when considered together with the underlying exposure being hedged. Use of derivative financial instruments exposes the Company to credit risk with its counterparties when the fair value of a derivative contract is an asset. The Company mitigates this risk by entering into derivative contracts with highly rated counterparties. The maximum amount of loss due to counterparty credit risk is limited to the asset value of derivative financial instruments.

Cash Flow Hedges. The Company enters into certain derivative instruments that are designated and qualify as cash flow hedges.  The Company executes both forward and option contracts, based on forecasted transactions, to manage foreign currency exchange exposure mainly related to inventory purchase and sales transactions.

A cash flow hedge requires that as changes in the fair value of derivatives occur, the portion of the change deemed to be effective is recorded temporarily in Accumulated other comprehensive loss and reclassified into earnings in the same period or

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

periods during which the hedged transaction affects earnings. As of December 31, 2019, the term of derivative instruments hedging forecasted transactions ranged up to 18 months.

The following activity related to cash flow hedges was recorded in Accumulated other comprehensive loss as of December 31:

	Accumulated Unrealized Derivative
	Gains (Losses)
	2019		2018
(in millions)	Pretax	After-tax	Pretax	After-tax
Beginning balance	$6.2	$(1.9)	$(7.8)	$(11.8)
Net change in value of outstanding hedges	5.1	3.6	10.6	7.3
Net amount recognized into earnings	(10.2)	(7.2)	3.4	2.6
Ending balance	$1.1	$(5.5)	$6.2	$(1.9)

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

Forward exchange contracts outstanding at December 31, 2019 and December 31, 2018 had notional contract values of $332.5 million and $308.9 million, respectively. Option contracts outstanding at December 31, 2019 and December 31, 2018, had notional contract values of $17.8 million and $27.2 million, respectively. The forward and options contracts outstanding at December 31, 2019, mature during 2020 and 2021 and mainly relate to the Euro, Australian dollar, Canadian dollar and Japanese yen. As of December 31, 2019, the Company estimates that during the next 12 months, it will reclassify approximately $3.4 million of net gains (based on rates as of December 31, 2019) from Accumulated other comprehensive loss to Cost of sales.

Interest Rate Derivatives. The Company enters into fixed-to-floating interest rate swaps to convert a portion of the Company's long-term debt from fixed to floating rate debt. In the third quarter of 2019, the Company retired its Senior notes due 2021 and settled the associated interest rate swaps, which resulted in a nominal loss recorded within Interest expense. Additionally, in the fourth quarter of 2019, the Company settled the interest rate swaps related to its Debentures due 2023, resulting in a net deferred gain of $2.5 million which is included in Debt. The Company will reclassify $0.7 million of net deferred gains from Debt to Interest expense during the next 12 months. As a result, there are no outstanding interest rate swaps as of December 31, 2019. As of December 31, 2018, the outstanding swaps had notional contract values of $200.0 million, of which $150.0 million corresponded to the Company's 4.625 percent Senior notes due 2021 and $50.0 million corresponded to the Company's 7.375 percent Debentures due 2023. These instruments have been designated as fair value hedges, with the fair value recorded in Debt as discussed in Note 16 – Debt.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The Company may also enter into forward-starting interest rate swaps to hedge the interest rate risk associated with anticipated debt issuances. There were no forward-starting interest rate swaps outstanding at December 31, 2019 or December 31, 2018, however the Company had $2.0 million and $2.5 million, respectively, of net deferred losses associated with previously settled forward-starting interest rate swaps which were included in Accumulated other comprehensive loss. As of December 31, 2019, the Company will reclassify approximately $0.6 million of net losses resulting from settled forward-starting interest rate swaps from Accumulated other comprehensive loss to Interest expense during the next 12 months.

As of December 31, 2019 and December 31, 2018, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets			Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		2019	2018		2019	2018
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid expenses and other	$4.1	$6.8	Accrued expenses	$2.3	$0.3

Derivatives Designated as Fair Value Hedges
Interest rate contracts	Prepaid expenses and other	—	—	Accrued expenses	$—	$0.1
Interest rate contracts	Other long-term assets	—	—	Other long-term liabilities	—	1.8
Total		$—	$—		$—	$1.9

Other Hedging Activity
Foreign exchange contracts	Prepaid expenses and other	$0.1	$0.8	Accrued expenses	$0.9	$0.0

The effect of derivative instruments on the Consolidated Statements of Operations for the years ended December 31, 2019 and December 31, 2018 was:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)	Amount of Gain/Loss Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)
	2019	2018		2019	2018
Interest rate contracts	$—	$—	Interest expense	$(0.6)	$(0.9)
Foreign exchange contracts	5.1	10.6	Cost of sales	10.8	(2.5)
Total	$5.1	$10.6		$10.2	$(3.4)

Derivatives Designated as Fair Value Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
		2019	2018
Interest rate contracts	Interest expense	$0.1	$(0.0)

Other Hedging Activity	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
		2019	2018
Foreign exchange contracts	Cost of sales	$2.4	$7.9
Foreign exchange contracts	Other expense, net	(1.3)	1.5
Total		$1.1	$9.4

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Fair Value of Other Financial Instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents and accounts and notes receivable approximate their fair values because of the short maturity of these instruments. At December 31, 2019 and December 31, 2018, the fair value of the Company’s long-term debt was approximately $1,214.6 million and $1,292.9 million, respectively, and was determined using Level 1 and Level 2 inputs described in Note 7 – Fair Value Measurements, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt. The carrying value of long-term debt, including current maturities, was $1,131.6 million and $1,226.4 million as of December 31, 2019 and December 31, 2018, respectively.

Note 15 – Accrued Expenses

Accrued Expenses at December 31, 2019 and 2018 were as follows:

(in millions)	2019	2018
Compensation and benefit plans	$118.9	$143.6
Product warranties	117.6	116.8
Sales incentives and discounts	116.9	124.8
Deferred revenue and customer deposits	38.7	27.6
Current operating lease liabilities	18.4	—
Interest	16.5	15.0
Insurance reserves	16.3	14.2
Legal Fees	15.1	9.4
Environmental reserves	6.6	7.6
Real, personal and other non-income taxes	4.5	3.9
Sales return reserves	3.9	3.1
Secured obligations, repurchase and recourse	3.5	6.2
Derivatives	3.2	0.4
Other	29.5	29.5
Total accrued expenses	$509.6	$502.1

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 16 – Debt

Long-term debt at December 31, 2019 and December 31, 2018 consisted of the following:

(in millions)	2019	2018
Term loan, floating rate due 2023, net of debt issuance costs of $1.3 and $1.6 (A) (D)	$305.0	$339.7
Senior Notes, 6.375%, due 2049, net of debt issuances costs of $7.8 in 2019	222.2	—
Senior Notes, 6.500% due 2048, net of debt issuance costs of $8.2 and $8.5	176.8	176.5
Notes, 7.125% due 2027, net of discount of $0.3 and $0.3 and debt issuance costs of $0.4 and $0.4	162.5	162.5
Senior Notes, currently 6.625%, due 2049, net of debt issuances costs of $4.4 and $4.5	120.6	120.5
Debentures, 7.375% due 2023, net of discount of $0.1 and $0.2 and debt issuance costs of $0.2 and $0.2 (C)	105.2	102.6
Loan with Fond du Lac County Economic Development Corporation, 2.0% due 2021, net of discount of $1.6 and $2.3 and debt issuance costs of $0.0 and $0.1	11.1	15.3
Notes, various up to 5.8% payable through 2028, net of discount of $0.0 and $0.2	5.9	6.9
Term loan, floating rate due 2021, net of debt issuance costs of $0.5 in 2018 (E)	—	149.5
Senior Notes, currently 4.625%, due 2021, net of debt issuances costs of $1.0 in 2018 (B)	—	147.3
Total long-term debt	1,109.3	1,220.8
Current maturities of long-term debt	(41.3)	(41.3)
Long-term debt, net of current maturities	$1,068.0	$1,179.5

(A) Beginning in December 2018, scheduled repayment of the 5-year term loan occurs each March, June, September and December equal to 2.50% of the aggregate principal amount of $350.0 million. The remaining principal amount is due August 2023.
(B) Included in Senior notes, 4.625 percent due 2021 at December 31, 2018, is the aggregate fair value related to the fixed-to-floating interest rate swap as discussed in Note 14 – Financial Instruments.
(C) Included in Debentures, 7.375 percent due 2023 at December 31, 2019 and December 31, 2018, are the aggregate fair values related to the fixed-to-floating interest rate swaps as discussed in Note 14 – Financial Instruments.
(D) As of December 31, 2019 and December 31, 2018, the interest rate was 3.50% and 4.10%, respectively.
(E) As of December 31, 2018, the interest rate was 3.85%.

Debt issuance costs paid for the years ended December 31, 2019 and December 31, 2018 were $8.1 million and $15.4 million, respectively. Debt issuance costs are reported in net proceeds from issuances of long-term debt within cash flows from financing activities on the Consolidated Statements of Cash Flows. There were no debt issuance costs paid during 2017.

Scheduled maturities, net:

(in millions)
2020	$41.3
2021	42.0
2022	35.7
2023	305.8
2024	0.4
Thereafter	684.1
Total long-term debt including current maturities	$1,109.3

Power Products Financing

In June 2018, in connection with the acquisition of Power Products the Company entered into an agreement with Morgan Stanley Senior Funding, Inc. to obtain a $1.1 billion, 364-Day Senior Unsecured Bridge Facility (Bridge Facility). Refer to Note 5 – Acquisitions for further details regarding the acquisition. In July 2018, the Company executed the First Amendment to its Credit Facility to remove certain restrictions on the Company to incur unsecured debt with a maturity date before the Credit facility termination date. Simultaneously, $300.0 million of commitments related to the Bridge Facility were terminated resulting in $800.0 million remaining under this facility. In August 2018, the commitments with respect to the Bridge Facility were reduced to zero and replaced with a term loan credit agreement (Credit Agreement) to obtain term loans (Term Loans) in an aggregate principal

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

amount of $800.0 million. The Term Loan debt issued in August 2018 consisted of a $300.0 million 364-day tranche loan, a $150.0 million 3-year tranche loan and a $350.0 million 5-year tranche loan. The Company is required to maintain compliance with two financial covenants: a minimum interest coverage ratio and a maximum leverage ratio. The minimum interest coverage, as defined in the Credit Agreement, is not permitted to be less than 3.00 to 1.00. The maximum leverage ratio, as defined in the Credit Agreement, is not permitted to be more than 3.50 to 1.00. As of December 31, 2019, the Company was in compliance with the financial covenants in the Credit Agreement.

Senior Note, Notes and Debentures

Activity

In July 2019, the Company called $150.0 million of its 4.625% senior notes due 2021. The bonds were retired in August 2019 at par plus accrued interest, in accordance with the call provisions of the notes, and the associated interest rate swaps have been terminated. Refer to Note 14 – Financial Instruments for further information on the terminated interest rate swaps.

In March 2019, the Company issued an aggregate principal amount of $230.0 million of its 6.375% Senior Notes due April 2049 (6.375% Notes) in a public offering, which resulted in aggregate net proceeds to the Company of $222.0 million. Net proceeds from the offering of the 6.375% Notes were used to prepay all of the $150.0 million, 3-year tranche loan due 2021 and for general corporate purposes. The Company may, at its option, redeem the notes on or after (but not prior to) April 15, 2024.

In December 2018, the Company issued an aggregate principal amount of $125.0 million of its 6.625% Senior Notes due January 2049 (6.625% Notes) in a public offering, which resulted in aggregate net proceeds to the Company of $120.5 million. Net proceeds from the offering of the 6.625% Notes were used, together with cash on hand, to prepay the remaining $115.0 million of the $300.0 million 364-day tranche loan. The Company may, at its option, redeem the 2049 Notes on or after (but not prior to) January 15, 2024.

In October 2018, the Company issued an aggregate principal amount of $185.0 million of its 6.500% Senior Notes due October 2048 (6.500% Notes) in a public offering, which resulted in aggregate net proceeds to the Company of $176.5 million. Net proceeds from the offering of the 6.500% Notes were used, together with cash on hand, to prepay $185.0 million of the $300.0 million 364-day tranche loan. The Company may, at its option, redeem the 2048 Notes on or after (but not prior to) October 15, 2023.

Provisions

Pursuant to the indenture governing the 6.500% Notes, the 6.625% Notes and the 6.375% Notes, the Company and its restricted subsidiaries are subject to restrictions on the incurrence of debt secured by liens on principal property (as defined in the indenture) or shares of capital stock of such restricted subsidiaries, entering into sale and leaseback transactions in respect of principal property and mergers or consolidations with another entity or sales, transfers or leases of the Company's properties and assets substantially as an entirety to another person.

Interest on the Company's 2023 and 2027 notes is due semi-annually. Interest on the Company's 6.500% Notes, 6.625% Notes,6.375% Notes and the Term Loan is due quarterly.

Unless otherwise noted, the Company's debt is unsecured and does not contain subsidiary guarantees.

The Company may be required to repurchase some or all of the 6.500% Notes, 6.625% Notes and the 6.375% Notes in the event of a change of control, subject to certain circumstances, for an amount equal to 101 percent of the outstanding principal plus any accrued and unpaid interest.

The Company's 2027 notes may be redeemed at any time at the Company's discretion, in whole or in part, at the redemption price specified in the agreement, plus any accrued and unpaid interest. The Company's 2023 notes are not redeemable. The Company's 2023 floating rate term loan may be redeemed at any time at the Company's discretion, either in whole or in part, at the redemption price equal to 100 percent of the principal amount plus any accrued and unpaid interest. The remainder of the Company's 2048 and 2049 notes may be redeemed in 5 years from the date of issuance, either in whole or in part, at a redemption price equal to 100 percent of the principal amount plus any accrued and unpaid interest.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Short-term Borrowing Arrangements

On September 26, 2018, the Company entered into an Amended and Restated Credit Agreement (Credit Facility). The Credit Facility amended and restated the Company's existing credit agreement. The Credit Facility provides for $400.0 million of borrowing capacity and is in effect through September 2024. The Credit Facility includes provisions to add up to $100.0 million of additional borrowing capacity and extend the facility for two additional one-year terms, subject to lender approval. In November 2019, the Credit Facility was amended to extend the maturity date from September 2023 to September 2024. The Company currently pays a facility fee of 15 basis points per annum. The facility fee per annum will be within a range of 12.5 to 35 basis points based on the Company's credit rating. Under the terms of the Credit Facility, the Company has two borrowing options: borrowing at a rate tied to adjusted LIBOR plus a spread of 110 basis points or a base rate plus a margin of 10.0 basis points. The rates are determined by the Company's credit ratings, with spreads ranging from 100 to 190 basis points for LIBOR rate borrowings and 0 to 90 basis points for base rate borrowings. The Company is required to maintain compliance with two financial covenants included in the Credit Facility: a minimum interest coverage ratio and a maximum leverage ratio. The minimum interest coverage ratio, as defined in the agreement, is not permitted to be less than 3.00 to 1.00. The maximum leverage ratio, as defined in the agreement, is not permitted to be more than 3.50 to 1.00. During 2019, borrowings under the Credit Facility totaled $655.0 million, all of which were repaid during the period. No borrowings were outstanding as of December 31, 2019, and available borrowing capacity totaled $387.9 million, net of $12.1 million of letters of credit outstanding under the Credit Facility. As of December 31, 2019, the Company was in compliance with the financial covenants in the Credit Facility.

On December 2019, the Company entered into an unsecured commercial paper program (CP Program) pursuant to which the Company, may issue short-term, unsecured commercial paper notes (CP Notes). Amounts available under the CP Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate principal amount of CP Notes outstanding under the CP Program at any time not to exceed the available borrowing amount under the credit facility. The net proceeds of the issuances of the CP Notes are expected to be used for general corporate purposes. The maturities of the CP Notes will vary but may not exceed 397 days from the date of issue. The CP Notes will be sold under customary terms in the commercial paper market and will be issued at a discount from par or, alternatively, will be issued at par and bear varying interest rates on a fixed or floating basis. There were no borrowings under the CP program during 2019.
Other Debt

As provided under the terms of its loan agreement with the Fond du Lac County Economic Development Corporation, which is secured by the Company's property located in Fond du Lac, Wisconsin, up to a maximum 43 percent of the principal due annually can be forgiven if the Company achieves certain employment targets as outlined in the agreement. The amount of loan forgiveness is based on average employment levels at the end of the previous four quarters. Total loan forgiveness for 2019, 2018 and 2017 was $2.1 million or 43 percent of the principal due each year.

Note 17 – Postretirement Benefits

Overview. The Company has defined contribution plans and makes contributions including matching and annual discretionary contributions which are based on various percentages of compensation, and in some instances are based on the amount of the employees' contributions to the plans. The expense related to the defined contribution plans was $44.1 million in 2019, $45.3 million in 2018 and $42.2 million in 2017.

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

Plan Developments. The Company historically maintained four qualified defined benefit plans: the Brunswick Pension Plan for Salaried Employees (Salaried Plan), the Brunswick Pension Plan for Hourly Bargaining Unit Employees (Bargaining Plan), the Brunswick Pension Plan For Hourly Employees (Hourly Plan) and the Brunswick Pension Plan For Hourly Wage Employees (Muskegon Plan). During the third quarter of 2018, the Company initiated actions to terminate its two remaining plans, the Salaried Plan and the Bargaining Plan, effective October 31, 2018. All benefits were settled during 2019, either through a lump-sum payment to participants or the purchase of an annuity offering on behalf of the participants. As a result of the planned terminations, the remaining over-funded position for each plan is currently recorded within Accounts and notes receivable in the Consolidated Balance Sheets. The Company has previously completed actions to terminate the Hourly Plan and the Muskegon Plan, effective as of December 31, 2016, and all benefits were paid during 2017 as described below.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

During 2019, total settlement payments of $673.9 million were made from the Salaried Plan and the Bargaining Plan, consisting of lump-sum pension distributions of $77.1 million and the purchase of group annuity contracts totaling $596.8 million to cover future benefit payments. The annuity contracts unconditionally and irrevocably guarantee the full payment of all future annuity payments to the affected participants. The insurance company assumed all risk associated with the assets and obligations that were transferred. The Company recognized a pretax settlement loss of $292.8 million during the year related to these actions.

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

The annuity contracts provide for the full payment of all future annuity payments to the participants. The insurance company assumed all investment risk associated with the assets and obligations that were transferred. The Company recognized a pretax settlement loss of $96.6 million during 2017 related to these actions.

Costs. Pension and other postretirement benefit costs included the following components for 2019, 2018 and 2017:

	Pension Benefits			Other Postretirement Benefits
(in millions)	2019	2018	2017	2019	2018	2017
Interest cost	$6.0	$22.6	$28.4	$1.3	$1.1	$1.2
Expected return on plan assets	(7.4)	(24.8)	(33.5)	—	—	—
Amortization of prior service credits	—	—	—	(0.7)	(0.7)	(0.7)
Amortization of net actuarial losses	5.8	9.9	14.4	—	—	—
Settlement charges	292.8	—	96.6	—	—	—
Net pension and other benefit costs	$297.2	$7.7	$105.9	$0.6	$0.4	$0.5

Net pension and other benefit costs are recorded in Pension Settlement Charge and Other expense, net in the Consolidated Statements of Operations.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Benefit Obligations and Funded Status. A reconciliation of the changes in the benefit obligations and fair value of assets over the two-year period ending December 31, 2019, and a statement of the funded status at December 31 for these years for the Company's pension and other postretirement benefit plans follow:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2019	2018	2019	2018
Reconciliation of benefit obligation:
Benefit obligation at previous December 31	$652.8	$716.9	$34.3	$38.7
Interest cost	6.0	22.6	1.3	1.1
Participant contributions	—	—	—	0.2
Actuarial losses (gains)	77.3	(42.9)	0.2	(2.5)
Benefit payments	(34.1)	(43.8)	(2.8)	(3.2)
Settlement payments	(673.9)	—	—	—
Benefit obligation at December 31	28.1	652.8	33.0	34.3

Reconciliation of fair value of plan assets:
Fair value of plan assets at previous December 31	642.0	546.1	—	—
Actual return on plan assets	70.8	(24.1)	—	—
Employer contributions	7.9	163.8	2.8	3.0
Participant contributions	—	—	—	0.2
Benefit payments	(34.1)	(43.8)	(2.8)	(3.2)
Settlement payments	(673.9)	—	—	—
Adjustments	(2.1)	—	—	—
Fair value of plan assets at December 31	10.6	642.0	—	—

Funded status at December 31	$(17.5)	$(10.8)	$(33.0)	$(34.3)
Funded percentage (A)	38%	98%	NA	NA

(A) As all of the Company's plans are frozen, the projected benefit obligation and the accumulated benefit obligation are equal. As of December 31, 2018, the plan assets for the Company's Salaried and Bargaining plans were in excess of the projected and accumulated benefit obligations.

The funded status of these pension plans includes the projected and accumulated benefit obligations for the Company's nonqualified pension plan of $28.1 million and $29.2 million at December 31, 2019 and 2018, respectively. The Company's nonqualified pension plan and other postretirement benefit plans are not funded.

The amounts included in the Company's Consolidated Balance Sheets as of December 31, 2019 and 2018, were as follows:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2019	2018	2019	2018
Prepaid expenses and other	$—	$14.8	$—	$—
Accounts and notes receivable	10.6	3.6	—	—
Assets recognized	$10.6	$18.4	$—	$—

Accrued expenses	$3.5	$3.7	$3.6	$3.6
Postretirement benefit liabilities	24.6	25.5	29.4	30.7
Liabilities recognized	$28.1	$29.2	$33.0	$34.3

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Accumulated Other Comprehensive Loss. The following pretax activity related to pensions and other postretirement benefits was recorded in Accumulated other comprehensive loss as of December 31:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2019	2018	2019	2018
Prior service credits
Beginning balance	$—	$—	$(8.8)	$(9.5)
Amount recognized as component of net benefit costs	—	—	0.7	0.7
Ending balance	—	—	(8.1)	(8.8)

Net actuarial losses
Beginning balance	298.3	302.1	(1.5)	1.0
Actuarial (gains) losses arising during the period	12.3	6.1	0.1	(2.5)
Amount recognized as component of net benefit costs	(298.6)	(9.9)	—	—
Ending balance	12.0	298.3	(1.4)	(1.5)

Total	$12.0	$298.3	$(9.5)	$(10.3)

Prior service credits associated with other postretirement benefits are being amortized on a straight-line basis over the average future working lifetime to full eligibility for active hourly plan participants and over the average remaining life expectancy for those plans' participants who are fully eligible for benefits. Actuarial gains and losses in excess of 10 percent of the greater of the benefit obligation or the market value of assets are amortized over the remaining service period of active plan participants and over the average remaining life expectancy of inactive plan participants.

Other Postretirement Benefits. Once participants eligible for other postretirement benefits turn 65 years old, the health care benefits become a flat dollar amount based on age and years of service. The assumed health care cost trend rate for other postretirement benefits for pre-age 65 benefits as of December 31 was as follows:

	Pre-age 65 Benefits
	2019	2018
Health care cost trend rate for next year	5.4%	5.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year rate reaches the ultimate trend rate	2037	2037

A one percent change in the assumed health care trend rate at December 31, 2019 would not have a material impact on the accumulated postretirement benefit obligation.

The Company monitors the cost of health care and life insurance benefit plans and reserves the right to make additional changes or terminate these benefits in the future.

Assumptions. Weighted average assumptions used to determine pension and other postretirement benefit obligations at December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2019	2018	2019	2018
Discount rate	2.96%	4.13%	3.07%	4.20%

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Weighted average assumptions used to determine net pension and other postretirement benefit costs for the years ended December 31 were as follows:

	2019	2018	2017
Discount rate for pension benefits (A) (B)	4.13%	3.27%	3.40%
Discount rate for other postretirement benefits (A) (B)	3.85%	3.08%	3.17%
Long-term rate of return on plan assets (C)	NA	4.25%	4.75%

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

Master Trust Investments. Assets of the Company's Master Pension Trust (Trust) are invested solely in the interest of the plan participants for the purpose of providing benefits to participants and their beneficiaries. Investment decisions within the Trust are made after giving appropriate consideration to the prevailing facts and circumstances that a prudent person acting in a like capacity would use in a similar situation, and follow the guidelines and objectives established within the investment policy statement for the Trust. In general, the Trust's investment strategy is to invest in a diversified portfolio of assets that will generate returns equal to or in excess of the change in liabilities resulting from interest costs and discount rate fluctuations. The excess returns generated from this strategy will contribute to improve the funded position of the plan. In order for returns to achieve this objective, the Trust will invest in fixed income investments and equities. These asset classes have historically been reasonably correlated to changes in plan liabilities resulting from changes in the discount rate. All investments are continually monitored and reviewed, with a focus on asset allocation, investment vehicles and performance of the individual investment managers, as well as overall Trust performance. Over time, the Company has shifted a greater percentage of the Trust's assets into long-term fixed-income securities, with an objective of achieving an improved matching of asset returns with changes in liabilities.

During 2019, all assets of the Trust were distributed to participants in connection with the plan terminations.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

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

There were no pension plan assets measured using significant unobservable inputs (Level 3) for the years ended December 31, 2019 and December 31, 2018.

Expected Cash Flows. The expected cash flows for the Company's pension and other postretirement benefit plan are presented as follows:

(in millions)	Pension Benefits	Other Postretirement Benefits
Company contributions expected to be made in 2020	$3.5	$3.2
Expected benefit payments:
2020	3.5	3.2
2021	3.0	3.0
2022	2.8	2.9
2023	2.7	2.7
2024	2.3	2.6
2025-2029	9.7	10.8

Note 18 – Stock Plans and Management Compensation

Under the Brunswick Corporation 2014 Stock Incentive Plan, the Company may grant stock appreciation rights (SARs), non-vested stock awards, and performance awards to executives, other employees and non-employee directors, with shares from treasury shares and from authorized, but unissued, shares of common stock initially available for grant, in addition to: (i) the forfeiture of past awards; (ii) shares not issued upon the net settlement of SARs; or (iii) shares delivered to or withheld by the Company to pay the withholding taxes related to awards. As of December 31, 2019, 5.1 million shares remained available for grant.

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

The Company recognizes the cost of non-vested stock units and awards on a straight-line basis over the requisite service period. Additionally, cash-settled non-vested stock units and awards are recorded as a liability on the balance sheet and adjusted to fair value each reporting period through stock compensation expense. During the years ended December 31, 2019, 2018 and 2017, the Company charged $10.9 million, $11.1 million and $9.7 million, respectively, to compensation expense for non-vested stock units and awards. The related income tax benefit recognized in 2019, 2018 and 2017 was $2.7 million, $2.8 million and $3.7 million, respectively. The fair value of shares vested during 2019, 2018 and 2017 was $19.2 million, $4.4 million and $12.1 million respectively.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The weighted average price per Non-vested stock award at grant date was $49.12, $59.05 and $60.30 for awards granted in 2019, 2018 and 2017, respectively. Non-vested stock award activity for the year ended December 31, 2019 was as follows:

(in thousands, except grant date fair value)	Non-vested Stock Award Activity	Weighted Average Grant Date Fair Value ($)
Non-vested awards, unvested at January 1, 2019	574	54.82
Awarded	374	49.12
Forfeited	(183)	41.45
Vested	(321)	57.74
Non-vested awards, unvested at December 31, 2019	444	53.42

As of December 31, 2019, there was $9.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. The Company expects this expense to be recognized over a weighted average period of 1.5 years.

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

SARs activity for all plans for the years ended December 31, 2019, 2018 and 2017, was as follows:

	2019				2018			2017
(in thousands, except exercise price and terms)	SARs Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	SARs Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	SARs Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding on January 1	343	$16.04			594	$14.40		978	$14.43
Exercised	(224)	$13.13		$10,494	(248)	$12.10	$12,636	(352)	$14.37	$16,071
Forfeited	0	$5.86			(3)	$17.06		(32)	$15.76
Outstanding on December 31	119	$21.57	1.4 years	$4,571	343	$16.04	$10,439	594	$14.40	$24,261
Exercisable and Vested on December 31	119	$21.57	1.4 years	$4,571	343	$16.04	$10,439	594	$14.40	$24,261

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The following table summarizes information about SARs outstanding as of December 31, 2019:

	Outstanding and Exercisable
Exercise Price	Number (in thousands)	Weighted Average Remaining Years of Contractual Life
$11.08	2.8	0.1	years
$14.68	7.4	1.7	years
$21.52	71.1	1.1	years
$23.79	37.6	2.1	years

SARs expense was immaterial for all periods presented.

Performance Awards

In February 2019, 2018 and 2017, the Company granted performance shares to certain senior executives. Performance share awards are based on three performance measures: a cash flow return on investment (CFROI) measure, an operating margin (OM) measure and a total shareholder return (TSR) modifier. Performance shares are earned based on a three-year performance period commencing at the beginning of the calendar year of each grant. The performance shares earned are then subject to a TSR modifier based on stock returns measured against stock returns of a predefined comparator group over a three-year performance period. Additionally, in February 2019, 2018 and 2017, the Company granted 24,605, 24,490 and 26,300 performance shares, respectively, to certain officers and certain senior managers based on the respective measures and performance periods described above but excluding a TSR modifier.

The fair values of the senior executives' performance share award grants with a TSR modifier at the grant date in 2019, 2018 and 2017 were $49.64, $61.59 and $64.82, respectively, which were estimated using the Monte Carlo valuation model, and incorporated the following assumptions:

	2019	2018	2017
Risk-free interest rate	2.9%	2.4%	1.5%
Dividend yield	1.7%	1.3%	1.1%
Volatility factor	41.0%	38.9%	38.3%
Expected life of award	2.9 years	2.9 years	2.9 years

The fair value of certain officers' and certain senior managers' performance awards granted based solely on the CFROI and OM performance factors was $47.61, $57.19 and $58.77, which was equal to the stock price on the date of grant in 2019, 2018 and 2017, respectively, less the present value of dividend payments over the vesting period.

The Company recorded compensation expense related to performance awards of $6.4 million, $5.6 million and $6.2 million in 2019, 2018 and 2017, respectively. The related income tax benefit recognized in 2019, 2018 and 2017 was $1.6 million, $1.4 million and $2.4 million, respectively. The fair value of awards vested during 2019, 2018 and 2017 was $4.9 million, $7.8 million and $5.5 million, respectively.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Performance award activity for the year ended December 31, 2019 was as follows:

(in thousands, except grant date fair value)	Performance Awards	Weighted Average Grant Date Fair Value ($)
Performance awards, unvested at January 1	91	61.32
Awarded	137	48.92
Forfeited	(59)	49.30
Vested and earned	(81)	57.49
Performance awards, unvested at December 31	88	53.55

As of December 31, 2019, the Company had $2.3 million of total unrecognized compensation expense related to performance awards. The Company expects this expense to be recognized over a weighted average period of 1.6 years.

Excess Tax Benefits/Shortfalls

For tax purposes, share-based compensation expense is deductible in the year of exercise or release based on the intrinsic value of the award on the date of exercise or release. For financial reporting purposes, share-based compensation expense is based upon grant-date fair value, which is amortized over the vesting period. Excess or "windfall" tax benefits represent the excess tax deduction received by the Company resulting from the difference between the share-based compensation expense deductible for tax purposes and the share-based compensation expense recognized for financial reporting purposes. Conversely, the Company may recognize a tax "shortfall" in circumstances when share-based expense recognized for reporting purposes exceeds the expense deductible for tax purposes. Windfall tax benefits and shortfalls are recorded directly to Income tax provision on the Company's Consolidated Statement of Operations. Windfall tax benefits for the years ended December 31, 2019, 2018 and 2017 were $2.8 million, $3.1 million and $7.4 million, respectively.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 19 – Comprehensive Income (Loss)

The following table presents reclassification adjustments out of Accumulated other comprehensive loss during the years ended December 31, 2019, 2018 and 2017:

(in millions)
Details about Accumulated other comprehensive loss components	2019	2018	2017	Affected line item in the statement where net income is presented
Amount of loss reclassified into earnings from foreign currency:
Foreign currency cumulative translation adjustment	$(13.9)	$—	$—	Loss on disposal of discontinued operations
	(13.9)	—	—	Earnings before income taxes from discontinued operations
	0.1	—	—	Income tax provision
	$(13.8)	$—	$—	Net earnings from discontinued operations

Amortization of defined benefit items:
Prior service credits	$0.7	$0.7	$0.7	Other expense, net (A)
Net actuarial losses	(6.2)	(10.3)	(15.2)	Other expense, net (A)
Net actuarial losses	(292.8)	—	(96.6)	Pension settlement charge (A) (B)
	(298.3)	(9.6)	(111.1)	Earnings before income taxes
	(15.0)	2.2	42.3	Income tax provision (B)
	$(313.3)	$(7.4)	$(68.8)	Net earnings from continuing operations(B)

Amount of gain (loss) reclassified into earnings on derivative contracts:
Interest rate contracts	$(0.6)	$(0.9)	$(1.1)	Interest expense
Foreign exchange contracts	10.8	(2.5)	(0.9)	Cost of sales
	10.2	(3.4)	(2.0)	Earnings before income taxes
	(3.0)	0.8	0.7	Income tax provision
	$7.2	$(2.6)	$(1.3)	Net earnings from continuing operations

(A)	These Accumulated other comprehensive income (loss) components are included in the computation of net pension and other benefit costs. See Note 17 – Postretirement Benefits for additional details.

(B)
In 2019, the Company fully exited its qualified benefit pension plans and as a result, recorded a pre-tax settlement charge of $292.8 million. The income tax impact of the settlement action was a net provision of $17.5 million, consisting of an income tax benefit of $73.9 million associated with the pension settlement charge netted against an income tax charge of $91.4 million resulting from the release of disproportionate tax effects in Accumulated Other Comprehensive Income. Refer to Note 17 – Postretirement Benefits and Note 12 – Income Taxes in the Notes to Consolidated Financial Statements for further information on the pension settlement and related income tax consequences, respectively.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 20 – Treasury Stock

The Company has executed share repurchases against authorizations approved by the Board of Directors in 2014, 2016 and 2019. In 2019, the Company repurchased $400.0 million of stock under these authorizations and as of December 31, 2019, the remaining authorization was $234.8 million.

Treasury stock activity for the years ended December 31, 2019, 2018 and 2017, was as follows:

(Shares in thousands)	2019	2018	2017
Balance at January 1	15,781	15,001	13,221
Compensation plans and other	(542)	(460)	(547)
Share repurchases	7,730	1,240	2,327
Balance at December 31	22,969	15,781	15,001

Note 21 – Leases

The Company has operating lease agreements for offices, branches, factories, distribution and service facilities and certain personal property. Leases with an initial lease term of 12 months or less are not recorded on the balance sheet. Finance leases are not material to the Company's consolidated financial statements.

Several leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The exercise of lease renewal options is at our sole discretion. Certain of our lease agreements include rental payments that vary based on changes in volume activity, storage activity, or changes in the Consumer Price Index or other indices. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

A summary of the Company's lease assets and lease liabilities as of December 31, 2019 is as follows:

(in millions)	Classification	Dec 31, 2019
Lease Assets
Operating lease assets	Operating lease assets	$83.2

Lease Liabilities
Current operating lease liabilities	Accrued expenses	18.4
Non-current operating lease liabilities	Operating lease liabilities	70.1
Total lease liabilities		$88.5

A summary of the Company's total lease cost for the year ended December 31, 2019 is as follows:

(in millions)	Classification	Dec 31, 2019
Operating lease cost	Selling, general, and administrative expense	$13.9
	Cost of sales	25.6
Variable lease cost	Selling, general, and administrative expense	0.5
	Cost of sales	4.4
Total lease cost (A)		$44.4

(A) Includes total short-term lease cost which is immaterial.

Total lease cost was $33.6 million and $30.7 million for the years ended December 31, 2018 and December 31, 2017, respectively.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The Company's maturity analysis of its operating lease liabilities as of December 31, 2019 is as follows:

(in millions)
2020	$22.5
2021	19.7
2022	17.8
2023	15.1
2024	11.9
Thereafter	14.4
Total lease payments	101.4
Less: Interest	(12.9)
Present value of lease liabilities	$88.5

The total weighted-average discount rate and remaining lease term for the Company's operating leases was 4.99 percent and 5.5 years, respectively, as of December 31, 2019. Total operating lease payments reflected in operating cash flows were $21.9 million for the year ended December 31, 2019.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 22 – Quarterly Data (unaudited)

The Company maintains its financial records on the basis of a fiscal year ended on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Saturday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The first three quarters of fiscal year 2019 ended on March 30, 2019, June 29, 2019, and September 28, 2019, and the first three quarters of fiscal year 2018 ended on March 31, 2018, June 30, 2018, and September 29, 2018.

	Quarter Ended
(in millions, except per share data)	March 30, 2019	June 29, 2019	September 28, 2019	December 31, 2019	Year Ended December 31, 2019
Net sales (A)	$1,050.7	$1,163.5	$976.6	$917.6	$4,108.4
Gross margin (B)	279.5	328.0	276.9	236.6	1,121.0
Restructuring, exit and impairment charges (C)	3.2	5.4	7.4	2.8	18.8
Pension settlement charge (D)	—	—	(294.1)	1.3	(292.8)
Net earnings (loss) from continuing operations (F)	76.2	112.1	(232.9)	75.0	30.4
Net loss from discontinued operations, net of tax	(112.5)	(34.6)	(6.4)	(7.9)	(161.4)
Net (loss) earnings	(36.3)	77.5	(239.3)	67.1	(131.0)

Basic earnings (loss) per common share:
Net earnings (loss) from continuing operations	$0.87	$1.29	$(2.74)	$0.92	$0.36
Net loss from discontinued operations	(1.29)	(0.40)	(0.08)	(0.10)	(1.90)
Net (loss) earnings	$(0.42)	$0.89	$(2.82)	$0.82	$(1.54)
Diluted earnings (loss) per common share:
Net earnings (loss) from continuing operations	$0.87	$1.28	$(2.74)	$0.92	$0.36
Net loss from discontinued operations	(1.29)	(0.39)	(0.08)	(0.10)	(1.89)
Net (loss) earnings	$(0.42)	$0.89	$(2.82)	$0.82	$(1.53)

Dividends declared	$0.21	$0.21	$0.21	$0.24	$0.87

Common stock price (NYSE symbol: BC):
High	$55.35	$54.76	$54.75	$62.23	$62.23
Low	$44.89	$41.02	$42.57	$49.36	$41.02

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

	Quarter Ended
(in millions, except per share data)	March 31, 2018	June 30, 2018	September 29, 2018	December 31, 2018	Year Ended December 31, 2018
Net sales (A)	$967.0	$1,148.7	$1,044.1	$961.1	$4,120.9
Gross margin (B)	243.1	281.2	278.3	244.4	1,047.0
Restructuring, exit and impairment charges (C)	2.6	34.2	9.4	8.6	54.8
Transaction financing charges (E)	—	—	(5.1)	—	(5.1)
Net earnings from continuing operations (F)	63.8	68.1	75.2	46.3	253.4
Net earnings (loss) from discontinued operations, net of tax	9.1	10.9	(5.2)	(2.9)	11.9
Net earnings	72.9	79.0	70.0	43.4	265.3

Basic (loss) earnings per common share:
Net earnings from continuing operations	$0.72	$0.78	$0.86	$0.53	$2.89
Net earnings (loss) from discontinued operations	0.11	0.12	(0.06)	(0.03)	0.14
Net earnings	$0.83	$0.90	$0.80	$0.50	$3.03
Diluted (loss) earnings per common share:
Net earnings from continuing operations	$0.72	$0.77	$0.86	$0.53	$2.87
Net earnings (loss) from discontinued operations	0.10	0.13	(0.06)	(0.04)	0.14
Net earnings	$0.82	$0.90	$0.80	$0.49	$3.01

Dividends declared	$0.19	$0.19	$0.19	$0.21	$0.78

Common stock price (NYSE symbol: BC):
High	$64.45	$69.27	$69.82	$67.92	$69.82
Low	$55.35	$54.76	$61.78	$41.92	$41.92

(A) In the second quarter of 2018, the Company announced its intention to wind down Sport Yacht & Yachts (SYY) operations. During the second quarter and the full-year of 2019, SYY had Net sales of $(0.7) million. During the first, second, third and fourth quarters and the full-year of 2018, SYY had Net sales of $15.1 million, $19.9 million, $9.0 million, $5.4 million and $49.4 million, respectively.
(B) Gross margin is defined as Net sales less Cost of sales (COS) as presented in the Consolidated Statements of Operations. In the second and fourth quarter and the full-year of 2019, the company recorded $3.2 million, $3.9 million and $7.1 million in COS, respectively, related to SYY. During the first, second, third and fourth quarter and the full-year of 2018, the Company recorded $18.7 million, $43.1 million, $17.3 million, $10.0 million and $89.1 million in COS, respectively, related to SYY. During the third and fourth quarter and the full-year of 2018, the company recorded $4.6 million, $4.6 million and $9.2 million in COS, respectively, of purchase accounting amortization related to the purchase of Power Products.
(C) Restructuring, exit, integration and impairment charges are discussed in Note 4 – Restructuring, Exit and Impairment Activities.
(D) Pension settlement charges are discussed in Note 17 – Postretirement Benefits.
(E) In the third quarter and full-year of 2018, the company recorded $5.1 million of Transaction financing charges related to the acquisition of Power Products.
(F) During the first, second, third and fourth quarter and full-year of 2019, Net (loss) earnings from continuing operations includes $5.7 million, $9.0 million, $6.1 million, $8.2 million and $29.0 million, respectively, related to SYY, IT transformation costs, purchase accounting amortization and acquisition-related costs, related to the purchase of Freedom Boat Club and Power Products. Net earnings (loss) from continuing operations also includes $(1.7) million, $1.8 million, $(2.5) million, $(14.8) million and $(17.2) million related to discrete tax items. During the first, second, third and fourth quarter and full-year ended 2018, Net earnings from continuing operations includes $6.4 million, $23.3 million, $25.0 million, $16.9 million and $71.6 million, respectively, related to SYY, purchase accounting amortization and acquisition-related costs. Refer to Note 5 – Acquisitions for further details. Net earnings from continuing operations also includes $6.7 million, $(1.1) million, $(10.7) million, $0.3 million and $(4.8) million related to discrete tax items. In the third and fourth quarter and full-year of 2019, the Company had a loss (gain) of extinguishment of debt, net of tax, of $0.7 million, $(0.1) million and $0.6 million, respectively. In the fourth quarter of 2018, the Company sold its non-controlling interest in a marine joint venture and recorded a gain of $1.8 million, net of tax, within Equity earnings.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 23 – Subsequent Events

Throughout 2019, Brunswick implemented strategic and organizational initiatives to sharpen the focus of the Company on the recreational marine market and adjacent opportunities. Starting in 2020, the Company’s strategy is focused on four business pillars - Propulsion, Parts and Accessories (P&A), Boats and Business Acceleration. Effective January 1, 2020, we changed our management reporting and updated our reportable segments to Propulsion, P&A and Boat to align with our strategy. The Propulsion segment will contain both outboard and sterndrive engine businesses, along with controls and riggings, which are closely associated with our propulsion businesses. The P&A segment will contain all other P&A categories, including engine parts and consumables, electrical products, boat parts and systems, and our distribution business. The Boat segment will continue to include Business Acceleration. As a result of the change in segments, the Goodwill balance previously reported on the Marine Engine segment will be allocated to the Propulsion and P&A segments based on their relative fair values.
Concurrent with this change, the Company has changed its measurement of segment profit and loss due to a decision to streamline internal and external reporting practices relating to marine engines sold from the Propulsion segment to the Boat segment. This change in presentation, which is not the result of a change in business practice, more closely follows current market dynamics, as well as provides improved comparability with other boat companies.

BRUNSWICK CORPORATION
Schedule II - Valuation and Qualifying Accounts

(in millions)

Allowances for Losses on Receivables	Balance at Beginning of Year	Charges to Profit and Loss	Write-offs	Recoveries	Acquisitions	Other	Balance at End of Year
2019	$8.7	$1.6	$(1.7)	$0.2	$—	$(0.3)	$8.5

2018	7.2	0.8	(0.9)	0.1	1.1	0.4	8.7

2017	9.7	1.3	(4.4)	0.1	—	0.5	7.2

Deferred Tax Asset Valuation Allowance	Balance at Beginning of Year	Charges to Profit and Loss(A)	Write-offs	Recoveries	Other(B)	Balance at End of Year
2019	$74.7	$(3.5)	$—	$—	$22.1	$93.3

2018	78.0	4.0	—	—	(7.3)	74.7

2017	75.5	5.9	—	—	(3.4)	78.0

(A) For the year ended December 31, 2019, the deferred tax asset valuation benefit activity primarily relates to reassessments for state recognition purposes. For the years ended December 31, 2018 and 2017, the deferred tax asset valuation provision activity primarily relates to tax losses in foreign jurisdictions.
(B) For the year ended December 31, 2019, the activity primarily relates to Federal and State impact of the sale of the stock of certain entities. For the years ended December 31, 2018 and 2017, activity primarily relates to Federal tax law changes and foreign currency translation.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUNSWICK CORPORATION
February 18, 2020	By:	/S/ RANDALL S. ALTMAN
Randall S. Altman
Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

February 18, 2020	By:	/S/ DAVID M. FOULKES
David M. Foulkes
Chief Executive Officer and Director
(Principal Executive Officer)

February 18, 2020	By:	/S/ WILLIAM L. METZGER
William L. Metzger
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

February 18, 2020	By:	/S/ RANDALL S. ALTMAN
Randall S. Altman
Vice President and Controller
(Principal Accounting Officer)

This report has been signed by the following directors, constituting the remainder of the Board of Directors, by William L. Metzger, as Attorney-in-Fact.

Nancy E. Cooper
David C. Everitt
Manuel A. Fernandez
Lauren Patricia Flaherty
Joseph W. McClanathan
David V. Singer
Jane L. Warner
J. Steven Whisler
Roger J. Wood

February 18, 2020	By:	/S/ WILLIAM L. METZGER
William L. Metzger
Attorney-in-Fact