Form 10-K/A
period 2019-12-31
BRUNSWICK CORP
filed 2020-03-20
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE
Part III of the Form 10-K incorporates by reference certain information that will be set forth in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 6, 2020.

EXPLANATORY NOTE

Brunswick Corporation (the “Company”) is filing this Amendment No. 1 (this “Amendment No. 1”) to its Annual Report on Form 10-K for the year ended December 31, 2019 (the “Original Filing ”), originally filed with the Securities and Exchange Commission on February 18, 2020 (the “Original Filing Date”), solely to correct the Report of Independent Registered Public Accounting Firm (included in the Index to Financial Statements and Financial Statement Schedule on pages 52-53 of the Original Filing) and the Consent of Deloitte & Touche LLP (filed as Exhibit 23.1 of the Original Filing), each of which inadvertently omitted the typeset signature of Deloitte & Touche LLP. The Report of Independent Registered Public Accounting Firm included below and the Consent of Deloitte & Touche LLP filed as an exhibit to this Amendment No. 1 include the omitted signatures.

Except as described above, no changes have been made to the Original Filing, and this Amendment No. 1 does not modify, amend or update any of the financial information or other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

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

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 18, 2020

We have served as the Company’s auditor since 2014.

Item 15. Exhibits

Item 15 of the Original Filing is hereby amended solely to update the Exhibit Index with the corrected Consent of Deloitte & Touche LLP and with the new certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The updated Exhibit Index is below.

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

4.1†	Description of the Company's Securities Registered Pursuant to Section 12 of the Exchange Act.
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

10.7*†	Form of Officer Terms and Conditions of Employment.
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

10.30*†	2020 Brunswick Performance Plan Summary Terms and Conditions.
10.31*†	2020 Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan.
10.32*†	2020 Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan --TSR Participants.

10.33*†	2020 Stock-Settled Restricted Stock Unit Grant Terms and Conditions for Select Key Employees Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan.
10.34*†	2020 Stock-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan.
10.35*†	2020 Cash-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan.
10.36*†	2020 Cash-Settled Restricted Stock Unit Grant Terms and Conditions for Select Key Employees Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan.
12.1†	Ratios.
21.1†	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1†	Power of Attorney.
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.1	Cover Page Interactive Data File, formatted in Inline XBRL, is contained in Exhibit 101.

* Management contract or compensatory plan or arrangement

† Filed as an exhibit to the Original Filing

†† Furnished as an exhibit to the Original Filing

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2019 to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUNSWICK CORPORATION
March 20, 2020	By:	/S/ RANDALL S. ALTMAN
Randall S. Altman
Vice President and Controller