Form 10-Q
period 2020-03-28
BRUNSWICK CORP
filed 2020-05-07
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended March 28, 2020

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
The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of May 4, 2020 was 79,128,451.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 28, 2020

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BRUNSWICK CORPORATION Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended
(in millions, except per share data)	March 28, 2020	March 30, 2019
Net sales	$965.5	$1,050.7
Cost of sales	721.7	771.2
Selling, general and administrative expense	111.3	133.5
Research and development expense	28.9	28.7
Restructuring, exit and impairment charges	0.4	3.2
Operating earnings	103.2	114.1
Equity earnings	1.8	1.9
Other income (expense), net	0.7	(1.6)
Earnings before interest and income taxes	105.7	114.4
Interest expense	(16.9)	(19.8)
Interest income	0.3	0.4
Earnings before income taxes	89.1	95.0
Income tax provision	18.4	18.8
Net earnings from continuing operations	70.7	76.2

Discontinued operations:
Loss from discontinued operations, net of tax	(0.6)	(112.5)
Loss on disposal of discontinued operations, net of tax	(1.1)	—
Net loss from discontinued operations, net of tax	(1.7)	(112.5)
Net earnings (loss)	$69.0	$(36.3)

Earnings (loss) per common share:
Basic
Earnings from continuing operations	$0.88	$0.87
Loss from discontinued operations	(0.02)	(1.29)
Net earnings (loss)	$0.86	$(0.42)

Diluted
Earnings from continuing operations	$0.88	$0.87
Loss from discontinued operations	(0.02)	(1.28)
Net earnings (loss)	$0.86	$(0.41)

Weighted average shares used for computation of:
Basic earnings (loss) per common share	80.0	87.5
Diluted earnings (loss) per common share	80.3	88.0

Comprehensive income (loss)	$61.1	$(35.3)

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Balance Sheets (unaudited)

(in millions)	March 28, 2020	December 31, 2019	March 30, 2019
Assets
Current assets
Cash and cash equivalents, at cost, which approximates fair value	$502.9	$320.3	$161.5
Restricted cash	11.6	11.6	9.1
Short-term investments in marketable securities	0.8	0.8	0.8
Total cash and short-term investments in marketable securities	515.3	332.7	171.4
Accounts and notes receivable, less allowances of $12.0, $8.5 and $8.1	465.4	331.8	499.2
Inventories
Finished goods	549.3	554.3	520.8
Work-in-process	108.3	101.3	103.7
Raw materials	182.5	168.9	192.8
Net inventories	840.1	824.5	817.3
Prepaid expenses and other	49.0	36.8	80.5
Current assets held for sale	—	—	369.4
Current assets	1,869.8	1,525.8	1,937.8

Property
Land	17.8	17.8	16.5
Buildings and improvements	419.7	415.4	367.5
Equipment	1,107.3	1,090.1	1,000.3
Total land, buildings and improvements and equipment	1,544.8	1,523.3	1,384.3
Accumulated depreciation	(877.3)	(863.8)	(805.5)
Net land, buildings and improvements and equipment	667.5	659.5	578.8
Unamortized product tooling costs	143.1	136.9	124.7
Net property	810.6	796.4	703.5

Other assets
Goodwill	414.0	415.0	381.8
Other intangibles, net	575.0	583.5	578.1
Operating lease assets	82.3	83.2	79.5
Deferred income tax asset	109.7	118.7	110.5
Equity investments	31.3	29.5	35.5
Other long-term assets	11.9	12.3	15.7
Long-term assets held for sale	—	—	492.5
Other assets	1,224.2	1,242.2	1,693.6

Total assets	$3,904.6	$3,564.4	$4,334.9

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Balance Sheets (unaudited)

(in millions)	March 28, 2020	December 31, 2019	March 30, 2019
Liabilities and shareholders’ equity
Current liabilities
Short-term debt and current maturities of long-term debt	$425.7	$41.3	$40.9
Accounts payable	366.8	393.5	420.6
Accrued expenses	493.7	509.6	503.3
Current liabilities held for sale	—	—	240.9
Current liabilities	1,286.2	944.4	1,205.7

Long-term liabilities
Debt	1,069.0	1,068.0	1,245.6
Operating lease liabilities	69.6	70.1	67.0
Postretirement benefits	72.1	73.6	70.0
Other	104.0	107.4	100.4
Long-term liabilities held for sale	—	—	119.3
Long-term liabilities	1,314.7	1,319.1	1,602.3

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares; outstanding: 79,114,000, 79,569,000 and 87,063,000 shares	76.9	76.9	76.9
Additional paid-in capital	358.8	369.2	359.9
Retained earnings	1,981.1	1,931.3	2,081.1
Treasury stock, at cost: 23,424,000, 22,969,000 and 15,475,000 shares	(1,051.8)	(1,023.1)	(628.9)
Accumulated other comprehensive loss	(61.3)	(53.4)	(362.1)
Shareholders’ equity	1,303.7	1,300.9	1,526.9

Total liabilities and shareholders’ equity	$3,904.6	$3,564.4	$4,334.9

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
(in millions)	March 28, 2020	March 30, 2019
Cash flows from operating activities
Net earnings (loss)	$69.0	$(36.3)
Less: net loss from discontinued operations, net of tax	(1.7)	(112.5)
Net earnings from continuing operations, net of tax	70.7	76.2
Stock compensation expense	(0.1)	2.8
Depreciation and amortization	35.2	33.1
Pension expense, net of (funding)	(0.6)	0.3
Asset impairment charges	—	1.5
Deferred income taxes	10.6	8.6
Changes in certain current assets and current liabilities	(196.9)	(202.7)
Long-term extended warranty contracts and other deferred revenue	1.0	1.5
Income taxes	(2.5)	4.2
Other, net	(1.3)	1.3
Net cash used for operating activities of continuing operations	(83.9)	(73.2)
Net cash provided by (used for) operating activities of discontinued operations	4.8	(6.2)
Net cash used for operating activities	(79.1)	(79.4)

Cash flows from investing activities
Capital expenditures	(55.9)	(86.2)
Investments	(3.6)	(2.8)
Proceeds from the sale of property, plant and equipment	0.4	—
Net cash used for investing activities of continuing operations	(59.1)	(89.0)
Net cash used for investing activities of discontinued operations	—	(2.9)
Net cash used for investing activities	(59.1)	(91.9)

Cash flows from financing activities
Proceeds from issuances of short-term debt	610.0	215.0
Payments of short-term debt	(225.0)	(215.0)
Net proceeds from issuances of long-term debt	—	222.0
Payments of long-term debt including current maturities	(0.3)	(159.0)
Common stock repurchases	(34.1)	—
Cash dividends paid	(19.2)	(18.3)
Proceeds from share-based compensation activity	0.4	0.5
Tax withholding associated with shares issued for share-based compensation	(6.5)	(6.8)
Other, net	(0.1)	(0.2)
Net cash provided by financing activities	325.2	38.2

Effect of exchange rate changes	(4.4)	0.3
Net increase (decrease) in Cash and cash equivalents and Restricted cash	182.6	(132.8)
Cash and cash equivalents and Restricted cash at beginning of period	331.9	303.4

Cash and cash equivalents and Restricted cash at end of period	514.5	170.6
Less: Restricted cash	11.6	9.1
Cash and cash equivalents at end of period	$502.9	$161.5

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

Brunswick Corporation Condensed Consolidated Statements of Shareholders' Equity (unaudited)

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2019	$76.9	$369.2	$1,931.3	$(1,023.1)	$(53.4)	$1,300.9
Net earnings	—	—	69.0	—	—	69.0
Other comprehensive loss	—	—	—	—	(7.9)	(7.9)
Dividends ($0.24 per common share)	—	—	(19.2)	—	—	(19.2)
Compensation plans and other	—	(10.4)	—	5.4	—	(5.0)
Common stock repurchases	—	—	—	(34.1)	—	(34.1)
Balance at March 28, 2020	$76.9	$358.8	$1,981.1	$(1,051.8)	$(61.3)	$1,303.7

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2018	$76.9	$371.1	$2,135.7	$(638.0)	$(363.1)	$1,582.6
Net loss	—	—	(36.3)	—	—	(36.3)
Other comprehensive income	—	—	—	—	1.0	1.0
Dividends ($0.21 per common share)	—	—	(18.3)	—	—	(18.3)
Compensation plans and other	—	(11.2)	—	9.1	—	(2.1)
Balance at March 30, 2019	$76.9	$359.9	$2,081.1	$(628.9)	$(362.1)	$1,526.9

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 – Significant Accounting Policies

Basis of Presentation. Effective January 1, 2020, the Company changed its management reporting and updated its reportable segments to Propulsion, Parts and Accessories (P&A) and Boat (inclusive of Business Acceleration) to align with its strategy. As a result of this change, the Company has recast all segment information for all prior periods presented. Refer to Note 11 – Segment Data for further information on the Company's reportable segments.

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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Brunswick’s 2019 Annual Report on Form 10-K for the year ended December 31, 2019 (the 2019 Form 10-K). These results include, in management's opinion, all normal and recurring adjustments necessary to present fairly Brunswick's financial position, results of operations and cash flows. Due to the seasonality of Brunswick’s businesses, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Saturday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The first quarter of fiscal year 2020 ended on March 28, 2020 and the first quarter of fiscal year 2019 ended on March 30, 2019.

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

Recently Adopted Accounting Standards

Current Expected Credit Loss: In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Measurement of Credit Losses on Financial Instruments, which updated the Accounting Standards Codification (ASC) to add an impairment model that is based on expected losses rather than incurred losses. On January 1, 2020, the Company adopted this standard and the adoption did not have an impact on the condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Revenue Recognition

Consistent with the Company's change in reportable segments as described in Note 1 – Significant Accounting Policies, the Company has made a change to its revenue disaggregation presentation to align with the new segment structure. The following table presents the Company's revenue into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors:

	Three Months Ended
	March 28, 2020
(in millions)	Propulsion	Parts & Accessories	Boat	Total
Geographic Markets
United States	$290.9	$210.9	$215.5	$717.3
Europe	69.6	42.8	35.1	147.5
Asia-Pacific	49.3	24.7	5.6	79.6
Canada	14.1	13.7	31.8	59.6
Rest-of-World	24.7	9.5	3.5	37.7
Segment Eliminations	(69.1)	(7.1)	—	(76.2)
Total	$379.5	$294.5	$291.5	$965.5

Major Product Lines
Outboard Engines	$353.8	$—	$—	$353.8
Controls, Rigging, and Propellers	57.5	—	—	57.5
Sterndrive Engines	37.3	—	—	37.3
Distribution Parts and Accessories	—	121.3	—	121.3
Advanced Systems Group	—	103.1	—	103.1
Engine Parts and Accessories	—	77.2	—	77.2
Aluminum Freshwater Boats	—	—	120.5	120.5
Recreational Fiberglass Boats	—	—	101.8	101.8
Saltwater Fishing Boats	—	—	59.8	59.8
Business Acceleration	—	—	9.4	9.4
Segment Eliminations	(69.1)	(7.1)	—	(76.2)
Total	$379.5	$294.5	$291.5	$965.5

Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended
	March 30, 2019
(in millions)	Propulsion	Parts & Accessories	Boat	Total
Geographic Markets
United States	$309.8	$214.4	$273.9	$798.1
Europe	73.1	46.1	36.7	155.9
Asia-Pacific	31.4	24.7	5.4	61.5
Canada	14.9	16.4	50.0	81.3
Rest-of-World	23.2	12.0	7.3	42.5
Segment Eliminations	(79.0)	(9.6)	—	(88.6)
Total	$373.4	$304.0	$373.3	$1,050.7

Major Product Lines
Outboard Engines	$352.3	$—	$—	$352.3
Controls, Rigging, and Propellers	53.2	—	—	53.2
Sterndrive Engines	46.9	—	—	46.9
Distribution Parts and Accessories	—	124.2	—	124.2
Advanced Systems Group	—	104.0	—	104.0
Engine Parts and Accessories	—	85.4	—	85.4
Aluminum Freshwater Boats	—	—	166.2	166.2
Recreational Fiberglass Boats	—	—	115.0	115.0
Saltwater Fishing Boats	—	—	90.2	90.2
Business Acceleration	—	—	1.9	1.9
Segment Eliminations	(79.0)	(9.6)	—	(88.6)
Total	$373.4	$304.0	$373.3	$1,050.7

As of January 1, 2020, $96.2 million of contract liabilities associated with extended warranties and customer deposits were reported in Accrued expenses and Other Long-term liabilities, of which $13.1 million was recognized as revenue during the three months ended March 28, 2020. As of March 28, 2020, total contract liabilities were $95.5 million. The total amount of the transaction price allocated to unsatisfied performance obligations as of March 28, 2020 was $88.8 million for contracts greater than one year, which primarily relates to extended warranties. The Company expects to recognize approximately $19.1 million of this amount in 2020, $20.1 million in 2021, and $49.6 million thereafter.

Note 3 – Discontinued Operations

On June 27, 2019, the Company completed the sale of its Fitness business to KPS Capital Partners, LP. As a result, the Company classified the assets and liabilities of the Fitness business as held for sale on the Condensed Consolidated Balance Sheets for all prior periods. Additionally, this business, which was previously reported in the Company's Fitness segment, is being reported as discontinued operations in the Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows for all periods presented. Refer to Note 3 in the 2019 Form 10-K for further information.

The sale of the Fitness business resulted in net proceeds of $473.7 million and an after-tax loss of $43.9 million. In connection with the sale of its Fitness business, the Company retained assets of $26.4 million primarily related to VAT receivables, and retained liabilities of $45.1 million primarily related to VAT payables, product warranty liabilities and certain employee benefits. As of March 28, 2020, retained assets and liabilities were $11.1 million and $30.4 million, respectively.

Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table discloses the results of operations of the business reported as discontinued operations for the three months ended March 28, 2020 and March 30, 2019, respectively:

(in millions)	March 28, 2020	March 30, 2019
Net sales	$—	$225.2
Cost of sales	—	167.1
Selling, general and administrative expense (A)	0.8	56.4
Research and development expense	—	6.2
Restructuring, exit and impairment charges (B)	—	138.3
Loss from discontinued operations before income taxes (A) (B)	$(0.8)	$(142.8)
Income tax benefit	(0.2)	(30.3)
Loss from discontinued operations, net of tax (B) (A)	(0.6)	(112.5)
Loss on disposal of discontinued operations, net of tax (C)	(1.1)	—
Net loss from discontinued operations, net of tax	$(1.7)	$(112.5)

(A) The Company recorded $7.8 million for the three months ended March 30, 2019 of net costs incurred in connection with the sale of the Fitness business.
(B) In the first quarter of 2019, the Company re-evaluated the fair value of the Fitness reporting unit and determined the fair value of the business was less than its carrying value. As a result, the Company recorded a $137.2 million ($103.0 million after tax) goodwill impairment charge for the three months ended March 30, 2019.
(C) Loss on disposal of discontinued operations, net of tax, for the three months ended March 28, 2020 includes a pre-tax loss of $1.5 million and a tax benefit of $0.4 million.

There were no assets and liabilities held for sale related to discontinued operations as of March 28, 2020. The following table reflects the summary of assets and liabilities held for sale as of March 30, 2019 primarily related to the Fitness business included in discontinued operations:

(in millions)	March 30, 2019
Accounts and notes receivable, net	$184.5
Net inventory	173.8
Prepaid expenses and other	11.1
Current assets held for sale	369.4

Net property (A)	107.6
Goodwill	252.3
Other intangibles, net	58.6
Other long-term assets	74.0
Long-term assets held for sale	492.5
Assets held for sale	$861.9

Accounts payable	$52.7
Accrued expenses	188.2
Current liabilities held for sale	240.9

Other liabilities	119.3
Long-term liabilities held for sale	119.3
Liabilities held for sale	$360.2

(A) As of March 30, 2019, the Company had $8.9 million of net long-term assets classified as held for sale that were not related to the business reported as discontinued operations.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4 – Restructuring, Exit and Impairment Activities

During 2019, the Company recorded restructuring charges within the Boat segment related to consolidating its commercial and government products operations in order to rationalize its product line to better align with customer demand. In addition, the Company announced headcount reductions aimed at streamlining the cost structure of its enterprise-wide general and administrative functions. These actions resulted in charges during the three months ended March 28, 2020 and March 30, 2019.

The Company recorded restructuring, exit and impairment charges in the Condensed Consolidated Statements of Comprehensive Income as a result of the activities described above. The following table is a summary of the expense associated with the restructuring, exit and impairment activities discussed above for the three months ended March 28, 2020 and March 30, 2019:

	March 28, 2020				March 30, 2019
(in millions)	Parts & Accessories	Boat	Corporate	Total	Boat	Corporate	Total
Restructuring and exit activities:
Employee termination and other benefits	$0.3	$(0.0)	$0.1	$0.4	$0.4	$1.2	$1.6
Current asset write-downs	—	—	—	—	0.2	—	0.2
Other	—	—	—	—	0.1	—	0.1
Definite-lived and other asset impairments	—	—	—	—	1.3	—	1.3
Total restructuring, exit and impairment charges	$0.3	$(0.0)	$0.1	$0.4	$2.0	$1.2	$3.2

Total cash payments for restructuring, exit and impairment charges (A)	$0.6	$2.2	$1.0	$3.8	$5.0	$0.2	$5.2
Accrued charges at end of the period (B)	$1.0	$3.8	$0.6	$5.4	$10.8	$1.7	$12.5

(A) Cash payments for the three months ended March 28, 2020 and March 30, 2019 may include payments related to prior period charges.
(B) Restructuring, exit and impairment charges accrued as of March 28, 2020 are expected to be paid primarily during 2020.
Note 5 – Acquisitions

2019 Acquisitions

On May 21, 2019, the Company acquired 100 percent of Freedom Boat Club, a leading boat club operator based in Florida. The acquisition expands the Company's presence and scale within the emerging and fast-growing boat club market, providing its members access to a fleet of boats. Freedom Boat Club is included as part of the Company's Boat segment.

The net cash consideration the Company paid to acquire Freedom Boat Club was $64.1 million. The preliminary opening balance sheet included $29.2 million of identifiable intangible assets, including customer relationships, franchise agreements and trade names for $11.1 million, $4.9 million and $13.2 million, respectively, along with $26.4 million of goodwill, most of which is deductible for tax purposes. The amount assigned to Freedom Boat Club's customer relationships and franchise agreements will be amortized over their estimated useful lives of approximately 10 years and 15 years, respectively. The purchase price allocation for certain deferred tax balances is preliminary and subject to change within the allowed measurement period as the Company finalizes its fair value estimates. Refer to Note 5 in the 2019 Form 10-K for further information.

Note 6 – Financial Instruments

The Company operates globally with manufacturing and sales facilities around the world. Due to the Company’s global operations, the Company engages in activities involving both financial and market risks. The Company utilizes normal operating and financing activities, along with derivative financial instruments, to minimize these risks. See Note 14 in the Notes to Consolidated Financial Statements in the 2019 Form 10-K for further details regarding the Company's financial instruments and hedging policies.

Commodity Price. The Company uses commodity swaps to hedge anticipated purchases of aluminum. As of March 28, 2020, the notional value of commodity swap contracts outstanding was $1.2 million and the contracts mature through 2021. The Company had no outstanding commodity swap contracts at both December 31, 2019 and March 30, 2019. The amount of gain or loss associated with the change in fair value of these instruments is deferred in Accumulated other comprehensive loss and recognized

Notes to Condensed Consolidated Financial Statements
(unaudited)

in Cost of sales in the same period or periods during which the hedged transaction affects earnings. As of March 28, 2020, the Company estimates that during the next 12 months it will reclassify approximately $0.1 million in net losses (based on current prices) from Accumulated other comprehensive loss to Cost of sales.

Foreign Currency Derivatives. Forward exchange contracts outstanding at March 28, 2020, December 31, 2019 and March 30, 2019 had notional contract values of $281.1 million, $332.5 million and $375.6 million, respectively. The notional contract values of option contracts outstanding totaled $17.8 million at both March 28, 2020 and December 31, 2019. The Company had no outstanding option contracts as of March 30, 2019. The forward contracts outstanding at March 28, 2020 mature through 2021 and mainly relate to the Euro, Canadian dollar, Australian dollar and Japanese yen. As of March 28, 2020, the Company estimates that during the next 12 months, it will reclassify approximately $8.8 million of net gains (based on current rates) from Accumulated other comprehensive loss to Cost of sales.

Interest Rate Derivatives. The Company previously entered into fixed-to-floating interest rate swaps to convert a portion of its long-term debt from fixed to floating rate debt. In the second half of 2019, the Company settled its fixed-to-floating interest rate swaps, resulting in a net deferred gain of $2.5 million included within Debt. The Company will reclassify $0.7 million of net deferred gains from Debt to Interest expense during the next 12 months. As a result, there are no outstanding interest rate swaps as of March 28, 2020 or December 31, 2019. As of March 30, 2019, the outstanding swaps had a total notional contract value of $200.0 million. These instruments have been designated as fair value hedges, with the fair value recorded in long-term debt.

As of March 28, 2020, December 31, 2019 and March 30, 2019, the Company had $1.8 million, $2.0 million and $2.4 million, respectively, of net deferred losses associated with all settled forward-starting interest rate swaps, which were designated as cash flow hedges with gains and losses included in Accumulated other comprehensive loss. As of March 28, 2020, the Company estimates that during the next 12 months, it will reclassify approximately $0.6 million of net losses resulting from settled forward-starting interest rate swaps from Accumulated other comprehensive loss to Interest expense.

As of March 28, 2020, December 31, 2019 and March 30, 2019, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets				Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value			Balance Sheet Location	Fair Value
		Mar 28, 2020	Dec 31, 2019	Mar 30, 2019		Mar 28, 2020	Dec 31, 2019	Mar 30, 2019
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid expenses and other	$9.7	$4.1	$5.9	Accrued expenses	$3.3	$2.3	$0.2
Commodity contracts	Prepaid expenses and other	—	—	—	Accrued expenses	0.1	—	—
Total		$9.7	$4.1	$5.9		$3.4	$2.3	$0.2

Derivatives Designated as Fair Value Hedges
Interest rate contracts	Prepaid expenses and other	$—	$—	$—	Accrued expenses	$—	$—	$0.2
Interest rate contracts	Other long-term assets	—	—	0.9	Other long-term liabilities	—	—	0.4
Total		$—	$—	$0.9		$—	$—	$0.6

Other Hedging Activity
Foreign exchange contracts	Prepaid expenses and other	$2.6	$0.1	$1.0	Accrued expenses	$0.2	$0.9	$0.0

Notes to Condensed Consolidated Financial Statements
(unaudited)

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 28, 2020 and March 30, 2019 was:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings
	Mar 28, 2020	Mar 30, 2019		Mar 28, 2020	Mar 30, 2019
Interest rate contracts	$—	$—	Interest expense	$(0.1)	$(0.1)
Foreign exchange contracts	9.5	1.5	Cost of sales	2.7	2.8
Commodity contracts	(0.1)	—	Cost of sales	—	—
Total	$9.4	$1.5		$2.6	$2.7

Derivatives Designated as Fair Value Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
		Mar 28, 2020	Mar 30, 2019
Interest rate contracts	Interest expense	$0.2	$(0.1)

Other Hedging Activity	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
		March 28, 2020	March 30, 2019
Foreign exchange contracts	Cost of sales	$4.8	$1.5
Foreign exchange contracts	Other income (expense), net	1.1	0.0
Total		$5.9	$1.5

Fair Value of Other Financial Instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents and accounts and notes receivable approximate their fair values because of the short maturity of these instruments. At March 28, 2020, December 31, 2019 and March 30, 2019, the fair value of the Company’s long-term debt, including short-term debt and current maturities, was approximately $1,503.0 million, $1,214.6 million and $1,363.0 million, respectively, and was determined using Level 1 and Level 2 inputs described in Note 7 to the Notes to Consolidated Financial Statements in the 2019 Form 10-K. The carrying value of long-term debt, including short-term debt and current maturities, was $1,516.6 million, $1,131.6 million and $1,310.1 million as of March 28, 2020, December 31, 2019 and March 30, 2019, respectively.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 7 – Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 28, 2020:

(in millions)	Level 1	Level 2	Total
Assets:
Cash equivalents	$0.2	$—	$0.2
Short-term investments in marketable securities	0.8	—	0.8
Restricted cash	11.6	—	11.6
Derivatives	—	12.3	12.3
Total assets	$12.6	$12.3	$24.9

Liabilities:
Derivatives	$—	$3.6	$3.6
Deferred compensation	0.5	14.6	15.1
Total liabilities at fair value	$0.5	$18.2	$18.7
Liabilities measured at net asset value			7.5
Total liabilities			$26.2

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019:

(in millions)	Level 1	Level 2	Total
Assets:
Cash equivalents	$0.3	$—	$0.3
Short-term investments in marketable securities	0.8	—	0.8
Restricted cash	11.6	—	11.6
Derivatives	—	4.2	4.2
Total assets	$12.7	$4.2	$16.9

Liabilities:
Derivatives	$—	$3.2	$3.2
Deferred compensation	1.2	18.8	20.0
Total liabilities at fair value	$1.2	$22.0	$23.2
Liabilities measured at net asset value			8.5
Total liabilities			$31.7

Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 30, 2019:

(in millions)	Level 1	Level 2	Total
Assets:
Cash equivalents	$0.2	$—	$0.2
Short-term investments in marketable securities	0.8	—	0.8
Restricted cash	9.1	—	9.1
Derivatives	—	7.8	7.8
Total assets	$10.1	$7.8	$17.9

Liabilities:
Derivatives	$—	$0.8	$0.8
Deferred compensation	3.8	22.2	26.0
Total liabilities at fair value	$3.8	$23.0	$26.8
Liabilities measured at net asset value			10.2
Total liabilities			$37.0

In addition to the items shown in the tables above, refer to Note 7 in the Notes to Consolidated Financial Statements in the 2019 Form 10-K for further information regarding the fair value measurements associated with the Company’s postretirement benefit plans.

Note 8 – Share-Based Compensation

Under the Brunswick Corporation 2014 Stock Incentive Plan, the Company may grant stock appreciation rights (SARs), non-vested stock units and awards and performance awards to executives, other employees and non-employee directors from treasury shares and from authorized, but unissued, shares of common stock initially available for grant, in addition to: (i) the forfeiture of past stock units and awards; (ii) shares not issued upon the net settlement of SARs; or (iii) shares delivered to or withheld by the Company to pay the withholding taxes related to stock units and awards. As of March 28, 2020, 4.8 million shares remained available for grant.

Share grant amounts, fair values, and fair value assumptions reflect all outstanding stock units and awards for both continuing and discontinued operations.

Non-Vested Stock Units

The Company grants both stock-settled and cash-settled non-vested stock units to key employees as determined by management and the Human Resources and Compensation Committee of the Board of Directors. The Company granted 0.2 million and 0.3 million of stock units during the three months ended March 28, 2020 and March 30, 2019, respectively. The Company recognizes the cost of non-vested stock units on a straight-line basis over the requisite vesting period. Additionally, cash-settled non-vested stock units are recorded as a liability on the balance sheet and adjusted to fair value each reporting period through stock compensation expense. During the three months ended March 28, 2020 and March 30, 2019, the Company charged $2.0 million and $2.1 million, respectively, to compensation expense for non-vested stock units.

As of March 28, 2020, there was $22.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. The Company expects this cost to be recognized over a weighted average period of 1.8 years.

Performance Awards

In both February of 2020 and 2019, the Company granted 0.1 million performance shares to certain senior executives. Performance share awards are based on three performance measures: a cash flow return on investment (CFROI) measure, an operating margin (OM) measure and a total shareholder return (TSR) modifier. Performance shares are earned based on a three-year performance period commencing at the beginning of the calendar year of each grant. The performance shares earned are then

Notes to Condensed Consolidated Financial Statements
(unaudited)

subject to a TSR modifier based on the Company's stock returns measured against stock returns of a predefined comparator group over a three-year performance period. Additionally, in February 2020 and 2019, the Company granted 26,750 and 24,605 performance shares, respectively, to certain officers and certain senior managers based on the respective measures and performance periods described above but excluding the TSR modifier. During the three months ended March 28, 2020 and March 30, 2019, the Company recognized a benefit of $2.1 million and a charge of $0.7 million, respectively, to compensation expense based on projections of probable attainment of the performance measures and the projected TSR modifier used to determine the performance awards.

The fair values of the senior executives' performance share award grants with a TSR modifier for grants in 2020 and 2019 were $64.72 and $49.64, respectively, which were estimated using the Monte Carlo valuation model, and incorporated the following assumptions:

	2020	2019
Risk-free interest rate	1.4%	2.9%
Dividend yield	1.5%	1.7%
Volatility factor	46.6%	41.0%
Expected life of award	2.9 years	2.9 years

The fair value of certain officers' and certain senior managers' performance awards granted based solely on the CFROI and OM performance factors was $61.91 and $47.61 in 2020 and 2019, respectively, which was equal to the stock price on the date of grant in 2020 and 2019, respectively, less the present value of expected dividend payments over the vesting period.

As of March 28, 2020, the Company had $8.4 million of total unrecognized compensation cost related to performance awards. The Company expects this cost to be recognized over a weighted average period of 1.5 years.

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

Note 9 – Commitments and Contingencies

Product Warranties

The following activity related to product warranty liabilities was recorded in Accrued expenses during the three months ended March 28, 2020 and March 30, 2019:

(in millions)	March 28, 2020	March 30, 2019
Balance at beginning of period	$117.6	$116.8
Payments - Recurring	(11.6)	(12.8)
Payments - Sport Yacht and Yachts and Fitness businesses	(1.7)	(4.0)
Provisions/additions for contracts issued/sold	13.8	15.1
Aggregate changes for preexisting warranties	(1.3)	0.3
Foreign currency translation	(0.8)	0.0
Balance at end of period	$116.0	$115.4

Extended Product Warranties

The following activity related to deferred revenue for extended product warranty contracts was recorded in Accrued expenses and Other long-term liabilities during the three months ended March 28, 2020 and March 30, 2019:

Notes to Condensed Consolidated Financial Statements
(unaudited)

(in millions)	March 28, 2020	March 30, 2019
Balance at beginning of period	$75.3	$66.4
Extended warranty contracts sold	5.7	5.4
Revenue recognized on existing extended warranty contracts	(3.9)	(3.5)
Foreign currency translation	(0.4)	0.0
Other	(0.1)	(0.1)
Balance at end of period	$76.6	$68.2

Note 10 – Goodwill and Other Intangibles

Effective January 1, 2020, the Company changed its management reporting and updated its reportable segments to Propulsion, Parts and Accessories (P&A) and Boat (inclusive of Business Acceleration) to align with its strategy. Refer to Note 11 – Segment Data for further information on the Company's reportable segments. As a result, the Company reallocated goodwill to its reporting units within the Propulsion and P&A segments based on each reporting unit's relative fair value.
Changes in the Company's goodwill during the three months ended March 28, 2020, by segment, are summarized below:

(in millions)	December 31, 2019	Adjustments	March 28, 2020
Propulsion (A)	$14.5	$(0.7)	$13.8
Parts and Accessories (A)	371.9	(0.3)	371.6
Boat	28.6	—	28.6
Total	$415.0	$(1.0)	$414.0
(A) In the 2019 Form 10-K, goodwill for Propulsion and Parts and Accessories were presented within the Marine Engine segment.

Changes in the Company's goodwill during the three months ended March 30, 2019, by segment, are summarized below:

(in millions)	December 31, 2018	Adjustments	March 30, 2019
Propulsion (A)	$14.6	$—	$14.6
Parts and Accessories (A)	360.5	4.5	365.0
Boat	2.2	—	2.2
Total	$377.3	$4.5	$381.8
(A) In the 2019 Form 10-K, goodwill for Propulsion and Parts and Accessories were presented within the Marine Engine segment.

Adjustments for the three months ended March 30, 2019 mainly relate to refining purchase accounting related to the Power Products acquisition. See Note 5 – Acquisitions for further details on the Company's acquisitions. Adjustments in both periods include the effect of foreign currency translation on goodwill denominated in currencies other than the U.S. dollar.

There was no accumulated impairment loss on Goodwill as of March 28, 2020, December 31, 2019 and March 30, 2019.

The Company's intangible assets, included within Other intangibles, net on the Condensed Consolidated Balance Sheets as of March 28, 2020, December 31, 2019 and March 30, 2019, are summarized by intangible asset type below:

	March 28, 2020		December 31, 2019		March 30, 2019
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Customer relationships (A)	$686.6	$(282.3)	$687.0	$(274.6)	$675.9	$(251.2)
Trade names	165.5	—	165.8	—	152.6	—
Other (A)	18.3	(13.1)	18.4	(13.1)	13.5	(12.7)
Total	$870.4	$(295.4)	$871.2	$(287.7)	$842.0	$(263.9)

(A) The weighted average remaining amortization period for Customer relationships and Other intangibles assets were 13.3 years and 11.7 years, respectively, as of March 28, 2020.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Other intangible assets primarily consist of patents and franchise agreements. Gross amounts and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation. Aggregate amortization expense for intangibles was $8.0 million and $7.9 million for the three months ended March 28, 2020 and March 30, 2019, respectively.

The Company's intangible assets, included within Other intangibles, net on the Condensed Consolidated Balance Sheets as of March 28, 2020, December 31, 2019 and March 30, 2019, are summarized by segment below:

	March 28, 2020		December 31, 2019		March 30, 2019
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Propulsion	$1.0	$(0.5)	$1.0	$(0.5)	$1.0	$(0.5)
Parts and Accessories	616.9	(89.2)	617.6	(81.9)	617.6	(59.2)
Boat	252.5	(205.7)	252.6	(205.3)	223.4	(204.2)
Total	$870.4	$(295.4)	$871.2	$(287.7)	$842.0	$(263.9)

The Company tests its intangible assets for impairment during the fourth quarter of each year, or whenever a significant change in events and circumstances (triggering event) occurs that indicates the fair value of intangible assets may be below their carrying values. The Company determined the COVID-19 pandemic was a triggering event and, as a result, performed an interim impairment test of certain intangible assets as of March 28, 2020. The Company considered both quantitative and qualitative factors in its analysis and determined the fair values of its intangible assets were not “more-likely-than-not” lower than their carrying values. As such, the Company did not record an impairment charge during the three months ended March 28, 2020. The Company will continue to monitor the impacts of COVID-19 and assess the need for further testing going forward.

Note 11 – Segment Data

Change in Reportable Segments

Effective January 1, 2020, the Company changed its management reporting and updated its reportable segments to Propulsion, Parts and Accessories and Boat (inclusive of Business Acceleration) to align with its strategy.
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

Reportable Segments

The Company's segments are defined by management's reporting structure and operating activities. The Company's reportable segments are the following:
Propulsion. The Propulsion segment manufactures and markets a full range of outboard, sterndrive, and inboard engines, as well as propulsion-related controls, propellers, and rigging parts and accessories. These products are principally sold directly to boat builders, including Brunswick’s Boat segment, and through marine retail dealers worldwide. The Propulsion segment primarily markets under the Mercury, Mercury MerCruiser, Mariner, Mercury Racing, and Mercury Diesel brands. The segment's engine manufacturing plants are located mainly in the United States and China, along with a joint venture in Japan, with sales mainly to markets in the Americas, Europe and Asia-Pacific.
Parts and Accessories. The Parts and Accessories (P&A) segment consists of the Engine Parts and Accessories and the Advanced Systems Group operating segments, which are aggregated and presented as a single reportable segment.
The P&A segment manufactures, markets, and supplies parts and accessories for both marine and non-marine markets. These products are designed for and sold mostly to aftermarket retailers, distributors, and distribution businesses, as well as original equipment manufacturers (including Brunswick brands). Branded parts and accessories include consumables, such as engine oils and lubricants, and are sold under the Mercury, Mercury Precision Parts, Quicksilver, and Seachoice brands. The P&A segment also consists of distribution businesses such as Land 'N' Sea, Kellogg Marine Supply, Lankhorst Taselaar, BLA, and Payne's Marine Group, which distribute third-party and Company products. These businesses are leading distributors of marine parts and accessories throughout North America, Europe, and Asia-Pacific. The P&A segment also includes the collection of brands acquired with Power

Notes to Condensed Consolidated Financial Statements
(unaudited)

Products in 2018 and certain other businesses operating under the Ancor, Attwood, BEP, Blue Sea Systems, CZone, Del City, Garelick, Lenco Marine, Marinco, Mastervolt, MotorGuide, ParkPower, Progressive Industries, ProMariner, and Whale brand names. Products include marine electronics and control systems, instruments, trolling motors, fuel systems, electrical systems, as well as specialty vehicle, mobile, and transportation aftermarket products.
The P&A segment's manufacturing and distribution facilities are primarily located in North America and Europe.
Boat. The Boat segment designs, manufactures and markets the following boat brands and products: Sea Ray sport boats and cruisers; Bayliner sport cruisers, runabouts, and Heyday wake boats; Boston Whaler fiberglass offshore boats; Lund fiberglass fishing boats; Crestliner, Cypress Cay, Harris, Lowe, Lund, and Princecraft aluminum fishing, utility, pontoon boats, and deck boats; and Thunder Jet heavy-gauge aluminum boats. The Boat Group procures substantially all of its outboard engines, gasoline sterndrive engines, and gasoline inboard engines from Brunswick's Propulsion segment. The Boat Group also includes Brunswick boat brands based in Europe and Asia-Pacific, which include Quicksilver, Uttern, and Rayglass (including Protector and Legend). The Boat segment's products are manufactured mainly in the United States, Europe and Mexico and sold through a global network of dealer and distributor locations, primarily in North America and Europe.
The Boat segment also includes the Business Acceleration business, which through innovative service models, shared access solutions, including the Freedom Boat Club business acquired in 2019, dealer services and emerging technology, aims to provide exceptional experiences to attract a wide range of customers to the marine industry and shape the future of boating.

The Company evaluates performance based on segment operating earnings. Segment operating earnings do not include the expenses of corporate administration, pension costs and pension settlement charges, impairments or gains on the sale of equity investments, earnings from unconsolidated affiliates, other expenses and income of a non-operating nature, transaction financing charges, interest expense, and income or provisions or benefits for income taxes.

Corporate/Other results include items such as corporate staff and administrative costs, investments in technology solutions, business development and other growth-related expenses, including IT enhancements. Corporate/Other total assets consist of mainly cash, cash equivalents and investments in marketable securities, restricted cash, income tax balances and investments in unconsolidated affiliates. Segment eliminations adjust for sales between the Company's reportable segments and primarily relate to the sale of engines and parts and accessories to various boat brands, which are consummated at established arm’s length transfer prices as the intersegment pricing for these engines and parts and accessories are based upon and consistent with selling prices to third party customers.

The following table sets forth net sales and operating earnings (loss) for each of the Company's reportable segments for the three months ended March 28, 2020 and March 30, 2019:

	Net Sales		Operating Earnings (Loss)
(in millions)	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Propulsion	$448.6	$452.4	$61.3	$59.9
Parts and Accessories	301.6	313.6	46.2	47.8
Boat	291.5	373.3	5.1	27.0
Corporate/Other	—	—	(9.4)	(20.6)
Segment Eliminations	(76.2)	(88.6)	—	—
Total	$965.5	$1,050.7	$103.2	$114.1

Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth total assets of each of the Company's reportable segments:

	Total Assets
(in millions)	March 28, 2020	December 31, 2019	March 30, 2019
Propulsion	$1,062.6	$1,002.8	$997.5
Parts and Accessories	1,609.9	1,519.0	1,630.4
Boat (A)	488.8	473.0	434.2
Corporate/Other	743.3	569.6	419.8
Total (B)	$3,904.6	$3,564.4	$3,481.9

(A) As of March 28, 2020, December 31, 2019 and March 30, 2019, the Company had $3.0 million, $3.0 million and $8.9 million, respectively, of assets classified as held for sale which were not related to discontinued operations. These assets were recorded within Net Property as of March 28, 2020 and December 31, 2019 and recorded within Long term assets held for sale as of March 30, 2019.
(B) As of March 30, 2019, the Company had $853.0 million of assets classified as held for sale in the Condensed Consolidated Balance Sheets relating to discontinued operations. See Note 3 – Discontinued Operations for further details.

Note 12 – Comprehensive Income

Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets includes foreign currency cumulative translation adjustments; prior service costs and credits and net actuarial gains and losses for defined benefit plans; and unrealized derivative gains and losses, all net of tax. Changes in the components of Accumulated other comprehensive loss, all net of tax, for the three months ended March 28, 2020 and March 30, 2019 were as follows:

(in millions)	March 28, 2020	March 30, 2019
Net earnings (loss)	$69.0	$(36.3)
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	(13.3)	0.1
Net change in unamortized prior service credits	(0.2)	(0.1)
Net change in unamortized actuarial losses	0.4	1.9
Net change in unrealized derivative losses	5.2	(0.9)
Total other comprehensive income (loss)	(7.9)	1.0
Comprehensive income (loss)	$61.1	$(35.3)

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the three months ended March 28, 2020:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Net derivative losses	Total
Beginning balance	$(37.6)	$(3.0)	$(7.3)	$(5.5)	$(53.4)
Other comprehensive income (loss) before reclassifications (A)	(13.3)	—	0.3	7.1	(5.9)
Amounts reclassified from Accumulated other comprehensive loss (B)	—	(0.2)	0.1	(1.9)	(2.0)
Net other comprehensive income (loss)	(13.3)	(0.2)	0.4	5.2	(7.9)
Ending balance	$(50.9)	$(3.2)	$(6.9)	$(0.3)	$(61.3)

(A) The tax effects for the three months ended March 28, 2020 were $2.8 million for foreign currency translation, $0.0 million for net actuarial losses arising during the period and $(0.9) million for derivatives.
(B) See the table below for the tax effects for the three months ended March 28, 2020.

Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the three months ended March 30, 2019:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Net derivative losses	Total
Beginning balance	$(48.9)	$(6.1)	$(306.2)	$(1.9)	$(363.1)
Other comprehensive income (loss) before reclassifications (A)	0.1	—	—	1.0	1.1
Amounts reclassified from Accumulated other comprehensive loss (B)	—	(0.1)	1.9	(1.9)	(0.1)
Net other comprehensive income (loss)	0.1	(0.1)	1.9	(0.9)	1.0
Ending balance	$(48.8)	$(6.2)	$(304.3)	$(2.8)	$(362.1)

(A) The tax effects for the three months ended March 30, 2019 were $0.2 million for foreign currency translation and $(0.5) million for derivatives.
(B) See the table below for the tax effects for the three months ended March 30, 2019.

The following table presents reclassification adjustments out of Accumulated other comprehensive loss during the three months ended March 28, 2020 and March 30, 2019:

Details about Accumulated other comprehensive income (loss) components (in millions)	March 28, 2020	March 30, 2019	Affected line item in the statement where net income is presented
Amortization of defined benefit items:
Prior service credits	$0.2	$0.2	Other income (expense), net
Net actuarial losses	(0.1)	(2.5)	Other income (expense), net
	0.1	(2.3)	Earnings before income taxes
	—	0.5	Income tax provision
	$0.1	$(1.8)	Net earnings from continuing operations

Amount of gain (loss) reclassified into earnings on derivative contracts:
Interest rate contracts	$(0.1)	$(0.1)	Interest expense
Foreign exchange contracts	2.7	2.8	Cost of sales
	2.6	2.7	Earnings before income taxes
	(0.7)	(0.8)	Income tax provision
	$1.9	$1.9	Net earnings from continuing operations

Note 13 – Income Taxes

The Company recognized an income tax provision for the three months ended March 28, 2020 and March 30, 2019 of $18.4 million and $18.8 million, respectively. The income tax provision of $18.4 million included a net benefit of $0.8 million primarily associated with the net excess tax benefits related to share-based compensation. The income tax provision of $18.8 million included a net benefit of $2.8 million primarily related to state tax rate changes and the net excess tax benefits related to share-based compensation. The excess tax benefit for the three months ended March 28, 2020 and March 30, 2019, was $0.5 million and $1.2 million, respectively. The effective tax rate, which is calculated as the income tax provision as a percentage of earnings before income taxes, for the three months ended March 28, 2020, was 20.7 percent. The effective tax rate for the three months ended March 30, 2019 was 19.8 percent.

No deferred income taxes have been provided as of March 28, 2020, December 31, 2019 or March 30, 2019 on the applicable undistributed earnings of the non-U.S. subsidiaries where the indefinite reinvestment assertion has been applied. If at some future date these earnings cease to be indefinitely reinvested and are repatriated, the Company may be subject to additional U.S. income taxes and foreign withholding taxes on such amounts. The Company continues to provide deferred taxes, as required, on the

Notes to Condensed Consolidated Financial Statements
(unaudited)

undistributed net earnings of foreign subsidiaries and unconsolidated affiliates that are not deemed to be indefinitely reinvested in operations outside the United States.

As of March 28, 2020, December 31, 2019 and March 30, 2019, the Company had $4.3 million, $3.9 million and $2.7 million of gross unrecognized tax benefits, including interest, respectively. The Company believes it is reasonably possible that the total amount of gross unrecognized tax benefits as of March 28, 2020 could decrease by approximately $0.7 million in the next 12 months due to settlements with taxing authorities or lapses in the applicable statute of limitations. Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be significant changes in the amount of unrecognized tax benefits in 2020, but the amount cannot be estimated at this time.

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

Note 14 – Postretirement Benefits

The Company has defined contribution plans, nonqualified defined benefit pension plans, and other postretirement benefit plans covering substantially all of its employees. The Company's contributions to its defined contribution plans include matching and annual discretionary contributions which are based on various percentages of compensation, and in some instances are based on the amount of the employees' contributions to the plans. See Note 17 in the Notes to Consolidated Financial Statements in the 2019 Form 10-K for further details regarding these plans.

Pension and other postretirement benefit costs included the following components for the three months ended March 28, 2020 and March 30, 2019:

	Pension Benefits		Other Postretirement Benefits
(in millions)	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Interest cost	$0.2	$2.6	$0.2	$0.3
Expected return on plan assets	—	(3.3)	—	—
Amortization of prior service credits	—	—	(0.2)	(0.2)
Amortization of net actuarial losses	0.1	2.5	—	—
Net pension and other benefit costs	$0.3	$1.8	$—	$0.1

Note 15 – Debt

In July 2019, the Company called $150.0 million of its 4.625% senior notes due 2021. The bonds were retired in August 2019 at par plus accrued interest, in accordance with the call provisions of the notes, and the associated interest rate swaps have been terminated. Refer to Note 6 – Financial Instruments for further information on the terminated interest rate swaps.

In March 2019, the Company issued an aggregate principal amount of $230.0 million of its 6.375% Senior Notes (6.375% Notes) due April 2049 in a public offering, which resulted in aggregate net proceeds to the Company of $222.0 million. Net proceeds from the offering of the 6.375% Notes were used to prepay all of the $150.0 million, 3-year tranche loan due 2021 and for general corporate purposes. Interest on the 6.375% Notes is due quarterly, commencing on April 15, 2019. The Company may, at its option, redeem the 6.375% Notes on or after (but not prior to) April 15, 2024, either in whole or in part, at a redemption price equal to 100 percent of the principal amount plus any accrued and unpaid interest. Additionally, in the event of a change in control, the Company may be required to repurchase some or all of its 6.375% Notes at a price equal to 101 percent of the principal amount plus any accrued and unpaid interest. The 6.375% Notes are unsecured and do not contain subsidiary guarantees.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Scheduled maturities, net:

(in millions)
Remainder of 2020	$425.3
2021	42.5
2022	36.0
2023	306.1
2024	0.4
Thereafter	684.4
Total debt	$1,494.7

The Company maintains an Amended and Restated Credit Agreement (Credit Facility) providing for $400.0 million of borrowing capacity in effect through September 2024. The Credit Facility includes provisions to add up to $100.0 million of additional borrowing capacity and extend the facility for an additional one-year term, subject to lender approval. On March 23, 2020, the Company delivered borrowing requests to the administrative agent for the Credit Facility to increase the Company’s borrowings to $385.0 million, which was substantially all of the amount available for borrowing under the Credit Facility, net of outstanding letters of credit. The Company borrowed the amounts described above under the Revolving Credit Facility as a precautionary action in order to increase its cash position and to enhance its liquidity and financial flexibility during this period of substantial uncertainty in the global markets resulting from the COVID-19 pandemic. Proceeds from the borrowings are expected to be held on the Company’s balance sheet and may be used for general corporate purposes.

The maximum amount utilized under the Credit Facility during the first three months of 2019, including letters of credit outstanding, was $215.0 million, all of which was repaid during the period. The Company had $385.0 million of borrowings outstanding as of March 28, 2020, and available borrowing capacity totaled $2.9 million, net of $12.1 million of letters of credit outstanding under the Credit Facility. The maximum amount utilized under the Credit Facility during the three months ended March 28, 2020, including letters of credit outstanding, was $397.1 million. Refer to Note 16 in the Notes to Consolidated Financial Statements in the 2019 Form 10-K for details regarding the Company's Credit Facility.

In December 2019, the Company entered into an unsecured commercial paper program (CP Program) pursuant to which the Company, may issue short-term, unsecured commercial paper notes (CP Notes). Amounts available under the CP Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate principal amount of CP Notes outstanding under the CP Program at any time not to exceed the lower of $300.0 million or the available borrowing amount under the credit facility. Refer to Note 16 in the Notes to Consolidated Financial Statements in the 2019 Form 10-K for details regarding the Company's CP Program. During the three months ended March 28, 2020, maximum aggregate borrowings under the CP Program totaled $100 million, all of which was repaid during the period.

As of March 28, 2020, the Company was in compliance with the financial covenants associated with the Company's debt.

Note 16 – Subsequent Events

On March 23, 2020, the Company suspended production across most of its businesses in response to COVID-19 government mandates, reduced demand conditions and supplier considerations as a result of the pandemic. Beginning on April 13, 2020, the Company resumed partial operations and limited production activities in certain manufacturing facilities. As of May 7, 2020, the Company's significant manufacturing facilities in the U.S. and Europe are back on-line with new temperature screening, distancing, and cleaning protocols.

The extent of the impact of COVID-19 on the Company's operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, its impact on our customers and suppliers and the range of governmental and community reactions to the pandemic, which are uncertain and cannot be fully predicted at this time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations of Brunswick Corporation (Brunswick or the Company) are forward-looking statements. Forward-looking statements are based on current expectations, estimates, and projections about Brunswick’s business and by their nature address matters that are, to different degrees, uncertain. Actual results may differ materially from expectations and projections as of the date of this filing due to various risks and uncertainties. For additional information regarding forward-looking statements, refer to Forward-Looking Statements below.

Certain statements in the Management’s Discussion and Analysis are based on non-GAAP financial measures. GAAP refers to generally accepted accounting principles in the United States. For example, the discussion of the Company’s cash flows includes an analysis of free cash flows and total liquidity; the discussion of the Company's net sales includes a discussion of net sales on a constant currency basis; the discussion of the Company's earnings includes a presentation of operating earnings and operating margin excluding restructuring, exit and impairment charges, purchase accounting amortization, acquisition-related costs and other applicable charges; and diluted earnings per common share, as adjusted. A “non-GAAP financial measure” is a numerical measure of a registrant’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the consolidated statements of operations, balance sheets or statements of cash flows of the issuer; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. Non-GAAP financial measures do not include operating and statistical measures.

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

Brunswick does not provide forward-looking guidance for certain financial measures on a GAAP basis because it is unable to predict certain items contained in the GAAP measures without unreasonable efforts. These items may include restructuring, exit and impairment costs, special tax items, acquisition-related costs, and certain other unusual adjustments.

Impact of COVID-19

On March 11, 2020, the World Health Organization announced that infections of the novel coronavirus (COVID-19) had become a world-wide pandemic. On March 13, 2020, the President of the United States announced a National Emergency relating to the disease. National, state and local authorities have enforced social distancing and imposed quarantine and isolation measures on large portions of the population, including mandatory business closures. These measures have had serious adverse impacts on domestic and foreign economies of uncertain severity and duration. The effectiveness of economic stabilization efforts, including government payments to affected citizens and industries, is uncertain.

On March 23, 2020, the Company temporarily suspended manufacturing operations at most engine and boat production facilities to ensure the health and safety of affected employees and to balance inventory levels with anticipated reductions in near-term demand. Beginning on April 13, 2020, the Company resumed partial operations and limited production activities in certain manufacturing facilities. As of May 7, 2020, the Company's significant manufacturing facilities in the U.S. and Europe are back on-line with new temperature screening, distancing, and cleaning protocols. Engine manufacturing facilities in China and Japan remain operational, boat manufacturing operations such as Portugal and Poland are fully operational and delivering boats, and distribution centers such as the Belgian distribution center have remained open and are supporting its strong global dealer network.

Approximately 80 percent of the Company's dealer network remains open in some capacity, including providing service, with a large majority of these dealers having the capability to sell boats and engines to their customer base. Many European dealers have been closed since mid-March and are slowly re-opening as countries remove shelter-in-place requirements. The Company's distribution businesses have continued to operate, allowing dealers to get boats in the water. Freedom Boat Club has also been affected as many locations were closed in April due to local stay-at-home orders. However, Freedom Boat Club non-franchised, company operated locations have since reopened beginning May 1, 2020 with new measures in place to protect employee and member health.

The Company will continue to actively monitor the impact of COVID-19 and may take further actions that alter business operations as may be required by government authorities, or that are determined to be in the best interest of the Company's employees, customers, dealers, suppliers and stakeholders. The full extent of the impact of COVID-19 on the Company's business, operations and financial results will depend on evolving factors that the Company cannot accurately predict. Refer to Part II. Item 1A. Risk Factors below for further information.

Change in Reportable Segments

Effective January 1, 2020, the Company changed its management reporting and updated its reportable segments to Propulsion, Parts and Accessories and Boat (inclusive of Business Acceleration) to align with its strategy. Refer to Note 11 – Segment Data in the Notes to Condensed Consolidated Financial Statements for further information.

CARES Act

On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). The tax provisions include changes to the net operating loss rules, a temporary increase to the limitation on deductible business interest expense, and accelerated depreciation on qualified improvement property. In addition, the CARES Act has provisions designed to encourage eligible employers to keep employees on their payroll, despite experiencing economic hardship related to COVID-19, with an employee retention tax credit (Employee Retention Credit). At this time, the Company does not expect the CARES Act to have a material impact on the Company’s results of operations.

Under the CARES Act, the Company deferred approximately $4 million of U.S. income tax payments from the first and second quarters to the third quarter of 2020 and approximately $2 million of non-U.S. tax payments from the first quarter to a subsequent quarter in 2020. The Company expects to defer the payment of approximately $18 million to $20 million of payroll taxes normally due between March 27, 2020 and December 31, 2020. These payroll taxes will be paid in two equal installments in the fourth quarters of 2021 and 2022.

Discontinued Operations

On June 27, 2019, the Company completed the sale of its Fitness business. This business, which was previously reported as the Company's Fitness segment, is being reported as discontinued operations for all periods presented.

The Company's results for all periods presented, as discussed in Management's Discussion and Analysis, are presented on a continuing operations basis, unless otherwise noted. Refer to Note 3 – Discontinued Operations in the Notes to Condensed Financial Statements for further information.

Overview and Outlook

Overview

Net sales decreased 8 percent during the first quarter of 2020 when compared with the first quarter of 2019, primarily attributed to suspension of production at many of the Company's manufacturing facilities and stay at home policies as a result of COVID-19. The Propulsion segment reported sales that were relatively consistent with the first quarter of 2019 with continued strong demand for higher horsepower outboard engine categories and related controls and systems, which was offset by lower sales of lower horsepower outboards and sterndrive engines as anticipated. The Parts and Accessories segment reported sales reductions in the first quarter as strong sales growth from Power Products was offset by lower sales of engine parts and consumables due to stay-at-home policies that disrupted both dealer operations and boating activity towards the end of the quarter, when sales are normally accelerating. Boat segment sales decreased, more than anticipated, due to the temporary manufacturing suspensions at the end of the first quarter. International net sales for the Company decreased 5 percent and 2 percent in the first quarter on a GAAP and constant currency basis, respectively, due to manufacturing suspensions and stay-at-home policies globally, although in Asia, the Propulsion segment experienced an increase in sales of larger horsepower engines to commercial customers.

Operating earnings in the first quarter of 2020 were $103.2 million and included $7.5 million of purchase accounting amortization, $0.7 million of acquisition related costs, $0.7 million of IT transformation costs resulting from the sale of the Fitness business, and $0.4 million of restructuring, exit, and impairment charges. On an as adjusted basis, excluding these items, operating earnings for the first quarter of 2020 were $112.5 million leading to an operating margin of 11.7 percent. In the first quarter of 2019, the Company reported operating earnings of $114.1 million including $7.2 million of purchase accounting amortization and restructuring, exit and impairment charges of $3.2 million. On an as adjusted basis, excluding these items, operating earnings in the first quarter of 2019 were $124.5 million with an operating margin of 11.8 percent.

Outlook

Despite the challenging economic environment ahead, the Company continues to execute operating and strategic priorities. Safely restarting production of all manufacturing facilities is a common goal throughout the organization, as well as a continued emphasis on structural cost reduction programs and general cost controls. These measures will benefit the Company in the long-term.

The Company anticipates the global market will be down significantly in the second quarter of 2020 with declines moderating over the second half of the year. The Company projects the U.S. marine industry retail unit demand for the full-year to be down high-teens to low-twenties percent from 2019 levels. Additionally, the Company assumes that wholesale shipment comparisons will be slightly better than retail in the back-half of the year due to favorable comparisons as a result of pipeline reduction actions completed in the second half of 2019. Assuming boat usage trends normalize in the back half of the year, the Company expects that parts and accessories sales will be slightly below 2019 levels, with the aftermarket portion of the business performing at or slightly above prior year.

For the Propulsion segment, the Company is focusing to satisfy outboard engine demand as well as expanding market share, specifically in the 175 and above horsepower categories, leveraging recently completed investments in production capacity for higher horsepower engines. The Company expects benefits from improved mix as we meet greater levels of demand in the dealer, repower and international channels. The Company will continue to focus on further developing new product platforms and technology for engines and related controls systems and investing in new products that will enable top-line and earnings growth in the future. For the Parts and Accessories segment, the Company assumes boat usage trends will normalize in the back half of the year, despite the continuation of social distancing measures in the near future. The Parts and Accessories segment is approximately 75 percent aftermarket-based and therefore, is better equipped to perform in challenging economic conditions as boaters are expected to use their product and generate the need for replacement parts and accessories. Power Products continues to be the market leader in electrical systems and products and continues to perform consistently with its long-term projections since acquisition. For the Boat segment, the Company anticipates revenue levels to be influenced by retail activity over the remainder of 2020. The Company will continue to monitor market demand and adjust production plans accordingly to appropriately manage inventory pipelines in the near future.

Despite the uncertainty and a challenging times ahead, the Company believes it will be able to operate profitably in the quarter, with positive free cash flow, given the strength of the Parts and Accessories segment, the Company's variable cost structure, and the safe restart of production that is well underway.

The Company anticipates its effective tax rate in 2020 to be between 21 and 22 percent based on the existing tax law.

Matters Affecting Comparability

Certain events have occurred which the Company believes affect the comparability of the results of operations. The table below summarizes the impact of changes in currency exchange rates, recent acquisitions on the Company's net sales:

	Three Months Ended
	Net Sales		2020 vs. 2019
(in millions)	March 28, 2020	March 30, 2019	GAAP	Constant Currency Sales	Acquisition Benefit
Propulsion	$448.6	$452.4	(0.8)%	(0.0)%	—%
Parts & Accessories	301.6	313.6	(3.8)%	(3.0)%	—%
Boat	291.5	373.3	(21.9)%	(23.5)%	2.0%
Marine Eliminations	(76.2)	(88.6)	(14.0)%	(13.9)%	—%
Total	$965.5	$1,050.7	(8.1)%	(7.9)%	1.0%

Acquisitions.  The Company completed an acquisition in 2019, which affected the comparability of net sales. The impact on consolidated and segment sales comparisons are reflected above. Refer to Note 5 – Acquisitions in the Notes to Condensed Consolidated Financial Statements for further information.

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

Additionally, operating earnings were negatively affected by foreign exchange rates by approximately $7 million in the first quarter of 2020 when compared with the same period in 2019. These estimates include the impact of translation on all sales and costs transacted in a currency other than the U.S. dollar and the impact of hedging activities.

Acquisition and IT transformation-related costs. In connection with the Freedom Boat Club acquisition in the second quarter of 2019, the Company recorded $0.7 million of costs in Selling, general and administrative expense (SG&A) within the Boat segment. In addition, the Company also recorded $0.7 million in the three months ended March 28, 2020, of IT transformation costs in SG&A within Corporate/Other resulting from the sale of the Fitness business.

Restructuring, exit, and impairment charges. The Company recorded restructuring, exit, and impairment charges during the three months ended March 28, 2020 and March 30, 2019 of $0.4 million and $3.2 million respectively. Refer to Note 4 – Restructuring, Exit and Impairment Activities in the Notes to Condensed Consolidated Financial Statements for further information.

Tax items. The Company recognized an income tax provision for the three months ended March 28, 2020 of $18.4 million. The income tax provision included a net benefit of $0.8 million primarily related to net excess tax benefits related to share-based compensation. The Company recognized an income tax provision for the three months March 30, 2019 of $18.8 million which included net tax benefits of $2.8 million primarily related to state tax rate changes and net excess tax benefits related share-based compensation. The excess tax benefit for the three months ended March 28, 2020 and March 30, 2019, was $0.5 million and $1.2 million, respectively. The effective tax rate, which was calculated as the income tax provision as a percentage of earnings before income taxes, for the three months ended March 28, 2020 was 20.7 percent. The effective tax rate for the three months ended March 30, 2019 was 19.8 percent. Refer to Note 13 – Income Taxes in the Notes to Condensed Consolidated Financial Statements for further details.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Condensed Consolidated Statements of Comprehensive Income for the three months ended:

(in millions, except per share data)	March 28, 2020	March 30, 2019	$ Change	% Change
Net sales	$965.5	$1,050.7	$(85.2)	(8.1)%
Gross margin(A)	243.8	279.5	(35.7)	(12.8)%
Restructuring, exit and impairment charges	0.4	3.2	(2.8)	(87.5)%
Operating earnings	103.2	114.1	(10.9)	(9.6)%
Net earnings from continuing operations	70.7	76.2	(5.5)	(7.2)%

Diluted earnings per common share from continuing operations	$0.88	$0.87	$0.01	1.1%

Expressed as a percentage of Net sales:
Gross margin (A)	25.3%	26.6%		(130) bpts
Selling, general and administrative expense	11.5%	12.7%		(120) bpts
Research and development expense	3.0%	2.7%		30 bpts
Restructuring, exit and impairment charges	0.0%	0.3%		(30) bpts
Operating margin	10.7%	10.9%		(20) bpts

NM = not meaningful
bpts = basis points

(A)	Gross margin is defined as Net sales less Cost of sales as presented in the Condensed Consolidated Statements of Comprehensive Income.

The following is a summary of Adjusted operating earnings and Adjusted diluted earnings per common share from continuing operations for the three month ended March 28, 2020 when compared with the same prior year comparative period:

	Operating Earnings		Diluted Earnings (Loss) Per Share
(in millions, except per share data)	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
GAAP	$103.2	$114.1	$0.88	$0.87
Restructuring, exit, and impairment charges	0.4	3.2	0.00	0.03
Purchase accounting amortization	7.5	7.2	0.06	0.06
Acquisition and IT transformation related costs	1.4	—	0.02	—
Special tax items	—	—	(0.00)	(0.02)
As Adjusted	$112.5	$124.5	$0.96	$0.94

Operating margin GAAP	10.7%	10.9%
Operating margin, as adjusted	11.7%	11.8%

Net sales decreased 8 percent during the first quarter of 2020 when compared with the same prior year period. Refer to the Propulsion, Parts and Accessories, and Boat segments for further details on the drivers of net sales changes.

Gross margin percentage decreased 130 basis points, in the first quarter of 2020 when compared with the same prior year period, reflecting the impacts of manufacturing suspensions and stay at home policies, unfavorable changes in foreign exchange rates, and tariffs, which were partially offset by favorable sales mix.

Selling, general and administrative expense (SG&A) decreased during the first quarter of 2020 when compared with the same prior year period. SG&A included purchase accounting amortization, acquisition and IT transformation-related costs, as applicable. Excluding these items, SG&A as a percentage of sales was lower in the first quarter of 2020 compared with the same prior year period, reflecting the impact of cost control measures.  Research and development expense was relatively consistent in 2020 versus 2019, reflecting continued investment in new products in all segments.

The Company recorded restructuring, exit and impairment charges of $0.4 million during the three months ended March 28, 2020 and recorded $3.2 million during the three months ended March 30, 2019. Refer to Note 4 – Restructuring, Exit and Impairment Activities in the Notes to Condensed Consolidated Financial Statements for further information.

The Company recorded Equity earnings of $1.8 million and $1.9 million in the three months ended March 28, 2020 and March 30, 2019, respectively, which were mainly related to the Company's marine and technology-related joint ventures.

The Company recognized $0.7 million and $(1.6) million in Other income (expense), net in the three months ended March 28, 2020 and March 30, 2019, respectively. Other income (expense), net primarily includes other postretirement benefit costs and remeasurement gains and losses resulting from changes in foreign currency rates.

Net interest expense decreased for the three months ended March 28, 2020 when compared with the same prior year period due to reduction in average daily debt outstanding, which was influenced by the timing of debt retirements and debt issuances. Refer to Note 15 – Debt in the Notes to Condensed Consolidated Financial Statements and Note 16 in the Notes to Consolidated Financial Statements in the 2019 Form 10-K.

The Company recognized an income tax provision for the three months ended March 28, 2020 of $18.4 million. The income tax provision for the period included a net benefit of $0.8 million primarily associated with the net excess tax benefits related to share-based compensation. The Company recognized an income tax provision for the three months ended March 30, 2019 of $18.8 million, which included a net benefit of $2.8 million primarily related to state tax rate changes and net excess tax benefits related to share-based compensation. The excess tax benefit for the three months ended March 28, 2020 and March 30, 2019, was $0.5 million and $1.2 million, respectively.

The effective tax rate, which is calculated as the income tax provision as a percentage of earnings before income taxes, for the three months ended March 28, 2020 was 20.7 percent and 21.3 percent on an as adjusted basis. The effective tax rate for the three months ended March 30, 2019 was 19.8 percent and 21.5 percent on an as adjusted basis.

Due to the factors described in the preceding paragraphs, operating earnings and net earnings from continuing operations decreased. Diluted earnings per common share from continuing operations increased during the first quarter of 2020 when compared with the same prior year period due to lower weighted shares outstanding due to share repurchases in 2019 and during the first quarter in 2020.

Propulsion Segment

The following table sets forth Propulsion segment results for the three months ended:

(in millions)	March 28, 2020	March 30, 2019	$ Change	% Change
Net sales	$448.6	$452.4	$(3.8)	(0.8)%
Operating earnings	61.3	59.9	1.4	2.3%
Operating margin	13.7%	13.2%		50 bpts

bpts = basis points

The Propulsion segment net sales slightly decreased in the first quarter versus 2019. Net sales benefited from continued robust demand for higher horsepower outboard engine categories introduced in 2018 and 2019, particularly in the 175 and above horsepower categories, and related controls and systems. The Propulsion segment continues to gain market share in high horsepower engines, specifically in saltwater markets. This increase was more than offset by unfavorable absorption due to lower production, and lower sales of outboard engines 150 horsepower and below and sterndrive engines, as anticipated.

International net sales were 35 percent of the segment's net sales through the first quarter of 2020 and increased 11 percent from the prior year on a GAAP basis. On a constant currency basis, international net sales increased 14 percent mainly due to increases in China and Asia-Pacific, particularly in higher horsepower engines in commercial applications, partially offset by declines in Europe and Canada, resulting mostly from the impact of COVID-19 related manufacturing suspensions and stay-at-home policies on original equipment manufacturer (OEM) and dealer customers.

Propulsion segment operating earnings for the quarter was $61.3 million, an increase of 2 percent, which was the result of favorable changes in cost control measures and favorable changes in sales mix, partially offset by unfavorable changes in foreign exchange rates, tariffs, and volume declines due to manufacturing suspensions from COVID-19.

Parts & Accessories Segment

The following table sets forth Parts and Accessories (P&A) segment results for the three months ended:

(in millions)	March 28, 2020	March 30, 2019	$ Change	% Change
Net sales	$301.6	$313.6	$(12.0)	(3.8)%

Operating Earnings GAAP	$46.2	$47.8	(1.6)	(3.3)%
Purchase accounting amortization	7.2	7.2	—	—%
Restructuring, exit and impairment charges	0.3	—	0.3	NM
Operating Earnings, as adjusted	$53.7	$55.0	(1.3)	(2.4)%

Operating margin GAAP	15.3%	15.2%		10 bpts
Operating margin, as adjusted	17.8%	17.5%		30 bpts

NM = not meaningful
bpts = basis points

The P&A segment net sales decreased $12 million, or 4 percent in the first quarter of 2020 versus the first quarter of 2019, as strong sales growth at Power Products was offset by lower sales in other business categories. The decrease in sales was primarily due to stay at home policies as a result of COVID-19, which disrupted both dealer operations and boat activity in many locations towards the end of the first quarter, at a time when seasonal sales are usually accelerating.

International sales were 30 percent of the P&A segment's net sales in the first quarter of 2020 and decreased 9 percent year over year on a GAAP basis. On a constant currency basis, international net sales decreased 6 percent as increases in Asia-Pacific were offset by declines in most other regions due to the impact of stay-at-home policies.

P&A segment operating earnings for the quarter were $46.2 million, a decrease of 3 percent, which was relatively consistent the revenue decline.

Boat Segment

The following table sets forth Boat segment results for the three months ended:

(in millions)	March 28, 2020	March 30, 2019	$ Change	% Change
Net sales	$291.5	$373.3	$(81.8)	(21.9)%

Operating Earnings GAAP	$5.1	$27.0	(21.9)	(81.1)%
Restructuring, exit and impairment charges	—	2.0	(2.0)	NM
Acquisition related cost	0.7	—	0.7	NM
Purchase accounting amortization	0.3	—	0.3	NM
Operating Earnings, as adjusted	$6.1	$29.0	(22.9)	(79.0)%

Operating margin GAAP	1.7%	7.2%		(550) bpts
Operating margin, as adjusted	2.1%	7.8%		(570) bpts

NM = not meaningful
bpts = basis points

Boat segment net sales decreased $81.8 million, or 22 percent in the first quarter of 2020 versus the first quarter of 2019. The Boat segment net sales were affected by temporary suspension of manufacturing and shipping in most plants towards the end of the quarter as a result of COVID-19. Premium boat brands continue to perform strongly at retail, including Boston Whaler, the market leader in the saltwater fishing category. However, sales declined in the quarter due to challenging comparisons versus 2019, due partially to the continued production ramp up of new models in 2020. International sales were 26 percent of the segment's net sales in the first three months of 2020 and decreased 24 percent on a GAAP basis. On a constant currency basis, international sales decreased 22 percent, reflecting declines in Canada and Rest-of-World.

Boat segment operating earnings for the quarter was $5.1 million, a decrease of 81 percent as a result of lower volume, along with less favorable sales mix and higher retail discounts offered to lower non-current pipeline inventories. These negative factors were partly offset by benefits from cost reduction measures.

Corporate/Other

The following table sets forth Corporate/Other results for the three months ended:

(in millions)	March 28, 2020	March 30, 2019	$ Change	% Change
Operating loss GAAP	$(9.4)	$(20.6)	$11.2	54.4%
Restructuring, exit and impairment charges	0.1	1.2	(1.1)	NM
IT transformation cost	0.7	—	0.7	NM
Operating loss, as adjusted	$(8.6)	$(19.4)	10.8	55.7%

NM = not meaningful

Corporate operating expenses decreased 54 percent in the first quarter versus 2019, as a result of several factors which included cost reduction measures, a reduction in bonus accruals due to market conditions, and favorable mark-to-market adjustments for deferred compensation arrangements.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the three months ended:

(in millions)	March 28, 2020	March 30, 2019
Net cash used for operating activities of continuing operations	$(83.9)	$(73.2)
Net cash provided by (used for):
Plus: Capital expenditures	(55.9)	(86.2)
Plus: Proceeds from the sale of property, plant and equipment	0.4	—
Plus: Effect of exchange rate changes	(4.4)	0.3
Total free cash flow from continuing operations (A)	$(143.8)	$(159.1)

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

2020 Cash Flow

Net cash used for operating activities of continuing operations in the first three months of 2020 totaled $83.9 million versus $73.2 million in the comparable period of 2019. This comparison reflected lower earnings, net of non-cash items (depreciation and amortization, impairments and income tax impacts not yet realized in cash) offset by reduced capital expenditures. Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Condensed Consolidated Balance Sheets, excluding the impact of acquisitions and non-cash adjustments. Accounts and notes receivable increased $143.2 million primarily due to seasonal changes in sales in the Propulsion and P&A segments. Inventory increased $15.6 million, driven by the impact of temporary production suspensions in response to COVID-19, which resulted in slightly higher increases in raw material and work-in-process inventories. Accrued expenses decreased $15.6 million, primarily driven by payment of prior year variable compensation, which had been accrued as of December 31, 2019. Accounts payable decreased $13.3 million primarily due to timing of payments and lower production levels across all reportable segments due to temporary production suspensions in response to COVID-19.

Net cash used for investing activities of continuing operations was $59.1 million, which included capital expenditures of $55.9 million. The Company's capital spending was significantly lower than prior year as the Company deferred capital spending related to lower priority projects.

Net cash provided by financing activities was $325.2 million and primarily related to net proceeds from issuances from short-term debt, which exceeded common stock repurchases and cash dividends paid to common shareholders. Refer to Note 15 – Debt in the Notes to Condensed Consolidated Financial Statements for further details on the Company's debt activity during the quarter.

2019 Cash Flow

In the first three months of 2019, net cash used for operating activities of continuing operations totaled $73.2 million. The primary driver of the cash provided by operating activities was net earnings net of non-cash expense items, offset by seasonal increase in working capital. Accounts and notes receivable increased $147.5 million due primarily to seasonal changes in net sales and timing of collections in the Propulsion segment. Inventory increased $43.6 million primarily driven by increases to support higher production volumes in advance of the marine selling season. Accrued expenses decreased $24.5 million driven by payment of prior year's variable compensation, which had been accrued as of December 31, 2018. Accounts payable increased $13.1 million, primarily driven by timing of payments.
Net cash used for investing activities during the first three months of 2019 totaled $91.9 million, primarily driven by capital expenditures of $86.2 million. The Company's capital spending focused on investments in new products as well as capacity expansion initiatives.

Net cash provided by financing activities was $38.2 million during the first quarter of 2019. The cash inflow was related to net issuances of long-term debt, partially offset by cash dividends paid to common shareholders.

Liquidity and Capital Resources

The Company views its highly liquid assets as of March 28, 2020, December 31, 2019 and March 30, 2019 as:

(in millions)	March 28, 2020	December 31, 2019	March 30, 2019
Cash and cash equivalents	$502.9	$320.3	$161.5
Short-term investments in marketable securities	0.8	0.8	0.8
Total cash, cash equivalents and marketable securities	$503.7	$321.1	$162.3

The following table sets forth an analysis of total liquidity as of March 28, 2020, December 31, 2019 and March 30, 2019:

(in millions)	March 28, 2020	December 31, 2019	March 30, 2019
Cash, cash equivalents and marketable securities	$503.7	$321.1	$162.3
Amounts available under lending facility (A)	2.9	387.9	396.4
Total liquidity (B)	$506.6	$709.0	$558.7

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

Cash, cash equivalents and marketable securities totaled $503.7 million as of March 28, 2020, an increase of $182.6 million from $321.1 million as of December 31, 2019, and an increase of $341.4 million from $162.3 million as of March 30, 2019. Total debt as of March 28, 2020, December 31, 2019 and March 30, 2019 was $1,494.7 million, $1,109.3 million and $1,286.5 million, respectively. The Company's debt-to-capitalization ratio was 53.4 percent as of March 28, 2020, up from 46.0 percent as of December 31, 2019 and from 45.7 percent as of March 30, 2019.

During the first three months of 2020, the Company borrowed a total of $385.0 million under the Credit Facility. The maximum amount utilized under the Credit Facility during the period, including letters of credit outstanding, was $387.9 million. The Company borrowed $215.0 million under the credit facility, all of which was repaid during the first quarter of 2019.

The level of borrowing capacity under the Company's credit revolving facility is limited by both a leverage and interest coverage test. These covenants also pertain to termination provisions included in the Company's wholesale financing joint venture arrangements with Wells Fargo Distribution Finance. Based on the Company's anticipated earnings generation throughout the year, the Company expects to maintain sufficient cushion against the existing debt covenants and will continue to monitor opportunities to increase liquidity.

2020 Cash Flow Outlook and Capital Plan

Net activity in working capital is projected to reflect a usage of cash in 2020 in the range of $40 million to $60 million. Additionally, the Company is planning for capital expenditures in the range of approximately $150 million to $160 million, including investments in critical product programs and digital initiatives that will drive future earnings growth and market share gains, which also reflects the deferral of lower priority projects. Including these and other factors, the Company plans to generate free cash flow in 2020 in excess of $125 million.

The Company ended the first quarter of 2020 with approximately $515 million of cash on hand, which included proceeds from the Company's drawn-down revolver. As a result of the retail bond issuances undertaken after the Power Products acquisition, the Company's maturity profile has been greatly extended, with no significant long-term debt maturities until 2023. The Company plans on reducing debt outstanding by $40 million in 2020, consistent with scheduled maturities, which will be funded from free cash flow. The Company estimates net interest expense of $70 million, which reflects higher borrowings under the revolving credit facility.

The Company repurchased $34.1 million of shares in the first three months of 2020, lowering the total remaining authorization to $200.7 million. Due to global economic uncertainty, the Company suspended all share repurchase activity for the remainder of 2020.

The Company estimated its effective tax rate to be between 21 and 22 percent for the year, with cash tax rate to be in the low double digit percentage range.

Financing Joint Venture

Through the Company's Brunswick Financial Services Corporation subsidiary, Brunswick owns a 49 percent interest in a joint venture, Brunswick Acceptance Company, LLC (BAC). Under the terms of the joint venture agreement, BAC provides secured wholesale inventory floorplan financing to Brunswick's boat and engine dealers. A subsidiary of Wells Fargo & Company owns the remaining 51 percent. The Company's financial services joint venture, Brunswick Acceptance Company, LLC, is detailed in the 2019 Form 10-K.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations, as of December 31, 2019, are detailed in the 2019 Form 10-K. There have been no material changes in these arrangements and obligations outside the ordinary course of business since December 31, 2019.

Environmental Regulation

There were no material changes in the Company's environmental regulatory requirements since the filing of its 2019 Form 10-K.

Critical Accounting Policies

There were no further material changes in the Company’s critical accounting policies since the filing of its 2019 Form 10-K.

As discussed in the 2019 Form 10-K, the preparation of the consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

Recent Accounting Pronouncements

Refer to Note 1 – Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements for the recent accounting pronouncements that have been adopted during the three months ended March 28, 2020, or will be adopted in future periods.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations, estimates, and projections about Brunswick’s business and by their nature address matters that are, to different degrees, uncertain. Words such as "may," "could," "expect," "anticipate," "intend," "position," "intend," "target," "plan," "seek," "estimate," "believe," "predict," "outlook," "project," "outlook," "goal," and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this Quarterly Report on Form 10-Q. These risks include, but are not limited to: the novel coronavirus (COVID-19) pandemic, including, without limitation, the impact on global economic conditions and on capital and financial markets, changes in consumer behavior and demand, the potential unavailability of personnel or key facilities, modifications to the Company's operations, and the potential implementation of regulatory actions; the effect of adverse general economic conditions, including the amount of disposable income consumers have available for discretionary spending, tight consumer credit markets, and the level of consumer confidence on the demand for our products and services; our ability to successfully implement our strategic plan and growth initiatives; our ability to integrate targeted acquisitions, including the Global Marine & Mobile Business of Power Products; the risk that unexpected costs will be incurred in connection with these transactions; the possibility that the expected synergies and value creation from these transactions will not be realized or will not be realized within the expected time period; having to record an impairment to the value of goodwill and other assets; changes to U.S. trade policy and tariffs; the inability to identify and complete targeted acquisitions; negative currency trends, including shifts in exchange rates; fiscal policy concerns; adequate financing access for dealers and customers and our ability to access capital and credit markets; maintaining effective distribution; adverse economic, credit, and capital market conditions; loss of key customers; attracting and retaining skilled labor, implementing succession plans for key leadership, and executing organizational and leadership changes; inventory reductions by dealers, retailers, or independent boat builders; requirements for us to repurchase inventory; actual or anticipated increases in costs, disruptions of supply, or defects in raw materials, parts, or components we purchase from third parties, including as a result of new tariffs on raw materials, increased demand for shipping carriers, and transportation disruptions; higher energy and fuel costs; our ability to protect our brands and intellectual property; absorbing fixed costs in production; managing our manufacturing footprint; outages, breaches, or other cybersecurity events regarding our technology systems, which could result in lost or stolen information and associated remediation costs; managing our share repurchases; competitive pricing pressures; our ability to develop new and innovative products and services at a competitive price, in legal compliance with existing rules; maintaining product quality and service standards; product liability, warranty, and other claims risks; legal and regulatory compliance, including increased costs, fines, and reputational risks; changes in income tax legislation or enforcement; certain divisive shareholder activist actions; joint ventures that do not operate solely for our benefit; international business risks; and weather and catastrophic event risks.

Additional risk factors are included in the 2019 Form 10-K and in Item 1A. Risk Factors in Part II - Other Information below. Forward-looking statements speak only as of the date on which they are made, and Brunswick does not undertake any obligation to update them to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices. The Company enters into various hedging transactions to mitigate these risks in accordance with guidelines established by the Company’s management. The Company does not use financial instruments for trading or speculative purposes. The Company’s risk management objectives are described in Note 6 – Financial Instruments in the Notes to Condensed Consolidated Financial Statements and Note 14 in the Notes to Consolidated Financial Statements in the 2019 Form 10-K.

There have been no significant changes to the Company’s market risk since December 31, 2019.  For a discussion of exposure to market risk, refer to Part II, Item 7A – Quantitative and Qualitative Disclosures about Market Risk, set forth in the 2019 Form 10-K.

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

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

The Company's operations and financial results are subject to certain risks and uncertainties, including those described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated and supplemented below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.

Actual or potential Public health emergencies, epidemics or pandemics, such as the current novel coronavirus (COVID-19) pandemic, could have a material adverse effect on our business, results of operations, or financial condition.

The impact of actual or potential public health emergencies, epidemics or pandemics on the Company, our suppliers, dealers, and customers, and the general economy could be wide-ranging and significant, depending on the nature of the actual or potential public health emergency, epidemic or pandemic, governmental actions, and public reactions.
The impact of the current COVID-19 pandemic includes illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in economic activity, widespread unemployment, and supply chain interruptions, which collectively have caused significant disruptions to global economies and financial markets.
The COVID-19 pandemic has resulted in, and may continue to result in, significant reductions in demand or significant future volatility in demand for one or more of our products, which may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine or other travel restrictions; dealership closures or financial hardship; a reduction in boating activity as a result of governmental actions or self-quarantine measures; shifts in demand away from our more discretionary or higher priced products; and reduced options for marketing and promotion of products or other restrictions in connection with COVID-19. If prolonged, these impacts can further increase our costs and difficulty of operating our business, including accurately planning and forecasting for our operations, which may adversely impact our results.
The COVID-19 pandemic has resulted in, and may continue to result in, disruption, uncertainty, and volatility in the global financial and credit markets. Such volatility could impact our access to capital resources and liquidity in the future, including making available credit difficult to obtain or only available to us on less favorable terms.
The COVID-19 pandemic impact on our business operations could be widespread, and material impacts may result, or may continue to result, including, but not limited to, employees contracting COVID-19; facility closures as a result of state and local “shelter-in-place” orders, safety precautions, employee illness, or self-quarantine measures; reductions in our operating effectiveness as our employees work from home or as a result of new workplace safety measures; unavailability of key personnel necessary to conduct our business activities; project delays; and supply chain or distribution interruptions and constraints. Additionally, we rely on original equipment manufacturers, dealers, and distributors to market and sell most of our products, and the deterioration of their business and financial condition from the COVID-19 pandemic could result in various adverse operational impacts including, but not limited to, lower sales, delayed cash payments, interrupted customer warranty service, and increased credit risk.
Our efforts to manage, mitigate, and remedy these impacts may prove entirely or partially unsuccessful as the ultimate impact of the COVID-19 pandemic depends on factors beyond our knowledge or control, including the duration and severity of the COVID-19 pandemic and public safety actions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has executed share repurchases against authorization approved by the Board of Directors in 2016, 2019, and 2020. In 2020, the Company repurchased approximately $34.1 million of stock under these authorizations and as of March 28, 2020, the remaining authorization was $200.7 million. Due to business and global economic uncertainty resulting from COVID-19, beginning in March 2020, the Company suspended all share repurchase activity.

During the three months ended March 28, 2020, the Company repurchased the following shares of its common stock:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Amount of Dollars that May Yet Be Used to Purchase Shares Under the Program
January 1 to January 24	107,700	$58.99	107,700
January 27 to February 21	67,759	64.10	67,759
February 24 to March 27	467,503	49.98	467,503
Total	642,962	$52.97	642,962	$200,728,536

Item 5. Other Information

At the May 6, 2020 Annual Meeting of Shareholders of the Company ("Annual Meeting"), Nancy E. Cooper, David C. Everitt, Lauren P. Flaherty, Joseph W. McClanathan, Jane L. Warner, and Roger J. Wood were elected as directors of the Company for terms expiring at the 2021 Annual Meeting of Shareholders of the Company. The number of shares voted with respect to these directors were:

Nominee	For	Against	Abstain	Broker Non-votes
Nancy E. Cooper	70,822,587	408,480	41,194	2,579,711
David C. Everitt	68,913,844	2,315,325	43,092	2,579,711
Lauren P. Flaherty	71,045,614	184,848	41,799	2,579,711
Joseph W. McClanathan	71,039,594	188,619	44,048	2,579,711
Jane L. Warner	71,039,684	190,826	41,751	2,579,711
Roger J. Wood	71,046,272	182,681	43,308	2,579,711

At the Annual Meeting, shareholders voted for a non-binding resolution approving the compensation of the Company's named executive officers pursuant to the following vote:

Number of Shares
For	69,565,218
Against	1,637,807
Abstain	69,236
Broker Non-votes	2,579,711

At the Annual Meeting, shareholders ratified the Audit Committee's appointment of Deloitte & Touche LLP as the independent registered public accounting firm for the Company and its subsidiaries for the fiscal year ending December 31, 2020 pursuant to the following vote:

Number of Shares
For	73,551,500
Against	255,433
Abstain	45,039
Broker Non-votes	—

Item 6.    Exhibits

31.1	Certification of CEO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUNSWICK CORPORATION
May 7, 2020	By:	/s/ RANDALL S. ALTMAN
Randall S. Altman
Vice President and Controller*

*Mr. Altman is signing this report both as a duly authorized officer and as the principal accounting officer.