Form 10-Q
period 2020-06-27
BRUNSWICK CORP
filed 2020-08-04
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended June 27, 2020

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
The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of August 3, 2020 was 79,161,762.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 27, 2020

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BRUNSWICK CORPORATION Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Six Months Ended
(in millions, except per share data)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales	$987.8	$1,163.5	$1,953.3	$2,214.2
Cost of sales	731.8	835.5	1,453.5	1,606.7
Selling, general and administrative expense	119.2	126.4	230.5	259.9
Research and development expense	27.7	33.5	56.6	62.2
Restructuring, exit and impairment charges	2.1	5.4	2.5	8.6
Operating earnings	107.0	162.7	210.2	276.8
Equity earnings	1.1	1.6	2.9	3.5
Other expense, net	(0.9)	(0.1)	(0.2)	(1.7)
Earnings before interest and income taxes	107.2	164.2	212.9	278.6
Interest expense	(18.7)	(20.8)	(35.6)	(40.6)
Interest income	0.3	0.4	0.6	0.8
Earnings before income taxes	88.8	143.8	177.9	238.8
Income tax provision	17.6	31.7	36.0	50.5
Net earnings from continuing operations	71.2	112.1	141.9	188.3

Discontinued operations:
(Loss) earnings from discontinued operations, net of tax	(0.5)	6.9	(1.1)	(105.6)
Loss on disposal of discontinued operations, net of tax	—	(41.5)	(1.1)	(41.5)
Net loss from discontinued operations, net of tax	(0.5)	(34.6)	(2.2)	(147.1)
Net earnings	$70.7	$77.5	$139.7	$41.2

Earnings (loss) per common share:
Basic
Earnings from continuing operations	$0.89	$1.29	$1.78	$2.16
Loss from discontinued operations	(0.00)	(0.40)	(0.03)	(1.69)
Net earnings	$0.89	$0.89	$1.75	$0.47

Diluted
Earnings from continuing operations	$0.89	$1.28	$1.77	$2.15
Loss from discontinued operations	(0.00)	(0.39)	(0.02)	(1.68)
Net earnings	$0.89	$0.89	$1.75	$0.47

Weighted average shares used for computation of:
Basic earnings per common share	79.6	86.9	79.8	87.2
Diluted earnings per common share	79.8	87.3	80.0	87.7

Comprehensive income	$71.4	$93.1	$132.5	$57.8

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Balance Sheets (unaudited)

(in millions)	June 27, 2020	December 31, 2019	June 29, 2019
Assets
Current assets
Cash and cash equivalents, at cost, which approximates fair value	$541.5	$320.3	$656.1
Restricted cash	11.6	11.6	11.6
Short-term investments in marketable securities	0.8	0.8	0.8
Total cash and short-term investments in marketable securities	553.9	332.7	668.5
Accounts and notes receivable, less allowances of $12.1, $8.5 and $8.7	452.6	331.8	484.5
Inventories
Finished goods	411.5	554.3	528.8
Work-in-process	99.3	101.3	98.2
Raw materials	166.1	168.9	174.8
Net inventories	676.9	824.5	801.8
Prepaid expenses and other	30.7	36.8	56.6
Current assets	1,714.1	1,525.8	2,011.4

Property
Land	17.8	17.8	17.9
Buildings and improvements	423.0	415.4	396.8
Equipment	1,124.5	1,090.1	1,043.9
Total land, buildings and improvements and equipment	1,565.3	1,523.3	1,458.6
Accumulated depreciation	(895.4)	(863.8)	(836.5)
Net land, buildings and improvements and equipment	669.9	659.5	622.1
Unamortized product tooling costs	145.5	136.9	124.9
Net property	815.4	796.4	747.0

Other assets
Goodwill	415.4	415.0	410.7
Other intangibles, net	567.1	583.5	599.4
Operating lease assets	81.9	83.2	80.4
Deferred income tax asset	102.9	118.7	144.2
Equity investments	29.4	29.5	32.7
Other long-term assets	12.9	12.3	15.0
Other assets	1,209.6	1,242.2	1,282.4

Total assets	$3,739.1	$3,564.4	$4,040.8

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Balance Sheets (unaudited)

(in millions)	June 27, 2020	December 31, 2019	June 29, 2019
Liabilities and shareholders’ equity
Current liabilities
Short-term debt and current maturities of long-term debt	$225.3	$41.3	$40.3
Accounts payable	328.3	393.5	412.9
Accrued expenses	501.0	509.6	562.5
Current liabilities	1,054.6	944.4	1,015.7

Long-term liabilities
Debt	1,060.4	1,068.0	1,240.1
Operating lease liabilities	69.0	70.1	67.1
Postretirement benefits	71.8	73.6	69.2
Other	118.9	107.4	111.4
Long-term liabilities	1,320.1	1,319.1	1,487.8

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares; outstanding: 79,135,000, 79,569,000 and 85,687,000 shares	76.9	76.9	76.9
Additional paid-in capital	366.5	369.2	363.0
Retained earnings	2,032.8	1,931.3	2,140.5
Treasury stock, at cost: 23,403,000, 22,969,000 and 16,851,000 shares	(1,051.2)	(1,023.1)	(696.6)
Accumulated other comprehensive loss	(60.6)	(53.4)	(346.5)
Shareholders’ equity	1,364.4	1,300.9	1,537.3

Total liabilities and shareholders’ equity	$3,739.1	$3,564.4	$4,040.8

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
(in millions)	June 27, 2020	June 29, 2019
Cash flows from operating activities
Net earnings	$139.7	$41.2
Less: net loss from discontinued operations, net of tax	(2.2)	(147.1)
Net earnings from continuing operations, net of tax	141.9	188.3
Stock compensation expense	8.8	7.0
Depreciation and amortization	72.2	66.4
Pension expense, net of (funding)	(2.5)	1.2
Asset impairment charges	—	2.9
Deferred income taxes	15.6	29.3
Changes in certain current assets and current liabilities	(38.6)	(154.0)
Long-term extended warranty contracts and other deferred revenue	6.1	6.1
Income taxes	7.0	6.4
Other, net	5.2	(6.2)
Net cash provided by operating activities of continuing operations	215.7	147.4
Net cash provided by (used for) operating activities of discontinued operations	0.9	(8.1)
Net cash provided by operating activities	216.6	139.3

Cash flows from investing activities
Capital expenditures	(90.7)	(135.2)
Investments	(1.1)	(0.2)
Acquisition of businesses, net of cash acquired	—	(64.4)
Proceeds from the sale of property, plant and equipment	1.6	—
Net cash used for investing activities of continuing operations	(90.2)	(199.8)
Net cash provided by investing activities of discontinued operations	—	481.9
Net cash (used for) provided by investing activities	(90.2)	282.1

Cash flows from financing activities
Proceeds from issuances of short-term debt	610.0	655.0
Payments of short-term debt	(425.0)	(655.0)
Net proceeds from issuances of long-term debt	—	223.1
Payments of long-term debt including current maturities	(9.4)	(168.1)
Common stock repurchases	(34.1)	(69.8)
Cash dividends paid	(38.2)	(36.4)
Proceeds from share-based compensation activity	0.6	0.9
Tax withholding associated with shares issued for share-based compensation	(6.7)	(8.0)
Other, net	—	(0.2)
Net cash provided by (used for) financing activities	97.2	(58.5)

Effect of exchange rate changes	(2.4)	1.4
Net increase in Cash and cash equivalents and Restricted cash	221.2	364.3
Cash and cash equivalents and Restricted cash at beginning of period	331.9	303.4

Cash and cash equivalents and Restricted cash at end of period	553.1	667.7
Less: Restricted cash	11.6	11.6
Cash and cash equivalents at end of period	$541.5	$656.1

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

Brunswick Corporation Condensed Consolidated Statements of Shareholders' Equity (unaudited)

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2019	$76.9	$369.2	$1,931.3	$(1,023.1)	$(53.4)	$1,300.9
Net earnings	—	—	69.0	—	—	69.0
Other comprehensive loss	—	—	—	—	(7.9)	(7.9)
Dividends ($0.24 per common share)	—	—	(19.2)	—	—	(19.2)
Compensation plans and other	—	(10.4)	—	5.4	—	(5.0)
Common stock repurchases	—	—	—	(34.1)	—	(34.1)
Balance at March 28, 2020	76.9	358.8	1,981.1	(1,051.8)	(61.3)	1,303.7
Net earnings	—	—	70.7	—	—	70.7
Other comprehensive income	—	—	—	—	0.7	0.7
Dividends ($0.24 per common share)	—	—	(19.0)	—	—	(19.0)
Compensation plans and other	—	7.7	—	0.6	—	8.3
Balance at June 27, 2020	$76.9	$366.5	$2,032.8	$(1,051.2)	$(60.6)	$1,364.4

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2018	$76.9	$371.1	$2,135.7	$(638.0)	$(363.1)	$1,582.6
Net loss	—	—	(36.3)	—	—	(36.3)
Other comprehensive income	—	—	—	—	1.0	1.0
Dividends ($0.21 per common share)	—	—	(18.3)	—	—	(18.3)
Compensation plans and other	—	(11.2)	—	9.1	—	(2.1)
Balance at March 30, 2019	76.9	359.9	2,081.1	(628.9)	(362.1)	1,526.9
Net earnings	—	—	77.5	—	—	77.5
Other comprehensive income	—	—	—	—	15.6	15.6
Dividends ($0.21 per common share)	—	—	(18.1)	—	—	(18.1)
Compensation plans and other	—	3.1	—	2.1	—	5.2
Common stock repurchases	—	—	—	(69.8)	—	(69.8)
Balance at June 29, 2019	$76.9	$363.0	$2,140.5	$(696.6)	$(346.5)	$1,537.3

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

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Saturday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The second quarter of fiscal year 2020 ended on June 27, 2020 and the second quarter of fiscal year 2019 ended on June 29, 2019.

On June 27, 2019, the Company completed the sale of its Fitness business. The Company determined that the sale of its Fitness business represented a strategic shift that had a major effect on the Company's operations and financial results. Refer to Note 3 – Discontinued Operations for further information.

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

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Revenue Recognition

Consistent with the Company's change in reportable segments described in Note 1 – Significant Accounting Policies, the Company has made a change to its revenue disaggregation presentation to align with the new segment structure. The following table presents the Company's revenue into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors:

	Three Months Ended
	June 27, 2020
(in millions)	Propulsion	Parts & Accessories	Boat	Total
Geographic Markets
United States	$224.9	$293.8	$183.2	$701.9
Europe	69.8	41.9	35.3	147.0
Asia-Pacific	66.5	24.6	3.2	94.3
Canada	13.4	19.5	23.7	56.6
Rest-of-World	20.8	6.7	4.5	32.0
Segment Eliminations	(39.8)	(4.2)	—	(44.0)
Total	$355.6	$382.3	$249.9	$987.8

Major Product Lines
Outboard Engines	$314.3	$—	$—	$314.3
Controls, Rigging, and Propellers	53.2	—	—	53.2
Sterndrive Engines	27.9	—	—	27.9
Distribution Parts and Accessories	—	190.7	—	190.7
Advanced Systems Group	—	86.8	—	86.8
Engine Parts and Accessories	—	109.0	—	109.0
Aluminum Freshwater Boats	—	—	94.2	94.2
Recreational Fiberglass Boats	—	—	89.6	89.6
Saltwater Fishing Boats	—	—	59.0	59.0
Business Acceleration	—	—	8.3	8.3
Boat Eliminations/Other	—	—	(1.2)	(1.2)
Segment Eliminations	(39.8)	(4.2)	—	(44.0)
Total	$355.6	$382.3	$249.9	$987.8

Notes to Condensed Consolidated Financial Statements
(unaudited)

	Six Months Ended
	June 27, 2020
(in millions)	Propulsion	Parts & Accessories	Boat	Total
Geographic Markets
United States	$515.8	$504.7	$398.7	$1,419.2
Europe	139.4	84.7	70.4	294.5
Asia-Pacific	115.8	49.3	8.8	173.9
Canada	27.5	33.2	55.5	116.2
Rest-of-World	45.5	16.2	8.0	69.7
Segment Eliminations	(108.9)	(11.3)	—	(120.2)
Total	$735.1	$676.8	$541.4	$1,953.3

Major Product Lines
Outboard Engines	$668.1	$—	$—	$668.1
Controls, Rigging, and Propellers	110.7	—	—	110.7
Sterndrive Engines	65.2	—	—	65.2
Distribution Parts and Accessories	—	312.0	—	312.0
Advanced Systems Group	—	189.9	—	189.9
Engine Parts and Accessories	—	186.2	—	186.2
Aluminum Freshwater Boats	—	—	214.7	214.7
Recreational Fiberglass Boats	—	—	191.4	191.4
Saltwater Fishing Boats	—	—	118.8	118.8
Business Acceleration	—	—	18.3	18.3
Boat Eliminations/Other	—	—	(1.8)	(1.8)
Segment Eliminations	(108.9)	(11.3)	—	(120.2)
Total	$735.1	$676.8	$541.4	$1,953.3

Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended
	June 29, 2019
(in millions)	Propulsion	Parts & Accessories	Boat	Total
Geographic Markets
United States	$309.9	$300.8	$271.2	$881.9
Europe	75.1	50.6	34.6	160.3
Asia-Pacific	33.5	23.9	6.4	63.8
Canada	16.2	23.3	47.4	86.9
Rest-of-World	26.8	11.4	7.0	45.2
Segment Eliminations	(67.9)	(6.7)	—	(74.6)
Total	$393.6	$403.3	$366.6	$1,163.5

Major Product Lines
Outboard Engines	$353.9	$—	$—	$353.9
Controls, Rigging, and Propellers	57.8	—	—	57.8
Sterndrive Engines	49.8	—	—	49.8
Distribution Parts and Accessories	—	174.6	—	174.6
Advanced Systems Group	—	120.8	—	120.8
Engine Parts and Accessories	—	114.6	—	114.6
Aluminum Freshwater Boats	—	—	160.8	160.8
Recreational Fiberglass Boats	—	—	119.5	119.5
Saltwater Fishing Boats	—	—	82.6	82.6
Business Acceleration	—	—	4.3	4.3
Boat Eliminations/Other	—	—	(0.6)	(0.6)
Segment Eliminations	(67.9)	(6.7)	—	(74.6)
Total	$393.6	$403.3	$366.6	$1,163.5

Notes to Condensed Consolidated Financial Statements
(unaudited)

	Six Months Ended
	June 29, 2019
(in millions)	Propulsion	Parts & Accessories	Boat	Total
Geographic Markets
United States	$619.7	$515.2	$545.1	$1,680.0
Europe	148.2	96.7	71.3	316.2
Asia-Pacific	64.9	48.6	11.8	125.3
Canada	31.1	39.7	97.4	168.2
Rest-of-World	50.0	23.4	14.3	87.7
Segment Eliminations	(146.9)	(16.3)	—	(163.2)
Total	$767.0	$707.3	$739.9	$2,214.2

Major Product Lines
Outboard Engines	$706.2	$—	$—	$706.2
Controls, Rigging, and Propellers	111.0	—	—	111.0
Sterndrive Engines	96.7	—	—	96.7
Distribution Parts and Accessories	—	298.8	—	298.8
Advanced Systems Group	—	224.8	—	224.8
Engine Parts and Accessories	—	200.0	—	200.0
Aluminum Freshwater Boats	—	—	327.0	327.0
Recreational Fiberglass Boats	—	—	234.5	234.5
Saltwater Fishing Boats	—	—	172.8	172.8
Business Acceleration	—	—	6.7	6.7
Boat Eliminations/Other	—	—	(1.1)	(1.1)
Segment Eliminations	(146.9)	(16.3)	—	(163.2)
Total	$767.0	$707.3	$739.9	$2,214.2

As of January 1, 2020, $96.2 million of contract liabilities associated with extended warranties and customer deposits were reported in Accrued expenses and Other Long-term liabilities, of which $7.7 million and $20.8 million were recognized as revenue during the three and six months ended June 27, 2020. As of June 27, 2020, total contract liabilities were $104.9 million. The total amount of the transaction price allocated to unsatisfied performance obligations as of June 27, 2020 was $97.3 million for contracts greater than one year, which primarily relates to extended warranties. The Company expects to recognize approximately $16.3 million of this amount in 2020, $22.5 million in 2021, and $58.5 million thereafter.

Note 3 – Discontinued Operations

On June 27, 2019, the Company completed the sale of its Fitness business to KPS Capital Partners, LP. As a result, this business, which was previously reported in the Company's Fitness segment, is being reported as discontinued operations in the Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows for all periods presented. Refer to Note 3 in the 2019 Form 10-K for further information.

The sale of the Fitness business resulted in net proceeds of $473.7 million and an after-tax loss of $43.9 million. In connection with the sale of its Fitness business, the Company retained assets of $26.4 million primarily related to VAT receivables, and retained liabilities of $45.1 million primarily related to VAT payables, product warranty liabilities and certain employee benefits. As of June 27, 2020, retained assets and liabilities were $10.8 million and $28.5 million, respectively.

Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table discloses the results of operations of the business reported as discontinued operations for the three months and six months ended June 27, 2020 and June 29, 2019, respectively:

	Three Months Ended		Six Months Ended
(in millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales	$—	$223.1	$—	$448.3
Cost of sales	—	167.5	—	334.6
Selling, general and administrative expense (A)	0.6	52.8	1.4	109.1
Research and development expense	—	6.0	—	12.3
Restructuring, exit and impairment charges (B)	—	—	—	138.3
Loss from discontinued operations before income taxes (A) (B)	$(0.6)	$(3.2)	$(1.4)	$(146.0)
Income tax benefit	(0.1)	(10.1)	(0.3)	(40.4)
Earnings (loss) from discontinued operations, net of tax (A) (B)	(0.5)	6.9	(1.1)	(105.6)
Loss on disposal of discontinued operations, net of tax (C)	—	(41.5)	(1.1)	(41.5)
Net loss from discontinued operations, net of tax	$(0.5)	$(34.6)	$(2.2)	$(147.1)

(A) The Company recorded $3.1 million and $10.9 million for the three and six months ended June 29, 2019, respectively, of net costs incurred in connection with the sale of the Fitness business.
(B) In the first quarter of 2019, the Company re-evaluated the fair value of the Fitness reporting unit and determined the fair value of the business was less than its carrying value. As a result, the Company recorded a $137.2 million ($103.0 million after tax) goodwill impairment charge for the six months ended June 29, 2019.
(C) Loss on disposal of discontinued operations, net of tax, for the six months ended June 27, 2020 includes a pre-tax loss of $1.5 million and a tax benefit of $0.4 million. Loss on disposal of discontinued operations, net of tax, for the three and six months ended June 29, 2019 includes a pre-tax loss of $47.7 million and a tax benefit of $6.2 million.

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

The following table is a summary of the expense associated with restructuring, exit and impairment activities discussed above, for the three months ended June 27, 2020 and June 29, 2019:

	June 27, 2020				June 29, 2019
(in millions)	Parts & Accessories	Boat	Corporate	Total	Parts & Accessories	Boat	Corporate	Total
Restructuring and exit activities:
Employee termination and other benefits	$0.0	$0.2	$1.7	$1.9	$0.6	$0.2	$1.1	$1.9
Current asset write-downs	—	—	—	—	—	0.2	—	0.2
Professional fees	—	—	0.1	0.1	—	0.3	1.1	1.4
Other	—	—	—	—	—	0.3	—	0.3
Definite-lived and other asset impairments	—	0.1	—	0.1	—	1.6	—	1.6
Total restructuring, exit and impairment charges	$0.0	$0.3	$1.8	$2.1	$0.6	$2.6	$2.2	$5.4

Total cash payments for restructuring, exit and impairment charges (A)	$0.4	$1.6	$0.3	$2.3	$—	$2.7	$0.1	$2.8
Accrued charges at end of the period (B)	$0.6	$2.5	$2.1	$5.2	$0.6	$8.9	$4.1	$13.6

(A) Cash payments for the three months ended June 27, 2020 and June 29, 2019 may include payments related to prior period charges.
(B) Restructuring, exit and impairment charges accrued as of June 27, 2020 are expected to be paid primarily during 2020.

The following table is a summary of the expense associated with the restructuring, exit and impairment activities discussed above for the six months ended June 27, 2020 and June 29, 2019:

	June 27, 2020				June 29, 2019
(in millions)	Parts & Accessories	Boat	Corporate	Total	Parts & Accessories	Boat	Corporate	Total
Restructuring and exit activities:
Employee termination and other benefits	$0.3	$0.2	$1.8	$2.3	$0.6	$0.6	$2.3	$3.5
Current asset write-downs	—	—	—	—	—	0.4	—	0.4
Professional fees	—	—	0.1	0.1	—	0.3	1.1	1.4
Other	—	—	—	—	—	0.4	—	0.4
Definite-lived and other asset impairments	—	0.1	—	0.1	—	2.9	—	2.9
Total restructuring, exit and impairment charges	$0.3	$0.3	$1.9	$2.5	$0.6	$4.6	$3.4	$8.6

Total cash payments for restructuring, exit and impairment charges (A)	$1.0	$3.8	$1.3	$6.1	$—	$7.7	$0.3	$8.0
Accrued charges at end of the period (B)	$0.6	$2.5	$2.1	$5.2	$0.6	$8.9	$4.1	$13.6

(A) Cash payments for the six months ended June 27, 2020 and June 29, 2019 may include payments related to prior period charges.
(B) Restructuring, exit and impairment charges accrued as of June 27, 2020 are expected to be paid primarily during 2020.

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

The net cash consideration the Company paid to acquire Freedom Boat Club was $64.1 million. The final opening balance sheet included $29.2 million of identifiable intangible assets, including customer relationships, franchise agreements and trade names for $11.1 million, $4.9 million and $13.2 million, respectively, along with $27.3 million of goodwill, most of which is deductible for tax purposes. Included in the goodwill amount is $0.9 million of purchase accounting adjustments, primarily related to deferred taxes recorded in the three months ended June 27, 2020. The amount assigned to Freedom Boat Club's customer relationships and franchise agreements will be amortized over their estimated useful lives of approximately 10 years and 15 years, respectively. Refer to Note 5 in the 2019 Form 10-K for further information.

Note 6 – Financial Instruments

The Company operates globally with manufacturing and sales facilities around the world. Due to the Company’s global operations, the Company engages in activities involving both financial and market risks. The Company uses normal operating and financing activities, along with derivative financial instruments, to minimize these risks. See Note 14 in the Notes to Consolidated Financial Statements in the 2019 Form 10-K for further details regarding the Company's financial instruments and hedging policies.

Commodity Price. The Company uses commodity swaps to hedge anticipated purchases of aluminum. As of June 27, 2020, the notional value of commodity swap contracts outstanding was $1.0 million, with the contracts maturing through 2021. The Company had no outstanding commodity swap contracts at December 31, 2019 and June 29, 2019. The amount of gain or loss associated with the change in fair value of these instruments is deferred in Accumulated other comprehensive loss and recognized in Cost of sales in the same period or periods during which the hedged transaction affects earnings. As of June 27, 2020, the Company estimates that during the next 12 months it will reclassify approximately $0.1 million in net losses (based on current prices) from Accumulated other comprehensive loss to Cost of sales.

Foreign Currency Derivatives. Forward exchange contracts outstanding at June 27, 2020, December 31, 2019 and June 29, 2019 had notional contract values of $270.6 million, $332.5 million and $395.6 million, respectively. The notional contract values of option contracts outstanding totaled $17.8 million at June 27, 2020, December 31, 2019 and June 29, 2019, respectively. The forward contracts outstanding at June 27, 2020 mature through 2021 and mainly relate to the Euro, Canadian dollar, Australian dollar and Japanese yen. As of June 27, 2020, the Company estimates that during the next 12 months, it will reclassify approximately $2.5 million of net gains (based on current rates) from Accumulated other comprehensive loss to Cost of sales.

Interest Rate Derivatives. The Company previously entered into fixed-to-floating interest rate swaps to convert a portion of its long-term debt from fixed to floating rate debt. In the second half of 2019, the Company settled its fixed-to-floating interest rate swaps, resulting in a net deferred gain of $2.5 million included within Debt. The Company will reclassify $0.7 million of net deferred gains from Debt to Interest expense during the next 12 months. As a result of the settlement, there are no outstanding interest rate swaps as of June 27, 2020 or December 31, 2019. As of June 29, 2019, the outstanding swaps had a total notional contract value of $200.0 million. These instruments have been designated as fair value hedges, with the fair value recorded in long-term debt.

As of June 27, 2020, December 31, 2019 and June 29, 2019, the Company had $1.7 million, $2.0 million and $2.2 million, respectively, of net deferred losses associated with all settled forward-starting interest rate swaps, which were designated as cash flow hedges with gains and losses included in Accumulated other comprehensive loss. As of June 27, 2020, the Company estimates that during the next 12 months, it will reclassify approximately $0.6 million of net losses resulting from settled forward-starting interest rate swaps from Accumulated other comprehensive loss to Interest expense.

Notes to Condensed Consolidated Financial Statements
(unaudited)

As of June 27, 2020, December 31, 2019 and June 29, 2019, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets				Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value			Balance Sheet Location	Fair Value
		June 27, 2020	Dec 31, 2019	June 29, 2019		June 27, 2020	Dec 31, 2019	June 29, 2019
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid expenses and other	$2.8	$4.1	$4.6	Accrued expenses	$1.8	$2.3	$1.8
Commodity contracts	Prepaid expenses and other	—	—	—	Accrued expenses	0.1	—	—
Total		$2.8	$4.1	$4.6		$1.9	$2.3	$1.8

Derivatives Designated as Fair Value Hedges
Interest rate contracts	Other long-term assets	$—	$—	$2.2	Other long-term liabilities	$—	$—	$—
Total		$—	$—	$2.2		$—	$—	$—

Other Hedging Activity
Foreign exchange contracts	Prepaid expenses and other	$0.7	$0.1	$0.5	Accrued expenses	$0.6	$0.9	$0.4

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended June 27, 2020 and June 29, 2019 was:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss				Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings
	Three Months Ended		Six Months Ended			Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019		June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Interest rate contracts	$—	$—	$—	$—	Interest expense	$(0.2)	$(0.2)	$(0.3)	$(0.3)
Foreign exchange contracts	(2.9)	(0.3)	6.6	1.0	Cost of sales	4.0	2.9	6.7	5.4
Commodity contracts	0.0	—	(0.1)	—	Cost of sales	0.0	—	0.0	—
Total	$(2.9)	$(0.3)	$6.5	$1.0		$3.8	$2.7	$6.4	$5.1

Derivatives Designated as Fair Value Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
		Three Months Ended		Six Months Ended
		June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Interest rate contracts	Interest expense	$0.1	$(0.1)	$0.3	$(0.2)

Notes to Condensed Consolidated Financial Statements
(unaudited)

Other Hedging Activity	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
		Three Months Ended		Six Months Ended
		June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Foreign exchange contracts	Cost of sales	$(1.4)	$(0.8)	$3.4	$0.7
Foreign exchange contracts	Other expense, net	0.1	0.6	1.2	0.6
Commodity contracts	Cost of sales	0.0	—	0.0	—
Total		$(1.3)	$(0.2)	$4.6	$1.3

Fair Value of Other Financial Instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents and accounts and notes receivable, approximate their fair values because of the short maturity of these instruments. At June 27, 2020, December 31, 2019 and June 29, 2019, the fair value of the Company’s long-term debt, including short-term debt and current maturities, was approximately $1,382.7 million, $1,214.6 million and $1,358.1 million, respectively, and was determined using Level 1 and Level 2 inputs described in Note 7 to the Notes to Consolidated Financial Statements in the 2019 Form 10-K. The carrying value of long-term debt, including short-term debt and current maturities, was $1,307.3 million, $1,131.6 million and $1,301.9 million as of June 27, 2020, December 31, 2019 and June 29, 2019, respectively.

Note 7 – Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 27, 2020:

(in millions)	Level 1	Level 2	Total
Assets:
Cash equivalents	$0.2	$—	$0.2
Short-term investments in marketable securities	0.8	—	0.8
Restricted cash	11.6	—	11.6
Derivatives	—	3.5	3.5
Total assets	$12.6	$3.5	$16.1

Liabilities:
Derivatives	$—	$2.5	$2.5
Deferred compensation	0.9	15.5	16.4
Total liabilities at fair value	$0.9	$18.0	$18.9
Liabilities measured at net asset value			9.4
Total liabilities			$28.3

Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019:

(in millions)	Level 1	Level 2	Total
Assets:
Cash equivalents	$0.3	$—	$0.3
Short-term investments in marketable securities	0.8	—	0.8
Restricted cash	11.6	—	11.6
Derivatives	—	4.2	4.2
Total assets	$12.7	$4.2	$16.9

Liabilities:
Derivatives	$—	$3.2	$3.2
Deferred compensation	1.2	18.8	20.0
Total liabilities at fair value	$1.2	$22.0	$23.2
Liabilities measured at net asset value			8.5
Total liabilities			$31.7

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 29, 2019:

(in millions)	Level 1	Level 2	Total
Assets:
Cash equivalents	$150.2	$—	$150.2
Short-term investments in marketable securities	0.8	—	0.8
Restricted cash	11.6	—	11.6
Derivatives	—	7.3	7.3
Total assets	$162.6	$7.3	$169.9

Liabilities:
Derivatives	$—	$2.2	$2.2
Deferred compensation	2.7	25.7	28.4
Total liabilities at fair value	$2.7	$27.9	$30.6
Liabilities measured at net asset value			11.5
Total liabilities			$42.1

In addition to the items shown in the tables above, refer to Note 7 in the Notes to Consolidated Financial Statements in the 2019 Form 10-K for further information regarding the fair value measurements associated with the Company’s postretirement benefit plans.

Note 8 – Share-Based Compensation

Under the Brunswick Corporation 2014 Stock Incentive Plan, the Company may grant stock appreciation rights (SARs), non-vested stock units and awards and performance awards to executives, other employees and non-employee directors from treasury shares and from authorized, but unissued, shares of common stock initially available for grant, in addition to: (i) the forfeiture of past stock units and awards; (ii) shares not issued upon the net settlement of SARs; or (iii) shares delivered to or withheld by the Company to pay the withholding taxes related to stock units and awards. As of June 27, 2020, 4.8 million shares remained available for grant.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Share grant amounts, fair values, and fair value assumptions reflect all outstanding stock units and awards for both continuing and discontinued operations.

Non-Vested Stock Units

The Company grants both stock-settled and cash-settled non-vested stock units to key employees as determined by management and the Human Resources and Compensation Committee of the Board of Directors. The Company granted 0.1 million stock units during both the three months ended June 27, 2020 and June 29, 2019, respectively. The Company granted 0.3 million and 0.4 million of stock units during the six months ended June 27, 2020 and June 29, 2019, respectively. The Company recognizes the cost of non-vested stock units on a straight-line basis over the requisite vesting period. Additionally, cash-settled non-vested stock units are recorded as a liability on the balance sheet and adjusted to fair value each reporting period through stock compensation expense. During the three months and six months ended June 27, 2020, the Company charged $4.4 million and $6.4 million, respectively, and charged $1.6 million and $3.7 million during the three months and six months ended June 29, 2019, respectively to compensation expense for non-vested stock units.

As of June 27, 2020, there was $19.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. The Company expects this cost to be recognized over a weighted average period of 1.6 years.

Performance Awards

In both February of 2020 and 2019, the Company granted 0.1 million performance shares to certain senior executives. Performance share awards are based on three performance measures: a cash flow return on investment (CFROI) measure, an operating margin (OM) measure and a total shareholder return (TSR) modifier. Performance shares are earned based on a three-year performance period commencing at the beginning of the calendar year of each grant. The performance shares earned are then subject to a TSR modifier based on the Company's stock returns measured against stock returns of a predefined comparator group over a three-year performance period. Additionally, in February 2020 and 2019, the Company granted 26,750 and 24,605 performance shares, respectively, to certain officers and certain senior managers based on the respective measures and performance periods described above but excluding the TSR modifier. During the three months and six months ended June 27, 2020, the Company recognized a charge of $4.5 million and $2.4 million, respectively, and charged $2.6 million and $3.3 million for the three months and six months ended June 29, 2019, respectively, to compensation expense based on projections of probable attainment of the performance measures and the projected TSR modifier used to determine the performance awards.

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

As of June 27, 2020, the Company had $6.1 million of total unrecognized compensation cost related to performance awards. The Company expects this cost to be recognized over a weighted average period of 1.3 years.

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

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 9 – Commitments and Contingencies

Product Warranties

The following activity related to product warranty liabilities was recorded in Accrued expenses during the six months ended June 27, 2020 and June 29, 2019:

(in millions)	June 27, 2020	June 29, 2019
Balance at beginning of period	$117.6	$116.8
Payments - Recurring	(22.5)	(27.3)
Payments - Sport Yacht and Yachts and Fitness businesses	(2.8)	(7.7)
Provisions/additions for contracts issued/sold	25.2	32.1
Aggregate changes for preexisting warranties	(2.5)	1.0
Foreign currency translation	(0.6)	0.2
Other (A)	—	7.2
Balance at end of period	$114.4	$122.3

(A) The Company retained a $7.1 million warranty liability from the sale of its Fitness business. The warranty liability pertains to product field campaigns for certain Cybex products designed prior to the Cybex acquisition.

Extended Product Warranties

The following activity related to deferred revenue for extended product warranty contracts was recorded in Accrued expenses and Other long-term liabilities during the six months ended June 27, 2020 and June 29, 2019:

(in millions)	June 27, 2020	June 29, 2019
Balance at beginning of period	$75.3	$66.4
Extended warranty contracts sold	15.3	13.9
Revenue recognized on existing extended warranty contracts	(8.1)	(7.3)
Foreign currency translation	(0.3)	0.2
Other	(0.1)	(0.1)
Balance at end of period	$82.1	$73.1

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

Notes to Condensed Consolidated Financial Statements
(unaudited)

Changes in the Company's goodwill during the six months ended June 27, 2020, by segment, are summarized below:

(in millions)	December 31, 2019	Acquisitions	Adjustments	June 27, 2020
Propulsion (A)	$14.5	$—	$(0.2)	$14.3
Parts and Accessories (A)	371.9	—	(0.3)	371.6
Boat	28.6	—	0.9	29.5
Total	$415.0	$—	$0.4	$415.4

(A) In the 2019 Form 10-K, goodwill for Propulsion and Parts and Accessories were presented within the Marine Engine segment.

Changes in the Company's goodwill during the six months ended June 29, 2019, by segment, are summarized below:

(in millions)	December 31, 2018	Acquisitions	Adjustments	June 29, 2019
Propulsion (A)	$14.6	$—	$—	$14.6
Parts and Accessories (A)	360.5	—	7.4	367.9
Boat	2.2	26.0	—	28.2
Total	$377.3	$26.0	$7.4	$410.7

(A) In the 2019 Form 10-K, goodwill for Propulsion and Parts and Accessories were presented within the Marine Engine segment.

Adjustments in the Boat segment for the six months ended June 27, 2020 relate to finalizing purchase accounting related to the Freedom Boat Club acquisition, primarily related to deferred taxes. Adjustments for the six months ended June 29, 2019 mainly relate to finalizing purchase accounting related to the Power Products acquisition. See Note 5 – Acquisitions for further details on the Company's acquisitions. Adjustments in both periods include the effect of foreign currency translation on goodwill denominated in currencies other than the U.S. dollar.

There was no accumulated impairment loss on Goodwill as of June 27, 2020, December 31, 2019 and June 29, 2019.

The Company's intangible assets, included within Other intangibles, net on the Condensed Consolidated Balance Sheets as of June 27, 2020, December 31, 2019 and June 29, 2019, are summarized by intangible asset type below:

	June 27, 2020		December 31, 2019		June 29, 2019
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Customer relationships (A)	$686.6	$(290.2)	$687.0	$(274.6)	$686.9	$(258.8)
Trade names	165.6	—	165.8	—	165.8	—
Other (A)	18.3	(13.2)	18.4	(13.1)	18.3	(12.8)
Total	$870.5	$(303.4)	$871.2	$(287.7)	$871.0	$(271.6)

(A) The weighted average remaining amortization period for Customer relationships and Other intangibles assets were 13.1 years and 11.5 years, respectively, as of June 27, 2020.

Other intangible assets primarily consist of patents and franchise agreements. Gross amounts and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation. Aggregate amortization expense for intangibles was $8.0 million and $16.0 million for the three and six months ended June 27, 2020, respectively. Aggregate amortization expense for intangibles was $7.8 million and $15.7 million for the three and six months ended June 29, 2019, respectively.

Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company's intangible assets, included within Other intangibles, net on the Condensed Consolidated Balance Sheets as of June 27, 2020, December 31, 2019 and June 29, 2019, are summarized by segment below:

	June 27, 2020		December 31, 2019		June 29, 2019
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Propulsion	$1.0	$(0.5)	$1.0	$(0.5)	$1.0	$(0.5)
Parts and Accessories	617.0	(96.7)	617.6	(81.9)	617.5	(66.8)
Boat	252.5	(206.2)	252.6	(205.3)	252.5	(204.3)
Total	$870.5	$(303.4)	$871.2	$(287.7)	$871.0	$(271.6)

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

As business performance and marine demand exceeded expectations during the three months ended June 27, 2020, and no further triggering events were identified, the Company did not perform an additional interim impairment test in the second quarter. The Company will continue to monitor the impacts of COVID-19 and assess the need for further testing going forward.

Note 11 – Segment Data

Change in Reportable Segments

Effective January 1, 2020, the Company changed its management reporting and updated its reportable segments to Propulsion, Parts and Accessories and Boat (inclusive of Business Acceleration) to align with its strategy.
Concurrent with this change, the Company has changed its measurement of segment profit and loss due to a decision to streamline internal and external reporting practices relating to marine engines sold from the Propulsion segment to the Boat segment. This change in presentation, which is not the result of a change in business practice, more closely follows current market dynamics, and provides improved comparability with other boat companies.

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
The P&A segment manufactures, markets, and supplies parts and accessories for both marine and non-marine markets. These products are designed for and sold mostly to aftermarket retailers, distributors, and distribution businesses, as well as original equipment manufacturers (including Brunswick brands). Branded parts and accessories include consumables, such as engine oils and lubricants, and are sold under the Mercury, Mercury Precision Parts, Quicksilver, and Seachoice brands. The P&A segment also consists of distribution businesses such as Land 'N' Sea, Kellogg Marine Supply, Lankhorst Taselaar, BLA, and Payne's Marine Group, which distribute third-party and Company products. These businesses are leading distributors of marine parts and accessories throughout North America, Europe, and Asia-Pacific. The P&A segment also includes the collection of brands acquired with Power Products in 2018 and certain other businesses operating under the Ancor, Attwood, BEP, Blue Sea Systems, CZone, Del City,

Notes to Condensed Consolidated Financial Statements
(unaudited)

Garelick, Lenco Marine, Marinco, Mastervolt, MotorGuide, ParkPower, Progressive Industries, ProMariner, and Whale brand names. Products include marine electronics and control systems, instruments, trolling motors, fuel systems, electrical systems, as well as specialty vehicle, mobile, and transportation aftermarket products.
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

The following table sets forth net sales and operating earnings (loss) for each of the Company's reportable segments for the three months and six months ended June 27, 2020 and June 29, 2019:

	Net Sales				Operating Earnings (Loss)
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
(in millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Propulsion	$395.4	$461.5	$844.0	$913.9	$47.7	$71.0	$109.0	$130.9
Parts and Accessories	386.5	410.0	688.1	723.6	80.1	88.2	126.3	136.0
Boat	249.9	366.6	541.4	739.9	2.0	25.8	7.1	52.8
Corporate/Other	—	—	—	—	(22.8)	(22.3)	(32.2)	(42.9)
Segment Eliminations	(44.0)	(74.6)	(120.2)	(163.2)	—	—	—	—
Total	$987.8	$1,163.5	$1,953.3	$2,214.2	$107.0	$162.7	$210.2	$276.8

Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth total assets of each of the Company's reportable segments:

	Total Assets
(in millions)	June 27, 2020	December 31, 2019	June 29, 2019
Propulsion	$974.2	$1,002.8	$1,007.3
Parts and Accessories	1,534.9	1,519.0	1,603.3
Boat (A)	463.7	473.0	477.2
Corporate/Other	766.3	569.6	953.0
Total	$3,739.1	$3,564.4	$4,040.8

(A) As of June 27, 2020, December 31, 2019 and June 29, 2019, the Company had $3.0 million of assets classified as held for sale which were not related to discontinued operations. These assets were recorded within Net Property.

Note 12 – Comprehensive Income

Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets includes foreign currency cumulative translation adjustments; prior service costs and credits and net actuarial gains and losses for defined benefit plans; and unrealized derivative gains and losses, all net of tax. Changes in the components of Accumulated other comprehensive loss, all net of tax, for the three months and six months ended June 27, 2020 and June 29, 2019 were as follows:

	Three Months Ended		Six Months Ended
(in millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net earnings	$70.7	$77.5	$139.7	$41.2
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	5.8	15.1	(7.5)	15.2
Net change in unamortized prior service credits	(0.1)	(0.2)	(0.3)	(0.3)
Net change in unamortized actuarial losses	—	2.8	0.4	4.7
Net change in unrealized derivative losses (gains)	(5.0)	(2.1)	0.2	(3.0)
Total other comprehensive income (loss)	0.7	15.6	(7.2)	16.6
Comprehensive income	$71.4	$93.1	$132.5	$57.8

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the three months ended June 27, 2020:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Net derivative losses	Total
Beginning balance	$(50.9)	$(3.2)	$(6.9)	$(0.3)	$(61.3)
Other comprehensive income (loss) before reclassifications (A)	5.8	—	(0.2)	(2.2)	3.4
Amounts reclassified from Accumulated other comprehensive loss (B)	—	(0.1)	0.2	(2.8)	(2.7)
Net other comprehensive income (loss)	5.8	(0.1)	—	(5.0)	0.7
Ending balance	$(45.1)	$(3.3)	$(6.9)	$(5.3)	$(60.6)

(A) The tax effects for the three months ended June 27, 2020 were $(2.0) million for foreign currency translation, $0.0 million for net actuarial losses arising during the period and $0.7 million for derivatives.
(B) See the table below for the tax effects for the three months ended June 27, 2020.

Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the six months ended June 27, 2020:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Net derivative losses	Total
Beginning balance	$(37.6)	$(3.0)	$(7.3)	$(5.5)	$(53.4)
Other comprehensive income (loss) before reclassifications (A)	(7.5)	—	0.1	4.9	(2.5)
Amounts reclassified from Accumulated other comprehensive loss (B)	—	(0.3)	0.3	(4.7)	(4.7)
Net other comprehensive income (loss)	(7.5)	(0.3)	0.4	0.2	(7.2)
Ending balance	$(45.1)	$(3.3)	$(6.9)	$(5.3)	$(60.6)

(A) The tax effects for the six months ended June 27, 2020 were $0.8 million for foreign currency translation, $0.0 million for net actuarial losses arising during the period and $(1.6) million for derivatives.
(B) See the table below for the tax effects for the six months ended June 27, 2020.

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

Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents reclassification adjustments out of Accumulated other comprehensive loss during the three and six months ended June 27, 2020 and June 29, 2019:

	Three Months Ended		Six Months Ended
Details about Accumulated other comprehensive income (loss) components (in millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019	Affected line item in the statement where net income is presented
Amount of loss reclassified into earnings on foreign currency:
Foreign currency cumulative translation adjustment	$—	$(13.9)	$—	$(13.9)	Net loss from discontinued operations, net of tax
	—	(13.9)	—	(13.9)	Net loss from discontinued operations, net of tax
	—	0.1	—	0.1	Net loss from discontinued operations, net of tax
	$—	$(13.8)	$—	$(13.8)	Net loss from discontinued operations, net of tax

Amortization of defined benefit items:
Prior service credits	$0.1	$0.2	$0.3	$0.4	Other expense, net
Net actuarial losses	(0.2)	(2.6)	(0.3)	(5.1)	Other expense, net
	(0.1)	(2.4)	0.0	(4.7)	Earnings before income taxes
	0.0	0.7	0.0	1.2	Income tax provision
	$(0.1)	$(1.7)	$0.0	$(3.5)	Net earnings from continuing operations

Amount of gain (loss) reclassified into earnings on derivative contracts:
Interest rate contracts	$(0.2)	$(0.1)	$(0.3)	$(0.3)	Interest expense
Foreign exchange contracts	4.0	2.9	6.7	5.4	Cost of sales
Commodity contracts	(0.0)	—	(0.0)	—	Cost of sales
	3.8	2.8	6.4	5.1	Earnings before income taxes
	(1.0)	(0.8)	(1.7)	(1.5)	Income tax provision
	$2.8	$2.0	$4.7	$3.6	Net earnings from continuing operations

Note 13 – Income Taxes

The Company recognized an income tax provision for the three months and six months ended June 27, 2020 of $17.6 million and $36.0 million, respectively, which included a net charge of $0.4 million and $0.1 million, respectively. These charges primarily related to a change in the valuation allowance. The Company recognized an income tax provision for the three months and six months ended June 29, 2019 of $31.7 million and $50.5 million, respectively, which included a net charge of $1.8 million and $0.1 million, respectively. The net charge of $1.8 million primarily related to an increase in the valuation allowance and the net charge of $0.1 million was related to the aforementioned valuation allowance increase and other various special tax items. The effective tax rate, which is calculated as the income tax provision as a percentage of earnings before income taxes, for the three months and six months ended June 27, 2020, was 19.8 percent and 20.2 percent, respectively. The effective tax rate for the three months and six months ended June 29, 2019 was 22.0 percent and 21.1 percent, respectively.

No deferred income taxes have been provided as of June 27, 2020, December 31, 2019 or June 29, 2019 on the applicable undistributed earnings of the non-U.S. subsidiaries where the indefinite reinvestment assertion has been applied. If, at some future date these earnings cease to be indefinitely reinvested and are repatriated, the Company may be subject to additional U.S. income taxes and foreign withholding taxes on such amounts. The Company continues to provide deferred taxes, as required, on the undistributed net earnings of foreign subsidiaries and unconsolidated affiliates that are not deemed to be indefinitely reinvested in operations outside the United States.

Notes to Condensed Consolidated Financial Statements
(unaudited)

As of June 27, 2020, December 31, 2019 and June 29, 2019, the Company had $4.4 million, $3.9 million and $2.2 million of gross unrecognized tax benefits, including interest, respectively. The Company believes it is reasonably possible that the total amount of gross unrecognized tax benefits as of June 27, 2020 could decrease by approximately $1.1 million in the next 12 months due to settlements with taxing authorities or lapses in the applicable statute of limitations. Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be significant changes in the amount of unrecognized tax benefits in 2020, but the amount cannot be estimated at this time.

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

Pension and other postretirement benefit costs included the following components for the three months and six months ended June 27, 2020 and June 29, 2019:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
(in millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Interest cost	$0.1	$2.6	$0.3	$5.2	$0.2	$0.3	$0.4	$0.6
Expected return on plan assets	—	(3.4)	—	(6.7)	—	—	—	—
Amortization of prior service credits	—	—	—	—	(0.1)	(0.2)	(0.3)	(0.4)
Amortization of net actuarial losses	0.2	2.6	0.3	5.1	—	—	—	—
Settlement benefit	(1.3)	—	(1.3)	—	—	—	—	—
Net pension and other benefit costs	$(1.0)	$1.8	$(0.7)	$3.6	$0.1	$0.1	$0.1	$0.2

Note 15 – Debt

In July 2019, the Company called $150.0 million of its 4.625% Senior Notes due 2021. The Notes were retired in August 2019 at par plus accrued interest, in accordance with the call provisions of the notes, and the associated interest rate swaps have been terminated. Refer to Note 6 – Financial Instruments for further information on the terminated interest rate swaps.

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

Notes to Condensed Consolidated Financial Statements
(unaudited)

Scheduled maturities, net:

(in millions)
Remainder of 2020	$215.9
2021	42.8
2022	36.0
2023	306.1
2024	0.4
Thereafter	684.5
Total debt	$1,285.7

The Company maintains an Amended and Restated Credit Agreement (Credit Facility) providing for $400.0 million of borrowing capacity in effect through September 2024. The Credit Facility includes provisions to add up to $100.0 million of additional borrowing capacity and extend the facility for an additional one-year term, subject to lender approval. On March 23, 2020, the Company delivered a borrowing request to the administrative agent for the Credit Facility to increase the Company’s borrowings to $385.0 million, which was substantially all of the amount available for borrowing under the Credit Facility, net of outstanding letters of credit. The Company borrowed the amount described above under the Credit Facility as a precautionary action in order to increase its cash position and to enhance its liquidity and financial flexibility during this period of substantial uncertainty in the global markets resulting from the COVID-19 pandemic. On June 26, 2020, the Company repaid $200.0 million of its Credit Facility. The remaining proceeds from the borrowing may be used for general corporate purposes.

During the first six months of 2019, borrowings under the Credit Facility totaled $655.0 million, all of which were repaid during the first six months of 2019. No borrowings were outstanding as of June 29, 2019, and available borrowing capacity totaled $396.4 million, net of $3.6 million of letters of credit outstanding under the Credit Facility. The maximum amount utilized under the Credit Facility during the six months ended June 29, 2019, including letters of credit outstanding, was $258.6 million. During the first six months of 2020, borrowings under the Credit facility totaled $610.0 million, of which $425.0 million were repaid during the first six months of 2020. The Company had $185.0 million of borrowings outstanding as of June 27, 2020, and available borrowing capacity totaled $202.9 million, net of $12.1 million of letters of credit outstanding under the Credit Facility. The maximum amount utilized under the Credit Facility during the six months ended June 27, 2020, including letters of credit outstanding, was $397.1 million. Refer to Note 16 in the Notes to Consolidated Financial Statements in the 2019 Form 10-K for details regarding the Company's Credit Facility.

In December 2019, the Company entered into an unsecured commercial paper program (CP Program) pursuant to which the Company may issue short-term, unsecured commercial paper notes (CP Notes). Amounts available under the CP Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate principal amount of CP Notes outstanding under the CP Program at any time not to exceed the lower of $300.0 million or the available borrowing amount under the Credit Facility. Refer to Note 16 in the Notes to Consolidated Financial Statements in the 2019 Form 10-K for details regarding the Company's CP Program. During the first six months of 2020, borrowings under the CP Program totaled $175.0 million, all of which were repaid during the first six months of 2020. During the six months ended June 27, 2020, the maximum amount utilized under the CP Program was $100.0 million.

As of June 27, 2020, the Company was in compliance with the financial covenants associated with its debt.

Note 16 – Subsequent Events

On July 29, 2020, the Company repaid $100.0 million of the amount outstanding under the Revolving Credit Facility.

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

The Company includes non-GAAP financial measures in Management’s Discussion and Analysis, as management believes that these measures and the information they provide are useful to investors because they permit investors to view the Company's performance using the same tools that management uses to better evaluate the Company’s ongoing business performance. In order to better align Brunswick's reported results with the internal metrics used by the Company's management to evaluate business performance as well as to provide better comparisons to prior periods and peer data, non-GAAP measures exclude the impact of purchase accounting amortization related to the Power Products and Freedom Boat Club acquisitions.

Brunswick does not provide forward-looking guidance for certain financial measures on a GAAP basis because it is unable to predict certain items contained in the GAAP measures without unreasonable efforts. These items may include pension settlement charges or benefits, restructuring, exit and impairment costs, special tax items, acquisition-related costs, and certain other unusual adjustments.

Impact of COVID-19

In March 2020, the World Health Organization announced that infections of the novel coronavirus (COVID-19) had become a world-wide pandemic. National, state and local authorities have enforced social distancing and imposed quarantine and isolation measures on large portions of the population, including mandatory business closures. These measures have had and continue to have serious adverse impacts on domestic and foreign economies of uncertain severity and duration.

On March 23, 2020, the Company temporarily suspended manufacturing operations at most engine and boat production facilities to ensure the health and safety of affected employees and to balance inventory levels with anticipated reductions in near-term demand. On April 13, 2020, the Company resumed partial operations and limited production activities in certain manufacturing facilities and, in the ensuing weeks, continued to open additional manufacturing facilities. As of August 4, 2020, all global manufacturing and distribution facilities are online with a continued focus on rigorously applying, evolving and automating COVID-19 mitigation procedures, including temperature screening, distancing, personal protective equipment and cleaning protocols.

The Company's distribution business operated throughout the pandemic and the dealer network continued to sell products, enabling boaters to get out on the water. Approximately half of the dealer network was closed in some capacity in April, but the network was fully operational by mid-May. The pandemic also affected Freedom Boat Club, as many of its locations were closed in April due to local stay-at-home restrictions, particularly in Florida. However, once doors reopened, several locations had their busiest weekends in history with strong membership increases across the network.

The Company will continue to actively monitor the impact of COVID-19 and may take further actions that alter business operations as may be required by government authorities, or that are determined to be in the best interest of the Company's employees, customers, dealers, suppliers and stakeholders. The full extent of the impact of COVID-19 on the Company's business, operations and financial results will depend on evolving factors that the Company cannot accurately predict. Refer to Part II. Item 1A. Risk Factors for further information.

Change in Reportable Segments

Effective January 1, 2020, the Company changed its management reporting and updated its reportable segments to Propulsion, Parts and Accessories and Boat (inclusive of Business Acceleration) to align with its strategy. Refer to Note 11 – Segment Data in the Notes to Condensed Consolidated Financial Statements for further information.

CARES Act

On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). The tax provisions include changes to the net operating loss rules, a temporary increase to the limitation on deductible business interest expense, and accelerated depreciation on qualified improvement property. In addition, the CARES Act has provisions designed to encourage eligible employers to keep employees on payroll, despite experiencing economic hardship related to COVID-19, with an employee retention tax credit (Employee Retention Credit). At this time, the Company does not expect the CARES Act to have a material impact on its results of operations.

Under the CARES Act, the Company deferred approximately $4 million of U.S. income tax payments from the first and second quarters to the third quarter of 2020 and approximately $2 million of non-U.S. tax payments from the first and second quarter to a subsequent quarter in 2020. The Company expects to defer the payment of approximately $18 million to $20 million of payroll taxes normally due between March 27, 2020 and December 31, 2020. These payroll taxes will be paid in two equal installments in the fourth quarters of 2021 and 2022.

The Employee Retention Credit is a payroll tax credit against certain employment taxes equal to 50 percent of the qualified wages and healthcare costs an eligible employer incurs after March 12, 2020, and before January 1, 2021. The Company calculated a preliminary employee retention credit of $6.2 million across all segments, of which $1.9 million and $4.3 million were recognized in Cost of sales and Selling, general and administrative expense during the three months ended March 28, 2020 and June 27, 2020, respectively.

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

Overview and Outlook

Overview

Net sales decreased 15.1 percent during the second quarter of 2020 when compared with the second quarter of 2019. The Company's second quarter performance demonstrated the power of its marine-focused portfolio despite the unprecedented disruption to the global economy resulting from the COVID-19 pandemic. All businesses outperformed expectations in the quarter. The aftermarket-driven parts and accessories business stayed strong and supported consumers as stay-at-home restrictions were lifted and boaters returned to the water in force. Demand in the U.S. retail marine market accelerated into May and June resulting in robust new boat and engine sales, with sales to first-time purchasers or returning lapsed boaters representing approximately half of the new boat sales. The surge in demand, together with the suspension of production at most manufacturing facilities from late-March into mid-April due to the pandemic, resulted in the lowest mid-season pipeline inventory levels in almost twenty years, with 34 percent fewer boats in dealer inventory versus the second quarter of 2019. The strengthening demand, combined with market share gains, especially in Mercury’s higher horsepower outboard engine lineup, resulted in stronger top-line, earnings, and cash flow performance than anticipated, with the businesses de-leveraging consistent with the Company's expectations.

The Propulsion segment continued its strong performance during the second quarter despite closing its primary manufacturing facility for several weeks early in the quarter, then having to ramp up production upon reopening. The results in the quarter were positively affected by healthy inventory levels entering the quarter, which allowed sales to continue during the shut-down, with sales primarily made to dealer and international channels during the period. The Parts and Accessories (P&A) segment second quarter results were bolstered by its distribution business as very healthy boat usage commenced once stay-at-home restrictions were lifted. The distribution business remained open throughout the pandemic, supplying products to support dealers and attempted to quickly get boats prepped and on the water for summer, along with supplying essential businesses, supporting the fight against

COVID-19. The Boat segment remained profitable in the second quarter despite significantly lower volume in April due to the production shutdowns. International net sales decreased 7 percent and 3 percent on a GAAP and constant currency basis, respectively. International markets remained relatively resilient in the quarter as certain countries restored more normal business conditions earlier than the United States. Asia-Pacific continued to see strong demand in higher-horsepower outboard engines for the Propulsion segment as well as steady P&A sales.

Net sales decreased 11.8 percent during the first half of 2020 when compared with the first half of 2019 due to the same factors described above for the quarterly period. International net sales for the Company decreased 6 percent and 2 percent in the first half of 2020 on a GAAP and constant currency basis, respectively.

Outlook

Despite the uncertain economic environment ahead, the Company continues to execute its operating and strategic priorities. The Company's focus on structural cost containment, along with its strong financial profile and healthy balance sheet and liquidity, has enabled additional investments in its businesses, driving shareholder value, while ensuring that it continues to prioritize and devote its best efforts to protecting the health and welfare of employees in the COVID-19 environment. These measures, along with the Company's resilient second quarter performance, and a surging marine retail environment, have created substantial growth opportunities for the remainder of 2020 and potentially into future years. Subject to uncertainty, the Company anticipates its second-half 2020 revenue and operating earnings to exceed second half of 2019, as the Parts & Accessories business should remain steady and the Propulsion and Boat businesses will ramp-up production to meet demand and refill pipelines.

Nearing the end of the retail selling season, the Company believes that projecting the demand environment and operating results for the remainder of 2020 still involves a high degree of uncertainty. The progression of the pandemic remains fluid and the resulting impact on the Company's dealers, original equipment manufacturers (OEM) partners, suppliers, and the macro-economy remains unclear. These factors will ultimately influence the performance of the marine market and the global consumer. In response, the Company's businesses will continue to prepare for a range of scenarios.

The Company anticipates that the U.S. marine industry retail unit demand will be up low-single digit percent for the year, with stronger demand in the U.S. than in international regions. The Company assumes that wholesale comparisons will be significantly better than retail in the back-half of the year mostly due to the pipeline reduction actions executed in the second-half of 2019, and the current low pipeline inventory levels.

For the Propulsion segment, the Company will continue to leverage the strongest product lineup in the industry to gain market share in the parts of the market where the Company has been historically under-represented. The further growth into saltwater, repower and international commercial markets is being enabled by the capacity added last year, and will be bolstered by further investment in exciting new products.With lower engine inventory levels across the globe, the Company plans to increase production in an efficient manner to refill the pipeline.

For the Parts and Accessories segment, the Company anticipates favorable boat usage trends to continue as people look to remain active outdoors in a social-distancing setting. Additional hours on the water drive the need for consumables and replacement parts, which are delivered same day or next day to thousands of points of sale across the globe through its distribution network. The Company expects Power Products to have a solid second half as it expands its systems integration business which provides boat OEMs with complete and bespoke systems solutions for their boat models.

For the Boat segment, the Company will continue to focus on launching new products across the portfolio, including some new products designed for younger boaters, ramping up production to meet demand and refill pipelines, and returning to its stated plan to improve operating margins. The Company anticipates back half operating margins in the high-single digits as additional volume benefits and cost initiatives should drive improved margin performance. Freedom Boat Club continues to expand and execute against its strategic growth strategy. The Company has added 25 locations in 2020, bringing the number of locations to 235, and looks to increase the share of Brunswick products throughout the franchise network.

Despite the uncertainty and challenging times ahead, the Company plans to remain flexible so that it can react quickly to change, capitalize on market demand, and retain its financial strength, regardless of macro-economic conditions.

Matters Affecting Comparability

The Company believes certain events have affected the comparability of the results of operations. The table below summarizes the impact of changes in currency exchange rates, recent acquisitions on the Company's net sales:

	Three Months Ended					Six Months Ended
	Net Sales		2020 vs. 2019			Net Sales		2020 vs. 2019
(in millions)	June 27, 2020	June 29, 2019	GAAP	Constant Currency	Acquisition Benefit	June 27, 2020	June 29, 2019	GAAP	Constant Currency	Acquisition Benefit
Propulsion	$395.4	$461.5	(14.3)%	(12.5)%	—%	$844.0	$913.9	(7.6)%	(6.1)%	—%
Parts & Accessories	386.5	410.0	(5.7)%	(4.8)%	—%	688.1	723.6	(4.9)%	(4.0)%	—%
Boat	249.9	366.6	(31.8)%	(31.4)%	0.8%	541.4	739.9	(26.8)%	(26.4)%	1.4%
Segment eliminations	(44.0)	(74.6)	(41.0)%	(40.9)%	—%	(120.2)	(163.2)	(26.3)%	(26.2)%	—%
Total	$987.8	$1,163.5	(15.1)%	(13.9)%	0.2%	$1,953.3	$2,214.2	(11.8)%	(10.7)%	0.4%

Acquisitions.  The Company completed the acquisition of Freedom Boat Club in 2019, which affected the comparability of net sales. The impact on consolidated and segment sales comparisons are reflected above. Refer to Note 5 – Acquisitions in the Notes to Condensed Consolidated Financial Statements for further information.

Changes in Foreign Currency Rates. Percentage changes in net sales expressed in constant currency reflect the impact that changes in currency exchange rates had on comparisons of net sales. To determine this information, net sales transacted in currencies other than U.S. dollars have been translated to U.S. dollars using the average exchange rates that were in effect during the comparative period. The percentage change in net sales expressed on a constant currency basis better reflects the changes in the underlying business trends, excluding the impact of translation arising from foreign currency exchange rate fluctuations. Approximately 22 percent of the Company's annual net sales are transacted in a currency other than the U.S. dollar. The Company's most material exposures include sales in Euros, Canadian dollars, Australian dollars and Chinese yuan.

Additionally, operating earnings were negatively affected by foreign exchange rates by approximately $6 million and $13 million in the second quarter and the first half of 2020, respectively, when compared with the same periods in 2019. These estimates include the impact of translation on all sales and costs transacted in a currency other than the U.S. dollar and the impact of hedging activities.

Acquisition and IT related costs. In connection with the Freedom Boat Club acquisition that occurred in the second quarter of 2019, the Company recorded $0.6 million and $1.3 million of acquisition costs in Selling, general and administrative expense (SG&A) within the Boat segment, for the three and six months ended June 27, 2020, respectively.

In addition, the Company recorded $0.6 million and $1.3 million for the three and six months ended June 27, 2020; and $0.5 million for both the three and six months ended June 29, 2019 of IT transformation costs in SG&A within Corporate/Other resulting from the Fitness separation.

Restructuring, exit and impairment charges. The Company recorded restructuring, exit, and impairment charges of $2.1 million and $5.4 million during the three months ended June 27, 2020 and June 29, 2019, respectively, and charges of $2.5 million and $8.6 million for the six months ended June 27, 2020 and June 29, 2019. Refer to Note 4 – Restructuring, Exit and Impairment Activities in the Notes to Condensed Consolidated Financial Statements for further information.

Pension settlement benefit. During the third quarter of 2019, the Company fully exited its remaining defined benefit pension plans and as a result, recorded a $1.3 million benefit in the three months ended June 27, 2020 associated with a final settlement true-up. The Company did not record any pension settlement charges in the six months ended June 29, 2019.

Tax items. The Company recognized an income tax provision for the three months and six months ended June 27, 2020 of $17.6 million and $36.0 million, respectively, which included a net charge of $0.4 million and $0.1 million, respectively. These charges primarily related to a change in the valuation allowance. The Company recognized an income tax provision for the three months and six months ended June 29, 2019 of $31.7 million and $50.5 million, respectively, which included a net charge of $1.8 million and $0.1 million, respectively. The net charge of $1.8 million primarily related to an increase in the valuation allowance and the net charge of $0.1 million was related to the aforementioned valuation allowance increase and other various special tax items. The effective tax rate, which is calculated as the income tax provision as a percentage of earnings before income taxes, for the three months and six months ended June 27, 2020, was 19.8 percent and 20.2 percent, respectively. The effective tax rate for the three months and six months ended June 29, 2019 was 22.0 percent and 21.1 percent, respectively. Refer to Note 13 – Income Taxes in the Notes to Condensed Consolidated Financial Statements for further details.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended:

	Three Months Ended		2020 vs. 2019		Six Months Ended		2020 vs. 2019
(in millions, except per share data)	June 27, 2020	June 29, 2019	$ Change	% Change	June 27, 2020	June 29, 2019	$ Change	% Change
Net sales	$987.8	$1,163.5	$(175.7)	(15.1)%	$1,953.3	$2,214.2	$(260.9)	(11.8)%
Gross margin(A)	256.0	328.0	(72.0)	(22.0)%	499.8	607.5	(107.7)	(17.7)%
Restructuring, exit and impairment charges	2.1	5.4	(3.3)	(61.1)%	2.5	8.6	(6.1)	(70.9)%
Operating earnings	107.0	162.7	(55.7)	(34.2)%	210.2	276.8	(66.6)	(24.1)%
Net earnings from continuing operations	71.2	112.1	(40.9)	(36.5)%	141.9	188.3	(46.4)	(24.6)%

Diluted earnings per common share from continuing operations	$0.89	$1.28	$(0.39)	(30.5)%	$1.77	$2.15	$(0.38)	(17.7)%

Expressed as a percentage of Net sales:
Gross margin (A)	25.9%	28.2%		(230) bpts	25.6%	27.4%		(180) bpts
Selling, general and administrative expense	12.1%	10.9%		120 bpts	11.8%	11.7%		10 bpts
Research and development expense	2.8%	2.9%		(10) bpts	2.9%	2.8%		10 bpts
Restructuring, exit and impairment charges	0.2%	0.5%		(30) bpts	0.1%	0.4%		(30) bpts
Operating margin	10.8%	14.0%		(320) bpts	10.8%	12.5%		(170) bpts

bpts = basis points

(A)	Gross margin is defined as Net sales less Cost of sales as presented in the Condensed Consolidated Statements of Comprehensive Income.

The following is a summary of Adjusted operating earnings and Adjusted diluted earnings per common share from continuing operations for the three months and six months ended when compared with the same prior year comparative period:

	Three Months Ended				Six Months Ended
	Operating Earnings		Diluted Earnings (Loss) Per Share		Operating Earnings		Diluted Earnings (Loss) Per Share
(in millions, except per share data)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
GAAP	$107.0	$162.7	$0.89	$1.28	$210.2	$276.8	$1.77	$2.15
Restructuring, exit, and impairment charges	2.1	5.4	0.02	0.05	2.5	8.6	0.02	0.07
Purchase accounting amortization	7.6	7.3	0.07	0.06	15.1	14.5	0.15	0.13
Acquisition and IT related costs	1.2	1.8	0.01	0.01	2.6	1.8	0.03	0.01
Special tax items	—	—	0.01	0.02	—	—	(0.00)	(0.00)
Sport Yacht & Yachts	—	2.9	—	0.03	—	2.9	—	0.03
Pension settlement benefit	—	—	(0.01)	—	—	—	(0.01)	—
As Adjusted	$117.9	$180.1	$0.99	$1.45	$230.4	$304.6	$1.96	$2.39

Operating margin GAAP	10.8%	14.0%			10.8%	12.5%
Operating margin, as adjusted	11.9%	15.5%			11.8%	13.8%

Net sales decreased 15.1 percent and 11.8 percent during the second quarter and first half of 2020, respectively, when compared with the same prior year period. Refer to the discussion of the Propulsion, Parts and Accessories, and Boat segments for further details on the drivers of net sales changes.

Gross margin percentage decreased 230 basis points and 180 basis points in the second quarter and the first half of 2020, respectively, when compared with the same prior year period, reflecting the impacts of production suspensions and stay-at-home restrictions, unfavorable changes in foreign exchange rates, and tariffs, which were partially offset by benefits from cost reduction activities.

Selling, general and administrative expense (SG&A) decreased during the second quarter and the first half of 2020 when compared with the same prior year period. SG&A includes purchase accounting amortization, acquisition and IT transformation-related costs, and impacts of Sport Yacht & Yachts operations, as applicable. Excluding these items, SG&A as a percentage of sales was higher in the second quarter of 2020 compared with the same prior year period, reflecting the decrease in sales, partially offset by benefits of cost reduction measures. Research and development expense decreased in both the second quarter and the first half of 2020, but were consistent year over year as a percentage of Net sales.

The Company recorded restructuring, exit and impairment charges of $2.1 million and $2.5 million during the three months and six months ended June 27, 2020, respectively, and recorded $5.4 million and $8.6 million during the three months and six months ended June 29, 2019, respectively. Refer to Note 4 – Restructuring, Exit and Impairment Activities in the Notes to Condensed Consolidated Financial Statements for further information.

The Company recorded Equity earnings of $1.1 million and $2.9 million in the three and six months ended June 27, 2020, respectively, which were mainly related to the Company's marine and technology-related joint ventures. This compares with Equity earnings of $1.6 million and $3.5 million in the three and six months ended June 29, 2019, respectively.

The Company recognized $(0.9) million and $(0.2) million in Other expense, net in the three and six months ended June 27, 2020, respectively. This compares with $(0.1) million and $(1.7) million recognized in Other expense, net in the three and six months ended June 29, 2019, respectively. Other expense, net primarily includes other postretirement benefit costs and remeasurement gains and losses resulting from changes in foreign currency rates.

Net interest expense decreased for the three and six months ended June 27, 2020 when compared with the same prior year period due to reduction in average daily debt outstanding, which was influenced by the timing of debt retirements and debt issuances. Refer to Note 15 – Debt in the Notes to Condensed Consolidated Financial Statements and Note 16 in the Notes to Consolidated Financial Statements in the 2019 Form 10-K.

The Company recognized an income tax provision for the three months and six months ended June 27, 2020 of $17.6 million and $36.0 million, respectively, which included a net charge of $0.4 million and $0.1 million, respectively. These charges primarily related to a change in the valuation allowance. The Company recognized an income tax provision for the three months and six months ended June 29, 2019 of $31.7 million and $50.5 million, respectively, which included a net charge of $1.8 million and $0.1 million, respectively. The net charge of $1.8 million primarily related to an increase in the valuation allowance and the net charge of $0.1 million was related to the aforementioned valuation allowance increase and other various special tax items.

The effective tax rate, which is calculated as the income tax provision as a percentage of earnings before income taxes, for the three months and six months ended June 27, 2020, was 19.8 percent and 20.2 percent, respectively. The effective tax rate for the three months and six months ended June 29, 2019 was 22.0 percent and 21.1 percent, respectively.

Due to the factors described in the preceding paragraphs, operating earnings, net earnings from continuing operations and diluted earnings per common share from continuing operations decreased during the second quarter and first half of 2020 when compared with the same prior year period.

Propulsion Segment

The following table sets forth Propulsion segment results for the three months and six months ended:

	Three Months Ended		2020 vs. 2019		Six Months Ended		2020 vs. 2019
(in millions)	June 27, 2020	June 29, 2019	$ Change	% Change	June 27, 2020	June 29, 2019	$ Change	% Change
Net sales	$395.4	$461.5	$(66.1)	(14.3)%	$844.0	$913.9	$(69.9)	(7.6)%
Operating earnings	47.7	71.0	(23.3)	(32.8)%	109.0	130.9	(21.9)	(16.7)%
Operating margin	12.1%	15.4%		(330) bpts	12.9%	14.3%		(140) bpts

bpts = basis points

The Propulsion segment net sales decreased $66.1 million, or 14.3 percent, in the second quarter versus 2019, as continued strong demand for higher horsepower outboard engine categories and related controls and systems was offset, as anticipated, by production disruptions at Mercury and its OEM engine customers due to the COVID-19 pandemic.

The Propulsion segment net sales decreased $69.9 million, or 7.6 percent in the first half of 2020 versus prior year as a result of the same factors described above.

International sales increased 12 percent on a GAAP basis and 18 percent on a constant currency basis in the second quarter of 2020, from prior year primarily due to increases in Asia-Pacific particularly in higher horsepower engines in commercial applications, partially offset by declines in Europe and Canada, resulting mostly from the impact of production disruptions on OEMs and dealers due to COVID-19. For the first half of 2020, International sales increased 12 percent on a GAAP basis and 16 percent on a constant currency basis from prior year.

Propulsion segment operating earnings for the quarter was $47.7 million, a decrease of 32.8 percent, as benefits from cost reduction activities were more than offset by lower net sales and the unfavorable impact of absorption resulting from production disruptions, as well as the unfavorable impact of changes in tariffs and foreign exchange rates. Operating earnings for the first half of 2020 were $109.0 million, a decrease of 16.7 percent.

Parts & Accessories Segment

The following table sets forth Parts and Accessories (P&A) segment results for the three months and six months ended:

	Three Months Ended		2020 vs. 2019		Six Months Ended		2020 vs. 2019
(in millions)	June 27, 2020	June 29, 2019	$ Change	% Change	June 27, 2020	June 29, 2019	$ Change	% Change
Net sales	$386.5	$410.0	$(23.5)	(5.7)%	$688.1	$723.6	$(35.5)	(4.9)%

Operating Earnings GAAP	$80.1	$88.2	$(8.1)	(9.2)%	$126.3	$136.0	$(9.7)	(7.1)%
Purchase accounting amortization	7.2	7.2	—	—%	14.4	14.4	—	—%
Restructuring, exit and impairment charges	—	0.6	(0.6)	NM	0.3	0.6	(0.3)	(50.0)%
Operating Earnings, as adjusted	$87.3	$96.0	$(8.7)	(9.1)%	$141.0	$151.0	$(10.0)	(6.6)%

Operating margin GAAP	20.7%	21.5%		(80) bpts	18.4%	18.8%		(40) bpts
Operating margin, as adjusted	22.6%	23.4%		(80) bpts	20.5%	20.9%		(40) bpts

NM = not meaningful
bpts = basis points

The P&A segment net sales decreased $23.5 million, or 5.7 percent in the second quarter of 2020 versus the second quarter of 2019, as strong sales growth within the distribution business was offset by lower sales in other businesses. The decrease in sales was impacted by stay-at-home restrictions, which disrupted dealer, retail and OEM operations in many locations in the first half of the quarter. The Advanced Systems Group was more affected by boat builder closures than the rest of the segment as it has a higher percentage of sales to OEM customers than Engine P&A or the distribution business.

The P&A segment net sales decreased $35.5 million, or 4.9 percent, in the first half of 2020 versus prior year as a result of the same factors described above.

International sales were 24 percent of the P&A segment's net sales in the second quarter of 2020 and decreased 15 percent year over year on a GAAP basis. On a constant currency basis, international net sales decreased 11 percent. For the first half of 2020, international sales were 27 percent of the P&A segment's net sales and decreased 12 percent year over year on a GAAP basis and 9 percent on a constant currency basis. The decrease in net sales in the second quarter and first half of 2020 were due to increases in Asia-Pacific, which were offset by declines in most other regions due to the impact of stay-at-home restrictions.

P&A segment operating earnings were $80.1 million, a decrease of 9.2 percent, and $126.3 million, a decrease of 7.1 percent. for the second quarter and first half of 2020, respectively, which were relatively consistent with the revenue decline, partially offset by cost reduction measures.

Boat Segment

The following table sets forth Boat segment results for the three months and six months ended:

	Three Months Ended		2020 vs. 2019		Six Months Ended		2020 vs. 2019
(in millions)	June 27, 2020	June 29, 2019	$ Change	% Change	June 27, 2020	June 29, 2019	$ Change	% Change
Net sales	$249.9	$366.6	$(116.7)	(31.8)%	$541.4	$739.9	$(198.5)	(26.8)%

Operating Earnings GAAP	$2.0	$25.8	$(23.8)	(92.2)%	$7.1	$52.8	$(45.7)	(86.6)%
Restructuring, exit and impairment charges	0.3	2.6	(2.3)	(88.5)%	0.3	4.6	(4.3)	(93.5)%
Acquisition related costs	0.6	1.3	(0.7)	(53.8)%	1.3	1.3	—	—%
Purchase accounting amortization	0.4	0.1	0.3	NM	0.7	0.1	0.6	NM
Sport Yacht & Yachts	—	2.9	(2.9)	NM	—	2.9	(2.9)	NM
Operating Earnings, as adjusted	$3.3	$32.7	(29.4)	(89.9)%	$9.4	$61.7	(52.3)	(84.8)%

Operating margin GAAP	0.8%	7.0%		(620) bpts	1.3%	7.1%		(580) bpts
Operating margin, as adjusted	1.3%	8.9%		(760) bpts	1.7%	8.3%		(660) bpts

NM = not meaningful
bpts = basis points

Boat segment net sales decreased $116.7 million, or 31.8 percent, in the second quarter of 2020 versus 2019, resulting from significantly lower wholesale volume due to the temporary suspension of manufacturing in most plants in April and the associated ramp-up of activities into May. Freedom Boat Club, which is part of Business Acceleration, also had another solid quarter, contributing more than 2 percent of sales in the quarter.

Boat segment net sales decreased $198.5 million, or 26.8 percent, in the first half of 2020, resulting from the same factors described above.

International sales were 27 percent of the segment's net sales in the second quarter of 2020 and decreased 30 percent on a GAAP basis. On a constant currency basis, international sales decreased 28 percent, reflecting declines in Canada and Rest-of-World. International sales were 26 percent of the Boat segment's net sales in the first half of 2020 and decreased 27 percent year over year on a GAAP basis and 25 percent on a constant currency basis reflecting declines in Rest-of-World.

Boat segment operating earnings decreased in both the second quarter and first half of 2020 due to lower net sales along with unfavorable impact of absorption resulting from production disruptions, which were partially offset by benefits from cost reduction measures. The segment remained profitable in the quarter, which is a testament to the footprint reduction, cost containment and efficiency actions taken in recent years.

Corporate/Other

The following table sets forth Corporate/Other results for the three months and six months ended:

	Three Months Ended		2020 vs. 2019		Six Months Ended		2020 vs. 2019
(in millions)	June 27, 2020	June 29, 2019	$ Change	% Change	June 27, 2020	June 29, 2019	$ Change	% Change
Operating loss GAAP	$(22.8)	$(22.3)	$(0.5)	(2.2)%	$(32.2)	$(42.9)	$10.7	24.9%
Restructuring, exit and impairment charges	1.8	2.2	(0.4)	(18.2)%	1.9	3.4	(1.5)	(44.1)%
IT transformation cost	0.6	0.5	0.1	20.0%	1.3	0.5	0.8	NM
Operating loss, as adjusted	$(20.4)	$(19.6)	(0.8)	(4.1)%	$(29.0)	$(39.0)	10.0	25.6%

NM = not meaningful

Corporate operating expenses increased 2.2 percent in the second quarter versus 2019, as a result of several factors which included expenses associated with the Company's non-qualified deferred compensation and long-term incentive arrangements, which were slightly offset by cost reduction measures.

Corporate operating expenses decreased 24.9 percent in the first half of 2020 versus 2019, primarily due to favorable mark-to-market adjustments of deferred compensation arrangements, decreased cost related to IT project spending, and cost reduction measures.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the six months ended:

(in millions)	June 27, 2020	June 29, 2019
Net cash provided by operating activities of continuing operations	$215.7	$147.4
Net cash provided by (used for):
Capital expenditures	(90.7)	(135.2)
Proceeds from the sale of property, plant and equipment	1.6	—
Effect of exchange rate changes	(2.4)	1.4
Total free cash flow from continuing operations (A)	$124.2	$13.6

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

2020 Cash Flow

Net cash provided by operating activities of continuing operations in the first six months of 2020 totaled $215.7 million versus $147.4 million in the comparable period of 2019. This comparison reflected favorable working capital usage, which was partially offset by lower net earnings. Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Condensed Consolidated Balance Sheets, excluding the impact of acquisitions and non-cash adjustments.

During the first six months of 2020, Inventory decreased $146.2 million due to higher net sales in the period and production disruptions due to COVID-19. Accounts and notes receivable increased $129.6 million primarily due to the seasonal changes in net sales. Accounts payable decreased $49.6 million primarily due to timing of payments and lower production levels across all reportable segments due to temporary production suspensions in response to COVID-19. Accrued expenses decreased $6.3 million, primarily driven by the impact of payments of the prior year's variable compensation, which had been accrued as of December 31, 2019.

Net cash used for investing activities of continuing operations was $90.2 million, which included capital expenditures of $90.7 million. The Company's capital spending was focused on investments in new products and expediting existing capital projects given the available free cash flow during the year.

Net cash provided by financing activities was $97.2 million and primarily related to net proceeds from issuances from short-term debt, which exceeded common stock repurchases and cash dividends paid to common shareholders. Refer to Note 15 – Debt in the Notes to Condensed Consolidated Financial Statements for further details on the Company's debt activity during the year.

2019 Cash Flow

In the first six months of 2019, net cash used for operating activities of continuing operations totaled $147.4 million. The primary driver of the cash provided by operating activities was net earnings after adding back non-cash expense items, partially offset by a seasonal increase in working capital. Accounts and notes receivable increased $96.4 million primarily due to seasonal changes in net sales in the Propulsion and P&A segment and timing of collections. Net inventories increased by $27.7 million, primarily driven by lower than anticipated net sales. Accrued expenses decreased $14.6 million, primarily driven by the impact of payments of the prior year's variable compensation, which had been accrued as of December 31, 2018. Accounts payable decreased $13.0 million.

Net cash used for investing activities of continuing operations during the first six months of 2019 totaled $199.8 million, which included capital expenditures of $135.2 million and cash paid for the acquisition of Freedom Boat Club of $64.4 million. The Company's capital spending focused on investments in capacity expansion initiatives as well as new products, mostly in the Propulsion segment. Net cash provided by investing activities of discontinued operations was $481.9 million and mainly related to proceeds from the Fitness separation.

Net cash used for financing activities was $58.5 million, primarily related to common stock repurchases and cash dividends paid to common shareholders, partially offset by net proceeds from issuances of long-term debt.

Liquidity and Capital Resources

The Company views its highly liquid assets as of June 27, 2020, December 31, 2019 and June 29, 2019 as:

(in millions)	June 27, 2020	December 31, 2019	June 29, 2019
Cash and cash equivalents	$541.5	$320.3	$656.1
Short-term investments in marketable securities	0.8	0.8	0.8
Total cash, cash equivalents and marketable securities	$542.3	$321.1	$656.9

The following table sets forth an analysis of total liquidity as of June 27, 2020, December 31, 2019 and June 29, 2019:

(in millions)	June 27, 2020	December 31, 2019	June 29, 2019
Cash, cash equivalents and marketable securities	$542.3	$321.1	$656.9
Amounts available under lending facility (A)	202.9	387.9	396.4
Total liquidity (B)	$745.2	$709.0	$1,053.3

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

Cash, cash equivalents and marketable securities totaled $542.3 million as of June 27, 2020, an increase of $221.2 million from $321.1 million as of December 31, 2019, and a decrease of $114.6 million from $656.9 million as of June 29, 2019. Total debt as of June 27, 2020, December 31, 2019 and June 29, 2019 was $1,285.7 million, $1,109.3 million and $1,280.4 million, respectively. The Company's debt-to-capitalization ratio was 48.5 percent as of June 27, 2020, up from 46.0 percent as of December 31, 2019 and from 45.4 percent as of June 29, 2019.

During the first six months of 2020, borrowings under the Credit Facility totaled $610.0 million, of which $425.0 million were repaid during the period. The Company had $185.0 million of borrowings outstanding as of June 27, 2020, and available borrowing capacity totaled $202.9 million, net of $12.1 million of letters of credit outstanding under the Credit Facility. In addition, during the first six months of 2020, borrowings under the CP Program totaled $175.0 million, all of which were repaid during the first six months of 2020. During the six months ended June 27, 2020, the maximum amount outstanding under the CP Program was $100.0 million. Refer to Note 15 – Debt in the Notes to Condensed Consolidated Financial Statements for further details.

The level of borrowing capacity under the Company's Credit Facility and CP program are limited by both a leverage and interest coverage test. These covenants also pertain to termination provisions included in the Company's wholesale financing joint venture arrangements with Wells Fargo Distribution Finance. Based on the Company's anticipated earnings generation throughout the year, the Company expects to maintain sufficient cushion against the existing debt covenants and will continue to monitor opportunities to increase liquidity.

2020 Cash Flow Outlook and Capital Plan

Net activity in working capital is projected to reflect a usage of cash in 2020 in the range of $0 million to $10 million. Additionally, the Company is planning for capital expenditures in the range of approximately $160 million to $170 million, including investments in critical product programs and digital initiatives that will drive future earnings growth and market share gains, and potentially expediting additional capital projects, assuming economic conditions do not deteriorate. Including these and other factors, the Company plans to generate free cash flow (FCF) in excess of $325 million for 2020.

The Company ended the second quarter of 2020 with $553.1 million of cash on hand, which included FCF generation in the first half of 2020 of $124 million and the remaining $185 million of borrowings under its Credit Facility. The Company's FCF generation during first half of 2020, was approximately $110 million greater than first half of 2019 which relates to a significant decrease in working capital usage driven primarily by decreases in inventory levels. The FCF projection for the remainder of the year assumes favorable seasonal working capital trends and positive earnings. The Company anticipates using $60 million of the FCF generation to repay an additional portion of the 2023 term loan, consistent with the initial plan to start the year. This will result in total debt retirement of $100 million for the year, helping the Company's debt to EBITDA leverage to be approximately 1.5 times on a gross basis by the end of the year.

The Company repurchased $34.1 million of shares in the first half of 2020, specifically in the first quarter of 2020, lowering the total remaining authorization to $200.7 million.

The Company estimated its effective tax rate to be between 21 and 22 percent for the year, with its cash tax rate in the low double digit percentage range.

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

Recent Accounting Pronouncements

Refer to Note 1 – Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements for the recent accounting pronouncements that have been adopted during the six months ended June 27, 2020, or will be adopted in future periods.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations, estimates, and projections about Brunswick’s business and by their nature address matters that are, to different degrees, uncertain. Words such as “may,” “could,” “expect,” "anticipate," "project," "position," “intend,” “target,” “plan,” “seek,” “estimate,” “believe,” “predict,” “outlook,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this Quarterly Report Form 10-Q. These risks include, but are not limited to: the coronavirus (COVID-19) pandemic, including, without limitation, the impact on global economic conditions and capital and financial markets, changes in consumer behavior and demand, the potential unavailability of personnel or key facilities, modifications to our operations, and the potential implementation of regulatory actions, the effect of adverse general economic conditions, including the amount of disposable income consumers have available for discretionary spending, tight consumer credit markets, and the level of consumer confidence on the demand for our products and services; our ability to successfully implement our strategic plan and growth initiatives; our ability to identify, complete, and integrate targeted acquisitions; the risk that unexpected costs will be incurred in connection with these transactions; the possibility that the expected synergies and value creation from these transactions will not be realized or will not be realized within the expected time period; having to record an impairment to the value of goodwill and other assets; changes to U.S. trade policy and tariffs; negative currency trends, including changes in exchange rates; fiscal policy concerns; adequate financing access for dealers and customers and our ability to access capital and credit markets; maintaining effective distribution; adverse economic, credit, and capital market conditions; loss of key customers; attracting and retaining skilled labor, implementing succession plans for key leadership, and executing organizational and leadership changes; inventory reductions by dealers, retailers, or independent boat builders; requirements for us to repurchase inventory; actual or anticipated increases in costs, disruptions of supply, or defects in raw materials, parts, or components we purchase from third parties, including as a result of new tariffs on raw materials, increased demand for shipping carriers, and transportation disruptions; higher energy and fuel costs; our ability to protect our brands and intellectual property; absorbing fixed costs in production; managing our manufacturing footprint; outages, breaches, or other cybersecurity events regarding our technology systems, which could result in lost or stolen information and associated remediation costs; managing our share repurchases; competitive pricing pressures; our ability to develop new and innovative products and services at a competitive price, in legal compliance with existing rules; maintaining product quality and service standards; product liability, warranty, and other claims risks; legal and regulatory compliance, including increased costs, fines, and reputational risks; changes in income tax legislation or enforcement; certain divisive shareholder activist actions; joint ventures that do not operate solely for our benefit; international business risks; and weather and catastrophic event risks.

Additional risk factors are included in the 2019 Form 10-K and in subsequent Quarterly Reports on Form 10-Q. Forward-looking statements speak only as of the date on which they are made, and Brunswick does not undertake any obligation to update them to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

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

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

The Company's operations and financial results are subject to certain risks and uncertainties that could adversely affect the Company’s business, financial condition, results of operations, cash flows, and the trading price of Brunswick’s common stock. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 and in subsequent Quarterly Reports on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has executed share repurchases against authorization approved by the Board of Directors in 2016, 2019, and 2020. In 2020, the Company repurchased approximately $34.1 million of stock under these authorizations and as of June 27, 2020, the remaining authorization was $200.7 million.

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

BRUNSWICK CORPORATION
August 4, 2020	By:	/s/ RANDALL S. ALTMAN
Randall S. Altman
Vice President and Controller*

*Mr. Altman is signing this report both as a duly authorized officer and as the principal accounting officer.