Form 10-Q
period 2020-09-26
BRUNSWICK CORP
filed 2020-11-04
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended September 26, 2020

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
The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of November 2, 2020 was 78,342,606.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 26, 2020

PART I – FINANCIAL INFORMATION		Page

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three months and nine months ended September 26, 2020 and September 28, 2019	3

	Condensed Consolidated Balance Sheets (unaudited) as of September 26, 2020, December 31, 2019 and September 28, 2019	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 26,2020 and September 28,2019	6

	Condensed Consolidated Statements of Shareholders' Equity (unaudited) for the three months and nine months ended September 26, 2020 and September 28, 2019	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	44

PART II – OTHER INFORMATION

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 6.	Exhibits	46

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BRUNSWICK CORPORATION Condensed Consolidated Statements of Comprehensive Income (unaudited)
	Three Months Ended		Nine Months Ended
(in millions, except per share data)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net sales	$1,233.1	$976.6	$3,186.4	$3,190.8
Cost of sales	856.2	699.7	2,309.7	2,306.4
Selling, general and administrative expense	151.3	120.1	381.8	380.0
Research and development expense	31.2	29.7	87.8	91.9
Restructuring, exit and impairment charges	1.8	7.4	4.3	16.0
Operating earnings	192.6	119.7	402.8	396.5
Equity earnings	0.6	1.9	3.5	5.4
Pension settlement (charge) benefit	(0.2)	(294.1)	1.1	(294.1)
Other (expense) income, net	(1.2)	0.1	(2.7)	(1.6)
Earnings (loss) before interest and income taxes	191.8	(172.4)	404.7	106.2
Interest expense	(16.4)	(18.8)	(52.0)	(59.4)
Interest income	0.3	1.6	0.9	2.4
Earnings (loss) before income taxes	175.7	(189.6)	353.6	49.2
Income tax provision	38.9	43.3	74.9	93.8
Net earnings (loss) from continuing operations	136.8	(232.9)	278.7	(44.6)

Discontinued operations:
Earnings (loss) from discontinued operations, net of tax	1.5	(2.9)	0.4	(108.5)
Loss on disposal of discontinued operations, net of tax	(0.4)	(3.5)	(1.5)	(45.0)
Net earnings (loss) from discontinued operations, net of tax	1.1	(6.4)	(1.1)	(153.5)
Net earnings (loss)	$137.9	$(239.3)	$277.6	$(198.1)

Earnings (loss) per common share:
Basic
Earnings (loss) from continuing operations	$1.72	$(2.74)	$3.51	$(0.52)
Earnings (loss) from discontinued operations	0.02	(0.08)	(0.02)	(1.77)
Net earnings (loss)	$1.74	$(2.82)	$3.49	$(2.29)

Diluted
Earnings (loss) from continuing operations	$1.71	$(2.74)	$3.49	$(0.52)
Earnings (loss) from discontinued operations	0.02	(0.08)	(0.02)	(1.77)
Net earnings (loss)	$1.73	$(2.82)	$3.47	$(2.29)

Weighted average shares used for computation of:
Basic earnings (loss) per common share	79.4	85.0	79.4	86.5
Diluted earnings (loss) per common share	79.8	85.0	79.9	86.5

Comprehensive income	$146.6	$53.9	$279.1	$111.7

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Balance Sheets (unaudited)
(in millions)	September 26, 2020	December 31, 2019	September 28, 2019
Assets
Current assets
Cash and cash equivalents, at cost, which approximates fair value	$650.4	$320.3	$366.2
Restricted cash	9.1	11.6	11.6
Short-term investments in marketable securities	0.8	0.8	0.8
Total cash and short-term investments in marketable securities	660.3	332.7	378.6
Accounts and notes receivable, less allowances of $11.1, $8.5 and $8.4	398.8	331.8	414.7
Inventories
Finished goods	347.6	554.3	532.3
Work-in-process	91.6	101.3	102.4
Raw materials	150.2	168.9	175.5
Net inventories	589.4	824.5	810.2
Prepaid expenses and other	32.7	36.8	90.1
Current assets	1,681.2	1,525.8	1,693.6

Property
Land	17.6	17.8	17.8
Buildings and improvements	426.4	415.4	403.9
Equipment	1,141.4	1,090.1	1,061.7
Total land, buildings and improvements and equipment	1,585.4	1,523.3	1,483.4
Accumulated depreciation	(912.9)	(863.8)	(849.4)
Net land, buildings and improvements and equipment	672.5	659.5	634.0
Unamortized product tooling costs	146.6	136.9	129.7
Net property	819.1	796.4	763.7

Other assets
Goodwill	416.3	415.0	414.0
Other intangibles, net	559.6	583.5	591.0
Operating lease assets	82.0	83.2	82.4
Deferred income tax asset	93.7	118.7	67.4
Equity investments	25.5	29.5	27.8
Other long-term assets	13.4	12.3	14.5
Other assets	1,190.5	1,242.2	1,197.1

Total assets	$3,690.8	$3,564.4	$3,654.4

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Balance Sheets (unaudited)
(in millions)	September 26, 2020	December 31, 2019	September 28, 2019
Liabilities and shareholders’ equity
Current liabilities
Short-term debt and current maturities of long-term debt	$48.4	$41.3	$48.5
Accounts payable	392.9	393.5	347.6
Accrued expenses	508.3	509.6	507.9
Current liabilities	949.6	944.4	904.0

Long-term liabilities
Debt	1,013.2	1,068.0	1,083.0
Operating lease liabilities	69.3	70.1	69.7
Postretirement benefits	71.9	73.6	68.1
Other	128.6	107.4	111.4
Long-term liabilities	1,283.0	1,319.1	1,332.2

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares; outstanding: 78,421,000, 79,569,000 and 82,406,000 shares	76.9	76.9	76.9
Additional paid-in capital	377.0	369.2	367.3
Retained earnings	2,151.7	1,931.3	1,883.5
Treasury stock, at cost: 24,117,000, 22,969,000 and 20,132,000 shares	(1,095.5)	(1,023.1)	(856.2)
Accumulated other comprehensive loss	(51.9)	(53.4)	(53.3)
Shareholders’ equity	1,458.2	1,300.9	1,418.2

Total liabilities and shareholders’ equity	$3,690.8	$3,564.4	$3,654.4

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Statements of Cash Flows (unaudited)
	Nine Months Ended
(in millions)	September 26, 2020	September 28, 2019
Cash flows from operating activities
Earnings (loss)	$277.6	$(198.1)
Less: net loss from discontinued operations, net of tax	(1.1)	(153.5)
Net earnings (loss) from continuing operations, net of tax	278.7	(44.6)
Stock compensation expense	19.6	12.2
Depreciation and amortization	110.5	101.5
Pension expense, net of (funding)	(2.8)	291.6
Asset impairment charges	0.7	2.9
Deferred income taxes	26.5	(12.1)
Changes in certain current assets and current liabilities	166.0	(197.2)
Extended warranty contracts and other deferred revenue	10.9	8.6
Income taxes	8.8	87.2
Other, net	18.5	4.1
Net cash provided by operating activities of continuing operations	637.4	254.2
Net cash provided by (used for) operating activities of discontinued operations	3.5	(37.9)
Net cash provided by operating activities	640.9	216.3

Cash flows from investing activities
Capital expenditures	(120.6)	(178.4)
Investments	2.5	4.7
Acquisition of businesses, net of cash acquired	—	(64.1)
Proceeds from the sale of property, plant and equipment	2.0	6.4
Net cash used for investing activities of continuing operations	(116.1)	(231.4)
Net cash (used for) provided by investing activities of discontinued operations	(7.5)	481.9
Net cash (used for) provided by investing activities	(123.6)	250.5

Cash flows from financing activities
Proceeds from issuances of short-term debt	610.0	655.0
Payments of short-term debt	(610.0)	(655.0)
Net proceeds from issuances of long-term debt	—	223.4
Payments of long-term debt including current maturities	(48.4)	(318.3)
Common stock repurchases	(79.1)	(231.1)
Cash dividends paid	(57.2)	(54.1)
Proceeds from share-based compensation activity	1.1	0.9
Tax withholding associated with shares issued for share-based compensation	(7.3)	(9.8)
Other, net	—	(0.2)
Net cash used for financing activities	(190.9)	(389.2)

Effect of exchange rate changes	1.2	(3.2)
Net increase in Cash and cash equivalents and Restricted cash	327.6	74.4
Cash and cash equivalents and Restricted cash at beginning of period	331.9	303.4

Cash and cash equivalents and Restricted cash at end of period	659.5	377.8
Less: Restricted cash	9.1	11.6
Cash and cash equivalents at end of period	$650.4	$366.2

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Statements of Shareholders' Equity (unaudited)
(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2019	$76.9	$369.2	$1,931.3	$(1,023.1)	$(53.4)	$1,300.9
Net earnings	—	—	69.0	—	—	69.0
Other comprehensive loss	—	—	—	—	(7.9)	(7.9)
Dividends ($0.24 per common share)	—	—	(19.2)	—	—	(19.2)
Compensation plans and other	—	(10.4)	—	5.4	—	(5.0)
Common stock repurchases	—	—	—	(34.1)	—	(34.1)
Balance at March 28, 2020	76.9	358.8	1,981.1	(1,051.8)	(61.3)	1,303.7
Net earnings	—	—	70.7	—	—	70.7
Other comprehensive income	—	—	—	—	0.7	0.7
Dividends ($0.24 per common share)	—	—	(19.0)	—	—	(19.0)
Compensation plans and other	—	7.7	—	0.6	—	8.3
Balance at June 27, 2020	76.9	366.5	2,032.8	(1,051.2)	(60.6)	1,364.4
Net earnings	—	—	137.9	—	—	137.9
Other comprehensive income	—	—	—	—	8.7	8.7
Dividends ($0.24 per common share)	—	—	(19.0)	—	—	(19.0)
Compensation plans and other	—	10.5	—	0.7	—	11.2
Common stock repurchases	—	—	—	(45.0)	—	(45.0)
Balance at September 26, 2020	$76.9	$377.0	$2,151.7	$(1,095.5)	$(51.9)	$1,458.2

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2018	$76.9	$371.1	$2,135.7	$(638.0)	$(363.1)	$1,582.6
Net loss	—	—	(36.3)	—	—	(36.3)
Other comprehensive income	—	—	—	—	1.0	1.0
Dividends ($0.21 per common share)	—	—	(18.3)	—	—	(18.3)
Compensation plans and other	—	(11.2)	—	9.1	—	(2.1)
Balance at March 30, 2019	76.9	359.9	2,081.1	(628.9)	(362.1)	1,526.9
Net earnings	—	—	77.5	—	—	77.5
Other comprehensive income	—	—	—	—	15.6	15.6
Dividends ($0.21 per common share)	—	—	(18.1)	—	—	(18.1)
Compensation plans and other	—	3.1	—	2.1	—	5.2
Common stock repurchases	—	—	—	(69.8)	—	(69.8)
Balance at June 29, 2019	76.9	363.0	2,140.5	(696.6)	(346.5)	1,537.3
Net loss	—	—	(239.3)	—	—	(239.3)
Other comprehensive income	—	—	—	—	293.2	293.2
Dividends ($0.21 per common share)	—	—	(17.7)	—	—	(17.7)
Compensation plans and other	—	4.3	—	1.7	—	6.0
Common stock repurchases	—	—	—	(161.3)	—	(161.3)
Balance at September 28, 2019	$76.9	$367.3	$1,883.5	$(856.2)	$(53.3)	$1,418.2

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

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Saturday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The third quarter of fiscal year 2020 ended on September 26, 2020 and the third quarter of fiscal year 2019 ended on September 28, 2019.

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

	Three Months Ended
	September 26, 2020
(in millions)	Propulsion	Parts & Accessories	Boat	Total
Geographic Markets
United States	$355.2	$336.7	$264.3	$956.2
Europe	56.0	51.2	25.5	132.7
Asia-Pacific	67.9	31.4	7.4	106.7
Canada	19.7	30.2	22.9	72.8
Rest-of-World	27.7	10.4	8.0	46.1
Segment Eliminations	(73.4)	(8.0)	—	(81.4)
Total	$453.1	$451.9	$328.1	$1,233.1

Major Product Lines
Outboard Engines	$410.3	$—	$—	$410.3
Controls, Rigging, and Propellers	76.9	—	—	76.9
Sterndrive Engines	39.3	—	—	39.3
Distribution Parts and Accessories	—	205.0	—	205.0
Advanced Systems Group	—	113.1	—	113.1
Engine Parts and Accessories	—	141.8	—	141.8
Aluminum Freshwater Boats	—	—	124.5	124.5
Recreational Fiberglass Boats	—	—	111.0	111.0
Saltwater Fishing Boats	—	—	82.6	82.6
Business Acceleration	—	—	11.2	11.2
Boat Eliminations/Other	—	—	(1.2)	(1.2)
Segment Eliminations	(73.4)	(8.0)	—	(81.4)
Total	$453.1	$451.9	$328.1	$1,233.1

Notes to Condensed Consolidated Financial Statements
(unaudited)

	Nine Months Ended
	September 26, 2020
(in millions)	Propulsion	Parts & Accessories	Boat	Total
Geographic Markets
United States	$871.0	$841.4	$663.0	$2,375.4
Europe	195.4	135.9	95.9	427.2
Asia-Pacific	183.7	80.7	16.2	280.6
Canada	47.2	63.4	78.4	189.0
Rest-of-World	73.2	26.6	16.0	115.8
Segment Eliminations	(182.3)	(19.3)	—	(201.6)
Total	$1,188.2	$1,128.7	$869.5	$3,186.4

Major Product Lines
Outboard Engines	$1,078.4	$—	$—	$1,078.4
Controls, Rigging, and Propellers	187.6	—	—	187.6
Sterndrive Engines	104.5	—	—	104.5
Distribution Parts and Accessories	—	517.0	—	517.0
Advanced Systems Group	—	303.0	—	303.0
Engine Parts and Accessories	—	328.0	—	328.0
Aluminum Freshwater Boats	—	—	339.2	339.2
Recreational Fiberglass Boats	—	—	302.4	302.4
Saltwater Fishing Boats	—	—	201.4	201.4
Business Acceleration	—	—	29.5	29.5
Boat Eliminations/Other	—	—	(3.0)	(3.0)
Segment Eliminations	(182.3)	(19.3)	—	(201.6)
Total	$1,188.2	$1,128.7	$869.5	$3,186.4

Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended
	September 28, 2019
(in millions)	Propulsion	Parts & Accessories	Boat	Total
Geographic Markets
United States	$273.8	$267.8	$216.9	$758.5
Europe	45.0	44.2	20.8	110.0
Asia-Pacific	35.3	26.2	9.6	71.1
Canada	18.0	26.7	24.9	69.6
Rest-of-World	24.8	8.1	5.2	38.1
Segment Eliminations	(63.8)	(6.9)	—	(70.7)
Total	$333.1	$366.1	$277.4	$976.6

Major Product Lines
Outboard Engines	$305.3	$—	$—	$305.3
Controls, Rigging, and Propellers	55.8	—	—	55.8
Sterndrive Engines	35.8	—	—	35.8
Distribution Parts and Accessories	—	156.8	—	156.8
Advanced Systems Group	—	97.8	—	97.8
Engine Parts and Accessories	—	118.4	—	118.4
Aluminum Freshwater Boats	—	—	105.2	105.2
Recreational Fiberglass Boats	—	—	97.0	97.0
Saltwater Fishing Boats	—	—	66.9	66.9
Business Acceleration	—	—	8.8	8.8
Boat Eliminations/Other	—	—	(0.5)	(0.5)
Segment Eliminations	(63.8)	(6.9)	—	(70.7)
Total	$333.1	$366.1	$277.4	$976.6

Notes to Condensed Consolidated Financial Statements
(unaudited)

	Nine Months Ended
	September 28, 2019
(in millions)	Propulsion	Parts & Accessories	Boat	Total
Geographic Markets
United States	$893.5	$783.0	$762.0	$2,438.5
Europe	193.2	140.9	92.1	426.2
Asia-Pacific	100.2	74.8	21.4	196.4
Canada	49.1	66.4	122.3	237.8
Rest-of-World	74.8	31.5	19.5	125.8
Segment Eliminations	(210.7)	(23.2)	—	(233.9)
Total	$1,100.1	$1,073.4	$1,017.3	$3,190.8

Major Product Lines
Outboard Engines	$1,011.5	$—	$—	$1,011.5
Controls, Rigging, and Propellers	166.8	—	—	166.8
Sterndrive Engines	132.5	—	—	132.5
Distribution Parts and Accessories	—	455.6	—	455.6
Advanced Systems Group	—	322.6	—	322.6
Engine Parts and Accessories	—	318.4	—	318.4
Aluminum Freshwater Boats	—	—	432.2	432.2
Recreational Fiberglass Boats	—	—	331.5	331.5
Saltwater Fishing Boats	—	—	239.7	239.7
Business Acceleration	—	—	15.4	15.4
Boat Eliminations/Other	—	—	(1.5)	(1.5)
Segment Eliminations	(210.7)	(23.2)	—	(233.9)
Total	$1,100.1	$1,073.4	$1,017.3	$3,190.8

As of January 1, 2020, $96.2 million of contract liabilities associated with extended warranties and customer deposits were reported in Accrued expenses and Other Long-term liabilities, of which $7.4 million and $28.2 million were recognized as revenue during the three and nine months ended September 26, 2020. As of September 26, 2020, total contract liabilities were $113.5 million. The total amount of the transaction price allocated to unsatisfied performance obligations as of September 26, 2020 was $106.5 million for contracts greater than one year, which primarily relates to extended warranties. The Company expects to recognize approximately $10.8 million of this amount in 2020, $28.6 million in 2021, and $67.1 million thereafter.

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

The sale of the Fitness business resulted in net proceeds of $466.2 million and an after-tax loss of $45.4 million. During the third quarter of 2020, the Company made a payment of $3.3 million, including a $7.5 million final working capital settlement as well as $1.2 million of retained liabilities partially offset by a $5.4 million cash true-up. In connection with the sale of its Fitness business, the Company retained assets of $26.4 million primarily related to VAT receivables, and retained liabilities of $45.1 million primarily related to VAT payables, product warranty liabilities and certain employee benefits. As of September 26, 2020, retained assets and liabilities were $9.6 million and $22.8 million, respectively.

Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table discloses the results of operations of the business reported as discontinued operations for the three months and nine months ended September 26, 2020 and September 28, 2019, respectively:

	Three Months Ended		Nine Months Ended
(in millions)	Sep 26, 2020	Sep 28, 2019	Sep 26, 2020	Sep 28, 2019
Net sales	$—	$—	$—	$448.3
Cost of sales	—	—	—	334.6
Selling, general and administrative expense (A)	(2.1)	3.2	(0.7)	112.3
Research and development expense	—	—	—	12.3
Restructuring, exit and impairment charges (B)	—	—	—	138.3
Earnings (loss) from discontinued operations before income taxes (A) (B)	$2.1	$(3.2)	$0.7	$(149.2)
Income tax provision (benefit)	0.6	(0.3)	0.3	(40.7)
Earnings (loss) from discontinued operations, net of tax (A) (B)	1.5	(2.9)	0.4	(108.5)
Loss on disposal of discontinued operations, net of tax (C)	(0.4)	(3.5)	(1.5)	(45.0)
Net earnings (loss) from discontinued operations, net of tax	$1.1	$(6.4)	$(1.1)	$(153.5)

(A) The Company recorded $2.1 million and $0.7 million for the three and nine months ended September 26, 2020, respectively, primarily resulting from adjustments of certain retained liabilities. The Company recorded $2.5 million and $13.4 million for the three and nine months ended September 28, 2019, respectively, of net costs incurred in connection with the sale of the Fitness business.
(B) In the first quarter of 2019, the Company re-evaluated the fair value of the Fitness reporting unit and determined the fair value of the business was less than its carrying value. As a result, the Company recorded a $137.2 million ($103.0 million after tax) goodwill impairment charge for the nine months ended September 28, 2019.
(C) Loss on disposal of discontinued operations, net of tax, for the three months ended September 26, 2020 includes a pre-tax loss of $0.5 million and a tax benefit of $0.1 million. Loss on disposal of discontinued operations, net of tax, for the nine months ended September 26, 2020 includes a pre-tax loss of $2.0 million and a tax benefit of $0.5 million. Loss on disposal of discontinued operations, net of tax, for the three months ended September 28, 2019 includes a pre-tax loss of $4.7 million and a tax benefit of $1.2 million. Loss on disposal of discontinued operations, net of tax, for the nine months ended September 28, 2019 includes a pre-tax loss of $52.4 million and a tax benefit of $7.4 million.

Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 4 – Restructuring, Exit and Impairment Activities

During 2020, the Company recorded restructuring charges within the Boat segment related to the consolidation of its Greenville manufacturing location in order to streamline the overall cost structure.

During 2019, the Company recorded restructuring charges within the Boat segment related to consolidating its commercial and government products operations in order to rationalize its product line to better align with customer demand. In addition, the Company announced headcount reductions aimed at streamlining the cost structure of its enterprise-wide general and administrative functions. The Company recorded restructuring, exit and impairment charges in the Condensed Consolidated Statements of Comprehensive Income as a result of these activities in 2019 and 2020.

The following table is a summary of the expense associated with restructuring, exit and impairment activities discussed above, for the three months ended September 26, 2020 and September 28, 2019:

	September 26, 2020				September 28, 2019
(in millions)	Parts & Accessories	Boat	Corporate	Total	Parts & Accessories	Boat	Corporate	Total
Restructuring and exit activities:
Employee termination and other benefits	$0.5	$0.4	$0.1	$1.0	$3.5	$2.5	$0.1	$6.1
Professional fees	—	—	0.0	0.0	—	0.8	0.4	1.2
Other	—	0.4	—	0.4	—	0.1	—	0.1
Definite-lived and other asset impairments	—	0.4	—	0.4	—	—	—	—
Total restructuring, exit and impairment charges	$0.5	$1.2	$0.1	$1.8	$3.5	$3.4	$0.5	$7.4

Total cash payments for restructuring, exit and impairment charges (A)	$0.5	$1.3	$0.5	$2.3	$1.7	$2.9	$1.4	$6.0
Accrued charges at end of the period (B)	$0.6	$2.0	$1.7	$4.3	$2.4	$9.4	$3.2	$15.0

(A) Cash payments for the three months ended September 26, 2020 and September 28, 2019 may include payments related to prior period charges.
(B) Restructuring, exit and impairment charges accrued as of September 26, 2020 are expected to be paid primarily during 2020.

Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table is a summary of the expense associated with the restructuring, exit and impairment activities discussed above for the nine months ended September 26, 2020 and September 28, 2019:

	September 26, 2020				September 28, 2019
(in millions)	Parts & Accessories	Boat	Corporate	Total	Parts & Accessories	Boat	Corporate	Total
Restructuring and exit activities:
Employee termination and other benefits	$0.8	$0.6	$1.9	$3.3	$4.1	$3.1	$2.4	$9.6
Current asset write-downs	—	—	—	—	—	0.4	—	0.4
Professional fees	—	—	0.1	0.1	—	1.1	1.5	2.6
Other	—	0.4	—	0.4	—	0.5	—	0.5
Definite-lived and other asset impairments	—	0.5	—	0.5	—	2.9	—	2.9
Total restructuring, exit and impairment charges	$0.8	$1.5	$2.0	$4.3	$4.1	$8.0	$3.9	$16.0

Total cash payments for restructuring, exit and impairment charges (A)	$1.5	$5.1	$1.8	$8.4	$1.7	$10.6	$1.7	$14.0
Accrued charges at end of the period (B)	$0.6	$2.0	$1.7	$4.3	$2.4	$9.4	$3.2	$15.0

(A) Cash payments for the nine months ended September 26, 2020 and September 28, 2019 may include payments related to prior period charges.
(B) Restructuring, exit and impairment charges accrued as of September 26, 2020 are expected to be paid primarily during 2020.

Note 5 – Acquisitions

2019 Acquisitions

On May 21, 2019, the Company acquired 100 percent of Freedom Boat Club, a leading boat club operator based in Florida. The acquisition expands the Company's presence and scale within the emerging and fast-growing boat club market, providing its members access to a fleet of boats. Freedom Boat Club is included as part of the Company's Boat segment.

The net cash consideration the Company paid to acquire Freedom Boat Club was $64.1 million. The final opening balance sheet included $29.2 million of identifiable intangible assets, including customer relationships, franchise agreements and trade names for $11.1 million, $4.9 million and $13.2 million, respectively, along with $27.3 million of goodwill, most of which is deductible for tax purposes. Included in the goodwill amount is $0.9 million of purchase accounting adjustments, primarily related to deferred taxes recorded in the nine months ended September 26, 2020. The amount assigned to Freedom Boat Club's customer relationships and franchise agreements will be amortized over their estimated useful lives of approximately 10 years and 15 years, respectively. Refer to Note 5 in the Notes to Consolidated Financial Statements in the 2019 Form 10-K for further information.

Note 6 – Financial Instruments

The Company operates globally with manufacturing and sales facilities around the world. Due to the Company’s global operations, the Company engages in activities involving both financial and market risks. The Company uses normal operating and financing activities, along with derivative financial instruments, to minimize these risks. Refer to Note 14 in the Notes to Consolidated Financial Statements in the 2019 Form 10-K for further details regarding the Company's financial instruments and hedging policies.

Commodity Price. The Company uses commodity swaps to hedge anticipated purchases of aluminum. As of September 26, 2020, the notional value of commodity swap contracts outstanding was $5.2 million, with the contracts maturing through 2021. The Company had no outstanding commodity swap contracts at December 31, 2019 and September 28, 2019. The amount of

Notes to Condensed Consolidated Financial Statements
(unaudited)
gain or loss associated with the change in fair value of these instruments is deferred in Accumulated other comprehensive loss and recognized in Cost of sales in the same period or periods during which the hedged transaction affects earnings. As of September 26, 2020, the Company estimates that during the next 12 months it will reclassify nominal net losses (based on current prices) from Accumulated other comprehensive loss to Cost of sales.

Foreign Currency Derivatives. Forward exchange contracts outstanding at September 26, 2020, December 31, 2019 and September 28, 2019 had notional contract values of $293.3 million, $332.5 million and $309.8 million, respectively. The notional contract values of option contracts outstanding totaled $10.4 million at September 26, 2020 and $17.8 million as of December 31, 2019 and September 28, 2019, respectively. The forward contracts outstanding at September 26, 2020 mature through 2022 and mainly relate to the Euro, Australian dollar, Canadian dollar and Japanese yen. As of September 26, 2020, the Company estimates that during the next 12 months, it will reclassify approximately $1.5 million of net losses (based on current rates) from Accumulated other comprehensive loss to Cost of sales.

Interest Rate Derivatives. The Company previously entered into fixed-to-floating interest rate swaps to convert a portion of its long-term debt from fixed to floating rate debt. In the second half of 2019, the Company settled its fixed-to-floating interest rate swaps, resulting in a net deferred gain of $2.5 million included within Debt. The Company will reclassify $0.7 million of net deferred gains from Debt to Interest expense during the next 12 months. As a result of the settlement, there are no outstanding interest rate swaps as of September 26, 2020 or December 31, 2019. As of September 28, 2019, the outstanding swaps had a total notional contract value of $50.0 million corresponding to the Company's 7.375 percent Debentures due 2023. These instruments have been designated as fair value hedges, with the fair value recorded in long-term debt.

As of September 26, 2020, December 31, 2019 and September 28, 2019, the Company had $1.5 million, $2.0 million and $2.1 million, respectively, of net deferred losses associated with all settled forward-starting interest rate swaps, which were designated as cash flow hedges with gains and losses included in Accumulated other comprehensive loss. As of September 26, 2020, the Company estimates that during the next 12 months, it will reclassify $0.6 million net losses resulting from settled forward-starting interest rate swaps from Accumulated other comprehensive loss to Interest expense.

As of September 26, 2020, December 31, 2019 and September 28, 2019, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets				Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value			Balance Sheet Location	Fair Value
		Sep 26, 2020	Dec 31, 2019	Sep 28, 2019		Sep 26, 2020	Dec 31, 2019	Sep 28, 2019
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid expenses and other	$2.1	$4.1	$9.0	Accrued expenses	$3.2	$2.3	$1.3
Commodity contracts	Prepaid expenses and other	0.0	—	—	Accrued expenses	0.1	—	—
Total		$2.1	$4.1	$9.0		$3.3	$2.3	$1.3

Derivatives Designated as Fair Value Hedges
Interest rate contracts	Other long-term assets	$—	$—	$2.2	Other long-term liabilities	$—	$—	$—
Total		$—	$—	$2.2		$—	$—	$—

Other Hedging Activity
Foreign exchange contracts	Prepaid expenses and other	$0.5	$0.1	$0.5	Accrued expenses	$0.4	$0.9	$0.5

Notes to Condensed Consolidated Financial Statements
(unaudited)
    The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended September 26, 2020 and September 28, 2019 was:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss				Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings
	Three Months Ended		Nine Months Ended			Three Months Ended		Nine Months Ended
	Sep 26, 2020	Sep 28, 2019	Sep 26, 2020	Sep 28, 2019		Sep 26, 2020	Sep 28, 2019	Sep 26, 2020	Sep 28, 2019
Interest rate contracts	$—	$—	$—	$—	Interest expense	$(0.1)	$(0.1)	$(0.4)	$(0.4)
Foreign exchange contracts	(3.0)	7.8	3.6	8.8	Cost of sales	1.4	2.6	8.1	8.0
Commodity contracts	0.0	—	(0.1)	—	Cost of sales	0.0	—	(0.0)	—
Total	$(3.0)	$7.8	$3.5	$8.8		$1.3	$2.5	$7.7	$7.6

Derivatives Designated as Fair Value Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
		Three Months Ended		Nine Months Ended
		Sep 26, 2020	Sep 28, 2019	Sep 26, 2020	Sep 28, 2019
Interest rate contracts	Interest expense	$0.2	$0.3	$0.5	$0.1

Other Hedging Activity	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
		Three Months Ended		Nine Months Ended
		Sep 26, 2020	Sep 28, 2019	Sep 26, 2020	Sep 28, 2019
Foreign exchange contracts	Cost of sales	$(0.5)	$3.2	$2.9	$3.9
Foreign exchange contracts	Other expense, net	(0.1)	(1.3)	1.1	(0.7)
Total		$(0.6)	$1.9	$4.0	$3.2

Fair Value of Other Financial Instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents and accounts and notes receivable, approximate their fair values because of the short maturity of these instruments. At September 26, 2020, December 31, 2019 and September 28, 2019, the fair value of the Company’s long-term debt, including short-term debt and current maturities, was approximately $1,192.4 million, $1,214.6 million and $1,233.9 million, respectively, and was determined using Level 1 and Level 2 inputs described in Note 7 in the Notes to Consolidated Financial Statements in the 2019 Form 10-K. The carrying value of long-term debt, including short-term debt and current maturities, was $1,082.9 million, $1,131.6 million and $1,151.8 million as of September 26, 2020, December 31, 2019 and September 28, 2019, respectively.

Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 7 – Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 26, 2020:

(in millions)	Level 1	Level 2	Total
Assets:
Cash equivalents	$0.3	$—	$0.3
Short-term investments in marketable securities	0.8	—	0.8
Restricted cash	9.1	—	9.1
Derivatives	—	2.6	2.6
Total assets	$10.2	$2.6	$12.8

Liabilities:
Derivatives	$—	$3.7	$3.7
Deferred compensation	0.8	16.5	17.3
Total liabilities at fair value	$0.8	$20.2	$21.0
Liabilities measured at net asset value			10.1
Total liabilities			$31.1

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019:

(in millions)	Level 1	Level 2	Total
Assets:
Cash equivalents	$0.3	$—	$0.3
Short-term investments in marketable securities	0.8	—	0.8
Restricted cash	11.6	—	11.6
Derivatives	—	4.2	4.2
Total assets	$12.7	$4.2	$16.9

Liabilities:
Derivatives	$—	$3.2	$3.2
Deferred compensation	1.2	18.8	20.0
Total liabilities at fair value	$1.2	$22.0	$23.2
Liabilities measured at net asset value			8.5
Total liabilities			$31.7

Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 28, 2019:

(in millions)	Level 1	Level 2	Total
Assets:
Cash equivalents	$0.2	$—	$0.2
Short-term investments in marketable securities	0.8	—	0.8
Restricted cash	11.6	—	11.6
Derivatives	—	11.7	11.7
Total assets	$12.6	$11.7	$24.3

Liabilities:
Derivatives	$—	$1.8	$1.8
Deferred compensation	1.1	20.6	21.7
Total liabilities at fair value	$1.1	$22.4	$23.5
Liabilities measured at net asset value			10.3
Total liabilities			$33.8

In addition to the items shown in the tables above, refer to Note 7 in the Notes to Consolidated Financial Statements in the 2019 Form 10-K for further information regarding the fair value measurements associated with the Company’s postretirement benefit plans.

Note 8 – Share-Based Compensation

Under the Brunswick Corporation 2014 Stock Incentive Plan, the Company may grant stock appreciation rights (SARs), non-vested stock units and awards and performance awards to executives, other employees and non-employee directors from treasury shares and from authorized, but unissued, shares of common stock initially available for grant, in addition to: (i) the forfeiture of past stock units and awards; (ii) shares not issued upon the net settlement of SARs; or (iii) shares delivered to or withheld by the Company to pay the withholding taxes related to stock units and awards. As of September 26, 2020, 4.9 million shares remained available for grant.

Share grant amounts, fair values, and fair value assumptions reflect all outstanding stock units and awards for both continuing and discontinued operations.

Non-Vested Stock Units

The Company grants both stock-settled and cash-settled non-vested stock units to key employees as determined by management and the Human Resources and Compensation Committee of the Board of Directors. The Company granted nominal stock units during the three months ended September 26, 2020 and September 28, 2019. The Company granted 0.3 million and 0.4 million of stock units during the nine months ended September 26, 2020 and September 28, 2019, respectively. The Company recognizes the cost of non-vested stock units on a straight-line basis over the requisite vesting period. Additionally, cash-settled non-vested stock units are recorded as a liability on the balance sheet and adjusted to fair value each reporting period through stock compensation expense. During the three months and nine months ended September 26, 2020, the Company charged $3.0 million and $9.4 million, respectively, and charged $3.5 million and $7.2 million during the three months and nine months ended September 28, 2019, respectively to compensation expense for non-vested stock units.

As of September 26, 2020, there was $13.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. The Company expects this cost to be recognized over a weighted average period of 1.4 years.

Performance Awards

In both February of 2020 and 2019, the Company granted 0.1 million performance shares to certain senior executives. Performance share awards are based on three performance measures: a cash flow return on investment (CFROI) measure, an operating margin (OM) measure and a total shareholder return (TSR) modifier. Performance shares are earned based on a three-

Notes to Condensed Consolidated Financial Statements
(unaudited)
year performance period commencing at the beginning of the calendar year of each grant. The performance shares earned are then subject to a TSR modifier based on the Company's stock returns measured against stock returns of a predefined comparator group over a three-year performance period. Additionally, in February 2020 and 2019, the Company granted 26,750 and 24,605 performance shares, respectively, to certain officers and certain senior managers based on the respective measures and performance periods described above but excluding the TSR modifier. During the three months and nine months ended September 26, 2020, the Company recognized a charge of $7.8 million and $10.2 million, respectively, and charged $1.7 million and $5.0 million for the three months and nine months ended September 28, 2019, respectively, to compensation expense based on projections of probable attainment of the performance measures and the projected TSR modifier used to determine the performance awards.

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

As of September 26, 2020, the Company had $6.4 million of total unrecognized compensation cost related to performance awards. The Company expects this cost to be recognized over a weighted average period of 1.0 years.

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

Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 9 – Commitments and Contingencies
Product Warranties

The following activity related to product warranty liabilities was recorded in Accrued expenses during the nine months ended September 26, 2020 and September 28, 2019:

(in millions)	September 26, 2020	September 28, 2019
Balance at beginning of period	$117.6	$116.8
Payments - Recurring	(37.6)	(43.6)
Payments - Sport Yacht and Yachts and Fitness businesses	(4.4)	(10.2)
Provisions/additions for contracts issued/sold	41.2	44.7
Aggregate changes for preexisting warranties	(2.0)	2.3
Foreign currency translation	(0.1)	(0.4)
Other (A)	(1.8)	7.0
Balance at end of period	$112.9	$116.6

(A) The Company retained a $7.1 million warranty liability from the sale of its Fitness business in 2019. The warranty liability pertains to product field campaigns for certain Cybex products designed prior to the Cybex acquisition. The Company recorded $(1.8) million of true ups as of September 26, 2020.

Extended Product Warranties

The following activity related to deferred revenue for extended product warranty contracts was recorded in Accrued expenses and Other long-term liabilities during the nine months ended September 26, 2020 and September 28, 2019:

(in millions)	September 26, 2020	September 28, 2019
Balance at beginning of period	$75.3	$66.4
Extended warranty contracts sold	23.7	20.4
Revenue recognized on existing extended warranty contracts	(12.5)	(11.1)
Foreign currency translation	(0.1)	0.1
Other	(0.2)	(0.3)
Balance at end of period	$86.2	$75.5

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
Changes in the Company's goodwill during the nine months ended September 26, 2020, by segment, are summarized below:

(in millions)	December 31, 2019	Acquisitions	Adjustments	September 26, 2020
Propulsion (A)	$14.5	$—	$0.0	$14.5
Parts and Accessories (A)	371.9	—	0.0	371.9
Boat	28.6	—	1.3	29.9
Total	$415.0	$—	$1.3	$416.3
(A) In the 2019 Form 10-K, goodwill for Propulsion and Parts and Accessories were presented within the Marine Engine segment.

Notes to Condensed Consolidated Financial Statements
(unaudited)
Changes in the Company's goodwill during the nine months ended September 28, 2019, by segment, are summarized below:

(in millions)	December 31, 2018	Acquisitions	Adjustments	September 28, 2019
Propulsion (A)	$14.6	$—	$(0.5)	$14.1
Parts and Accessories (A)	360.5	—	10.9	371.4
Boat	2.2	26.0	0.3	28.5
Total	$377.3	$26.0	$10.7	$414.0
(A) In the 2019 Form 10-K, goodwill for Propulsion and Parts and Accessories were presented within the Marine Engine segment.

Adjustments in the Boat segment for the nine months ended September 26, 2020 relate to finalizing purchase accounting related to the Freedom Boat Club acquisition, primarily related to deferred taxes. Adjustments in the Parts and Accessories segment for the nine months ended September 28, 2019 mainly relate to finalizing purchase accounting related to the Power Products acquisition. See Note 5 – Acquisitions for further details on the Company's recent acquisitions. Adjustments in both periods also include the effect of foreign currency translation on goodwill denominated in currencies other than the U.S. dollar.
There was no accumulated impairment loss on Goodwill as of September 26, 2020, December 31, 2019 and September 28, 2019.

The Company's intangible assets, included within Other intangibles, net on the Condensed Consolidated Balance Sheets as of September 26, 2020, December 31, 2019 and September 28, 2019, are summarized by intangible asset type below:

	September 26, 2020		December 31, 2019		September 28, 2019
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Customer relationships (A)	$687.0	$(298.2)	$687.0	$(274.6)	$686.5	$(266.5)
Trade names	165.8	—	165.8	—	165.6	—
Other (A)	18.4	(13.4)	18.4	(13.1)	18.3	(12.9)
Total	$871.2	$(311.6)	$871.2	$(287.7)	$870.4	$(279.4)

(A) The weighted average remaining amortization period for Customer relationships and Other intangibles assets were 12.4 years and 11.2 years, respectively, as of September 26, 2020.

Other intangible assets primarily consist of patents and franchise agreements. Gross amounts and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation. Aggregate amortization expense for intangibles was $8.0 million and $24.0 million for the three and nine months ended September 26, 2020, respectively. Aggregate amortization expense for intangibles was $8.0 million and $23.7 million for the three and nine months ended September 28, 2019, respectively.

The Company's intangible assets, included within Other intangibles, net on the Condensed Consolidated Balance Sheets as of September 26, 2020, December 31, 2019 and September 28, 2019, are summarized by segment below:

	September 26, 2020		December 31, 2019		September 28, 2019
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Propulsion	$1.0	$(0.5)	$1.0	$(0.5)	$1.0	$(0.5)
Parts and Accessories	617.6	(104.5)	617.6	(81.9)	616.9	(74.1)
Boat	252.6	(206.6)	252.6	(205.3)	252.5	(204.8)
Total	$871.2	$(311.6)	$871.2	$(287.7)	$870.4	$(279.4)

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

Notes to Condensed Consolidated Financial Statements
(unaudited)
qualitative factors in its analysis and determined the fair values of its intangible assets were not “more-likely-than-not” lower than their carrying values. As such, the Company did not record an impairment charge during the three months ended March 28, 2020.

As business performance and marine demand exceeded expectations during the third quarter of 2020, and no further triggering events were identified, the Company did not perform an additional interim impairment test.

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
The P&A segment's manufacturing and distribution facilities are primarily located in North America, Europe, Australia and New Zealand.
Boat. The Boat segment designs, manufactures and markets the following boat brands and products: Sea Ray sport boats and cruisers; Bayliner sport cruisers, runabouts, and Heyday wake boats; Boston Whaler fiberglass offshore boats; Lund fiberglass fishing boats; Crestliner, Cypress Cay, Harris, Lowe, Lund and Princecraft aluminum fishing, utility, pontoon boats, and deck boats; and Thunder Jet heavy-gauge aluminum boats. The Boat segment procures substantially all of its outboard engines, gasoline sterndrive engines, and gasoline inboard engines from Brunswick's Propulsion segment. The Boat Group also includes Brunswick boat brands based in Europe and Asia-Pacific, which include Quicksilver, Uttern, and Rayglass (including Protector and Legend). The Boat segment's products are manufactured mainly in the United States, Europe and Mexico and sold through a global network of dealer and distributor locations, primarily in North America and Europe.
The Boat segment also includes the Business Acceleration business, which through innovative service models, shared access solutions, including the Freedom Boat Club business acquired in 2019, dealer services and emerging technology, aims to provide exceptional experiences to attract a wide range of customers to the marine industry and shape the future of boating.

Notes to Condensed Consolidated Financial Statements
(unaudited)

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

The following table sets forth net sales and operating earnings (loss) for each of the Company's reportable segments for the three months and nine months ended September 26, 2020 and September 28, 2019:

	Net Sales				Operating Earnings (Loss)
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
(in millions)	Sep 26, 2020	Sep 28, 2019	Sep 26, 2020	Sep 28, 2019	Sep 26, 2020	Sep 28, 2019	Sep 26, 2020	Sep 28, 2019
Propulsion	$526.5	$396.9	$1,370.5	$1,310.8	$94.1	$58.2	$203.1	$189.1
Parts and Accessories	459.9	373.0	1,148.0	1,096.6	99.9	73.0	226.2	209.0
Boat	328.1	277.4	869.5	1,017.3	28.3	8.1	35.4	60.9
Corporate/Other	—	—	—	—	(29.7)	(19.6)	(61.9)	(62.5)
Segment Eliminations	(81.4)	(70.7)	(201.6)	(233.9)	—	—	—	—
Total	$1,233.1	$976.6	$3,186.4	$3,190.8	$192.6	$119.7	$402.8	$396.5

The following table sets forth total assets of each of the Company's reportable segments:

	Total Assets
(in millions)	September 26, 2020	December 31, 2019	September 28, 2019
Propulsion	$895.7	$1,002.8	$1,006.7
Parts and Accessories	1,473.4	1,519.0	1,550.1
Boat (A)	470.4	473.0	475.3
Corporate/Other	851.3	569.6	622.3
Total	$3,690.8	$3,564.4	$3,654.4

(A) As of September 26, 2020, December 31, 2019 and September 28, 2019, the Company had $3.0 million of assets classified as held for sale which were not related to discontinued operations. These assets were recorded within Net Property.

Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 12 – Comprehensive Income

Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets includes foreign currency cumulative translation adjustments; prior service costs and credits and net actuarial gains and losses for defined benefit plans; and unrealized derivative gains and losses, all net of tax. Changes in the components of Accumulated other comprehensive loss, all net of tax, for the three months and nine months ended September 26, 2020 and September 28, 2019 were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net earnings (loss)	$137.9	$(239.3)	$277.6	$(198.1)
Other comprehensive income:
Foreign currency cumulative translation adjustment	12.2	(13.4)	4.7	1.8
Net change in unamortized prior service credits	(0.1)	3.5	(0.4)	3.2
Net change in unamortized actuarial losses	(0.2)	299.2	0.2	303.9
Net change in unrealized derivative losses	(3.2)	3.9	(3.0)	0.9
Total other comprehensive income	8.7	293.2	1.5	309.8
Comprehensive income	$146.6	$53.9	$279.1	$111.7

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the three months ended September 26, 2020:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Net derivative losses	Total
Beginning balance	$(45.1)	$(3.3)	$(6.9)	$(5.3)	$(60.6)
Other comprehensive income (loss) before reclassifications (A)	12.2	0.1	(0.3)	(2.1)	9.9
Amounts reclassified from Accumulated other comprehensive income (loss) (B)	—	(0.2)	0.1	(1.1)	(1.2)
Net other comprehensive income (loss)	12.2	(0.1)	(0.2)	(3.2)	8.7
Ending balance	$(32.9)	$(3.4)	$(7.1)	$(8.5)	$(51.9)

(A) The tax effects for the three months ended September 26, 2020 were $(0.3) million for foreign currency translation, $0.0 million for net actuarial losses arising during the period and $0.9 million for derivatives.
(B) See the table below for the tax effects for the three months ended September 26, 2020.

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the nine months ended September 26, 2020:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Net derivative losses	Total
Beginning balance	$(37.6)	$(3.0)	$(7.3)	$(5.5)	$(53.4)
Other comprehensive income (loss) before reclassifications (A)	4.7	0.1	(0.2)	2.8	7.4
Amounts reclassified from Accumulated other comprehensive income (loss) (B)	—	(0.5)	0.4	(5.8)	(5.9)
Net other comprehensive income (loss)	4.7	(0.4)	0.2	(3.0)	1.5
Ending balance	$(32.9)	$(3.4)	$(7.1)	$(8.5)	$(51.9)

(A) The tax effects for the nine months ended September 26, 2020 were $0.5 million for foreign currency translation, $0.0 million for net actuarial losses arising during the period and $(0.7) million for derivatives.
(B) See the table below for the tax effects for the nine months ended September 26, 2020.

Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the three months ended September 28, 2019:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Net derivative losses	Total
Beginning balance	$(33.7)	$(6.4)	$(301.5)	$(4.9)	$(346.5)
Other comprehensive income (loss) before reclassifications (A)	(13.4)	—	(8.0)	5.7	(15.7)
Amounts reclassified from Accumulated other comprehensive income (loss) (B)	—	3.5	307.2	(1.8)	308.9
Net other comprehensive income (loss)	(13.4)	3.5	299.2	3.9	293.2
Ending balance	$(47.1)	$(2.9)	$(2.3)	$(1.0)	$(53.3)

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

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the nine months ended September 28, 2019:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Net derivative losses	Total
Beginning balance	$(48.9)	$(6.1)	$(306.2)	$(1.9)	$(363.1)
Other comprehensive income (loss) before reclassifications (A)	(12.0)	—	(7.1)	6.3	(12.8)
Amounts reclassified from Accumulated other comprehensive income (loss) (B)	13.8	3.2	311.0	(5.4)	322.6
Net other comprehensive income	1.8	3.2	303.9	0.9	309.8
Ending balance	$(47.1)	$(2.9)	$(2.3)	$(1.0)	$(53.3)

(A) The tax effects for the nine months ended September 28, 2019 were $0.9 million for foreign currency translation, $2.6 million for net actuarial losses arising during the period and $(2.5) million for derivatives.
(B) See the table below for the tax effects for the nine months ended September 28, 2019.

Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents reclassification adjustments out of Accumulated other comprehensive loss during the three and nine months ended September 26, 2020 and September 28, 2019:

	Three Months Ended		Nine Months Ended
Details about Accumulated other comprehensive income (loss) components (in millions)	Sep 26, 2020	Sep 28, 2019	Sep 26, 2020	Sep 28, 2019	Affected line item in the statement where net income is presented
Amount of loss reclassified into earnings on foreign currency:
Foreign currency cumulative translation adjustment	$—	$—	$—	$(13.9)	Net earnings (loss) from discontinued operations, net of tax
	—	—	—	(13.9)	Net earnings (loss) from discontinued operations, net of tax
	—	—	—	0.1	Net earnings (loss) from discontinued operations, net of tax
	$—	$—	$—	$(13.8)	Net earnings (loss) from discontinued operations, net of tax

Amortization of defined benefit items:
Prior service credits	$0.2	$0.1	$0.5	$0.5	Other (expense) income, net
Net actuarial losses	(0.1)	(0.6)	(0.4)	(5.7)	Other (expense) income, net
Net actuarial losses	—	(294.1)	—	(294.1)	Pension settlement charge (A)
	0.1	(294.6)	0.1	(299.3)	Earnings (loss) before income taxes
	0.0	(16.1)	0.0	(14.9)	Income tax provision (A)
	$0.1	$(310.7)	$0.1	$(314.2)	Net earnings (loss) from continuing operations

Amount of gain (loss) reclassified into earnings on derivative contracts:
Interest rate contracts	$(0.1)	$(0.1)	$(0.4)	$(0.4)	Interest expense
Foreign exchange contracts	1.4	2.6	8.1	8.0	Cost of sales
Commodity contracts	(0.0)	—	(0.0)	—	Cost of sales
	1.3	2.5	7.7	7.6	Earnings (loss) before income taxes
	(0.2)	(0.7)	(1.9)	(2.2)	Income tax provision
	$1.1	$1.8	$5.8	$5.4	Net earnings (loss) from continuing operations
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

Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 13 – Income Taxes

The Company recognized an income tax provision for the three months and nine months ended September 26, 2020 of $38.9 million and $74.9 million, respectively, which included a net benefit of $0.7 million and $0.6 million, respectively. These net benefits primarily related to a change in unrecognized tax benefits and changes in the valuation allowance. The Company recognized an income tax provision for the three months and nine months ended September 28, 2019 of $43.3 million and $93.8 million, respectively. The income tax provision for both periods included a $17.2 million net provision related to the settlement of the Company's qualified defined benefit plans in the third quarter of 2019. The tax impact of this action consisted of a tax benefit of $74.2 million from the pension settlement, which was netted against a tax charge of $91.4 million resulting from the release of disproportionate tax effects in Accumulated Other Comprehensive Income. The effective tax rate, which is calculated as the income tax provision as a percentage of earnings before income taxes, for the three months and nine months ended September 26, 2020, was 22.1 percent and 21.2 percent, respectively. The effective tax rate for the three months and nine months ended September 28, 2019 was not meaningful as a result of the tax impacts resulting from the pension settlement activity that occurred in 2019.

No deferred income taxes have been provided as of September 26, 2020, December 31, 2019 or September 28, 2019 on the applicable undistributed earnings of the non-U.S. subsidiaries where the indefinite reinvestment assertion has been applied. If, at some future date these earnings cease to be indefinitely reinvested and are repatriated, the Company may be subject to additional U.S. income taxes and foreign withholding taxes on such amounts. The Company continues to provide deferred taxes, as required, on the undistributed net earnings of foreign subsidiaries and unconsolidated affiliates that are not deemed to be indefinitely reinvested in operations outside the United States.

As of September 26, 2020, December 31, 2019 and September 28, 2019, the Company had $4.1 million, $3.9 million and $3.5 million of gross unrecognized tax benefits, including interest, respectively. The Company believes it is reasonably possible that the total amount of gross unrecognized tax benefits as of September 26, 2020 could decrease by approximately $0.7 million in the next 12 months due to settlements with taxing authorities or lapses in the applicable statute of limitations. Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be significant changes in the amount of unrecognized tax benefits in 2020, but the amount cannot be estimated at this time.

The Company is regularly audited by federal, state and foreign tax authorities. The Internal Revenue Service (IRS) has completed its field examination and has issued its Revenue Agents Report through the 2014 tax year and all open issues have been resolved. The Company is currently open to tax examinations by the IRS for the 2017 through 2018 tax years. Primarily as a result of filing amended returns, which were generated by the closing of federal income tax audits, the Company is still open to state and local tax audits in major tax jurisdictions dating back to the 2014 taxable year. The Company is no longer subject to income tax examinations by any major foreign tax jurisdiction for years prior to 2013.

Note 14 – Postretirement Benefits

The Company has defined contribution plans, nonqualified defined benefit pension plans, and other postretirement benefit plans covering substantially all of its employees. The Company's contributions to its defined contribution plans include matching and annual discretionary contributions which are based on various percentages of compensation, and in some instances are based on the amount of the employees' contributions to the plans. Refer to Note 17 in the Notes to Consolidated Financial Statements in the 2019 Form 10-K for further details regarding these plans.

Pension Settlement. During 2019, total settlement payments of $672.9 million were made from the Brunswick Pension Plan for Salaried Employees (Salaried Plan) and the Brunswick Pension Plan for Hourly Bargaining Unit Employees (Bargaining Plan), consisting of lump-sum pension distributions of $77.1 million and the purchase of group annuity contracts totaling $595.8 million to cover future benefit payments. The annuity contracts unconditionally and irrevocably guarantee the full payment of all future annuity payments to the affected participants. The insurance company assumed all risk associated with the assets and obligations that were transferred. The Company recognized a pretax settlement loss of $294.1 million in the third quarter of 2019, related to these actions. During 2020, the Company recorded a $0.2 million charge and $1.1 million benefit in the three months and nine months ended September 26, 2020, respectively, associated with a final settlement true-up.

Notes to Condensed Consolidated Financial Statements
(unaudited)
Pension and other postretirement benefit costs included the following components for the three months and nine months ended September 26, 2020 and September 28, 2019:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
(in millions)	Sep 26, 2020	Sep 28, 2019	Sep 26, 2020	Sep 28, 2019	Sep 26, 2020	Sep 28, 2019	Sep 26, 2020	Sep 28, 2019
Interest cost	$0.2	$0.7	$0.5	$5.9	$0.2	$0.3	$0.6	$0.9
Expected return on plan assets	—	(0.6)	—	(7.4)	—	—	—	—
Amortization of prior service credits	—	—	—	—	(0.2)	(0.1)	(0.5)	(0.5)
Amortization of net actuarial losses	0.1	0.6	0.4	5.7	—	—	—	—
Settlement charge (benefit)	0.2	294.1	(1.1)	294.1	—	—	—	—
Net pension and other benefit costs	$0.5	$294.8	$(0.2)	$298.3	$0.0	$0.2	$0.1	$0.4

Note 15 – Debt

In August 2020, the Company made principal repayments totaling $38.8 million of its 2023 floating rate term loan. The term loan was redeemed at 100 percent of the principal amount plus accrued interest, in accordance with the redemption provisions of the term loan.

In July 2019, the Company called $150.0 million of its 4.625% Senior Notes due 2021. The Notes were retired in August 2019 at par plus accrued interest, in accordance with the call provisions of the notes, and the associated interest rate swaps have been terminated. Refer to Note 6 – Financial Instruments for further information on the terminated interest rate swaps.

In March 2019, the Company issued an aggregate principal amount of $230.0 million of its 6.375% Senior Notes (6.375% Notes) due April 2049 in a public offering, which resulted in aggregate net proceeds to the Company of $222.0 million. Net proceeds from the offering of the 6.375% Notes were used to prepay all of the $150.0 million, 3-year tranche loan due 2021 and for general corporate purposes. Interest on the 6.375% Notes is due quarterly, commencing on April 15, 2019. The Company may, at its option, redeem the 6.375% Notes on or after April 15, 2024, either in whole or in part, at a redemption price equal to 100 percent of the principal amount plus any accrued and unpaid interest. Additionally, in the event of a change in control, the Company may be required to repurchase some or all of its 6.375% Notes at a price equal to 101 percent of the principal amount plus any accrued and unpaid interest. The 6.375% Notes are unsecured and do not contain subsidiary guarantees.

    Scheduled maturities, net:

(in millions)
Remainder of 2020	$21.2
2021	43.0
2022	36.0
2023	276.4
2024	0.4
Thereafter	684.6
Total debt	$1,061.6

The Company maintains an Amended and Restated Credit Agreement (Credit Facility) providing for $400.0 million of borrowing capacity in effect through September 2024. The Credit Facility includes provisions to add up to $100.0 million of additional borrowing capacity and extend the facility for an additional one-year term, subject to lender approval. On March 23, 2020, the Company delivered a borrowing request to the administrative agent for the Credit Facility to increase the Company’s borrowings to $385.0 million, which was substantially all of the amount available for borrowing under the Credit Facility, net of outstanding letters of credit. The Company borrowed the amount described above under the Credit Facility as a precautionary action in order to increase its cash position and to enhance its liquidity and financial flexibility in response to the COVID-19 pandemic.

Notes to Condensed Consolidated Financial Statements
(unaudited)
During the first nine months of 2020 and 2019, gross borrowings under the facility totaled $610.0 million and $655.0 million, respectively. As of September 26, 2020 and September 28, 2019, there were no borrowings outstanding and available borrowing capacity totaled $387.9 million, net of $12.1 million of letters of credit outstanding under the Credit Facility. The maximum amount utilized under the Credit Facility during the nine months ended September 26, 2020 and September 28, 2019, including letters of credit outstanding under the Credit Facility were $397.1 million and $258.6 million, respectively.

In December 2019, the Company entered into an unsecured commercial paper program (CP Program) pursuant to which the Company may issue short-term, unsecured commercial paper notes (CP Notes). Amounts available under the CP Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate principal amount of CP Notes outstanding under the CP Program at any time not to exceed the lower of $300.0 million or the available borrowing amount under the Credit Facility. Refer to Note 16 in the Notes to Consolidated Financial Statements in the 2019 Form 10-K for details regarding the Company's CP Program. During the first nine months of 2020, borrowings under the CP Program totaled $175.0 million, all of which were repaid during the first nine months of 2020. During the nine months ended September 26, 2020, the maximum amount utilized under the CP Program was $100.0 million.

As of September 26, 2020, the Company was in compliance with the financial covenants associated with its debt.

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

As of November 4, 2020, all global manufacturing and distribution facilities are online with a continued focus on rigorously applying, evolving and automating COVID-19 mitigation procedures, while continuing to ramp-up global production to meet unprecedented market demand. The Company will continue to actively monitor the impact of COVID-19 and may take further actions that alter business operations as may be required by government authorities, or that are determined to be in the best interest of the Company's employees, customers, dealers, suppliers and stakeholders. The full extent of the impact of COVID-19 on the Company's business, operations and financial results will depend on evolving factors that the Company cannot accurately predict. Refer to Part II. Item 1A. Risk Factors for further information.

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

Under the CARES Act, the Company deferred approximately $4 million of U.S. income tax payments from the first and second quarters to the third quarter of 2020 and approximately $2.7 million of non-U.S. tax payments from the first, second and third quarters of 2020 to the fourth quarter of 2020 and the first quarter of 2021. The Company expects to defer the payment of approximately $18 million to $20 million of payroll taxes normally due between March 27, 2020 and December 31, 2020. These payroll taxes will be paid in two equal installments in the fourth quarters of 2021 and 2022.

The Employee Retention Credit is a payroll tax credit against certain employment taxes equal to 50 percent of the qualified wages and healthcare costs an eligible employer incurs after March 12, 2020, and before January 1, 2021. The Company calculated a preliminary employee retention credit of $6.5 million across all segments, of which $0.3 million and $6.5 million was recognized during the three and nine months ended September 26, 2020, respectively. These costs were recognized in Cost of sales and Selling, general and administrative expense.

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

Overview and Outlook

Overview

Each of the Company's businesses delivered outstanding operating results in the third quarter. The Company's ability to capitalize on robust retail demand, which was enhanced by expanded boating participation, and its compelling portfolio of industry-leading brands, drove excellent financial performance. Net sales increased 26.3 percent during the third quarter of 2020 when compared with the third quarter of 2019. The power of the Company's marine platform and its investments in operational excellence were on full display as the Company accelerated production levels to both meet retail demand, which continues to be elevated even as it exits the primary selling season in the U.S., and began the process of replenishing historically-low pipeline inventory levels. The strong free cash flow generation provides the Company with the flexibility to execute its capital strategy which encompasses planned investments in growth initiatives, including developing new products, advancing its autonomy, connectivity, electrification and shared access (ACES) strategy, and maximizing the reach of Freedom Boat Club.

The Propulsion segment continued to gain appreciable retail market share, particularly in higher-horsepower categories, as a direct result of product leadership efforts, and has yielded and continues to yield many new original equipment manufacturer (OEM) customers and dealer relationships. The Parts and Accessories (P&A) segment delivered significant top-line and earnings growth as increased boating participation and favorable weather, which has extended the boating season in the U.S., drove strong aftermarket sales, while OEM production ramp-ups across the industry also created high demand of OEM systems and services. The Boat segment sales increased during the quarter with top-line, earnings and margin improvements across the line-up. The Company's premium brands remained market leaders in their categories and its value brands offered attractive entry points to new and returning former boaters. The surge in retail demand has resulted in historically-low pipeline inventory levels, with only 14 weeks of inventory on hand or 48 percent fewer boats in dealer inventory at the end of the third quarter of

2020 versus the end of the third quarter of 2019. As a result, most brands have all production slots sold through the 2021 model year. Finally, Freedom Boat Club continues to outperform expectations, as evidenced by its growth to 244 locations and almost 36,500 memberships company-wide, with over 3,000 new memberships added in the third quarter of 2020.

Net sales were relatively consistent during the first nine months of 2020 when compared with the first nine months of 2019. International net sales for the Company increased 3 percent and 5 percent in the first nine months of 2020 on a GAAP and constant currency basis, respectively.

Outlook

While the Company remains very cognizant of macroeconomic headwinds and other uncertainties, its continued strong performance in a robust marine retail environment has created improved visibility into substantial growth opportunities for the remainder of 2020 and 2021. Despite the potential impact of the pandemic on the Company's global labor availability and supply chain, elevated production levels over time will be required to rebuild boat and engine pipelines, and together with significant upcoming new product offerings, are anticipated to drive wholesale growth through 2021 and beyond.

The progression of the pandemic remains very dynamic, and the resulting impact on the Company's dealers, OEM partners, suppliers, and the macro-economy is difficult to fully predict. Given improved clarity on wholesale boat growth, Mercury's continued propulsion strength, and favorable boating trends which are creating the parts and accessories growth needed to satisfy sales and service needs, the Company anticipates that U.S. marine industry retail unit demand will be up high-single digit percent for the year, with slightly stronger demand in the U.S. than international regions. The Company also expects fourth quarter net sales to increase low-to-mid-teens percent over the fourth quarter of 2019 with adjusted operating leverage of high-teens percent. The Company believes that these inputs will drive a full-year adjusted diluted EPS of approximately $4.75, with free cash flow generation in excess of $600 million. These 2020 expectations assume no major additional pandemic-related business continuity issues.

    For the Propulsion segment, the Company will continue to leverage the strongest product lineup in the industry to gain market share in historically under-represented parts of the market. The further growth into saltwater, repower and international commercial markets is being enabled by manufacturing capacity added in 2018 and 2019, and will be bolstered by exciting new product launches in the coming months. Finally, with lower engine inventory levels across the globe, the Company continues to increase production in an efficient manner to refill the pipeline.

    For the Parts and Accessories segment, the Company anticipates steady demand for aftermarket parts and accessories as boaters complete their end-of-season servicing in northern markets. The Company also expects demand to remain high for OEM product lines and integration services as boat builders continue to ramp-up production to replenish pipelines ahead of the 2021 retail season.

    For the Boat segment, the Company will continue to focus on launching new products across the portfolio, including some new products designed for younger boaters, ramping up production to meet demand and refill pipelines, and returning to its stated plan to further improve operating margins. Freedom Boat Club continues to expand and execute against its strategic growth objectives. The Company has added over 30 locations thus far in 2020, with franchisee demand for Brunswick products pacing well ahead of anticipated levels.

Matters Affecting Comparability

The Company believes certain events have affected the comparability of the results of operations. The table below summarizes the impact of changes in currency exchange rates and recent acquisitions on the Company's net sales:

	Three Months Ended				Nine Months Ended
	Net Sales		2020 vs. 2019		Net Sales		2020 vs. 2019
(in millions)	Sep 26, 2020	Sep 28, 2019	GAAP	Constant Currency	Sep 26, 2020	Sep 28, 2019	GAAP	Constant Currency	Acquisition Benefit
Propulsion	$526.5	$396.9	32.7%	32.9%	$1,370.5	$1,310.8	4.6%	5.7%	—%
Parts & Accessories	459.9	373.0	23.3%	22.8%	1,148.0	1,096.6	4.7%	5.2%	—%
Boat	328.1	277.4	18.3%	18.0%	869.5	1,017.3	(14.5)%	(14.3)%	1.0%
Segment eliminations	(81.4)	(70.7)	15.1%	15.0%	(201.6)	(233.9)	(13.8)%	(13.8)%	—%
Total	$1,233.1	$976.6	26.3%	26.1%	$3,186.4	$3,190.8	(0.1)%	0.6%	0.3%

Acquisitions.  The Company completed the acquisition of Freedom Boat Club in 2019, which affected the comparability of net sales. The impact on consolidated and segment sales comparisons are reflected above. Refer to Note 5 – Acquisitions in the Notes to Condensed Consolidated Financial Statements for further information.

Changes in Foreign Currency Rates. Percentage changes in net sales expressed in constant currency reflect the impact that changes in currency exchange rates had on comparisons of net sales. To determine this information, net sales transacted in currencies other than U.S. dollars have been translated to U.S. dollars using the average exchange rates that were in effect during the comparative period. The percentage change in net sales expressed on a constant currency basis better reflects the changes in the underlying business trends, excluding the impact of translation arising from foreign currency exchange rate fluctuations. Approximately 23 percent of the Company's annual net sales are transacted in a currency other than the U.S. dollar. The Company's most material exposures include sales in Euros, Canadian dollars, Australian dollars and Chinese yuan.

Additionally, operating earnings were nominally affected by foreign exchange rates in the third quarter of 2020 and negatively affected by approximately $13.0 million in the first nine months of 2020 when compared with the same periods in 2019. These estimates include the impact of translation on all sales and costs transacted in a currency other than the U.S. dollar and the impact of hedging activities.

Acquisition and IT related costs. In connection with the Freedom Boat Club acquisition that occurred in the second quarter of 2019, the Company recorded $0.4 million and $1.7 million for the three and nine months ended September 26, 2020; and $0.5 million and $1.8 million for the three and nine months ended September 28, 2019, respectively, of acquisition costs in Selling, general and administrative expense (SG&A) within the Boat segment, .

In addition, the Company recorded $0.6 million and $1.9 million for the three and nine months ended September 26, 2020; and $0.7 million and $1.2 million for the three and nine months ended September 28, 2019, respectively, of IT transformation costs in SG&A within Corporate/Other resulting from the Fitness separation.

Restructuring, exit and impairment charges. The Company recorded restructuring, exit, and impairment charges of $1.8 million and $7.4 million during the three months ended September 26, 2020 and September 28, 2019, respectively, and charges of $4.3 million and $16.0 million for the nine months ended September 26, 2020 and September 28, 2019, respectively. Refer to Note 4 – Restructuring, Exit and Impairment Activities in the Notes to Condensed Consolidated Financial Statements for further information.

Pension settlement charges. During the third quarter of 2019, the Company fully exited its remaining defined benefit pension plans and as a result, recorded a $0.2 million charge and $1.1 million benefit in the three months and nine months ended September 26, 2020, respectively, associated with a final settlement true-up. In the three and nine months ended September 28, 2019, the Company recorded $294.1 million of charges related to these pension settlement actions. Refer to Note 14 – Postretirement Benefits in the Notes to Condensed Consolidated Financial Statements for further information.

Tax items. The Company recognized an income tax provision for the three months and nine months ended September 26, 2020 of $38.9 million and $74.9 million, respectively, which included a net benefit of $0.7 million and $0.6 million, respectively. These net benefits primarily related to a change in unrecognized tax benefits and changes in the valuation allowance. The Company recognized an income tax provision for the three months and nine months ended September 28, 2019 of $43.3 million and $93.8 million, respectively. The income tax provision for both periods included a $17.2 million net provision related to the settlement of the Company's qualified defined benefit plans in the third quarter of 2019. The tax impact of this action consisted of a tax benefit of $74.2 million from the pension settlement charge, which was netted against a tax charge of $91.4 million resulting from the release of disproportionate tax effects in Accumulated Other Comprehensive Income. The effective tax rate, which is calculated as the income tax provision as a percentage of earnings before income taxes, for the three months and nine months ended September 26, 2020, was 22.1 percent and 21.2 percent, respectively. The effective tax rate for the three months and nine months ended September 28, 2019 was not meaningful as a result of the tax impacts resulting from the pension settlement activity that occurred in 2019.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Condensed Consolidated Statements of Comprehensive Income:

	Three Months Ended		2020 vs. 2019		Nine Months Ended		2020 vs. 2019
(in millions, except per share data)	Sep 26, 2020	Sep 28, 2019	$ Change	% Change	Sep 26, 2020	Sep 28, 2019	$ Change	% Change
Net sales	$1,233.1	$976.6	$256.5	26.3%	$3,186.4	$3,190.8	$(4.4)	(0.1)%
Gross margin(A)	376.9	276.9	100.0	36.1%	876.7	884.4	(7.7)	(0.9)%
Restructuring, exit and impairment charges	1.8	7.4	(5.6)	(75.7)%	4.3	16.0	(11.7)	(73.1)%
Operating earnings	192.6	119.7	72.9	60.9%	402.8	396.5	6.3	1.6%
Net earnings (loss) from continuing operations	136.8	(232.9)	369.7	NM	278.7	(44.6)	323.3	NM

Diluted earnings (loss) per common share from continuing operations	$1.71	$(2.74)	$4.45	NM	$3.49	$(0.52)	$4.01	NM

Expressed as a percentage of Net sales:
Gross margin (A)	30.6%	28.4%		220 bpts	27.5%	27.7%		(20) bpts
Selling, general and administrative expense	12.3%	12.3%		(0) bpts	12.0%	11.9%		10 bpts
Research and development expense	2.5%	3.0%		(50) bpts	2.8%	2.9%		(10) bpts
Restructuring, exit and impairment charges	0.1%	0.8%		(70) bpts	0.1%	0.5%		(40) bpts
Operating margin	15.6%	12.3%		330 bpts	12.6%	12.4%		20 bpts

NM = not material
bpts = basis points

(A)Gross margin is defined as Net sales less Cost of sales as presented in the Condensed Consolidated Statements of Comprehensive Income.

The following is a summary of Adjusted operating earnings and Adjusted diluted earnings per common share from continuing operations:

	Three Months Ended				Nine Months Ended
	Operating Earnings		Diluted Earnings (Loss) Per Share		Operating Earnings		Diluted Earnings (Loss) Per Share
(in millions, except per share data)	Sep 26, 2020	Sep 28, 2019	Sep 26, 2020	Sep 28, 2019	Sep 26, 2020	Sep 28, 2019	Sep 26, 2020	Sep 28, 2019
GAAP	$192.6	$119.7	$1.71	$(2.74)	$402.8	$396.5	$3.49	$(0.52)
Restructuring, exit, and impairment charges	1.8	7.4	0.02	0.14	4.3	16.0	0.03	0.19
Purchase accounting amortization	7.5	7.5	0.07	0.05	22.6	22.0	0.22	0.18
Acquisition and IT related costs	1.0	1.2	0.01	0.01	3.6	3.0	0.04	0.03
Transaction financing charges	—	—	—	0.01	—	—	—	0.01
Special tax items	—	—	(0.01)	(0.03)	—	—	(0.01)	(0.03)
Sport Yacht & Yachts	—	—	—	—	—	2.9	—	0.03
Pension settlement charge (benefit)	—	—	0.00	3.66	—	—	(0.01)	3.60
As Adjusted	$202.9	$135.8	$1.80	$1.10	$433.3	$440.4	$3.76	$3.49

Operating margin GAAP	15.6%	12.3%			12.6%	12.4%
Operating margin, as adjusted	16.5%	13.9%			13.6%	13.8%

Net sales increased 26.3 percent during the third quarter and decreased 0.1 percent for the first nine months of 2020 when compared to the same prior year periods. Refer to the discussion of the Propulsion, Parts and Accessories, and Boat segments for further details on the drivers of net sales changes.

Gross margin percentage increased 220 basis points in the third quarter of 2020, when compared with the same prior year period, reflecting impacts of higher sales across all segments. Gross margin percentage decreased 20 basis points in the first nine months of 2020 when compared with the same prior year period, reflecting the impacts of production suspensions and stay-at-home restrictions earlier in the year, which were partially offset by benefits from cost reduction activities.

Selling, general and administrative expense (SG&A) increased during the third quarter and was relatively consistent for the first nine months of 2020 when compared with the same prior year period. SG&A includes purchase accounting amortization, acquisition and IT transformation-related costs, and impacts of Sport Yacht & Yachts operations, as applicable. Excluding these items, SG&A as a percentage of sales was consistent in the third quarter of 2020 compared with the same prior year period. Research and development expense increased during the third quarter compared to the same prior year period. Research and development expense decreased for the first nine months 2020 compared to the same prior year period, but remained consistent as a percentage of Net Sales.

The Company recorded restructuring, exit and impairment charges of $1.8 million and $4.3 million during the three months and nine months ended September 26, 2020, respectively, and recorded $7.4 million and $16.0 million during the three months and nine months ended September 28, 2019, respectively. Refer to Note 4 – Restructuring, Exit and Impairment Activities in the Notes to Condensed Consolidated Financial Statements for further information.

The Company recorded Equity earnings of $0.6 million and $3.5 million in the three and nine months ended September 26, 2020, respectively, which were mainly related to the Company's marine and technology-related joint ventures. This compares with Equity earnings of $1.9 million and $5.4 million in the three and nine months ended September 28, 2019, respectively.

During the third quarter of 2019, the Company fully exited its remaining defined benefit pension plans and as a result, recorded a $0.2 million charge and $1.1 million benefit in the three months and nine months ended September 26, 2020, respectively, associated with a final settlement true-up. In the three and nine months ended September 28, 2019, the Company recorded $294.1 million of charges related to these pension settlement actions. Refer to Note 14 – Postretirement Benefits in the Notes to Condensed Consolidated Financial Statements for further information.

The Company recognized $(1.2) million and $(2.7) million in Other expense, net in the three and nine months ended September 26, 2020, respectively. This compares with $0.1 million and $(1.6) million recognized in Other income (expense), net in the three and nine months ended September 28, 2019, respectively. Other income (expense), net primarily includes other postretirement benefit costs and remeasurement gains and losses resulting from changes in foreign currency rates.

Net interest expense decreased for the three and nine months ended September 26, 2020 when compared with the same prior year period due to a reduction in average daily debt outstanding. Refer to Note 15 – Debt in the Notes to Condensed Consolidated Financial Statements and Note 16 in the Notes to Consolidated Financial Statements in the 2019 Form 10-K.

The Company recognized an income tax provision for the three months and nine months ended September 26, 2020 of $38.9 million and $74.9 million, respectively, which included a net benefit of $0.7 million and $0.6 million, respectively. These net benefits primarily related to a change in unrecognized tax benefits and changes in the valuation allowance. The Company recognized an income tax provision for the three months and nine months ended September 28, 2019 of $43.3 million and $93.8 million, respectively. The income tax provision for both periods included a $17.2 million net provision related to the settlement of the Company's qualified defined benefit plans in the third quarter of 2019. The tax impact of this action consisted of a tax benefit of $74.2 million from the pension settlement charge, which was netted against a tax charge of $91.4 million resulting from the release of disproportionate tax effects in Accumulated Other Comprehensive Income.

The effective tax rate, which is calculated as the income tax provision as a percentage of earnings before income taxes, for the three months and nine months ended September 26, 2020, was 22.1 percent and 21.2 percent, respectively. The effective tax rate for the three months and nine months ended September 28, 2019 was not meaningful as a result of the tax impacts resulting from the pension settlement activity that occurred in 2019.

Due to the factors described in the preceding paragraphs, operating earnings, net earnings from continuing operations and diluted earnings per common share from continuing operations increased during the third quarter and first nine months of 2020 when compared with the same prior year period.

Propulsion Segment

The following table sets forth the Propulsion segment results:

	Three Months Ended		2020 vs. 2019		Nine Months Ended		2020 vs. 2019
(in millions)	Sep 26, 2020	Sep 28, 2019	$ Change	% Change	Sep 26, 2020	Sep 28, 2019	$ Change	% Change
Net sales	$526.5	$396.9	$129.6	32.7%	$1,370.5	$1,310.8	$59.7	4.6%
Operating earnings	94.1	58.2	35.9	61.7%	203.1	189.1	14.0	7.4%
Operating margin	17.9%	14.7%		320 bpts	14.8%	14.4%		40 bpts

bpts = basis points

The Propulsion segment net sales increased $129.6 million, or 32.7 percent, in the third quarter versus 2019. The increase was driven by strong demand, especially in the higher horsepower outboard engine categories and related controls and systems as original equipment manufacturer (OEM) customers continued to ramp up production in the quarter, and increased capacity enabled elevated sales to dealer and international channels as well as significant U.S. and international retail market share gains.

The Propulsion segment net sales increased $59.7 million, or 4.6 percent in the first nine months of 2020 versus prior year as a result of the same factors described above, partially offset by production disruptions at Mercury and its OEM engine customers earlier in the year due to the COVID-19 pandemic.

International sales were 33 percent of the Propulsion segment's net sales in the third quarter of 2020. International sales increased 39 percent on a GAAP basis and 40 percent on a constant currency basis, respectively, in the third quarter of 2020, from prior year. For the first nine months of 2020, international sales increased 20 percent on a GAAP basis and 23 percent on a constant currency basis from prior year, primarily due to increases in Asia-Pacific particularly in higher horsepower engines used for commercial purposes.

The Propulsion segment operating earnings for the quarter were $94.1 million, an increase of 61.7 percent, as a result of increased sales and favorable sales mix, partially offset by the unfavorable impact of higher variable compensation costs. Operating earnings for the first nine months of 2020 were $203.1 million, an increase of 7.4 percent as a result of the same factors described above, partially offset by the unfavorable impact of absorption resulting from production disruptions earlier in the year, as well as the unfavorable impact of changes in tariffs and foreign exchange rates.

Parts & Accessories Segment

The following table sets forth the Parts and Accessories (P&A) segment results:

	Three Months Ended		2020 vs. 2019		Nine Months Ended		2020 vs. 2019
(in millions)	Sep 26, 2020	Sep 28, 2019	$ Change	% Change	Sep 26, 2020	Sep 28, 2019	$ Change	% Change
Net sales	$459.9	$373.0	$86.9	23.3%	$1,148.0	$1,096.6	$51.4	4.7%

Operating Earnings GAAP	$99.9	$73.0	$26.9	36.8%	$226.2	$209.0	$17.2	8.2%
Purchase accounting amortization	7.1	7.1	—	—%	21.5	21.5	—	—%
Restructuring, exit and impairment charges	0.5	3.5	(3.0)	(85.7)%	0.8	4.1	(3.3)	(80.5)%
Operating Earnings, as adjusted	$107.5	$83.6	$23.9	28.6%	$248.5	$234.6	$13.9	5.9%

Operating margin GAAP	21.7%	19.6%		210 bpts	19.7%	19.1%		60 bpts
Operating margin, as adjusted	23.4%	22.4%		100 bpts	21.6%	21.4%		20 bpts

bpts = basis points

The P&A segment net sales increased $86.9 million, or 23.3 percent in the third quarter of 2020 versus 2019, due to strong sales growth across all product categories. Third quarter results were bolstered by healthy boat usage as favorable weather continued into the Fall for many regions of the U.S. The distribution business, which saw over 30 percent growth versus 2019, was able to capitalize on the increased participation and extended season in both the marine and RV spaces. The engine P&A business had a strong quarter supplying products to dealers to support increased service needs. Lastly, the original equipment manufacturer (OEM) portion of the P&A business also had a strong quarter, as boat manufacturers ramped-up production to satisfy demand and rebuild pipelines.

The P&A segment net sales increased $51.4 million, or 4.7 percent, in the first nine months of 2020 versus prior year as a result of the same factors described above, partially offset by stay-at-home restrictions resulting from the pandemic, which disrupted dealer, retail, and OEM operations in many locations earlier in the year.

International sales were 27 percent of the P&A segment's net sales in the third quarter of 2020. International sales increased 17 percent and 15 percent on a GAAP and constant currency basis, respectively, primarily due to increases in Asia-Pacific and Rest-of-World. For the first nine months of 2020, international sales decreased 2 percent and 1 percent year over year on a GAAP and a constant currency basis, respectively. The decrease in net sales for the first nine months of 2020 was due to increases in Asia-Pacific, which was more than offset by declines in Rest-of-World.

The P&A segment operating earnings were $99.9 million in the third quarter of 2020, an increase of 36.8 percent mainly due to the increase in net sales across all product categories, partially offset by higher variable compensation expense. For the first nine months of 2020, P&A segment operating earnings were $226.2 million, an increase of 8.2 percent, showing the consistent sustainable earnings power of this business, partially offset by cost reduction actions.

Boat Segment

The following table sets forth the Boat segment results:

	Three Months Ended		2020 vs. 2019		Nine Months Ended		2020 vs. 2019
(in millions)	Sep 26, 2020	Sep 28, 2019	$ Change	% Change	Sep 26, 2020	Sep 28, 2019	$ Change	% Change
Net sales	$328.1	$277.4	$50.7	18.3%	$869.5	$1,017.3	$(147.8)	(14.5)%

Operating Earnings GAAP	$28.3	$8.1	$20.2	NM	$35.4	$60.9	$(25.5)	(41.9)%
Restructuring, exit and impairment charges	1.2	3.4	(2.2)	(64.7)%	1.5	8.0	(6.5)	(81.3)%
Acquisition related costs	0.4	0.5	(0.1)	(20.0)%	1.7	1.8	(0.1)	(5.6)%
Purchase accounting amortization	0.4	0.4	—	—	1.1	0.5	0.6	NM
Sport Yacht & Yachts	—	—	—	—	—	2.9	(2.9)	NM
Operating Earnings, as adjusted	$30.3	$12.4	17.9	NM	$39.7	$74.1	(34.4)	(46.4)%

Operating margin GAAP	8.6%	2.9%		570 bpts	4.1%	6.0%		(190) bpts
Operating margin, as adjusted	9.2%	4.5%		470 bpts	4.6%	7.3%		(270) bpts

NM = not meaningful
bpts = basis points

The Boat segment net sales increased $50.7 million, or 18.3 percent, in the third quarter of 2020 versus 2019, resulting from significantly higher wholesale volume to dealers to meet increased customer demand at the retail level and to begin refilling pipeline inventories. Freedom Boat Club, which represents approximately 3 percent of segment sales, also reported higher sales in the quarter due to an increase in new memberships and new franchisee locations.

The Boat segment net sales decreased $147.8 million, or 14.5 percent, in the first nine months of 2020 resulting from lower wholesale volume due to the temporary suspension of manufacturing in most plants and the associated ramp-up of activities earlier in the year resulting from the pandemic.

International sales were 19 percent of the segment's net sales in the third quarter of 2020 and increased 5 percent and 4 percent on a GAAP and constant currency basis, respectively, reflecting an increase in Europe, partially offset by declines in Asia-Pacific. International sales were 24 percent of the Boat segment's net sales in the first nine months of 2020 and decreased 19 percent and 18 percent on a GAAP basis and constant currency basis, respectively, reflecting declines in most regions, which was partially offset by increases in Europe.

The Boat segment operating earnings increased in the third quarter of 2020 due to an increase in production and sales across all product categories. Boat segment operating earnings decreased in the first nine months of 2020 due to lower net sales along with unfavorable impact of absorption resulting from production disruptions, which were partially offset by benefits from cost reduction measures.

Corporate/Other

The following table sets forth the Corporate/Other results:

	Three Months Ended		2020 vs. 2019		Nine Months Ended		2020 vs. 2019
(in millions)	Sep 26, 2020	Sep 28, 2019	$ Change	% Change	Sep 26, 2020	Sep 28, 2019	$ Change	% Change
Operating loss GAAP	$(29.7)	$(19.6)	$(10.1)	(51.5)%	$(61.9)	$(62.5)	$0.6	1.0%
Restructuring, exit and impairment charges	0.1	0.5	(0.4)	(80.0)%	2.0	3.9	(1.9)	(48.7)%
IT transformation cost	0.6	0.7	(0.1)	(14.3)%	1.9	1.2	0.7	58.3%
Operating loss, as adjusted	$(29.0)	$(18.4)	(10.6)	(57.6)%	$(58.0)	$(57.4)	(0.6)	(1.0)%

Corporate operating expenses increased 51.5 percent in the third quarter versus 2019, as a result of several factors which included expenses associated with the Company's higher variable compensation expense.

Corporate operating expenses decreased 1.0 percent in the first nine months of 2020 versus 2019, primarily due to favorable mark-to-market adjustments of deferred compensation arrangements and cost reduction actions.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the nine months ended:

(in millions)	September 26, 2020	September 28, 2019
Net cash provided by operating activities of continuing operations	$637.4	$254.2
Net cash provided by (used for):
Capital expenditures	(120.6)	(178.4)
Proceeds from the sale of property, plant and equipment	2.0	6.4
Effect of exchange rate changes	1.2	(3.2)
Total free cash flow from continuing operations (A)	$520.0	$79.0

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

2020 Cash Flow

Net cash provided by operating activities of continuing operations in the first nine months of 2020 totaled $637.4 million versus $254.2 million in the comparable period of 2019. This comparison reflected favorable working capital usage, driven mainly by decreases in inventory levels. Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Condensed Consolidated Balance Sheets, excluding the impact of acquisitions and non-cash adjustments.

During the first nine months of 2020, Inventory decreased $233.0 million primarily due to the strong increase in net sales during the third quarter and production disruptions earlier in the year. Accounts and notes receivable increased $76.0 million primarily due to the strong increase in net sales towards the end of the period. Accounts payable increased $13.5 million primarily due to production increases, which was partially offset by timing of payments.

Net cash used for investing activities of continuing operations was $116.1 million, which included capital expenditures of $120.6 million. The Company's capital spending was focused on investments in new products and expediting existing capital projects given the available free cash flow during the year.

Net cash used for financing activities was $190.9 million and primarily related to common stock repurchases and cash dividends paid to common shareholders. Refer to Note 15 – Debt in the Notes to Condensed Consolidated Financial Statements for further details on the Company's debt activity during the year.

2019 Cash Flow

In the first nine months of 2019, net cash provided for operating activities of continuing operations totaled $254.2 million. The primary driver of the cash provided by operating activities was net earnings net of non-cash expense items, partially offset by an increase in working capital. Accounts payable decreased $72.8 million primarily due to timing of payments and lower production levels in the Propulsion and P&A segments. Accrued expenses decreased $56.3 million, primarily driven by the impact of payments of the prior year's variable compensation. Inventory increased $36.1 million as a result of increased finished goods. Accounts and notes receivable increased $27.2 million primarily due to seasonal changes in net sales and timing of collections.

Net cash used for investing activities of continuing operations during the first nine months of 2019 totaled $231.4 million, which included capital expenditures of $178.4 million and cash paid for the acquisition of Freedom Boat Club of $64.1 million. The Company's capital spending focused on investments in capacity expansion initiatives as well as new products. Net cash provided by investing activities of discontinued operations was $481.9 million and mainly related to proceeds from the Fitness separation.

Net cash used for financing activities was $389.2 million, primarily related to common stock repurchases and cash dividends paid to common shareholders, partially offset by net payments from issuances of long-term debt.

Liquidity and Capital Resources

The Company views its highly liquid assets as of September 26, 2020, December 31, 2019 and September 28, 2019 as:

(in millions)	September 26, 2020	December 31, 2019	September 28, 2019
Cash and cash equivalents	$650.4	$320.3	$366.2
Short-term investments in marketable securities	0.8	0.8	0.8
Total cash, cash equivalents and marketable securities	$651.2	$321.1	$367.0

The following table sets forth an analysis of total liquidity as of September 26, 2020, December 31, 2019 and September 28, 2019:

(in millions)	September 26, 2020	December 31, 2019	September 28, 2019
Cash, cash equivalents and marketable securities	$651.2	$321.1	$367.0
Amounts available under lending facility (A)	387.9	387.9	387.9
Total liquidity (B)	$1,039.1	$709.0	$754.9

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

Cash, cash equivalents and marketable securities totaled $651.2 million as of September 26, 2020, an increase of $330.1 million from $321.1 million as of December 31, 2019, and an increase of $284.2 million from $367.0 million as of September 28, 2019. Total debt as of September 26, 2020, December 31, 2019 and September 28, 2019 was $1,061.6 million, $1,109.3 million and $1,131.5 million, respectively. The Company's debt-to-capitalization ratio was 42.1 percent as of September 26, 2020, down from 46.0 percent as of December 31, 2019 and down from 44.4 percent as of September 28, 2019.

During the first nine months of 2020, gross borrowings under the Credit facility totaled $610.0 million, all of which were repaid during the first nine months of 2020. No borrowings were outstanding as of September 26, 2020, and available borrowing capacity totaled $387.9 million, net of $12.1 million of letters of credit outstanding under the Credit Facility. The maximum amount utilized under the Credit Facility during the nine months ended September 26, 2020, including letters of credit outstanding, was $397.1 million. In addition, during the first nine months of 2020, borrowings under the CP Program totaled $175.0 million, all of which were repaid during the first nine months of 2020. During the nine months ended September 26, 2020, the maximum amount outstanding under the CP Program was $100.0 million. Refer to Note 15 – Debt in the Notes to Condensed Consolidated Financial Statements for further details.

The level of borrowing capacity under the Company's Credit Facility and CP program are limited by both a leverage and interest coverage test. These covenants also pertain to termination provisions included in the Company's wholesale financing joint venture arrangements with Wells Fargo Distribution Finance. Based on the Company's anticipated earnings generation throughout the year, the Company expects to maintain sufficient cushion against the existing debt covenants.

2020 Cash Flow Outlook and Capital Plan

Net activity in working capital is estimated to be a reduction in excess of $175 million. Given the demand and production dynamics, inventory levels are down significantly through the first nine months of the year, and although the Company anticipates modest inventory building in the fourth quarter in the Propulsion and P&A segments, it anticipates ending the year with reduced working capital. In addition, the Company anticipates between $115 and $120 million of depreciation and amortization. Including these and other factors, the Company anticipates generating free cash flow (FCF) in excess of $600 million and to have total liquidity of more than $970 million by year end.

The Company ended the third quarter of 2020 with $659.5 million of cash on hand versus $331.9 million at year end 2019. This increase included free cash flow generation of $520.0 million in the first nine months of 2020 or approximately $441 million more than over the same period in 2019, principally related to favorable changes in working capital, driven mainly by reductions in inventory levels and lower capital expenditures. The significant free cash flow generation in the third quarter allowed the Company to repay the remaining $185.0 million of borrowings under its revolving credit facility, and further reduce its long-term debt obligations by $39.0 million as planned.

As a result of the strong cash flow generation, the Company has made additional significant changes to the capital strategy assumptions, reflecting actions the Company plans to take in the fourth quarter. The Company is now anticipating that it will increase its total debt retirement to approximately $160 million for the year by using its considerable cash flow to continue paying down its 2023 term loan, and EBITDA leverage below 1.5 times on a gross basis by the end of the year.

In September 2020, the Company announced the restart of its systematic share repurchase program, with a goal of repurchasing approximately $100 million of shares in 2020, which is consistent with the Company's target to start the year. The Company repurchased $79.1 million of shares as of September 26, 2020, of which approximately $45 million was repurchased in the third quarter, lowering the total remaining authorization to $155.7 million.

In October 2020, the Company has increased its quarterly dividend by 12.5 percent to $0.27, which represents the eighth straight year of dividend increases.

The Company estimated its effective tax rate to be between 21 and 22 percent for the year, with its cash tax rate in the low-double-digit percentage range.

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

Recent Accounting Pronouncements

Refer to Note 1 – Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements for the recent accounting pronouncements that have been adopted during the nine months ended September 26, 2020, or will be adopted in future periods.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations, estimates, and projections about Brunswick’s business and by their nature address matters that are, to different degrees, uncertain. Words such as “may,” “could,” “expect,” “intend,” “target,” “plan,” “seek,” “estimate,” “believe,” “predict,” “outlook,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this Quarterly Report on Form 10-Q. These risks include, but are not limited to: the coronavirus (COVID-19) pandemic, including, without limitation, the impact on global economic conditions and on capital and financial markets, changes in consumer behavior and demand, the potential unavailability of personnel or key facilities, modifications to the Company's operations, and the potential implementation of regulatory actions; the effect of adverse general economic conditions, including the amount of disposable income consumers have available for discretionary spending, tight consumer credit markets, and the level of consumer confidence on the demand for our products and services; our ability to successfully implement our strategic plan and growth initiatives; our ability to identify, complete, and integrate targeted acquisitions; the risk that unexpected costs will be incurred in connection with these transactions; the possibility that the expected synergies and value creation from these transactions will not be realized or will not be realized within the expected time period; having to record an impairment to the value of goodwill and other assets; changes to U.S. trade policy and tariffs; negative currency trends, including changes to exchange rates; fiscal policy concerns; adequate financing access for dealers and customers and our ability to access capital and credit markets; maintaining effective distribution; adverse economic, credit, and capital market conditions; loss of key customers; attracting and retaining skilled labor, implementing succession plans for key leadership, and executing organizational and leadership changes; inventory reductions by dealers, retailers, or independent boat builders; requirements for us to repurchase inventory; actual or anticipated increases in costs, disruptions of supply, or defects in raw materials, parts, or components we purchase from third parties, including as a result of new tariffs on raw materials, increased demand for shipping carriers, and transportation disruptions; higher energy and fuel costs; our ability to protect our brands and intellectual property; absorbing fixed costs in production; managing our manufacturing footprint; outages, breaches, or other cybersecurity events regarding our technology systems, which could result in lost or stolen information and associated remediation costs; managing our share repurchases; competitive pricing pressures; our ability to develop new and innovative products and services at a competitive price, in legal compliance with existing rules; maintaining product quality and service standards; product liability, warranty, and other claims risks; legal and regulatory compliance, including increased costs, fines, and reputational risks; changes in income tax legislation or enforcement; certain divisive shareholder activist actions; joint ventures that do not operate solely for our benefit; international business risks; and weather and catastrophic event risks.

Additional risk factors are included in the 2019 Form 10-K as supplemented in the Quarterly Report on Form 10-Q for the quarter ended March 28, 2020. Forward-looking statements speak only as of the date on which they are made, and Brunswick does not undertake any obligation to update them to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

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

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

The Company's operations and financial results are subject to certain risks and uncertainties that could adversely affect the Company’s business, financial condition, results of operations, cash flows, and the trading price of Brunswick’s common stock. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 as supplemented in the Quarterly Report on Form 10-Q for the quarter ended March 28, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has executed share repurchases against authorization approved by the Board of Directors in 2016, 2019, and 2020. In 2020, the Company repurchased $79.1 million of stock under these authorizations and as of September 26, 2020, the remaining authorization was $155.7 million.

During the three months ended September 26, 2020, the Company repurchased the following shares of its common stock:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Amount of Dollars that May Yet Be Used to Purchase Shares Under the Program
June 28 to July 25	—	$—	—
July 26 to August 22	—	—	—
August 23 to September 26	738,926	60.90	738,926	$155,728,550

Item 6.    Exhibits

31.1	Certification of CEO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUNSWICK CORPORATION
November 4, 2020	By:	/s/ RANDALL S. ALTMAN
Randall S. Altman
Vice President and Controller*

*Mr. Altman is signing this report both as a duly authorized officer and as the principal accounting officer.