Form 10-K
period 2020-12-31
BRUNSWICK CORP
filed 2021-02-16
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2020
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

As of June 27, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock of the registrant held by non-affiliates was $4,898,235,570. Such number excludes stock beneficially owned by executive officers and directors. This does not constitute an admission that they are affiliates.

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of February 11, 2021 was 77,774,754.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Report on Form 10-K incorporates by reference certain information that will be set forth in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 5, 2021.

BRUNSWICK CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
December 31, 2020

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations, estimates, and projections about Brunswick’s business and by their nature address matters that are, to different degrees, uncertain. Words such as “may,” “could,” “should,” “expect,” “anticipate,” “project,” “position,” “intend,” “target,” “plan,” “seek,” “estimate,” “believe,” “predict,” “outlook,” and similar expressions are intended to identify forward-looking statements. Forward looking statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this Annual Report on Form 10-K. These risks include, but are not limited to, those set forth under Item 1A of this Annual Report on Form 10-K. Forward-looking statements speak only as of the date on which they are made and Brunswick does not undertake any obligation to update them to reflect events or circumstances after the date of this Annual Report.

PART I

Item 1. Business

References to "we," "us," "our," the "Company," "Brunswick," and "Brunswick Corporation" refer to Brunswick Corporation and its consolidated subsidiaries unless the context specifically states or implies otherwise.

We design, manufacture, and market recreational marine products, including leading marine propulsion products, parts and accessories, and boat brands, and operate service and shared access businesses, including the world's largest boat club. Incorporated in Delaware on December 31, 1907, Brunswick has traded on the New York Stock Exchange for nearly 95 years.

Our propulsion products include marine engines and related controls, rigging, and propellers. We manufacture and distribute a broad portfolio of parts and accessories, engine parts and consumables, electrical products, and boat parts and systems for original equipment manufacturers, aftermarket parts and accessory retailers and distributors, and for internal production. The boats we make include fiberglass sport boats, cruisers, sport fishing and center-console, offshore fishing, aluminum and fiberglass fishing, pontoon, utility, deck, inflatable, tow/wake, and heavy-gauge aluminum boats. Additionally, we offer related financing services, our shared access boat club, and we continually focus on exploring, investing in, and developing opportunities to further engage consumers and improve boater experiences.

As the global leader in recreational marine, it is our intention to define the future of recreational boating through innovation and inspiration on the water. Our strategy is focused on:

•Introducing exceptional products across our strong array of brands;
•Promoting operational and quality excellence;
•Strengthening our relationships with our channel partners, suppliers, and employees;
•Accelerating customer-centric innovation and technology in products and services, including through our
ACES (Autonomy, Connectivity, Electrification & Shared Access) strategy; and
•Enhancing frictionless consumer experiences through digital engagement and advanced e-commerce capabilities.

These strategies support our aim to create exceptional experiences for customers, expand participation in recreational boating, deliver industry transforming technology, and leverage our leading marine businesses to grow earnings and enhance shareholder value. Our integrated marine business strategy is supported by a balanced capital strategy that includes allocating capital to organic growth initiatives and strategic acquisition opportunities while also managing debt levels and maturities, maintaining strong cash and liquidity positions, and continuing to return capital to shareholders through dividends and share repurchases.

Effective January 1, 2020, we changed our management reporting and updated our reportable segments to Propulsion, Parts & Accessories (P&A), and Boat to align with our strategy. The Propulsion segment manufactures and distributes marine engines and related controls, rigging, and propellers. The P&A segment includes engine parts and consumables, electrical products, boat parts and systems, and our distribution business. The Boat segment manufactures and distributes recreational boats and includes Business Acceleration, which operates Freedom Boat Club, dealer finance and ancillary services, and develops other emerging marine business models.

Refer to Note 6 – Segment Information and Note 3 – Discontinued Operations in the Notes to Consolidated Financial Statements for additional information regarding our segments and discontinued operations.

Propulsion Segment

The Propulsion segment, which we believe is a world leader in the manufacturing and sale of recreational marine engines, had 2020 net sales of $1,878.4 million.

The Propulsion segment manufactures and markets a full range of outboard, sterndrive, and inboard engines, as well as propulsion-related controls, rigging, and propellers. The Propulsion segment primarily markets under the Mercury Marine, Mercury, Mercury MerCruiser, Mariner, Mercury Racing, and Mercury Diesel brands. These products are principally sold directly to independent boat builders, local, state, and foreign governments, and Brunswick's Boat segment. In addition, the Propulsion segment sells outboard engines through a global network of more than 6,000 marine dealers and distributors, specialty marine retailers, and marine service centers.

Mercury Marine manufactures four-stroke outboard engine models ranging from 2.5 to 600 horsepower. Mercury Marine's four-stroke outboard engines include Verado, ProXS, SeaPro, and Race variations that include naturally aspirated and supercharged engines offered in a multitude of configurations designed for use in recreational, commercial, and racing applications. Mercury Marine and Mercury Racing manufacture inboard and sterndrive engine models ranging from 115 to 1,750 horsepower. Mercury Marine also manufactures two-stroke, non-DFI engines for certain markets outside the United States. Most of Mercury Marine's sterndrive and inboard engines are available with catalyst exhaust treatment and monitoring systems, and all are compliant with applicable U.S. state and federal environmental regulations. Mercury Marine's engines also comply with applicable global emissions and noise regulations.

In terms of innovation and technology development, the Propulsion segment continues to excel. In 2020, Mercury Marine launched the Bravo Four S forward-facing drive with Smart-Tow control system. Mercury Racing won an NMMA Innovation Award at the 2020 Miami International Boat Show for its 450R engine, and successfully launched the new 360APX competition four-stroke V8 outboard engine, designed for tunnel-boat racing competition on the Powerboat Formula 1 World Championship circuit. In December 2020, the Consumer Technology Association (CES) announced that Mercury's 1st Mate Marine Safety and Security System had been named a CES 2021 Innovation Awards Best of Innovation Honoree as part of an annual competition honoring outstanding design and engineering in consumer technology products.

Mercury Marine produces gasoline outboard and sterndrive engines domestically in Fond du Lac, Wisconsin. Mercury Marine manufactures 40, 50, and 60 horsepower four-stroke outboard engines in a facility in China, and produces smaller outboard engines in Japan pursuant to a joint venture with its partner, Tohatsu Corporation. Mercury Marine sources engine components from a global supply base and manufactures additional engine component parts at its Fond du Lac facility and plants in Florida and Mexico. Mercury Marine also operates a remanufacturing business for engines and service parts in Wisconsin.

The Propulsion segment continues to be dedicated to its sustainability efforts and programs:

•In 2020, for the tenth consecutive year, the Wisconsin Sustainable Business Council (Council) awarded Mercury Marine a "Green Masters" designation under a program that measures a broad range of sustainability issues including energy and water conservation, waste management, community outreach, and education.
•Mercury Marine's commitment to sustainability is highlighted in its 2019/2020 Sustainability Report, detailing specific goals Mercury Marine has met or exceeded related to energy, environment, products, and people.
•Mercury Marine was named a winner of the 2020 Energy Efficiency Excellence Award by Wisconsin's Focus on Energy program. The award honors Wisconsin businesses, organizations, and communities that make outstanding efforts toward energy efficiency.

In addition to marine engines and propulsion systems, Mercury Marine manufactures, markets, and supplies propulsion-related controls, rigging, and propellers. These products are designed for and sold to original equipment manufacturers (including Brunswick brands) and aftermarket retailers, distributors, and distribution businesses.

Intercompany sales to our Boat segment represented approximately 14 percent of the Propulsion segment's sales in 2020. Domestic demand for the Propulsion segment's products is typically seasonal, with sales generally highest in the second quarter of the calendar year.

Parts & Accessories Segment

The P&A segment consists of the Engine Parts and Accessories and the Advanced Systems Group operating segments, which are aggregated and presented as a single reportable segment. P&A manufactures and markets parts and accessories, including engine parts and consumables, electrical products, and boat parts and systems, and supplies parts and accessories through the distribution business. These products are designed for and sold mostly to aftermarket retailers, distributors, and distribution businesses, as well as original equipment manufacturers (including Brunswick brands) for both marine and non-marine markets. The P&A segment had 2020 net sales of $1,508.8 million.

Branded Engine Parts and Accessories include consumables, such as engine oils and lubricants, and are sold under the Mercury, Mercury Precision Parts, Quicksilver, and Seachoice brands. Engine Parts and Accessories distribution businesses include Land 'N' Sea, Kellogg Marine Supply, Lankhorst Taselaar, BLA, and Payne's Marine Group. These businesses are leading distributors of both third party and Company marine parts and accessories throughout North America, Europe, and Asia-Pacific, offering same-day or next-day delivery service to a broad array of marine service facilities.

Brunswick formed the Advanced Systems Group (ASG) effective January 1, 2020. ASG includes the collection of brands acquired with Power Products in 2018 and certain other parts and accessories brands. ASG conducts business under the Ancor, Attwood, BEP, Blue Sea Systems, CZone, DelCity, Garelick, Lenco Marine, Marinco, Mastervolt, MotorGuide, NAUTIC-On, ParkPower, Progressive Industries, ProMariner, and Whale brand names. ASG products include marine electronics and control systems, instruments, trolling motors, fuel systems, and electrical systems, as well as specialty vehicle, mobile, and transportation aftermarket products.

The P&A segment is similarly invested in developing innovative products. In 2020, Attwood launched several new products, including the all new Sahara Mk2 Automatic Bilge Pump Series, which won a 2020 IBEX Innovation Award in the Mechanical Systems Category. Progressive Industries developed a Portable Surge Protector Kit which protects recreational vehicles (RVs) from faulty pedestal wiring and dangerous power surges, and has been named the Aftermarket Product of the Year by the RV Industry Association (RVIA). The P&A businesses are also engaged in sustainability efforts, including focusing on electrification initiatives and reducing packaging.

P&A's manufacturing and distribution facilities are primarily located in North America, Europe, Australia, and New Zealand. Intercompany sales to our Boat segment represented approximately 2 percent of the segment's sales in 2020. Domestic demand for the P&A segment's products is typically seasonal, with sales generally highest in the second quarter of the calendar year.

Boat Segment

The Boat segment consists of the Brunswick Boat Group, which manufactures and distributes recreational boats, and Business Acceleration, which provides innovative service models, shared access solutions, dealer services, and emerging technology to attract a wide range of customers to the marine industry. We believe that the Boat segment, which had net sales of $1,250.3 million during 2020, is a world leader in the manufacture and sale of pleasure motorboats.

The Boat segment manages Brunswick's boat brands; evaluates and optimizes the Boat segment's boat portfolio; promotes recreational boating services and activities to enhance the consumer experience and dealer profitability, including through its Business Acceleration initiatives; and speeds the introduction of new technologies into boat manufacturing and design processes.

The Boat Group designs, manufactures, and markets the following boat brands and products: Sea Ray sport boats and cruisers; Bayliner sport cruisers and runabouts; Boston Whaler fiberglass offshore boats; Lund fiberglass fishing boats; Crestliner, Cypress Cay, Harris, Lowe, Lund, and Princecraft aluminum fishing, utility, pontoon boats, and deck boats; Heyday tow/wake boats; and Thunder Jet heavy-gauge aluminum boats. The Boat segment procures substantially all of its outboard engines, gasoline sterndrive engines, and gasoline inboard engines from Brunswick's Propulsion segment.

The Boat Group also includes Brunswick boat brands based in Europe and Asia-Pacific, which include Quicksilver, Uttern, and Rayglass (including Protector and Legend) that are typically equipped with Mercury Marine engines and often include other parts and accessories supplied by the Propulsion and P&A segments.

The Boat segment's manufacturing facilities include Florida, Indiana, Minnesota, Missouri, Tennessee, Washington, Canada, Mexico, New Zealand, and Portugal. The Boat Group also uses two contract manufacturing facilities in Poland.

The Boat Group continues to invest in new product development, innovation, and services, experiences, and products for the next generation of boaters. Sea Ray won a National Marine Manufacturers Association Innovation Award at the 2020 Miami International Boat Show for its groundbreaking SLX-R 400e outboard which debuted at CES earlier in the year. In addition, the Bayliner Trophy 22CC was named a finalist for the prestigious European Powerboat of the Year Award for 2021, and the Quicksilver 805 Pilothouse won the Best of Boats 2020 Award.

The Boat Group is also advancing its sustainability initiatives, with our Fort Wayne Operations achieving Zero Waste to Landfill Status in 2020, with more than 90% of the plant's waste materials being recycled, reused, or otherwise sustainably eliminated. Forbes named Brunswick on its annual list of America's Best-In-State Employers 2020 in Minnesota, where the Boat Group's New York Mills Operation is located, and the Minneapolis Star Tribune named the New York Mills Operation a Top 150 Workplace in 2020 for the second consecutive year. In 2020, we also announced the formation of Ripl, a consumer advisory board dedicated to shaping the future of recreational boating through perspectives of boating and other marine consumers.

The Boat Group sells its products through a global network of more than 1,300 dealers and distributors, with some dealers operating in more than one location and some dealers carrying more than one of our boat brands. Sales to the Boat Group's largest dealer, MarineMax, Inc., which has multiple locations and carries a number of the Boat Group's product lines, represented approximately 27 percent of Boat Group sales in 2020. Domestic demand for pleasure boats is typically seasonal, with sales generally highest in the second quarter of the calendar year.

Business Acceleration

The Business Acceleration Group is dedicated to developing emerging and disruptive business models, focusing on services and subscriptions, engaging the next generation of boaters, and investing in early-stage innovative marine companies. Business Acceleration businesses accounted for 3 percent of Boat segment sales in 2020.

Business Acceleration businesses include Freedom Boat Club (FBC), which we believe is the world's leading boat club network. FBC is made up of more than 250 Company-owned and franchised boat club locations across the U.S., Canada, and Europe. These locations sell memberships comprised of an initiation fee and ongoing monthly payment in exchange for which members gain shared access to their local club’s diverse fleet of boats and reciprocal privileges at other FBC locations. We believe this boat club membership model provides access to the boating lifestyle in a way that attracts new entrants, keeps disaffected boaters in the fold, and helps grow the broader boating community. FBC also provides a channel for sales of our boats, marine engines, parts and accessories, and various other services we offer. In 2020, Entrepreneur Magazine named FBC among the 150 "Top Growth Franchises," an award for companies that have achieved the greatest positive franchisee unit growth in North America over a three-year period.

The Business Acceleration Group also includes Boating Services Network, a dealer finance and ancillary service business unit that provides floor plan finance through Brunswick Acceptance Company (USA) and Brunswick Commercial Finance (Canada), retail finance through Blue Water Finance and Mercury Repower Finance, retail extended warranties under the Passport and Passport Premier brands through Brunswick Product Protection Corporation, retail insurance through Boater's Choice Insurance, and close to 50 name brand marine dealer service providers through Brunswick Dealer Advantage. Each offering allows us to deliver a more complete line of financial services and product offerings to our boat and marine engine dealers and their customers. See the "Financing Joint Venture" section below for details about our related financing joint venture that operates closely with the Boating Services Network.

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

The JV Agreement contains a financial covenant that conforms to the maximum leverage ratio test in the Credit Facility described in Note 16 – Debt in the Notes to Consolidated Financial Statements. The JV Agreement contains provisions allowing for the renewal of the JV Agreement or the purchase of the other party's interest in the joint venture at the end of its term. Alternatively, either partner may terminate the JV Agreement at the end of its term.

Refer to Note 10 – Financing Joint Venture in the Notes to Consolidated Financial Statements for more information about our financial services offered through BAC.

Distribution

We utilize independent distributors, dealers, and retailers (Dealers) for the majority of our boat sales and some sales of marine engines as well. We have over 16,000 active Dealers serving our business segments worldwide. Our marine Dealers typically carry one or more of the following product categories: boats, engines, and parts and accessories.

We own Land 'N' Sea, Kellogg Marine Supply, Payne's Marine Group, BLA, and Lankhorst Taselaar, which comprise our primary P&A distribution platforms. We believe that these businesses, collectively, are leading distributors of marine parts and accessories, with a network of distribution warehouses located throughout the markets they service, offering same-day or next-day delivery service to a broad array of marine service facilities and Dealers.

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

Technology and Innovation

We believe Brunswick is uniquely positioned to define the future of the global marine industry. We are continuously and consistently innovating the future of recreational boating through growing service, connectivity, and alternative participation capabilities and businesses. To support our goal, we have established cross functional and cross business investments and initiatives, and hired new leaders with strong technology experience. We continue to develop solutions to further improve boater experiences both by advancing the efficiency and capabilities of our core product lines and through our ACES strategy. An example of this strategy is Mercury's Joystick Piloting System with advanced capabilities, including docking assistance. In addition, we continue to invest in electrification technology, personnel, and programs. The Fathom e-Power system, introduced in 2020 on the Sea Ray SLX-R 400e Outboard model, replaces a traditional gas-powered generator with a first-of-its-kind boat electrification feature. The Fathom system includes a high-capacity lithium-ion battery pack with an intuitive power management system to power the boat’s accessory systems for a longer, quieter, and more eco-friendly day on the water. We are driving the implementation of a full portfolio of 'digital first' initiatives that span our business units and product categories, and the consistent expansion of Freedom Boat Club demonstrates our commitment to shared access models. We also continue to partner with TechNexus Holdings, LLC to identify and incubate innovative start-up ventures with strategic marine applications to help drive long-term growth.

International Operations

Non-U.S. sales are set forth in Note 6 – Segment Information and Note 2 – Revenue Recognition in the Notes to Consolidated Financial Statements and are also included in the table below, which details our non-U.S. sales by region:

(in millions)	2020	2019	2018
Europe	$550.1	$516.7	$494.3
Canada	246.3	279.9	287.3
Asia-Pacific	383.9	274.9	262.0
Rest-of-World	169.2	165.8	159.3
Total	$1,349.5	$1,237.3	$1,202.9
Total International Sales as a Percentage of Net Sales	31%	30%	29%

We transact a portion of our sales in non-U.S. markets in local currencies, while a meaningful portion of our product costs are denominated in U.S. dollars as a result of our U.S. manufacturing operations. As a result, the strengthening or weakening of the U.S. dollar affects the financial results of our non-U.S. operations.

Propulsion non-U.S. sales represented approximately 47 percent of our non-U.S. sales in 2020. The segment's principal non-U.S. operations include the following:

•Distribution, sales, service, engineering, or representative offices in Australia, Belgium, Brazil, Canada, China, Dubai, Finland, France, Italy, Japan, New Zealand, the Netherlands, Norway, Russia, Singapore, Sweden, and Switzerland;
•Light assembly facilities in Mexico;
•An outboard engine assembly plant in Suzhou, China; and
•An outboard engine assembly plant operated by a joint venture in Japan.

P&A non-U.S. sales comprised approximately 31 percent of our non-U.S. sales in 2020. P&A's principal non-U.S. operations include manufacturing and distribution facilities in Europe, Australia, New Zealand, and Mexico.

Boat non-U.S. sales comprised approximately 22 percent of our non-U.S. sales in 2020. The Boat Group manufactures or assembles a portion of its products in Canada, Mexico, New Zealand, and Portugal, as well as in boat plants owned and operated by third parties in Poland that perform contract manufacturing for us, which are sold mostly in international markets through Dealers. The Boat Group has sales or import offices in Belgium, Canada, France, Italy, the Netherlands, New Zealand, Norway, Poland, and Sweden. Of our boat sales in Canada and Europe, approximately 48 percent and 92 percent of the units, respectively, were produced in the region.

Raw Materials and Supplies

We purchase a wide variety of raw materials from our supplier base, including commodities such as aluminum, resins, oil, and steel, as well as product parts and components, such as engine blocks and boat windshields. The prices for these raw materials, parts, and components fluctuate depending on market conditions. Significant increases in the cost of such materials would raise our production costs, which could reduce profitability if we did not recoup the increased costs through higher product prices or improved efficiencies.

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

In Propulsion, patent rights principally relate to features of outboard engines and inboard-outboard drives, hybrid drives, and pod drives, including: die-cast powerheads; cooling and exhaust systems; drivetrain, clutch, and gearshift mechanisms; boat/engine mountings; shock-absorbing tilt mechanisms; ignition systems; propellers; marine vessel control systems; fuel and oil injection systems; supercharged engines; outboard mid-section structures; segmented cowls; hydraulic trim, tilt and steering; screw compressor charge air cooling systems; a range of proprietary metal alloys; and airflow silencers.

In P&A, patent rights principally relate to features of trolling motors as well as parts and accessories for marine and recreational vehicles.

Boat patent rights principally relate to processes for manufacturing fiberglass hulls, decks, and components for boat products, as well as patent rights related to boat design, features, and components.

In addition to "Brunswick," the following are our principal trademarks and brands:

Propulsion: Axius, Mariner, MerCruiser, Mercury, Mercury Marine, Mercury Propellers, Mercury Racing, OptiMax, SeaPro, SmartCraft, Sport-Jet, Valiant, Verado, VesselView, and Zeus.

P&A: Ancor, Attwood, BEP, Blue Sea Systems, CZone, Del City, FulTyme RV, Garelick, Kellogg Marine Supply, Land 'N' Sea, Lenco Marine, Marinco, Mastervolt, Mercury Precision Parts, MotorGuide, NAUTIC-ON, ParkPower, Power Products, Progressive Industries, ProMariner, Quicksilver, Seachoice, Swivl-Eze, Talamex, and Whale.

Boat: Bayliner, Boston Whaler, Crestliner, Cypress Cay, Freedom Boat Club, Harris, Heyday, Legend, Lowe, Lund, Master Dealer, Princecraft, Protector, Quicksilver, Rayglass, Sea Ray, Thunder Jet, and Uttern.

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

 The following summarizes our competitive position in each segment:

Propulsion: We believe the Propulsion segment is a world leader in the manufacture and sale of recreational and commercial marine engines and related controls, rigging, and propellers. The marine engine market is highly competitive among several major international companies that comprise the majority of the market, including Japanese-based outboard engine manufacturers, as well as several smaller companies including Chinese manufacturers. Competitive advantage in this segment is a function of product features, technological leadership, quality, service, pricing, performance, manufacturing capabilities, depth of product portfolio, intuitive product controls, and durability, along with effective promotion and distribution.

P&A: We believe the P&A segment is a world leader in manufacturing, marketing, and distributing parts and accessories, including engine parts and consumables, electrical products, and boat parts and systems. The parts and accessories and distribution market is highly competitive and fragmented. Our competitive advantage in this market includes our product breadth, proprietary parts and technology, global distribution network, extensive portfolio of recognized brands, sales team, delivery timing, and service.

Boat: We believe the Boat segment is a world leader in the manufacture and sale of pleasure motorboats. There are several major manufacturers of pleasure and offshore fishing boats, along with hundreds of smaller manufacturers. However, few major manufacturers compete in the breadth of categories or geographies in which our Boat segment competes. Consequently, this business is highly competitive by category but also highly fragmented. In all of our boat operations, we compete on the bases of product features, technology, quality, brand strength, dealer service, pricing, performance, value, durability and styling, along with effective promotion and distribution. In addition, we believe Freedom Boat Club is the largest operator of boat club locations in the world, with more than 250 locations, either Company-owned or franchised. This operating model providers boaters a unique and lower cost means to participate in boating.

Human Capital Resources

Our business strategy relies on attracting, training, developing, and retaining a skilled workforce. We provide opportunities for continuous learning and development, such as Brunswick University, a program that offers courses in leadership and innovation, effective communication, and strategic thinking. In addition, we have instituted rotational leadership programs to attract, develop, and retain management and financial talent. We recognize that we operate in competitive marketplaces when it comes to finding top talent, particularly in technical fields. We strive to offer our employees career-specific tools and resources and support development opportunities through apprenticeships and robust training opportunities.

Employee safety is a top priority. We foster an environment with a strong emphasis on understanding, proactively identifying, and addressing potential safety risks in our business and operations. With respect to the current COVID-19 pandemic, we have updated and implemented our pandemic plans and operations to ensure the continuation of safe and reliable service to customers and to maintain the safety of our employees, as well as to incorporate any new governmental guidance, rules, and regulations regarding workplace safety.

Our compensation philosophy is to encourage performance that creates sustainable, long-term shareholder value, motivates achievement of financial and strategic goals, attracts, retains, and motivates talent, and reinforces our pay-for-performance culture. We continuously evolve our benefits programs, for example, by implementing paid parental leave and by instituting a long-standing, robust wellness program to encourage employees to build and maintain healthy lifestyles.

We are dedicated to enhancing diversity and inclusion in our workforce, because we believe both are key to the most successful business outcomes. We strive to embrace a global, ethical, and respectful work culture. In 2020, we established an enterprise-wide Diversity, Equity and Inclusion (DEI) team, designed to influence our actions and collectively drive progress to ensure DEI becomes more clearly visible and firmly embedded in our workplace culture. Also in 2020, we were proud that Forbes named Brunswick to its lists of Best Employers for Veterans and Women and America's Best-in-State Employers for both Wisconsin and Minnesota.

As of December 31, 2020, we employed 14,382 people around the world. Less than 20% of our U.S. employees belong to labor unions, and we believe that the relationships between our employees, the unions, and the Company remain stable. The collective bargaining agreement between Mercury Marine and its largest union, the International Association of Machinists and Aerospace Workers (IAM) Lodge 1947, remains in place until August 26, 2023.

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

Item 1A.  Risk Factors

Our operations and financial results are subject to certain risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.
RISKS RELATED TO ECONOMIC AND MARKET CONDITIONS

Worldwide economic conditions significantly affect our industries and businesses, and economic decline can materially impact our financial results.

In times of economic uncertainty or recession, consumers tend to have less discretionary income and to defer significant spending on non-essential items, which may adversely affect our financial performance. Although portions of the marine industry have experienced positive trends as a result of the unique consumer environment resulting from the COVID-19 pandemic, these trends may not continue, and the accompanying economic uncertainty caused by the pandemic may lead to unfavorable business outcomes. We continue to develop our portfolio with new and/or expanded technologies, business models, services, and solutions that are less susceptible to economic cycles, but a portion of our business remains cyclical and sensitive to consumer spending on new engines, boats, and associated parts and accessories.

Deterioration in general economic conditions that in turn diminishes consumer confidence or discretionary income may reduce our sales, or we may decide to lower pricing for our products, thus adversely affecting our financial results, including increasing the potential for future impairment charges. Further, most of our products are recreational, and consumers’ limited discretionary income in times of economic hardship may be diverted to other activities that occupy their time, such as other forms of recreational, religious, cultural, or community activities. We cannot predict the strength of global economies or the timing of economic recovery, either worldwide or in the specific markets in which we compete.

Fiscal concerns and policy changes may negatively impact worldwide economic and credit conditions and adversely affect our industries, businesses, and financial condition.

Fiscal policy could have a material adverse impact on worldwide economic conditions, the financial markets, and availability of credit and, consequently, may negatively affect our industries, businesses, and overall financial condition. Customers often finance purchases of our products, particularly boats, and as interest rates rise, the cost of financing the purchase also increases. While credit availability is adequate to support demand and interest rates remain relatively low, if credit conditions worsen and adversely affect the ability of customers to finance potential purchases at acceptable terms and interest rates, it could result in a decrease in sales or delay improvement in sales.

Adverse credit and capital market conditions could have a negative impact on our financial results.
Adverse global economic conditions, market volatility, and regulatory uncertainty could lead to volatility and disruptions in the capital and credit markets. We may rely on short-term capital markets to meet our working capital requirements, fund capital expenditures, pay dividends, or fund employee benefit programs, and we maintain short-term borrowing facilities that can be used to meet these capital requirements. In addition, over the long term, we may determine that it is necessary to access the capital markets to refinance existing long-term indebtedness or to raise capital for other initiatives. Adverse economic, credit, and capital market conditions could negatively affect our ability to access capital and credit markets or increase the cost to do so, which could adversely impact our business, financial results, and competitive position.

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

In addition, our independent boat builder customers may react negatively to potential competition for their products from Brunswick's own boat brands, which can lead them to purchase marine engines, boat systems, and marine engine supplies from competing marine engine manufacturers and may negatively affect demand for our products.

RISKS RELATED TO OUR BUSINESS AND OPERATIONS

Actual or potential public health emergencies, epidemics, or pandemics, such as the current coronavirus (COVID-19) pandemic, could have a material adverse effect on our business, results of operations, or financial condition.

The impact of actual or potential public health emergencies, epidemics, or pandemics on the Company, our suppliers, dealers, and customers, and the general economy could be wide-ranging and significant, depending on the nature of the issue, governmental actions taken in response, and the public reaction. The impact of the current COVID-19 pandemic includes illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in economic activity, widespread unemployment, and supply chain interruptions, which collectively have caused significant disruptions to global economies and financial markets.

Despite the COVID-19 pandemic, demand in our products increased in the last two fiscal quarters of 2020 versus the same periods in 2019, but the pandemic could result in future significant volatility in demand, positively or negatively, for one or more of our products. Demand volatility may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine, or other travel restrictions; dealership closures due to illness or government restrictions; a reduction in boating activity as a result of governmental actions or self-quarantine measures; shifts in demand away from discretionary products; and reduced options for marketing and promotion of products or other restrictions in connection with COVID-19. If such events occurred over a prolonged period, they could increase our costs and difficulty of operating our business, including accurately planning and forecasting for our operations and inventory levels, which may adversely impact our results.

The COVID-19 pandemic has resulted in, and may continue to result in, disruption, uncertainty, and volatility in the global financial and credit markets. Such volatility could impact our access to capital resources and liquidity in the future, including making credit difficult to obtain or only available on less favorable terms. The COVID-19 pandemic may continue to have an impact on our operations, which could be material. For example, many of our facilities have experienced absenteeism caused by illness or quarantine measures. The continuing impact on our business operations could include, but are not limited to, significant numbers of employees contracting COVID-19; facility closures as a result of state and local "shelter-in-place" orders, safety precautions, employee illness, or self-quarantine measures; reductions in our operating effectiveness as our employees work from home or as a result of new workplace safety measures; unavailability of key personnel necessary to conduct our business activities; project delays; and supply chain or distribution interruptions and constraints. Additionally, we rely on original equipment manufacturers, dealers, and distributors to market and sell most of our products, and effects on their businesses or financial condition as a result of the COVID-19 pandemic could result in various adverse operational impacts including, but not limited to, lower sales, delayed cash payments, interrupted customer warranty service, and increased credit risk.

Our efforts to manage, mitigate, and remedy these impacts may prove unsuccessful as the ultimate impact of the COVID-19 pandemic depends on factors beyond our knowledge or control, including the duration and severity of the pandemic, public safety actions taken by government authorities, long-term economic recovery, and resulting consumer response.

Successfully managing our manufacturing activity is critical to our operating and financial results.

Over the past several years, we have made strategic capital investments in capacity expansion activities to successfully capture growth opportunities and enhance product offerings, including expansions at Mercury Marine in Fond du Lac, Wisconsin and Boston Whaler in Edgewater, Florida. We also continue to implement manufacturing efficiency enhancements that are important to our success. Conversely, we may make decisions to reduce our manufacturing footprint in accordance with our business strategy. We must carefully manage these capital improvement projects, expansions, efficiency enhancements, and any consolidation efforts to ensure they meet cost targets, comply with applicable environmental, safety, and other regulations, and uphold high-quality workmanship.
Moving production to a different plant, expanding capacity at an existing facility, or ceasing production at a facility involves risks, including difficulties initiating production within the cost and timeframe estimated, supplying product to customers when expected, integrating new products, and attracting sufficient skilled workers to handle additional production demands. If we fail to meet these objectives, it could adversely affect our ability to meet customer demand for products and increase the cost of production versus projections, both of which could result in a significant adverse impact on operating and financial results. Additionally, plant consolidation or expansion can result in manufacturing inefficiencies, additional expenses, including higher wages or severance costs, and cost inefficiencies, which could negatively impact financial results.
Adverse weather conditions and climate change events can have a negative effect on revenues.

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

Catastrophic events, including natural and environmental disasters, acts of terrorism, or civil unrest, could have a negative effect on our operations and financial results.

Hurricanes, floods, earthquakes, storms, and catastrophic natural or environmental disasters, as well as acts of terrorism or civil unrest, could disrupt our distribution channel, operations, or supply chain and decrease consumer demand. If a catastrophic event takes place in one of our major sales markets, our sales could be diminished. Additionally, if such an event occurs near our business locations, manufacturing facilities or key supplier facilities, business operations, and/or operating systems could be interrupted. We could be uniquely affected by weather-related catastrophic events due to the location of certain of our boat facilities in coastal Florida and the size of the manufacturing operation in Fond du Lac, Wisconsin.

A significant portion of our revenue is derived from international sources, which creates additional uncertainty.

We intend to continue to expand our international operations and customer base as part of our growth strategy. Sales outside the United States, especially in emerging markets, are subject to various risks, including government embargoes or foreign trade restrictions, foreign currency effects, tariffs, customs duties, inflation, difficulties in enforcing agreements and collecting receivables through foreign legal systems, compliance with international laws, treaties, and regulations, and unexpected changes in regulatory environments, disruptions in distribution, dependence on foreign personnel and unions, economic and social instability, and public health crises, including the outbreak of pandemic or contagious disease, such as

COVID-19. In addition, there may be tax inefficiencies in repatriating cash from non-U.S. subsidiaries, or tax laws that affect this process may change.

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

The decision of the United Kingdom (UK) to exit from the European Union (EU) (Brexit) could cause disruptions to, and create uncertainty surrounding, our business, which could affect our relationships with existing and potential customers. In addition, new rules in place in January 2021 in response to the December 2020 agreement reached between the EU and UK could lead to legal uncertainty and potentially divergent national laws and regulations, as the UK determines which EU laws to replace or replicate. We cannot predict what consequences Brexit may have on regulations applicable to our business or on our future operations.

In addition, political and economic uncertainty and shifts pose risks of volatility in other global markets, which could affect our operations and financial results. Changes in U.S. policy regarding foreign trade or manufacturing may create negative sentiment about the U.S. among non-U.S. customers, employees, or prospective employees, which could adversely affect our business, sales, hiring, and employee retention. If we continue to expand our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other risks, which could materially impact international operations or the business as a whole.

Our ability to remain competitive depends on successfully introducing new products and services that meet customer expectations.

We believe that our customers look for and expect quality, innovation, and advanced features when evaluating and making purchasing decisions about products and services in the marketplace. Our ability to remain competitive and meet our growth objectives may be adversely affected by difficulties or delays in product development, such as an inability to develop viable new products or customer solutions, gain market acceptance of new products, generate sufficient capital to fund new product development, or obtain adequate intellectual property protection for new products. To meet ever-changing consumer demands, both timing of market entry and pricing of new products are critical. As a result, we may not be able to introduce new products that are necessary to remain competitive in all markets that we serve. Furthermore, we must continue to meet or exceed customers' expectations regarding product quality and after-sales service or our operating results could suffer.

Our ability to meet demand in a rapidly changing environment may adversely affect our results of operations.

Production and sales levels throughout 2020 fluctuated due in large part to the COVID-19 pandemic. Although we have remained focused on applying and enhancing our COVID-19 health and safety protocols while continuing to ramp-up global production, our businesses may experience difficulty in adapting to the rapidly changing production and sales volumes. We may not be able to recruit or maintain sufficient skilled labor or our suppliers may not be able to deliver sufficient quantities of parts and components for us to match production with rapid changes in forecasted demand. In addition, consumers may pursue other recreational activities if dealer pipeline inventories fall too low and it is not convenient to purchase our products, consumers may purchase from competitors, or our fixed costs may grow in response to increased demand. A failure to adjust dealer pipeline inventory levels to meet demand could adversely impact our results of operations.

Loss of key customers could harm our business.

In each segment, we have important relationships with key customers, including White River Marine Group, LLC and MarineMax, Inc. From time to time, contracts with these customers come up for renewal. We cannot be certain we will renew such contracts, or renew them on favorable terms. If we lose a key customer, or a significant portion of its business, we could be adversely affected. In addition, certain customers could try to negotiate more favorable pricing of our products, which could depress earnings. In an effort to mitigate the risk associated with reliance on key customer accounts, we continually monitor such relationships and maintain a complete and competitive product lineup.

Our financial results may be adversely affected by our third party suppliers' increased costs or inability to meet required production levels due to increased demand or disruption of supply of raw materials, parts, and product components.

We rely on third parties to supply raw materials used in the manufacturing process, including oil, aluminum, copper, steel, and resins, as well as product parts and components. The prices for these raw materials, parts, and components fluctuate depending on market conditions and, in some instances, commodity prices or trade policies, including tariffs. Substantial increases in the prices of raw materials, parts, and components would increase our operating costs, and could reduce our profitability if we are unable to recoup the increased costs through higher product prices or improved operating efficiencies. Similarly, if a critical supplier were to close its operations, cease manufacturing, or otherwise fail to deliver an essential component necessary to our manufacturing operations, that could detrimentally affect our ability to manufacture and sell our products, resulting in an interruption in business operations and/or a loss of sales.

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
Some additional supply risks that could disrupt our operations, impair our ability to deliver products to customers, and negatively affect our financial results include:
•an outbreak of disease or facility closures due to the COVID-19 pandemic, or similar public health threat;
•a deterioration of our relationships with suppliers;
•events such as natural disasters, power outages, or labor strikes;
•financial pressures on our suppliers due to a weakening economy or unfavorable conditions in other end markets;
•supplier manufacturing constraints and investment requirements; or
•disruption at major global ports and shipping hubs.

These risks are exacerbated in the case of single-source suppliers, and the exclusive supplier of a key component could potentially exert significant bargaining power over price, quality, warranty claims, or other terms.
We continue to increase production; consequently, our need for raw materials and supplies continues to increase. Our suppliers must be prepared to ramp-up operations and, in many cases, hire additional workers and/or expand capacity in order to fulfill our orders and those of other customers. Cost increases, defects, or sustained interruptions in the supply of raw materials, parts, or components due to delayed start-up periods our suppliers experience as they increase production efforts create risks to our operations and financial results. The Company experienced periodic supply shortages and increases in costs to certain materials in 2020. We continue to address these issues by identifying alternative suppliers for key materials and components, working to secure adequate inventories of critical supplies, and continually monitoring the capabilities of our supplier base. In the future, however, we may experience shortages, delayed delivery, and/or increased prices for key materials, parts, and supplies that are essential to our manufacturing operations.
We have a fixed cost base that can affect our profitability if demand decreases.

The fixed cost levels of operating production facilities can put pressure on profit margins when sales and production decline. We have maintained discipline over our fixed cost base, and improvements in gross margin can help mitigate the risks related to a fixed cost base. However, our profitability is dependent, in part, on our ability to absorb fixed costs over an increasing number of products sold and shipped. Decreased demand or the need to reduce inventories can lower our production levels and impact our ability to absorb fixed costs, consequently materially impacting our results.

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

RISKS RELATED TO OUR STRATEGIC PLANS

Failure to successfully implement our strategic plan and growth initiatives could have a material adverse effect on our business and financial condition.

Our ability to continue generating strong cash flow and profits depends partly on the sustained successful execution of our strategic plan and growth initiatives, including optimizing our business and product portfolio, making acquisitions, improving operating efficiency, and expanding into new adjacent markets. To address risks associated with our plan and growth initiatives, we have established processes to regularly review, manage, and modify our plans, and we believe we have appropriate oversight to monitor initiatives and their impact. However, our strategic plan and growth initiatives may require significant investment and management attention, which could result in the diversion of these resources from the core business and other business issues and opportunities. Additionally, any new initiative is subject to certain risks, including customer acceptance, competition, the ability to manufacture products on schedule and to specification, the ability to create the necessary supply chain, and/or the ability to attract and retain qualified management and other personnel. There is no assurance that we will be able to develop and successfully implement our strategic plan and growth initiatives in a manner that fully achieves our strategic objectives.
Our business and operations are dependent on the expertise of our key contributors, our successful implementation of succession plans, and our ability to attract and retain management employees and skilled labor.

The talents and efforts of our employees, particularly key managers, are vital to our success. Our management team has significant industry experience and would be difficult to replace. We may be unable to retain them or to attract other highly qualified employees. Failure to hire, develop, and retain highly qualified and diverse employee talent and to develop and implement an adequate succession plan for the management team could disrupt our operations and adversely affect our business and our future success. During 2020, we added several new members to our senior leadership team, including our Chief Financial Officer, President of the Boat Group, President of the Advanced Systems Group, Vice President - Enterprise Technologies, and Chief Information Officer. We perform an annual review of management succession plans with the Board of Directors, including reviewing executive officer and other important positions to substantially mitigate the risk associated with key contributor transitions, but we cannot ensure that all transitions will be implemented successfully.

Our ability to continue to execute our growth strategy could potentially be adversely affected by the effectiveness of organizational changes. Any disruption or uncertainty resulting from such changes could have a material adverse impact on our business, results of operations, and financial condition.

Much of our future success depends on, among other factors, our ability to attract and retain skilled labor. In 2020, nearly all facilities sought to increase production and to hire and retain sufficient skilled hourly labor to meet increased demand for our products. In the future, if we are not successful in these efforts, we may be unable to meet our operating goals and plans, which may impact our financial results. We continually invest in automation and improve our efficiency, but availability and retention of skilled hourly workers remains critical to our operations. In order to manage this risk, we regularly monitor and make improvements to wages and benefit programs, as well as develop and improve recruiting, training, and safety programs to attract and retain an experienced and skilled workforce.

An inability to identify and complete targeted acquisitions could negatively impact financial results.

Our growth initiatives include making strategic acquisitions, which depend on the availability of suitable targets at acceptable terms and our ability to complete the transactions. In managing our acquisition strategy, we conduct rigorous due diligence, involve various functions, and continually review target acquisitions, all of which we believe mitigates some of our acquisition risks. However, we cannot assure that suitable acquisitions will be identified or consummated or that, if consummated, they will be successful. Acquisitions include a number of risks, including our ability to project and evaluate market demand, realize potential synergies and cost savings, and make accurate accounting estimates, as well as diversion of management attention. Uncertainties exist in assessing the value, risks, profitability, and liabilities associated with certain businesses or assets, negotiating acceptable terms, obtaining financing on acceptable terms, and receiving any necessary regulatory approvals. As we continue to grow, in part, through acquisitions, our success depends on our ability to anticipate and effectively manage these risks. Our failure to successfully do so could have a material adverse effect on our financial condition and results of operations.

The inability to successfully integrate acquisitions could negatively impact financial results.

Our strategic acquisitions pose risks, such as our ability to project and evaluate market demand; maximize potential synergies and cost savings; make accurate accounting estimates; and achieve anticipated business objectives. Our recent acquisitions of Power Products and Freedom Boat Club, and other acquisitions we may complete in the future, present these and other integration risks, including:

•disruptions in core, adjacent, or acquired businesses that could make it more difficult to maintain business and operational relationships, including customer and supplier relationships;
•the possibility that the expected synergies and value creation will not be realized or will not be realized within the expected time period;
•the risk that unexpected costs and liabilities will be incurred;
•diversion of management attention; and
•difficulties retaining employees.

If we fail to timely and successfully integrate new businesses into existing operations, we may see higher costs, lost sales, or otherwise diminished earnings and financial results.
There can be no assurance that strategic divestitures or restructurings will provide business benefits.

As part of our strategy, we continuously evaluate our portfolio of businesses to further maximize shareholder value. In recent years, we have divested our Fitness and Bowling businesses and restructured our Sea Ray business to remove Sport Yachts and Yachts from the portfolio. We have previously and may in the future make other changes to our portfolio, and the changes may be material. Divestitures involve risks, including difficulties in the separation of operations, services, products, and personnel, disruption in our operations or businesses, finding a suitable purchaser, the diversion of management's attention from our other businesses, the potential loss of key employees, adverse effects on relationships with our dealer or supplier partners or their businesses, the erosion of employee morale or customer confidence, and the retention of contingent liabilities related to the divested business. If we do not successfully manage the risks associated with divestitures, our business, financial condition, and results of operations could be adversely affected as the potential strategic benefits may not be realized or may take longer to realize than expected.

RISKS RELATED TO OUR DEALERS, DISTRIBUTORS, AND FRANCHISEES

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

Although at present we believe dealer health to be generally favorable, weakening demand for marine products could hurt our dealers’ financial performance. In particular, reduced cash flow from decreases in sales and tightening credit markets could impair dealers' ability to fund operations. Inability to fund operations can force dealers to cease business, and we may be unable to obtain alternate distribution in the vacated market. An inability to obtain alternate distribution could unfavorably affect our net sales through reduced market presence. If economic conditions deteriorate, we anticipate that dealer failures or voluntary market exits would increase, especially if overall retail demand materially declines.

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

Many factors continue to influence the availability and terms of financing that our dealer floorplan financing providers offer, including:
•their ability to access certain capital markets, such as the securitization and the commercial paper markets, and to fund their operations in a cost effective manner;
•the performance of their overall credit portfolios;
•their willingness to accept the risks associated with lending to marine dealers;
•the overall creditworthiness of those dealers; and
•the overall aging and level of pipeline inventories.

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

Future declines in marine industry demand could cause an increase in repurchase activity, or could require us to incur losses in excess of established reserves. In addition, our cash flow and loss experience could be adversely affected if repurchased inventory is not successfully distributed to other dealers in a timely manner, or if the recovery rate on the resale of the product declines. The finance companies could require changes in repurchase or recourse terms that would result in an increase in our contractual contingent obligations.

Inventory reductions by major dealers, retailers, and independent boat builders could adversely affect our financial results.

If demand begins to trail forecasted levels or if new product introductions are expected to replace existing products, the Company and our dealers, retailers, and other distributors could decide to reduce the number of units they hold. These actions could result in wholesale sales reductions in excess of retail sales reductions and would likely result in lower production levels of certain of our products, potentially causing lower rates of absorption of fixed costs in our manufacturing facilities and lower margins. While we have processes in place to help manage dealer inventories at appropriate levels, potential inventory reductions remain a risk to our future sales and results of operations.

The franchise business model of Freedom Boat Club presents risks.

Our franchisees are an integral part of our Freedom Boat Club business and its growth strategies. We may be unable to successfully implement the growth strategies if our franchisees do not participate in the implementation of those strategies or if we are unable to attract a sufficient number of qualified franchisees.

While our franchisees are required to comply with our franchise and related agreements, our franchisees are independent and manage their boat clubs as independent businesses, responsible for all day-to-day operations of their boat clubs. If these franchisees fail to maintain or act in accordance with applicable brand standards; experience service, safety, or other operational problems, including any data breach involving club member information; or project a brand image inconsistent with ours, our image and reputation could suffer, which in turn could hurt our business and operating results.

RISKS RELATED TO CYBERSECURITY AND TECHNOLOGY

Our business operations could be negatively impacted by an outage or breach of our information technology systems, operational technology systems, or a cybersecurity event.

We manage our global business operations through a variety of information technology (IT) and operational technology systems which we continually enhance to increase efficiency and security. We depend on these systems for commercial transactions, customer interactions, manufacturing, branding, employee tracking, and other applications. Some of the systems are based on legacy technology and operate with a minimal level of available support, and recent acquisitions using other systems have added to the complexity of our IT infrastructure. New system implementations across the enterprise also pose risks of outages or disruptions, which could affect our suppliers, commercial operations, and customers. We continue to upgrade, streamline, and integrate these systems and have invested in strategies to prevent a failure or breach but, like those of other companies, our systems are susceptible to outages due to natural disasters, power loss, computer viruses, security breaches, hardware or software vulnerabilities, disruptions, and similar events. If a legacy system or another of the Company's key systems were to fail or if our IT systems were unable to communicate effectively, this could result in missed or delayed sales or lost opportunities for cost reduction or efficient cash management.

We exchange information with many trading partners across all aspects of our commercial operations through our IT systems. A breakdown, outage, malicious intrusion, breach, random attack, or other disruption of communications could result in erroneous or fraudulent transactions, disclosure of confidential information, loss of reputation and confidence, and may also result in legal claims or proceedings, penalties, and remediation costs. We have numerous e-commerce and e-marketing portals and our systems may contain personal information of customers or employees; therefore, we must continue to be diligent in protecting against malicious cyber attacks. We have been the target of attempted cyber attacks and other security threats and we may be subject to breaches of our IT systems. We have programs in place that are intended to detect, contain, and respond to data security incidents and that provide employee awareness training regarding phishing, malware, and other cyber risks. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect, we may be unable to anticipate these techniques or implement adequate preventive measures. If our security measures are breached or fail, unauthorized persons may be able to obtain access to or acquire personal or other confidential data. Depending on the nature of the information compromised, we may also have obligations to notify consumers and/or employees about the incident, and we may need to provide some form of remedy, such as a subscription to a credit monitoring service, for the individuals affected by the incident. This could negatively affect our relationships with customers or trading partners, lead to potential claims against the Company, and damage our image and reputation.
We rely on third parties for computing, storage, processing, and similar services. Any disruption of or interference with our use of these third-party services could have an adverse effect on our business, financial condition, and operating results.

Most of our business systems reside on third-party outsourced cloud infrastructure providers. We are therefore vulnerable to service interruptions experienced by these providers and could experience interruptions, delays, or outages in service availability in the future due to a variety of factors, including infrastructure changes, human, hardware or software errors, hosting disruptions, and capacity constraints. While we have mitigation and service redundancy plans in place, outages and/or capacity constraints could still arise from a number of causes such as technical failures, natural disasters, fraud, or internal or third-party security attacks, which could negatively impact our ability to manufacture and/or operate our business.

We collect, store, process, share, and use personal information, and rely on third parties that are not directly under our control to do so as well, which subjects us to legal obligations, laws and regulations related to security and privacy, and any actual or perceived failure to meet those obligations could harm our business.

We are subject to various data protection and privacy laws and regulations in the countries where we operate because we collect, store, process, share, and use personal information, and we rely on third parties that are not directly under our control to do so as well. The General Data Protection Regulation (GDPR) in the European Union (EU) went into effect in May 2018 and the California Consumer Privacy Act (CCPA) became effective January 1, 2020. Although we have implemented plans to comply with these laws, GDPR, CCPA, and future laws and regulations could impose an even greater compliance burden and risk with respect to privacy and data security than prior laws. The EU (through the GDPR) and a growing number of legislative and regulatory bodies elsewhere in the world have adopted consumer notification requirements in the event of unauthorized access to or acquisition of certain types of personal information. These breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs, require significant management time and attention, and increase negative publicity surrounding any incident that compromises personal information.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY
Our success depends upon the continued strength of our brands.

We believe that our brands, particularly including Mercury Marine, Sea Ray, Boston Whaler, and Lund, significantly contribute to our success, and that maintaining and enhancing these brands is important to expanding our customer base. A failure to adequately promote, protect, and strengthen our brands could adversely affect our business and results of operations. Further, in connection with the divestiture of the bowling and billiards businesses, we licensed certain trademarks and servicemarks, including use of the name "Brunswick," to the acquiring companies. Our reputation may be adversely affected by the purchasers' inappropriate use of the marks or of the name Brunswick, including potential negative publicity, loss of confidence, or other damage to our image due to this licensed use.

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

We regard much of the technology underlying our products as proprietary. We rely on a combination of patents, trademark, copyright, and trade secret laws; employee and third-party non-disclosure agreements; and other contracts to establish and protect our technology and other intellectual property rights. However, we remain subject to risks, including:

•the steps we take to protect our proprietary technology may be inadequate to prevent misappropriation of our technology;
•third parties may independently develop similar technology;
•agreements containing protections may be breached or terminated;
•we may not have adequate remedies for breaches;
•existing patent, trademark, copyright, and trade secret laws may afford limited protection;
•a third party could copy or otherwise obtain and use our products or technology without authorization; or
•we may be required to litigate to enforce our intellectual property rights, and we may not be successful.

Policing unauthorized use of our intellectual property is difficult, particularly outside the U.S., and litigating intellectual property claims may result in substantial cost and divert management’s attention.
In addition, we may be required to defend our products against patent or other intellectual property infringement claims or litigation. Besides defense expenses and costs, we may not prevail in such cases, forcing us to seek licenses or royalty arrangements from third parties, which we may not be able to obtain on reasonable terms, or subjecting us to an order or requirement to stop manufacturing, using, selling, or distributing products that included challenged intellectual property, which could harm our business and financial results.

RISKS RELATED TO OUR REGULATORY, ACCOUNTING, LEGAL, AND TAX ENVIRONMENT

Changes to U.S. trade policy, tariffs, and import/export regulations may have a material adverse effect on our business, financial condition, and results of operations.

Changes in laws and policies governing foreign trade, which may occur under a new U.S. presidential administration, could adversely affect our business and trigger retaliatory actions by affected countries. Although we were granted exclusion from Section 301 tariffs for Mercury Marine 40, 50, and 60 horsepower engines through the end of 2019, these exclusions were not renewed for 2020 and the denial of exemption requests have and may continue to negatively affect our business. We continue to be subject to meaningful tariffs, and there is no assurance that we will be granted exclusions in the future. Like many other multinational corporations, we do a significant amount of business that would be affected by changes to the trade policies of the U.S. and foreign countries (including governmental action related to tariffs and international trade agreements). Such changes have the potential to adversely impact the U.S. economy, our industry, our suppliers, and global demand for our products and, as a result, could have a material adverse effect on our business, financial condition, and results of operations.

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

As of December 31, 2020, the balance of total goodwill and indefinite lived intangible assets was $584 million, which represents approximately 15 percent of total assets. If the future operating performance of either the Company or individual operating segments is not sufficient, we could be required to record non-cash impairment charges. Impairment charges could substantially affect our reported earnings in the periods such charges are recorded. In addition, impairment charges could indicate a reduction in business value which could limit our ability to obtain adequate financing in the future.

We manufacture and sell products that create exposure to potential claims and litigation.

Our manufacturing operations and the products we produce could result in product quality, warranty, personal injury, property damage, and other issues, thereby increasing the risk of litigation and potential liability, as well as regulatory fines. To manage this risk, we have established a global, enterprise-wide program charged with the responsibility for reviewing, addressing, and reporting on product integrity issues. Historically, the resolution of such claims has not had a materially adverse effect on our business, and we maintain what we believe to be adequate insurance coverage to mitigate a portion of these risks. However, we may experience material losses in the future, incur significant costs to defend claims or issue product recalls, experience claims in excess of our insurance coverage or that are not covered by insurance, or be subjected to fines or penalties. Our reputation may be adversely affected by such claims, whether or not successful, including potential negative publicity about our products. We record accruals for known potential liabilities, but there is the possibility that actual losses may exceed these accruals and therefore negatively impact earnings.

Compliance with environmental, health, safety, zoning, and other laws and regulations may increase costs and reduce demand for our products.

We are subject to federal, state, local, and foreign laws and regulations, including product safety, environmental, health and safety, and other regulations. While we believe that we maintain the requisite licenses and permits and that we are in material compliance with applicable laws and regulations, a failure to satisfy these and other regulatory requirements could result in fines or penalties, and compliance could increase the cost of operations. The adoption of additional laws, rules, and regulations, including stricter emissions standards, could increase our manufacturing costs, require additional product development investment, increase consumer pricing, and reduce consumer demand for our products or boat club operations.

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

Our manufacturing processes involve the use, handling, storage, and contracting for recycling or disposal of hazardous or toxic substances or wastes. Accordingly, we are subject to regulations regarding these substances, and the misuse or mishandling of such substances could expose us to liabilities, including claims for property, personal injury, or natural resources damages, or fines. We are also subject to laws requiring the cleanup of contaminated property, including cleanup efforts currently underway. If a release of hazardous substances occurs at or from one of our current or former properties or another location where we have disposed of hazardous materials, we may be held liable for the contamination, regardless of knowledge or whether we were at fault, and the amount of such liability could be material.

Additionally, we are subject to laws governing our relationships with employees, including, but not limited to, employment obligations as a federal contractor and employee wage, hour, and benefits issues, such as health care benefits. Compliance with these rules and regulations, and compliance with any changes to current regulations, could increase the cost of our operations.

Changes in income tax laws or enforcement could have a material adverse impact on our financial results.

The US federal Tax Cuts and Jobs Act (TCJA), signed into law on December 22, 2017, continues to have an overall positive impact on our financial statements, but certain expiring tax provisions (e.g., research and development and tangible property immediate expensing), administrative, and legislative changes that may result from the recent U.S. general elections as well as new or amended government regulations or guidance could have a negative impact. In addition, other changes in international and domestic tax laws, including developments at the Organization for Economic Co-operation and Development that may change global taxing norms, and changes in tax law enforcement, could negatively impact our tax provision, cash flows, and/or tax related balance sheet amounts, including our deferred tax asset values. Changes in U.S. and international tax laws may have broader implications, including impacts on the economy, currency markets, inflation, consumer behavior, and competitive dynamics, which are difficult to predict, and may positively or negatively impact the Company and our results.

RISKS RELATED TO OUR COMMON STOCK

The timing and amount of our share repurchases are subject to a number of uncertainties.

The Board of Directors has authorized the Company’s discretionary repurchase of outstanding common stock, to be systematically completed in the open market or through privately negotiated transactions. In 2020, we repurchased $118 million of shares, and we plan to continue share repurchases in 2021 and beyond. The amount and timing of share repurchases are based on a variety of factors. Important considerations that could cause us to limit, suspend, or delay future stock repurchases include:

•unfavorable market and economic conditions;
•the trading price of our common stock;
•the nature and magnitude of other investment opportunities available to us from time to time; and
•the availability of cash.

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

We believe our facilities are suitable and adequate for our current needs and are well maintained and in good operating condition. Most plants and warehouses are of modern, single-story construction, providing efficient manufacturing and distribution operations. We believe our manufacturing facilities have the capacity, or we are investing to increase capacity, to meet current and anticipated demand. We own many of our principal plants.

The principal facilities used in our operations are in the following locations:

Propulsion Segment
Leased facilities include: Miramar, Florida; Rio de Janeiro, Brazil; Toronto and Milton, Ontario, Canada; Dubai, UAE; Suzhou, China; Dandenong, Australia; and Singapore.

Owned facilities include: Panama City and St. Cloud, Florida; Brookfield, Fond du Lac, and Oshkosh, Wisconsin; Petit-Rechain, Belgium; Suzhou, China; and Juarez, Mexico.

P&A Segment
Leased facilities include: Fresno, California; Old Lyme, Connecticut; Lake Suzy and Pompano Beach, Florida; Suwanee, Georgia; Lowell, Michigan; St. Paul Park, Minnesota; Reno, Nevada; Bellingham, Washington; Menomonee Falls, Wisconsin; Langley and Victoria, British Columbia, Canada; Milton, Ontario, Canada; Amsterdam and Heerenveen, Netherlands; Auckland, New Zealand; Murrarie, Australia; Juarez, Mexico; and Bangor, Northern Ireland.

Owned facilities include: Stuart, Florida and Fond Du Lac, Wisconsin.

Boat Segment
Leased facilities include: Venice, Florida; Knoxville, Tennessee; Amsterdam, Netherlands; and Auckland, New Zealand.

Owned facilities include: Edgewater, Palm Coast, and Merritt Island, Florida; Fort Wayne, Indiana; New York Mills, Minnesota; Lebanon, Missouri; Vonore, Tennessee; Clarkston, Washington; Petit-Rechain, Belgium; Princeville, Quebec, Canada; Reynosa, Mexico; and Vila Nova de Cerveira, Portugal.

Item 3. Legal Proceedings

Refer to Note 13 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for information about the Company's legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

Information About Our Executive Officers

Brunswick's Executive Officers are listed in the following table:

Officer Name	Present Position	First Became an Executive Officer	Age
David M. Foulkes	Chief Executive Officer	2018	59
Ryan M. Gwillim	Senior Vice President and Chief Financial Officer	2020	41
Aine L. Denari	Vice President and President - Brunswick Boat Group	2020	48
Christopher F. Dekker	Vice President, General Counsel and Secretary	2014	52
Brett A. Dibkey	Vice President and President - Advanced Systems Group	2020	48
Christopher D. Drees	Vice President and President - Mercury Marine	2019	52
Brenna D. Preisser	President - Business Acceleration & Chief People & Strategy Officer	2016	43
Randall S. Altman	Vice President and Controller	2019	49
 The executive officers named above have been appointed to serve until their successors are chosen and qualified or until the executive officer's earlier resignation or removal.

David M. Foulkes was named Chief Executive Officer of Brunswick in January 2019. He served as Chief Technology Officer and President, Brunswick Marine Consumer Solutions from May 2018 to 2019, as Vice President and Brunswick Chief Technology Officer from 2014 to 2018, as Vice President of Product Development and Engineering, Mercury Marine, from 2010 to 2018 and as President of Mercury Racing from 2012 to 2018. Previously, Mr. Foulkes held positions of increasing responsibility at Mercury Marine from the start of his employment in 2007.

Ryan M. Gwillim was named Senior Vice President and Chief Financial Officer of Brunswick in June 2020. Previously, he served as Vice President – Finance and Treasurer from June 2019 to June 2020, and Vice President – Investor Relations from 2017 to 2019. Mr. Gwillim served as Associate General Counsel - International from 2015 to 2017 and held positions of increasing responsibility within the Legal Department since his Brunswick employment began in 2011.

Aine L. Denari was named Vice President and President - Brunswick Boat Group in October 2020. Prior to joining Brunswick, Ms. Denari worked at ZF AG as Senior Vice President and General Manager, Global Electronics ADAS (Advanced Driver Assistance Systems) from December 2017 to October 2020, as Senior Vice President, Planning and Business Development from 2015 to 2017, and as Vice President, Business Development and Product Planning from 2014 to 2017. Ms. Denari previously served in a variety of executive positions within the automotive industry, and in leadership positions at major global consulting firms.

Christopher F. Dekker was named Vice President, General Counsel and Secretary of Brunswick in October 2014. Prior to his appointment, Mr. Dekker served as Brunswick's Associate General Counsel, with responsibilities for litigation, employment, and compliance matters, from the start of his employment with Brunswick in 2010.

Brett A. Dibkey was named Vice President and President – Advanced Systems Group in January 2020. Mr. Dibkey joined Brunswick following 12 years at Whirlpool Corporation, a multinational manufacturer and marketer of home appliances, where he served as Vice President and General Manager, Business Units, Brand Marketing, eCommerce, and IoT from January 2017 to December 2019, Vice President and General Manager, Integrated Business Units from 2012 to 2020, and General Manager, Dishwasher Category and New Business Development from 2007 to 2012. Prior to his career at Whirlpool, Mr. Dibkey worked in a variety of business development and strategic planning roles for Pfizer and Crowe Horwath, LLP.

Christopher D. Drees was named Vice President and President - Mercury Marine in April 2019. He served as President of Marine Parts and Accessories from 2018 to 2019, and as Vice President - Mercury Global Operations from 2014 to 2018. Prior to 2014, Mr. Drees served in a variety of positions of increasing responsibility at Mercury Marine since his hire in 1998.

Brenna D. Preisser was named President - Business Acceleration and Chief People and Strategy Officer in 2020. Previously Ms. Preisser served as Vice President and Chief Human Resources Officer and President - Business Acceleration from 2018 to 2020 and as Vice President and Chief Human Resources Officer of Brunswick since 2016. Ms. Preisser has served in a variety of roles of increasing responsibility since she started with Brunswick in 2004.

Randall S. Altman was named Vice President and Controller of Brunswick in June 2019. Previously, he served as Vice President – Treasurer from 2013 to 2019. Mr. Altman has held a series of roles of increasing responsibility within Brunswick since he joined Brunswick in 2003.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Brunswick's common stock is traded on the New York and Chicago Stock Exchanges under the symbol "BC". As of February 11, 2021, there were 7,186 shareholders of record of the Company's common stock.

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

Performance Graph

Comparison of Cumulative Total Shareholder Return among Brunswick, S&P 500 Index and S&P 500 Global Industry Classification Standard (GICS) Consumer Discretionary Index

	2015	2016	2017	2018	2019	2020
Brunswick	100.00	109.24	111.99	95.65	125.52	161.87
S&P 500 GICS Consumer Discretionary Index	100.00	105.96	130.16	131.41	167.97	223.34
S&P 500 Index	100.00	111.82	136.06	130.32	171.01	201.94

The basis of comparison is a $100 investment at December 31, 2015 in each of: (i) Brunswick, (ii) the S&P 500 GICS Consumer Discretionary Index and (iii) the S&P 500 Index. All dividends are assumed to be reinvested. The S&P 500 GICS Consumer Discretionary Index encompasses industries including automotive, household durable goods, textiles and apparel and leisure equipment. Brunswick believes the companies included in this index provide the most representative sample of enterprises that are in primary lines of business that are similar to Brunswick's.

Issuer Purchases of Equity Securities

The Company has executed share repurchases against authorizations approved by the Board of Directors in 2016 and 2019. In 2020, the Company repurchased $118.3 million of stock under these authorizations and as of December 31, 2020, the remaining authorization was $116.5 million.

During the three months ended December 31, 2020, the Company repurchased the following shares of its common stock:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Amount of Dollars that May Yet Be Used to Purchase Shares Under the Program
September 27 to October 24	—	NA	—
October 25 to November 21	416,379	65.59	416,379
November 22 to December 31	158,714	74.98	158,714
Total	575,093	$68.18	575,093	$116,517,858

Item 6. Selected Financial Data

The selected historical financial data presented below as of and for the years ended December 31, 2020, 2019 and 2018 has been derived from, and should be read in conjunction with, the historical consolidated financial statements of the Company, including the notes thereto, and Item 7 of this report, including the Matters Affecting Comparability section. The selected historical financial data presented below as of and for the years ended December 31, 2017 and 2016 has been derived from the consolidated financial statements of the Company for those years and are not included in this Annual Report Form 10-K.

(in millions, except per share data)	2020 (A)	2019 (A)	2018	2017	2016
Results of operations data
Net sales	$4,347.5	$4,108.4	$4,120.9	$3,802.2	$3,508.1
Restructuring, exit, integration, and impairment charges	4.1	18.8	54.8	48.6	2.9
Operating earnings	539.3	471.0	355.5	330.3	356.3
Pension settlement (benefit) charge	(1.1)	292.8	—	96.6	55.1
Earnings before interest and income taxes	538.8	183.4	358.9	236.7	292.7
Earnings before income taxes	472.7	110.7	310.7	212.9	267.0
Net earnings from continuing operations	374.7	30.4	253.4	101.3	188.4

Net (loss) earnings from discontinued operations, net of tax	(2.0)	(161.4)	11.9	45.1	87.6
Net earnings (loss)	$372.7	$(131.0)	$265.3	$146.4	$276.0

Basic earnings (loss) per common share
Earnings from continuing operations	$4.73	$0.36	$2.89	$1.13	$2.07
Net (loss) earnings from discontinued operations, net of tax	(0.03)	(1.90)	0.14	0.51	0.96
Net earnings (loss)	$4.70	$(1.54)	$3.03	$1.64	$3.03

Average shares used for computation of basic earnings per share	79.2	85.2	87.6	89.4	91.2

Diluted earnings (loss) per common share
Earnings from continuing operations	$4.70	$0.36	$2.87	$1.12	$2.05
Net (loss) earnings from discontinued operations, net of tax	(0.02)	(1.89)	0.14	0.50	0.95
Net earnings (loss)	$4.68	$(1.53)	$3.01	$1.62	$3.00

Average shares used for computation of diluted earnings per share	79.7	85.6	88.2	90.1	92.0

(A)Refer to Note 22 – Quarterly Data (unaudited), for further details on certain non-recurring items which impacted 2020 and 2019 results.

(in millions, except per share and other data)	2020	2019	2018	2017	2016
Balance sheet data
Total assets	$3,770.6	$3,564.4	$4,291.5	$3,371.1	$3,311.3
Debt
Short-term	$43.1	$41.3	$41.3	$5.6	$5.9
Long-term	908.3	1,068.0	1,179.5	431.8	436.5
Total debt	951.4	1,109.3	1,220.8	437.4	442.4
Common shareholders' equity	1,510.0	1,300.9	1,582.6	1,482.9	1,440.1
Total capitalization	$2,461.4	$2,410.2	$2,803.4	$1,920.3	$1,882.5

Cash flow data
Net cash provided by operating activities of continuing operations	$800.0	$475.3	$274.5	$308.2	$309.6
Depreciation and amortization	153.4	138.7	124.0	87.1	83.8
Capital expenditures	182.4	232.6	180.2	178.0	157.9
Investments	(4.0)	2.4	(8.8)	(3.2)	5.1
Cash dividends paid	78.3	73.4	67.8	60.6	55.4

Other data
Dividends declared per share	$0.990	$0.870	$0.780	$0.685	$0.615
Book value per share	19.38	16.34	18.23	16.95	16.13
Return on beginning shareholders' equity	28.6%	(8.3)%	17.9%	10.2%	21.5%
Effective tax rate from continuing operations	20.7%	72.5%	18.4%	52.4%	29.4%
Debt-to-capitalization rate	38.7%	46.0%	43.5%	22.8%	23.5%
Number of employees	14,382	12,828	13,084	12,262	11,522
Number of shareholders of record	7,232	7,484	7,823	8,247	8,683
Common stock price (NYSE)
High	$84.00	$62.23	$69.82	$63.82	$56.30
Low	25.22	41.02	41.92	48.04	36.05
Close (last trading day)	76.24	59.98	46.45	55.22	54.54
The Notes to Consolidated Financial Statements should be read in conjunction with the above summary.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations of Brunswick Corporation are forward-looking statements. Forward-looking statements are based on current expectations, estimates, and projections about Brunswick’s business and by their nature address matters that are, to different degrees, uncertain. Actual results may differ materially from expectations and projections as of the date of this filing due to various risks and uncertainties. For additional information regarding forward-looking statements, refer to Forward-Looking Statements above.

Certain statements in Management’s Discussion and Analysis are based on non-GAAP financial measures. GAAP refers to generally accepted accounting principles in the United States. A “non-GAAP financial measure” is a numerical measure of a registrant’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the consolidated statements of operations, balance sheets or statements of cash flows of the issuer; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. For example, the discussion of our cash flows includes an analysis of free cash flows and total liquidity; the discussion of our net sales include a discussion of net sales on a constant currency basis; the discussion of our earnings includes a presentation of operating earnings and operating margin excluding restructuring, exit and impairment charges, purchase accounting amortization, acquisition-related costs and other applicable charges; and diluted earnings per common share, as adjusted. Non-GAAP financial measures do not include operating and statistical measures.

We include non-GAAP financial measures in Management’s Discussion and Analysis, as management believes that these measures and the information they provide are useful to investors because they permit investors to view our performance using the same tools that management uses to better evaluate our ongoing business performance. In order to better align our reported results with the internal metrics used by management to evaluate business performance as well as to provide better comparisons to prior periods and peer data, non-GAAP measures exclude the impact of purchase accounting amortization related to the Power Products and Freedom Boat Club acquisitions.

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

On March 23, 2020, we temporarily suspended manufacturing operations at most engine and boat production facilities to ensure the health and safety of affected employees and to balance inventory levels with anticipated reductions in near-term demand. On April 13, 2020, we resumed partial operations and limited production activities in certain manufacturing facilities and, in the ensuing weeks, continued to open additional manufacturing facilities.

Our distribution business operated throughout the pandemic and the dealer network continued to sell products, enabling boaters to get out on the water. Approximately half of the dealer network was closed in some capacity in April, but the network was fully operational by mid-May. The pandemic also affected Freedom Boat Club, as many of its locations were closed in April due to local stay-at-home restrictions, particularly in Florida. However, once doors reopened, several locations had their busiest weekends in history with strong membership increases across the network.

Production ramp-up activities became a primary focus in the second half of the year, as we experienced an unprecedented surge in retail demand as a consequence of the need for social distancing friendly recreation. This surging retail demand environment resulted in our lowest pipeline inventory levels in over twenty years, at 19 weeks on hand as of the end of the year.

As of February 12, 2021, all global manufacturing and distribution facilities are online with a continued focus on rigorously applying, evolving and automating COVID-19 mitigation procedures, while continuing to ramp-up global production to meet unprecedented market demand. We will continue to actively monitor the impact of COVID-19 and may take further actions that alter business operations as may be required by government authorities, or that are determined to be in the best interest of our employees, customers, dealers, suppliers and stakeholders. The full extent of the impact of COVID-19 on our business, operations and financial results will depend on evolving factors that we cannot accurately predict. Refer to Part I. Item 1A. Risk Factors for further information.

Change in Reportable Segments

Effective January 1, 2020, we changed our management reporting and updated our reportable segments to Propulsion, Parts and Accessories and Boat (inclusive of Business Acceleration) to align with our strategy. Refer to Note 6 – Segment Information in the Notes to Consolidated Financial Statements for further information.

CARES Act

On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). The tax provisions include changes to the net operating loss rules, a temporary increase to the limitation on deductible business interest expense, and accelerated depreciation on qualified improvement property. In addition, the CARES Act has provisions designed to encourage eligible employers to keep employees on payroll, despite experiencing economic hardship related to COVID-19, with an employee retention tax credit (Employee Retention Credit). At this time, we do not expect the CARES Act to have a material impact on our results of operations.

Under the CARES Act, we deferred approximately $4 million of U.S. income tax payments from the first and second quarters to the third quarter of 2020 and approximately $2.7 million of non-U.S. tax payments from the first, second and third quarters of 2020 to the fourth quarter of 2020 and the first quarter of 2021. In addition, we deferred the payment of $22 million of payroll taxes normally due between March 27, 2020 and December 31, 2020. These payroll taxes are payable in two equal installments, due in the fourth quarters of 2021 and 2022, and will be paid no later than their prescribed due dates.

The Employee Retention Credit is a payroll tax credit against certain employment taxes equal to 50 percent of the qualified wages and healthcare costs an eligible employer incurs after March 12, 2020, and before January 1, 2021. We calculated an employee retention credit of $6.5 million across all segments which was recognized in full during 2020. These costs were recognized in Cost of sales and Selling, general and administrative expense.

Discontinued Operations

On June 27, 2019, we completed the sale of our Fitness business. This business, which was previously reported within our Fitness segment, is being reported as discontinued operations for all periods presented.

Our results for all periods presented, as discussed in Management's Discussion and Analysis, are presented on a continuing operations basis, unless otherwise noted. Refer to Note 3 – Discontinued Operations in the Notes to Consolidated Financial Statements for further information.

Presentation of Sea Ray Results

In December 2017, the Board of Directors authorized the exit of our Sea Ray business, including the Meridian brand, and as a result, we reclassified the assets and liabilities as held for sale on the Consolidated Balance Sheets and presented the results of the business as discontinued operations on the Consolidated Statements of Operations in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017. In June 2018, the Board of Directors authorized the end of the sale process for our Sea Ray business and as a result, we again reported the results of the business within continuing operations beginning in the second quarter of 2018. As part of this action, we decided to restructure the businesses, including discontinuing Sea Ray Sport Yacht & Yachts models and winding down yacht production, while reinventing Sea Ray Sport Boat and Sport Cruiser operations. Refer to the Form 8-K filed with the Securities and Exchange Commission (SEC) on July 19, 2018 for further information.

We largely completed the wind down of our Sea Ray Sport Yacht & Yachts operations during 2018. Non-GAAP figures exclude the results of Sport Yacht & Yachts operations in 2018, and certain amounts in 2019 related to changes in estimated liabilities.

Acquisition of Power Products

On August 9, 2018, we completed our acquisition of the Global Marine Business of Power Products Holdings, LLC (Power Products) for $909.6 million in cash, on a cash-free, debt-free basis. For further discussion regarding the acquisition, refer to Note 5 – Acquisitions in the Notes to Consolidated Financial Statements.

Overview
Our 2020 results represent our eleventh consecutive year of growth, resulting from strong operating performance in a healthy marine market. We sought to achieve the following financial objectives in 2020:
•Deliver revenue growth.
•Increase earnings before income taxes, as well as deliver improvements in operating margin percentage, excluding non-recurring charges.
•Continue to generate strong free cash flow and execute our capital strategy.

Achievements against our financial objectives in 2020 were as follows:

Deliver revenue growth:
Ended the year with a 6% increase in net sales when compared with 2019 due to the following:

•The Propulsion segment delivered top-line growth, increasing market share, leveraging what we believe is the strongest product lineup in the industry and accelerating penetration in saltwater, repower, and international commercial markets.

•The Parts & Accessories (P&A) segment delivered strong top-line growth as a result of increased boating participation, which drove strong aftermarket sales, together with high demand for our full range of OEM systems and services, as boat production increased during the second-half of the year across the industry.

•The Boat segment contributed to the revenue growth over the second half of 2020 as U.S. marine retail demand continued to surge through year-end. The surge in retail demand resulted in historically-low pipeline inventory levels, with 40% percent fewer boats in dealer inventory at the end of 2020 versus the end of 2019. Freedom Boat Club also exceeded expectations during 2020 by adding over 40 new locations and almost 10,000 new memberships.

•International net sales increased 9 percent and 10 percent in 2020 on a GAAP and constant currency basis, respectively, primarily driven by Asia-Pacific, Europe, and Rest-of-World regions, partially offset by declines in Canada.

Increase earnings before income taxes, as well as deliver improvements in operating margin percentage, excluding non-recurring charges:

•Reported earnings before income taxes were $472.7 million in 2020 compared with earnings before income taxes of $110.7 million in 2019; adjusted earnings before income taxes were $511.2 million in 2020 versus $465.2 million in 2019.

•Gross margin percentage improved 60 basis points when compared with 2019 reflecting the impact of higher sales across all segments during the second half of the year, as well as favorable changes in sales mix, partially offset by the impact of production suspensions and stay-at-home restrictions earlier in the year.

•Operating margin improved by 90 basis points when compared with 2019 primarily due to the factors affecting gross margin percentage discussed above. Operating margin, as adjusted, was up 40 basis points compared with 2019.

Continue to generate strong free cash flow and execute against our capital strategy:
•Generated free cash flow of $629.3 million in 2020 enabling us to execute our capital strategy as follows:

•Deployed $182 million of capital in our businesses for product and capacity initiatives;
•Retired $155 million of long term debt;
•Completed approximately $118 million of share repurchases; and
•Increased our dividend for the 8th consecutive year.

•Maintained investment grade credit rating through the COVID-related recession
•Ended the year with $587.0 million of cash and marketable securities

Net earnings from continuing operations increased to $374.7 million in 2020 from $30.4 million in 2019. The 2019 results included an after-tax, non-cash charge of $310.3 million related to pension settlement costs as well as a net tax benefit of $17.2 million primarily related to a favorable rate change impact on state deferred tax assets as well as a reassessment of the state valuation allowance.

Outlook for 2021

While we remain very cognizant of macroeconomic headwinds and other related uncertainties, our continued strong performance in a robust marine retail environment has created improved visibility into our substantial growth opportunities for 2021. The progression of the pandemic remains very dynamic, and the resulting impact on our dealers, OEM partners, suppliers, and the macro-economy is difficult to fully predict. However, given our improved clarity on our ability to drive growth, we are providing the following guidance for 2021. We anticipate:

•U.S. marine industry retail unit demand up low-to-mid single digit percent for the year versus 2020;
•Net Sales between $4.75 and $5.0 billion;
•Adjusted operating margins to grow between 60 and 100 basis points, with operating expenses as a percent of sales to be lower than in 2020;
•Adjusted diluted EPS in the range of $6.00 to $6.40; and
•Free cash flow generation to be in excess of $300 million.

For the Propulsion segment, we anticipate net sales growth for the year to be in the high-single to low double-digit percent range, with operating margins up more than 20 basis points versus 2020. We expect earnings growth to include margin expansion associated with new product introductions, increased factory absorption from elevated production levels and currency tailwinds, partially offset by regional sales mix, increased tariffs due to volume increases, and some increase in spending on products, technology, and other strategic priorities.

For the Parts & Accessories segment, we anticipate organic net sales growth in the mid-single digit percent range for 2021. We expect margins to grow slightly in the year. This area will continue to be the primary focus of our M&A activity as we look for opportunities to further build out our technology and systems portfolio.

The Boat segment will be focused on improving operational performance, fulfilling demand and refilling pipelines in a very robust retail environment, which should lead to top line growth of more than 30 percent and strong improvement in operating earnings and margins. With three-quarters of our entire calendar-year 2021 wholesale orders already received, and with several brands largely sold-out into 2022, we anticipate consistent production throughout the year, which should result in cost efficiencies. We anticipate exiting 2021 with operating margins approaching our double-digit target for the segment.

We are planning for the effective tax rate in 2021 to be approximately 23 percent based on existing tax law, which does not reflect any potential changes in statutory tax rates.

These 2021 expectations assume no major additional pandemic-related business continuity issues. In addition, the level of recovery of the global economy, continued stable channel operations, the ability to moderate labor and input costs, and the absence of significant additional disruption to our global operations and supply chain, will be important factors in determining whether we ultimately perform in line with our targets.

Matters Affecting Comparability

Certain events occurred during 2020, 2019 and 2018 that we believe affect the comparability of the results of operations. The tables below summarize the impact of changes in currency exchange rates, the impact of recent acquisitions and the impact of Sport Yacht & Yachts operations on our net sales:

	Net Sales		2020 vs 2019
(in millions)	2020	2019	GAAP	Currency Impact	Acquisition Benefit	Sport Yacht & Yachts Impact
Propulsion	$1,878.4	$1,692.9	11.0%	(0.8)%	—%	—%
Parts & Accessories	1,508.8	1,380.1	9.3%	(0.1)%	—%	—%
Boat	1,250.3	1,334.3	(6.3)%	0.0%	0.7%	0.0%
Segment Eliminations	(290.0)	(298.9)	(3.0)%	0.1%	—%	—%
Total	$4,347.5	$4,108.4	5.8%	(0.3)%	0.2%	0.0%

	Net Sales		2019 vs 2018
(in millions)	2019	2018	GAAP	Currency Impact	Acquisition Benefit	Sport Yacht & Yachts Impact
Propulsion	$1,692.9	$1,759.3	(3.8)%	(1.4)%	—%	—%
Parts & Accessories	1,380.1	1,234.3	11.8%	(1.3)%	12.4%	—%
Boat	1,334.3	1,471.3	(9.3)%	(0.6)%	1.1%	(3.2)%
Segment Eliminations	(298.9)	(344.0)	(13.1)%	(0.3)%	0.8%	—%
Total	$4,108.4	$4,120.9	(0.3)%	(1.2)%	4.1%	(1.2)%

Sport Yacht & Yachts Wind-down. The results of Sport Yacht & Yachts operations are summarized in the table below.

(in millions)	2019	2018
Net sales (A)	$(0.7)	$49.4
Gross margin	(6.4)	(39.7)
Restructuring, exit and impairment charges	—	49.4
Operating loss	(7.8)	(107.8)

(A) During 2019, results included $(0.7) million of charges within Net sales related to estimated retail sales incentives to support the sale of Sport Yacht & Yachts in the dealer pipeline. During 2018, results included $16.0 million of charges within Net sales to support the sale of Sport Yacht & Yachts in the dealer pipeline at that time.

Acquisitions. We completed acquisitions during 2019 and 2018 that affect the comparability of net sales. The impacts on consolidated and segment sales comparisons are reflected above. Refer to Note 5 – Acquisitions in the Notes to Consolidated Financial Statements for further information.

Changes in foreign currency rates. Percentage changes in net sales expressed in constant currency reflect the impact that changes in currency exchange rates had on comparisons of net sales. To determine this information, net sales transacted in currencies other than U.S. dollars have been translated to U.S. dollars using the average exchange rates that were in effect during the comparative period. The percentage change in net sales expressed on a constant currency basis better reflects the changes in the underlying business trends, excluding the impact of translation arising from foreign currency exchange rate fluctuations. Approximately 24 percent of our annual net sales are transacted in a currency other than the U.S. dollar. Our most material exposures include sales in Euros, Canadian dollars, Chinese yuan, and Australian dollars.

Additionally, operating earnings comparisons were negatively affected by foreign exchange rates by approximately $10 million in 2020 when compared with 2019, and were negatively affected by foreign exchange rates by approximately $15 million in 2019 when compared with 2018. These estimates include the impact of translation on all sales and costs transacted in a currency other than the U.S. dollar and the impact of hedging activities.

Restructuring, exit and impairment charges. We recorded restructuring, exit and impairment charges during 2020, 2019 and 2018. The following table summarizes these charges by cash charges and non-cash charges.

(in millions)	2020	2019	2018
Cash charges:
Boat (A)	$0.8	$6.2	$27.5
Parts & Accessories	0.8	4.6	—
Corporate	2.0	4.5	0.7
Total cash charges	3.6	15.3	28.2
Non-cash charges:
Boat (A)	0.5	3.5	26.6
Total restructuring, exit and impairment charges	$4.1	$18.8	$54.8

(A) Restructuring, exit and impairment activities within the Boat segment during 2018 primarily related to the wind-down of Sport Yacht & Yachts operations.

See Note 4 – Restructuring, Exit and Impairment Activities in the Notes to Consolidated Financial Statements for further details on charges and initiatives.

Purchase accounting amortization. As part of purchase accounting for the Freedom Boat Club and Power Products acquisitions, we recognized definite-lived intangible assets as well as a fair value adjustment to inventory for Power Products, both of which are amortized over their useful lives. During 2020, 2019 and 2018, we recorded $30.1 million, $29.5 million and $12.0 million respectively, of purchase accounting amortization within Selling, general and administrative expense. During 2018, we also recorded $9.2 million of purchase accounting amortization within Cost of sales.

Acquisition and IT related costs.. In connection with the Freedom Boat Club and Power Products acquisitions in 2019 and 2018, respectively, we recorded $1.7 million, $2.6 million and $13.8 million, of acquisition costs in Selling, general and administrative expense (SG&A), during 2020, 2019 and 2018, respectively.

In addition, during 2020 and 2019, we recorded $3.7 million and $2.2 million, respectively, of IT transformation costs in SG&A within Corporate/Other resulting from the Fitness separation.

Pension settlement charges. During 2019, we fully exited our remaining defined benefit pension plans and as a result, we recorded a pretax pension settlement benefit of $1.1 million and pretax pension settlement charge of $292.8 million, in 2020 and 2019, respectively. There were no pension settlement charges in 2018. See Note 17 – Postretirement Benefits in the Notes to Consolidated Financial Statements for further details.

Tax items. We recognized an income tax provision of $98.0 million and $80.3 million in 2020 and 2019, respectively. The income tax provision in 2019 included a net charge of $17.5 million related to the settlement of our qualified defined benefit plans. The tax impact of this action consisted of a tax benefit of $73.9 million from the pension settlement charge, which was netted against a tax charge of $91.4 million resulting from the release of disproportionate tax effects in Accumulated other comprehensive income. Additionally, the income tax provision for 2019 included a net benefit of $17.2 million primarily related to favorable rate change impacts on state deferred tax assets as well as a reassessment of the state valuation allowance. The 2018 income tax provision of $57.3 million included a net benefit of $4.8 million primarily related to 2017 U.S. tax reform updates.

See Note 12 – Income Taxes in the Notes to Consolidated Financial Statements for further details.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Operations for 2020, 2019 and 2018:

				2020 vs. 2019		2019 vs. 2018
(in millions, except per share data)	2020	2019	2018	$	%	$	%
Net sales	$4,347.5	$4,108.4	$4,120.9	$239.1	5.8%	$(12.5)	(0.3)%
Gross margin (A)	1,213.0	1,121.0	1,047.0	92.0	8.2%	74.0	7.1%
Restructuring, exit, and impairment charges	4.1	18.8	54.8	(14.7)	(78.2)%	(36.0)	(65.7)%
Operating earnings	539.3	471.0	355.5	68.3	14.5%	115.5	32.5%
Pension settlement (benefit) charge	(1.1)	292.8	—	(293.9)	NM	292.8	NM
Transaction financing charges	—	—	(5.1)	—	NM	5.1	NM
Net earnings from continuing operations	374.7	30.4	253.4	344.3	NM	(223.0)	(88.0)%

Diluted earnings per share from continuing operations	$4.70	$0.36	$2.87	$4.34	NM	$(2.51)	(87.5)%

Expressed as a percentage of Net sales:
Gross margin	27.9%	27.3%	25.4%		60 bpts		190 bpts
Selling, general and administrative expense	12.5%	12.4%	12.5%		10 bpts		(10) bpts
Research and development expense	2.9%	3.0%	2.9%		(10) bpts		10 bpts
Operating margin	12.4%	11.5%	8.6%		90 bpts		290 bpts

NM = not meaningful
bpts = basis points

(A)Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Operations.

The following is a summary of Adjusted operating earnings and Adjusted diluted earnings per common share from continuing operations:

	Operating Earnings			Diluted Earnings (Loss) Per Share
(in millions, except per share data)	2020	2019	2018	2020	2019	2018
GAAP	$539.3	$471.0	$355.5	$4.70	$0.36	$2.87
Restructuring, exit, and impairment charges	4.1	18.8	54.8	0.04	0.21	0.47
Purchase accounting amortization	30.1	29.5	21.2	0.29	0.22	0.19
Acquisition and IT related costs	5.4	4.8	13.8	0.05	0.04	0.12
Special tax items	—	—	—	0.00	(0.20)	(0.06)
Sport Yacht & Yachts	—	7.8	58.4	—	0.07	0.51
Transaction financing charges	—	—	—	—	0.01	0.05
Gain on sale of equity investment	—	—	—	—	—	(0.02)
Pension settlement (benefit) charge	—	—	—	(0.01)	3.62	—
As Adjusted	$578.9	$531.9	$503.7	$5.07	$4.33	$4.13

GAAP operating margin	12.4%	11.5%	8.6%
Adjusted operating margin	13.3%	12.9%	12.2%

2020 vs. 2019

Net sales increased 5.8 percent during 2020 when compared with 2019. Refer to the Propulsion, Parts & Accessories, and Boat segments discussions for further details on the drivers of net sales changes.

Gross margin percentage increased 60 basis points in 2020 when compared with 2019, reflecting impacts of higher sales partially offset by the impacts of production suspensions and stay-at-home restrictions earlier in the year.

SG&A increased during 2020 and includes purchase accounting amortization and acquisition and IT transformation-related costs, as applicable. Excluding those items, SG&A as a percentage of sales was relatively consistent in 2020 compared with 2019. Research and development expense increased in 2020 versus 2019, but remained consistent as a percentage of Net Sales.

During 2020, we recorded restructuring, exit and impairment charges of $4.1 million compared with $18.8 million in 2019. See Note 4 – Restructuring, Exit and Impairment Activities in the Notes to Consolidated Financial Statements for further details.

We recognized equity earnings of $4.5 million and $7.3 million in 2020 and 2019, respectively, which were mainly related to our marine and technology-related joint ventures.

In 2019, we fully exited our remaining defined benefit pension plans and as a result, recorded a $1.1 million benefit in 2020, associated with a final settlement adjustment. In 2019, we recorded $292.8 million of charges related to these pension settlement actions. Refer to Note 17 – Postretirement Benefits in the Notes to Consolidated Financial Statements for further information.

We recognized $(6.1) million and $(2.1) million in 2020 and 2019, respectively, in Other expense, net. Other expense, net primarily includes other postretirement benefit costs and remeasurement gains and losses resulting from changes in foreign currency rates.

Net interest expense decreased in 2020 compared with 2019 due to a reduction in average daily debt outstanding. Refer to Note 16 – Debt in the Notes to Consolidated Financial Statements.

We recognized an income tax provision of $98.0 million and $80.3 million in 2020 and 2019, respectively. The income tax provision in 2019 included a net charge of $17.5 million related to the settlement of our qualified defined benefit plans. The impact of this action consisted of a tax benefit of $73.9 million from the pension settlement charge, which was netted against a tax charge of $91.4 million resulting from the release of disproportionate tax effects in Accumulated other comprehensive income. Additionally, the income tax provision for 2019 included a net benefit of $17.2 million, primarily related favorable rate change impacts on state deferred tax assets as well as a reassessment of the state valuation allowance.

The effective tax rate, which is calculated as the income tax provision as a percentage of earnings before income taxes, was 20.7 percent and 72.6 percent for 2020 and 2019, respectively.

See Note 12 – Income Taxes in the Notes to Consolidated Financial Statements for further details on the impacts of the Tax Cuts and Jobs Act as well as a reconciliation of our effective tax rate and statutory Federal income tax rate.

Due to the factors described in the preceding paragraphs, operating earnings, net earnings from continuing operations and diluted earnings per common share from continuing operations increased during 2020. Diluted earnings per common share from continuing operations benefited from common stock repurchases in both years.

2019 vs. 2018

Net sales decreased slightly during 2019 when compared with 2018. Refer to the Propulsion, Parts & Accessories, and Boat segments discussions for further details on the drivers of net sales changes.

Gross margin percentage increased, reflecting benefits from the absence of the Sport Yacht & Yachts operations in 2019, which had a negative gross margin impact in 2018, as well as improvements in the Propulsion and Parts & Accessories segment including benefits from the Power Products acquisition as well as favorable changes in sales mix. These positive factors exceeded the impact of lower sales, tariffs and unfavorable changes in foreign exchange rates. Additionally, the gross margin percentage reflected favorable comparisons versus the prior year due to unfavorable plant efficiencies associated with production ramp-up for new products and warehouse management integration in the first half of 2018.

Selling, general and administrative expense (SG&A) decreased and included purchase accounting amortization, acquisition-related costs, and the impacts of Sport Yacht & Yachts operations. Excluding these items, operating expenses were relatively flat on a percentage of net sales basis as lower variable compensation expense and benefits from cost reduction programs were offset by a full year of Power Products results and the acquisition of Freedom Boat Club. Research and development expense was relatively consistent in 2019 versus 2018, reflecting continued investment in new products across all segments.

During 2019, we recorded restructuring, exit and impairment charges of $18.8 million compared with $54.8 million in 2018. See Note 4 – Restructuring, Exit and Impairment Activities in the Notes to Consolidated Financial Statements for further details.

We recognized equity earnings of $7.3 million and $7.7 million in 2019 and 2018, respectively, which were mainly related to our marine joint ventures. Equity earnings in 2018 included a $2.3 million gain on the sale of an equity investment as discussed in Note 9 – Investments in the Notes to Consolidated Financial Statements.

In 2019, we recorded $292.8 million of charges related to pension settlement actions as discussed in Note 17 – Postretirement Benefits in the Notes to Consolidated Financial Statements. There were no pension settlement actions in 2018.

We recognized $(2.1) million and $(4.3) million in 2019 and 2018, respectively, in Other expense, net. Other expense, net primarily includes pension and other postretirement benefit costs, as well as remeasurement gains and losses resulting from changes in foreign currency rates.

Net interest expense increased $29.6 million to $72.7 million in 2019 compared with 2018 primarily due to debt activity as discussed in Note 16 – Debt in the Notes to Consolidated Financial Statements.

Transaction financing charges of $5.1 million in 2018 related to the 364-Day Senior Unsecured Bridge Facility which was secured in connection with the Power Products acquisition.

Income tax provision for 2019 was $80.3 million and included a net charge of $17.5 million related to the settlement of our qualified defined benefit plans. The tax impact of this action consisted of a tax benefit of $73.9 million from the pension settlement charge, which was netted against a tax charge of $91.4 million resulting from the release of disproportionate tax effects in Accumulated other comprehensive income. Additionally, the income tax provision for 2019 included a net benefit of $17.2 million, primarily related to favorable rate change impacts on state deferred tax assets as well as a reassessment of the state valuation allowance. The 2018 results reflect an income tax provision of $57.3 million which included a net benefit of $4.8 million primarily related to 2017 U.S. tax reform updates. The effective tax rate for 2019 and 2018 was 72.6 percent and 18.5 percent, respectively.

Our effective tax rate also reflects the benefit of having earnings from foreign entities that are in jurisdictions that have lower statutory tax rates than the U.S. with the most significant impact related to China and Poland, which have applicable statutory tax rates of 15 percent and 19 percent, respectively.

See Note 12 – Income Taxes in the Notes to Consolidated Financial Statements for further details on the impacts of the Tax Cuts and Jobs Act as well as a reconciliation of our effective tax rate and statutory Federal income tax rate.

Due to the factors described in the preceding paragraphs, operating earnings increased, while net earnings from continuing operations and diluted earnings per common share from continuing operations decreased during 2019. Diluted earnings per common share from continuing operations benefited from common stock repurchases in both years.

Segments

We have three reportable segments: Propulsion, Parts & Accessories, and Boat. Refer to Note 6 – Segment Information in the Notes to Consolidated Financial Statements for details on the segment operations.

Propulsion Segment

The following table sets forth the Propulsion segment results for the years ended December 31, 2020, 2019 and 2018:

				2020 vs. 2019			2019 vs. 2018
(in millions)	2020	2019	2018	$	%		$	%
Net sales	$1,878.4	$1,692.9	$1,759.3	$185.5	11.0%		$(66.4)	(3.8) %
Operating earnings	$285.5	$240.3	$243.8	$45.2	18.8%		$(3.5)	(1.4) %
Operating margin	15.2%	14.2%	13.9%		100	bpts		30	bpts

bpts = basis points

2020 vs. 2019

The Propulsion segment net sales increased $185.5 million or 11.0 percent in 2020 versus the prior year as a result of strong demand, especially in the higher horsepower outboard engine categories and related controls, rigging and propeller business as original equipment manufacturer (OEM) customers continued to ramp-up production during the year, and increased capacity enabled elevated sales to dealer and international channels as well as significant U.S. and international market share gains. These sales increases were partially offset by production disruptions at Mercury and its OEM engine customers in the first half of the year due to the COVID-19 pandemic.

International sales were 36 percent of the Propulsion segment's net sales in 2020. International sales increased 24 percent on a GAAP basis and 26 percent on a constant currency basis from the prior year, primarily due to increases in Asia-Pacific, particularly in higher horsepower engines used for commercial purposes.

The Propulsion segment operating earnings for the year increased $45.2 million or 18.8% in 2020 versus the prior year as a result of increased sales volumes and favorable changes in sales mix, partially offset by unfavorable absorption resulting from product disruptions in the first half of the year, higher variable compensation costs, and increased investment in new product development and technology.

2019 vs. 2018

The Propulsion segment net sales decreased $66.4 million or 3.8 percent in 2019 versus the prior year, resulting from lower sales of outboard engines 150 horsepower and below and sterndrive engines, partially offset by robust demand for higher horsepower engines, particularly in 175 to 300 horsepower categories introduced in 2018 and 400 and 450 horsepower engines released in 2019.

International net sales were 32 percent of the Propulsion segment's net sales in 2019. International sales increased 2 percent on a GAAP basis and 6 percent on a constant currency basis from the prior year, primarily driven by increases in Europe, Asia-Pacific and Rest-of-World regions, partially offset by declines in Canada.

The Propulsion segment operating earnings for the year decreased $3.5 million or 1.4 percent in 2019 versus the prior year as a result of volume declines, the impact of tariffs, as well as unfavorable changes in foreign exchange rates, partially offset by favorable changes in sales mix described above and cost control measures.

Parts & Accessories Segment

The following table sets forth the Parts & Accessories (P&A) segment results for the years ended December 31, 2020, 2019 and 2018:

				2020 vs. 2019		2019 vs. 2018
(in millions)	2020	2019	2018	$	%	$	%
Net sales	$1,508.8	$1,380.1	$1,234.3	$128.7	9.3%	$145.8	11.8%

GAAP operating earnings	$275.4	$237.5	$188.0	$37.9	16.0%	$49.5	26.3%
Restructuring, exit and impairment charges	0.8	4.6	—	(3.8)	(82.6)%	4.6	NM
Purchase accounting amortization	28.7	28.7	21.2	—	—%	7.5	35.4%
Acquisition related costs	—	—	13.8	—	NM	(13.8)	NM
Adjusted operating earnings	$304.9	$270.8	$223.0	$34.1	12.6%	$47.8	21.4%

GAAP operating margin	18.3%	17.2%	15.2%		110 bpts		200 bpts
Adjusted operating margin	20.2%	19.6%	18.1%		60 bpts		150 bpts

NM = not meaningful
bpts = basis points

2020 vs. 2019

The P&A segment net sales increased by $128.7 million or 9.3 percent in 2020 versus the prior year due to strong sales growth across all product categories. 2020 results were bolstered by healthy boat usage as a consequence of the need for social distancing friendly recreation and by favorable weather conditions in the U.S. throughout the year, especially compared with 2019. These sales increases were partially offset by stay-at-home restrictions resulting from the pandemic, which disrupted dealer, retail, and OEM operations in many locations in the first half of the year.

International sales were 28 percent of the P&A segment's net sales in 2020. International sales increased 4 percent year over year on both a GAAP and a constant currency basis. The increase in net sales was driven by Asia-Pacific and Europe, partially offset by Latin America.

The P&A segments operating earnings were $275.4 million in 2020, an increase of 16.0 percent mainly due to the increase in net sales as well as favorable product mix, partially offset by cost reduction actions.

2019 vs. 2018

The P&A segment net sales increased $145.8 million or 11.8 percent in 2019 versus the prior year, due to benefits from the Power Products acquisition, which had an accretive impact of 13 percent to the segment's revenue growth rate. International net sales were 29 percent of the segment's net sales in 2019. International sales increased 13 percent and 18 percent versus the prior year on a GAAP basis as well as on a constant currency basis, respectively. The increase in net sales was driven by Europe, Asia-Pacific and Rest-of-World regions, partially offset by declines in Latin America and Canada.

The P&A segment operating earnings were $237.5 million in 2019, an increase of 26.3 percent, mainly as a result of benefits from the Power Products acquisition as well as favorable cost control measures. Partially offsetting these positive factors were the impact of tariffs, unfavorable changes in foreign exchange rates and volume declines.

Boat Segment

The following table sets forth Boat segment results for the years ended December 31, 2020, 2019 and 2018:

				2020 vs. 2019		2019 vs. 2018
(in millions)	2020	2019	2018	$	%	$	%
Net sales	$1,250.3	$1,334.3	$1,471.3	$(84.0)	(6.3)%	$(137.0)	(9.3)%

GAAP operating earnings	$70.2	$76.2	$9.1	$(6.0)	(7.9)%	$67.1	NM
Restructuring, exit and impairment charges	1.3	9.7	54.1	(8.4)	(86.6)%	(44.4)	(82.1)%
Acquisition related costs	1.7	2.6	—	(0.9)	(34.6)%	2.6	NM
Purchase accounting amortization	1.4	0.8	—	0.6	75.0%	0.8	NM
Sport Yacht & Yachts	—	7.8	58.4	(7.8)	NM	(50.6)	(86.6)%
Adjusted operating earnings	$74.6	$97.1	$121.6	$(22.5)	(23.2)%	$(24.5)	(20.1)%

GAAP operating margin	5.6%	5.7%	0.6%		(10) bpts		510 bpts
Adjusted operating margin	6.0%	7.3%	8.3%		(130) bpts		(100) bpts

NM = not meaningful
bpts = basis points

2020 vs. 2019

The Boat segment net sales decreased $84.0 million or 6.3 percent versus 2019 resulting from lower wholesale volume due to the temporary suspension of manufacturing in most plants and the associated ramp-up of activities earlier in the year resulting from the pandemic. This decline was partially offset by increases in the second half of the year resulting from significantly higher wholesale volume to dealers to meet increased customer demand at the retail level and to begin refilling pipeline inventories. Freedom Boat Club, which represents approximately 2.5 percent of segment sales, also achieved higher net sales due to an increase in new memberships and new franchisee locations.

International sales were 23 percent of the Boat segment's net sales in 2020, and decreased 10 percent on both a GAAP basis and constant currency basis, reflecting declines in most regions, which was partially offset by increases in Europe.

The Boat segment operating earnings were $70.2 million in 2020, a decrease of 7.9 percent compared with 2019, due to lower net sales along with unfavorable impact of absorption resulting from production disruptions, which were partially offset by benefits from cost reduction measures.

2019 vs. 2018

The Boat segment net sales decreased $137.0 million versus 2018, reflecting planned pipeline reductions in the aluminum freshwater and saltwater fishing boat categories and the exit of Sport Yacht & Yachts operations. Excluding the impact of Sport Yacht & Yachts operations, recreational fiberglass net sales increased as a result of improvement at Sea Ray, with a more favorable mix toward boats with expanded content driving sales. The planned reductions in wholesale unit shipments in the aluminum freshwater boat category were in response to a challenging retail market environment in the first half of the year, due in part to unfavorable weather conditions. Premium boat brands, including Boston Whaler, Sea Ray and Lund, all performed strongly at retail in their key product categories. International sales were 24 percent of the segment's net sales in 2019 and decreased 7 percent on a GAAP basis. On a constant currency basis, international sales decreased 5 percent primarily due to declines in Europe and Asia-Pacific.

The Boat segment operating earnings were $76.2 million in 2019, an increase of $67.1 million compared with 2018, as a result of reduced losses associated with the exit of the Sport Yacht & Yacht operations. Excluding this factor, operating earnings decreased as a result of lower volume, higher retail discounts required to lower pipelines during the second-half of 2019 and planned spending on profit improvement initiatives. Additionally, comparisons were negatively affected by less favorable plant efficiencies at certain boat facilities in the first quarter of 2019 versus 2018, due in part to new product integrations. These negative factors excluded benefits from cost control measures.

Corporate/Other

The following table sets forth Corporate/Other results for the years ended December 31, 2020, 2019 and 2018:

				2020 vs. 2019		2019 vs. 2018
(in millions)	2020	2019	2018	$	%	$	%
GAAP operating loss	$(91.8)	$(83.0)	$(85.4)	$(8.8)	10.6%	$2.4	(2.8)%
Restructuring, exit, and impairment charges	2.0	4.5	0.7	(2.5)	(55.6)%	3.8	NM
IT transformation cost	3.7	2.2	—	1.5	68.2%	2.2	NM
Adjusted operating loss	$(86.1)	$(76.3)	$(84.7)	$(9.8)	12.8%	$8.4	(9.9)%

NM = not meaningful

Corporate operating expenses increased by $8.8 million in 2020 compared with 2019 primarily due to higher variable compensation expense.

Corporate operating expenses decreased by $2.4 million in 2019 compared with 2018 primarily as a result of several factors which included cost containment measures largely completed by the end of the third quarter of 2019, partially offset by higher restructuring, exit, impairment and other charges.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the years ended December 31, 2020, 2019 and 2018:

(in millions)	2020	2019	2018
Net cash provided by operating activities of continuing operations	$800.0	$475.3	$274.5
Net cash provided by (used for):
Plus: Capital expenditures	(182.4)	(232.6)	(180.2)
Plus: Proceeds from the sale of property, plant and equipment	2.9	7.3	0.4
Plus: Effect of exchange rate changes on cash and cash equivalents	8.8	0.4	(5.0)
Less: Cash impact of Sport Yacht & Yachts operations, net of tax	—	—	(53.7)
Total free cash flow from continuing operations (A)	$629.3	$250.4	$143.4

(A) We define "Free cash flow" as cash flow from operating and investing activities of continuing operations (excluding cash provided by or used for acquisitions, investments, purchases or sales/maturities of marketable securities and other investing activities, as well as the cash impact of Sport Yacht & Yachts operations, net of tax) and the effect of exchange rate changes on cash and cash equivalents. Free cash flow is not intended as an alternative measure of cash flow from operations, as determined in accordance with GAAP in the United States. We use this financial measure both in presenting results to shareholders and the investment community and in our internal evaluation and management of our businesses. We believe that this financial measure and the information it provides are useful to investors because it permits investors to view our performance using the same tool that we use to gauge progress in achieving our goals. We believe that the non-GAAP financial measure "Free cash flow" is also useful to investors because it is an indication of cash flow that may be available to fund investments in future growth initiatives.

Our major sources of funds for capital investments, acquisitions, share repurchase programs and dividend payments are cash generated from operating activities, available cash and marketable securities balances, proceeds from divestitures and potential borrowings. We evaluate potential acquisitions, divestitures and joint ventures in the ordinary course of business.

2020 Cash Flow

Net cash provided by operating activities of continuing operations in 2020 totaled $800.0 million versus $475.3 million in 2019. The increase is primarily due to higher net earnings and favorable working capital usage, driven mainly by decreases in inventory levels and increases in accounts payable and accrued expenses.

The primary drivers of Net cash provided by operating activities of continuing operations in 2020 were net earnings, net of non-cash items, and a decrease in working capital. Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Consolidated Balance Sheets, excluding the impact of acquisitions and non-cash adjustments. Inventory decreased $109.3 million, primarily due to the increase in net sales during 2020 and production disruptions in the first half of the year. Accounts and notes receivable increased $19.9 million primarily due to the increase in net sales during the fourth quarter of 2020. Accrued expenses and Accounts payable increased $75.3 million and $64.5 million, respectively, primarily due to production increases, which were partially offset by timing of payments.

Net cash used for investing activities of continuing operations was $239.4 million, which included capital expenditures of $182.4 million. Our capital spending was focused on investments in new products. We also purchased $55.9 million of marketable securities in 2020.

Net cash used for financing activities was $361.8 million, primarily related to payments of long-term debt including current maturities, common stock repurchases and cash dividends paid to common shareholders. Refer to Note 16 – Debt in the Notes to Consolidated Financial Statements for further details on our debt activity during the year ended December 31, 2020.

2019 Cash Flow

In 2019, Net cash provided by operating activities of continuing operations totaled $475.3 million versus $274.5 million in 2018. This comparison reflected lower pension contributions and higher net earnings, net of non-cash items (pension settlement charges, depreciation and amortization, impairments and income tax impacts not yet realized in cash) in 2019, which were partially offset by unfavorable working capital usage trends.

The primary drivers of Net cash provided by operating activities were net earnings from continuing operations net of non-cash expense items, partially offset by an increase in working capital. Inventory increased $50.5 million primarily related to finished goods in the Propulsion and P&A segments, to support higher sales volumes after pipeline reduction efforts in 2019. Accrued expenses decreased $44.7 million, Accounts payable decreased $32.7 million and Accounts and notes receivable decreased $41.4 million primarily as a result of lower sales in the fourth quarter.

Net cash used for investing activities of continuing operations during 2019 totaled $287.0 million, which included capital expenditures of $232.6 million and cash paid for the acquisition of Freedom Boat Club of $64.1 million. Refer to Note 5 – Acquisitions in the Notes to Consolidated Financial Statements for further details on the Freedom Boat Club acquisition. Our capital spending focused on investments in capacity expansion initiatives as well as new products. Net cash provided by investing activities of discontinued operations was $481.7 million and was primarily related to proceeds from the sale of the Fitness business.

Net cash used for financing activities was $600.8 million during 2019 and primarily related to common stock repurchases, net payments from issuances of long-term debt and cash dividends paid to common shareholders. Refer to Note 16 – Debt in the Notes to Consolidated Financial Statements for further details on our debt activity during the year ended December 31, 2019.

Liquidity and Capital Resources

We view our highly liquid assets as of December 31, 2020 and 2019 as:

(in millions)	2020	2019
Cash and cash equivalents	$519.6	$320.3
Short-term investments in marketable securities	56.7	0.8
Total cash, cash equivalents and marketable securities	$576.3	$321.1

The following table sets forth an analysis of Total liquidity as of December 31, 2020 and 2019:

(in millions)	2020	2019
Cash, cash equivalents and marketable securities	$576.3	$321.1
Amounts available under lending facilities(A)	395.0	387.9
Total liquidity (B)	$971.3	$709.0

(A) See Note 16 – Debt in the Notes to Consolidated Financial Statements for further details on our lending facility.
(B) We define Total liquidity as Cash and cash equivalents and Short-term investments in marketable securities as presented in the Consolidated Balance Sheets, plus amounts available for borrowing under our lending facilities. Total liquidity is not intended as an alternative measure to Cash and cash equivalents and Short-term investments in marketable securities as determined in accordance with GAAP in the United States. We use this financial measure both in presenting our results to shareholders and the investment community and in our internal evaluation and management of our businesses. Management believes that this financial measure and the information it provides are useful to investors because it permits investors to view our performance using the same metric that management uses to gauge progress in achieving its goals. Management believes that the non-GAAP financial measure "Total liquidity" is also useful to investors because it is an indication of our available highly liquid assets and immediate sources of financing.

Cash, cash equivalents and marketable securities totaled $576.3 million as of December 31, 2020, an increase of $255.2 million from $321.1 million as of December 31, 2019. Total debt as of December 31, 2020 and December 31, 2019 was $951.4 million and $1,109.3 million, respectively. Our debt-to-capitalization ratio decreased to 39 percent as of December 31, 2020, from 46 percent as of December 31, 2019.

During 2020 and 2019, gross borrowings under our Amended and Restated Credit Agreement (Credit Facility) totaled $610.0 million and $655.0 million, respectively. As of December 31, 2020 and December 31, 2019, there were no borrowings outstanding and available borrowing capacity totaled $395.0 million, net of $5.0 million of letters of credit outstanding under the Credit Facility. As of December 31, 2020, we were in compliance with the financial covenants in the Credit Facility. The maximum amount utilized under the Credit Facility during the twelve months ended December 31, 2020, including letters of credit outstanding, was $397.1 million. In addition, during 2020, borrowings under our unsecured commercial paper program (CP Program) totaled $175.0 million, all of which were repaid. During the twelve months ended December 31, 2020, the maximum amount outstanding under the CP Program was $100.0 million. Refer to Note 16 – Debt in the Notes to Consolidated Financial Statements for further details.

The level of borrowing capacity under our Credit Facility and CP Program is limited by both a leverage and interest coverage test. These covenants also pertain to termination provisions included in our wholesale financing joint venture arrangements with Wells Fargo Distribution Finance. Based on our anticipated earnings generation throughout the year, we expect to maintain sufficient cushion against the existing debt covenants.

We believe that we have adequate sources of liquidity to meet our short-term and long-term needs.

2021 Cash Flow Outlook and Capital Plan

We anticipate generating free cash flow in excess of $300 million in 2021, which likely reflects a return to more normal, historical free cash flow levels. 2020 saw a significant amount of cash generated from the liquidation of inventories, which will not repeat in 2021, and we estimate working capital to increase by $140 to $150 million for the year, primarily to rebuild inventories in our Propulsion and P&A segments.

We anticipate executing a balanced capital strategy in 2021, leveraging our strong cash position. We plan to retire approximately $100 million of our long-term debt obligations, with our interest expense estimated to be approximately $60 million for the year. During 2020, we paused certain capital expenditures during the pandemic to conserve cash until the second half of the year. We anticipate returning to more normal levels of capital spending during 2021, between $200 and $220 million, including new product investments in all of our businesses, cost reduction and automation projects, and select additional capacity initiatives. Finally, we plan to continue our systematic approach to share repurchases, with our plan including between $80 million and $120 million of repurchases in 2021, spread relatively evenly across the year.

Financial Services

Refer to Note 10 – Financing Joint Venture in the Notes to Consolidated Financial Statements for more information about our financial services.

Off-Balance Sheet Arrangements

Guarantees. We have reserves to cover potential losses associated with guarantees and repurchase obligations based on historical experience and current facts and circumstances. Historical cash requirements and losses associated with these obligations have not been significant. See Note 13 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for a description of these arrangements.

Contractual Obligations

The following table sets forth a summary of our contractual cash obligations as of December 31, 2020:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Debt (A)	$951.4	$43.1	$222.7	$2.5	$683.1
Interest payments on long-term debt	1,082.4	56.9	108.7	93.3	823.5
Operating leases (B)	99.8	24.4	41.0	24.5	9.9
Purchase obligations (C)	58.0	57.6	0.4	—	—
Deferred management compensation (D)	30.7	9.6	8.0	6.0	7.1
Other long-term liabilities (E)	190.3	13.8	90.7	70.2	15.6
Total contractual obligations	$2,412.6	$205.4	$471.5	$196.5	$1,539.2

(A)    See Note 16 – Debt in the Notes to Consolidated Financial Statements for additional information on our debt. “Debt” refers to future cash principal payments. Debt also includes our capital leases as discussed in Note 21 – Leases in the Notes to Consolidated Financial Statements.
(B)    See Note 21 – Leases in the Notes to Consolidated Financial Statements for additional information.
(C)    Purchase obligations represent agreements with suppliers and vendors as part of the normal course of business.
(D)    Amounts primarily represent long-term deferred compensation plans.
(E)    Other long-term liabilities primarily includes long-term warranty contracts, future projected payments related to our nonqualified pension plans and deferred revenue. We are not required to make contributions to the qualified pension plan in 2020.

Legal Proceedings

See Note 13 – Commitments and Contingencies in the Notes to Consolidated Financial Statements.

Environmental Regulation

In the Propulsion segment, we continue to develop engine technologies to reduce engine emissions to comply with current and future emissions requirements. In the P&A segment, we are working to develop electrification and other technologies to reduce our environmental footprint. The Boat segment continues to pursue fiberglass boat manufacturing technologies and techniques to reduce air emissions at its boat manufacturing facilities. The costs associated with these activities may have an adverse effect on segment operating margins and may affect short-term operating results. Environmental regulatory bodies in the United States and other countries may impose more stringent emissions standards and/or other environmental regulatory requirements than are currently in effect. By following our environmental management system processes to drive sustainable, responsible practices, we comply with current regulations and expect to comply fully with any new regulations; compliance will most likely increase the cost of these products for us and the industry, but is not expected to have a material adverse effect on our competitive position.
Critical Accounting Policies

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates. If current estimates for the cost of resolving any specific matters are later determined to be inadequate, results of operations could be adversely affected in the period in which additional provisions are required. We have discussed the development and selection of the critical accounting policies with the Audit and Finance Committee of the Board of Directors and believe the following are the most critical accounting policies that could have an effect on our reported results.

Revenue Recognition and Sales Incentives. Revenue is recognized as performance obligations under the terms of contracts with customers are satisfied; this occurs when control of promised goods (engines, engine parts and accessories, boats, and fitness equipment) is transferred to the customer. We recognize revenue related to the sale of extended warranty contracts that extend the coverage period beyond the standard warranty period over the life of the extended warranty period.

Revenue is measured as the amount of consideration expected to be entitled to in exchange for transferring goods or providing services. We have excluded sales, value add, and other taxes collected concurrent with revenue-producing activities from the determination of the transaction price for all contracts. We have elected to account for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment activity. For all contracts with customers, we have not adjusted the promised amount of consideration for the effects of a significant financing component as the period between the transfer of the promised goods and the customer's payment is expected to be one year or less.

See Note 2 – Revenue Recognition in the Notes to Consolidated Financial Statements for more information.

Warranty Reserves. We record an estimated liability for product warranties at the time revenue is recognized. The liability is estimated using historical warranty experience, projected claim rates and expected costs per claim. We adjust our liability for specific warranty matters when they become known and the exposure can be estimated. Our warranty liabilities are affected by product failure rates as well as material usage and labor costs incurred in correcting a product failure. If actual costs differ from estimated costs, we must make a revision to the warranty liability.

Goodwill. Goodwill results from the excess of purchase price over the net assets of businesses acquired. We review goodwill for impairment annually and whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. As part of the annual test, we may perform a qualitative, rather than quantitative, assessment to determine whether the fair values of our reporting units are "more likely than not" to be greater than their carrying values. In performing this qualitative analysis, we consider various factors, including the effect of market or industry changes and the reporting units' actual results compared with projected results.

If the fair value of a reporting unit does not meet the "more likely than not" criteria discussed above, we perform a quantitative assessment which begins by measuring the fair value of the reporting unit. If the carrying value of the reporting unit exceeds its fair value, a goodwill impairment is recorded equal to the carrying value of the reporting unit less its fair value, not to exceed the carrying value of goodwill.

We calculate the fair value of our reporting units considering both the income approach and the guideline public company method. The income approach calculates the fair value of the reporting unit using a discounted cash flow approach utilizing a Gordon Growth model. Internally forecasted future cash flows, which we believe reasonably approximates market participant assumptions, are discounted using a weighted average cost of capital (Discount Rate) developed for each reporting unit. The Discount Rate is developed using market observable inputs, as well as considering whether or not there is a measure of risk related to the specific reporting unit’s forecasted performance. Fair value under the guideline public company method is determined for each unit by applying market multiples for comparable public companies to the unit’s current and forecasted financial results. The key uncertainties in these calculations are the assumptions used in determining the reporting unit’s forecasted future performance, including revenue growth and operating margins, as well as the perceived risk associated with those forecasts in determining the Discount Rate, along with selecting representative market multiples.

We did not record any goodwill impairments in 2020, 2019 or 2018 in continuing operations. Refer to Note 3 – Discontinued Operations for further information on the Fitness goodwill impairment recorded during 2019.

Other intangible assets. Our primary intangible assets are customer relationships and trade names acquired in business combinations. Intangible assets are initially valued using a methodology commensurate with the intended use of the asset. The customer relationships are valued using the income approach, specifically the multi-period excess earnings method (MPEEM). The fair value of trade names is measured using a relief-from-royalty (RFR) approach, which assumes the value of the trade name is the discounted amount of cash flows that would be paid to third parties had we not owned the trade name and instead licensed the trade name from another company. Higher royalty rates are assigned to premium brands within the marketplace based on name recognition and profitability, while other brands receive lower royalty rates. The basis for future sales projections for both the RFR and MPEEM are based on internal revenue forecasts by brand, which we believe represent reasonable market participant assumptions. The future cash flows are discounted using an applicable Discount Rate as well as any potential risk premium to reflect the inherent risk of holding a standalone intangible asset.

The key uncertainties in the RFR and MPEEM calculations, as applicable, are: the selection of an appropriate royalty rate, assumptions used in developing internal revenue growth and expense forecasts, assumed customer attrition rates, as well as the perceived risk associated with those forecasts in determining the discount rate and risk premium.

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

Refer to Note 5 – Acquisitions and Note 11 – Goodwill and Other Intangibles in the Notes to Consolidated Financial Statements for more information.

Long-Lived Assets. We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful lives of our definite-lived intangible assets and other long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. Once an impairment indicator is identified, we test for recoverability of the related asset group using an estimate of undiscounted cash flows over the asset group's remaining life. If an asset group's carrying value is not recoverable, we record an impairment loss based on the excess of the carrying value of the asset group over the long-lived asset group's fair value. Fair value is determined using observable inputs, including the use of appraisals from independent third parties, when available, and, when observable inputs are not available, based on our assumption of the data that market participants would use in pricing the asset, based on the best information available in the circumstances. Specifically, we use discounted cash flows to determine the fair value of the asset when observable inputs are unavailable. We tested our long-lived asset balances for impairment as indicators arose during 2020, 2019 and 2018, resulting in impairment charges of $0.9 million, $3.0 million and $12.7 million, respectively, which are recognized either in Restructuring, exit and impairment charges or Selling, general and administrative expense in the Consolidated Statements of Operations.

Income Taxes. Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. We evaluate the realizability of net deferred tax assets and, as necessary, record valuation allowances against them. We estimate our tax obligations based on historical experience and current tax laws and litigation. The judgments made at any point in time may change based on the outcome of tax audits and settlements of tax litigation, as well as changes due to new tax laws and regulations and our application of those laws and regulations. These factors may cause our tax rate and deferred tax balances to increase or decrease. See Note 12 – Income Taxes in Notes to Consolidated Financial Statements for further details.

Recent Accounting Pronouncements

See Note 1 – Significant Accounting Policies in the Notes to Consolidated Financial Statements for the recent accounting pronouncements that have been adopted during the year ended December 31, 2020, or will be adopted in future periods.

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

The estimated reduction in fair market value that the Company would incur on its derivative financial instruments from a 10 percent adverse change in quoted foreign currency rates are $41.1 million and $34.5 million for the years 2020 and 2019, respectively.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedule on page 51.

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

Management's Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included a report of management's assessment of the effectiveness of its internal control over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Management's report is included in the Company's 2020 Financial Statements under the captions entitled “Report of Management on Internal Control Over Financial Reporting” and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information pursuant to this Item with respect to our Directors, the Company's Audit and Finance Committee, and the Company's code of ethics is incorporated by reference from the discussion under the headings Proposal No. 1: Election of Directors and Corporate Governance in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2021 (Proxy Statement).

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

Item 14. Principal Accounting Fees and Services

Information pursuant to this Item with respect to fees for professional services rendered by the Company's independent registered public accounting firm and the Audit and Finance Committee's policy on pre-approval of audit and permissible non-audit services of the Company's independent registered public accounting firm is incorporated by reference from the discussion in the Proxy Statement under the heading Proposal No. 3: Ratification of the Appointment of Independent Registered Public Accounting Firm.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The financial statements and schedule filed as part of this Annual Report on Form 10-K are listed in the accompanying Index to Financial Statements and Financial Statement Schedule on page 51. The exhibits filed as a part of this Annual Report are listed in the Exhibit Index below.

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

10.13*
2019 Brunswick Performance Plan Summary Terms and Conditions, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2019, as filed with the Securities and Exchange Commission on May 1, 2019, and hereby incorporated by reference.

10.14*
2019 Stock-Settled Restricted Stock Unit Grant Terms and Conditions for Select Key Employees Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2019, as filed with the Securities and Exchange Commission on May 1, 2019, and hereby incorporated by reference.

10.15*
2019 Stock-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2019, as filed with the Securities and Exchange Commission on May 1, 2019, and hereby incorporated by reference.

10.16*
2019 Stock-Settled Stock Appreciation Right Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2019, as filed with the Securities and Exchange Commission on May 1, 2019, and hereby incorporated by reference.

10.17*
Brunswick Corporation 2005 Automatic Deferred Compensation Plan as amended and restated effective January 1, 2018, filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2019, as filed with the Securities and Exchange Commission on May 1, 2019, and hereby incorporated by reference.

10.18*	2020 Brunswick Performance Plan Summary Terms and Conditions.
10.19*	2020 Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan.
10.20*	2020 Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan --TSR Participants.
10.21*	2020 Stock-Settled Restricted Stock Unit Grant Terms and Conditions for Select Key Employees Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan.
10.22*	2020 Stock-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan.
10.23*	2021 Brunswick Performance Plan (BPP) Summary Terms and Conditions
10.24*	2021 Performance Share Award Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan --TSR Participants
10.25*	2021 Stock-Settled Restricted Stock Unit Grant Terms and Conditions for Select Key Employees Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan.
10.26*	2021 Stock-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan.
12.1	Ratios.
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.1	Cover Page Interactive Data File, formatted in Inline XBRL, is contained in Exhibit 101.

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

Based on the Company's evaluation under the framework in Internal Control - Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its attestation report, which is included herein.

Brunswick Corporation
Mettawa, Illinois
February 16, 2021

BRUNSWICK CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Brunswick Corporation
Mettawa, Illinois
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Brunswick Corporation and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 16, 2021, expressed an unqualified opinion on those financial statements.
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
February 16, 2021

BRUNSWICK CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Brunswick Corporation
Mettawa, Illinois
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Brunswick Corporation and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Power Products Trade Name Intangible Assets-Refer to Notes 1 and 11 to the financial statements
Critical Audit Matter Description
As of December 31, 2020, the carrying value of the Power Products trade name intangible assets was $111 million. Management assesses the recoverability of the Power Products trade name intangible assets at least annually by estimating the fair value of the trade names and comparing this fair value to the carrying value. The determination of the fair value requires management to make significant estimates and assumptions related to royalty rates, discount rates, and forecasts of future Power Products revenues.
How the Critical Audit Matter Was Addressed in the Audit
•We tested the effectiveness of controls over management’s intangible assets impairment evaluation, including those over the determination of the fair value of the Power Products trade name, such as controls related to selection of the royalty and discount rates.

•We evaluated management’s ability to accurately forecast future Power Products revenues by comparing actual Power Products revenues to management’s historical forecasts.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the royalty and discount rates by:
–Testing the source information underlying the determination of the royalty and discount rates and the mathematical accuracy of the calculation.
–Developing a range of independent estimates and comparing those to the royalty and discount rates selected by management.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 16, 2021

We have served as the Company’s auditor since 2014.

BRUNSWICK CORPORATION
Consolidated Statements of Operations

	For the Years Ended December 31
(in millions, except per share data)	2020	2019	2018
Net sales	$4,347.5	$4,108.4	$4,120.9
Cost of sales	3,134.5	2,987.4	3,073.9
Selling, general and administrative expense	543.7	509.6	515.2
Research and development expense	125.9	121.6	121.5
Restructuring, exit and impairment charges	4.1	18.8	54.8
Operating earnings	539.3	471.0	355.5
Equity earnings	4.5	7.3	7.7
Pension settlement benefit (charge)	1.1	(292.8)	—
Other expense, net	(6.1)	(2.1)	(4.3)
Earnings before interest and income taxes	538.8	183.4	358.9
Interest expense	(67.3)	(76.0)	(46.0)
Interest income	1.2	3.3	2.9
Transaction financing charges	—	—	(5.1)
Earnings before income taxes	472.7	110.7	310.7
Income tax provision	98.0	80.3	57.3
Net earnings from continuing operations	374.7	30.4	253.4

Discontinued operations:
(Loss) earnings from discontinued operations, net of tax	(0.5)	(117.5)	11.9
Loss on disposal of discontinued operations, net of tax	(1.5)	(43.9)	—
Net (loss) earnings from discontinued operations, net of tax	(2.0)	(161.4)	11.9
Net earnings (loss)	$372.7	$(131.0)	$265.3

Earnings (loss) per common share:
Basic
Earnings from continuing operations	$4.73	$0.36	$2.89
(Loss) earnings from discontinued operations	(0.03)	(1.90)	0.14
Net earnings (loss)	$4.70	$(1.54)	$3.03

Diluted
Earnings from continuing operations	$4.70	$0.36	$2.87
(Loss) earnings from discontinued operations	(0.02)	(1.89)	0.14
Net earnings (loss)	$4.68	$(1.53)	$3.01

Weighted average shares used for computation of:
Basic earnings (loss) per common share	79.2	85.2	87.6
Diluted earnings (loss) per common share	79.7	85.6	88.2

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31
(in millions)	2020	2019	2018
Net earnings (loss)	$372.7	$(131.0)	$265.3
Other comprehensive income (loss), net of tax:
Foreign currency translation:
Foreign currency translation adjustments (A)	22.5	25.1	(17.3)
Less: foreign currency translation reclassified into Net earnings (loss) (B)	—	(13.8)	—
Net foreign currency translation	22.5	11.3	(17.3)
Defined benefit plans:
Net actuarial losses (A)	(2.4)	(11.3)	(3.3)
Amortization of prior service credits (B)	(0.5)	3.1	(0.5)
Amortization of net actuarial losses (B)	0.8	310.2	7.9
Net defined benefit plans	(2.1)	302.0	4.1
Derivatives:
Net deferred (losses) gains on derivatives (A)	(4.7)	3.6	7.3
Net (gains) losses reclassified into Net earnings (loss) (B)	(5.0)	(7.2)	2.6
Net activity for derivatives	(9.7)	(3.6)	9.9
Other comprehensive income (loss)	10.7	309.7	(3.3)
Comprehensive income	$383.4	$178.7	$262.0

(A) The tax effects for the year ended December 31, 2020 were $(1.2) million for foreign currency translation, $0.3 million for net actuarial losses arising during the period and $1.8 million for derivatives. The tax effects for the year ended December 31, 2019 were $(0.7) million for foreign currency translation, $5.1 million for net actuarial losses arising during the period and $(1.4) million for derivatives. The tax effects for the year ended December 31, 2018 were $1.5 million for foreign currency translation, $1.2 million for net actuarial losses arising during the period and $(3.3) million for derivatives.
(B) See Note 19 – Comprehensive Income (Loss) for the tax effects for the years ended December 31, 2020, December 31, 2019 and December 31, 2018.

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Consolidated Balance Sheets

	As of December 31
(in millions)	2020	2019
Assets
Current assets
Cash and cash equivalents, at cost, which approximates fair value	$519.6	$320.3
Restricted cash	10.7	11.6
Short-term investments in marketable securities	56.7	0.8
Total cash and short-term investments in marketable securities	587.0	332.7
Accounts and notes receivable, less allowances of $10.7 and $8.5	337.6	331.8
Inventories
Finished goods	446.8	554.3
Work-in-process	94.0	101.3
Raw materials	171.0	168.9
Net inventories	711.8	824.5
Prepaid expenses and other	34.1	36.8
Current assets	1,670.5	1,525.8

Property
Land	17.7	17.8
Buildings and improvements	435.5	415.4
Equipment	1,184.9	1,090.1
Total land, buildings and improvements and equipment	1,638.1	1,523.3
Accumulated depreciation	(929.8)	(863.8)
Net land, buildings and improvements and equipment	708.3	659.5
Unamortized product tooling costs	155.3	136.9
Net property	863.6	796.4

Other assets
Goodwill	417.7	415.0
Other intangibles, net	552.3	583.5
Equity investments	32.5	29.5
Deferred income tax asset	136.6	118.7
Operating lease assets	83.0	83.2
Other long-term assets	14.4	12.3
Other assets	1,236.5	1,242.2

Total assets	$3,770.6	$3,564.4

	As of December 31
(in millions)	2020	2019
Liabilities and shareholders’ equity
Current liabilities
Short-term debt and current maturities of long-term debt	$43.1	$41.3
Accounts payable	457.6	393.5
Accrued expenses	578.5	509.6
Current liabilities	1,079.2	944.4

Long-term liabilities
Debt	908.3	1,068.0
Operating lease liabilities	69.8	70.1
Postretirement benefits	74.7	73.6
Other	128.6	107.4
Long-term liabilities	1,181.4	1,319.1

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares; outstanding: 77,875,000 and 79,569,000 shares	76.9	76.9
Additional paid-in capital	383.8	369.2
Retained earnings	2,225.7	1,931.3
Treasury stock, at cost: 24,663,000 and 22,969,000 shares	(1,133.7)	(1,023.1)
Accumulated other comprehensive loss, net of tax:
Foreign currency translation	(15.1)	(37.6)
Defined benefit plans:
Prior service credits	(3.5)	(3.0)
Net actuarial losses	(8.9)	(7.3)
Unrealized losses on derivatives	(15.2)	(5.5)
Accumulated other comprehensive loss, net of tax	(42.7)	(53.4)
Shareholders’ equity	1,510.0	1,300.9

Total liabilities and shareholders’ equity	$3,770.6	$3,564.4
The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Consolidated Statements of Cash Flow

	For the Years Ended December 31
(in millions)	2020	2019	2018
Cash flows from operating activities
Net earnings (loss)	$372.7	$(131.0)	$265.3
Less: net (loss) earnings from discontinued operations, net of tax	(2.0)	(161.4)	11.9
Net earnings from continuing operations	374.7	30.4	253.4
Depreciation and amortization	153.4	138.7	124.0
Stock compensation expense	27.1	17.3	16.7
Pension expense including settlement charges, net of (funding)	(3.2)	293.3	(156.1)
Asset impairment charges	1.5	3.0	32.1
Deferred income taxes	(17.6)	(49.8)	31.0
Changes in certain current assets and current liabilities
Change in accounts and notes receivable	(19.9)	41.4	(30.2)
Change in inventory	109.3	(50.5)	(82.4)
Change in prepaid expenses and other, excluding income taxes	(2.6)	5.7	(8.9)
Change in accounts payable	64.5	(32.7)	61.4
Change in accrued expenses	75.3	(44.7)	17.6
Long-term extended warranty contracts and other deferred revenue	12.1	4.0	7.9
Income taxes	6.1	114.4	4.9
Other, net	19.3	4.8	3.1
Net cash provided by operating activities of continuing operations	800.0	475.3	274.5
Net cash (used for) provided by operating activities of discontinued operations	(1.7)	(41.1)	62.5
Net cash provided by operating activities	798.3	434.2	337.0

Cash flows from investing activities
Capital expenditures	(182.4)	(232.6)	(180.2)
Purchases of marketable securities	(55.9)	—	—
Investments	(4.0)	2.4	(8.8)
Acquisition of businesses, net of cash acquired	—	(64.1)	(909.6)
Proceeds from the sale of property, plant and equipment	2.9	7.3	0.4
Other, net	—	—	(0.2)
Net cash used for investing activities of continuing operations	(239.4)	(287.0)	(1,098.4)
Net cash (used for) provided by investing activities of discontinued operations	(7.5)	481.7	(8.9)
Net cash (used for) provided by investing activities	(246.9)	194.7	(1,107.3)

Cash flows from financing activities
Proceeds from issuances of short-term debt	610.0	655.0	298.9
Payments of short-term debt	(610.0)	(655.0)	(300.0)
Net proceeds from issuances of long-term debt	—	223.6	794.6
Payments of long-term debt including current maturities	(159.1)	(341.0)	(12.6)
Common stock repurchases	(118.3)	(400.0)	(75.0)
Cash dividends paid	(78.3)	(73.4)	(67.8)
Proceeds from share-based compensation activity	1.5	2.8	1.4
Tax withholding associated with shares issued for share-based compensation	(7.7)	(12.1)	(12.5)
Other, net	0.1	(0.7)	(6.5)
Net cash (used for) provided by financing activities	(361.8)	(600.8)	620.5

Effect of exchange rate changes	8.8	0.4	(5.0)
Net increase (decrease) in Cash and cash equivalents and Restricted cash	198.4	28.5	(154.8)
Cash and cash equivalents and Restricted cash at beginning of period	331.9	303.4	458.2

Cash and cash equivalents and Restricted cash at end of period	530.3	331.9	303.4
Less: Restricted cash	10.7	11.6	9.0
Cash and cash equivalents at end of period	$519.6	$320.3	$294.4

Supplemental cash flow disclosures:
Interest paid	$72.8	$79.5	$46.8
Income taxes paid, net	$111.5	$18.2	$21.7

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Consolidated Statements of Shareholders' Equity

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2017	$76.9	$374.4	$1,966.8	$(575.4)	$(359.8)	$1,482.9
ASU No. 2014-09 adoption	—	—	(28.6)	—	—	(28.6)
Net earnings	—	—	265.3	—	—	265.3
Other comprehensive loss	—	—	—	—	(3.3)	(3.3)
Dividends ($0.78 per common share)	—	—	(67.8)	—	—	(67.8)
Compensation plans and other	—	(3.3)	—	12.4	—	9.1
Common stock repurchases	—	—	—	(75.0)	—	(75.0)
Balance, December 31, 2018	76.9	371.1	2,135.7	(638.0)	(363.1)	1,582.6
Net loss	—	—	(131.0)	—	—	(131.0)
Other comprehensive income	—	—	—	—	309.7	309.7
Dividends ($0.87 per common share)	—	—	(73.4)	—	—	(73.4)
Compensation plans and other	—	(1.9)	—	14.9	—	13.0
Common stock repurchases	—	—	—	(400.0)	—	(400.0)
Balance, December 31, 2019	76.9	369.2	1,931.3	(1,023.1)	(53.4)	1,300.9
Net earnings	—	—	372.7	—	—	372.7
Other comprehensive income	—	—	—	—	10.7	10.7
Dividends ($0.99 per common share)	—	—	(78.3)	—	—	(78.3)
Compensation plans and other	—	14.6	—	7.7	—	22.3
Common stock repurchases	—	—	—	(118.3)	—	(118.3)
Balance, December 31, 2020	$76.9	$383.8	$2,225.7	$(1,133.7)	$(42.7)	$1,510.0

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 1 – Significant Accounting Policies

Basis of Presentation. Brunswick Corporation (Brunswick or the Company) has prepared its consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Effective January 1, 2020, the Company changed its management reporting and updated its reportable segments to Propulsion, Parts and Accessories (P&A) and Boat (inclusive of Business Acceleration) to align with its strategy. As a result of this change, the Company has recast all segment information for all prior periods presented. Refer to Note 6 – Segment Information for further information on the Company's reportable segments. Additionally, as stated in Note 3 – Discontinued Operations, Brunswick's results reflect continuing operations only, unless otherwise noted.

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
•The reported amounts of assets and liabilities at the date of the financial statements; and
•The disclosure of contingent assets and liabilities at the date of the financial statements.

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

Restricted Cash. Restricted Cash is primarily related to cash deposited in a trust that is pledged as collateral against certain workers' compensation-related obligations. Refer to Note 13 – Commitments and Contingencies for more information.

Investments in Marketable Securities. The Company classifies investments in debt securities that are not considered to be cash equivalents as Short-term investments in marketable securities as discussed in Note 9 – Investments. Short-term investments in marketable securities have a stated maturity of twelve months or less from the balance sheet date. These securities are considered as available-for-sale and are reported at fair value. Unrealized gains and losses on these debt securities are recorded net of tax as a component of Accumulated other comprehensive loss in Unrealized investment losses within Shareholders' equity. Declines in market value from the original cost deemed to be "other-than-temporary" are charged to Other expense, net in the Consolidated Statements of Operations in the period in which the loss occurs. The Company considers both the duration for which a decline in value has occurred and the extent of the decline in its determination of whether a decline in value has been "other than temporary." Realized gains and losses are calculated based on the specific identification method and are included in Other expense, net in the Consolidated Statements of Operations.

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

Inventories. Inventories are valued at the lower of cost or net realizable value, with net realizable value equal to the estimated selling price less the estimated costs to transact. Approximately 50 percent and 45 percent of the Company's inventories were determined by the first-in, first-out method (FIFO) at December 31, 2020 and December 31, 2019, respectively. Remaining inventories valued at the last-in, first-out method (LIFO) were $145.3 million and $139.9 million lower than the FIFO cost of inventories at December 31, 2020 and 2019, respectively. Inventory cost includes material, labor and manufacturing overhead. During 2020, a reduction in inventory quantities resulted in a liquidation of applicable LIFO inventory quantities carried at lower costs in prior years. This LIFO liquidation resulted in a decrease in cost of sales of approximately $7 million. There were no liquidations of LIFO inventory layers in 2019 or 2018.

Property. Property, including major improvements and product tooling costs, is recorded at cost. Product tooling costs principally comprise the cost to acquire and construct various long-lived molds, dies and other tooling the Company uses in its manufacturing processes. Design and prototype development costs associated with product tooling are expensed as incurred. Maintenance and repair costs are also expensed as incurred. Depreciation is recorded over the estimated service lives of the related assets, principally using the straight-line method. Buildings and improvements are depreciated over a useful life of five to forty years. Equipment is depreciated over a useful life of two to twenty years. Product tooling costs are amortized over the shorter of the useful life of the tooling or the anticipated life of the applicable product, for a period up to eight years. The Company capitalizes interest on qualifying assets during the construction period and capitalized $4.4 million and $5.0 million in the periods ending December 31, 2020 and 2019, respectively. The Company presents capital expenditures on a cash basis within the Consolidated Statements of Cash Flows. There were $31.7 million and $27.5 million of unpaid capital expenditures within Accounts payable as of December 31, 2020 and 2019, respectively. The Company includes gains and losses recognized on the sale and disposal of property in either Selling, general and administrative expenses or Restructuring, exit and impairment charges as appropriate. The amount of gains and losses for the years ended December 31 were as follows:

(in millions)	2020	2019	2018
Gains on the sale of property	$0.7	$1.8	$0.3
Losses on the sale and disposal of property	(0.5)	(2.4)	(0.8)
Net gains (losses) on sale and disposal of property	$0.2	$(0.6)	$(0.5)

At both December 31, 2020 and 2019, the Company had $3.0 million of net assets classified as held-for-sale within Net property in the Consolidated Balance Sheets.

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

Goodwill. Goodwill results from the excess of purchase price over the net assets of businesses acquired. The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. As part of the annual test, the Company may perform a qualitative, rather than quantitative, assessment to determine whether the fair values of its reporting units are "more likely than not" to be greater than their carrying values. In performing this qualitative analysis, the Company considers various factors, including the effect of market or industry changes and the reporting units' actual results compared to projected results.

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

The Company did not record any goodwill impairments in 2020, 2019 or 2018 in continuing operations. Refer to Note 3 – Discontinued Operations for further information on the Fitness goodwill impairment recorded during 2019.

Other intangible assets. The Company's primary intangible assets are customer relationships and trade names acquired in business combinations. Intangible assets are initially valued using a methodology commensurate with the intended use of the asset. The customer relationships were valued using the income approach, specifically the multi-period excess earnings method (MPEEM). The fair value of trade names is measured using a relief-from-royalty (RFR) approach, which assumes the value of the trade name is the discounted amount of cash flows that would be paid to third parties had the Company not owned the trade name and instead licensed the trade name from another company. Higher royalty rates are assigned to premium brands within the marketplace based on name recognition and profitability, while other brands receive lower royalty rates. The basis for future sales projections for both the RFR and MPEEM are based on internal revenue forecasts by brand, which the Company believes represent reasonable market participant assumptions. The future cash flows are discounted using an applicable discount rate as well as any potential risk premium to reflect the inherent risk of holding a standalone intangible asset.

The key uncertainties in the RFR and MPEEM calculations, as applicable, are: the selection of an appropriate royalty rate, assumptions used in developing internal revenue growth and expense forecasts, assumed customer attrition rates, as well as the perceived risk associated with those forecasts in determining the discount rate and risk premium.

The costs of amortizable intangible assets are recognized over their expected useful lives, typically between three and fifteen years, using the straight-line method. Intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets described below. Intangible assets not subject to amortization are assessed for impairment at least annually and whenever events or changes in circumstances indicate that it is more likely than not that an asset may be impaired. As we determined the COVID-19 pandemic was a triggering event, we performed an interim impairment test of certain intangible assets as of March 28, 2020 in addition to our annual impairment test during the fourth quarter. The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset. The Company did not record any intangible asset impairments in 2020, 2019 or 2018.

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

Long-Lived Assets. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of its definite-lived intangible assets and other long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. Once an impairment indicator is identified, the Company tests for recoverability of the related asset group using an estimate of undiscounted cash flows over the asset group's remaining life. If an asset group's carrying value is not recoverable, the Company records an impairment loss based on the excess of the carrying value of the asset group over the long-lived asset group's fair value. Fair value is determined using observable inputs, including

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
the use of appraisals from independent third parties, when available, and, when observable inputs are not available, based on the Company's assumptions of the data that market participants would use in pricing the asset, based on the best information available in the circumstances. Specifically, the Company uses discounted cash flows to determine the fair value of the asset when observable inputs are unavailable. The Company tested its long-lived asset balances for impairment as indicators arose during 2020, 2019 and 2018, resulting in impairment charges of $0.9 million, $3.0 million and $12.7 million, respectively, which are recognized either in Restructuring, exit and impairment charges or Selling, general and administrative expense in the Consolidated Statements of Operations.

Other Long-Term Assets. Other long-term assets consists mainly of capitalized financing costs and deposits.

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

Revenue is measured as the amount of consideration expected to be entitled to in exchange for transferring goods or providing services. The Company has excluded sales, value add, and other taxes collected concurrent with revenue-producing activities from the determination of the transaction price for all contracts. The Company has elected to account for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment activity. For all contracts with customers, the Company has not adjusted the promised amount of consideration for the effects of a significant financing component as the period between the transfer of the promised goods and the customer's payment is expected to be one year or less.

For product sales, the Company transfers control and recognizes revenue at the time the product ships from a manufacturing or distribution facility ("free on board shipping point"), or at the time the product arrives at the customer's facility ("free on board destination"). When the shipping terms are "free on board shipping point", the customer obtains control and is able to direct the use of, and obtain substantially all of the benefits from, the products at the time the products are shipped. For shipments provided under "free on board destination", control transfers to the customer upon delivery. Payment terms vary but are generally due within 30 days of transferring control. For the Company's Boat and Propulsion segments, most product sales to dealers are wholesale financed through the Company's joint venture, Brunswick Acceptance Company, LLC (BAC), or other lending institutions, and payment is typically due in the month of shipment. For further information on the BAC joint venture, refer to Note 10 – Financing Joint Venture. In addition, periodically the Company may require the customer to provide up-front cash deposits in advance of performance.
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
See Note 2 – Revenue Recognition for more information.

Advertising Costs. The Company records advertising and promotion costs in Selling, general and administrative expense in the Consolidated Statements of Operations in the period when the advertising first takes place. Advertising and promotion costs were $29.7 million, $35.6 million and $31.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
expense in the Consolidated Statements of Operations. See Note 18 – Stock Plans and Management Compensation for a description of the Company's accounting for share-based compensation plans.

Research and Development. Research and development costs are expensed as incurred.

Derivatives. The Company uses derivative financial instruments to manage its risk associated with movements in foreign currency exchange rates, interest rates, and commodity prices. These instruments are used in accordance with guidelines established by the Company's management and are not used for trading or speculative purposes. The Company records all derivatives on the Consolidated Balance Sheets at fair value. See Note 14 – Financial Instruments for further discussion.

Recently Adopted Accounting Standards

Current Expected Credit Loss: In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Measurement of Credit Losses on Financial Instruments, which updated the Accounting Standards Codification (ASC) to add an impairment model that is based on expected losses rather than incurred losses. On January 1, 2020, the Company adopted this standard and the adoption did not have a material impact on the consolidated financial statements.

Defined Benefit Plan Disclosures: In August 2018, the FASB issued ASU 2018-14, Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendment is effective for interim and annual periods ending after December 15, 2020, with early adoption permitted. The Company adopted this standard and it did not have a material impact on the consolidated financial statements.

Note 2 – Revenue Recognition

The following table presents the Company's revenue into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors:

	Year Ended December 31, 2020
(in millions)	Propulsion	Parts & Accessories	Boat	Total
Geographic Markets
United States	$1,207.8	$1,091.0	$957.5	$3,256.3
Europe	255.2	180.5	128.5	564.2
Asia-Pacific	240.4	117.9	27.7	386.0
Canada	66.7	80.9	114.2	261.8
Rest-of-World	108.3	38.5	22.4	169.2
Segment Eliminations	(263.1)	(26.9)	—	(290.0)
Total	$1,615.3	$1,481.9	$1,250.3	$4,347.5

Major Product Lines
Outboard Engines	$1,471.8	$—	$—	$1,471.8
Controls, Rigging, and Propellers	258.4	—	—	258.4
Sterndrive Engines	148.2	—	—	148.2
Distribution Parts and Accessories	—	664.2	—	664.2
Advanced Systems Group	—	412.1	—	412.1
Engine Parts and Accessories	—	432.5	—	432.5
Aluminum Freshwater Boats	—	—	488.5	488.5
Recreational Fiberglass Boats	—	—	427.1	427.1
Saltwater Fishing Boats	—	—	298.7	298.7
Business Acceleration	—	—	40.5	40.5
Boat Eliminations/Other	—	—	(4.5)	(4.5)
Segment Eliminations	(263.1)	(26.9)	—	(290.0)
Total	$1,615.3	$1,481.9	$1,250.3	$4,347.5

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

	Year Ended December 31, 2019
(in millions)	Propulsion	Parts & Accessories	Boat	Total
Geographic Markets
United States	$1,152.1	$978.5	$1,009.0	$3,139.6
Europe	235.1	175.8	115.6	526.5
Asia-Pacific	143.2	103.4	31.2	277.8
Canada	62.7	80.1	154.8	297.6
Rest-of-World	99.8	42.3	23.7	165.8
Segment Eliminations	(269.7)	(29.2)	—	(298.9)
Total	$1,423.2	$1,350.9	$1,334.3	$4,108.4

Major Product Lines
Outboard Engines	$1,306.7	$—	$—	$1,306.7
Controls, Rigging, and Propellers	213.6	—	—	213.6
Sterndrive Engines	172.6	—	—	172.6
Distribution Parts and Accessories	—	571.8	—	571.8
Advanced Systems Group	—	413.0	—	413.0
Engine Parts and Accessories	—	395.3	—	395.3
Aluminum Freshwater Boats	—	—	556.6	556.6
Recreational Fiberglass Boats	—	—	438.8	438.8
Saltwater Fishing Boats	—	—	316.6	316.6
Business Acceleration	—	—	24.1	24.1
Boat Eliminations/Other	—	—	(1.8)	(1.8)
Segment Eliminations	(269.7)	(29.2)	—	(298.9)
Total	$1,423.2	$1,350.9	$1,334.3	$4,108.4

As of January 1, 2020, $96.2 million of contract liabilities associated with extended warranties and customer deposits were reported in Accrued expenses and Other Long-term liabilities with $34.8 million of this amount recognized as revenue during year ended December 31, 2020. As of December 31, 2020, total contract liabilities were $113.0 million. The total amount of the transaction price allocated to unsatisfied performance obligations as of December 31, 2020 is $106.2 million for contracts greater than one year, which includes extended warranties. The Company expects to recognize approximately $30.9 million of this amount in 2021 and $75.3 million thereafter. Contract assets as of January 1, 2020 and December 31, 2020 were not material. In addition, costs to obtain and fulfill contracts during the period were not material.

Note 3 – Discontinued Operations

On June 27, 2019, the Company completed the sale of its Fitness business to KPS Capital Partners, LP. As a result, this business, which was previously reported in the Company's Fitness segment, is being reported as discontinued operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for all periods presented.

The sale of the Fitness business resulted in net proceeds of $466.2 million and an after-tax loss of $45.4 million. During the third quarter of 2020, the Company made a payment of $3.3 million, including a $7.5 million final working capital settlement as well as $1.2 million of retained liabilities partially offset by a $5.4 million cash true-up. In connection with the sale of its Fitness business, the Company retained assets of $26.4 million primarily related to VAT receivables, and retained liabilities of $45.1 million primarily related to VAT payables, product warranty liabilities and certain employee benefits. As of December 31, 2020, retained assets and liabilities were $4.6 million and $12.7 million, respectively. As of December 31, 2019, retained assets and liabilities were $16.4 million and $30.5 million, respectively.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
The following table discloses the results of operations of the business reported as discontinued operations for the years ended December 31, 2020, December 31, 2019 and December 31, 2018 respectively:

(in millions)	2020	2019	2018
Net sales	$—	$448.3	$1,038.3
Cost of sales	—	334.6	764.3
Selling, general and administrative expense (A) (B)	0.5	113.3	206.1
Research and development expense	—	12.6	27.4
Restructuring, exit and impairment charges(C)	—	138.3	26.1
Other (income), net	—	(0.3)	(0.1)
(Loss) earnings from discontinued operations before income taxes (A) (B) (C)	(0.5)	(150.2)	14.5
Income tax provision (benefit)	0.0	(32.7)	2.6
(Loss) earnings from discontinued operations, net of tax (A) (B) (C)	(0.5)	(117.5)	11.9
Loss on disposal of discontinued operations, net of tax (D)	(1.5)	(43.9)	—
Net (loss) earnings from discontinued operations, net of tax	$(2.0)	$(161.4)	$11.9

(A) The Company recorded $16.5 million and $19.3 million for the year ended December 31, 2019 and December 31, 2018, respectively, of net costs incurred in connection with the sale of its Fitness business
(B) The Company recorded $(0.5) million for the year ended December 31, 2020, primarily resulting from adjustments in certain liabilities as part of the sale of the Fitness business. During 2018, the Company recorded adjustments to certain liabilities that were retained as part of the sale of the bowling businesses. As a result, Earnings (loss) from discontinued operations, net of tax, includes a gain of $3.0 million ($2.2 million after tax) for the year ended December 31, 2018.
(C) In the first quarter of 2019, the Company re-evaluated the fair value of the Fitness reporting unit and determined the fair value of the business was less than its carrying value. As a result, (Loss) earnings from discontinued operations, net of tax, includes a $137.2 million ($103.0 million after tax) goodwill impairment charge for the year ended December 31, 2019.
(D) The Loss on disposal of discontinued operations, net of tax for the year ended December 31, 2020 includes a pre-tax loss of $2.0 million and a net tax benefit of $0.5 million. The Loss on disposal of discontinued operations, net of tax for the year ended December 31, 2019 includes a pre-tax loss of $51.3 million and a net tax benefit of $7.4 million.
There were no assets and liabilities held for sale related to discontinued operations as of December 31, 2020 or December 31, 2019.

Note 4 – Restructuring, Exit and Impairment Activities

The Company has announced and implemented a number of initiatives designed to improve its cost structure and general operating efficiencies and better utilize overall capacity. These initiatives resulted in the recognition of restructuring, exit and impairment charges in the Consolidated Statements of Operations during 2020, 2019 and 2018.

The costs incurred under these initiatives include:

•Restructuring and Exit Activities – These amounts relate to:

•Employee termination and other benefits
•Inventory adjustments to lower of cost or net realizable value
•Costs to retain and relocate employees
•Consulting costs
•Consolidation of manufacturing footprint
•Facility shutdown costs
•Costs associated with the wind-down of Sport Yacht & Yachts
•Asset Disposition and Impairment Actions

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
The Company has reported restructuring, exit and impairment activities based on the specific driver of the cost and reflected the expense in the accounting period when the Company has committed to or incurred the cost, as appropriate. The following table is a summary of the net expense associated with the restructuring, exit and impairment activities.

(in millions)	2020	2019	2018
Restructuring and exit activities:
Employee termination and other benefits	$3.0	$11.7	$9.5
Current asset write-downs	—	0.5	18.9
Professional fees	0.1	3.1	8.0
Other (A)	0.5	0.5	10.7
Asset disposition and impairment actions:
Definite-lived and other asset impairments	0.5	3.0	12.7
Valuation (reversal) allowance on disposal group	—	—	(5.0)
Total restructuring, exit and impairment charges	$4.1	$18.8	$54.8

(A) The charges in 2018 primarily relate to warranty adjustments in connection with the wind-down of Sport Yacht & Yachts.

The following tables summarize the change in accrued restructuring, exit and impairment charges within Accrued expenses in the Consolidated Balance Sheets for the years ended December 31, 2020, 2019 and 2018:

	Dec 31, 2019	2020 Activity			Dec 31, 2020
(in millions)	Accrued Charges	Total Charges	Non-Cash Charges	Payments (A)	Accrued Charges (B)
Parts & Accessories	$1.2	$0.8	$—	$(1.7)	$0.3
Boat	6.1	1.3	(0.5)	(5.7)	1.2
Corporate	1.5	2.0	—	(1.8)	1.7
Total	$8.8	$4.1	$(0.5)	$(9.2)	$3.2

	Dec 31, 2018	2019 Activity			Dec 31, 2019
(in millions)	Accrued Charges	Total Charges	Non-Cash Charges	Payments (A)	Accrued Charges
Parts & Accessories	$—	$4.6	$—	$(3.4)	$1.2
Boat	15.4	9.7	(3.5)	(15.5)	6.1
Corporate	0.7	4.5	—	(3.7)	1.5
Total	$16.1	$18.8	$(3.5)	$(22.6)	$8.8

	Dec 31, 2017	2018 Activity			Dec 31, 2018
(in millions)	Accrued Charges	Total Charges	Non-Cash Charges	Payments (A)	Accrued Charges
Boat	$3.7	$54.1	$(26.6)	$(15.8)	$15.4
Corporate	—	0.7	—	—	0.7
Total	$3.7	$54.8	$(26.6)	$(15.8)	$16.1

(A) Cash payments may include payments related to prior period charges.
(B) The accrued charges as of December 31, 2020 are expected to be paid during 2021.

Reductions in demand for the Company's products, further refinement of its product portfolio, further opportunities to reduce costs or the cost of integrating future acquisitions may result in additional restructuring, exit and impairment charges in future periods.

Actions Initiated in 2020

During 2020, the Company recorded restructuring charges within the Boat segment related to the consolidation of its Greenville manufacturing location in order to streamline the overall cost structure.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
The following table is a summary of the expenses associated with the restructuring, exit and impairment activities for the year ended December 31, 2020, related to actions initiated in 2020:

(in millions)	Parts & Accessories	Boat	Corporate	Total
Restructuring and exit activities:
Employee termination and other benefits	$0.5	$0.4	$1.8	$2.7
Other	—	0.5	—	0.5
Asset disposition and impairment actions:
Definite-lived and other asset impairments	—	0.5	—	0.5
Total restructuring, exit and impairment charges	$0.5	$1.4	$1.8	$3.7

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

The following table is a summary of the expenses associated with the restructuring, exit and impairment activities for the year ended December 31, 2020 and December 31, 2019, related to actions initiated in 2019:

	December 31, 2020				December 31, 2019
(in millions)	Parts & Accessories	Boat	Corporate	Total	Parts & Accessories	Boat	Corporate	Total
Restructuring and exit activities:
Employee termination and other benefits	$0.3	$(0.1)	$0.1	$0.3	$4.6	$4.0	$3.1	$11.7
Current asset write-downs	—	—	—	—	—	0.5	—	0.5
Professional fees	—	—	0.1	0.1	—	1.7	1.4	3.1
Other	—	—	—	—	—	0.5	—	0.5
Asset disposition and impairment actions:
Definite-lived and other asset impairments	—	—	—	—	—	3.0	—	3.0
Total restructuring, exit and impairment charges	$0.3	$(0.1)	$0.2	$0.4	$4.6	$9.7	$4.5	$18.8

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

The following table is a summary of the expense associated with the restructuring, exit and impairment activities within the Boat segment, for the year ended December 31, 2018, related to actions initiated in 2017:

(in millions)
Restructuring and exit activities:
Employee termination and other benefits	$4.1
Professional fees	4.1
Asset disposition and impairment actions:
Valuation allowance (reversal) on disposal	(5.0)
Total restructuring, exit, integration and impairment charges	$3.2

Note 5 – Acquisitions

2019 Acquisitions

On May 21, 2019, the Company acquired 100 percent of Freedom Boat Club, a leading boat club operator based in Florida. The acquisition expands the Company's presence and scale within the emerging and fast-growing boat club market, providing its members access to a fleet of boats. Freedom Boat Club is included as part of the Company's Boat segment.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
The net cash consideration the Company paid to acquire Freedom Boat Club was $64.1 million, in addition to acquisition-related transaction costs of $2.5 million, for the year ended December 31, 2019. The final opening balance sheet included $29.2 million of identifiable intangible assets, including customer relationships, franchise agreements and trade names for $11.1 million, $4.9 million and $13.2 million, respectively, along with $27.3 million of goodwill, most of which is deductible for tax purposes. Included in the goodwill amount is $0.9 million of purchase accounting adjustments, primarily related to deferred taxes recorded in the year ended December 31, 2020. The amount assigned to Freedom Boat Club's customer relationships and franchise agreements will be amortized over their estimated useful lives of approximately 10 years and 15 years, respectively.

The 2019 Freedom Boat Club acquisition was not material to the Company's net sales, results of operations or total assets during any period presented. Accordingly, the Company's consolidated results from operations do not differ materially from historical performance as a result of this acquisition and, therefore, pro forma results are not presented.

2018 Acquisitions

On August 9, 2018, the Company completed its acquisition of the Global Marine & Mobile business of Power Products Holdings, LLC (Power Products) for $909.6 million in cash, on a cash-free, debt-free basis. Brunswick used proceeds from a combination of 364-day, three-year and five-year term loans (Term Loans) totaling $800.0 million as described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2018, along with cash on hand, to fund this acquisition.

Power Products is a leading provider of electrical products to marine and other recreational and specialty vehicle markets. The acquisition advances Brunswick's leadership by adding integrated electrical systems solutions to the marine market and an array of other mobile, specialty vehicle and industrial applications. Power Products is managed as part of the Parts and Accessories segment.
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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
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

Reportable Segments

The Company's segments are defined by management's reporting structure and operating activities. The Company's reportable segments are the following:
Propulsion. The Propulsion segment manufactures and markets a full range of outboard, sterndrive, and inboard engines, as well as propulsion-related controls, rigging, and propellers. These products are principally sold directly to boat builders, including Brunswick's Boat segment, and through marine retail dealers worldwide. The Propulsion segment primarily markets under the Mercury, Mercury MerCruiser, Mariner, Mercury Racing, and Mercury Diesel brands. The segment's engine manufacturing plants are located mainly in the United States and China, along with a joint venture in Japan, with sales mainly to markets in the Americas, Europe and Asia-Pacific.
Parts & Accessories. The Parts & Accessories (P&A) segment consists of the Engine Parts and Accessories and the Advanced Systems Group operating segments, which are aggregated and presented as a single reportable segment.
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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
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

Corporate/Other results include items such as corporate staff and administrative costs, investments in technology solutions, business development and other growth-related expenses, including IT enhancements. Corporate/Other total assets consist of mainly cash, cash equivalents and investments in short-term marketable securities, restricted cash, income tax balances and investments in unconsolidated affiliates. Segment eliminations adjust for sales between the Company's reportable segments and primarily relate to the sale of engines and parts and accessories to various boat brands, which are consummated at established arm's length transfer prices as the intersegment pricing for these engines and parts and accessories are based upon and consistent with selling prices to third party customers.

Information about the operations of Brunswick's reportable segments is set forth below:

Reportable Segments

	Net Sales			Operating Earnings (Loss)			Total Assets
(in millions)	2020	2019	2018	2020	2019	2018	2020	2019
Propulsion	$1,878.4	$1,692.9	$1,759.3	$285.5	$240.3	$243.8	$962.4	$1,002.8
Parts & Accessories	1,508.8	1,380.1	1,234.3	275.4	237.5	188.0	1,500.6	1,519.0
Boat	1,250.3	1,334.3	1,471.3	70.2	76.2	9.1	488.1	473.0
Corporate/Other	—	—	—	(91.8)	(83.0)	(85.4)	819.5	569.6
Segment Eliminations	(290.0)	(298.9)	(344.0)	—	—	—	—	—
Total	$4,347.5	$4,108.4	$4,120.9	$539.3	$471.0	$355.5	$3,770.6	$3,564.4

	Depreciation			Amortization
(in millions)	2020	2019	2018	2020	2019	2018
Propulsion	$72.0	$62.9	$58.2	$0.0	$0.0	$0.0
Parts & Accessories	14.3	13.3	11.1	30.1	30.3	23.0
Boat	30.7	28.2	26.7	1.8	1.3	1.0
Corporate/Other	4.5	2.7	4.0	—	—	—
Total	$121.5	$107.1	$100.0	$31.9	$31.6	$24.0

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

	Capital Expenditures			Research & Development Expense
(in millions)	2020	2019	2018	2020	2019	2018
Propulsion	$113.7	$157.2	$109.2	$85.4	$84.6	$85.1
Parts & Accessories	21.1	23.4	17.1	19.8	18.8	10.7
Boat	37.6	47.0	48.5	20.7	18.2	25.7
Corporate/Other	10.0	5.0	5.4	—	—	—
Total	$182.4	$232.6	$180.2	$125.9	$121.6	$121.5

Geographic Segments

	Net sales			Net property
(in millions)	2020	2019	2018	2020	2019
United States	$2,998.0	$2,871.1	$2,918.0	$774.2	$714.6
International	1,349.5	1,237.3	1,202.9	65.1	63.0
Corporate/Other	—	—	—	24.3	18.8
Total	$4,347.5	$4,108.4	$4,120.9	$863.6	$796.4

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

•Level 1 - Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets or liabilities.

•Level 2 - Inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly. These are typically obtained from readily available pricing sources for comparable instruments.

•Level 3 - Unobservable inputs, for which there is little or no market activity for the asset or liability. These inputs reflect the reporting entity's own assumptions of the data that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020:

(in millions)	Level 1	Level 2	Total
Assets:
Cash equivalents	$19.3	$—	$19.3
Short-term investments in marketable securities	56.7	—	56.7
Restricted cash	10.7	—	10.7
Derivatives	—	2.2	2.2
Total assets	$86.7	$2.2	$88.9

Liabilities:
Derivatives	$—	$12.0	$12.0
Deferred compensation	1.1	18.7	19.8
Total liabilities at fair value	$1.1	$30.7	$31.8
Liabilities measured at net asset value			10.7
Total liabilities			$42.5

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019:

(in millions)	Level 1	Level 2	Total
Assets:
Cash equivalents	$0.3	$—	$0.3
Short-term investments in marketable securities	0.8	—	0.8
Restricted cash	11.6	—	11.6
Derivatives	—	4.2	4.2
Total assets	$12.7	$4.2	$16.9

Liabilities:
Derivatives	$—	$3.2	$3.2
Deferred compensation	1.2	18.8	20.0
Total liabilities at fair value	$1.2	$22.0	$23.2
Liabilities measured at net asset value			8.5
Total liabilities			$31.7

Refer to Note 14 – Financial Instruments for additional information related to the fair value of derivative assets and liabilities by class. In addition to the items shown in the tables above, see Note 17 – Postretirement Benefits for further discussion regarding the fair value measurements associated with the Company's postretirement benefit plans.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Note 8 – Financing Receivables

The Company has recorded financing receivables, which are defined as a contractual right to receive money, as assets on its Consolidated Balance Sheets as of December 31, 2020 and 2019. Substantially all of the Company’s financing receivables are for commercial customers, which includes receivables sold to third-party finance companies (Third-Party Receivables) and customer notes and other (Other Receivables). Third-Party Receivables are accounts that have been sold to third-party finance companies, but do not meet the definition of a true sale and are therefore recorded as an asset with an offsetting balance recorded as a secured obligation in Accrued expenses. Other Receivables are mostly comprised of notes from customers, which are originated by the Company in the normal course of business. Financing receivables are carried at their face amounts less an allowance for credit losses.

The Company sells a broad range of marine products to a worldwide customer base and extends credit to its customers based upon an ongoing credit evaluation program. The Company’s business units maintain credit departments to manage financial exposure and perform credit risk assessments on an individual account basis. Accounts are not aggregated into categories for credit risk determinations. Due to the composition of the account portfolio, the Company does not believe that the credit risk posed by the Company’s financing receivables is significant to its operations, financial condition or cash flows. There were no significant troubled debt restructurings during the years ended December 31, 2020, 2019 or 2018.

The Company’s financing receivables, excluding trade accounts receivable contractually due within one year as of December 31, 2020 and December 31, 2019 were $6.5 million and $8.8 million, respectively.

The activity related to the allowance for credit loss on financing receivables during the years ended December 31, 2020 and December 31, 2019 was not material.

Note 9 – Investments

Investments in Marketable Securities

The Company may invest a portion of its cash reserves in marketable debt securities. These investments are reported in Short-term investments in marketable securities on the Consolidated Balance Sheets.

The following is a summary of the fair values, which were equal to the amortized costs, of the Company's available-for-sale securities, all due in one year or less, as of December 31, 2020 and 2019.

(in millions)	December 31, 2020	December 31, 2019
Corporate Bonds	$4.7	$—
Commercial Paper	51.2	—
U.S. Treasury Bills	0.8	0.8
Total available-for-sale-securities	$56.7	$0.8

The Company had no maturities of available-for-sale securities in 2020, 2019 and 2018.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Equity Investments

The Company has certain unconsolidated international and domestic affiliates that are accounted for using the equity method. The equity method is applied in situations in which the Company has the ability to exercise significant influence, but not control, over the investees. Management reviews equity investments for impairment whenever indicators are present, suggesting that the carrying value of an investment is not recoverable. The following items are examples of impairment indicators: significant, sustained declines in an investee’s revenue, earnings, and cash flow trends; adverse market conditions of the investee’s industry or geographic area; the investee’s inability to execute its operating plan; the investee’s inability to continue operations measured by several items, including liquidity; and other factors. Once an impairment indicator is identified, management uses considerable judgment to determine if the decline in value is other than temporary, in which case the equity investment is written down to its estimated fair value, which could negatively impact reported results of operations.

The Company has a 50 percent interest in a Japanese manufacturing company, Tohatsu Marine Corporation (TMC), which is accounted for as an equity method investment. The Company purchases engines from TMC, which are sold mostly in international markets. The Company reported a net amount payable to TMC of $44.7 million and $27.3 million at December 31, 2020 and December 31, 2019, respectively, within Accounts payable in the Consolidated Balance Sheets. Purchases from TMC were $91.0 million, $102.6 million and $117.1 million in 2020, 2019, and 2018, respectively.

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

BAC is funded in part through a $1.0 billion secured borrowing facility from Wells Fargo Commercial Distribution Finance, LLC (WFCDF), which is in place through the term of the joint venture, and with equity contributions from both partners. BAC also sells a portion of its receivables to a securitization facility, the Wells Fargo Dealer Floorplan Master Note Trust, which is arranged by Wells Fargo. The sales of these receivables meet the requirements of a "true sale" and are therefore not retained on the financial statements of BAC. Neither the Company nor any of its subsidiaries guarantee the indebtedness of BAC. In addition, BAC is not responsible for any continuing servicing costs or obligations with respect to the securitized receivables.

The Company considers BFS's investment in BAC as an investment in a variable interest entity of which the Company is not the primary beneficiary. As a result, the Company accounts for BFS's investment in BAC under the equity method and records it as a component of Equity investments in its Consolidated Balance Sheets. The Company records BFS's share of income or loss in BAC based on its ownership percentage in the joint venture in Equity earnings in its Consolidated Statements of Operations. BFS's equity investment is adjusted monthly to maintain a 49 percent interest in accordance with the capital provisions of the joint venture agreement. The Company funds its investment in BAC through cash contributions and reinvested earnings. BFS's total investment in BAC at December 31, 2020 and December 31, 2019 was $12.0 million and $18.8 million, respectively.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
The Company's maximum loss exposure relating to BAC is detailed as follows:

(in millions)	December 31, 2020	December 31, 2019
Investment	$12.0	$18.8
Repurchase and recourse obligations (A)	37.0	36.5
Liabilities (B)	(1.0)	(1.7)
Total maximum loss exposure	$48.0	$53.6

(A)Repurchase and recourse obligations are off-balance sheet obligations provided by the Company for the Propulsion, Parts and Accessories and Boat segments, respectively, and are included within the Maximum Potential Obligations disclosed in Note 13 – Commitments and Contingencies. Repurchase and recourse obligations include a North American repurchase agreement with WFCDF and could be reduced by repurchase activity occurring under other similar agreements with WFCDF and affiliates. The Company's risk under these repurchase arrangements is partially mitigated by the value of the products repurchased as part of the transaction. Amounts above exclude any potential recoveries from the value of the repurchased product.
(B)Represents accrued amounts for potential losses related to recourse exposure and the Company's expected losses on obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of these products to alternative dealers.

BFS recorded income related to the operations of BAC of $4.6 million, $6.9 million and $6.4 million in Equity earnings in the Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018, respectively.

Cash Flows

BFS reported cash flows from operating activities of $4.3 million, $7.6 million and $6.3 million within Other, net on the Consolidated Statements of Cash Flows in 2020, 2019 and 2018, respectively.

In 2020, BFS reported net cash flows from investing activities within Investments on the Consolidated Statements of Cash flows. Such cash flows for 2020 were $7.2 million, consisting of $10.3 million of cash received and $(3.1) million of cash contributions; in 2019 were $2.2 million, consisting of $7.9 million of cash received and $(5.7) million of cash contributions; and in 2018 were $(3.8) million, consisting of $8.2 million of cash received and $(12.0) million of cash contributions.

Note 11 – Goodwill and Other Intangibles

Effective January 1, 2020, the Company changed its management reporting and updated its reportable segments to Propulsion, Parts and Accessories (P&A) and Boat (inclusive of Business Acceleration) to align with its strategy. Refer to Note 6 –Segment Information for further information on the Company's reportable segments. As a result, the Company reallocated goodwill to its reporting units within the Propulsion and P&A segments based on each reporting unit's relative fair value.

Changes in the Company's goodwill during the period ended December 31, 2020, by segment, are summarized below:

(in millions)	2019	Acquisitions	Adjustments	2020
Propulsion	$14.5	$—	$0.8	$15.3
Parts & Accessories	371.9	—	0.6	372.5
Boat	28.6	—	1.3	29.9
Total	$415.0	$—	$2.7	$417.7

Changes in the Company's goodwill during the period ended December 31, 2019, by segment, are summarized below:

(in millions)	2018	Acquisitions	Adjustments	2019
Propulsion	$14.6	$—	$(0.1)	$14.5
Parts & Accessories	360.5	—	11.4	371.9
Boat	2.2	26.0	0.4	28.6
Total	$377.3	$26.0	$11.7	$415.0

Adjustments in the Boat segment for 2020 relate to finalizing purchase accounting related to the Freedom Boat Club acquisition, primarily related to deferred taxes. Adjustments in the Parts and Accessories segment for 2019 mainly relate to finalizing purchase accounting related to the Power Products acquisition. See Note 5 – Acquisitions for further details on the

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Company's acquisitions. Adjustments in both periods include the effect of foreign currency translation on goodwill denominated in currencies other than the U.S. dollar.

As of December 31, 2020 and 2019, the Company had no accumulated impairment loss on Goodwill.

The Company's intangible assets, included within Other intangibles, net on the Consolidated Balance Sheets as of December 31, 2020 and 2019, are summarized by intangible asset type below:

	2020		2019
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Customer relationships (A)	$687.7	$(306.4)	$687.0	$(274.6)
Trade names	166.2	—	165.8	—
Other (A)	18.5	(13.7)	18.4	(13.1)
Total	$872.4	$(320.1)	$871.2	$(287.7)

(A) The weighted average remaining amortization period for Customer relationships and Other intangibles assets were 12.1 years and 11.2 years, respectively, as of December 31, 2020.

The Company's intangible assets, included within Other intangibles, net on the Consolidated Balance Sheets as of December 31, 2020 and 2019, are summarized by segment below:

	2020		2019
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Propulsion	$1.0	$(0.5)	$1.0	$(0.5)
Parts & Accessories	618.8	(112.4)	617.6	(81.9)
Boat	252.6	(207.2)	252.6	(205.3)
Total	$872.4	$(320.1)	$871.2	$(287.7)

See Note 5 – Acquisitions for further details on intangibles acquired during 2019.

Aggregate amortization expense for intangibles was $31.9 million, $31.6 million and $14.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. Estimated amortization expense for intangible assets is $31.9 million for the year ending December 31, 2021, $31.6 million in 2022, $31.1 million in 2023, $31.1 million in 2024, and $31.1 million in 2025.

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

Due to the complexities involved in accounting for the enactment of the TCJA, the SEC staff issued Staff Accounting Bulletin (SAB) 118 which provided guidance on accounting for the income tax effects of the TCJA. SAB 118 provided a measurement period that should not extend beyond one year from the TCJA enactment date to complete the accounting for the

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
impact of the TCJA. In 2018, the Company completed its accounting for the income tax effects of the TCJA and based on additional guidance from the IRS, we updated our calculations. For the year ended December 31, 2018, the Company recorded a tax benefit of $5.1 million. This benefit consists primarily of an additional $7.0 million tax expense related to the one-time deemed repatriation tax and a tax benefit of $12.1 million primarily related to additional tax benefits for pension contributions.

The TCJA created a new requirement that certain income (i.e. GILTI) earned by controlled foreign corporations (CFC's) must be included in the gross income of the CFC's U.S. shareholder. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company's measurement of its deferred taxes (the “deferred method”). The Company has elected to use the period cost method and has reflected the impact of the GILTI tax in its financial statements for the periods ended December 31, 2020, December 31, 2019 and December 31, 2018, using such method.

The sources of Earnings before income taxes were as follows:

(in millions)	2020	2019	2018
United States	$354.5	$10.1	$237.3
Foreign	118.2	100.6	73.4
Earnings before income taxes	$472.7	$110.7	$310.7

The Income tax provision consisted of the following:

(in millions)	2020	2019	2018
Current tax expense (benefit):
U.S. Federal	$66.9	$94.5	$(2.3)
State and local	9.8	6.3	5.7
Foreign	38.9	29.3	22.9
Total current	115.6	130.1	26.3

Deferred tax expense (benefit):
U.S. Federal	(17.3)	(19.7)	30.5
State and local	1.1	(29.5)	0.9
Foreign	(1.4)	(0.6)	(0.4)
Total deferred	(17.6)	(49.8)	31.0

Income tax provision	$98.0	$80.3	$57.3

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Temporary differences and carryforwards giving rise to deferred tax assets and liabilities at December 31, 2020 and 2019 are summarized in the table below:

(in millions)	2020	2019
Deferred tax assets:
Loss carryforwards	$71.2	$81.9
Tax credit carryforwards	51.1	71.8
Product warranties	28.1	28.4
Sales incentives and discounts	21.9	25.9
Compensation and benefits	20.9	10.5
Deferred revenue	18.1	16.1
Operating lease liabilities	16.3	17.1
Equity compensation	12.0	12.0
Deferred compensation	11.7	10.9
Postretirement and postemployment benefits	11.0	11.5
Other	54.3	51.4
Gross deferred tax assets	316.6	337.5
Valuation allowance	(93.4)	(93.3)
Deferred tax assets	223.2	244.2

Deferred tax liabilities:
Depreciation and amortization	(48.0)	(85.5)
State and local income taxes	(22.7)	(24.3)
Operating lease assets	(14.9)	(15.7)
Other	(6.3)	(5.3)
Deferred tax liabilities	(91.9)	(130.8)

Total net deferred tax assets	$131.3	$113.4

The Company's total net deferred tax asset as of December 31, 2020 and 2019 reflects the impact of the U.S. federal corporate tax rate at 21 percent that was part of the TCJA. The Company was required to value its net deferred tax balance at the lower tax rate.

At December 31, 2020, the Company had a total valuation allowance against its deferred tax assets of $93.4 million. The remaining realizable value of deferred tax assets at December 31, 2020 was determined by evaluating the potential to recover the value of these assets through the utilization of tax loss and credit carrybacks, the reversal of existing taxable temporary differences and carryforwards, certain tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards. At December 31, 2020, the Company retained valuation allowance reserves of $59.1 million against deferred tax assets in the U.S. primarily related to non-amortizable intangibles and various state operating loss carryforwards and state tax credits that are subject to restrictive rules for future utilization, and valuation allowances of $34.3 million for deferred tax assets related to foreign jurisdictions, primarily Brazil and Luxembourg.

At December 31, 2020, the tax benefit of loss carryforwards totaling $71.2 million was available to reduce future tax liabilities. This deferred tax asset was comprised of $1.7 million for the tax benefit of federal net operating loss (NOL) carryforwards, $36.3 million for the tax benefit of state NOL carryforwards and $33.2 million for the tax benefit of foreign NOL carryforwards. NOL carryforwards of $57.0 million expire at various intervals between the years 2021 and 2039, while $14.2 million have an unlimited life.

At December 31, 2020, tax credit carryforwards totaling $51.4 million were available to reduce future tax liabilities. This deferred tax asset was comprised of $7.5 million related to federal tax credits, and $43.9 million of various state tax credits related to research and development, capital investment and job incentives. Tax credit carryforwards of $51.4 million expire at various intervals between the years 2021 and 2035.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

No deferred income taxes have been provided as of December 31, 2020 or 2019, on the applicable undistributed earnings of the non-U.S. subsidiaries where the indefinite reinvestment assertion has been applied. If at some future date these earnings cease to be indefinitely reinvested and are repatriated, the Company may be subject to additional U.S. income taxes and foreign withholding and other taxes on such amounts. Pursuant to changes made by the TCJA, remittances from foreign subsidiaries made in 2018 and future years are generally not subject to U.S. income taxation. These remittances are either excluded from U.S. taxable income as earnings that have already been subjected to taxation, or in the alternative are subject to a 100 percent foreign dividends received deduction. The Company continues to provide deferred taxes, primarily related to foreign withholding taxes, on the undistributed net earnings of foreign subsidiaries and unconsolidated affiliates that are not deemed to be indefinitely reinvested in operations outside the United States, although such amounts were immaterial as of December 31, 2020 and 2019.

As of December 31, 2020, 2019 and 2018 the Company had $4.1 million, $3.9 million and $2.3 million of gross unrecognized tax benefits, including interest, respectively. Substantially all of these amounts, if recognized, would impact the Company's tax provision and the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2020, 2019 and 2018, the amounts accrued for interest and penalties were not material.

The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties for the 2020, 2019 and 2018 annual reporting periods:

(in millions)	2020	2019	2018
Balance at January 1	$3.7	$2.3	$2.1
Gross increases - tax positions prior periods	0.1	2.0	0.6
Gross decreases - tax positions prior periods	—	(0.8)	(0.7)
Gross increases - current period tax positions	0.6	0.4	0.4
Decreases - settlements with taxing authorities	(0.1)	—	(0.1)
Reductions - lapse of statute of limitations	(0.6)	(0.2)	—
Balance at December 31	$3.7	$3.7	$2.3

The Company believes it is reasonably possible that the total amount of gross unrecognized tax benefits as of December 31, 2020 could decrease by approximately $0.5 million in 2021 due to settlements with taxing authorities or lapses in applicable statutes of limitation. Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be significant changes in the amount of unrecognized tax benefits in 2021, but the amount cannot be estimated at this time.

The Company is regularly audited by federal, state and foreign tax authorities. The Internal Revenue Service (IRS) has completed its field examination and has issued its Revenue Agents Report through the 2014 tax year and all open issues have been resolved. The Company is currently open to tax examinations by the IRS for the 2017 through 2019 tax years. Primarily as a result of filing amended returns, which were generated by the closing of federal income tax audits, the Company is still open to state and local tax audits in major tax jurisdictions dating back to the 2014 taxable year. The Company is no longer subject to income tax examinations by any major foreign tax jurisdiction for years prior to 2013.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The difference between the actual income tax provision and the tax provision computed by applying the statutory Federal income tax rate to Earnings before income taxes is attributable to the following:

(in millions)	2020	2019	2018
Income tax provision at 21 percent	$99.2	$23.2	$65.2
State and local income taxes, net of Federal income tax effect	11.6	(3.6)	8.8
Deferred tax asset valuation allowance	(0.2)	(3.5)	4.0
Equity compensation	(1.1)	(2.9)	(3.1)
Change in estimates related to prior years and prior years amended tax return filings	0.9	(2.9)	1.6
Federal and state tax credits	(12.0)	(11.6)	(11.6)
Taxes related to foreign income, net of credits	0.7	(5.2)	(6.5)
Deferred tax reassessment	5.4	1.9	3.3
Tax law changes	—	—	(5.2)
FDII deduction	(11.4)	(5.5)	(2.6)
Disproportionate tax effect released from Other comprehensive income	—	91.4	—
Other	4.9	(1.0)	3.4
Actual income tax provision	$98.0	$80.3	$57.3

Effective tax rate	20.7%	72.6%	18.5%

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

The Company's effective tax rate for 2019 and 2018 also reflects the benefit of having earnings from foreign entities that are in jurisdictions that have lower statutory tax rates than the U.S. with the most significant impact related to China and Poland, which have applicable statutory tax rates of 15 percent and 19 percent, respectively. In 2020, the Company has fewer foreign entities in jurisdictions that have a lower statutory tax rates than the U.S., with the most significant impact related to Poland, which has a 19% applicable statutory tax rate.

Income tax provision allocated to continuing operations and discontinued operations for the years ended December 31 was as follows:

(in millions)	2020	2019	2018
Continuing operations	$98.0	$80.3	$57.3
Discontinued operations	(0.5)	(40.1)	2.6
Total income tax provision	$97.5	$40.2	$59.9

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Note 13 – Commitments and Contingencies

Financial Commitments

The Company has entered into guarantees of indebtedness of third parties, primarily in connection with customer financing programs. Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount that is less than the total outstanding obligations. The Company has also extended guarantees to third parties that have purchased customer receivables from Brunswick and, in certain instances, has guaranteed secured term financing of its customers. Potential payments in connection with these customer financing arrangements generally extend over several years. The single year and maximum potential cash obligations associated with these customer financing arrangements as of December 31, 2020 and December 31, 2019 were $30.9 million and $4.3 million, respectively.

In most instances, upon repurchase of the receivable or note, the Company receives rights to the collateral securing the financing. The Company’s risk under these arrangements is partially mitigated by the value of the collateral that secures the financing.

The Company has accounts receivable sale arrangements with third parties which are included in the guarantee arrangements discussed above. The Company treats the sale of receivables in which the Company retains an interest as a secured obligation as the transfers of the receivables under these arrangements do not meet the requirements of a "true sale." Accordingly, the current portion of receivables underlying these arrangements of $1.6 million and $1.7 million was recorded in Accounts and notes receivable and Accrued expenses as of December 31, 2020 and December 31, 2019, respectively. As of December 31, 2020 and 2019, the Company did not have any long-term receivables related to these arrangements.

The Company has also entered into arrangements with third-party lenders in which it has agreed, in the event of a customer or franchisee default, to repurchase from the third-party lender those Brunswick products repossessed from the customer or franchisee. These arrangements are typically subject to a maximum repurchase amount. The single year and maximum potential cash payments the Company could be required to make to repurchase collateral as of December 31, 2020 and December 31, 2019 were $54.3 million and $63.1 million, respectively. Included within this repurchase amount are amounts related to BAC, as discussed in Note 10 –Financing Joint Venture.

The Company’s risk under these repurchase arrangements is partially mitigated by the value of the products repurchased as part of the transaction. The Company had $0.8 million and $1.5 million accrued for potential losses related to repurchase exposure as of December 31, 2020 and December 31, 2019, respectively. The Company’s repurchase accrual represents the expected losses that could result from obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of those products to alternative dealers.

The Company has recorded its estimated net liability associated with losses from these guarantee and repurchase obligations on its Consolidated Balance Sheets based on historical experience and current facts and circumstances. Historical cash requirements and losses associated with these obligations have not been significant, but could increase if dealer defaults exceed current expectations.

Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling $6.1 million and $13.5 million, respectively, as of December 31, 2020. A large portion of these standby letters of credit and surety bonds are related to the Company’s self-insured workers' compensation program as required by its insurance companies and various state agencies. The Company has recorded reserves to cover the anticipated liabilities associated with these programs. Under certain circumstances, such as an event of default under the Company's revolving credit facility, or, in the case of surety bonds, a ratings downgrade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds. The Company was not required to post letters of credit as collateral against surety bonds as of December 31, 2020.

The Company has a collateral trust arrangement with insurance carriers and a trustee bank. The trust is owned by the Company, but the assets are pledged as collateral against workers’ compensation related obligations in lieu of other forms of collateral including letters of credit. In connection with this arrangement, the Company had $9.1 million of cash in the trust at both December 31, 2020 and December 31, 2019, respectively, which was classified as Restricted cash in the Company's Consolidated Balance Sheets.

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

The following activity related to product warranty liabilities was recorded in Accrued expenses during the years ended December 31, 2020 and December 31, 2019:

(in millions)	2020	2019
Balance at beginning of period	$117.6	$116.8
Payments - Recurring	(53.5)	(59.2)
Payments - Sport Yacht & Yachts and Fitness businesses	(6.2)	(12.5)
Provisions/additions for contracts issued/sold	58.0	59.0
Aggregate changes for preexisting warranties	0.9	7.6
Foreign currency translation	0.9	0.0
Other (A)	(1.8)	5.9
Balance at end of period	$115.9	$117.6

(A) The Company retained a $5.9 million warranty liability from the sale of its Fitness business in 2019. The warranty liability pertains to product field campaigns for certain Cybex products designed prior to the Cybex acquisition. The Company recorded $(1.8) million of adjustments as of December 31, 2020.

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

The following activity related to deferred revenue for extended product warranty contracts was recorded in Accrued expenses and Other long-term liabilities during the years ended December 31, 2020 and December 31, 2019:

(in millions)	2020	2019
Balance at beginning of period	$75.3	$66.4
Extended warranty contracts sold	29.5	24.3
Revenue recognized on existing extended warranty contracts	(17.3)	(15.2)
Foreign currency translation	0.2	0.2
Other	(0.3)	(0.4)
Balance at end of period	$87.4	$75.3

Legal

The Company accrues for litigation exposure when it is probable that future costs will be incurred and such costs can be reasonably estimated. Adjustments to estimates are recorded in the period they are identified. Management does not believe that there is a reasonable possibility that a material loss exceeding the amounts already recognized for the Company's litigation claims and matters, if any, has been incurred. In light of existing accruals, the Company's litigation claims, when finally

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
resolved, are not expected, in the opinion of management, to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

The environmental remediation and clean-up projects in which the Company is involved have an aggregate estimated range of exposure of approximately $15.9 million to $38.2 million as of December 31, 2020. At December 31, 2020 and 2019, the Company had accruals for environmental liabilities of $15.9 million and $14.8 million, respectively, which were recorded within Accrued expenses and Other long-term liabilities in the Consolidated Balance Sheets. The Company recorded $1.6 million of environmental provisions for the year ended December 31, 2020 and recorded nominal environmental provisions for the year ended December 31, 2019 and December 31, 2018.

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

Derivative Financial Instruments. The Company uses derivative financial instruments to manage its risks associated with movements in foreign currency exchange rates and interest rates. Derivative instruments are not used for trading or speculative purposes. The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivatives that are designated as hedges to specific forecasted transactions. The Company also assesses, both at the hedge’s inception and monthly thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in the anticipated cash flows of the hedged item. If the hedging relationship ceases to be highly effective, or it becomes probable that a forecasted transaction is no longer expected to occur, the Company discontinues hedge accounting prospectively and immediately recognizes the gains and losses associated with those hedges. There were no material adjustments as a result of ineffectiveness to the results of operations for the years ended December 31, 2020, 2019 and 2018. The fair value of derivative financial instruments is determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded. The effects of derivative financial instruments are not expected to be material to the Company’s financial position or results of operations when considered together with the underlying exposure being hedged. Use of derivative financial instruments exposes the Company to credit risk with its counterparties when the fair value of a derivative contract is an asset. The Company mitigates this risk by entering into derivative contracts with highly rated counterparties. The maximum amount of loss due to counterparty credit risk is limited to the asset value of derivative financial instruments.

Cash Flow Hedges. The Company enters into certain derivative instruments that are designated and qualify as cash flow hedges. The Company executes both forward and option contracts, based on forecasted transactions, to manage foreign currency exchange exposure mainly related to inventory purchase and sales transactions.

A cash flow hedge requires that as changes in the fair value of derivatives occur, the portion of the change deemed to be effective is recorded temporarily in Accumulated other comprehensive loss and reclassified into earnings in the same period or

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
periods during which the hedged transaction affects earnings. As of December 31, 2020, the term of derivative instruments hedging forecasted transactions ranged up to 18 months.

The following activity related to cash flow hedges was recorded in Accumulated other comprehensive loss as of December 31:

	Accumulated Unrealized Derivative
	Gains (Losses)
	2020		2019
(in millions)	Pretax	After-tax	Pretax	After-tax
Beginning balance	$1.1	$(5.5)	$6.2	$(1.9)
Net change in value of outstanding hedges	(6.4)	(4.7)	5.1	3.6
Net amount recognized into earnings	(6.8)	(5.0)	(10.2)	(7.2)
Ending balance	$(12.1)	$(15.2)	$1.1	$(5.5)

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

Commodity Price. The Company uses commodity swaps to hedge anticipated purchases of aluminum. As of December 31, 2020, the notional value of commodity swap contracts outstanding was $10.0 million, with the contracts maturing through 2021. The Company had no outstanding commodity swap contracts at December 31, 2019. The amount of gain or loss associated with the change in fair value of these instruments is deferred in Accumulated other comprehensive loss and recognized in Cost of sales in the same period or periods during which the hedged transaction affects earnings. As of December 31, 2020, the Company estimates that during the next 12 months it will reclassify $0.1 million of net gains (based on current prices) from Accumulated other comprehensive loss to Cost of sales.

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

Forward exchange contracts outstanding at December 31, 2020 and December 31, 2019 had notional contract values of $395.9 million and $332.5 million, respectively. There were no option contracts outstanding at December 31, 2020. Option contracts outstanding at December 31, 2019, had a notional contract value of $17.8 million. The forward and options contracts outstanding at December 31, 2020, mature during 2021 and 2022 and mainly relate to the Euro, Australian dollar, Canadian dollar and Japanese yen. As of December 31, 2020, the Company estimates that during the next 12 months, it will reclassify approximately $8.2 million of net losses (based on rates as of December 31, 2020) from Accumulated other comprehensive loss to Cost of sales.

Interest Rate Derivatives. The Company previously entered into fixed-to-floating interest rate swaps to convert a portion of its long-term debt from fixed to floating rate debt. In the second half of 2019, the Company settled its fixed-to-floating interest rate swaps, resulting in a net deferred gain of $2.5 million included within Debt. The Company will reclassify $0.7 million of net deferred gains from Debt to Interest expense during the next 12 months. As a result, there are no outstanding interest rate swaps as of both December 31, 2020 and December 31, 2019.

The Company may also enter into forward-starting interest rate swaps to hedge the interest rate risk associated with anticipated debt issuances. There were no forward-starting interest rate swaps outstanding at December 31, 2020 or December 31, 2019, however the Company had $1.4 million and $2.0 million, respectively, of net deferred losses associated with previously settled forward-starting interest rate swaps which were included in Accumulated other comprehensive loss. As of December 31, 2020, the Company will reclassify approximately $0.6 million of net losses resulting from settled forward-starting interest rate swaps from Accumulated other comprehensive loss to Interest expense during the next 12 months.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
As of December 31, 2020 and December 31, 2019, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets			Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		2020	2019		2020	2019
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid expenses and other	$1.3	$4.1	Accrued expenses	$11.3	$2.3
Commodity contracts	Prepaid expenses and other	0.9	—	Accrued expenses	—	—
Total		$2.2	$4.1		$11.3	$2.3

Other Hedging Activity
Foreign exchange contracts	Prepaid expenses and other	$0.0	$0.1	Accrued expenses	$0.7	$0.9

The effect of derivative instruments on the Consolidated Statements of Operations for the years ended December 31, 2020 and December 31, 2019 was:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)
	2020	2019		2020	2019
Interest rate contracts	$—	$—	Interest expense	$(0.6)	$(0.6)
Foreign exchange contracts	(7.3)	5.1	Cost of sales	7.4	10.8
Commodity contracts	0.9	—	Cost of sales	0.0	—
Total	$(6.4)	$5.1		$6.8	$10.2

Derivatives Designated as Fair Value Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
		2020	2019
Interest rate contracts	Interest expense	$0.7	$0.1

Other Hedging Activity	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
		2020	2019
Foreign exchange contracts	Cost of sales	$(0.8)	$2.4
Foreign exchange contracts	Other expense, net	1.0	(1.3)
Total		$0.2	$1.1

Fair Value of Other Financial Instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents and accounts and notes receivable approximate their fair values because of the short maturity of these instruments. At December 31, 2020 and December 31, 2019, the fair value of the Company’s long-term debt was approximately $1,062.3 million and $1,214.6 million, respectively, and was determined using Level 1 and Level 2 inputs described in Note 7 – Fair Value Measurements, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt. The carrying value of long-term debt, including current maturities, was $972.1 million and $1,131.6 million as of December 31, 2020 and December 31, 2019, respectively.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Note 15 – Accrued Expenses

Accrued Expenses at December 31, 2020 and 2019 were as follows:

(in millions)	2020	2019
Compensation and benefit plans	$167.8	$118.9
Product warranties	115.9	117.6
Sales incentives and discounts	113.6	116.9
Deferred revenue and customer deposits	48.2	38.7
Current operating lease liabilities	19.2	18.4
Legal fees	16.5	15.1
Insurance reserves	15.9	16.3
Real, personal and other non-income taxes	15.5	4.5
Interest	15.3	16.5
Derivatives	12.0	3.2
Environmental reserves	6.9	6.6
Other	31.7	36.9
Total accrued expenses	$578.5	$509.6

Note 16 – Debt

Long-term debt at December 31, 2020 and December 31, 2019 consisted of the following:

(in millions)	2020	2019
Senior Notes, 6.375%, due 2049, net of debt issuances costs of $7.5 and $7.8	$222.5	$222.2
Senior Notes, 6.500% due 2048, net of debt issuance costs of $8.0 and $8.2	177.0	176.8
Notes, 7.125% due 2027, net of discount of $0.2 and $0.3 and debt issuance costs of $0.3 and $0.4	162.7	162.5
Term loan, floating rate due 2023, net of debt issuance costs of $0.6 and $1.3 (A) (C)	150.7	305.0
Senior Notes, 6.625%, due 2049, net of debt issuances costs of $4.2 and $4.4	120.8	120.6
Debentures, 7.375% due 2023, net of discount of $0.1 and $0.1 and debt issuance costs of $0.1 and $0.2 (B)	104.6	105.2
Loan with Fond du Lac County Economic Development Corporation, 2.0% due 2021, net of discount of $0.8 and $1.6 and debt issuance costs of $0.0 and $0.0	6.9	11.1
Notes, various up to 5.9% payable through 2028	6.2	5.9
Total long-term debt	951.4	1,109.3
Current maturities of long-term debt	(43.1)	(41.3)
Long-term debt, net of current maturities	$908.3	$1,068.0

(A) Beginning in December 2018, scheduled repayment of the 5-year term loan occurs each March, June, September and December equal to 2.50% of the aggregate principal amount of $350.0 million. The remaining principal amount is due August 2023.
(B) Included in Debentures, 7.375% percent due 2023 at December 31, 2020 and December 31, 2019, are the aggregate fair values related to the fixed-to-floating interest rate swaps as discussed in Note 14 – Financial Instruments.
(C) As of December 31, 2020 and December 31, 2019, the interest rate was 1.74% and 3.50%, respectively.

Debt issuance costs paid for the year ended December 31, 2019 was $8.1 million. Debt issuance costs are reported in net proceeds from issuances of long-term debt within cash flows from financing activities on the Consolidated Statements of Cash Flows. There were no debt issuance costs paid during 2020.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Scheduled maturities, net:

(in millions)
2021	$43.1
2022	36.4
2023	186.3
2024	0.5
2025	2.0
Thereafter	683.1
Total long-term debt including current maturities	$951.4

Activity

Term Loan

During 2020, the Company made principal repayments totaling $155.0 million of its 2023 floating rate term loan. The term loan was redeemed at 100 percent of the principal amount plus accrued interest, in accordance with the redemption provisions of the term loan.

Senior Notes due 2021

In July 2019, the Company called $150.0 million of its 4.625% senior notes due 2021. The bonds were retired in August 2019 at par plus accrued interest, in accordance with the call provisions of the notes, and the associated interest rate swaps have been terminated. Refer to Note 14 – Financial Instruments for further information on the terminated interest rate swaps.

Senior Notes due 2049

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

Short-term Borrowing Arrangements

The Company maintains an Amended and Restated Credit Agreement (Credit Facility). The Credit Facility provides for $400.0 million of borrowing capacity and is in effect through September 2024. The Credit Facility includes provisions to add up to $100.0 million of additional borrowing capacity and extend the facility for two additional one-year terms, subject to lender approval. In November 2019, the Credit Facility was amended to extend the maturity date from September 2023 to September 2024. The Company currently pays a facility fee of 15 basis points per annum. The facility fee per annum will be within a range of 12.5 to 35 basis points based on the Company's credit rating. Under the terms of the Credit Facility, the Company has two borrowing options: borrowing at a rate tied to adjusted LIBOR plus a spread of 110 basis points or a base rate plus a margin of 10.0 basis points. The rates are determined by the Company's credit ratings, with spreads ranging from 100 to 190 basis points for LIBOR rate borrowings and 0 to 90 basis points for base rate borrowings. The Company is required to maintain compliance with two financial covenants included in the Credit Facility: a minimum interest coverage ratio and a maximum leverage ratio. The minimum interest coverage ratio, as defined in the agreement, is not permitted to be less than 3.00 to 1.00. The maximum leverage ratio, as defined in the agreement, is not permitted to be more than 3.50 to 1.00. As of December 31, 2020, the Company was in compliance with the financial covenants in the Credit Facility.

On March 23, 2020, the Company delivered a borrowing request to the administrative agent for the Credit Facility to increase the Company’s borrowings to $385.0 million, which was substantially all of the amount available for borrowing under

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
the Credit Facility, net of outstanding letters of credit. The Company borrowed the amount described above under the Credit Facility as a precautionary action in order to increase its cash position and to enhance its liquidity and financial flexibility in response to the COVID-19 pandemic.

During 2020 and 2019, gross borrowings under the Credit Facility totaled $610.0 million and $655.0 million, respectively. As of December 31, 2020 and December 31, 2019, there were no borrowings outstanding and available borrowing capacity totaled $395.0 million, net of $5.0 million of letters of credit outstanding under the Credit Facility. The maximum amount utilized under the Credit Facility during the years ended December 31, 2020 and December 31, 2019, including letters of credit outstanding under the Credit Facility were $397.1 million and $258.6 million, respectively.

In December 2019, the Company entered into an unsecured commercial paper program (CP Program) pursuant to which the Company, may issue short-term, unsecured commercial paper notes (CP Notes). Amounts available under the CP Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate principal amount of CP Notes outstanding under the CP Program at any time not to exceed the lower of $300.0 million or the available borrowing amount under the Credit Facility. The net proceeds of the issuances of the CP Notes are expected to be used for general corporate purposes. The maturities of the CP Notes will vary but may not exceed 397 days from the date of issue. The CP Notes will be sold under customary terms in the commercial paper market and will be issued at a discount from par or, alternatively, will be issued at par and bear varying interest rates on a fixed or floating basis. During 2020, borrowings under the CP Program totaled $175.0 million, all of which were repaid during the period. During 2020, the maximum amount utilized under the CP Program was $100.0 million. There were no borrowings under the CP program during 2019.
Other Debt

As provided under the terms of its loan agreement with the Fond du Lac County Economic Development Corporation, which is secured by the Company's property located in Fond du Lac, Wisconsin, up to a maximum 43 percent of the principal due annually can be forgiven if the Company achieves certain employment targets as outlined in the agreement. The amount of loan forgiveness is based on average employment levels at the end of the previous four quarters. Total loan forgiveness for 2020, 2019 and 2018 was $2.1 million or 43 percent of the principal due each year.

General Provisions

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

Interest on the Company's 2023 and 2027 notes is due semi-annually. Interest on the Company's 6.500% Notes, 6.625% Notes, 6.375% Notes and the Term Loan is due quarterly.

Unless otherwise noted, the Company's debt is unsecured and does not contain subsidiary guarantees.

The Company may be required to repurchase some or all of the 6.500% Notes, 6.625% Notes and the 6.375% Notes in the event of a change of control, subject to certain circumstances, for an amount equal to 101 percent of the outstanding principal plus any accrued and unpaid interest.

The Company's 2027 notes may be redeemed at any time at the Company's discretion, in whole or in part, at the redemption price specified in the agreement, plus any accrued and unpaid interest. The Company's 2023 notes are not redeemable. The Company's 2023 floating rate term loan may be redeemed at any time at the Company's discretion, either in whole or in part, at the redemption price equal to 100 percent of the principal amount plus any accrued and unpaid interest. The remainder of the Company's 2048 and 2049 notes may be redeemed 5 years from the date of issuance, either in whole or in part, at a redemption price equal to 100 percent of the principal amount plus any accrued and unpaid interest.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Note 17 – Postretirement Benefits

Overview. The Company has defined contribution plans and makes contributions including matching and annual discretionary contributions which are based on various percentages of compensation, and in some instances are based on the amount of the employees' contributions to the plans. The expense related to the defined contribution plans was $49.4 million in 2020, $44.1 million in 2019 and $45.3 million in 2018.

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

Plan Developments. The Company historically maintained four qualified defined benefit plans: the Brunswick Pension Plan for Salaried Employees (Salaried Plan), the Brunswick Pension Plan for Hourly Bargaining Unit Employees (Bargaining Plan), the Brunswick Pension Plan For Hourly Employees (Hourly Plan) and the Brunswick Pension Plan For Hourly Wage Employees (Muskegon Plan). During the third quarter of 2018, the Company initiated actions to terminate its two remaining plans, the Salaried Plan and the Bargaining Plan, effective October 31, 2018. All benefits were settled during 2019, either through a lump-sum payment to participants or the purchase of an annuity offering on behalf of the participants. As a result of the planned terminations, the remaining over-funded position for each plan is currently recorded within Accounts and notes receivable in the Consolidated Balance Sheets. The Company had previously completed actions to terminate the Hourly Plan and the Muskegon Plan, effective as of December 31, 2016, and all benefits were paid during 2017 as described below.

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

Costs. Pension and other postretirement benefit costs included the following components for 2020, 2019 and 2018:

	Pension Benefits			Other Postretirement Benefits
(in millions)	2020	2019	2018	2020	2019	2018
Interest cost	$0.7	$6.0	$22.6	$0.8	$1.3	$1.1
Expected return on plan assets	—	(7.4)	(24.8)	—	—	—
Amortization of prior service credits	—	—	—	(0.7)	(0.7)	(0.7)
Amortization of net actuarial losses	0.6	5.8	9.9	—	—	—
Settlement charges	(1.1)	292.8	—	—	—	—
Net pension and other benefit costs	$0.2	$297.2	$7.7	$0.1	$0.6	$0.4

Net pension and other benefit costs are recorded in Pension settlement benefit (charge) and Other expense, net in the Consolidated Statements of Operations.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Benefit Obligations and Funded Status. A reconciliation of the changes in the benefit obligations and fair value of assets over the two-year period ending December 31, 2020, and a statement of the funded status at December 31 for these years for the Company's pension and other postretirement benefit plans follow:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2020	2019	2020	2019
Reconciliation of benefit obligation:
Benefit obligation at previous December 31	$28.1	$652.8	$33.0	$34.3
Interest cost	0.7	6.0	0.8	1.3
Actuarial losses	2.1	77.3	1.8	0.2
Benefit payments	(3.4)	(34.1)	(2.4)	(2.8)
Settlement payments	—	(673.9)	—	—
Benefit obligation at December 31	27.5	28.1	33.2	33.0

Reconciliation of fair value of plan assets:
Fair value of plan assets at previous December 31	10.6	642.0	—	—
Actual return on plan assets	—	70.8	—	—
Employer contributions	3.4	7.9	2.4	2.8
Benefit payments	(3.4)	(34.1)	(2.4)	(2.8)
Settlement payments	—	(673.9)	—	—
Adjustments (A)	(10.6)	(2.1)	—	—
Fair value of plan assets at December 31	—	10.6	—	—

Funded status at December 31	$(27.5)	$(17.5)	$(33.2)	$(33.0)
Funded percentage	NA	38%	NA	NA

(A) 2020 adjustment represents the overfunded position of the Company's salaried bargaining plans refunded during the year.

The funded status of these pension plans includes the projected and accumulated benefit obligations for the Company's nonqualified pension plan of $27.5 million and $28.1 million at December 31, 2020 and 2019, respectively. The Company's nonqualified pension plan and other postretirement benefit plans are not funded. The projected benefit obligation, net of plan assets for the Company's foreign pension plans, was $17.1 million and $17.5 million as of December 31, 2020 and 2019, respectively.

The amounts included in the Company's Consolidated Balance Sheets as of December 31, 2020 and 2019, were as follows:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2020	2019	2020	2019
Prepaid expenses and other	$—	$—	$—	$—
Accounts and notes receivable	—	10.6	—	—
Assets recognized	$—	$10.6	$—	$—

Accrued expenses	$3.0	$3.5	$3.1	$3.6
Postretirement benefit liabilities	24.5	24.6	30.1	29.4
Liabilities recognized	$27.5	$28.1	$33.2	$33.0

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Accumulated Other Comprehensive Loss. The following pretax activity related to pensions and other postretirement benefits was recorded in Accumulated other comprehensive loss as of December 31:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2020	2019	2020	2019
Prior service credits
Beginning balance	$—	$—	$(8.1)	$(8.8)
Amount recognized as component of net benefit costs	—	—	0.7	0.7
Ending balance	—	—	(7.4)	(8.1)

Net actuarial losses
Beginning balance	12.0	298.3	(1.4)	(1.5)
Actuarial losses arising during the period	2.1	12.3	1.8	0.1
Amount recognized as component of net benefit costs	(0.6)	(298.6)	—	—
Ending balance	13.5	12.0	0.4	(1.4)

Total	$13.5	$12.0	$(7.0)	$(9.5)
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

Other Postretirement Benefits. Once participants eligible for other postretirement benefits turn 65 years old, the health care benefits become a flat dollar amount based on age and years of service. The assumed health care cost trend rate for other postretirement benefits for pre-age 65 benefits as of December 31 was as follows:

	Pre-age 65 Benefits
	2020	2019
Health care cost trend rate for next year	5.3%	5.4%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year rate reaches the ultimate trend rate	2037	2037

A one percent change in the assumed health care trend rate at December 31, 2020 would not have a material impact on the accumulated postretirement benefit obligation.

The Company monitors the cost of health care and life insurance benefit plans and reserves the right to make additional changes or terminate these benefits in the future.

Assumptions. Weighted average assumptions used to determine pension and other postretirement benefit obligations at December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019
Discount rate	2.00%	2.96%	2.13%	3.07%

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Weighted average assumptions used to determine net pension and other postretirement benefit costs for the years ended December 31 were as follows:

	2020	2019	2018
Discount rate for pension benefits (A) (B)	2.55%	4.13%	3.27%
Discount rate for other postretirement benefits (A) (B)	2.65%	3.85%	3.08%
Long-term rate of return on plan assets (C)	NA	NA	4.25%

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

Expected Cash Flows. The expected cash flows for the Company's pension and other postretirement benefit plan are presented as follows:

(in millions)	Pension Benefits	Other Postretirement Benefits
Company contributions expected to be made in 2021	$3.0	$3.1
Expected benefit payments:
2021	3.0	3.1
2022	2.8	3.0
2023	2.7	2.8
2024	2.3	2.6
2025	2.2	2.5
2026-2030	9.0	10.3

Note 18 – Stock Plans and Management Compensation

Under the Brunswick Corporation 2014 Stock Incentive Plan, the Company may grant stock appreciation rights (SARs), non-vested stock units, and performance awards to executives, other employees and non-employee directors, with shares from treasury shares and from authorized, but unissued, shares of common stock initially available for grant, in addition to: (i) the forfeiture of past awards; (ii) shares not issued upon the net settlement of SARs; or (iii) shares delivered to or withheld by the Company to pay the withholding taxes related to awards. As of December 31, 2020, 4.9 million shares remained available for grant.

Share grant amounts, fair values, and fair value assumptions reflect all outstanding awards for both continuing and discontinued operations.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Non-Vested Stock Units

The Company grants both stock-settled and cash-settled non-vested stock units to key employees as determined by management and the Human Resources and Compensation Committee of the Board of Directors. Non-vested stock units have vesting periods of three years. Non-vested stock units are eligible for dividends, which are reinvested, and are non-voting. All non-vested units have restrictions on the sale or transfer of such awards during the vesting period.

Generally, grants of non-vested stock units are forfeited if employment is terminated prior to vesting. Non-vested stock units vest pro rata over one year if (i) the grantee has attained the age of 62, or (ii) the grantee's age plus total years of service equals 70 or more.

The Company recognizes the cost of non-vested stock units on a straight-line basis over the requisite service period. Additionally, cash-settled non-vested stock units are recorded as a liability on the balance sheet and adjusted to fair value each reporting period through stock compensation expense. During the years ended December 31, 2020, 2019 and 2018, the Company charged $13.3 million, $10.9 million and $11.1 million, respectively, to compensation expense for non-vested stock units. The related income tax benefit recognized in 2020, 2019 and 2018 was $3.3 million, $2.7 million and $2.8 million, respectively. The fair value of shares vested during 2020, 2019 and 2018 was $6.6 million, $19.2 million and $4.4 million respectively.

The weighted average price per Non-vested stock unit at grant date was $64.13, $49.12 and $59.05 for units granted in 2020, 2019 and 2018, respectively. Non-vested stock unit activity for the year ended December 31, 2020 was as follows:

(in thousands, except grant date fair value)	Non-vested Stock Unit Activity	Weighted Average Grant Date Fair Value ($)
Non-vested units, unvested at January 1, 2020	444	53.42
Awarded	272	64.13
Forfeited	(58)	57.72
Vested	(87)	58.58
Non-vested units, unvested at December 31, 2020	571	57.31

As of December 31, 2020, there was $11.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. The Company expects this expense to be recognized over a weighted average period of 1.4 years.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
SARs activity for all plans for the years ended December 31, 2020, 2019 and 2018, was as follows:

	2020				2019			2018
(in thousands, except exercise price and terms)	SARs Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	SARs Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	SARs Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding on January 1	119	$21.57			343	$16.04		594	$14.40
Exercised	(97)	$21.16		$5,353	(224)	$13.13	$10,494	(248)	$12.10	$12,636
Forfeited	—	$11.08			0	$5.86		(3)	$17.06
Outstanding on December 31	22	$23.41	1.1 years	$6,276	119	$21.57	$4,571	343	$16.04	$10,439
Exercisable and Vested on December 31	22	$23.41	1.1 years	$6,276	119	$21.57	$4,571	343	$16.04	$10,439

The following table summarizes information about SARs outstanding as of December 31, 2020:

	Outstanding and Exercisable
Exercise Price	Number (in thousands)	Weighted Average Remaining Years of Contractual Life
$14.68	0.6	0.7	years
$21.52	1.4	0.1	years
$23.79	19.7	1.1	years

SARs expense was immaterial for all periods presented.

Performance Awards

In February 2020, 2019 and 2018, the Company granted performance shares to certain senior executives. Performance share awards are based on three performance measures: a cash flow return on investment (CFROI) measure, an operating margin (OM) measure and a total shareholder return (TSR) modifier. Performance shares are earned based on a three-year performance period commencing at the beginning of the calendar year of each grant. The performance shares earned are then subject to a TSR modifier based on stock returns measured against stock returns of a predefined comparator group over a three-year performance period. Additionally, in February 2020, 2019 and 2018, the Company granted 26,750, 24,605 and 24,490 performance shares, respectively, to certain officers and certain senior managers based on the respective measures and performance periods described above but excluding a TSR modifier.

The fair values of the senior executives' performance share award grants with a TSR modifier at the grant date in 2020, 2019 and 2018 were $64.72, $49.64 and $61.59, respectively, which were estimated using the Monte Carlo valuation model, and incorporated the following assumptions:

	2020	2019	2018
Risk-free interest rate	1.4%	2.9%	2.4%
Dividend yield	1.5%	1.7%	1.3%
Volatility factor	46.6%	41.0%	38.9%
Expected life of award	2.9 years	2.9 years	2.9 years

The fair value of certain officers' and certain senior managers' performance awards granted based solely on the CFROI and OM performance factors was $61.91, $47.61 and $57.19, which was equal to the stock price on the date of grant in 2020, 2019 and 2018, respectively, less the present value of dividend payments over the vesting period.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
The Company recorded compensation expense related to performance awards of $13.8 million, $6.4 million and $5.6 million in 2020, 2019 and 2018, respectively. The related income tax benefit recognized in 2020, 2019 and 2018 was $3.4 million, $1.6 million and $1.4 million, respectively. The fair value of awards vested during 2020, 2019 and 2018 was $3.4 million, $4.9 million and $7.8 million, respectively.

Performance award activity for the year ended December 31, 2020 was as follows:

(in thousands, except grant date fair value)	Performance Awards	Weighted Average Grant Date Fair Value ($)
Performance awards, unvested at January 1	88	53.55
Awarded	116	63.13
Forfeited	(37)	57.71
Vested and earned	45	42.34
Performance awards, unvested at December 31	212	55.71

As of December 31, 2020, the Company had $4.0 million of total unrecognized compensation expense related to performance awards. The Company expects this expense to be recognized over a weighted average period of 1.5 years.

Excess Tax Benefits/Shortfalls

For tax purposes, share-based compensation expense is deductible in the year of exercise or release based on the intrinsic value of the award on the date of exercise or release. For financial reporting purposes, share-based compensation expense is based upon grant-date fair value, which is amortized over the vesting period. Excess or "windfall" tax benefits represent the excess tax deduction received by the Company resulting from the difference between the share-based compensation expense deductible for tax purposes and the share-based compensation expense recognized for financial reporting purposes. Conversely, the Company may recognize a tax "shortfall" in circumstances when share-based expense recognized for reporting purposes exceeds the expense deductible for tax purposes. Windfall tax benefits and shortfalls are recorded directly to Income tax provision on the Company's Consolidated Statement of Operations. Windfall tax benefits for the years ended December 31, 2020, 2019 and 2018 were $1.1 million, $2.8 million and $3.1 million, respectively.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Note 19 – Comprehensive Income (Loss)

The following table presents reclassification adjustments out of Accumulated other comprehensive loss during the years ended December 31, 2020, 2019 and 2018:

(in millions)
Details about Accumulated other comprehensive loss components	2020	2019	2018	Affected line item in the statement where net income is presented
Amount of loss reclassified into earnings from foreign currency:
Foreign currency cumulative translation adjustment	$—	$(13.9)	$—	Net (loss) earnings from discontinued operations, net of tax
	—	(13.9)	—	Net (loss) earnings from discontinued operations, net of tax
	—	0.1	—	Net (loss) earnings from discontinued operations, net of tax
	$—	$(13.8)	$—	Net (loss) earnings from discontinued operations, net of tax

Amortization of defined benefit items:
Prior service credits	$0.7	$0.7	$0.7	Other expense, net (A)
Net actuarial losses	(1.1)	(6.2)	(10.3)	Other expense, net (A)
Net actuarial losses	—	(292.8)	—	Pension settlement benefit (charge) (A) (B)
	(0.4)	(298.3)	(9.6)	Earnings before income taxes
	0.1	(15.0)	2.2	Income tax provision (B)
	$(0.3)	$(313.3)	$(7.4)	Net earnings from continuing operations(B)

Amount of gain (loss) reclassified into earnings on derivative contracts:
Interest rate contracts	$(0.6)	$(0.6)	$(0.9)	Interest expense
Foreign exchange contracts	7.4	10.8	(2.5)	Cost of sales
Commodity Contracts	0.0	—	—	Cost of sales
	6.8	10.2	(3.4)	Earnings before income taxes
	(1.8)	(3.0)	0.8	Income tax provision
	$5.0	$7.2	$(2.6)	Net earnings from continuing operations

(A)    These Accumulated other comprehensive loss components are included in the computation of net pension and other benefit costs. See Note 17 – Postretirement Benefits for additional details.
(B)    In 2019, the Company fully exited its qualified benefit pension plans and as a result, recorded a pre-tax settlement charge of $292.8 million. The income tax impact of the settlement action was a net provision of $17.5 million, consisting of an income tax benefit of $73.9 million associated with the pension settlement charge netted against an income tax charge of $91.4 million resulting from the release of disproportionate tax effects in Accumulated other comprehensive loss. Refer to Note 17 – Postretirement Benefits and Note 12 – Income Taxes in the Notes to Consolidated Financial Statements for further information on the pension settlement and related income tax consequences, respectively.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Note 20 – Treasury Stock

The Company has executed share repurchases against authorizations approved by the Board of Directors in 2016 and 2019. In 2020, the Company repurchased $118.3 million of stock under these authorizations and as of December 31, 2020, the remaining authorization was $116.5 million.

Treasury stock activity for the years ended December 31, 2020, 2019 and 2018, was as follows:

(Shares in thousands)	2020	2019	2018
Balance at January 1	22,969	15,781	15,001
Compensation plans and other	(263)	(542)	(460)
Share repurchases	1,957	7,730	1,240
Balance at December 31	24,663	22,969	15,781

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

A summary of the Company's lease assets and lease liabilities as of December 31, 2020 and December 31, 2019 is as follows:

(in millions)	Classification	Dec 31, 2020	Dec 31, 2019
Lease Assets
Operating lease assets	Operating lease assets	$83.0	$83.2

Lease Liabilities
Current operating lease liabilities	Accrued expenses	19.2	18.4
Non-current operating lease liabilities	Operating lease liabilities	69.8	70.1
Total lease liabilities		$89.0	$88.5

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
A summary of the Company's total lease cost for the years ended December 31, 2020 and December 31, 2019 is as follows:

(in millions)	Classification	Dec 31, 2020	Dec 31, 2019
Operating lease cost	Selling, general, and administrative expense	$13.2	$13.9
	Cost of sales	24.9	25.6
Variable lease cost	Selling, general, and administrative expense	1.1	0.5
	Cost of sales	4.8	4.4
Total lease cost (A)		$44.0	$44.4

(A) Includes total short-term lease cost which is immaterial.

Total lease cost was $33.6 million for the year ended December 31, 2018.

The Company's maturity analysis of its operating lease liabilities as of December 31, 2020 is as follows:

(in millions)
2021	$24.4
2022	22.0
2023	19.0
2024	15.7
2025	8.8
Thereafter	9.9
Total lease payments	99.8
Less: Interest	(10.8)
Present value of lease liabilities	$89.0

The total weighted-average discount rate and remaining lease term for the Company's operating leases was 5.05 percent and 4.9 years, respectively, as of December 31, 2020. Total operating lease payments reflected in operating cash flows were $22.7 million for the year ended December 31, 2020.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Note 22 – Quarterly Data (unaudited)

The Company maintains its financial records on the basis of a fiscal year ended on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Saturday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The first three quarters of fiscal year 2020 ended on March 28, 2020, June 27, 2020, and September 26, 2020, and the first three quarters of fiscal year 2019 ended on March 30, 2019, June 29, 2019, and September 28, 2019.

	Quarter Ended
(in millions, except per share data)	March 28, 2020	June 27, 2020	September 26, 2020	December 31, 2020	Year Ended December 31, 2020
Net sales	$965.5	$987.8	$1,233.1	$1,161.1	$4,347.5
Gross margin	243.8	256.0	376.9	336.3	1,213.0
Restructuring, exit and impairment charges (C)	0.4	2.1	1.8	(0.2)	4.1
Pension settlement benefit (charge) (D)	—	1.3	(0.2)	—	1.1
Net earnings from continuing operations (E)	70.7	71.2	136.8	96.0	374.7
Net (loss) earnings from discontinued operations, net of tax	(1.7)	(0.5)	1.1	(0.9)	(2.0)
Net earnings	69.0	70.7	137.9	95.1	372.7

Basic earnings (loss) per common share:
Net earnings from continuing operations	$0.88	$0.89	$1.72	$1.22	$4.73
Net (loss) earnings from discontinued operations	(0.02)	(0.00)	0.02	(0.01)	(0.03)
Net earnings	$0.86	$0.89	$1.74	$1.21	$4.70
Diluted earnings (loss) per common share:
Net earnings from continuing operations	$0.88	$0.89	$1.71	$1.22	$4.70
Net (loss) earnings from discontinued operations	(0.02)	(0.00)	0.02	(0.02)	(0.02)
Net earnings	$0.86	$0.89	$1.73	$1.20	$4.68

Dividends declared	$0.24	$0.24	$0.24	$0.27	$0.99

Common stock price (NYSE symbol: BC):
High	$66.32	$67.39	$73.99	$84.00	$84.00
Low	$25.22	$25.61	$56.50	$58.74	$25.22

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

	Quarter Ended
(in millions, except per share data)	March 30, 2019	June 29, 2019	September 28, 2019	December 31, 2019	Year Ended December 31, 2019
Net sales (A)	$1,050.7	$1,163.5	$976.6	$917.6	$4,108.4
Gross margin (B)	279.5	328.0	276.9	236.6	1,121.0
Restructuring, exit and impairment charges (C)	3.2	5.4	7.4	2.8	18.8
Pension settlement (charge) benefit (D)	—	—	(294.1)	1.3	(292.8)
Net earnings (loss) from continuing operations (E)	76.2	112.1	(232.9)	75.0	30.4
Net loss from discontinued operations, net of tax	(112.5)	(34.6)	(6.4)	(7.9)	(161.4)
Net (loss) earnings	(36.3)	77.5	(239.3)	67.1	(131.0)

Basic earnings (loss) per common share:
Net earnings (loss) from continuing operations	$0.87	$1.29	$(2.74)	$0.92	$0.36
Net loss from discontinued operations	(1.29)	(0.40)	(0.08)	(0.10)	(1.90)
Net (loss) earnings	$(0.42)	$0.89	$(2.82)	$0.82	$(1.54)
Diluted earnings (loss) per common share:
Net earnings (loss) from continuing operations	$0.87	$1.28	$(2.74)	$0.92	$0.36
Net loss from discontinued operations	(1.29)	(0.39)	(0.08)	(0.10)	(1.89)
Net (loss) earnings	$(0.42)	$0.89	$(2.82)	$0.82	$(1.53)

Dividends declared	$0.21	$0.21	$0.21	$0.24	$0.87

Common stock price (NYSE symbol: BC):
High	$55.35	$54.76	$54.75	$62.23	$62.23
Low	$44.89	$41.02	$42.57	$49.36	$41.02

(A) In the second quarter of 2018, the Company announced its intention to wind down Sport Yacht & Yachts (SYY) operations. During the second quarter and the full-year of 2019, SYY had Net sales of $(0.7) million.
(B) Gross margin is defined as Net sales less Cost of sales (COS) as presented in the Consolidated Statements of Operations. During the second and fourth quarter and the full-year of 2019, the Company recorded $3.2 million, $3.9 million and $7.1 million in COS, respectively, related to SYY.
(C) Restructuring, exit, integration and impairment charges are discussed in Note 4 – Restructuring, Exit and Impairment Activities.
(D) Pension settlement charges are discussed in Note 17 – Postretirement Benefits
(E) During the first, second, third and fourth quarter and full-year of 2020, Net earnings (loss) from continuing operations includes $6.9 million, $7.0 million, $6.5 million, $7.2 million and $27.6 million, respectively, related to purchase accounting amortization, IT transformation costs, and acquisition-related costs, related to the purchase of Power products and Freedom Boat Club. Net earnings (loss) from continuing operations also includes $(0.3) million, $0.4 million, $(0.7) million, $0.9 million and $0.3 million related to discrete tax items. During the first, second, third and fourth quarter and full-year ended 2019, Net earnings (loss) from continuing operations includes $5.7 million, $9.0 million, $6.1 million, $8.2 million and $29.0 million, respectively, related to SYY, purchase accounting amortization, IT transformation costs, and acquisition-related costs, related to the purchase of Power products and Freedom Boat Club. Refer to Note 5 – Acquisitions for further details. Net earnings (loss) from continuing operations also includes $(1.7) million, $1.8 million, $(2.5) million, $(14.8) million and $(17.2) million related to discrete tax items. In the third quarter and full-year of 2019, the Company had a loss of extinguishment of debt, net of tax, of $0.8 million.

BRUNSWICK CORPORATION
Schedule II - Valuation and Qualifying Accounts
(in millions)

Allowances for Losses on Receivables	Balance at Beginning of Year	Charges to Profit and Loss	Write-offs	Recoveries	Acquisitions	Other	Balance at End of Year
2020	$8.5	$3.3	$(1.6)	$0.1	$—	$0.4	$10.7

2019	8.7	1.6	(1.7)	0.2	—	(0.3)	8.5

2018	7.2	0.8	(0.9)	0.1	1.1	0.4	8.7

Deferred Tax Asset Valuation Allowance	Balance at Beginning of Year	Charges to Profit and Loss(A)	Write-offs	Recoveries	Other(B)	Balance at End of Year
2020	$93.3	$(0.2)	$—	$—	$0.3	$93.4

2019	74.7	(3.5)	—	—	22.1	93.3

2018	78.0	4.0	—	—	(7.3)	74.7

(A) For the year ended December 31, 2020, the deferred tax asset valuation benefit activity primarily relates to reassessments for state purposes and to certain federal tax credits. For the year ended December 31, 2019, the deferred tax asset valuation benefit activity primarily relates to reassessments for state recognition purposes. For the year ended December 31, 2018, the deferred tax asset valuation provision activity primarily relates to tax losses in foreign jurisdictions.
(B) For the year ended December 31, 2020, the activity primarily relates to foreign currency translation. For the year ended December 31, 2019, the activity primarily relates to Federal and State impact of the sale of the stock of certain entities. For the year ended December 31, 2018, activity primarily relates to Federal tax law changes and foreign currency translation.
Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUNSWICK CORPORATION
February 16, 2021	By:	/S/ RANDALL S. ALTMAN
Randall S. Altman
Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

February 16, 2021	By:	/S/ DAVID M. FOULKES
David M. Foulkes
Chief Executive Officer and Director
(Principal Executive Officer)

February 16, 2021	By:	/S/ RYAN M. GWILLIM
Ryan M. Gwillim
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

February 16, 2021	By:	/S/ RANDALL S. ALTMAN
Randall S. Altman
Vice President and Controller
(Principal Accounting Officer)

This report has been signed by the following directors, constituting the remainder of the Board of Directors, by Ryan M. Gwillim, as Attorney-in-Fact.

Nancy E. Cooper
David C. Everitt
Reginald Fils-Aimé
Lauren Patricia Flaherty
Joseph W. McClanathan
David V. Singer
Jane L. Warner
J. Steven Whisler
Roger J. Wood

February 16, 2021	By:	/S/ RYAN M. GWILLIM
Ryan M. Gwillim
Attorney-in-Fact