Form 10-Q
period 2021-04-03
BRUNSWICK CORP
filed 2021-05-11
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended April 03, 2021

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
The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of May 6, 2021 was 77,897,771.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
April 3, 2021

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended
(in millions, except per share data)	April 3, 2021	March 28, 2020
Net sales	$1,433.2	$965.5
Cost of sales	1,015.9	721.7
Selling, general and administrative expense	150.8	111.3
Research and development expense	34.1	28.9
Restructuring, exit and impairment charges	0.5	0.4
Operating earnings	231.9	103.2
Equity earnings	0.8	1.8
Other (expense) income, net	(1.3)	0.7
Earnings before interest and income taxes	231.4	105.7
Interest expense	(14.8)	(16.9)
Interest income	0.2	0.3
Earnings before income taxes	216.8	89.1
Income tax provision	47.4	18.4
Net earnings from continuing operations	169.4	70.7

Discontinued operations:
Loss from discontinued operations, net of tax	(0.1)	(0.6)
Loss on disposal of discontinued operations, net of tax	—	(1.1)
Net loss from discontinued operations, net of tax	(0.1)	(1.7)
Net earnings	$169.3	$69.0

Earnings per common share:
Basic
Earnings from continuing operations	$2.17	$0.88
Loss from discontinued operations	(0.00)	(0.02)
Net earnings	$2.17	$0.86

Diluted
Earnings from continuing operations	$2.15	$0.88
Loss from discontinued operations	(0.00)	(0.02)
Net earnings	$2.15	$0.86

Weighted average shares used for computation of:
Basic earnings per common share	78.2	80.0
Diluted earnings per common share	78.8	80.3

Comprehensive income	$174.9	$61.1

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Balance Sheets
(unaudited)

(in millions)	April 3, 2021	December 31, 2020	March 28, 2020
Assets
Current assets
Cash and cash equivalents, at cost, which approximates fair value	$471.9	$519.6	$502.9
Restricted cash	9.7	10.7	11.6
Short-term investments in marketable securities	7.3	56.7	0.8
Total cash and short-term investments in marketable securities	488.9	587.0	515.3
Accounts and notes receivable, less allowances of $9.8, $10.7, $12.0	539.1	337.6	465.4
Inventories
Finished goods	463.7	446.8	549.3
Work-in-process	125.4	94.0	108.3
Raw materials	176.5	171.0	182.5
Net inventories	765.6	711.8	840.1
Prepaid expenses and other	42.1	34.1	49.0
Current assets	1,835.7	1,670.5	1,869.8

Property
Land	17.6	17.7	17.8
Buildings and improvements	440.3	435.5	419.7
Equipment	1,198.2	1,184.9	1,107.3
Total land, buildings and improvements and equipment	1,656.1	1,638.1	1,544.8
Accumulated depreciation	(944.9)	(929.8)	(877.3)
Net land, buildings and improvements and equipment	711.2	708.3	667.5
Unamortized product tooling costs	161.2	155.3	143.1
Net property	872.4	863.6	810.6

Other assets
Goodwill	422.7	417.7	414.0
Other intangibles, net	544.3	552.3	575.0
Deferred income tax asset	126.4	136.6	109.7
Operating lease assets	80.7	83.0	82.3
Equity investments	36.3	32.5	31.3
Other long-term assets	24.7	14.4	11.9
Other assets	1,235.1	1,236.5	1,224.2

Total assets	$3,943.2	$3,770.6	$3,904.6

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

(in millions)	April 3, 2021	December 31, 2020	March 28, 2020
Liabilities and shareholders' equity
Current liabilities
Short-term debt and current maturities of long-term debt	$43.8	$43.1	$425.7
Accounts payable	532.4	457.6	366.8
Accrued expenses	552.8	578.5	493.7
Current liabilities	1,129.0	1,079.2	1,286.2

Long-term liabilities
Debt	900.9	908.3	1,069.0
Postretirement benefits	72.3	74.7	72.1
Operating lease liabilities	64.9	69.8	69.6
Other	133.5	128.6	104.0
Long-term liabilities	1,171.6	1,181.4	1,314.7

Shareholders' equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares; outstanding: 77,941,000, 77,875,000 and 79,114,000 shares	76.9	76.9	76.9
Additional paid-in capital	371.2	383.8	358.8
Retained earnings	2,374.0	2,225.7	1,981.1
Treasury stock, at cost: 24,597,000, 24,663,000 and 23,424,000 shares	(1,142.4)	(1,133.7)	(1,051.8)
Accumulated other comprehensive loss	(37.1)	(42.7)	(61.3)
Shareholders' equity	1,642.6	1,510.0	1,303.7

Total liabilities and shareholders' equity	$3,943.2	$3,770.6	$3,904.6

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
(in millions)	April 3, 2021	March 28, 2020
Cash flows from operating activities
Net earnings	$169.3	$69.0
Less: net loss from discontinued operations, net of tax	(0.1)	(1.7)
Net earnings from continuing operations, net of tax	169.4	70.7
Stock compensation expense	6.1	(0.1)
Depreciation and amortization	41.6	35.2
Pension funding, net of expense	(0.8)	(0.6)
Deferred income taxes	7.9	10.6
Changes in certain current assets and current liabilities	(236.2)	(196.9)
Long-term extended warranty contracts and other deferred revenue	2.4	1.0
Income taxes	29.6	(2.5)
Other, net	(2.7)	(1.3)
Net cash provided by (used for) operating activities of continuing operations	17.3	(83.9)
Net cash (used for) provided by operating activities of discontinued operations	(9.0)	4.8
Net cash provided by (used for) operating activities	8.3	(79.1)

Cash flows from investing activities
Capital expenditures	(42.9)	(55.9)
Sales or maturities of marketable securities	49.4	—
Investments	(3.9)	(3.6)
Acquisition of businesses, net of cash acquired	(5.3)	—
Proceeds from the sale of property, plant and equipment	4.2	0.4
Net cash provided by (used for) investing activities	1.5	(59.1)

Cash flows from financing activities
Proceeds from issuances of short-term debt	—	610.0
Payments of short-term debt	—	(225.0)
Net proceeds from issuances of long-term debt	1.9	—
Payments of long-term debt including current maturities	(9.2)	(0.3)
Common stock repurchases	(15.9)	(34.1)
Cash dividends paid	(21.0)	(19.2)
Proceeds from share-based compensation activity	0.5	0.4
Tax withholding associated with shares issued for share-based compensation	(12.7)	(6.5)
Other, net	(0.1)	(0.1)
Net cash (used for) provided by financing activities	(56.5)	325.2

Effect of exchange rate changes	(2.0)	(4.4)
Net (decrease) increase in Cash and cash equivalents and Restricted cash	(48.7)	182.6
Cash and cash equivalents and Restricted cash at beginning of period	530.3	331.9

Cash and cash equivalents and Restricted cash at end of period	481.6	514.5
Less: Restricted cash	9.7	11.6
Cash and cash equivalents at end of period	$471.9	$502.9

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

Brunswick Corporation
Condensed Consolidated Statements of Shareholders' Equity
(unaudited)

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2020	$76.9	$383.8	$2,225.7	$(1,133.7)	$(42.7)	$1,510.0
Net earnings	—	—	169.3	—	—	169.3
Other comprehensive income	—	—	—	—	5.6	5.6
Dividends ($0.27 per common share)	—	—	(21.0)	—	—	(21.0)
Compensation plans and other	—	(12.6)	—	7.2	—	(5.4)
Common stock repurchases	—	—	—	(15.9)	—	(15.9)
Balance at April 3, 2021	$76.9	$371.2	$2,374.0	$(1,142.4)	$(37.1)	$1,642.6

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2019	$76.9	$369.2	$1,931.3	$(1,023.1)	$(53.4)	$1,300.9
Net earnings	—	—	69.0	—	—	69.0
Other comprehensive loss	—	—	—	—	(7.9)	(7.9)
Dividends ($0.24 per common share)	—	—	(19.2)	—	—	(19.2)
Compensation plans and other	—	(10.4)	—	5.4	—	(5.0)
Common stock repurchases	—	—	—	(34.1)	—	(34.1)
Balance at March 28, 2020	$76.9	$358.8	$1,981.1	$(1,051.8)	$(61.3)	$1,303.7

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 – Significant Accounting Policies

Interim Financial Statements. Brunswick's unaudited interim condensed consolidated financial statements have been prepared pursuant to Securities and Exchange Commission (SEC) rules and regulations. Therefore, certain information and disclosures normally included in financial statements and related notes prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted.

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Brunswick's 2020 Annual Report on Form 10-K for the year ended December 31, 2020 (the 2020 Form 10-K). These results include, in management's opinion, all normal and recurring adjustments necessary to present fairly Brunswick's financial position, results of operations and cash flows. Due to the seasonality of Brunswick's businesses, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Saturday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The first quarter of fiscal year 2021 ended on April 3, 2021 and the first quarter of fiscal year 2020 ended on March 28, 2020.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Revenue Recognition

The following table presents the Company's revenue into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors:

	Three Months Ended
	April 3, 2021
(in millions)	Propulsion	Parts & Accessories	Boat	Total
Geographic Markets
United States	$421.3	$312.3	$312.6	$1,046.2
Europe	109.0	63.5	41.6	214.1
Asia-Pacific	65.7	42.5	6.7	114.9
Canada	25.2	25.4	48.4	99.0
Rest-of-World	36.6	15.9	10.2	62.7
Segment Eliminations	(94.9)	(8.8)	—	(103.7)
Total	$562.9	$450.8	$419.5	$1,433.2

	Three Months Ended
	March 28, 2020
	Propulsion	Parts & Accessories	Boat	Total
Geographic Markets
United States	$290.9	$210.9	$215.5	$717.3
Europe	69.6	42.8	35.1	147.5
Asia-Pacific	49.3	24.7	5.6	79.6
Canada	14.1	13.7	31.8	59.6
Rest-of-World	24.7	9.5	3.5	37.7
Segment Eliminations	(69.1)	(7.1)	—	(76.2)
Total	$379.5	$294.5	$291.5	$965.5

Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended
	April 3, 2021
(in millions)	Propulsion	Parts & Accessories	Boat	Total
Major Product Lines
Outboard Engines	$504.5	$—	$—	$504.5
Controls, Rigging, and Propellers	94.9	—	—	94.9
Sterndrive Engines	58.4	—	—	58.4
Distribution Parts and Accessories	—	200.6	—	200.6
Advanced Systems Group	—	134.8	—	134.8
Engine Parts and Accessories	—	124.2	—	124.2
Aluminum Freshwater Boats	—	—	177.8	177.8
Recreational Fiberglass Boats	—	—	135.4	135.4
Saltwater Fishing Boats	—	—	96.8	96.8
Business Acceleration	—	—	12.7	12.7
Boat Eliminations/Other	—	—	(3.2)	(3.2)
Segment Eliminations	(94.9)	(8.8)	—	(103.7)
Total	$562.9	$450.8	$419.5	$1,433.2

	Three Months Ended
	March 28, 2020
	Propulsion	Parts & Accessories	Boat	Total
Major Product Lines
Outboard Engines	$353.8	$—	$—	$353.8
Controls, Rigging, and Propellers	57.5	—	—	57.5
Sterndrive Engines	37.3	—	—	37.3
Distribution Parts and Accessories	—	121.3	—	121.3
Advanced Systems Group	—	103.1	—	103.1
Engine Parts and Accessories	—	77.2	—	77.2
Aluminum Freshwater Boats	—	—	120.5	120.5
Recreational Fiberglass Boats	—	—	101.8	101.8
Saltwater Fishing Boats	—	—	59.8	59.8
Business Acceleration	—	—	10.0	10.0
Boat Eliminations/Other	—	—	(0.6)	(0.6)
Segment Eliminations	(69.1)	(7.1)	—	(76.2)
Total	$379.5	$294.5	$291.5	$965.5

As of December 31, 2020, $113.0 million of contract liabilities associated with extended warranties and customer deposits were reported in Accrued expenses and Other Long-term liabilities, of which $11.6 million was recognized as revenue during the three months ended April 3, 2021. As of April 3, 2021, total contract liabilities were $121.0 million. The total amount of the transaction price allocated to unsatisfied performance obligations as of April 3, 2021 was $112.3 million for contracts greater than one year, which primarily relates to extended warranties. The Company expects to recognize $24.9 million of this amount in 2021, $25.9 million in 2022, and $61.5 million thereafter.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3 – Discontinued Operations

On June 27, 2019, the Company completed the sale of its Fitness business to KPS Capital Partners, LP. As a result, this business, which was previously reported in the Company's Fitness segment, is being reported as discontinued operations in the Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows for all periods presented. Refer to Note 3 in the 2020 Form 10-K for further information.

In connection with the sale of its Fitness business, the Company retained assets of $26.4 million primarily related to VAT receivables, and retained liabilities of $45.1 million primarily related to VAT payables, product warranty liabilities and certain employee benefits. As of April 3, 2021, retained assets and liabilities were $4.1 million and $2.2 million, respectively. As of March 28, 2020, retained assets and liabilities were $11.1 million and $30.4 million, respectively.

Note 4 – Restructuring, Exit and Impairment Activities

The Company recorded restructuring, exit and impairment charges in the Condensed Consolidated Statements of Comprehensive Income in 2021 and 2020.

The following table is a summary of those expenses for the three months ended April 3, 2021 and March 28, 2020:

	April 3, 2021				March 28, 2020
(in millions)	Parts & Accessories	Boat	Corporate	Total	Parts & Accessories	Boat	Corporate	Total
Restructuring and exit activities:
Employee termination and other benefits	$0.5	$(0.0)	$—	$0.5	$0.3	$(0.0)	$0.1	$0.4
Other	—	0.0	—	—	—	—	—	—
Total restructuring, exit and impairment charges	$0.5	$(0.0)	$—	$0.5	$0.3	$(0.0)	$0.1	$0.4

Total cash payments for restructuring, exit and impairment charges (A)	$0.3	$0.2	$1.6	$2.1	$0.6	$2.2	$1.0	$3.8
Accrued charges at end of the period (B)	$0.5	$1.0	$0.1	$1.6	$1.0	$3.8	$0.6	$5.4

(A) Cash payments for the three months ended April 3, 2021 and March 28, 2020 may include payments related to prior period charges.
(B) Restructuring, exit and impairment charges accrued as of April 3, 2021 are expected to be paid primarily during 2021.

Note 5 –Financial Instruments

The Company operates globally with manufacturing and sales facilities around the world. Due to the Company’s global operations, the Company engages in activities involving both financial and market risks. The Company utilizes normal operating and financing activities, along with derivative financial instruments, to minimize these risks. See Note 14 in the Notes to Consolidated Financial Statements in the 2020 Form 10-K for further details regarding the Company's financial instruments and hedging policies.

Commodity Price. The Company uses commodity swaps to hedge anticipated purchases of aluminum. As of April 3, 2021, December 31, 2020 and March 28, 2020, the notional value of commodity swap contracts outstanding were $14.0 million, $10.0 million and $1.2 million, respectively, and the contracts mature through 2022. The amount of gain or loss associated with the change in fair value of these instruments is deferred in Accumulated other comprehensive loss and recognized in Cost of sales in the same period or periods during which the hedged transaction affects earnings. As of April 3, 2021, the Company estimates that during the next 12 months it will reclassify approximately $2.5 million in net gains (based on current prices) from Accumulated other comprehensive loss to Cost of sales.

Foreign Currency Derivatives. Forward exchange contracts outstanding at April 3, 2021, December 31, 2020 and March 28, 2020 had notional contract values of $493.9 million, $395.9 million and $281.1 million, respectively. There were no option contracts outstanding at either April 3, 2021 or December 31, 2020. Option contracts outstanding at March 28, 2020 had

Notes to Condensed Consolidated Financial Statements
(unaudited)

a notional contract value of $17.8 million. The forward contracts outstanding at April 3, 2021 mature through 2022 and mainly relate to the Euro, Australian dollar, Japanese yen, and Canadian dollar. As of April 3, 2021, the Company estimates that during the next 12 months, it will reclassify approximately $4.6 million of net losses (based on current rates) from Accumulated other comprehensive loss to Cost of sales.

Interest Rate Derivatives. The Company previously entered into fixed-to-floating interest rate swaps to convert a portion of its long-term debt from fixed to floating rate debt. In the second half of 2019, the Company settled its fixed-to-floating interest rate swaps, resulting in a net deferred gain of $2.5 million included within Debt. The Company will reclassify $0.7 million of net deferred gains from Debt to Interest expense during the next 12 months. There are no outstanding fixed-to-floating interest rate swaps as of April 3, 2021, December 31, 2020 or March 28, 2020.

During the first quarter of 2021, the Company entered into forward-starting interest rate swaps to hedge the interest rate risk associated with anticipated debt issuances. As of April 3, 2021, the outstanding forward-starting interest rate swaps had a total notional contract value of $150.0 million. As of April 3, 2021, the Company had $8.6 million of net deferred gains associated with forward-starting interest rate swaps and as of December 31, 2020 and March 28, 2020, the Company had $1.4 million and $1.8 million, respectively, of net deferred losses associated with previously settled forward-starting interest rate swaps. These forward-starting interest rate swaps were designated as cash flow hedges with gains and losses included in Accumulated other comprehensive loss. As of April 3, 2021, the Company estimates that during the next 12 months, it will reclassify approximately $0.6 million of net losses resulting from settled forward-starting interest rate swaps from Accumulated other comprehensive loss to Interest expense.

As of April 3, 2021, December 31, 2020 and March 28, 2020, the fair values of the Company’s derivative instruments were:

(in millions)	Fair Value
Asset Derivatives	April 3, 2021	December 31, 2020	March 28, 2020
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	$3.3	$1.3	$9.7
Commodity contracts	2.5	0.9	—
Interest rate contracts	9.8	—	—
Total	$15.6	$2.2	$9.7

Other Hedging Activity
Foreign exchange contracts	$0.2	$0.0	$2.6

Liability Derivatives
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	$6.9	$11.3	$3.3
Commodity contracts	—	—	0.1
Total	$6.9	$11.3	$3.4

Other Hedging Activity
Foreign exchange contracts	$0.4	$0.7	$0.2

Notes to Condensed Consolidated Financial Statements
(unaudited)

As of April 3, 2021, December 31, 2020 and March 28, 2020, asset derivatives are included within Prepaid expenses and other and Other long-term assets and liability derivatives are included within Accrued expenses and Other long-term liabilities, in the Condensed Consolidated Balance Sheets.

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the three months ended April 3, 2021 and March 28, 2020 are as shown in the tables below.

Gain (loss) on derivatives recognized in Accumulated other comprehensive loss was as follows:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	April 3, 2021	March 28, 2020
Interest rate contracts	$9.8	$—
Foreign exchange contracts	2.6	9.5
Commodity contracts	2.1	(0.1)
Total	$14.5	$9.4

The amount of Gain (loss) reclassified from Accumulated other comprehensive loss into earnings was as follows:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	Location of Gain (Loss)	April 3, 2021	March 28, 2020
Interest rate contracts	Interest expense	$(0.1)	$(0.1)
Foreign exchange contracts	Cost of sales	(3.1)	2.7
Commodity contracts	Cost of sales	0.3	—
Total		$(2.9)	$2.6

Derivatives Designated as Fair Value Hedging Instruments
Interest rate contracts	Interest expense	$0.2	$0.2

Other Hedging Activity
Foreign exchange contracts	Cost of sales	$1.8	$4.8
Foreign exchange contracts	Other (expense) income, net	(2.2)	1.1
Total		$(0.4)	$5.9

Fair Value of Other Financial Instruments. The carrying values of the Company's short-term financial instruments, including cash and cash equivalents and accounts and notes receivable, approximate their fair values because of the short maturity of these instruments. At April 3, 2021, December 31, 2020 and March 28, 2020, the fair value of the Company’s long-term debt, including short-term debt and current maturities, was approximately $1,063.2 million, $1,062.3 million and $1,503.0 million, respectively, and was determined using Level 1 and Level 2 inputs described in Note 7 to the Notes to Consolidated Financial Statements in the 2020 Form 10-K. The carrying value of long-term debt, including short-term debt and current maturities, was $965.2 million, $972.1 million and $1,516.6 million as of April 3, 2021, December 31, 2020 and March 28, 2020, respectively.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 6 –Fair Value Measurements

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis:

(in millions)		Fair Value
Category	Fair Value Level	April 3, 2021	December 31, 2020	March 28, 2020
Cash equivalents	1	$0.2	$19.3	$0.2
Short-term investments in marketable securities	1	7.3	56.7	0.8
Restricted cash	1	9.7	10.7	11.6
Derivatives assets	2	15.8	2.2	12.3
Derivative liabilities	2	7.3	12.0	3.6
Deferred compensation	2	21.5	19.8	15.1
Liabilities measured at net asset value		9.7	10.7	7.5

In addition to the items shown in the tables above, refer to Note 17 in the Notes to Consolidated Financial Statements in the 2020 Form 10-K for further information regarding the fair value measurements associated with the Company's postretirement benefit plans.

Note 7 –Share-Based Compensation

Under the Brunswick Corporation 2014 Stock Incentive Plan, the Company may grant stock appreciation rights (SARs), non-vested stock units, and performance awards to executives, other employees and non-employee directors from treasury shares and from authorized, but unissued, shares of common stock initially available for grant, in addition to: (i) the forfeiture of past stock units and awards; (ii) shares not issued upon the net settlement of SARs; or (iii) shares delivered to or withheld by the Company to pay the withholding taxes related to stock units and awards. As of April 3, 2021, 4.7 million shares remained available for grant.

Share grant amounts, fair values, and fair value assumptions reflect all outstanding stock units and awards for both continuing and discontinued operations.

Non-Vested Stock Units

The Company grants both stock-settled and cash-settled non-vested stock units to key employees as determined by management and the Human Resources and Compensation Committee of the Board of Directors. The Company granted 0.2 million of stock units during both the three months ended April 3, 2021 and March 28, 2020. The Company recognizes the cost of non-vested stock units on a straight-line basis over the requisite vesting period. Additionally, cash-settled non-vested stock units are recorded as a liability on the balance sheet and adjusted to fair value each reporting period through stock compensation expense. During the three months ended April 3, 2021 and March 28, 2020, the Company charged $2.9 million and $2.0 million, respectively, to compensation expense for non-vested stock units.

As of April 3, 2021, there was $23.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. The Company expects this cost to be recognized over a weighted average period of 1.7 years.

Performance Awards

The Company granted 0.2 million and 0.1 million performance shares to certain senior executives for the three months ended April 3, 2021 and March 28, 2020, respectively. Performance share awards are based on three performance measures: a cash flow return on investment (CFROI) measure, an operating margin (OM) measure and a total shareholder return (TSR) modifier. Performance shares are earned based on a three-year performance period commencing at the beginning of the calendar year of each grant. The performance shares earned are then subject to a TSR modifier based on the Company's stock returns measured against stock returns of a predefined comparator group over a three-year performance period. Additionally, in February 2021 and 2020, the Company granted 24,560 and 26,750 performance shares, respectively, to certain officers and certain senior managers based on the respective measures and performance periods described above but excluding the TSR modifier. During the three months ended April 3, 2021 and March 28, 2020, the Company recognized a charge of $3.2 million

Notes to Condensed Consolidated Financial Statements
(unaudited)

and a benefit of $2.1 million, respectively, to compensation expense based on projections of probable attainment of the performance measures and the projected TSR modifier used to determine the performance awards.

The fair values of the senior executives' performance share award grants with a TSR modifier for grants in 2021 and 2020 were $91.44 and $64.72, respectively, which were estimated using the Monte Carlo valuation model, and incorporated the following assumptions:

	2021	2020
Risk-free interest rate	0.2%	1.4%
Dividend yield	1.2%	1.5%
Volatility factor	65.6%	46.6%
Expected life of award	2.9 years	2.9 years

The fair value of certain officers' and certain senior managers' performance awards granted based solely on the CFROI and OM performance factors was $87.48 and $61.91 in 2021 and 2020, respectively, which was equal to the stock price on the date of grant in 2021 and 2020, respectively, less the present value of expected dividend payments over the vesting period.

As of April 3, 2021, the Company had $10.8 million of total unrecognized compensation cost related to performance awards. The Company expects this cost to be recognized over a weighted average period of 1.5 years.

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

Note 8 – Commitments and Contingencies
Product Warranties

The following activity related to product warranty liabilities was recorded in Accrued expenses during the three months ended April 3, 2021 and March 28, 2020:

(in millions)	April 3, 2021	March 28, 2020
Balance at beginning of period	$115.9	$117.6
Payments - Recurring	(14.5)	(11.6)
(Payments)/Provisions - Sport Yacht and Yachts and Fitness businesses	(0.9)	(1.7)
Provisions/additions for contracts issued/sold	18.7	13.8
Aggregate changes for preexisting warranties	0.2	(1.3)
Foreign currency translation	(0.5)	(0.8)
Other	(1.0)	—
Balance at end of period	$117.9	$116.0

Notes to Condensed Consolidated Financial Statements
(unaudited)

Extended Product Warranties

The following activity related to deferred revenue for extended product warranty contracts was recorded in Accrued expenses and Other long-term liabilities during the three months ended April 3, 2021 and March 28, 2020:

(in millions)	April 3, 2021	March 28, 2020
Balance at beginning of period	$87.4	$75.3
Extended warranty contracts sold	7.2	5.7
Revenue recognized on existing extended warranty contracts	(4.8)	(3.9)
Foreign currency translation	0.1	(0.4)
Other	(0.1)	(0.1)
Balance at end of period	$89.8	$76.6

Note 9 –Goodwill and Other Intangibles

Changes in the Company's goodwill during the three months ended April 3, 2021 and March 28, 2020, by segment, are summarized below:

(in millions)	Propulsion	Parts and Accessories	Boat	Total
December 31, 2020	$15.3	$372.5	$29.9	$417.7
Acquisitions	—	—	5.3	5.3
Adjustments	(0.3)	—	—	(0.3)
April 3, 2021	$15.0	$372.5	$35.2	$422.7

December 31, 2019	$14.5	$371.9	$28.6	$415.0
Adjustments	(0.7)	(0.3)	—	(1.0)
March 28, 2020	$13.8	$371.6	$28.6	$414.0

Adjustments in both periods include the effect of foreign currency translation on goodwill denominated in currencies other than the U.S. dollar. There was no accumulated impairment loss on Goodwill as of April 3, 2021, December 31, 2020 or March 28, 2020.

The Company's intangible assets, included within Other intangibles, net on the Condensed Consolidated Balance Sheets as of April 3, 2021, December 31, 2020 and March 28, 2020, are summarized by intangible asset type below:

	April 3, 2021		December 31, 2020		March 28, 2020
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Customer relationships	$687.7	$(314.3)	$687.7	$(306.4)	$686.6	$(282.3)
Trade names	166.2	—	166.2	—	165.5	—
Other	18.5	(13.8)	18.5	(13.7)	18.3	(13.1)
Total	$872.4	$(328.1)	$872.4	$(320.1)	$870.4	$(295.4)

Other intangible assets primarily consist of patents and franchise agreements. Gross amounts and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation. Aggregate amortization expense for intangibles was $8.0 million for both the three months ended April 3, 2021 and March 28, 2020, respectively.

Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company's intangible assets, included within Other intangibles, net on the Condensed Consolidated Balance Sheets as of April 3, 2021, December 31, 2020 and March 28, 2020, are summarized by segment below:

	April 3, 2021		December 31, 2020		March 28, 2020
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Propulsion	$1.0	$(0.5)	$1.0	$(0.5)	$1.0	$(0.5)
Parts and Accessories	618.7	(119.9)	618.8	(112.4)	616.9	(89.2)
Boat	252.7	(207.7)	252.6	(207.2)	252.5	(205.7)
Total	$872.4	$(328.1)	$872.4	$(320.1)	$870.4	$(295.4)

The Company tests its intangible assets for impairment during the fourth quarter of each year, or whenever a significant change in events and circumstances (triggering event) occurs that indicates the fair value of intangible assets may be below their carrying values. The Company did not record an impairment charge during the three months ended April 3, 2021 or March 28, 2020.

Note 10 –Segment Data

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
The P&A segment manufactures, markets, and supplies parts and accessories for both marine and non-marine markets. These products are designed for and sold mostly to aftermarket retailers, distributors, and distribution businesses, as well as original equipment manufacturers (including Brunswick brands). Branded parts and accessories include consumables, such as engine oils and lubricants, and are sold under the Mercury, Mercury Precision Parts, Quicksilver, and Seachoice brands. The P&A segment also consists of distribution businesses such as Land 'N' Sea, Kellogg Marine Supply, Lankhorst Taselaar, BLA, and Payne's Marine Group, which distribute third-party and Company products. These businesses are leading distributors of marine parts and accessories throughout North America, Europe, and Asia-Pacific. The P&A segment also includes businesses operating under the Ancor, Attwood, BEP, Blue Sea Systems, CZone, Del City, Garelick, Lenco Marine, Marinco, Mastervolt, MotorGuide, ParkPower, Progressive Industries, ProMariner, Whale and ASG Connect brand names. Products include marine electronics and control systems, instruments, trolling motors, fuel systems, and electrical systems, as well as specialty vehicle, mobile, and transportation aftermarket products.
The P&A segment's manufacturing and distribution facilities are primarily located in North America, Europe, Australia and New Zealand.
Boat. The Boat segment designs, manufactures and markets the following boat brands and products: Sea Ray sport boats and cruisers; Bayliner sport cruisers, runabouts, and Heyday wake boats; Boston Whaler fiberglass offshore boats; Lund fiberglass fishing boats; Crestliner, Cypress Cay, Harris, Lowe, Lund and Princecraft aluminum fishing, utility, pontoon boats, and deck boats; and Thunder Jet heavy-gauge aluminum boats. The Boat segment procures substantially all of its outboard engines, gasoline sterndrive engines, and gasoline inboard engines from Brunswick's Propulsion segment. The Boat segment also includes Brunswick boat brands based in Europe and Asia-Pacific, which include Quicksilver, Uttern, and Rayglass (including Protector and Legend). The Boat segment's products are manufactured mainly in the United States, Europe and Mexico and sold through a global network of dealer and distributor locations, primarily in North America and Europe.

Notes to Condensed Consolidated Financial Statements
(unaudited)

The Boat segment includes Business Acceleration which, through innovative service models, shared access solutions, including the Freedom Boat Club business acquired in 2019, dealer services and emerging technology, aims to provide exceptional experiences to attract a wide range of customers to the marine industry and shape the future of boating.

The Company evaluates performance based on segment operating earnings. Segment operating earnings do not include the expenses of corporate administration, impairments or gains on the sale of equity investments, earnings from unconsolidated affiliates, other expenses and income of a non-operating nature, transaction financing charges, interest expense, and income or provisions or benefits for income taxes.

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

Information about the operations of Brunswick's reportable segments is set forth below:

	Net Sales		Operating Earnings (Loss)
(in millions)	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Propulsion	$657.8	$448.6	$124.5	$61.3
Parts and Accessories	459.6	301.6	91.9	46.2
Boat	419.5	291.5	40.8	5.1
Corporate/Other	—	—	(25.3)	(9.4)
Segment Eliminations	(103.7)	(76.2)	—	—
Total	$1,433.2	$965.5	$231.9	$103.2

	Total Assets
(in millions)	April 3, 2021	December 31, 2020	March 28, 2020
Propulsion	$1,039.2	$962.4	$1,062.6
Parts and Accessories	1,634.9	1,500.6	1,609.9
Boat (A)	540.2	488.1	488.8
Corporate/Other	728.9	819.5	743.3
Total	$3,943.2	$3,770.6	$3,904.6

(A) The Company had $3.0 million of net assets classified as held for sale which were not related to discontinued operations, as of both December 31, 2020 and March 28, 2020. These assets were recorded within Net Property.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 11 –Comprehensive Income

Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets includes foreign currency cumulative translation adjustments; prior service costs and credits and net actuarial gains and losses for defined benefit plans; and unrealized derivative gains and losses, all net of tax. Changes in the components of Accumulated other comprehensive loss, all net of tax, for the three months ended April 3, 2021 and March 28, 2020 are as follows:

(in millions)	April 3, 2021	March 28, 2020
Net earnings	$169.3	$69.0
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	(7.5)	(13.3)
Net change in unamortized prior service credits	(0.2)	(0.2)
Net change in unamortized actuarial losses	0.2	0.4
Net change in unrealized derivative losses	13.1	5.2
Total other comprehensive income (loss)	5.6	(7.9)
Comprehensive income	$174.9	$61.1

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the three months ended April 3, 2021:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Net derivative losses	Total
Beginning balance	$(15.1)	$(3.5)	$(8.9)	$(15.2)	$(42.7)
Other comprehensive (loss) income before reclassifications (A)	(7.5)	—	—	11.0	3.5
Amounts reclassified from Accumulated other comprehensive loss (B)	—	(0.2)	0.2	2.1	2.1
Net other comprehensive (loss) income	(7.5)	(0.2)	0.2	13.1	5.6
Ending balance	$(22.6)	$(3.7)	$(8.7)	$(2.1)	$(37.1)

(A) The tax effects for the three months ended April 3, 2021 were $0.9 million for foreign currency translation and $(3.6) million for derivatives.
(B) See the table below for the tax effects for the three months ended April 3, 2021.

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the three months ended March 28, 2020:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Net derivative losses	Total
Beginning balance	$(37.6)	$(3.0)	$(7.3)	$(5.5)	$(53.4)
Other comprehensive (loss) income before reclassifications (A)	(13.3)	—	0.3	7.1	(5.9)
Amounts reclassified from Accumulated other comprehensive loss (B)	—	(0.2)	0.1	(1.9)	(2.0)
Net other comprehensive (loss) income	(13.3)	(0.2)	0.4	5.2	(7.9)
Ending balance	$(50.9)	$(3.2)	$(6.9)	$(0.3)	$(61.3)

(A) The tax effects for the three months ended March 28, 2020 were $2.8 million for foreign currency translation and $(0.9) million for derivatives.
(B) See the table below for the tax effects for the three months ended March 28, 2020.

Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents reclassification adjustments out of Accumulated other comprehensive loss during the three months ended April 3, 2021 and March 28, 2020:

Details about Accumulated other comprehensive income (loss) components (in millions)	April 3, 2021	March 28, 2020	Affected line item in the statement where net income is presented
Amortization of defined benefit items:
Prior service credits	$0.2	$0.2	Other (expense) income, net
Net actuarial losses	(0.2)	(0.1)	Other (expense) income, net
	0.0	0.1	Earnings before income taxes
	0.0	0.0	Income tax provision
	$0.0	$0.1	Net earnings from continuing operations

Amount of gain (loss) reclassified into earnings on derivative contracts:
Interest rate contracts	$(0.1)	$(0.1)	Interest expense
Foreign exchange contracts	(3.1)	2.7	Cost of sales
Commodity contracts	0.3	—	Cost of sales
	(2.9)	2.6	Earnings before income taxes
	0.8	(0.7)	Income tax provision
	$(2.1)	$1.9	Net earnings from continuing operations

Note 12 –Income Taxes

The Company recognized an income tax provision for the three months ended April 3, 2021 and March 28, 2020 of $47.4 million and $18.4 million, respectively. The income tax provision of $47.4 million included a net benefit of $3.0 million primarily associated with the net excess tax benefits related to share-based compensation and valuation allowance adjustments. The income tax provision of $18.4 million included a net benefit of $0.8 million primarily associated with the net excess tax benefits related to share-based compensation. The excess tax benefit for the three months ended April 3, 2021 and March 28, 2020 was $1.5 million and $0.5 million, respectively. The effective tax rate, which is calculated as the income tax provision as a percentage of earnings before income taxes, for the three months ended April 3, 2021 was 21.9 percent. The effective tax rate for the three months ended March 28, 2020 was 20.7 percent.

No deferred income taxes have been provided as of April 3, 2021, December 31, 2020 or March 28, 2020 on the applicable undistributed earnings of the non-U.S. subsidiaries where the indefinite reinvestment assertion has been applied. If at some future date these earnings cease to be indefinitely reinvested and are repatriated, the Company may be subject to additional U.S. income taxes and foreign withholding taxes on such amounts. The Company continues to provide deferred taxes, as required, on the undistributed net earnings of foreign subsidiaries and unconsolidated affiliates that are not deemed to be indefinitely reinvested in operations outside the United States.

As of April 3, 2021, December 31, 2020 and March 28, 2020, the Company had $4.5 million, $4.1 million and $4.3 million of gross unrecognized tax benefits, including interest, respectively. The Company believes it is reasonably possible that the total amount of gross unrecognized tax benefits as of April 3, 2021 could decrease by approximately $0.5 million in the next 12 months due to settlements with taxing authorities or lapses in the applicable statute of limitations. Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be significant changes in the amount of unrecognized tax benefits in 2021, but the amount cannot be estimated at this time.

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

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 13 –Debt

The following table provides the changes in the Company's long-term debt for the three months ended April 3, 2021:

(in millions)	Current maturities of long-term debt	Long-term debt	Total
Balance as of December 31, 2020	$43.1	$908.3	$951.4
Proceeds from issuances of long-term debt	0.9	1.0	1.9
Repayments of long-term debt	(0.4)	(8.8)	(9.2)
Other	0.2	0.4	0.6
Balance as of April 3, 2021	$43.8	$900.9	$944.7

As of April 3, 2021, Brunswick was in compliance with the financial covenants associated with its debt.

Credit Facility

The Company maintains an Amended and Restated Credit Agreement (Credit Facility) providing for $400.0 million of borrowing capacity in effect through September 2024. The Credit Facility includes provisions to add up to $100.0 million of additional borrowing capacity and extend the facility for two additional one-year terms, subject to lender approval. As of April 3, 2021 there were no borrowings outstanding and available borrowing capacity totaled $397.2 million, net of $2.8 million of letters of credit outstanding under the Credit Facility. Refer to Note 16 in the Notes to Consolidated Financial Statements in the 2020 Form 10-K for details regarding Brunswick's Credit Facility.
Note 14 –Subsequent Events

On April 16, 2021, the Company repaid $60.0 million of principal on its 2023 floating rate term loan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations of Brunswick Corporation (we, us, our) are forward-looking statements. Forward-looking statements are based on current expectations, estimates, and projections about our business and by their nature address matters that are, to different degrees, uncertain. Actual results may differ materially from expectations and projections as of the date of this filing due to various risks and uncertainties. For additional information regarding forward-looking statements, refer to Forward-Looking Statements below.

Certain statements in Management's Discussion and Analysis are based on non-GAAP financial measures. GAAP refers to generally accepted accounting principles in the United States. A "non-GAAP financial measure" is a numerical measure of a registrant’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the consolidated statements of operations, balance sheets or statements of cash flows of the issuer; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. For example, the discussion of our cash flows includes an analysis of free cash flows and total liquidity; the discussion of our net sales includes net sales on a constant currency basis; the discussion of our earnings includes a presentation of operating earnings and operating margin excluding restructuring, exit and impairment charges, purchase accounting amortization, acquisition-related costs and other applicable charges and of diluted earnings per common share, as adjusted. Non-GAAP financial measures do not include operating and statistical measures.

We include non-GAAP financial measures in Management's Discussion and Analysis as management believes these measures and the information they provide are useful to investors because they permit investors to view our performance using the same tools that management uses to evaluate our ongoing business performance. In order to better align our reported results with the internal metrics management uses to evaluate business performance as well as to provide better comparisons to prior periods and peer data, non-GAAP measures exclude the impact of purchase accounting amortization related to the Power Products and Freedom Boat Club acquisitions.

We do not provide forward-looking guidance for certain financial measures on a GAAP basis because we are unable to predict certain items contained in the GAAP measures without unreasonable efforts. These items may include restructuring, exit and impairment costs, special tax items, acquisition-related costs, and certain other unusual adjustments.

Impact of COVID-19

All global manufacturing and distribution facilities continue to focus on rigorously applying, evolving, and automating COVID-19 mitigation procedures, while continuing to ramp-up global production to meet unprecedented demand as consumers continue to take advantage of more flexible work schedules allowing for more leisure time. The strong demand environment for our products experienced during the second half of 2020 has continued into 2021. Despite elevated production levels consistent with our plan, the continued surge in retail demand combined with market share gains continues to drive historically low pipeline inventory levels with 41 percent fewer boats in dealer inventory at the end of the first quarter versus the same period last year.

We will continue to actively monitor the impact of COVID-19 and may take further actions that alter business operations as legally required, or that we determine are in the best interests of our employees, customers, dealers, suppliers, and other stakeholders. The full extent of the impact of COVID-19 on our business, operations, and financial results will depend on evolving factors that we cannot accurately predict. Refer to Part II. Item 1A. Risk Factors below for further information.

Discontinued Operations

On June 27, 2019, we completed the sale of the Fitness business. This business, which was previously reported as our Fitness segment, is being reported as discontinued operations for all periods presented.

Our results for all periods presented, as discussed in Management's Discussion and Analysis, are presented on a continuing operations basis, unless otherwise noted. Refer to Note 3 – Discontinued Operations in the Notes to Condensed Financial Statements for further information.

Overview

Net sales increased 48 percent during the first quarter of 2021 when compared with the first quarter of 2020, primarily attributable to outstanding operating performance across all segments together with strong global demand for marine products. All segments reported substantial net sales increases during the quarter when compared to the first quarter of 2020. In the Propulsion segment, we continue to gain significant retail market share in outboard engines, especially in higher horsepower categories where we have focused higher levels of investment in recent years. In the Parts and Accessories segment, aftermarket sales remained elevated due to strong participation trends and service needs, with increased OEM orders to keep up with production resulting from the accelerating retail demand. Boat segment sales also increased across all brands, when compared to the first quarter of 2020, due to the strong retail demand surge. Our international net sales increased 51 percent and 42 percent in the first quarter on a GAAP and constant currency basis, respectively, with growth in all regions, including continued strength in Europe and Asia-Pacific contributing to growth in Propulsion and P&A sales and Canada continuing its growth trend from the back half of 2020.

Operating earnings in the first quarter of 2021 were $231.9 million and $243.0 million on a GAAP and As Adjusted basis, respectively. This compares to operating earnings during the first quarter of 2020 of $103.2 million and $112.5 million on a GAAP and Adjusted basis, respectively.

Matters Affecting Comparability

Changes in Foreign Currency Rates. Percentage changes in net sales expressed in constant currency reflect the impact that changes in currency exchange rates had on comparisons of net sales. To determine this information, net sales transacted in currencies other than U.S. dollars have been translated to U.S. dollars using the average exchange rates that were in effect during the comparative period. The percentage change in net sales expressed on a constant currency basis better reflects the changes in the underlying business trends, excluding the impact of translation arising from foreign currency exchange rate fluctuations. Approximately 25 percent of our annual net sales are transacted in a currency other than the U.S. dollar. Our most material exposures include sales in Euros, Canadian dollars, Australian dollars and Chinese Yuan.

The table below summarizes the impact of changes in currency exchange rates on our net sales:

	Three Months Ended
	Net Sales		2021 vs. 2020
(in millions)	April 3, 2021	March 28, 2020	GAAP	Currency impact
Propulsion	$657.8	$448.6	46.6%	2.6%
Parts & Accessories	459.6	301.6	52.4%	3.3%
Boat	419.5	291.5	43.9%	1.7%
Segment Eliminations	(103.7)	(76.2)	36.1%	1.2%
Total	$1,433.2	$965.5	48.4%	2.6%

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Condensed Consolidated Statements of Comprehensive Income for the three months ended:

(in millions, except per share data)	April 3, 2021	March 28, 2020	$ Change	% Change
Net sales	$1,433.2	$965.5	$467.7	48.4%
Gross margin(A)	417.3	243.8	173.5	71.2%
Restructuring, exit and impairment charges	0.5	0.4	0.1	25.0%
Operating earnings	231.9	103.2	128.7	124.7%
Net earnings from continuing operations	169.4	70.7	98.7	139.6%

Diluted earnings per common share from continuing operations	$2.15	$0.88	$1.27	144.3%

Expressed as a percentage of Net sales:
Gross margin (A)	29.1%	25.3%		380	bps
Selling, general and administrative expense	10.5%	11.5%		(100)	bps
Research and development expense	2.4%	3.0%		(60)	bps
Restructuring, exit and impairment charges	0.0%	0.0%		—	bps
Operating margin	16.2%	10.7%		550	bps

bps = basis points

(A)Gross margin is defined as Net sales less Cost of sales as presented in the Condensed Consolidated Statements of Comprehensive Income.

The following is a summary of Adjusted operating earnings and Adjusted diluted earnings per common share from continuing operations for the three months ended April 3, 2021 when compared with the same prior year comparative period:

	Operating Earnings		Diluted Earnings (Loss) Per Share
(in millions, except per share data)	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
GAAP	$231.9	$103.2	$2.15	$0.88
Restructuring, exit, and impairment charges	0.5	0.4	0.00	0.00
Purchase accounting amortization	7.5	7.5	0.07	0.06
Sport Yacht & Yachts	2.5	—	0.03	—
Acquisition, integration, and IT related costs	1.3	1.4	0.01	0.02
Palm Coast reclassified from held-for-sale	0.8	—	0.01	—
Gain on sale of assets	(1.5)	—	(0.01)	—
Special tax items	—	—	(0.02)	(0.00)
As Adjusted	$243.0	$112.5	$2.24	$0.96

GAAP operating margin	16.2%	10.7%
Adjusted operating margin	17.0%	11.7%

Net sales increased 48 percent during the first quarter of 2021 when compared with the same prior year period. Refer to the Propulsion, Parts and Accessories, and Boat segments for further details on the drivers of net sales changes.

Gross margin percentage increased 380 basis points in the first quarter of 2021 when compared with the same prior year period, with all segments benefiting from increased sales resulting from strong global demand for marine products, with favorable factory absorption from increased production, and favorable changes in foreign currency exchange rates.

Selling, general and administrative expense (SG&A) increased during the first quarter of 2021 when compared with the same prior year period. Excluding certain one-time items presented above, SG&A as a percentage of sales was lower in the first quarter of 2021 compared with the same prior year period, reflecting the strong increase in net sales. Research and development expense increased in 2021 versus 2020, reflecting continued investment in new products in all segments, as well as higher variable compensation costs.

We recorded restructuring, exit and impairment charges of $0.5 million during the three months ended April 3, 2021 and recorded $0.4 million during the three months ended March 28, 2020. Refer to Note 4 – Restructuring, Exit and Impairment Activities in the Notes to Condensed Consolidated Financial Statements for further information.

We recorded Equity earnings of $0.8 million and $1.8 million in the three months ended April 3, 2021 and March 28, 2020, respectively, which were mainly related to our marine and technology-related joint ventures.

We recognized $(1.3) million and $0.7 million in Other (expense) income, net in the three months ended April 3, 2021 and March 28, 2020, respectively. Other (expense) income, net primarily includes other postretirement benefit costs and remeasurement gains and losses resulting from changes in foreign currency rates.

Net interest expense decreased for the three months ended April 3, 2021 when compared with the same prior year period due to reduction in average daily debt outstanding, which was influenced by the timing of debt retirements and debt issuances. Refer to Note 13 –Debt in the Notes to Condensed Consolidated Financial Statements and Note 16 in the Notes to Consolidated Financial Statements in the 2020 Form 10-K.

We recognized an income tax provision for the three months ended April 3, 2021 of $47.4 million, an increase of $29.0 million when compared to the tax provision for the three months ended March 28, 2020 of $18.4 million, primarily due to increased earnings before income taxes.

The effective tax rate, which is calculated as the income tax provision as a percentage of earnings before income taxes, for the three months ended April 3, 2021 and March 28, 2020 was 21.9 percent and 20.7 percent, respectively.

Due to the factors described in the preceding paragraphs, operating earnings, net earnings from continuing operations, and diluted earnings per common share from continuing operations increased during the first quarter of 2021 when compared with the same prior year period.

Propulsion Segment

The following table sets forth Propulsion segment results for the three months ended:

(in millions)	April 3, 2021	March 28, 2020	$ Change	% Change
Net sales	$657.8	$448.6	$209.2	46.6%
Operating earnings	124.5	61.3	63.2	103.1%
Operating margin	18.9%	13.7%		520	bps

bps = basis points

Propulsion segment net sales increased $209.2 million, or 47 percent, in the first quarter of 2021 compared to the first quarter of 2020 as a result of strong global demand for all product categories and continued market share gains. The Propulsion segment gained substantial U.S. retail market share in every outboard engine horsepower category in excess of 50 horsepower in the quarter, with outsized gains in engines over 200 horsepower, and also experienced continued strong sales growth in international markets.

International sales were 36 percent of the segment's net sales through the first quarter of 2021 and increased 50 percent from the prior year on a GAAP basis. On a constant currency basis, international net sales increased 42 percent, with increases across all regions.

Propulsion segment operating earnings in the first quarter of 2021 were $124.5 million, an increase of 103 percent when compared to the first quarter of 2020, as a result of increased net sales and favorable customer mix, in addition to the factors affecting all of our segments previously mentioned.

Parts & Accessories Segment

The following table sets forth Parts and Accessories (P&A) segment results for the three months ended:

(in millions)	April 3, 2021	March 28, 2020	$ Change	% Change
Net sales	$459.6	$301.6	$158.0	52.4%

GAAP operating earnings	$91.9	$46.2	$45.7	98.9%
Restructuring, exit and impairment charges	0.5	0.3	0.2	66.7%
Purchase accounting amortization	7.2	7.2	—	NM
Gain on sale of assets	(1.5)	—	(1.5)	NM
Adjusted operating earnings	$98.1	$53.7	$44.4	82.7%

GAAP operating margin	20.0%	15.3%		470	bps
Adjusted operating margin	21.3%	17.8%		350	bps

NM = not meaningful
bps = basis points

P&A segment net sales increased $158.0 million, or 52 percent in the first quarter of 2021 versus the first quarter of 2020 due to strong sales growth across all product categories. Net sales increases of our aftermarket business were driven by increased boating participation, which elevated parts and service needs during the off-season, and favorable early-season weather in many areas. Net sales also increased in the OEM component of the business, as we leveraged investments in technology to take advantage of strong demand from boat builders as they increased production.

International sales were 32 percent of the P&A segment's net sales in the first quarter of 2021 and increased 62 percent year over year on a GAAP basis. On a constant currency basis, international net sales increased 51 percent, with increases across all regions.

P&A segment operating earnings in the first quarter of 2021 were $91.9 million, an increase of 99 percent when compared to the first quarter of 2020. Contributing to the increase were strong sales increases and favorable sales mix, as well as the factors affecting all of our segments previously mentioned.

Boat Segment

The following table sets forth Boat segment results for the three months ended:

(in millions)	April 3, 2021	March 28, 2020	$ Change	% Change
Net sales	$419.5	$291.5	$128.0	43.9%

GAAP operating earnings	$40.8	$5.1	$35.7	NM
Restructuring, exit and impairment charges	(0.0)	(0.0)	0.0	NM
Sport Yacht & Yachts	2.5	—	2.5	NM
Acquisition, integration, and IT related costs	1.3	0.7	0.6	85.7%
Palm Coast reclassified from held-for-sale	0.8	—	0.8	NM
Purchase accounting amortization	0.3	0.3	—	NM
Adjusted operating earnings	$45.7	$6.1	$39.6	NM

GAAP operating margin	9.7%	1.7%		800	bps
Adjusted operating margin	10.9%	2.1%		880	bps

NM = not meaningful
bps = basis points

Boat segment net sales increased $128.0 million, or 44 percent, in the first quarter of 2021 versus the first quarter of 2020, resulting from higher wholesale volume to dealers to meet increased customer demand at the retail level and to begin refilling pipeline inventories.

International sales were 25 percent of the segment's net sales in the first three months of 2021 and increased 41 percent on a GAAP basis. On a constant currency basis, international sales increased 34 percent, with increases across all regions.

Boat segment operating earnings in the first quarter of 2021 were $40.8 million, an increase of $35.7 million when compared to the first quarter of 2020, due to increased sales and lower retail discount levels versus 2020, in addition to the factors affecting all of our segments.

Corporate/Other

The following table sets forth Corporate/Other results for the three months ended:

(in millions)	April 3, 2021	March 28, 2020	$ Change	% Change
GAAP operating loss	$(25.3)	$(9.4)	$(15.9)	169.1%
Restructuring, exit and impairment charges	—	0.1	(0.1)	(100.0%)
Acquisition, integration, and IT related costs	—	0.7	(0.7)	(100.0%)
Adjusted operating loss	$(25.3)	$(8.6)	$(16.7)	194.2%

NM = not meaningful

Corporate operating expenses in the first quarter of 2021 were $25.3 million, an increase of $15.9 million when compared to the first quarter of 2020, primarily due to the increase in variable compensation expense, unfavorable mark-to-market adjustments for deferred compensation arrangements and an increase in investments in enterprise growth initiatives.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the three months ended:

(in millions)	April 3, 2021	March 28, 2020
Net cash provided by (used for) operating activities of continuing operations	$17.3	$(83.9)
Net cash (used for) provided by:
Plus: Capital expenditures	(42.9)	(55.9)
Plus: Proceeds from the sale of property, plant and equipment	4.2	0.4
Plus: Effect of exchange rate changes	(2.0)	(4.4)
Total free cash flow (A)	$(23.4)	$(143.8)

(A) We define "Free cash flow" as cash flow from operating and investing activities of continuing operations (excluding cash provided by or used for acquisitions, investments, purchases or sales/maturities of marketable securities and other investing activities) and the effect of exchange rate changes on cash and cash equivalents. Free cash flow is not intended as an alternative measure of cash flow from operations, as determined in accordance with GAAP in the United States. We use this financial measure both in presenting our results to shareholders and the investment community and in our internal evaluation and management of our businesses. Management believes that this financial measure and the information it provides are useful to investors because it permits investors to view our performance using the same tool that management uses to gauge progress in achieving its goals. Management believes that the non-GAAP financial measure "Free cash flow" is also useful to investors because it is an indication of cash flow that may be available to fund investments in future growth initiatives.

Our major sources of funds for capital investments, acquisitions, share repurchase programs and dividend payments are cash generated from operating activities, available cash and marketable securities balances, divestitures and potential borrowings. We evaluate potential acquisitions, divestitures and joint ventures in the ordinary course of business.

2021 Cash Flow

Net cash provided by operating activities of continuing operations in the first three months of 2021 totaled $17.3 million versus $83.9 million used for operating activities in the comparable period of 2020. The increase is primarily due to higher net earnings during the quarter.

The primary drivers of net cash provided by operating activities of continuing operations in 2021 were net earnings, net of non-cash items, partially offset by an increase in working capital. Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Condensed Consolidated Balance Sheets, excluding the impact of acquisitions and non-cash adjustments. Accounts and notes receivable increased $202.0 million primarily due to increased sales across all segments. Inventory increased $57.9 million, driven by increases to support higher production volumes in advance of the marine selling season. Accounts payable increased $78.6 million primarily due to timing of payments and higher inventory levels across all reportable segments. Accrued expenses decreased $47.0 million primarily driven by payment of prior year variable compensation, which had been accrued as of December 31, 2020.

Net cash provided by investing activities of continuing operations was $1.5 million, which primarily included sales of marketable securities of $49.4 million offset by capital expenditures of $42.9 million. Our capital spending was focused on investments in new products and technologies.

Net cash used for financing activities was $56.5 million and primarily related to cash dividends paid to common shareholders, common stock repurchases, and payments of long-term debt including current maturities. Refer to Note 13 –Debt in the Notes to Condensed Consolidated Financial Statements for further details on our debt activity during the quarter.

2020 Cash Flow

Net cash used for operating activities of continuing operations in the first three months of 2020 totaled $83.9 million. The primary driver of cash used for operating activities of continuing operations was a seasonal increase in working capital, partially offset by net earnings net of non-cash expense items. Accounts and notes receivable increased $143.2 million primarily due to seasonal changes in sales in the Propulsion and P&A segments. Inventory increased $15.6 million, driven by the impact of temporary production suspensions in response to COVID-19, which resulted in slightly higher increases in raw material and work-in-process inventories. Accrued expenses decreased $15.6 million, primarily driven by payment of prior year variable compensation, which had been accrued as of December 31, 2019. Accounts payable decreased $13.3 million primarily due to timing of payments and lower production levels across all reportable segments due to temporary production suspensions in response to COVID-19.

Net cash used for investing activities of continuing operations was $59.1 million, which included capital expenditures of $55.9 million.

Net cash provided by financing activities was $325.2 million and primarily related to net proceeds from issuances from short-term debt, which exceeded common stock repurchases and cash dividends paid to common shareholders. Refer to Note 16 – Debt in the Notes to Consolidated Financial Statements in the 2020 Form 10-K, for further details on our 2020 debt activity.

Liquidity and Capital Resources

We view our highly liquid assets as of April 3, 2021, December 31, 2020 and March 28, 2020 as:

(in millions)	April 3, 2021	December 31, 2020	March 28, 2020
Cash and cash equivalents	$471.9	$519.6	$502.9
Short-term investments in marketable securities	7.3	56.7	0.8
Total cash, cash equivalents and marketable securities	$479.2	$576.3	$503.7

The following table sets forth an analysis of total liquidity as of April 3, 2021, December 31, 2020 and March 28, 2020:

(in millions)	April 3, 2021	December 31, 2020	March 28, 2020
Cash, cash equivalents and marketable securities	$479.2	$576.3	$503.7
Amounts available under lending facility (A)	397.2	395.0	2.9
Total liquidity (B)	$876.4	$971.3	$506.6

(A) See Note 13 –Debt in the Notes to Condensed Consolidated Financial Statements for further details on our lending facility.
(B) We define Total liquidity as Cash and cash equivalents and Short-term investments in marketable securities as presented in the Condensed Consolidated Balance Sheets, plus amounts available for borrowing under its lending facilities. Total liquidity is not intended as an alternative measure to Cash and cash equivalents and Short-term investments in marketable securities as determined in accordance with GAAP in the United States. We use this financial measure both in presenting our results to shareholders and the investment community and in our internal evaluation and management of our businesses. Management believes that this financial measure and the information it provides are useful to investors because it permits investors to view our performance using the same metric that management uses to gauge progress in achieving our goals. Management believes that the non-GAAP financial measure “Total liquidity” is also useful to investors because it is an indication of our available highly liquid assets and immediate sources of financing.

Cash, cash equivalents and marketable securities totaled $479.2 million as of April 3, 2021, a decrease of $97.1 million from $576.3 million as of December 31, 2020, and a decrease of $24.5 million from $503.7 million as of March 28, 2020. Total debt as of April 3, 2021, December 31, 2020 and March 28, 2020 was $944.7 million, $951.4 million and $1,494.7 million, respectively. Our debt-to-capitalization ratio was 36.5 percent as of April 3, 2021, down from 38.7 percent as of December 31, 2020 and from 53.4 percent as of March 28, 2020.

There was not any borrowing activity under the Credit Facility during the first three months of 2021, and we did not have any borrowings outstanding as of April 3, 2021. Available borrowing capacity totaled $397.2 million, net of $2.8 million of letters of credit outstanding under the Credit Facility. During the first three months of 2021, there was not any borrowing activity under our unsecured commercial paper program (CP Program). Refer to Note 13 –Debt in the Notes to Condensed Consolidated Financial Statements and Note 16 - Debt in the Notes to Consolidated Financial Statements in the 2020 Form 10-K, for further details.

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

2021 Capital Strategy

Our capital strategy assumptions have also been augmented in places to leverage our strong cash position. We plan to retire approximately $100 million of our long-term debt obligations and to continue our systematic approach to share repurchases, with our plan including between $80 million and $120 million of repurchases in 2021, spread relatively evenly across the year. Additionally, we are planning for capital expenditures in the range of approximately $250 million to $270 million to support, and in some cases accelerate, growth initiatives throughout our organization. This slightly increased spending will be directed to new product investments in all of our businesses, cost reduction and automation projects, and select additional capacity initiatives to support demand and future growth, primarily in the Propulsion business.

We also raised our dividend to 33.5 cents a share, or a 24 percent increase, as our strong cash position enables us to raise our dividend earlier in the year than usual, keep our payout ratio close to our target of 20 to 25 percent, and continue to provide strong returns to our shareholders.

Financing Joint Venture

On March 10, 2021, through our Brunswick Financial Services Corporation subsidiary, we entered into an amended and restated joint venture agreement with Wells Fargo Commercial Distribution Finance to extend the term of our financial services joint venture, Brunswick Acceptance Company, LLC (BAC), through December 31, 2025. The amendment did not otherwise materially change the terms of the agreement. BAC is detailed further in the 2020 Form 10-K.

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet arrangements and contractual obligations as of December 31, 2020 are detailed in the 2020 Form 10-K. There have been no material changes in these arrangements and obligations outside the ordinary course of business since December 31, 2020.

Environmental Regulation

There were no material changes in our environmental regulatory requirements since the filing of our 2020 Form 10-K.

Critical Accounting Policies

There were no further material changes in our critical accounting policies since the filing of our 2020 Form 10-K.

As discussed in the 2020 Form 10-K, the preparation of the consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

Recent Accounting Pronouncements

Recent accounting pronouncements that have been adopted during the three months ended April 3, 2021, or will be adopted in future periods, are included in Note 1 – Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations, estimates, and projections about Brunswick’s business and by their nature address matters that are, to different degrees, uncertain. Words such as "may," "could," "should," "expect," "anticipate," "project," "position," "intend," "target," "plan," "seek," "estimate," "believe," "predict," "outlook," and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this quarterly report. These risks include, but are not limited to: the effect of adverse general economic conditions, including the amount of disposable income consumers have available for discretionary spending; changes in currency exchange rates; fiscal policy concerns; adverse economic, credit, and capital market conditions; higher energy and fuel costs; competitive pricing pressures; the coronavirus (COVID-19) pandemic, including, without limitation, the impact on global economic conditions and on capital and financial markets, changes in consumer behavior and demand, the potential unavailability of personnel or key facilities, modifications to our operations, and the potential implementation of regulatory actions; managing our manufacturing footprint; weather and catastrophic event risks; international business risks; our ability to develop new and innovative products and services at a competitive price; our ability to meet demand in a rapidly changing environment; loss of key customers; actual or anticipated increases in costs, disruptions of supply, or defects in raw materials, parts, or components we purchase from third parties, including as a result of pressures due to the pandemic; supplier manufacturing constraints, increased demand for shipping carriers, and transportation disruptions; absorbing fixed costs in production; joint ventures that do not operate solely for our benefit; our ability to successfully implement our strategic plan and growth initiatives; attracting and retaining skilled labor, implementing succession plans for key leadership, and executing organizational and leadership changes; our ability to identify, complete, and integrate targeted acquisitions; the risk that strategic divestitures will not provide business benefits; maintaining effective distribution; adequate financing access for dealers and customers; requirements for us to repurchase inventory; inventory reductions by dealers, retailers, or independent boat builders; risks related to the Freedom Boat Club franchise business model; outages, breaches, or other cybersecurity events regarding our technology systems, which could affect manufacturing and business operations and could result in lost or stolen information and associated remediation costs; our ability to protect our brands and intellectual property; changes to U.S. trade policy and tariffs; having to record an impairment to the value of goodwill and other assets; product liability, warranty, and other claims risks; legal and regulatory compliance, including increased costs, fines, and reputational risks; changes in income tax legislation or enforcement; managing our share repurchases; and certain divisive shareholder activist actions.

Additional risk factors are included in the 2020 Form 10-K. Forward-looking statements speak only as of the date on which they are made, and Brunswick does not undertake any obligation to update them to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices. We enter into various hedging transactions to mitigate these risks in accordance with guidelines established by our management. We do not use financial instruments for trading or speculative purposes. Our risk management objectives are described in Note 5 –Financial Instruments in the Notes to Condensed Consolidated Financial Statements and Note 14 in the Notes to Consolidated Financial Statements in the 2020 Form 10-K.

There have been no significant changes to our market risk since December 31, 2020. For a discussion of exposure to market risk, refer to Part II, Item 7A – Quantitative and Qualitative Disclosures about Market Risk, set forth in the 2020 Form 10-K.

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2021, we repurchased approximately $15.9 million of stock and as of April 3, 2021, the remaining authorization was $100.6 million.

We repurchased the following shares of common stock during the three months ended April 3, 2021:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Amount of Dollars that May Yet Be Used to Purchase Shares Under the Program
January 1 to January 30	92,868	$86.14	92,868
January 31 to February 27	46,457	88.61	46,457
February 28 to April 3	39,009	96.41	39,009
Total	178,334	$89.03	178,334	$100,640,578

Item 5. Other Information

At the May 5, 2021 Annual Meeting of Shareholders of the Company ("Annual Meeting"), Nancy E. Cooper, David C. Everitt, Reginald Fils-Aime, Lauren P. Flaherty, David M. Foulkes, Joseph W. McClanathan, David V. Singer, Jane L. Warner, J. Steven Whisler, and Roger J. Wood were elected as directors of the Company for terms expiring at the 2022 Annual Meeting of Shareholders of the Company. The number of shares voted with respect to these directors were:

Nominee	For	Against	Abstain	Broker Non-votes
Nancy E. Cooper	68,215,181	1,286,090	396,256	2,677,228
David C. Everitt	66,955,438	2,626,836	315,253	2,677,228
Reginald Fils-Aime	69,641,825	67,927	187,775	2,677,228
Lauren P. Flaherty	69,300,375	552,032	45,120	2,677,228
David M. Foulkes	69,778,636	80,515	38,376	2,677,228
Joseph W. McClanathan	69,781,703	67,749	48,075	2,677,228
David V. Singer	69,510,272	340,223	47,032	2,677,228
Jane L. Warner	69,782,939	69,340	45,248	2,677,228
J. Steven Whisler	67,805,357	2,043,609	48,561	2,677,228
Roger J. Wood	69,521,702	61,650	314,175	2,677,228

At the Annual Meeting, shareholders voted for a non-binding resolution approving the compensation of the Company's named executive officers pursuant to the following vote:

Number of Shares
For	65,679,030
Against	4,049,465
Abstain	169,032
Broker Non-votes	2,677,228

At the Annual Meeting, shareholders ratified the Audit Committee's appointment of Deloitte & Touche LLP as the independent registered public accounting firm for the Company and its subsidiaries for the fiscal year ending December 31, 2021 pursuant to the following vote:

Number of Shares
For	72,166,971
Against	75,774
Abstain	332,010
Broker Non-votes	—

Item 6.    Exhibits

31.1	Certification of CEO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUNSWICK CORPORATION
May 11, 2021	By:	/s/ RANDALL S. ALTMAN
Randall S. Altman
Vice President and Controller*

*Mr. Altman is signing this report both as a duly authorized officer and as the principal accounting officer.