Form 10-Q
period 2021-07-03
BRUNSWICK CORP
filed 2021-08-02
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended July 03, 2021

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
The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of July 29, 2021 was 77,499,307.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
July 3, 2021

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended		Six Months Ended
(in millions, except per share data)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net sales	$1,554.8	$987.8	$2,988.0	$1,953.3
Cost of sales	1,093.3	731.8	2,109.2	1,453.5
Selling, general and administrative expense	173.6	119.2	324.4	230.5
Research and development expense	37.5	27.7	71.6	56.6
Restructuring, exit and impairment charges	0.2	2.1	0.7	2.5
Operating earnings	250.2	107.0	482.1	210.2
Equity earnings	0.4	1.1	1.2	2.9
Other expense, net	(1.5)	(0.9)	(2.8)	(0.2)
Earnings before interest and income taxes	249.1	107.2	480.5	212.9
Interest expense	(15.4)	(18.7)	(30.2)	(35.6)
Interest income	0.9	0.3	1.1	0.6
Earnings before income taxes	234.6	88.8	451.4	177.9
Income tax provision	55.2	17.6	102.6	36.0
Net earnings from continuing operations	179.4	71.2	348.8	141.9

Discontinued operations:
Loss from discontinued operations, net of tax	(0.0)	(0.5)	(0.1)	(1.1)
Loss on disposal of discontinued operations, net of tax	—	—	—	(1.1)
Net loss from discontinued operations, net of tax	(0.0)	(0.5)	(0.1)	(2.2)
Net earnings	$179.4	$70.7	$348.7	$139.7

Earnings (loss) per common share:
Basic
Earnings from continuing operations	$2.30	$0.89	$4.47	$1.78
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.03)
Net earnings	$2.30	$0.89	$4.47	$1.75

Diluted
Earnings from continuing operations	$2.29	$0.89	$4.44	$1.77
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.02)
Net earnings	$2.29	$0.89	$4.44	$1.75

Weighted average shares used for computation of:
Basic earnings per common share	78.0	79.6	78.0	79.8
Diluted earnings per common share	78.5	79.8	78.6	80.0

Comprehensive income	$184.0	$71.4	$358.9	$132.5

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Balance Sheets
(unaudited)

(in millions)	July 3, 2021	December 31, 2020	June 27, 2020
Assets
Current assets
Cash and cash equivalents, at cost, which approximates fair value	$590.2	$519.6	$541.5
Restricted cash	9.7	10.7	11.6
Short-term investments in marketable securities	0.8	56.7	0.8
Total cash and short-term investments in marketable securities	600.7	587.0	553.9
Accounts and notes receivable, less allowances of $10.3, $10.7, $12.1	503.3	337.6	452.6
Inventories
Finished goods	468.6	446.8	411.5
Work-in-process	147.6	94.0	99.3
Raw materials	218.9	171.0	166.1
Net inventories	835.1	711.8	676.9
Prepaid expenses and other	48.9	34.1	30.7
Current assets	1,988.0	1,670.5	1,714.1

Property
Land	17.6	17.7	17.8
Buildings and improvements	446.8	435.5	423.0
Equipment	1,244.4	1,184.9	1,124.5
Total land, buildings and improvements and equipment	1,708.8	1,638.1	1,565.3
Accumulated depreciation	(964.5)	(929.8)	(895.4)
Net land, buildings and improvements and equipment	744.3	708.3	669.9
Unamortized product tooling costs	167.7	155.3	145.5
Net property	912.0	863.6	815.4

Other assets
Goodwill	434.3	417.7	415.4
Other intangibles, net	536.3	552.3	567.1
Deferred income tax asset	117.2	136.6	102.9
Operating lease assets	85.9	83.0	81.9
Equity investments	41.4	32.5	29.4
Other long-term assets	23.4	14.4	12.9
Other assets	1,238.5	1,236.5	1,209.6

Total assets	$4,138.5	$3,770.6	$3,739.1

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Balance Sheets (unaudited)
(in millions)	July 3, 2021	December 31, 2020	June 27, 2020
Liabilities and shareholders' equity
Current liabilities
Short-term debt and current maturities of long-term debt	$43.5	$43.1	$225.3
Accounts payable	588.2	457.6	328.3
Accrued expenses	619.6	578.5	501.0
Current liabilities	1,251.3	1,079.2	1,054.6

Long-term liabilities
Debt	832.0	908.3	1,060.4
Postretirement benefits	71.9	74.7	71.8
Operating lease liabilities	69.5	69.8	69.0
Other	144.3	128.6	118.9
Long-term liabilities	1,117.7	1,181.4	1,320.1

Shareholders' equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares; outstanding: 77,554,000, 77,875,000 and 79,135,000 shares	76.9	76.9	76.9
Additional paid-in capital	380.1	383.8	366.5
Retained earnings	2,527.2	2,225.7	2,032.8
Treasury stock, at cost: 24,984,000, 24,663,000 and 23,403,000 shares	(1,182.2)	(1,133.7)	(1,051.2)
Accumulated other comprehensive loss	(32.5)	(42.7)	(60.6)
Shareholders' equity	1,769.5	1,510.0	1,364.4

Total liabilities and shareholders' equity	$4,138.5	$3,770.6	$3,739.1

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
(in millions)	July 3, 2021	June 27, 2020
Cash flows from operating activities
Net earnings	$348.7	$139.7
Less: net loss from discontinued operations, net of tax	(0.1)	(2.2)
Net earnings from continuing operations, net of tax	348.8	141.9
Stock compensation expense	14.8	8.8
Depreciation and amortization	84.6	72.2
Pension funding, net of expense	(1.3)	(2.5)
Asset impairment charges	0.8	—
Deferred income taxes	12.3	15.6
Changes in certain current assets and current liabilities	(136.5)	(38.6)
Long-term extended warranty contracts and other deferred revenue	9.0	6.1
Income taxes	10.0	7.0
Other, net	8.0	5.2
Net cash provided by operating activities of continuing operations	350.5	215.7
Net cash (used for) provided by operating activities of discontinued operations	(9.1)	0.9
Net cash provided by operating activities	341.4	216.6

Cash flows from investing activities
Capital expenditures	(110.3)	(90.7)
Sales or maturities of marketable securities	55.9	—
Investments	(9.1)	(1.1)
Acquisition of businesses, net of cash acquired	(16.7)	—
Proceeds from the sale of property, plant and equipment	4.6	1.6
Net cash used for investing activities	(75.6)	(90.2)

Cash flows from financing activities
Proceeds from issuances of short-term debt	—	610.0
Payments of short-term debt	—	(425.0)
Net proceeds from issuances of long-term debt	1.9	—
Payments of long-term debt including current maturities	(78.5)	(9.4)
Common stock repurchases	(55.9)	(34.1)
Cash dividends paid	(47.2)	(38.2)
Proceeds from share-based compensation activity	0.5	0.6
Tax withholding associated with shares issued for share-based compensation	(12.8)	(6.7)
Other, net	(3.7)	—
Net cash (used for) provided by financing activities	(195.7)	97.2

Effect of exchange rate changes	(0.5)	(2.4)
Net increase in Cash and cash equivalents and Restricted cash	69.6	221.2
Cash and cash equivalents and Restricted cash at beginning of period	530.3	331.9

Cash and cash equivalents and Restricted cash at end of period	599.9	553.1
Less: Restricted cash	9.7	11.6
Cash and cash equivalents at end of period	$590.2	$541.5

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

Brunswick Corporation
Condensed Consolidated Statements of Shareholders' Equity
(unaudited)

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2020	$76.9	$383.8	$2,225.7	$(1,133.7)	$(42.7)	$1,510.0
Net earnings	—	—	169.3	—	—	169.3
Other comprehensive income	—	—	—	—	5.6	5.6
Dividends ($0.27 per common share)	—	—	(21.0)	—	—	(21.0)
Compensation plans and other	—	(12.6)	—	7.2	—	(5.4)
Common stock repurchases	—	—	—	(15.9)	—	(15.9)
Balance at April 3, 2021	76.9	371.2	2,374.0	(1,142.4)	(37.1)	1,642.6
Net earnings	—	—	179.4	—	—	179.4
Other comprehensive income	—	—	—	—	4.6	4.6
Dividends ($0.335 per common share)	—	—	(26.2)	—	—	(26.2)
Compensation plans and other	—	8.9	—	0.2	—	9.1
Common stock repurchases	—	—	—	(40.0)	—	(40.0)
Balance at July 3, 2021	$76.9	$380.1	$2,527.2	$(1,182.2)	$(32.5)	$1,769.5

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2019	$76.9	$369.2	$1,931.3	$(1,023.1)	$(53.4)	$1,300.9
Net earnings	—	—	69.0	—	—	69.0
Other comprehensive loss	—	—	—	—	(7.9)	(7.9)
Dividends ($0.24 per common share)	—	—	(19.2)	—	—	(19.2)
Compensation plans and other	—	(10.4)	—	5.4	—	(5.0)
Common stock repurchases	—	—	—	(34.1)	—	(34.1)
Balance at March 28, 2020	76.9	358.8	1,981.1	(1,051.8)	(61.3)	1,303.7
Net earnings	—	—	70.7	—	—	70.7
Other comprehensive income	—	—	—	—	0.7	0.7
Dividends ($0.24 per common share)	—	—	(19.0)	—	—	(19.0)
Compensation plans and other	—	7.7	—	0.6	—	8.3
Balance at June 27, 2020	$76.9	$366.5	$2,032.8	$(1,051.2)	$(60.6)	$1,364.4

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

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Saturday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The second quarter of fiscal year 2021 ended on July 3, 2021 and the second quarter of fiscal year 2020 ended on June 27, 2020.

Note 2 – Revenue Recognition

The following table presents the Company's revenue into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors:

	Three Months Ended
	July 3, 2021				June 27, 2020
(in millions)	Propulsion	Parts & Accessories	Boat	Total	Propulsion	Parts & Accessories	Boat	Total
Geographic Markets
United States	$404.4	$391.7	$314.1	$1,110.2	$224.9	$293.8	$183.2	$701.9
Europe	119.7	69.9	52.5	242.1	69.8	41.9	35.3	147.0
Asia-Pacific	66.6	39.9	7.3	113.8	66.5	24.6	3.2	94.3
Canada	24.1	34.2	66.8	125.1	13.4	19.5	23.7	56.6
Rest-of-World	34.7	13.2	8.4	56.3	20.8	6.7	4.5	32.0
Segment Eliminations	(85.6)	(7.1)	—	(92.7)	(39.8)	(4.2)	—	(44.0)
Total	$563.9	$541.8	$449.1	$1,554.8	$355.6	$382.3	$249.9	$987.8

	Six Months Ended
	July 3, 2021				June 27, 2020
(in millions)	Propulsion	Parts & Accessories	Boat	Total	Propulsion	Parts & Accessories	Boat	Total
Geographic Markets
United States	$825.7	$704.0	$626.7	$2,156.4	$515.8	$504.7	$398.7	$1,419.2
Europe	228.7	133.4	94.1	456.2	139.4	84.7	70.4	294.5
Asia-Pacific	132.3	82.4	14.0	228.7	115.8	49.3	8.8	173.9
Canada	49.3	59.6	115.2	224.1	27.5	33.2	55.5	116.2
Rest-of-World	71.3	29.1	18.6	119.0	45.5	16.2	8.0	69.7
Segment Eliminations	(180.5)	(15.9)	—	(196.4)	(108.9)	(11.3)	—	(120.2)
Total	$1,126.8	$992.6	$868.6	$2,988.0	$735.1	$676.8	$541.4	$1,953.3

Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended
	July 3, 2021				June 27, 2020
(in millions)	Propulsion	Parts & Accessories	Boat	Total	Propulsion	Parts & Accessories	Boat	Total
Major Product Lines
Outboard Engines	$494.2	$—	$—	$494.2	$314.3	$—	$—	$314.3
Controls, Rigging, and Propellers	96.1	—	—	96.1	53.2	—	—	53.2
Sterndrive Engines	59.2	—	—	59.2	27.9	—	—	27.9
Distribution Parts and Accessories	—	255.2	—	255.2	—	190.7	—	190.7
Advanced Systems Group	—	138.3	—	138.3	—	86.8	—	86.8
Engine Parts and Accessories	—	155.4	—	155.4	—	109.0	—	109.0
Aluminum Freshwater Boats	—	—	190.1	190.1	—	—	94.2	94.2
Recreational Fiberglass Boats	—	—	154.2	154.2	—	—	89.6	89.6
Saltwater Fishing Boats	—	—	93.0	93.0	—	—	59.0	59.0
Business Acceleration	—	—	15.3	15.3	—	—	8.3	8.3
Boat Eliminations/Other	—	—	(3.5)	(3.5)	—	—	(1.2)	(1.2)
Segment Eliminations	(85.6)	(7.1)	—	(92.7)	(39.8)	(4.2)	—	(44.0)
Total	$563.9	$541.8	$449.1	$1,554.8	$355.6	$382.3	$249.9	$987.8

	Six Months Ended
	July 3, 2021				June 27, 2020
(in millions)	Propulsion	Parts & Accessories	Boat	Total	Propulsion	Parts & Accessories	Boat	Total
Major Product Lines
Outboard Engines	$998.7	$—	$—	$998.7	$668.1	$—	$—	$668.1
Controls, Rigging, and Propellers	191.0	—	—	191.0	110.7	—	—	110.7
Sterndrive Engines	117.6	—	—	117.6	65.2	—	—	65.2
Distribution Parts and Accessories	—	455.8	—	455.8	—	312.0	—	312.0
Advanced Systems Group	—	273.1	—	273.1	—	189.9	—	189.9
Engine Parts and Accessories	—	279.6	—	279.6	—	186.2	—	186.2
Aluminum Freshwater Boats	—	—	367.9	367.9	—	—	214.7	214.7
Recreational Fiberglass Boats	—	—	289.6	289.6	—	—	191.4	191.4
Saltwater Fishing Boats	—	—	189.8	189.8	—	—	118.8	118.8
Business Acceleration	—	—	28.0	28.0	—	—	18.3	18.3
Boat Eliminations/Other	—	—	(6.7)	(6.7)	—	—	(1.8)	(1.8)
Segment Eliminations	(180.5)	(15.9)	—	(196.4)	(108.9)	(11.3)	—	(120.2)
Total	$1,126.8	$992.6	$868.6	$2,988.0	$735.1	$676.8	$541.4	$1,953.3

As of December 31, 2020, $113.0 million of contract liabilities associated with extended warranties and customer deposits were reported in Accrued expenses and Other Long-term liabilities, of which $9.5 million and $21.1 million were recognized as revenue during the three and six months ended July 3, 2021, respectively. As of July 3, 2021, total contract liabilities were $130.5 million. The total amount of the transaction price allocated to unsatisfied performance obligations as of July 3, 2021 was $122.0 million for contracts greater than one year, which primarily relates to extended warranties. The Company expects to recognize $22.4 million of this amount in the second half of 2021, $29.9 million in 2022, and $69.7 million thereafter.

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

In connection with the sale of its Fitness business, the Company retained assets of $26.4 million primarily related to VAT receivables, and retained liabilities of $45.1 million primarily related to VAT payables, product warranty liabilities and certain employee benefits. As of July 3, 2021, retained assets and liabilities were $4.1 million and $2.2 million, respectively. As of June 27, 2020, retained assets and liabilities were $10.8 million and $28.5 million, respectively.

Note 4 – Restructuring, Exit and Impairment Activities

The Company recorded restructuring, exit and impairment charges in the Condensed Consolidated Statements of Comprehensive Income in 2021 and 2020.

The following table is a summary of those expenses for the three months ended July 3, 2021 and June 27, 2020:

	July 3, 2021				June 27, 2020
(in millions)	Parts & Accessories	Boat	Corporate	Total	Parts & Accessories	Boat	Corporate	Total
Restructuring and exit activities:
Employee termination and other benefits	$0.2	$—	$—	$0.2	$0.0	$0.2	$1.7	$1.9
Asset-related	—	—	—	—	—	0.1	—	0.1
Other	—	—	—	—	—	—	0.1	0.1
Total restructuring, exit and impairment charges	$0.2	$—	$—	$0.2	$0.0	$0.3	$1.8	$2.1

Total cash payments for restructuring, exit and impairment charges (A)	$0.3	$0.3	$0.1	$0.7	$0.4	$1.6	$0.3	$2.3
Accrued charges at end of the period (B)	$0.4	$0.7	$—	$1.1	$0.6	$2.5	$2.1	$5.2
(A) Cash payments for the three months ended July 3, 2021 and June 27, 2020 may include payments related to prior period charges.
(B) Restructuring, exit and impairment charges accrued as of July 3, 2021 are expected to be paid primarily during 2021.

The following table is a summary of those expenses for the six months ended July 3, 2021 and June 27, 2020:

	July 3, 2021				June 27, 2020
(in millions)	Parts & Accessories	Boat	Corporate	Total	Parts & Accessories	Boat	Corporate	Total
Restructuring and exit activities:
Employee termination and other benefits	$0.7	$(0.0)	$—	$0.7	$0.3	$0.2	$1.8	$2.3
Asset-related	—	—	—	—	—	0.1	—	0.1
Other	—	0.0	—	—	—	—	0.1	0.1
Total restructuring, exit and impairment charges	$0.7	$(0.0)	$—	$0.7	$0.3	$0.3	$1.9	$2.5

Total cash payments for restructuring, exit and impairment charges (A)	$0.6	$0.5	$1.7	$2.8	$1.0	$3.8	$1.3	$6.1
Accrued charges at end of the period (B)	$0.4	$0.7	$—	$1.1	$0.6	$2.5	$2.1	$5.2
(A) Cash payments for the six months ended July 3, 2021 and June 27, 2020 may include payments related to prior period charges.
(B) Restructuring, exit and impairment charges accrued as of July 3, 2021 are expected to be paid primarily during 2021.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 5 – Acquisitions

2021 Acquisitions

On June 23, 2021, the Company entered into a definitive agreement to acquire all of the issued and outstanding shares of Marine Innovations Group AS, known as "Navico," for $1.05 billion. The Company intends to use a combination of debt and cash to fund the acquisition, which is expected to close during the second half of 2021 subject to usual and customary closing conditions as well as regulatory review and approval. Navico is a privately held global company based in Egersund, Norway, and is a global leader in marine electronics and sensors, including multi-function displays, fish finders, autopilots, sonar, radar, and cartography.

Note 6 – Financial Instruments

The Company operates globally with manufacturing and sales facilities around the world. Due to the Company's global operations, the Company engages in activities involving both financial and market risks. The Company utilizes normal operating and financing activities, along with derivative financial instruments, to minimize these risks. See Note 14 in the Notes to Consolidated Financial Statements in the 2020 Form 10-K for further details regarding the Company's financial instruments and hedging policies.

Cross-Currency Swaps. During the second quarter of 2021, the Company entered into cross-currency swaps to hedge Euro currency exposures of the net investment in certain foreign subsidiaries. As of July 3, 2021, the notional value of cross-currency swap contracts outstanding was $200.0 million. The cross-currency swaps were designated as net investment hedges, with the amount of gain or loss associated with the change in fair value of these instruments included in Accumulated other comprehensive loss and recognized upon termination of the respective investment.

Commodity Price. The Company uses commodity swaps to hedge anticipated purchases of aluminum. As of July 3, 2021, December 31, 2020 and June 27, 2020, the notional value of commodity swap contracts outstanding were $11.2 million, $10.0 million and $1.0 million, respectively, and the contracts mature through 2022. The amount of gain or loss associated with the change in fair value of these instruments is deferred in Accumulated other comprehensive loss and recognized in Cost of sales in the same period or periods during which the hedged transaction affects earnings. As of July 3, 2021, the Company estimates that during the next 12 months it will reclassify approximately $3.6 million in net gains (based on current prices) from Accumulated other comprehensive loss to Cost of sales.

Foreign Currency Derivatives. Forward exchange contracts outstanding at July 3, 2021, December 31, 2020 and June 27, 2020 had notional contract values of $481.1 million, $395.9 million and $270.6 million, respectively. There were no option contracts outstanding at either July 3, 2021 or December 31, 2020. Option contracts outstanding at June 27, 2020 had a notional contract value of $17.8 million. The forward contracts outstanding at July 3, 2021 mature through 2022 and mainly relate to the Euro, Australian dollar, Japanese yen, and Canadian dollar. As of July 3, 2021, the Company estimates that during the next 12 months, it will reclassify approximately $4.5 million of net losses (based on current rates) from Accumulated other comprehensive loss to Cost of sales.

Interest Rate Derivatives. The Company previously entered into fixed-to-floating interest rate swaps to convert a portion of its long-term debt from fixed to floating rate debt. In the second half of 2019, the Company settled its fixed-to-floating interest rate swaps, resulting in a net deferred gain of $2.5 million included within Debt. The Company will reclassify $0.7 million of net deferred gains from Debt to Interest expense during the next 12 months. There were no outstanding fixed-to-floating interest rate swaps as of July 3, 2021, December 31, 2020 or June 27, 2020.

During the first quarter of 2021, the Company entered into forward-starting interest rate swaps to hedge the interest rate risk associated with anticipated debt issuances. As of July 3, 2021, the outstanding forward-starting interest rate swaps had a total notional contract value of $150.0 million. As of July 3, 2021, the Company had $1.7 million of net deferred gains associated with forward-starting interest rate swaps. As of December 31, 2020 and June 27, 2020, the Company had $1.4 million and $1.7 million, respectively, of net deferred losses associated with previously settled forward-starting interest rate swaps. Forward-starting interest rate swaps are designated as cash flow hedges with gains and losses included in Accumulated other comprehensive loss. As of July 3, 2021, the Company estimates that during the next 12 months, it will reclassify approximately $0.6 million of net losses resulting from settled forward-starting interest rate swaps from Accumulated other comprehensive loss to Interest expense.

Notes to Condensed Consolidated Financial Statements
(unaudited)

As of July 3, 2021, December 31, 2020 and June 27, 2020, the fair values of the Company's derivative instruments were:

(in millions)	Fair Value
Asset Derivatives	July 3, 2021	December 31, 2020	June 27, 2020
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	$3.4	$1.3	$2.8
Commodity contracts	3.3	0.9	—
Interest rate contracts	2.8	—	—
Total	$9.5	$2.2	$2.8

Derivatives Designated as Net Investment Hedges
Cross-currency swaps	$5.9	$—	$—

Other Hedging Activity
Foreign exchange contracts	$0.2	$0.0	$0.7

Liability Derivatives
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	$5.4	$11.3	$1.8
Commodity contracts	—	—	0.1
Total	$5.4	$11.3	$1.9

Other Hedging Activity
Foreign exchange contracts	$0.3	$0.7	$0.6

As of July 3, 2021, December 31, 2020 and June 27, 2020, asset derivatives are included within Prepaid expenses and other, and Other long-term assets and liability derivatives are included within Accrued expenses and Other long-term liabilities in the Condensed Consolidated Balance Sheets.

Notes to Condensed Consolidated Financial Statements
(unaudited)

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 3, 2021 and June 27, 2020 is as shown in the tables below.

The amount of gain (loss) on derivatives recognized in Accumulated other comprehensive loss was as follows:

(in millions)	Three Months Ended		Six Months Ended
Derivatives Designated as Cash Flow Hedging Instruments	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Interest rate contracts	$(7.0)	$—	$2.8	$—
Foreign exchange contracts	(2.2)	(2.9)	0.4	6.6
Commodity contracts	2.2	0.0	4.3	(0.1)
Total	$(7.0)	$(2.9)	$7.5	$6.5

Derivatives Designated as Net Investment Hedging Instruments
Cross-currency swaps	$5.9	$—	$5.9	$—

The amount of gain (loss) reclassified from Accumulated other comprehensive loss into earnings was as follows:

(in millions)		Three Months Ended		Six Months Ended
Derivatives Designated as Cash Flow Hedging Instruments	Location of Gain (Loss)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Interest rate contracts	Interest expense	$(0.2)	$(0.2)	$(0.3)	$(0.3)
Foreign exchange contracts	Cost of sales	(4.0)	4.0	(7.1)	6.7
Commodity contracts	Cost of sales	1.2	0.0	1.5	0.0
Total		$(3.0)	$3.8	$(5.9)	$6.4

Derivatives Designated as Fair Value Hedging Instruments
Interest rate contracts	Interest expense	$0.1	$0.1	$0.3	$0.3

Other Hedging Activity
Foreign exchange contracts	Cost of sales	$(2.8)	$(1.4)	$(1.0)	$3.4
Foreign exchange contracts	Other expense, net	(0.2)	0.1	(2.4)	1.2
Total		$(3.0)	$(1.3)	$(3.4)	$4.6

Fair Value of Other Financial Instruments. The carrying values of the Company's short-term financial instruments, including cash and cash equivalents and accounts and notes receivable, approximate their fair values because of the short maturity of these instruments. As of July 3, 2021, December 31, 2020 and June 27, 2020, the fair value of the Company’s long-term debt, including short-term debt and current maturities, was approximately $1,001.4 million, $1,062.3 million and $1,382.7 million, respectively, and was determined using Level 1 and Level 2 inputs described in Note 7 to the Notes to Consolidated Financial Statements in the 2020 Form 10-K. The carrying value of long-term debt, including short-term debt and current maturities, was $895.6 million, $972.1 million and $1,307.3 million as of July 3, 2021, December 31, 2020 and June 27, 2020, respectively.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 7 – Fair Value Measurements

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis:

(in millions)		Fair Value
Category	Fair Value Level	July 3, 2021	December 31, 2020	June 27, 2020
Cash equivalents	1	$0.2	$19.3	$0.2
Short-term investments in marketable securities	1	0.8	56.7	0.8
Restricted cash	1	9.7	10.7	11.6
Derivatives assets	2	15.6	2.2	3.5
Derivative liabilities	2	5.7	12.0	2.5
Deferred compensation	2	18.2	19.8	16.4
Liabilities measured at net asset value		9.3	10.7	9.4

In addition to the items shown in the tables above, refer to Note 17 in the Notes to Consolidated Financial Statements in the 2020 Form 10-K for further information regarding the fair value measurements associated with the Company's postretirement benefit plans.

Note 8 – Share-Based Compensation

Under the Brunswick Corporation 2014 Stock Incentive Plan, the Company may grant stock appreciation rights (SARs), non-vested stock units, and performance awards to executives, other employees and non-employee directors from treasury shares and from authorized, but unissued, shares of common stock initially available for grant, as well as from: (i) the forfeiture of past stock units and awards; (ii) shares not issued upon the net settlement of SARs; or (iii) shares delivered to or withheld by the Company to pay the withholding taxes related to stock units and awards. As of July 3, 2021, 4.7 million shares remained available for grant.

Share grant amounts, fair values, and fair value assumptions reflect all outstanding stock units and awards for both continuing and discontinued operations.

Non-Vested Stock Units

The Company grants both stock-settled and cash-settled non-vested stock units to key employees as determined by management and the Human Resources and Compensation Committee of the Board of Directors. The Company granted nominal stock units during the three months ended July 3, 2021 and June 27, 2020, respectively. The Company granted 0.2 million and 0.3 million of stock units during the six months ended July 3, 2021 and June 27, 2020, respectively. The Company recognizes the cost of non-vested stock units on a straight-line basis over the requisite vesting period. Additionally, cash-settled non-vested stock units are recorded as a liability on the balance sheet and adjusted to fair value each reporting period through stock compensation expense. The Company recorded compensation expense for non-vested stock units of $4.4 million and $7.3 million during the three and six months ended July 3, 2021, respectively, and recorded compensation expense for non-vested stock units of $4.4 million and $6.4 million during the three and six months ended June 27, 2020, respectively.

As of July 3, 2021, there was $19.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. The Company expects this cost to be recognized over a weighted average period of 1.4 years.

Performance Awards

The Company did not grant any performance shares for the three months ended July 3, 2021 and granted a nominal number of performance shares for the three months ended June 27, 2020. The company granted 0.2 million and 0.1 million performance shares to certain senior executives for the six months ended July 3, 2021 and June 27, 2020, respectively. Performance share awards are based on three performance measures: a cash flow return on investment (CFROI) measure, an operating margin (OM) measure and a total shareholder return (TSR) modifier. Performance shares are earned based on a three-year performance period commencing at the beginning of the calendar year of each grant. The performance shares earned are then subject to a TSR modifier based on the Company's stock returns measured against stock returns of a predefined comparator group over a

Notes to Condensed Consolidated Financial Statements
(unaudited)

three-year performance period. Additionally, in February 2021 and 2020, the Company granted 24,560 and 26,750 performance shares, respectively, to certain officers and certain senior managers based on the respective measures and performance periods described above but excluding the TSR modifier. The Company recorded compensation expense of $4.3 million and $7.5 million during the three and six months ended July 3, 2021, respectively, and recorded compensation expense of $4.5 million and $2.4 million during the three and six months ended June 27, 2020, respectively, based on projections of probable attainment of the performance measures and the projected TSR modifier used to determine the performance awards.

The fair value of the senior executives' performance share award grants with a TSR modifier for grants in 2021 and 2020 was $91.44 and $64.72, respectively. The fair values were estimated using the Monte Carlo valuation model, and incorporated the following assumptions:

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

As of July 3, 2021, the Company had $13.3 million of total unrecognized compensation cost related to performance awards. The Company expects this cost to be recognized over a weighted average period of 1.3 years.

Director Awards

The Company issues stock awards to non-employee directors in accordance with the terms and conditions determined by the Nominating and Corporate Governance Committee of the Board of Directors. A portion of each director's annual fee is paid in Brunswick common stock, the receipt of which may be deferred until a director retires from the Board of Directors. Each director may elect to have the remaining portion paid in cash, in Brunswick common stock distributed at the time of the award, or in deferred Brunswick common stock with a 20 percent premium.

Note 9 – Commitments and Contingencies
Product Warranties

The following activity related to product warranty liabilities was recorded in Accrued expenses during the six months ended July 3, 2021 and June 27, 2020:

(in millions)	July 3, 2021	June 27, 2020
Balance at beginning of period	$115.9	$117.6
Payments - Recurring	(31.1)	(22.5)
(Payments)/Provisions - Sport Yacht and Yachts and Fitness businesses	(1.7)	(2.8)
Provisions/additions for contracts issued/sold	37.8	25.2
Aggregate changes for preexisting warranties	(1.8)	(2.5)
Foreign currency translation	(0.2)	(0.6)
Other	(1.2)	—
Balance at end of period	$117.7	$114.4

Notes to Condensed Consolidated Financial Statements
(unaudited)

Extended Product Warranties

The following activity related to deferred revenue for extended product warranty contracts was recorded in Accrued expenses and Other long-term liabilities during the six months ended July 3, 2021 and June 27, 2020:

(in millions)	July 3, 2021	June 27, 2020
Balance at beginning of period	$87.4	$75.3
Extended warranty contracts sold	18.7	15.3
Revenue recognized on existing extended warranty contracts	(9.7)	(8.1)
Foreign currency translation	0.3	(0.3)
Other	(0.3)	(0.1)
Balance at end of period	$96.4	$82.1

Note 10 – Goodwill and Other Intangibles

Changes in the Company's goodwill during the six months ended July 3, 2021 and June 27, 2020, by segment, are summarized below:

(in millions)	Propulsion	Parts and Accessories	Boat	Total
December 31, 2020	$15.3	$372.5	$29.9	$417.7
Acquisitions	—	—	16.8	16.8
Adjustments	(0.2)	—	—	(0.2)
July 3, 2021	$15.1	$372.5	$46.7	$434.3

December 31, 2019	$14.5	$371.9	$28.6	$415.0
Adjustments	(0.2)	(0.3)	0.9	0.4
June 27, 2020	$14.3	$371.6	$29.5	$415.4

Adjustments in both periods include the effect of foreign currency translation on goodwill denominated in currencies other than the U.S. dollar. Adjustments in the Boat segment for the six months ended June 27, 2020 relate to finalizing purchase accounting related to the Freedom Boat Club acquisition, primarily related to deferred taxes. There was no accumulated impairment loss on Goodwill as of July 3, 2021, December 31, 2020 or June 27, 2020.

The Company's intangible assets, included within Other intangibles, net on the Condensed Consolidated Balance Sheets as of July 3, 2021, December 31, 2020 and June 27, 2020, are summarized by intangible asset type below:

	July 3, 2021		December 31, 2020		June 27, 2020
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Customer relationships	$687.6	$(322.3)	$687.7	$(306.4)	$686.6	$(290.2)
Trade names	166.3	—	166.2	—	165.6	—
Other	18.5	(13.8)	18.5	(13.7)	18.3	(13.2)
Total	$872.4	$(336.1)	$872.4	$(320.1)	$870.5	$(303.4)

Other intangible assets primarily consist of patents and franchise agreements. Gross amounts and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation. Aggregate amortization expense for intangibles was $8.0 million and $16.0 million for three and six months ended July 3, 2021, respectively. Aggregate amortization expense for intangibles was $8.0 million and $16.0 million for the three and six months ended June 27, 2020, respectively.

Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company's intangible assets, included within Other intangibles, net on the Condensed Consolidated Balance Sheets as of July 3, 2021, December 31, 2020 and June 27, 2020, are summarized by segment below:

	July 3, 2021		December 31, 2020		June 27, 2020
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Propulsion	$1.0	$(0.5)	$1.0	$(0.5)	$1.0	$(0.5)
Parts and Accessories	618.8	(127.4)	618.8	(112.4)	617.0	(96.7)
Boat	252.6	(208.2)	252.6	(207.2)	252.5	(206.2)
Total	$872.4	$(336.1)	$872.4	$(320.1)	$870.5	$(303.4)

The Company tests its intangible assets for impairment during the fourth quarter of each year, or whenever a significant change in events and circumstances (triggering event) occurs that indicates the fair value of intangible assets may be below their carrying values. The Company did not record an impairment charge during the six months ended July 3, 2021 or June 27, 2020.

Note 11 – Segment Data

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
Boat. The Boat segment designs, manufactures and markets the following boat brands and products: Sea Ray sport boats and cruisers; Bayliner sport cruisers, runabouts, and Heyday wake boats; Boston Whaler fiberglass offshore boats; Lund fiberglass fishing boats; Crestliner, Cypress Cay, Harris, Lowe, Lund and Princecraft aluminum fishing, utility, pontoon boats, and deck boats; and Thunder Jet heavy-gauge aluminum boats. The Boat segment procures substantially all of its outboard engines, gasoline sterndrive engines, and gasoline inboard engines from Brunswick's Propulsion segment. The Boat segment also includes Brunswick boat brands based in Europe and Asia-Pacific, which include Quicksilver, Uttern, and Rayglass (including Protector and Legend). The Boat segment's products are manufactured mainly in the United States, Europe, Mexico, and Canada and sold through a global network of dealer and distributor locations, primarily in North America and Europe.

Notes to Condensed Consolidated Financial Statements
(unaudited)

The Boat segment also includes Business Acceleration which, through innovative service models, shared access solutions, including the Freedom Boat Club business acquired in 2019, dealer services and emerging technology, aims to provide exceptional experiences to attract a wide range of customers to the marine industry and shape the future of boating.

The Company evaluates performance based on segment operating earnings. Segment operating earnings do not include the expenses of corporate administration, impairments or gains on the sale of equity investments, earnings from unconsolidated affiliates, other expenses and income of a non-operating nature, transaction financing charges, interest income and expense, and provisions or benefits for income taxes.

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

Information about the operations of Brunswick's reportable segments is set forth below:

	Net Sales				Operating Earnings (Loss)
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
(in millions)	Jul 3, 2021	Jun 27, 2020	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Propulsion	$649.5	$395.4	$1,307.3	$844.0	$122.1	$47.7	$246.6	$109.0
Parts and Accessories	548.9	386.5	1,008.5	688.1	114.4	80.1	206.3	126.3
Boat	449.1	249.9	868.6	541.4	44.2	2.0	85.0	7.1
Corporate/Other	—	—	—	—	(30.5)	(22.8)	(55.8)	(32.2)
Segment Eliminations	(92.7)	(44.0)	(196.4)	(120.2)	—	—	—	—
Total	$1,554.8	$987.8	$2,988.0	$1,953.3	$250.2	$107.0	$482.1	$210.2

	Total Assets
(in millions)	July 3, 2021	December 31, 2020	June 27, 2020
Propulsion	$1,095.1	$962.4	$974.2
Parts and Accessories	1,640.7	1,500.6	1,534.9
Boat (A)	564.0	488.1	463.7
Corporate/Other	838.7	819.5	766.3
Total	$4,138.5	$3,770.6	$3,739.1

(A) The Company had $3.0 million of net assets classified as held for sale which were not related to discontinued operations, as of both December 31, 2020 and June 27, 2020. These assets were recorded within Net Property.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 12 – Comprehensive Income

Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets includes foreign currency cumulative translation adjustments; net changes in prior service costs and credits and net actuarial gains and losses for defined benefit plans; and unrealized derivative gains and losses, all net of tax. Changes in the components of Accumulated other comprehensive loss, all net of tax, for the three and six months ended July 3, 2021 and June 27, 2020 are as follows:

	Three Months Ended		Six Months Ended
(in millions)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net earnings	$179.4	$70.7	$348.7	$139.7
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	3.2	5.8	(4.3)	(7.5)
Net change in unamortized prior service credits	—	(0.1)	(0.2)	(0.3)
Net change in unamortized actuarial gains	0.1	—	0.3	0.4
Net change in unrealized derivative gains (losses)	1.3	(5.0)	14.4	0.2
Total other comprehensive income (loss)	4.6	0.7	10.2	(7.2)
Comprehensive income	$184.0	$71.4	$358.9	$132.5

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the three months ended July 3, 2021:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Net derivative losses	Total
Beginning balance	$(22.6)	$(3.7)	$(8.7)	$(2.1)	$(37.1)
Other comprehensive income (loss) before reclassifications (A)	3.2	—	—	(0.9)	2.3
Amounts reclassified from Accumulated other comprehensive loss (B)	—	—	0.1	2.2	2.3
Net other comprehensive (loss) income	3.2	—	0.1	1.3	4.6
Ending balance	$(19.4)	$(3.7)	$(8.6)	$(0.8)	$(32.5)

(A) The tax effects for the three months ended July 3, 2021 were $(0.9) million for foreign currency translation and $0.2 million for derivatives.
(B) See the table below for the tax effects for the three months ended July 3, 2021.

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the six months ended July 3, 2021:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Net derivative losses	Total
Beginning balance	$(15.1)	$(3.5)	$(8.9)	$(15.2)	$(42.7)
Other comprehensive income (loss) before reclassifications (A)	(4.3)	—	—	10.1	5.8
Amounts reclassified from Accumulated other comprehensive loss (B)	—	(0.2)	0.3	4.3	4.4
Net other comprehensive (loss) income	(4.3)	(0.2)	0.3	14.4	10.2
Ending balance	$(19.4)	$(3.7)	$(8.6)	$(0.8)	$(32.5)

(A) The tax effects for the six months ended July 3, 2021 were $0.0 million for foreign currency translation and $(3.4) million for derivatives.
(B) See the table below for the tax effects for the six months ended July 3, 2021.

Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the three months ended June 27, 2020:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Net derivative losses	Total
Beginning balance	$(50.9)	$(3.2)	$(6.9)	$(0.3)	$(61.3)
Other comprehensive income (loss) before reclassifications (A)	5.8	—	(0.2)	(2.2)	3.4
Amounts reclassified from Accumulated other comprehensive loss (B)	—	(0.1)	0.2	(2.8)	(2.7)
Net other comprehensive (loss) income	5.8	(0.1)	—	(5.0)	0.7
Ending balance	$(45.1)	$(3.3)	$(6.9)	$(5.3)	$(60.6)

(A) The tax effects for the three months ended June 27, 2020 were $(2.0) million for foreign currency translation and $0.7 million for derivatives.
(B) See the table below for the tax effects for the three months ended June 27, 2020.

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the six months ended June 27, 2020:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Net derivative losses	Total
Beginning balance	$(37.6)	$(3.0)	$(7.3)	$(5.5)	$(53.4)
Other comprehensive income (loss) before reclassifications (A)	(7.5)	—	0.1	4.9	(2.5)
Amounts reclassified from Accumulated other comprehensive loss (B)	—	(0.3)	0.3	(4.7)	(4.7)
Net other comprehensive (loss) income	(7.5)	(0.3)	0.4	0.2	(7.2)
Ending balance	$(45.1)	$(3.3)	$(6.9)	$(5.3)	$(60.6)

(A) The tax effects for the six months ended June 27, 2020 were $0.8 million for foreign currency translation and $(1.6) million for derivatives.
(B) See the table below for the tax effects for the six months ended June 27, 2020.

Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents reclassification adjustments out of Accumulated other comprehensive loss during the three and six months ended July 3, 2021 and June 27, 2020:

	Three Months Ended		Six Months Ended
Details about Accumulated other comprehensive income (loss) components (in millions)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020	Affected line item in the statement where net income is presented
Amortization of defined benefit items:
Prior service credits	$—	$0.1	$0.2	$0.3	Other expense, net
Net actuarial losses	(0.2)	(0.2)	(0.4)	(0.3)	Other expense, net
	(0.2)	(0.1)	(0.2)	0.0	Earnings before income taxes
	0.1	0.0	0.1	0.0	Income tax provision
	$(0.1)	$(0.1)	$(0.1)	$0.0	Net earnings from continuing operations

Amount of gain (loss) reclassified into earnings on derivative contracts:
Interest rate contracts	$(0.2)	$(0.2)	$(0.3)	$(0.3)	Interest expense
Foreign exchange contracts	(4.0)	4.0	(7.1)	6.7	Cost of sales
Commodity contracts	1.2	(0.0)	1.5	(0.0)	Cost of sales
	(3.0)	3.8	(5.9)	6.4	Earnings before income taxes
	0.8	(1.0)	1.6	(1.7)	Income tax provision
	$(2.2)	$2.8	$(4.3)	$4.7	Net earnings from continuing operations

Note 13 – Income Taxes

The Company recognized an income tax provision for the three and six months ended July 3, 2021 of $55.2 million and $102.6 million, respectively, which included a net charge of $6.2 million and $3.2 million, respectively. The net charge of $6.2 million is primarily associated with the restructuring of certain branch operations. The net charge of $3.2 million includes the aforementioned branch restructuring charges offset by net excess tax benefits related to share-based compensation and valuation allowance adjustments. The Company recognized an income tax provision for the three and six months ended June 27, 2020 of $17.6 million and $36.0 million, respectively, which included a net charge of $0.4 million related primarily to valuation allowance changes, and a net benefit of $0.4 million associated primarily with the net excess tax benefits related to share-based compensation, respectively. The excess tax benefit related to share-based compensation was $0.1 million and $1.6 million for the three and six months ended July 3, 2021, respectively. There was no excess tax benefit related to share-based compensation for the three months ended June 27, 2020, and the excess tax benefits related to share-based compensation was $0.5 million for the six months ended June 27, 2020. The effective tax rate, which is calculated as the income tax provision as a percentage of earnings before income taxes, for the three and six months ended July 3, 2021 was 23.5 percent and 22.7 percent, respectively. The effective tax rate for the three and six months ended June 27, 2020 was 19.8 percent and 20.2 percent, respectively.

No deferred income taxes have been provided as of July 3, 2021, December 31, 2020 or June 27, 2020 on the applicable undistributed earnings of the non-U.S. subsidiaries where the indefinite reinvestment assertion has been applied. If at some future date these earnings cease to be indefinitely reinvested and are repatriated, the Company may be subject to additional U.S. income taxes and foreign withholding taxes on such amounts. The Company continues to provide deferred taxes, as required, on the undistributed net earnings of foreign subsidiaries and unconsolidated affiliates that are not deemed to be indefinitely reinvested in operations outside the United States.

As of July 3, 2021, December 31, 2020 and June 27, 2020, the Company had $4.6 million, $4.1 million and $4.4 million of gross unrecognized tax benefits, including interest, respectively. The Company believes it is reasonably possible that the total amount of gross unrecognized tax benefits as of July 3, 2021 could decrease by approximately $0.6 million in the next 12 months due to settlements with taxing authorities or lapses in the applicable statute of limitations. Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is

Notes to Condensed Consolidated Financial Statements
(unaudited)

possible that there could be significant changes in the amount of unrecognized tax benefits in 2021, but the amount cannot be estimated at this time.

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

Note 14 – Debt

The following table provides the changes in the Company's long-term debt for the six months ended July 3, 2021:

(in millions)	Current maturities of long-term debt	Long-term debt	Total
Balance as of December 31, 2020	$43.1	$908.3	$951.4
Proceeds from issuances of long-term debt	0.9	1.0	1.9
Repayments of long-term debt	(0.1)	(78.4)	(78.5)
Other	(0.4)	1.1	0.7
Balance as of July 3, 2021	$43.5	$832.0	$875.5

As of July 3, 2021, Brunswick was in compliance with the financial covenants associated with its debt.

On June 23, 2021, the Company entered into a commitment letter with JPMorgan Chase Bank, N.A. ("JP Morgan") to obtain a 364-day senior unsecured bridge facility in an aggregate amount of principal not to exceed $900.0 million. This commitment letter was completed in anticipation of the acquisition of Navico. Refer to Note 5 – Acquisitions for further details regarding the acquisition.

Credit Facility

The Company maintains an Amended and Restated Credit Agreement (Credit Facility) providing for $400.0 million of borrowing capacity in effect through September 2024. The Credit Facility includes provisions to add up to $100.0 million of additional borrowing capacity and extend the facility for two additional one-year terms, subject to lender approval. As of July 3, 2021 there were no borrowings outstanding, and available borrowing capacity totaled $397.2 million, net of $2.8 million of letters of credit outstanding under the Credit Facility. Refer to Note 16 in the Notes to Consolidated Financial Statements in the 2020 Form 10-K for details regarding Brunswick's Credit Facility and Note 15 – Subsequent Events for details regarding amendments to the Credit Facility.
Note 15 – Subsequent Events

On July 16, 2021, the Company entered into an Amended and Restated Credit Agreement (the "Amended Credit Facility") with certain wholly-owned subsidiaries of the Company as subsidiary borrowers and lenders as parties, and JPMorgan as administrative agent. The Amended Credit Facility amends and restates the Credit Facility dated as of March 21, 2011, as amended and restated through November 12, 2019. The Amended Credit Facility increases the revolving commitments to $500.0 million, with the capacity to add up to $100.0 million of additional revolving commitments, and amends the Credit Facility in certain respects, including, among other things:

•Extending the maturity date to July 16, 2026, with up to two one-year extensions available.

•Modifying the applicable interest rate margin range such that the highest applicable interest rate margin is reduced from 1.90 percent per annum to 1.70 percent per annum.

•Increasing the net cash offset for purposes of determining the leverage ratio from $150.0 million to $350.0 million.

Notes to Condensed Consolidated Financial Statements
(unaudited)

•Modifying the leverage ratio maintenance covenant to allow for a 12-month increase of the maximum leverage ratio to 4.00 to 1.00 following the consummation of a Qualified Acquisition (as such term is defined in the Amended Credit Facility).

•Including "hardwired" LIBOR transition provisions substantially consistent with those published by the Alternative Reference Rates Committee.

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

Impact of COVID-19

All global manufacturing and distribution facilities continue to focus on rigorously applying, evolving, and automating COVID-19 mitigation procedures, while continuing to ramp-up global production to meet unprecedented demand as consumers continue to take advantage of more flexible work schedules allowing for more leisure time. The strong demand environment for our products experienced during the second half of 2020 has continued into 2021. Despite elevated production levels consistent with our plan, the continued surge in retail demand combined with market share gains continue to drive historically low pipeline inventory levels with 50 percent fewer boats in dealer inventory at the end of the second quarter versus the same period last year.

We will continue to actively monitor the impact of COVID-19 and may take further actions that alter business operations as legally required or that we determine are in the best interests of our employees, customers, dealers, suppliers, and other stakeholders. The full extent of the impact of COVID-19 on our business, operations, and financial results will depend on evolving factors that we cannot accurately predict. Refer to Item 1A. Risk Factors in our 2020 Form 10-K for further information.

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

Acquisitions

On June 23, 2021, the Company entered into a definitive agreement to acquire Navico for $1.05 billion. The Company intends to use a combination of debt and cash to fund the acquisition, which is expected to close during the second half of 2021 subject to usual and customary closing conditions as well as regulatory review and approval. Navico is a privately held global company based in Egersund, Norway, and is a global leader in marine electronics and sensors, including multi-function displays, fish finders, autopilots, sonar, radar, and cartography.

Overview

Net sales increased 57 percent during the second quarter of 2021 when compared with the second quarter of 2020, primarily attributable to outstanding operating performance across all segments together with strong global demand for marine products. In the Propulsion segment, we continue to gain significant retail market share in outboard engines, especially in higher horsepower categories where we have focused higher levels of investment in recent years. In the Parts and Accessories segment, aftermarket sales remained elevated due to strong participation trends and service needs and favorable weather conditions, and increased OEM orders resulting from accelerating retail demand. Boat segment sales also increased across all brands, when compared to the second quarter of 2020, due to the strong retail demand surge. Our international net sales increased 62 percent and 49 percent in the second quarter on a GAAP and constant currency basis, respectively, with growth in all regions.

Net sales increased 53 percent during the first half of 2021, when compared with the first half of 2020, due to the same factors described above. Our international net sales increased 57 percent and 46 percent in the first half on a GAAP and constant currency basis, respectively, with growth in all regions.

Operating earnings in the second quarter of 2021 were $250.2 million and $266.4 million on a GAAP and As Adjusted basis, respectively. This compares to operating earnings during the second quarter of 2020 of $107.0 million and $117.9 million on a GAAP and As Adjusted basis, respectively.

Operating earnings in the first half of 2021 were $482.1 million and $509.4 million on a GAAP and As Adjusted basis, respectively. This compares to operating earnings during the first half of 2020 of $210.2 million and $230.4 million on a GAAP and As Adjusted basis, respectively.

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

The table below summarizes the impact of changes in currency exchange rates on our net sales:

	Three Months Ended				Six Months Ended
	Net Sales		2021 vs. 2020		Net Sales		2021 vs. 2020
(in millions)	July 3, 2021	June 27, 2020	GAAP	Currency impact	July 3, 2021	June 27, 2020	GAAP	Currency impact
Propulsion	$649.5	$395.4	64.3%	5.1%	$1,307.3	$844.0	54.9%	3.8%
Parts & Accessories	548.9	386.5	42.0%	3.8%	1,008.5	688.1	46.6%	3.6%
Boat	449.1	249.9	79.7%	3.5%	868.6	541.4	60.4%	2.6%
Segment Eliminations	(92.7)	(44.0)	110.7%	2.0%	(196.4)	(120.2)	63.4%	1.5%
Total	$1,554.8	$987.8	57.4%	4.3%	$2,988.0	$1,953.3	53.0%	3.5%

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended:

	Three Months Ended		2021 vs. 2020			Six Months Ended		2021 vs. 2020
(in millions, except per share data)	July 3, 2021	June 27, 2020	$ Change	% Change		Jul 3, 2021	Jun 27, 2020	$ Change	% Change
Net sales	$1,554.8	$987.8	$567.0	57.4%		$2,988.0	$1,953.3	$1,034.7	53.0%
Gross margin(A)	461.5	256.0	205.5	80.3%		878.8	499.8	379.0	75.8%
Restructuring, exit and impairment charges	0.2	2.1	(1.9)	(90.5%)		0.7	2.5	(1.8)	(72.0)%
Operating earnings	250.2	107.0	143.2	133.8%		482.1	210.2	271.9	129.4%
Net earnings from continuing operations	179.4	71.2	108.2	152.0%		348.8	141.9	206.9	145.8%

Diluted earnings per common share from continuing operations	$2.29	$0.89	$1.40	157.3%		$4.44	$1.77	$2.67	150.8%

Expressed as a percentage of Net sales:
Gross margin (A)	29.7%	25.9%		380	bps	29.4%	25.6%		380	bps
Selling, general and administrative expense	11.2%	12.1%		(90)	bps	10.9%	11.8%		(90)	bps
Research and development expense	2.4%	2.8%		(40)	bps	2.4%	2.9%		(50)	bps
Restructuring, exit and impairment charges	0.0%	0.2%		(20)	bps	0.0%	0.1%		(10)	bps
Operating margin	16.1%	10.8%		530	bps	16.1%	10.8%		530	bps

bps = basis points

(A)Gross margin is defined as Net sales less Cost of sales as presented in the Condensed Consolidated Statements of Comprehensive Income.

The following is a summary of Adjusted operating earnings and Adjusted diluted earnings per common share from continuing operations for the three and six months ended when compared with the same prior year comparative period:

	Three Months Ended				Six Months Ended
	Operating Earnings		Diluted Earnings (Loss) Per Share		Operating Earnings		Diluted Earnings (Loss) Per Share
(in millions, except per share data)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
GAAP	$250.2	$107.0	$2.29	$0.89	$482.1	$210.2	$4.44	$1.77
Restructuring, exit, and impairment charges	0.2	2.1	0.00	0.02	0.7	2.5	0.00	0.02
Purchase accounting amortization	7.6	7.6	0.08	0.07	15.1	15.1	0.15	0.15
Sport Yacht & Yachts	1.3	—	0.01	—	3.8	—	0.04	—
Acquisition, integration, and IT related costs	7.1	1.2	0.07	0.01	8.4	2.6	0.08	0.03
Palm Coast reclassified from held-for-sale	—	—	—	—	0.8	—	0.01	—
Gain on sale of assets	—	—	—	—	(1.5)	—	(0.01)	—
Pension settlement benefit	—	—	—	(0.01)	—	—	—	(0.01)
Special tax items	—	—	0.07	0.01	—	—	0.05	(0.00)
As Adjusted	$266.4	$117.9	$2.52	$0.99	$509.4	$230.4	$4.76	$1.96

GAAP operating margin	16.1%	10.8%			16.1%	10.8%
Adjusted operating margin	17.1%	11.9%			17.0%	11.8%

Net sales increased 57 percent and 53 percent during the second quarter and first half of 2021, respectively, when compared with the same prior year period. Refer to the Propulsion, Parts and Accessories, and Boat segments for further details on the drivers of net sales changes.

Gross margin percentage increased 380 basis points in both the second quarter and first half of 2021 when compared with the same prior year period, with all segments benefiting from increased sales resulting from strong global demand, favorable factory absorption from increased production, and favorable changes in foreign currency exchange rates.

Selling, general and administrative expense (SG&A) increased during the second quarter and second half of 2021 when compared with the same prior year period. Excluding certain one-time items presented above, SG&A as a percentage of sales was lower in the second quarter and first half of 2021 compared with the same prior year periods, reflecting the strong increase in net sales, partially offset by higher variable compensation costs and increased spending on sales and marketing and ACES/other growth initiatives. Research and development expense increased in 2021 versus 2020, reflecting continued investment in new products in all segments.

We recorded restructuring, exit and impairment charges of $0.2 million and $0.7 million during the three and six months ended July 3, 2021, respectively, and recorded $2.1 million and $2.5 million during the three and six months ended June 27, 2020, respectively. Refer to Note 4 – Restructuring, Exit and Impairment Activities in the Notes to Condensed Consolidated Financial Statements for further information.

We recorded Equity earnings of $0.4 million and $1.2 million in the three and six months ended July 3, 2021, respectively, which were mainly related to our marine and technology-related joint ventures. This compares with Equity earnings of $1.1 million and $2.9 million in the three and six months ended June 27, 2020, respectively.

We recognized $(1.5) million and $(2.8) million in Other expense, net in the three and six months ended July 3, 2021, respectively. This compares with $(0.9) million and $(0.2) million recognized in Other expense, net in the three and six months ended June 27, 2020, respectively. Other expense, net primarily includes other postretirement benefit costs and remeasurement gains and losses resulting from changes in foreign currency rates.

Net interest expense decreased for the three and six months ended July 3, 2021 when compared with the same prior year period due to reduction in average daily debt outstanding, which was influenced by the timing of debt retirements and debt issuances. Refer to Note 14 – Debt in the Notes to Condensed Consolidated Financial Statements and Note 16 in the Notes to Consolidated Financial Statements in the 2020 Form 10-K.

Income tax provision for the three and six months ended July 3, 2021 was $55.2 million and $102.6 million, respectively, compared to $17.6 million and $36.0 million for the three and six months ended June 27, 2020, respectively. The increase compared with the same prior year periods is primarily due to increased earnings before income taxes.

The effective tax rate, which is calculated as the income tax provision as a percentage of earnings before income taxes, for the three and six months ended July 3, 2021, was 23.5 percent and 22.7 percent, respectively. The effective tax rate for the three and six months ended June 27, 2020 was 19.8 percent and 20.2 percent, respectively.

Due to the factors described in the preceding paragraphs, operating earnings, net earnings from continuing operations, and diluted earnings per common share from continuing operations increased during the second quarter and first half of 2021 when compared with the same prior year periods.

Propulsion Segment

The following table sets forth Propulsion segment results for the three and six months ended:

	Three Months Ended		2021 vs. 2020			Six Months Ended		2021 vs. 2020
(in millions)	July 3, 2021	June 27, 2020	$ Change	% Change		July 3, 2021	June 27, 2020	$ Change	% Change
Net sales	$649.5	$395.4	$254.1	64.3%		$1,307.3	$844.0	$463.3	54.9%
Operating earnings	122.1	47.7	74.4	156.0%		246.6	109.0	137.6	126.2%
Operating margin	18.8%	12.1%		670	bps	18.9%	12.9%		600	bps

bps = basis points

Propulsion segment net sales increased $254.1 million, or 64 percent, in the second quarter of 2021 compared to the second quarter of 2020 as a result of strong global demand for all product categories and continued market share gains. The Propulsion segment gained substantial U.S. retail market share in every outboard engine horsepower category in excess of 75 horsepower, with outsized gains in engines over 200 horsepower, and also experienced continued strong sales growth in international markets. Our increased capacity enabled continued elevated sales to the independent OEM and international channels.

Propulsion segment net sales increased $463.3 million, or 55 percent, in the first half of 2021 versus prior year as a result of the same factors described above.

International sales were 38 percent of the segment's net sales during the second quarter of 2021 and increased 44 percent from the prior year on a GAAP basis. On a constant currency basis, international net sales increased 32 percent, with increases across all regions. International sales were 37 percent of the segment's net sales through the first half of 2021 and increased 47 percent from the prior year on a GAAP basis. On a constant currency basis, international sales increased 37 percent through the first half of 2021, with increases across all regions.

Propulsion segment operating earnings in the second quarter of 2021 were $122.1 million, an increase of 156 percent when compared to the second quarter of 2020, as a result of increased net sales in addition to the factors affecting all of our segments previously mentioned. Operating earnings for the first half of 2021 were $246.6 million, an increase of 126 percent as a result of the same factors described above.

Parts & Accessories Segment

The following table sets forth Parts and Accessories (P&A) segment results for the three and six months ended:

	Three Months Ended		2021 vs. 2020			Six Months Ended		2021 vs. 2020
(in millions)	July 3, 2021	June 27, 2020	$ Change	% Change		July 3, 2021	June 27, 2020	$ Change	% Change
Net sales	$548.9	$386.5	$162.4	42.0%		$1,008.5	$688.1	$320.4	46.6%

GAAP operating earnings	$114.4	$80.1	$34.3	42.8%		$206.3	$126.3	$80.0	63.3%
Restructuring, exit and impairment charges	0.2	—	0.2	NM		0.7	0.3	0.4	133.3%
Purchase accounting amortization	7.2	7.2	—	NM		14.4	14.4	—	NM
Acquisition, integration and IT costs	5.8	—	5.8	NM		5.8	—	5.8	NM
Gain on sale of assets	—	—	—	NM		(1.5)	—	(1.5)	NM
Adjusted operating earnings	$127.6	$87.3	$40.3	46.2%		$225.7	$141.0	$84.7	60.1%

GAAP operating margin	20.8%	20.7%		10	bps	20.5%	18.4%		210	bps
Adjusted operating margin	23.2%	22.6%		60	bps	22.4%	20.5%		190	bps

NM = not meaningful
bps = basis points

P&A segment net sales increased $162.4 million, or 42 percent in the second quarter of 2021 versus the second quarter of 2020 due to strong sales growth across all product categories. Net sales increases in our aftermarket business were driven by a continued increase in boating participation, which elevated parts and service needs, and favorable weather conditions in many areas. Net sales also increased in the OEM component of the business, as we leveraged investments in technology to take advantage of strong demand from boat builders as they continued to increase production.

P&A segment net sales increased $320.4 million, or 47 percent, in the first half of 2021 versus prior year as a result of the same factors described above.

International sales were 29 percent of the P&A segment's net sales in the second quarter of 2021 and increased 70 percent year over year on a GAAP basis. On a constant currency basis, international net sales increased 54 percent, with increases across all regions. International sales were 30 percent of the P&A segment's net sales in the first half of 2021 and increased 66 percent year over year on a GAAP basis. On a constant currency basis, international net sales increased 53 percent through the first half of 2021, with increases across all regions.

P&A segment operating earnings were $114.4 million in the second quarter of 2021, an increase of 43 percent when compared to the second quarter of 2020, as a result of strong sales increases in addition to the factors affecting all of our segments previously mentioned. Operating earnings for the first half of 2021 were $206.3 million, an increase of 63 percent, as a result of the same factors described above.

Boat Segment

The following table sets forth Boat segment results for the three and six months ended:

	Three Months Ended		2021 vs. 2020			Six Months Ended		2021 vs. 2020
(in millions)	July 3, 2021	June 27, 2020	$ Change	% Change		July 3, 2021	June 27, 2020	$ Change	% Change
Net sales	$449.1	$249.9	$199.2	79.7%		$868.6	$541.4	$327.2	60.4%

GAAP operating earnings	$44.2	$2.0	$42.2	NM		$85.0	$7.1	$77.9	NM
Restructuring, exit and impairment charges	—	0.3	(0.3)	(100.0)%		—	0.3	(0.3)	(100.0)%
Sport Yacht & Yachts	1.3	—	1.3	NM		3.8	—	3.8	NM
Acquisition, integration, and IT related costs	1.3	0.6	0.7	116.7%		2.6	1.3	1.3	100.0%
Palm Coast reclassified from held-for-sale	—	—	—	NM		0.8	—	0.8	NM
Purchase accounting amortization	0.4	0.4	—	NM		0.7	0.7	—	NM
Adjusted operating earnings	$47.2	$3.3	$43.9	NM		$92.9	$9.4	$83.5	NM

GAAP operating margin	9.8%	0.8%		900	bps	9.8%	1.3%		850	bps
Adjusted operating margin	10.5%	1.3%		920	bps	10.7%	1.7%		900	bps

NM = not meaningful
bps = basis points

Boat segment net sales increased $199.2 million, or 80 percent, in the second quarter of 2021 versus the second quarter of 2020, resulting from increased sales volumes to dealers in order to meet continued strong retail customer demand.

Boat segment net sales increased $327.2 million, or 60 percent, in the first half of 2021, resulting from the same factor described above.

International sales were 30 percent of the segment's net sales in the second quarter of 2021 and increased 102 percent on a GAAP basis. On a constant currency basis, international sales increased 89 percent, with increases across all regions. International sales were 28 percent of the segment's net sales in the first half of 2021 and increased 70 percent on a GAAP basis. On a constant currency basis, international sales increased 60 percent through the first half of 2021, with increases across all regions.

Boat segment operating earnings in the second quarter of 2021 were $44.2 million, an increase of $42.2 million when compared to the second quarter of 2020, due to increased sales, lower retail discount levels, and success in mitigating supply chain challenges, in addition to the factors affecting all of our segments. Operating earnings in the first half of 2021 were $85.0 million, an increase of $77.9 million, as a result of the same factors described above.

Corporate/Other

The following table sets forth Corporate/Other results for the three and six months ended:

	Three Months Ended		2021 vs. 2020		Six Months Ended		2021 vs. 2020
(in millions)	July 3, 2021	June 27, 2020	$ Change	% Change	July 3, 2021	June 27, 2020	$ Change	% Change
GAAP operating loss	$(30.5)	$(22.8)	$(7.7)	33.8%	$(55.8)	$(32.2)	$(23.6)	73.3%
Restructuring, exit and impairment charges	—	1.8	(1.8)	(100.0)%	—	1.9	(1.9)	(100.0)%
Acquisition, integration, and IT related costs	—	0.6	(0.6)	(100.0)%	—	1.3	(1.3)	(100.0)%
Adjusted operating loss	$(30.5)	$(20.4)	$(10.1)	49.5%	$(55.8)	$(29.0)	$(26.8)	92.4%

NM = not meaningful

Corporate operating expenses in the second quarter of 2021 were $30.5 million, an increase of $7.7 million when compared to the second quarter of 2020, primarily due to an increase in variable compensation expense as well as an increase in spending on certain enterprise initiatives including ACES.

Corporate operating expenses increased 73 percent in the first half of 2021 versus 2020, resulting from the same factors described above.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the six months ended:

(in millions)	July 3, 2021	June 27, 2020
Net cash provided by operating activities of continuing operations	$350.5	$215.7
Net cash (used for) provided by:
Plus: Capital expenditures	(110.3)	(90.7)
Plus: Proceeds from the sale of property, plant and equipment	4.6	1.6
Plus: Effect of exchange rate changes	(0.5)	(2.4)
Total free cash flow (A)	$244.3	$124.2

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

Our major sources of funds for capital investments, acquisitions, share repurchase programs and dividend payments are cash generated from operating activities, available cash and marketable securities balances, and potential borrowings. We evaluate potential acquisitions, divestitures and joint ventures in the ordinary course of business.

2021 Cash Flow

Net cash provided by operating activities of continuing operations in the first six months of 2021 totaled $350.5 million versus $215.7 million in the comparable period of 2020. The increase is primarily due to higher net earnings during the first half of 2021, partially offset by working capital. Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Condensed Consolidated Balance Sheets, excluding the impact of acquisitions and non-cash adjustments.

The primary drivers of net cash provided by operating activities of continuing operations in 2021 were net earnings, net of non-cash items, partially offset by the seasonal impact of increasing working capital. Accounts and notes receivable increased

$167.5 million primarily due to increased sales across all segments. Inventory increased $129.9 million, driven by increases to support higher production volumes. Accounts payable increased $129.8 million primarily due to timing of payments and higher inventory levels across all reportable segments. Accrued expenses increased $42.1 million primarily driven by increases in program-related volume discounts and rebates.

Net cash used for investing activities of continuing operations was $75.6 million, which primarily included capital expenditures of $110.3 million, offset by sales of marketable securities of $55.9 million. Our capital spending was focused on investments in new products and technologies.

Net cash used for financing activities was $195.7 million and primarily related to payments of long-term debt including current maturities, common stock repurchases, and cash dividends paid to common shareholders. Refer to Note 14 –Debt in the Notes to Condensed Consolidated Financial Statements for further details on our debt activity during the quarter.

2020 Cash Flow

Net cash provided by operating activities of continuing operations in the first six months of 2020 totaled $215.7 million. The primary driver of cash used for operating activities of continuing operations was favorable working capital usage, which was partially offset by net earnings net of non-cash expense items. During the first six months of 2020, Inventory decreased $146.2 million due to higher net sales in the period and production disruptions due to COVID-19. Accounts and notes receivable increased $129.6 million primarily due to the seasonal changes in net sales. Accounts payable decreased $49.6 million primarily due to timing of payments and lower production levels across all reportable segments due to temporary production suspensions in response to COVID-19. Accrued expenses decreased $6.3 million, primarily driven by the impact of payments of the prior year's variable compensation, which had been accrued as of December 31, 2019.

Net cash used for investing activities of continuing operations was $90.2 million, which included capital expenditures of $90.7 million. The Company's capital spending was focused on investments in new products and expediting existing capital projects given the available free cash flow during the year.

Net cash provided by financing activities was $97.2 million and primarily related to net proceeds from short-term debt, which exceeded common stock repurchases and cash dividends paid to common shareholders. Refer to Note 16 - Debt in the Notes to Consolidated Financial Statements in the 2020 Form 10-K, for further details on our 2020 debt activity.

Liquidity and Capital Resources

We view our highly liquid assets as of July 3, 2021, December 31, 2020 and June 27, 2020 as:

(in millions)	July 3, 2021	December 31, 2020	June 27, 2020
Cash and cash equivalents	$590.2	$519.6	$541.5
Short-term investments in marketable securities	0.8	56.7	0.8
Total cash, cash equivalents and marketable securities	$591.0	$576.3	$542.3

The following table sets forth an analysis of total liquidity as of July 3, 2021, December 31, 2020 and June 27, 2020:

(in millions)	July 3, 2021	December 31, 2020	June 27, 2020
Cash, cash equivalents and marketable securities	$591.0	$576.3	$542.3
Amounts available under lending facility (A)	397.2	395.0	202.9
Total liquidity (B)	$988.2	$971.3	$745.2

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

Cash, cash equivalents and marketable securities totaled $591.0 million as of July 3, 2021, an increase of $14.7 million from $576.3 million as of December 31, 2020, and an increase of $48.7 million from $542.3 million as of June 27, 2020. Total debt as of July 3, 2021, December 31, 2020 and June 27, 2020 was $875.5 million, $951.4 million and $1,285.7 million, respectively. Our debt-to-capitalization ratio was 33.1 percent as of July 3, 2021, down from 38.7 percent as of December 31, 2020 and from 48.5 percent as of June 27, 2020.

We believe that we have adequate sources of liquidity to meet our short-term (for at least the next twelve months) and foreseeable long-term needs.

There was no borrowing activity under the Credit Facility during the first half of 2021, and we did not have any borrowings outstanding as of July 3, 2021. Available borrowing capacity totaled $397.2 million, net of $2.8 million of letters of credit outstanding under the Credit Facility. During the first half of 2021, there was no borrowing activity under our unsecured commercial paper program (CP Program), pursuant to which we may issue short-term, unsecured commercial paper notes. Refer to Note 14 – Debt in the Notes to Condensed Consolidated Financial Statements and Note 16 - Debt in the Notes to Consolidated Financial Statements in the 2020 Form 10-K, for further details.

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

2021 Capital Strategy

In anticipation of the acquisition of Navico, we entered into a commitment letter with JPMorgan Chase Bank, N.A on June 23, 2021, to obtain a 364-day senior unsecured bridge facility in an aggregate amount of principal not to exceed $900 million. Permanent financing for the acquisition is expected to include a mix of senior unsecured notes and cash on hand. Refer to Note 5 – Acquisitions in the Notes to Condensed Consolidated Financial Statements for further details.

Aside from financing related to the acquisition of Navico, our capital strategy assumptions have not materially changed since last quarter. We have taken steps to strengthen our overall liquidity and shareholder return profile. In July, we extended and expanded our revolving credit agreement, which is now in effect through July 2026 and provides for $500 million of borrowing capacity, an increase of $100 million. Refer to Note 15 – Subsequent Events in the Notes to Condensed Consolidated Financial Statements for further details. On July 20, 2021, our Board of Directors approved a $350 million increase to our share repurchase authorization, and we now have over $400 million approved for repurchases, which we plan to systemically deploy consistent with our capital strategy, including between $80 million and $120 million of repurchases in 2021. These actions follow the increase of our dividend to 33.5 cents a share, a 24 percent dividend increase that was approved by the Board of Directors in April 2021, as we continue to balance increases in shareholder return and investment and growth initiatives.

We are planning for capital expenditures in the range of approximately $270 million to $300 million to support, and in some cases accelerate, growth initiatives throughout our organization. This spending will be directed to new product investments in all of our businesses, cost reduction and automation projects, and select additional capacity-related initiatives to support demand and future growth, primarily in the Propulsion business. Additionally, we plan to retire approximately $100 million of our long-term debt obligations.

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

Recent Accounting Pronouncements

Recent accounting pronouncements that have been adopted during the three months ended July 3, 2021, or will be adopted in future periods, are included in Note 1 –Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations, estimates, and projections about Brunswick’s business and by their nature address matters that are, to different degrees, uncertain. Words such as "may," "could," "should," "expect," "anticipate," "project," "position," "intend," "target," "plan," "seek," "estimate," "believe," "predict," "outlook," and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this quarterly report. These risks include, but are not limited to: the effect of adverse general economic conditions, including the amount of disposable income consumers have available for discretionary spending; changes in currency exchange rates; fiscal policy concerns; adverse economic, credit, and capital market conditions; higher energy and fuel costs; competitive pricing pressures; the coronavirus (COVID-19) pandemic and the emergence of variant strains; managing our manufacturing footprint; adverse weather conditions, climate change events, and other catastrophic event risks; international business risks; our ability to develop new and innovative products and services at a competitive price; our ability to meet demand in a rapidly changing environment; loss of key customers; actual or anticipated increases in costs, disruptions of supply, or defects in raw materials, parts, or components we purchase from third parties, including as a result of pressures due to the pandemic; supplier manufacturing constraints, increased demand for shipping carriers, and transportation disruptions; absorbing fixed costs in production; risks associated with joint ventures that do not operate solely for our benefit; our ability to successfully implement our strategic plan and growth initiatives; the possibility that the announced acquisition of Navico will not be consummated within the anticipated time period or at all, including as the result of regulatory, market, or other factors; our ability to integrate acquisitions, including Navico; the potential for disruption to our business in connection with the Navico acquisition, making it more difficult to maintain business and operational relationships; the risk that unexpected costs will be incurred in connection with the Navico transaction; the possibility that the expected synergies and value creation from the Navico transaction will not be realized or will not be realized within the expected time period; attracting and retaining skilled labor, implementing succession plans for key leadership, and executing organizational and leadership changes; our ability to identify, complete, and integrate targeted acquisitions; the risk that strategic divestitures will not provide business benefits; maintaining effective distribution; adequate financing access for dealers and customers; requirements for us to repurchase inventory; inventory reductions by dealers, retailers, or independent boat builders; risks related to the Freedom Boat Club franchise business model; outages, breaches, or other cybersecurity events regarding our technology systems, which could affect manufacturing and business operations and could result in lost or stolen information and associated remediation costs; our ability to protect our brands and intellectual property; changes to U.S. trade policy and tariffs; any impairment to the value of goodwill and other assets; product liability, warranty, and other claims risks; legal and regulatory compliance, including increased costs, fines, and reputational risks; changes in income tax legislation or enforcement; managing our share repurchases; and risks associated with certain divisive shareholder activist actions.

Additional risk factors are included in the 2020 Form 10-K. Forward-looking statements speak only as of the date on which they are made, and Brunswick does not undertake any obligation to update them to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices. We enter into various hedging transactions to mitigate these risks in accordance with guidelines established by our management. We do not use financial instruments for trading or speculative purposes. Our risk management objectives are described in Note 6 –Financial Instruments in the Notes to Condensed Consolidated Financial Statements and Note 14 in the Notes to Consolidated Financial Statements in the 2020 Form 10-K.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors

Brunswick's operations and financial results are subject to various risks and uncertainties that could adversely affect the Company’s business, financial condition, results of operations, cash flows, and the trading price of Brunswick’s common stock. There have been no material changes to the risk factors previously disclosed in the 2020 Form 10-K other than as set forth below.

The inability to complete the Navico acquisition, or the failure to successfully integrate Navico, could negatively impact our business.

On June 23, 2021, Brunswick entered into a share purchase agreement to acquire Navico, which produces marine electronics and sensors. The closing of the transaction is subject to usual and customary closing conditions as well as regulatory review and approval. However, we cannot provide assurance regarding the timing and ultimate completion of the proposed acquisition, including the timing, receipt, and terms and conditions of any required governmental and regulatory approvals. In addition, there is a risk of the occurrence of an event, change, or other circumstance that could give rise to the termination of the proposed transaction, and the possibility that the proposed transaction does not close, including due to the failure to satisfy closing conditions.

Acquisitions pose risks, such as our ability to project and evaluate market demand; maximize potential synergies and cost savings; make accurate accounting estimates; and achieve anticipated business objectives. The Navico acquisition presents these and other integration risks, including:

•the risk that the businesses of Brunswick and Navico will not be integrated successfully;
•disruption from the proposed transaction could make it more difficult to maintain business and operational relationships;
•the possibility that the expected synergies and value creation from the proposed transaction will not be realized or will not be realized within the expected time period; and
•the risk that unexpected costs will be incurred.

If the acquired business does not achieve projected results, our growth may be limited and our results adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 20, 2021, our Board of Directors expanded our share repurchase authorization for an additional amount of $350 million, which was in addition to the prior authorization of $600 million from July 2019. Such repurchase authorizations do not have an expiration date. During the first six months of 2021, we repurchased approximately $55.9 million of our common stock and, including the increase effective July 20, 2021, the remaining authorization was $410.6 million.

We repurchased the following shares of common stock during the three months ended July 3, 2021:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Amount of Dollars that May Yet Be Used to Purchase Shares Under the Program
April 4 to May 1	48,960	$102.12	48,960
May 2 to May 29	210,525	104.02	210,525
May 30 to July 3	135,038	97.02	135,038
Total	394,523	$101.39	394,523	$410,640,787

Item 6. Exhibits

2.1
Share Purchase Agreement, dated as of June 23, 2021, by and among Brunswick Corporation, Altor Group AB, West Street Capital Partners VII Investments, L.P., West Street Capital Partners VII Offshore Investments, L.P., West Street Capital Partners VII – Parallel, SLP, Nanna MFN AS and Nanna MFN II AS, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2021 and hereby incorporated by reference

2.2
Management Warranty Agreement, dated as of June 23, 2021, by and among Brunswick Corporation and the persons listed on Schedule 1.1 thereto, filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2021 and hereby incorporated by reference

10.1
Amended and Restated Credit Agreement, dated as of March 21, 2011, as amended and restated as of June 26, 2014, as further amended and restated as of June 30, 2016, as further amended as of July 13, 2018, as further amended and restated as of September 26, 2018, as further amended as of November 12, 2019, and as further amended and restated as of July 16, 2021, among Brunswick Corporation, the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2021 and hereby incorporated by reference

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

BRUNSWICK CORPORATION
August 2, 2021	By:	/s/ RANDALL S. ALTMAN
Randall S. Altman
Vice President and Controller*

*Mr. Altman is signing this report both as a duly authorized officer and as the principal accounting officer.