Form 10-Q
period 2021-10-02
BRUNSWICK CORP
filed 2021-11-01
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended October 02, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of October 28, 2021 was 77,095,328.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
October 2, 2021

PART I – FINANCIAL INFORMATION		Page

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three months and nine months ended October 2, 2021 and September 26, 2020	3

	Condensed Consolidated Balance Sheets (unaudited) as of October 2, 2021, December 31, 2020 and September 26, 2020	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended October 2, 2021 and September 26, 2020	6

	Condensed Consolidated Statements of Shareholders' Equity (unaudited) for the three months and nine months ended October 2, 2021 and September 26, 2020	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

PART II – OTHER INFORMATION

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 6.	Exhibits	37

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net sales	$1,427.2	$1,233.1	$4,415.2	$3,186.4
Cost of sales	1,016.8	856.2	3,126.0	2,309.7
Selling, general and administrative expense	165.9	151.3	490.3	381.8
Research and development expense	35.5	31.2	107.1	87.8
Restructuring, exit and impairment charges	—	1.8	0.7	4.3
Operating earnings	209.0	192.6	691.1	402.8
Equity earnings	0.3	0.6	1.5	3.5
Pension settlement (charge) benefit	—	(0.2)	—	1.1
Other expense, net	(1.6)	(1.2)	(4.4)	(2.7)
Earnings before interest and income taxes	207.7	191.8	688.2	404.7
Interest expense	(16.9)	(16.4)	(47.1)	(52.0)
Interest income	0.8	0.3	1.9	0.9
Loss on early extinguishment of debt	(4.2)	—	(4.2)	—
Transaction financing charges	(4.0)	—	(4.0)	—
Earnings before income taxes	183.4	175.7	634.8	353.6
Income tax provision	38.8	38.9	141.4	74.9
Net earnings from continuing operations	144.6	136.8	493.4	278.7

Discontinued operations:
(Loss) earnings from discontinued operations, net of tax	(1.5)	1.5	(1.6)	0.4
Loss on disposal of discontinued operations, net of tax	—	(0.4)	—	(1.5)
Net (loss) earnings from discontinued operations, net of tax	(1.5)	1.1	(1.6)	(1.1)
Net earnings	$143.1	$137.9	$491.8	$277.6

Earnings (loss) per common share:
Basic
Earnings from continuing operations	$1.86	$1.72	$6.33	$3.51
(Loss) earnings from discontinued operations	(0.02)	0.02	(0.02)	(0.02)
Net earnings	$1.84	$1.74	$6.31	$3.49

Diluted
Earnings from continuing operations	$1.85	$1.71	$6.28	$3.49
(Loss) earnings from discontinued operations	(0.02)	0.02	(0.02)	(0.02)
Net earnings	$1.83	$1.73	$6.26	$3.47

Weighted average shares used for computation of:
Basic earnings per common share	77.7	79.4	78.0	79.4
Diluted earnings per common share	78.3	79.8	78.6	79.9

Comprehensive income	$140.6	$146.6	$499.5	$279.1

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Balance Sheets
(unaudited)

(in millions)	October 2, 2021	December 31, 2020	September 26, 2020
Assets
Current assets
Cash and cash equivalents, at cost, which approximates fair value	$1,486.4	$519.6	$650.4
Restricted cash	10.9	10.7	9.1
Short-term investments in marketable securities	0.8	56.7	0.8
Total cash and short-term investments in marketable securities	1,498.1	587.0	660.3
Accounts and notes receivable, less allowances of $10.3, $10.7, $11.1	451.1	337.6	398.8
Inventories
Finished goods	520.2	446.8	347.6
Work-in-process	162.7	94.0	91.6
Raw materials	257.6	171.0	150.2
Net inventories	940.5	711.8	589.4
Prepaid expenses and other	52.3	34.1	32.7
Current assets	2,942.0	1,670.5	1,681.2

Property
Land	18.9	17.7	17.6
Buildings and improvements	453.3	435.5	426.4
Equipment	1,299.5	1,184.9	1,141.4
Total land, buildings and improvements and equipment	1,771.7	1,638.1	1,585.4
Accumulated depreciation	(982.6)	(929.8)	(912.9)
Net land, buildings and improvements and equipment	789.1	708.3	672.5
Unamortized product tooling costs	172.4	155.3	146.6
Net property	961.5	863.6	819.1

Other assets
Goodwill	443.8	417.7	416.3
Other intangibles, net	549.2	552.3	559.6
Deferred income tax asset	132.7	136.6	93.7
Operating lease assets	83.1	83.0	82.0
Equity investments	41.3	32.5	25.5
Other long-term assets	27.0	14.4	13.4
Other assets	1,277.1	1,236.5	1,190.5

Total assets	$5,180.6	$3,770.6	$3,690.8

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Balance Sheets (unaudited)
(in millions)	October 2, 2021	December 31, 2020	September 26, 2020
Liabilities and shareholders' equity
Current liabilities
Short-term debt and current maturities of long-term debt	$43.2	$43.1	$48.4
Accounts payable	589.8	457.6	392.9
Accrued expenses	623.3	578.5	508.3
Current liabilities	1,256.3	1,079.2	949.6

Long-term liabilities
Debt	1,787.7	908.3	1,013.2
Postretirement benefits	70.8	74.7	71.9
Operating lease liabilities	67.6	69.8	69.3
Other	148.5	128.6	128.6
Long-term liabilities	2,074.6	1,181.4	1,283.0

Shareholders' equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares; outstanding: 77,134,000, 77,875,000 and 78,421,000 shares	76.9	76.9	76.9
Additional paid-in capital	388.3	383.8	377.0
Retained earnings	2,644.5	2,225.7	2,151.7
Treasury stock, at cost: 25,404,000, 24,663,000 and 24,117,000 shares	(1,225.0)	(1,133.7)	(1,095.5)
Accumulated other comprehensive loss	(35.0)	(42.7)	(51.9)
Shareholders' equity	1,849.7	1,510.0	1,458.2

Total liabilities and shareholders' equity	$5,180.6	$3,770.6	$3,690.8

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
(in millions)	October 2, 2021	September 26, 2020
Cash flows from operating activities
Net earnings	$491.8	$277.6
Less: net loss from discontinued operations, net of tax	(1.6)	(1.1)
Net earnings from continuing operations, net of tax	493.4	278.7
Stock compensation expense	22.7	19.6
Depreciation and amortization	127.9	110.5
Deferred income taxes	(5.3)	26.5
Changes in certain current assets and current liabilities	(223.4)	166.0
Long-term extended warranty contracts and other deferred revenue	12.0	10.9
Income taxes	29.0	8.8
Other, net	18.8	16.4
Net cash provided by operating activities of continuing operations	475.1	637.4
Net cash (used for) provided by operating activities of discontinued operations	(10.5)	3.5
Net cash provided by operating activities	464.6	640.9

Cash flows from investing activities
Capital expenditures	(180.2)	(120.6)
Sales or maturities of marketable securities	55.9	—
Investments	(9.1)	2.5
Acquisition of businesses, net of cash acquired	(50.3)	—
Proceeds from the sale of property, plant and equipment	5.6	2.0
Net cash used for investing activities of continuing operations	(178.1)	(116.1)
Net cash used for investing activities of discontinued operations	—	(7.5)
Net cash used for investing activities	(178.1)	(123.6)

Cash flows from financing activities
Proceeds from issuances of short-term debt	—	610.0
Payments of short-term debt	—	(610.0)
Net proceeds from issuances of long-term debt	994.4	—
Payments of long-term debt including current maturities	(113.6)	(48.4)
Net premium paid on early extinguishment of debt	(4.2)	—
Common stock repurchases	(98.7)	(79.1)
Cash dividends paid	(73.0)	(57.2)
Proceeds from share-based compensation activity	0.5	1.1
Tax withholding associated with shares issued for share-based compensation	(13.2)	(7.3)
Other, net	(7.8)	—
Net cash provided by (used for) financing activities	684.4	(190.9)

Effect of exchange rate changes	(3.9)	1.2
Net increase in Cash and cash equivalents and Restricted cash	967.0	327.6
Cash and cash equivalents and Restricted cash at beginning of period	530.3	331.9

Cash and cash equivalents and Restricted cash at end of period	1,497.3	659.5
Less: Restricted cash	10.9	9.1
Cash and cash equivalents at end of period	$1,486.4	$650.4

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

Brunswick Corporation
Condensed Consolidated Statements of Shareholders' Equity
(unaudited)

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2020	$76.9	$383.8	$2,225.7	$(1,133.7)	$(42.7)	$1,510.0
Net earnings	—	—	169.3	—	—	169.3
Other comprehensive income	—	—	—	—	5.6	5.6
Dividends ($0.27 per common share)	—	—	(21.0)	—	—	(21.0)
Compensation plans and other	—	(12.6)	—	7.2	—	(5.4)
Common stock repurchases	—	—	—	(15.9)	—	(15.9)
Balance at April 3, 2021	76.9	371.2	2,374.0	(1,142.4)	(37.1)	1,642.6
Net earnings	—	—	179.4	—	—	179.4
Other comprehensive income	—	—	—	—	4.6	4.6
Dividends ($0.335 per common share)	—	—	(26.2)	—	—	(26.2)
Compensation plans and other	—	8.9	—	0.2	—	9.1
Common stock repurchases	—	—	—	(40.0)	—	(40.0)
Balance at July 3, 2021	76.9	380.1	2,527.2	(1,182.2)	(32.5)	1,769.5
Net earnings	—	—	143.1	—	—	143.1
Other comprehensive loss	—	—	—	—	(2.5)	(2.5)
Dividends ($0.335 per common share)	—	—	(25.8)	—	—	(25.8)
Compensation plans and other	—	8.2	—	—	—	8.2
Common stock repurchases	—	—	—	(42.8)	—	(42.8)
Balance at October 2, 2021	$76.9	$388.3	$2,644.5	$(1,225.0)	$(35.0)	$1,849.7

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2019	$76.9	$369.2	$1,931.3	$(1,023.1)	$(53.4)	$1,300.9
Net earnings	—	—	69.0	—	—	69.0
Other comprehensive loss	—	—	—	—	(7.9)	(7.9)
Dividends ($0.24 per common share)	—	—	(19.2)	—	—	(19.2)
Compensation plans and other	—	(10.4)	—	5.4	—	(5.0)
Common stock repurchases	—	—	—	(34.1)	—	(34.1)
Balance at March 28, 2020	76.9	358.8	1,981.1	(1,051.8)	(61.3)	1,303.7
Net earnings	—	—	70.7	—	—	70.7
Other comprehensive income	—	—	—	—	0.7	0.7
Dividends ($0.24 per common share)	—	—	(19.0)	—	—	(19.0)
Compensation plans and other	—	7.7	—	0.6	—	8.3
Balance at June 27, 2020	76.9	366.5	2,032.8	(1,051.2)	(60.6)	1,364.4
Net earnings	—	—	137.9	—	—	137.9
Other comprehensive income	—	—	—	—	8.7	8.7
Dividends ($0.24 per common share)	—	—	(19.0)	—	—	(19.0)
Compensation plans and other	—	10.5	—	0.7	—	11.2
Common stock repurchases	—	—	—	(45.0)	—	(45.0)
Balance at September 26, 2020	$76.9	$377.0	$2,151.7	$(1,095.5)	$(51.9)	$1,458.2

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

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Saturday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The third quarter of fiscal year 2021 ended on October 2, 2021 and the third quarter of fiscal year 2020 ended on September 26, 2020.

Note 2 – Revenue Recognition

The following table presents the Company's revenue in categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors:

	Three Months Ended
	October 2, 2021				September 26, 2020
(in millions)	Propulsion	Parts & Accessories	Boat	Total	Propulsion	Parts & Accessories	Boat	Total
Geographic Markets
United States	$433.9	$351.8	$306.9	$1,092.6	$355.2	$336.7	$264.3	$956.2
Europe	78.1	57.9	33.7	169.7	56.0	51.2	25.5	132.7
Asia-Pacific	51.8	35.5	6.6	93.9	67.9	31.4	7.4	106.7
Canada	26.2	35.3	49.0	110.5	19.7	30.2	22.9	72.8
Rest-of-World	36.9	13.5	5.3	55.7	27.7	10.4	8.0	46.1
Segment Eliminations	(86.8)	(8.4)	—	(95.2)	(73.4)	(8.0)	—	(81.4)
Total	$540.1	$485.6	$401.5	$1,427.2	$453.1	$451.9	$328.1	$1,233.1

	Nine Months Ended
	October 2, 2021				September 26, 2020
(in millions)	Propulsion	Parts & Accessories	Boat	Total	Propulsion	Parts & Accessories	Boat	Total
Geographic Markets
United States	$1,259.6	$1,055.8	$933.6	$3,249.0	$871.0	$841.4	$663.0	$2,375.4
Europe	306.8	191.3	127.8	625.9	195.4	135.9	95.9	427.2
Asia-Pacific	184.1	117.9	20.6	322.6	183.7	80.7	16.2	280.6
Canada	75.5	94.9	164.2	334.6	47.2	63.4	78.4	189.0
Rest-of-World	108.2	42.6	23.9	174.7	73.2	26.6	16.0	115.8
Segment Eliminations	(267.3)	(24.3)	—	(291.6)	(182.3)	(19.3)	—	(201.6)
Total	$1,666.9	$1,478.2	$1,270.1	$4,415.2	$1,188.2	$1,128.7	$869.5	$3,186.4

Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended
	October 2, 2021				September 26, 2020
(in millions)	Propulsion	Parts & Accessories	Boat	Total	Propulsion	Parts & Accessories	Boat	Total
Major Product Lines
Outboard Engines	$486.3	$—	$—	$486.3	$410.3	$—	$—	$410.3
Controls, Rigging, and Propellers	87.8	—	—	87.8	76.9	—	—	76.9
Sterndrive Engines	52.8	—	—	52.8	39.3	—	—	39.3
Distribution Parts and Accessories	—	215.7	—	215.7	—	205.0	—	205.0
Advanced Systems Group	—	128.8	—	128.8	—	113.1	—	113.1
Engine Parts and Accessories	—	149.5	—	149.5	—	141.8	—	141.8
Aluminum Freshwater Boats	—	—	167.5	167.5	—	—	124.5	124.5
Recreational Fiberglass Boats	—	—	135.9	135.9	—	—	111.0	111.0
Saltwater Fishing Boats	—	—	86.4	86.4	—	—	82.6	82.6
Business Acceleration	—	—	15.6	15.6	—	—	11.2	11.2
Boat Eliminations/Other	—	—	(3.9)	(3.9)	—	—	(1.2)	(1.2)
Segment Eliminations	(86.8)	(8.4)	—	(95.2)	(73.4)	(8.0)	—	(81.4)
Total	$540.1	$485.6	$401.5	$1,427.2	$453.1	$451.9	$328.1	$1,233.1

	Nine Months Ended
	October 2, 2021				September 26, 2020
(in millions)	Propulsion	Parts & Accessories	Boat	Total	Propulsion	Parts & Accessories	Boat	Total
Major Product Lines
Outboard Engines	$1,485.0	$—	$—	$1,485.0	$1,078.4	$—	$—	$1,078.4
Controls, Rigging, and Propellers	278.8	—	—	278.8	187.6	—	—	187.6
Sterndrive Engines	170.4	—	—	170.4	104.5	—	—	104.5
Distribution Parts and Accessories	—	671.5	—	671.5	—	517.0	—	517.0
Advanced Systems Group	—	401.9	—	401.9	—	303.0	—	303.0
Engine Parts and Accessories	—	429.1	—	429.1	—	328.0	—	328.0
Aluminum Freshwater Boats	—	—	535.4	535.4	—	—	339.2	339.2
Recreational Fiberglass Boats	—	—	425.5	425.5	—	—	302.4	302.4
Saltwater Fishing Boats	—	—	276.2	276.2	—	—	201.4	201.4
Business Acceleration	—	—	43.6	43.6	—	—	29.5	29.5
Boat Eliminations/Other	—	—	(10.6)	(10.6)	—	—	(3.0)	(3.0)
Segment Eliminations	(267.3)	(24.3)	—	(291.6)	(182.3)	(19.3)	—	(201.6)
Total	$1,666.9	$1,478.2	$1,270.1	$4,415.2	$1,188.2	$1,128.7	$869.5	$3,186.4

As of December 31, 2020, $113.0 million of contract liabilities associated with extended warranties and customer deposits were reported in Accrued expenses and Other Long-term liabilities, of which $6.9 million and $28.0 million were recognized as revenue during the three and nine months ended October 2, 2021, respectively. As of October 2, 2021, total contract liabilities were $138.8 million. The total amount of the transaction price allocated to unsatisfied performance obligations as of October 2, 2021 was $130.6 million for contracts greater than one year, which primarily relates to extended warranties. The Company expects to recognize $12.9 million of this amount in the fourth quarter of 2021, $33.8 million in 2022, and $83.9 million thereafter.

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

In connection with the sale of its Fitness business, the Company retained assets of $26.4 million primarily related to VAT receivables, and retained liabilities of $45.1 million primarily related to VAT payables, product warranty liabilities and certain employee benefits. As of October 2, 2021, retained assets and liabilities were $4.1 million and $2.1 million, respectively. As of September 26, 2020, retained assets and liabilities were $9.6 million and $22.8 million, respectively.

Note 4 – Restructuring, Exit and Impairment Activities

The Company recorded restructuring, exit and impairment charges in the Condensed Consolidated Statements of Comprehensive Income in 2021 and 2020.

The following table is a summary of those expenses for the three months ended October 2, 2021 and September 26, 2020:

	October 2, 2021				September 26, 2020
(in millions)	Parts & Accessories	Boat	Corporate	Total	Parts & Accessories	Boat	Corporate	Total
Restructuring and exit activities:
Employee termination and other benefits	$—	$—	$—	$—	$0.5	$0.4	$0.1	$1.0
Asset-related	—	—	—	—	—	0.4	—	0.4
Other	—	—	—	—	—	0.4	—	0.4
Total restructuring, exit and impairment charges	$—	$—	$—	$—	$0.5	$1.2	$0.1	$1.8

Total cash payments for restructuring, exit and impairment charges (A)	$0.3	$0.6	$—	$0.9	$0.5	$1.3	$0.5	$2.3
Accrued charges at end of the period (B)	$0.1	$0.1	$—	$0.2	$0.6	$2.0	$1.7	$4.3
(A) Cash payments for the three months ended October 2, 2021 and September 26, 2020 may include payments related to prior period charges.
(B) Restructuring, exit and impairment charges accrued as of October 2, 2021 are expected to be paid primarily during 2021.

The following table is a summary of those expenses for the nine months ended October 2, 2021 and September 26, 2020:

	October 2, 2021				September 26, 2020
(in millions)	Parts & Accessories	Boat	Corporate	Total	Parts & Accessories	Boat	Corporate	Total
Restructuring and exit activities:
Employee termination and other benefits	$0.7	$—	$—	$0.7	$0.8	$0.6	$1.9	$3.3
Asset-related	—	—	—	—	—	0.5	—	0.5
Other	—	—	—	—	—	0.4	0.1	0.5
Total restructuring, exit and impairment charges	$0.7	—	$—	$0.7	$0.8	$1.5	$2.0	$4.3

Total cash payments for restructuring, exit and impairment charges (A)	$0.9	$1.1	$1.7	$3.7	$1.5	$5.1	$1.8	$8.4
Accrued charges at end of the period (B)	$0.1	$0.1	$—	$0.2	$0.6	$2.0	$1.7	$4.3
(A) Cash payments for the nine months ended October 2, 2021 and September 26, 2020 may include payments related to prior period charges.
(B) Restructuring, exit and impairment charges accrued as of October 2, 2021 are expected to be paid primarily during 2021.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 5 – Acquisitions

2021 Acquisitions

On September 1, 2021, the Company acquired substantially all the assets of RELiON Battery, LLC ("RELiON"). RELiON is a global provider of lithium batteries and related products to multiple industry sectors. The acquisition of RELiON complements our existing portfolio of advanced battery and power management brands. On September 17, 2021, the Company acquired substantially all the assets of SemahTronix, a global supplier of high-complexity electrical wiring harnesses for advanced products in the marine, mobile, and defense industries. The acquisition of the SemahTronix assets enhances our integrated systems offerings by providing our ASG Connect organization and our global customers with access to high-quality, large, complex electrical wire harnessing systems that further enable our end-to-end systems solutions and capabilities. These acquisitions are included as part of the Parts & Accessories segment.

On July 9, 2021, the Company acquired Fanautic Club, one of the largest European boat clubs with 23 locations in major coastal cities and tourist centers across Spain. The Company also acquired certain Freedom Boat Club franchise operations and territory rights in the United States during the first nine months of 2021. Acquiring such assets enables Brunswick to accelerate growth by increasing its investments in these markets. These acquisitions are included as part of the Company's Boat segment.

The Company paid net cash consideration of $50.3 million for these acquisitions. The opening balance sheets, which are preliminary and subject to change within the measurement period as the Company finalizes the purchase price allocation and fair value estimates, include $26.9 million of goodwill and $21.2 million of identifiable intangible assets, including customer relationships and trade names of $14.3 million and $6.9 million, respectively. The amount assigned to customer relationships will be amortized over the estimated useful life of 10 years. Transaction costs associated with these acquisitions of $0.5 million and $1.5 million were expensed as incurred within Selling, general and administrative expense during the three and nine months ended October 2, 2021, respectively. The acquisitions are not material to our net sales, results of operations or total assets during any period presented. Accordingly, the Company's consolidated results of operations do not differ materially from historical performance as a result of the acquisitions, and pro forma results are not presented.

Note 6 – Financial Instruments

The Company operates globally with manufacturing and sales facilities around the world, and therefore, is subject to both financial and market risks. The Company utilizes normal operating and financing activities, along with derivative financial instruments, to minimize these risks. See Note 14 in the Notes to Consolidated Financial Statements in the 2020 Form 10-K for further details regarding the Company's financial instruments and hedging policies.

Cross-Currency Swaps. During the second quarter of 2021, the Company entered into cross-currency swaps to hedge Euro currency exposures of the net investment in certain foreign subsidiaries. As of October 2, 2021, the notional value of cross-currency swap contracts outstanding was $200.0 million. The cross-currency swaps were designated as net investment hedges, with the amount of gain or loss associated with the change in fair value of these instruments included within Accumulated other comprehensive loss and recognized upon termination of the respective investment.

Commodity Price. The Company uses commodity swaps to hedge anticipated purchases of aluminum. As of October 2, 2021, December 31, 2020 and September 26, 2020, the notional values of commodity swap contracts outstanding were $9.6 million, $10.0 million and $5.2 million, respectively, and the contracts mature through 2022. The amount of gain or loss associated with the change in fair value of these instruments is deferred in Accumulated other comprehensive loss and recognized in Cost of sales in the same period or periods during which the hedged transaction affects earnings. As of October 2, 2021, the Company estimates that during the next 12 months it will reclassify approximately $3.5 million in net gains (based on current prices) from Accumulated other comprehensive loss to Cost of sales.

Foreign Currency Derivatives. Forward exchange contracts outstanding as of October 2, 2021, December 31, 2020 and September 26, 2020 had notional contract values of $454.1 million, $395.9 million and $293.3 million, respectively. There were no option contracts outstanding as of either October 2, 2021 or December 31, 2020. Option contracts outstanding at September 26, 2020 had a notional contract value of $10.4 million. The forward contracts outstanding as of October 2, 2021 mature through 2022 and mainly relate to the Euro, Australian dollar, Canadian dollar, and Japanese yen. As of October 2, 2021, the Company estimates that during the next 12 months, it will reclassify approximately $4.3 million of net gains (based on current rates) from Accumulated other comprehensive loss to Cost of sales.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Interest Rate Derivatives. In the second half of 2019, the Company settled fixed-to-floating interest rate swaps that it had previously executed to convert a portion of its long-term debt from fixed to floating rate debt, resulting in a net deferred gain of $2.5 million included within Debt. The Company will reclassify $0.7 million of net deferred gains from Debt to Interest expense during the next 12 months. There were no outstanding fixed-to-floating interest rate swaps as of October 2, 2021, December 31, 2020, or September 26, 2020.

During 2021, the Company entered into forward-starting interest rate swaps to hedge the interest rate risk associated with anticipated debt issuances. On August 4, 2021, the company settled these interest rate swaps, resulting in a net deferred loss of $1.6 million. As a result, there are no outstanding forward-starting interest rate swaps as of October 2, 2021, December 31, 2020, or September 26, 2020. As of October 2, 2021, December 31, 2020, and September 26, 2020, the Company had $2.6 million, $1.4 million, and $1.5 million, respectively, of net deferred losses associated with previously settled forward-starting interest rate swaps. Forward-starting interest rate swaps are designated as cash flow hedges with gains and losses included within Accumulated other comprehensive loss. As of October 2, 2021, the Company estimates that during the next 12 months, it will reclassify approximately $0.9 million of net losses resulting from settled forward-starting interest rate swaps from Accumulated other comprehensive loss to Interest expense.

As of October 2, 2021, December 31, 2020, and September 26, 2020, the fair values of the Company's derivative instruments were:

(in millions)	Fair Value
Asset Derivatives	Oct 2, 2021	Dec 31, 2020	Sep 26, 2020
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	$7.3	$1.3	$2.1
Commodity contracts	2.8	0.9	0.0
Total	$10.1	$2.2	$2.1

Derivatives Designated as Net Investment Hedges
Cross-currency swaps	$10.3	$—	$—

Other Hedging Activity
Foreign exchange contracts	$0.2	$—	$0.5

Liability Derivatives
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	$2.2	$11.3	$3.2
Commodity contracts	—	—	0.1
Total	$2.2	$11.3	$3.3

Other Hedging Activity
Foreign exchange contracts	$—	$0.7	$0.4

As of October 2, 2021, December 31, 2020 and September 26, 2020, asset derivatives are included within Prepaid expenses and other and Other long-term assets, and liability derivatives are included within Accrued expenses and Other long-term liabilities in the Condensed Consolidated Balance Sheets.

Notes to Condensed Consolidated Financial Statements
(unaudited)

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 2, 2021 and September 26, 2020 is as shown in the tables below.

The amount of gain (loss) on derivatives recognized in Accumulated other comprehensive loss was as follows:

(in millions)	Three Months Ended		Nine Months Ended
Derivatives Designated as Cash Flow Hedging Instruments	Oct 2, 2021	Sep 26, 2020	Oct 2, 2021	Sep 26, 2020
Interest rate contracts	$(4.4)	$—	$(1.6)	$—
Foreign exchange contracts	8.1	(3.0)	8.5	3.6
Commodity contracts	1.3	—	5.6	(0.1)
Total	$5.0	$(3.0)	$12.5	$3.5

Derivatives Designated as Net Investment Hedging Instruments
Cross-currency swaps	$4.4	$—	$10.3	$—

The amount of gain (loss) reclassified from Accumulated other comprehensive loss into earnings was as follows:

(in millions)		Three Months Ended		Nine Months Ended
Derivatives Designated as Cash Flow Hedging Instruments	Location of Gain (Loss)	Oct 2, 2021	Sep 26, 2020	Oct 2, 2021	Sep 26, 2020
Interest rate contracts	Interest expense	$(0.2)	$(0.1)	$(0.5)	$(0.4)
Foreign exchange contracts	Cost of sales	(1.7)	1.4	(8.8)	8.1
Commodity contracts	Cost of sales	1.6	—	3.1	$—
Total		$(0.3)	$1.3	$(6.2)	$7.7

Derivatives Designated as Fair Value Hedging Instruments
Interest rate contracts	Interest expense	$0.2	$0.2	$0.5	$0.5

Other Hedging Activity
Foreign exchange contracts	Cost of sales	$1.1	$(0.5)	$0.1	$2.9
Foreign exchange contracts	Other expense, net	(1.3)	(0.1)	(3.7)	1.1
Total		$(0.2)	$(0.6)	$(3.6)	$4.0

Fair Value of Other Financial Instruments. The carrying values of the Company's short-term financial instruments, including cash and cash equivalents and accounts and notes receivable, approximate their fair values because of the short maturity of these instruments. As of October 2, 2021, December 31, 2020 and September 26, 2020, the fair value of the Company’s long-term debt, including short-term debt and current maturities, was approximately $1,941.1 million, $1,062.3 million and $1,192.4 million, respectively, and was determined using Level 1 and Level 2 inputs described in Note 7 to the Notes to Consolidated Financial Statements in the 2020 Form 10-K. The carrying value of short-term and long-term debt, including current maturities, was $1,848.1 million, $972.1 million and $1,082.9 million as of October 2, 2021, December 31, 2020 and September 26, 2020, respectively.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 7 – Fair Value Measurements

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis:

(in millions)		Fair Value
Category	Fair Value Level	October 2, 2021	December 31, 2020	September 26, 2020
Cash equivalents	1	$0.3	$19.3	$0.3
Short-term investments in marketable securities	1	0.8	56.7	0.8
Restricted cash	1	10.9	10.7	9.1
Derivative assets	2	20.6	2.2	2.6
Derivative liabilities	2	2.2	12.0	3.7
Deferred compensation	2	17.6	19.8	17.3
Liabilities measured at net asset value		10.0	10.7	10.1

In addition to the items shown in the table above, refer to Note 17 in the Notes to Consolidated Financial Statements in the 2020 Form 10-K for further information regarding the fair value measurements associated with the Company's postretirement benefit plans.

Note 8 – Share-Based Compensation

Under the Brunswick Corporation 2014 Stock Incentive Plan, the Company may grant stock appreciation rights (SARs), non-vested stock units, and performance awards to executives, other employees and non-employee directors from treasury shares and from authorized, but unissued, shares of common stock initially available for grant, as well as from: (i) the forfeiture of past stock units and awards; (ii) shares not issued upon the net settlement of SARs; and (iii) shares delivered to or withheld by the Company to pay the withholding taxes related to stock units and awards. As of October 2, 2021, 4.7 million shares remained available for grant.

Share grant amounts, fair values, and fair value assumptions reflect all outstanding stock units and awards for both continuing and discontinued operations.

Non-Vested Stock Units

The Company grants both stock-settled and cash-settled non-vested stock units to key employees as determined by management and the Human Resources and Compensation Committee of the Board of Directors. The Company granted nominal stock units during the three months ended October 2, 2021 and September 26, 2020, respectively. The Company granted 0.2 million and 0.3 million of stock units during the nine months ended October 2, 2021 and September 26, 2020, respectively. The Company recognizes the cost of non-vested stock units on a straight-line basis over the requisite vesting period. Additionally, cash-settled non-vested stock units are recorded as a liability on the balance sheet and adjusted to fair value each reporting period through stock compensation expense. The Company recorded compensation expense for non-vested stock units of $4.3 million and $11.6 million during the three and nine months ended October 2, 2021, respectively, and recorded compensation expense for non-vested stock units of $3.0 million and $9.4 million during the three and nine months ended September 26, 2020, respectively.

As of October 2, 2021, there was $15.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. The Company expects this cost to be recognized over a weighted average period of 1.2 years.

Performance Awards

The Company granted a nominal number of performance shares for the three months ended October 2, 2021 and September 26, 2020. The Company granted 0.2 million and 0.1 million performance shares to certain senior executives for the nine months ended October 2, 2021 and September 26, 2020, respectively. Performance share awards are based on three performance measures: a cash flow return on investment (CFROI) measure, an operating margin (OM) measure and a total shareholder return (TSR) modifier. Performance shares are earned based on a three-year performance period commencing at the beginning of the calendar year of each grant. The performance shares earned are then subject to a TSR modifier based on the

Notes to Condensed Consolidated Financial Statements
(unaudited)

Company's stock returns measured against stock returns of a predefined comparator group over a three-year performance period. Additionally, in February 2021 and 2020, the Company granted 24,560 and 26,750 performance shares, respectively, to certain officers and certain senior managers based on the respective measures and performance periods described above but excluding the TSR modifier. The Company recorded compensation expense of $3.5 million and $11.0 million during the three and nine months ended October 2, 2021, respectively, and recorded compensation expense of $7.8 million and $10.2 million during the three and nine months ended September 26, 2020, respectively, based on projections of probable attainment of the performance measures and the projected TSR modifier used to determine the performance awards.

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

As of October 2, 2021, the Company had $9.8 million of total unrecognized compensation cost related to performance awards. The Company expects this cost to be recognized over a weighted average period of 1.0 years.

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

Note 9 – Commitments and Contingencies
Product Warranties

The following activity related to product warranty liabilities was recorded in Accrued expenses during the nine months ended October 2, 2021 and September 26, 2020:

(in millions)	October 2, 2021	September 26, 2020
Balance at beginning of period	$115.9	$117.6
Payments - recurring	(48.2)	(37.6)
(Payments)/Provisions - Sport Yacht and Yachts and Fitness businesses	(2.6)	(4.4)
Provisions/additions for contracts issued/sold	57.9	41.2
Aggregate changes for preexisting warranties	(2.8)	(2.0)
Foreign currency translation	(0.7)	(0.1)
Acquisitions	1.3	—
Other	(1.7)	(1.8)
Balance at end of period	$119.1	$112.9

Notes to Condensed Consolidated Financial Statements
(unaudited)

Extended Product Warranties

The following activity related to deferred revenue for extended product warranty contracts was recorded in Accrued expenses and Other long-term liabilities during the nine months ended October 2, 2021 and September 26, 2020:

(in millions)	October 2, 2021	September 26, 2020
Balance at beginning of period	$87.4	$75.3
Extended warranty contracts sold	27.1	23.7
Revenue recognized on existing extended warranty contracts	(14.9)	(12.5)
Foreign currency translation	0.1	(0.1)
Other	(0.2)	(0.2)
Balance at end of period	$99.5	$86.2

Note 10 – Goodwill and Other Intangibles

Changes in the Company's goodwill during the nine months ended October 2, 2021 and September 26, 2020, by segment, are summarized below:

(in millions)	Propulsion	Parts and Accessories	Boat	Total
December 31, 2020	$15.3	$372.5	$29.9	$417.7
Acquisitions	—	7.1	19.8	26.9
Adjustments	(0.4)	(0.2)	(0.2)	(0.8)
October 2, 2021	$14.9	$379.4	$49.5	$443.8

December 31, 2019	$14.5	$371.9	$28.6	$415.0
Adjustments	—	—	1.3	1.3
September 26, 2020	$14.5	$371.9	$29.9	$416.3

See Note 5 – Acquisitions for further details on the Company's acquisitions. Adjustments in both periods include the effect of foreign currency translation on goodwill denominated in currencies other than the U.S. dollar. Adjustments in the Boat segment for the nine months ended September 26, 2020 also relate to finalizing purchase accounting related to the Freedom Boat Club acquisition, primarily related to deferred taxes. There was no accumulated impairment loss on Goodwill as of October 2, 2021, December 31, 2020 or September 26, 2020.

The Company's intangible assets, included within Other intangibles, net on the Condensed Consolidated Balance Sheets as of October 2, 2021, December 31, 2020 and September 26, 2020, are summarized by intangible asset type below:

	October 2, 2021		December 31, 2020		September 26, 2020
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Customer relationships	$701.7	$(329.9)	$687.7	$(306.4)	$687.0	$(298.2)
Trade names	173.0	—	166.2	—	165.8	—
Other	18.5	(14.1)	18.5	(13.7)	18.4	(13.4)
Total	$893.2	$(344.0)	$872.4	$(320.1)	$871.2	$(311.6)

Other intangible assets primarily consist of patents and franchise agreements. Gross amounts and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation. Aggregate amortization expense for intangibles was $8.3 million and $24.3 million for three and nine months ended October 2, 2021, respectively. Aggregate amortization expense for intangibles was $8.0 million and $24.0 million for the three and nine months ended September 26, 2020, respectively.

Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company's intangible assets, included within Other intangibles, net on the Condensed Consolidated Balance Sheets as of October 2, 2021, December 31, 2020 and September 26, 2020, are summarized by segment below:

	October 2, 2021		December 31, 2020		September 26, 2020
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Propulsion	$1.0	$(0.5)	$1.0	$(0.5)	$1.0	$(0.5)
Parts and Accessories	637.3	(134.8)	618.8	(112.4)	617.6	(104.5)
Boat	254.9	(208.7)	252.6	(207.2)	252.6	(206.6)
Total	$893.2	$(344.0)	$872.4	$(320.1)	$871.2	$(311.6)

The Company tests its intangible assets for impairment during the fourth quarter of each year, or whenever a significant change in events and circumstances (triggering event) occurs that indicates the fair value of intangible assets may be below their carrying values. The Company did not record an impairment charge during the nine months ended October 2, 2021 or September 26, 2020.

Note 11 – Segment Data

Reportable Segments

The Company's segments are defined by management's reporting structure and operating activities. The Company's reportable segments are the following:
Propulsion. The Propulsion segment manufactures and markets a full range of outboard, sterndrive, and inboard engines, as well as propulsion-related controls, rigging, and propellers. These products are principally sold directly to boat builders, including Brunswick's Boat segment, and through marine retail dealers worldwide. The Propulsion segment primarily markets under the Mercury, Mercury MerCruiser, Mariner, Mercury Racing, and Mercury Diesel brands. The segment's engine manufacturing plants are located mainly in the United States and China, along with a joint venture in Japan, with sales mainly to markets in the Americas, Europe, and Asia-Pacific.
Parts & Accessories. The Parts & Accessories (P&A) segment consists of the Engine Parts and Accessories and the Advanced Systems Group operating segments, which are aggregated and presented as a single reportable segment.
The P&A segment manufactures, markets, and supplies parts and accessories for both marine and non-marine markets. These products are designed for and sold mostly to aftermarket retailers, distributors, and distribution businesses, as well as original equipment manufacturers (including Brunswick brands). Branded parts and accessories include consumables, such as engine oils and lubricants, and are sold under the Mercury, Mercury Precision Parts, Quicksilver, and Seachoice brands. The P&A segment includes distribution businesses such as Land 'N' Sea, Kellogg Marine Supply, Lankhorst Taselaar, BLA, and Payne's Marine Group, which distribute third-party and Company products. These businesses are leading distributors of marine parts and accessories throughout North America, Europe, and Asia-Pacific. The P&A segment also includes businesses operating under the Ancor, Attwood, BEP, Blue Sea Systems, CZone, Del City, Garelick, Lenco Marine, Marinco, Mastervolt, MotorGuide, ParkPower, Progressive Industries, ProMariner, RELiON, Whale, and ASG Connect brand names. Products include marine electronics and control systems, instruments, trolling motors, fuel systems, and electrical systems, as well as specialty vehicle, mobile, and transportation aftermarket products.
The P&A segment's manufacturing and distribution facilities are primarily located in North America, Europe, Australia, and New Zealand.
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

Information about the operations of Brunswick's reportable segments is set forth below:

	Net Sales				Operating Earnings (Loss)
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
(in millions)	Oct 2, 2021	Sep 26, 2020	Oct 2, 2021	Sep 26, 2020	Oct 2, 2021	Sep 26, 2020	Oct 2, 2021	Sep 26, 2020
Propulsion	$626.9	$526.5	$1,934.2	$1,370.5	$112.5	$94.1	$359.1	$203.1
Parts and Accessories	494.0	459.9	1,502.5	1,148.0	100.6	99.9	306.9	226.2
Boat	401.5	328.1	1,270.1	869.5	24.9	28.3	109.9	35.4
Corporate/Other	—	—	—	—	(29.0)	(29.7)	(84.8)	(61.9)
Segment Eliminations	(95.2)	(81.4)	(291.6)	(201.6)	—	—	—	—
Total	$1,427.2	$1,233.1	$4,415.2	$3,186.4	$209.0	$192.6	$691.1	$402.8

	Total Assets
(in millions)	October 2, 2021	December 31, 2020	September 26, 2020
Propulsion	$1,133.7	$962.4	$895.7
Parts and Accessories	1,698.5	1,500.6	1,473.4
Boat (A)	590.5	488.1	470.4
Corporate/Other (B)	1,757.9	819.5	851.3
Total	$5,180.6	$3,770.6	$3,690.8

(A) The Company had $3.0 million of net assets classified as held for sale which were not related to discontinued operations as of both December 31, 2020 and September 26, 2020. These assets were recorded within Net Property.
(B) Corporate/Other total assets at October 2, 2021 include net proceeds received from the Notes issued to finance the acquisition of Navico. Refer to Note 14 – Debt for further details regarding the Notes and Note 15 – Subsequent Events for further details regarding the acquisition of Navico.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 12 – Comprehensive Income

Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets includes foreign currency cumulative translation adjustments; net changes in prior service costs and credits and net actuarial gains and losses for defined benefit plans; and unrealized derivative gains and losses, all net of tax. Changes in the components of Accumulated other comprehensive loss, all net of tax, for the three and nine months ended October 2, 2021 and September 26, 2020 are as follows:

	Three Months Ended		Nine Months Ended
(in millions)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net earnings	$143.1	$137.9	$491.8	$277.6
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	(9.9)	12.2	(14.2)	4.7
Net change in unamortized prior service credits	—	(0.1)	(0.2)	(0.4)
Net change in unamortized actuarial gains	0.3	(0.2)	0.6	0.2
Net change in unrealized derivative gains (losses)	7.1	(3.2)	21.5	(3.0)
Total other comprehensive income (loss)	(2.5)	8.7	7.7	1.5
Comprehensive income	$140.6	$146.6	$499.5	$279.1

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the three months ended October 2, 2021:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Net derivative losses	Total
Beginning balance	$(19.4)	$(3.7)	$(8.6)	$(0.8)	$(32.5)
Other comprehensive income (loss) before reclassifications (A)	(9.9)	—	0.1	6.9	(2.9)
Amounts reclassified from Accumulated other comprehensive loss (B)	—	—	0.2	0.2	0.4
Net other comprehensive (loss) income	(9.9)	—	0.3	7.1	(2.5)
Ending balance	$(29.3)	$(3.7)	$(8.3)	$6.3	$(35.0)

(A) The tax effects for the three months ended October 2, 2021 were $0.4 million for foreign currency translation and $(2.5) million for derivatives.
(B) See the table below for the tax effects for the three months ended October 2, 2021.

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the nine months ended October 2, 2021:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Net derivative losses	Total
Beginning balance	$(15.1)	$(3.5)	$(8.9)	$(15.2)	$(42.7)
Other comprehensive income (loss) before reclassifications (A)	(14.2)	—	0.1	17.0	2.9
Amounts reclassified from Accumulated other comprehensive loss (B)	—	(0.2)	0.5	4.5	4.8
Net other comprehensive (loss) income	(14.2)	(0.2)	0.6	21.5	7.7
Ending balance	$(29.3)	$(3.7)	$(8.3)	$6.3	$(35.0)

(A) The tax effects for the nine months ended October 2, 2021 were $0.4 million for foreign currency translation and $(5.9) million for derivatives.
(B) See the table below for the tax effects for the nine months ended October 2, 2021.

Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the three months ended September 26, 2020:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Net derivative losses	Total
Beginning balance	$(45.1)	$(3.3)	$(6.9)	$(5.3)	$(60.6)
Other comprehensive income (loss) before reclassifications (A)	12.2	0.1	(0.3)	(2.1)	9.9
Amounts reclassified from Accumulated other comprehensive loss (B)	—	(0.2)	0.1	(1.1)	(1.2)
Net other comprehensive (loss) income	12.2	(0.1)	(0.2)	(3.2)	8.7
Ending balance	$(32.9)	$(3.4)	$(7.1)	$(8.5)	$(51.9)

(A) The tax effects for the three months ended September 26, 2020 were $(0.3) million for foreign currency translation and $0.9 million for derivatives.
(B) See the table below for the tax effects for the three months ended September 26, 2020.

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the nine months ended September 26, 2020:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Net derivative losses	Total
Beginning balance	$(37.6)	$(3.0)	$(7.3)	$(5.5)	$(53.4)
Other comprehensive income (loss) before reclassifications (A)	4.7	0.1	(0.2)	2.8	7.4
Amounts reclassified from Accumulated other comprehensive loss (B)	—	(0.5)	0.4	(5.8)	(5.9)
Net other comprehensive (loss) income	4.7	(0.4)	0.2	(3.0)	1.5
Ending balance	$(32.9)	$(3.4)	$(7.1)	$(8.5)	$(51.9)

(A) The tax effects for the nine months ended September 26, 2020 were $0.5 million for foreign currency translation and $(0.7) million for derivatives.
(B) See the table below for the tax effects for the nine months ended September 26, 2020.

Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents reclassification adjustments out of Accumulated other comprehensive loss during the three and nine months ended October 2, 2021 and September 26, 2020:

	Three Months Ended		Nine Months Ended
Details about Accumulated other comprehensive income (loss) components (in millions)	Oct 2, 2021	Sep 26, 2020	Oct 2, 2021	Sep 26, 2020	Affected line item in the statement where net income is presented
Amortization of defined benefit items:
Prior service credits	$—	$0.2	$0.2	$0.5	Other expense, net
Net actuarial losses	(0.2)	(0.1)	(0.6)	(0.4)	Other expense, net
	(0.2)	0.1	(0.4)	0.1	Earnings before income taxes
	—	—	0.1	—	Income tax provision
	$(0.2)	$0.1	$(0.3)	$0.1	Net earnings from continuing operations

Amount of gain (loss) reclassified into earnings on derivative contracts:
Interest rate contracts	$(0.2)	$(0.1)	$(0.5)	$(0.4)	Interest expense
Foreign exchange contracts	(1.7)	1.4	(8.8)	8.1	Cost of sales
Commodity contracts	1.6	—	3.1	—	Cost of sales
	(0.3)	1.3	(6.2)	7.7	Earnings before income taxes
	0.1	(0.2)	1.7	(1.9)	Income tax provision
	$(0.2)	$1.1	$(4.5)	$5.8	Net earnings from continuing operations

Note 13 – Income Taxes

The Company recognized an income tax provision for the three and nine months ended October 2, 2021 of $38.8 million and $141.4 million, respectively, which included a net charge of $2.0 million and $5.2 million, respectively. The net charge of $2.0 million is primarily associated with the change in estimates for prior period tax returns. The net charge of $5.2 million includes the aforementioned change in estimates for prior period tax returns, along with branch restructuring charges offset by net excess tax benefits related to share-based compensation and valuation allowance adjustments. The Company recognized an income tax provision for the three and nine months ended September 26, 2020 of $38.9 million and $74.9 million, respectively, which included a net benefit of $0.7 million and $0.6 million, respectively. These net benefits primarily related to a change in unrecognized tax benefits and changes in the valuation allowance. The effective tax rate, which is calculated as the income tax provision as a percentage of earnings before income taxes, for the three and nine months ended October 2, 2021 was 21.2 percent and 22.3 percent, respectively. The effective tax rate for the three and nine months ended September 26, 2020 was 22.1 percent and 21.2 percent, respectively.

No deferred income taxes have been provided as of October 2, 2021, December 31, 2020 or September 26, 2020 on the applicable undistributed earnings of the non-U.S. subsidiaries where the indefinite reinvestment assertion has been applied. If at some future date these earnings cease to be indefinitely reinvested and are repatriated, the Company may be subject to additional U.S. income taxes and foreign withholding taxes on such amounts. The Company continues to provide deferred taxes, as required, on the undistributed net earnings of foreign subsidiaries and unconsolidated affiliates that are not deemed to be indefinitely reinvested in operations outside the United States.

As of October 2, 2021, December 31, 2020 and September 26, 2020, the Company had $4.5 million, $4.1 million and $4.1 million of gross unrecognized tax benefits, including interest, respectively. The Company believes it is reasonably possible that the total amount of gross unrecognized tax benefits as of October 2, 2021 could decrease by approximately $0.5 million in the next 12 months due to settlements with taxing authorities or lapses in the applicable statute of limitations. Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be significant changes in the amount of unrecognized tax benefits in 2021, but the amount cannot be estimated at this time.

Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company is regularly audited by federal, state and foreign tax authorities. The Internal Revenue Service (IRS) has completed its field examination and has issued its Revenue Agents Report through the 2014 tax year; and all open issues have been resolved. The Company is currently open to tax examinations by the IRS for the 2017 through 2019 tax years. Primarily as a result of filing amended returns, which were generated by the closing of federal income tax audits, the Company is still open to state and local tax audits in major tax jurisdictions dating back to the 2014 taxable year. The Company is no longer subject to income tax examinations by any major foreign tax jurisdiction for years prior to 2013.

Note 14 – Debt

The following table provides the changes in the Company's long-term debt for the nine months ended October 2, 2021:

(in millions)	Current maturities of long-term debt	Long-term debt	Total
Balance as of December 31, 2020	$43.1	$908.3	$951.4
Proceeds from issuances of long-term debt	0.4	994.0	994.4
Repayments of long-term debt	(0.1)	(113.5)	(113.6)
Other	(0.2)	(1.1)	(1.3)
Balance as of October 2, 2021	$43.2	$1,787.7	$1,830.9

As of October 2, 2021, Brunswick was in compliance with the financial covenants associated with its debt.

Bridge Facility

In June 2021, the Company entered into a commitment letter with JPMorgan Chase Bank, N.A. ("JP Morgan") to obtain a 364-day senior unsecured bridge facility in an aggregate amount of principal not to exceed $900.0 million (the "Bridge Facility"). The Company obtained the bridge commitment in anticipation of the acquisition of Navico, and the commitment was terminated in August 2021 when the Company obtained the Notes, as defined below. Refer to Note 15 – Subsequent Events for further details regarding the acquisition of Navico.

2024 and 2031 Notes

In August 2021, the Company issued aggregate principal amount of $450.0 million of 0.850% Senior Notes due 2024 (the "2024 Notes") and $550.0 million of 2.400% Senior Notes due 2031 (the "2031 Notes" and, together with the 2024 Notes, the "Notes") in a public offering, which resulted in aggregate net proceeds to the Company of $992.9 million. Net proceeds from the offering were used for the acquisition of Navico and for general corporate purposes.

The 2024 Notes and 2031 Notes bear interest at rates of 0.850% and 2.400% per year, respectively, each payable semiannually in arrears on February 18 and August 18, and the first interest payment date will be February 18, 2022. The 2024 Notes will mature on August 18, 2024, and the 2031 Notes will mature on August 18, 2031.

The 2024 Notes are not redeemable prior to August 18, 2022. The Company may redeem the 2031 Notes, in whole or in part, at any time and from time to time prior to maturity. If the Company elects to redeem the 2031 Notes at any time prior to May 18, 2031 (the date that is three months prior to the maturity of the 2031 Notes), it will pay a "make-whole" redemption price set forth in the Fourth Supplemental Indenture to the Indenture dated as of October 3, 2018 ("Fourth Supplemental Indenture"). On or after August 18, 2022, in the case of the 2024 Notes, or May 18, 2031, in the case of the 2031 Notes, the Company may, at its option, redeem the 2024 Notes and the 2031 Notes, in whole or in part at any time and from time to time, at a redemption price equal to 100% of the principal amount thereof. In addition to the redemption price, the Company will pay accrued and unpaid interest to, but not including, the redemption date.

If the Company experiences a change of control triggering event with respect to a series of Notes, as defined in the Fourth Supplemental Indenture, each holder of such series of Notes may require the Company to repurchase some or all of its Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to, but not including, the repurchase date. Pursuant to the terms of the Notes, the Company and its restricted subsidiaries will be subject to, among other covenants, restrictions on the incurrence of debt secured by liens on Principal Property (as defined in the Indenture dated as of October 3, 2018) or shares of capital stock of such restricted subsidiaries, entering into sale and leaseback transactions in respect of Principal Property and mergers or consolidations with another entity or sales, transfers or leases of the Company's properties and assets substantially as an entirety to another person.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Tender Offers

In August 2021, the Company commenced tender offers to purchase for cash the 7.375% Debentures due 2023 ("2023 Debentures") and 7.125% Notes due 2027 ("2027 Notes"). The tender offers expired on August 10, 2021. At the expiration date, $23.4 million of the $103.1 million aggregate principal amount of outstanding 2023 Debentures and $2.5 million of the $163.3 million aggregate principal amount of outstanding 2027 Notes were validly tendered and not validly withdrawn. This amount excludes outstanding securities tendered pursuant to the guaranteed delivery procedures described in the tender offer documents, which remain subject to the holders' performance of the delivery requirements under such procedures. The Company recognized a loss on early extinguishment of debt of $4.2 million related to the tender offers.

Credit Facility

In July 2021, the Company entered into an Amended and Restated Credit Agreement (the "Amended Credit Facility") with certain wholly-owned subsidiaries of the Company as subsidiary borrowers and lenders as parties, and JPMorgan as administrative agent. The Amended Credit Facility amends and restates the Credit Facility dated as of March 21, 2011, as amended and restated through November 12, 2019. The Amended Credit Facility increases the revolving commitments to $500.0 million, with the capacity to add up to $100.0 million of additional revolving commitments, and amends the Credit Facility in certain respects, including, among other things:

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

As of October 2, 2021 there were no borrowings outstanding, and available borrowing capacity totaled $497.2 million, net of $2.8 million of letters of credit outstanding, under the Credit Facility. Refer to Note 16 in the Notes to Consolidated Financial Statements in the 2020 Form 10-K for details regarding Brunswick's Credit Facility.

Note 15 – Subsequent Events

On October 4, 2021, the Company acquired all the issued and outstanding shares of Marine Innovations Group AS, known as "Navico," for $1.094 billion net cash consideration. The Company used a combination of the Notes, as described in Note 14 – Debt, and cash on hand to fund the acquisition. Navico was a privately held global company based in Egersund, Norway, and is a global leader in marine electronics and sensors, including multi-function displays, fish finders, autopilots, sonar, radar, and cartography. The acquisition of Navico accelerates our ACES (Autonomy, Connectivity, Electrification, and Shared access) strategy and strengthens our ability to provide complete, innovative digital solutions to consumers and comprehensive, integrated system offerings to our original equipment manufacturer customers. The acquisition will be reported within the Company's Parts & Accessories segment. Given the recent date of the closing, a preliminary purchase price allocation has not yet been completed as of the date these financial statements were issued. Transaction costs associated with this acquisition of $1.6 million and $7.1 million were expensed as incurred within Selling, general and administrative expense during the three and nine months ended October 2, 2021, respectively.

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

Impact of COVID-19

All global manufacturing and distribution facilities continue to focus on rigorously applying, evolving, and automating COVID-19 mitigation procedures, while continuing to ramp-up global production to meet unprecedented demand as consumers continue to take advantage of flexible work schedules allowing for more leisure time. The strong demand environment for our products experienced during the second half of 2020 has continued through 2021. COVID-19 related shut-downs have affected operations in the quarter, such as the temporary closure of a key manufacturing and distribution facility in New Zealand. Despite elevated production levels consistent with our plan, the continued surge in retail demand, market share gains, and supply chain challenges continue to drive historically low pipeline inventory levels, with third quarter pipeline inventory for our boat segment down to just over 10 weeks on hand.

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

Acquisitions

On October 4, 2021, the Company completed its acquisition of Navico for $1.094 billion. Navico was a privately held global company based in Egersund, Norway, and is a global leader in marine electronics and sensors, including multi-function displays, fish finders, autopilots, sonar, radar, and cartography. Refer to Note 15 - Subsequent Events in the Notes to the Condensed Consolidated Financial Statements for further information.

Overview

Net sales increased 16 percent during the third quarter of 2021 when compared with the third quarter of 2020, primarily attributable to strong global demand for marine products, market share gains, and increased pricing. In the Propulsion segment, strong demand for all product categories, together with market share gains, drove higher sales which continue to be enabled by increased production levels. In the Parts and Accessories segment, robust aftermarket demand driven by elevated boating participation and favorable late-season weather conditions in many areas resulted in higher sales, for all of our businesses. Boat segment sales also increased across all product categories. Our international net sales increased 19 percent and 17 percent in the third quarter on a GAAP and constant currency basis, respectively.

Net sales increased 39 percent during the first nine months of 2021, when compared with the first nine months of 2020, due to the same factors described above. Our international net sales increased 43 percent and 35 percent during the first nine months of 2021 on a GAAP and constant currency basis, respectively, with growth in all regions.

Operating earnings in the third quarter of 2021 were $209.0 million and $221.1 million on a GAAP and As Adjusted basis, respectively. This compares to operating earnings during the third quarter of 2020 of $192.6 million and $202.9 million on a GAAP and As Adjusted basis, respectively.

Operating earnings in the first nine months of 2021 were $691.1 million and $730.5 million on a GAAP and As Adjusted basis, respectively. This compares to operating earnings during the first nine months of 2020 of $402.8 million and $433.3 million on a GAAP and As Adjusted basis, respectively.

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

The table below summarizes the impact of changes in currency exchange rates on our net sales:

	Three Months Ended				Nine Months Ended
	Net Sales		2021 vs. 2020		Net Sales		2021 vs. 2020
(in millions)	Oct 2, 2021	Sep 26, 2020	GAAP	Currency impact	Oct 2, 2021	Sep 26, 2020	GAAP	Currency impact
Propulsion	$626.9	$526.5	19.1%	0.9%	$1,934.2	$1,370.5	41.1%	2.7%
Parts & Accessories	494.0	459.9	7.4%	0.9%	1,502.5	1,148.0	30.9%	2.5%
Boat	401.5	328.1	22.4%	0.5%	1,270.1	869.5	46.1%	1.8%
Segment Eliminations	(95.2)	(81.4)	17.0%	0.4%	(291.6)	(201.6)	44.6%	1.0%
Total	$1,427.2	$1,233.1	15.7%	0.8%	$4,415.2	$3,186.4	38.6%	2.5%

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended:

	Three Months Ended		2021 vs. 2020			Nine Months Ended		2021 vs. 2020
(in millions, except per share data)	Oct 2, 2021	Sep 26, 2020	$ Change	% Change		Oct 2, 2021	Sep 26, 2020	$ Change	% Change
Net sales	$1,427.2	$1,233.1	$194.1	15.7%		$4,415.2	$3,186.4	$1,228.8	38.6%
Gross margin(A)	410.4	376.9	33.5	8.9%		1,289.2	876.7	412.5	47.1%
Restructuring, exit and impairment charges	—	1.8	(1.8)	(100.0)%		0.7	4.3	(3.6)	(83.7)%
Operating earnings	209.0	192.6	16.4	8.5%		691.1	402.8	288.3	71.6%
Net earnings from continuing operations	144.6	136.8	7.8	5.7%		493.4	278.7	214.7	77.0%

Diluted earnings per common share from continuing operations	$1.85	$1.71	$0.14	8.2%		$6.28	$3.49	$2.79	79.9%

Expressed as a percentage of Net sales:
Gross margin (A)	28.8%	30.6%		(180)	bps	29.2%	27.5%		170	bps
Selling, general and administrative expense	11.6%	12.3%		(70)	bps	11.1%	12.0%		(90)	bps
Research and development expense	2.5%	2.5%		—	bps	2.4%	2.8%		(40)	bps
Restructuring, exit and impairment charges	0.0%	0.1%		(10)	bps	0.0%	0.1%		(10)	bps
Operating margin	14.6%	15.6%		(100)	bps	15.7%	12.6%		310	bps

bps = basis points

(A)Gross margin is defined as Net sales less Cost of sales as presented in the Condensed Consolidated Statements of Comprehensive Income.

The following is a summary of Adjusted operating earnings and Adjusted diluted earnings per common share from continuing operations for the three and nine months ended when compared with the same prior year comparative period:

	Three Months Ended				Nine Months Ended
	Operating Earnings		Diluted Earnings (Loss) Per Share		Operating Earnings		Diluted Earnings (Loss) Per Share
(in millions, except per share data)	Oct 2, 2021	Sep 26, 2020	Oct 2, 2021	Sep 26, 2020	Oct 2, 2021	Sep 26, 2020	Oct 2, 2021	Sep 26, 2020
GAAP	$209.0	$192.6	$1.85	$1.71	$691.1	$402.8	$6.28	$3.49
Restructuring, exit, and impairment charges	—	1.8	—	0.02	0.7	4.3	0.01	0.03
Purchase accounting amortization	7.6	7.5	0.07	0.07	22.7	22.6	0.22	0.22
Sport Yacht & Yachts	—	—	—	—	3.8	—	0.03	—
Acquisition, integration, and IT related costs	4.5	1.0	0.08	0.01	12.9	3.6	0.15	0.04
Palm Coast reclassified from held-for-sale	—	—	—	—	0.8	—	0.01	—
Gain on sale of assets	—	—	—	—	(1.5)	—	(0.01)	—
Pension settlement benefit	—	—	—	—	—	—	—	(0.01)
Loss on early extinguishment of debt	—	—	0.04	—	—	—	0.04	—
Special tax items	—	—	0.03	(0.01)	—	—	0.09	(0.01)
As Adjusted	$221.1	$202.9	$2.07	$1.80	$730.5	$433.3	$6.82	$3.76

GAAP operating margin	14.6%	15.6%			15.7%	12.6%
Adjusted operating margin	15.5%	16.5%			16.5%	13.6%

Net sales increased 16 percent and 39 percent during the third quarter and first nine months of 2021, respectively, when compared with the same prior year periods. Sales in each segment benefited from increased volume due to strong global demand for marine products, market share gains, and increased pricing. Refer to the Propulsion, Parts and Accessories, and Boat segments for further details on the drivers of net sales changes.

Gross margin percentage decreased 180 basis points in the third quarter of 2021 when compared with the same prior year period, with all segments benefiting from the factors increasing sales and favorable changes in foreign currency exchange rates, partially offset by increased input costs. Gross margin percentage increased 170 basis points in the first nine months of 2021 when compared with the same prior year period, with all segments benefiting from increased sales, favorable factory absorption from increased production, and favorable changes in foreign currency exchange rates.

Selling, general and administrative expense (SG&A) increased during the third quarter and first nine months of 2021 when compared with the same prior year periods. Excluding certain one-time items presented above, SG&A as a percentage of sales was lower in the third quarter and first nine months of 2021 compared with the same prior year periods, reflecting the strong increase in net sales, partially offset by increased spending on sales and marketing, ACES strategy, and other growth initiatives. SG&A as a percentage of sales was also impacted by higher variable compensation costs during the first nine months of 2021 when compared with the same prior year period. Research and development expense increased in 2021 versus 2020, reflecting continued investment in new products in all segments.

We did not recognize any restructuring, exit and impairment charges during the three months ended October 2, 2021, but recorded restructuring, exit and impairment charges of $0.7 million during the nine months ended October 2, 2021. We recorded $1.8 million and $4.3 million of restructuring, exit and impairment charges during the three and nine months ended September 26, 2020, respectively. Refer to Note 4 – Restructuring, Exit and Impairment Activities in the Notes to Condensed Consolidated Financial Statements for further information.

We recorded Equity earnings of $0.3 million and $1.5 million in the three and nine months ended October 2, 2021, respectively, which were mainly related to our marine and technology-related joint ventures. This compares with Equity earnings of $0.6 million and $3.5 million in the three and nine months ended September 26, 2020, respectively.

We recognized $(1.6) million and $(4.4) million in Other expense, net in the three and nine months ended October 2, 2021, respectively. This compares with $(1.2) million and $(2.7) million recognized in Other expense, net in the three and nine months ended September 26, 2020, respectively. Other expense, net primarily includes other postretirement benefit costs and remeasurement gains and losses resulting from changes in foreign currency rates.

Net interest expense was consistent for the three months ended October 2, 2021 when compared with the same prior year period. Net interest expense decreased for the nine months ended October 2, 2021 when compared with the same prior year period due to reduction in average daily debt outstanding, which was influenced by the timing of debt retirements and debt issuances. Refer to Note 14 – Debt in the Notes to Condensed Consolidated Financial Statements and Note 16 in the Notes to Consolidated Financial Statements in the 2020 Form 10-K.

We recognized a $4.2 million loss on early extinguishment of debt for the three and nine months ended October 2, 2021 related to the tender of our 2023 Debentures and 2027 Notes. We also recognized $4.0 million of transaction financing charges for the three and nine months ended October 2, 2021 related to the Bridge Facility that was secured in anticipation of the Navico acquisition. Refer to Note 14 – Debt in the Notes to Condensed Consolidated Financial Statements.

Income tax provision for the three and nine months ended October 2, 2021 was $38.8 million and $141.4 million, respectively, compared to $38.9 million and $74.9 million for the three and nine months ended September 26, 2020, respectively. The increase for the first nine months compared with the same prior year period is primarily due to increased earnings before income taxes.

The effective tax rate, which is calculated as the income tax provision as a percentage of earnings before income taxes, for the three and nine months ended October 2, 2021, was 21.2 percent and 22.3 percent, respectively. The effective tax rate for the three and nine months ended September 26, 2020 was 22.1 percent and 21.2 percent, respectively.

Due to the factors described in the preceding paragraphs, operating earnings, net earnings from continuing operations, and diluted earnings per common share from continuing operations increased during the third quarter and first nine months of 2021 when compared with the same prior year periods.

Propulsion Segment

The following table sets forth Propulsion segment results for the three and nine months ended:

	Three Months Ended		2021 vs. 2020			Nine Months Ended		2021 vs. 2020
(in millions)	Oct 2, 2021	Sep 26, 2020	$ Change	% Change		Oct 2, 2021	Sep 26, 2020	$ Change	% Change
Net sales	$626.9	$526.5	$100.4	19.1%		$1,934.2	$1,370.5	$563.7	41.1%
Operating earnings	112.5	94.1	18.4	19.6%		359.1	203.1	156.0	76.8%
Operating margin	17.9%	17.9%		—	bps	18.6%	14.8%		380	bps

bps = basis points

Propulsion segment net sales increased $100.4 million, or 19 percent, in the third quarter of 2021 compared to the third quarter of 2020 due to the factors affecting all of our segments previously mentioned.

Propulsion segment net sales increased $563.7 million, or 41 percent, in the first nine months of 2021 versus prior year as a result of the same factors described above.

International sales were 31 percent of the segment's net sales during the third quarter of 2021 and increased 13 percent from the prior year on a GAAP basis. On a constant currency basis, international net sales increased 10 percent, with increases across all regions except Asia-Pacific. International sales were 35 percent of the segment's net sales through the first nine months of 2021 and increased 35 percent from the prior year on a GAAP basis. On a constant currency basis, international sales increased 28 percent through the first nine months of 2021, with increases across all regions except Asia-Pacific.

Propulsion segment operating earnings in the third quarter of 2021 were $112.5 million, an increase of 20 percent when compared to the third quarter of 2020, due to the benefits from more favorable sales mix and favorable absorption, in addition to the factors affecting all of our segments previously mentioned. Operating earnings for the first nine months of 2021 were $359.1 million, an increase of 77 percent as a result of the same factors described above.

Parts & Accessories Segment

The following table sets forth Parts and Accessories (P&A) segment results for the three and nine months ended:

	Three Months Ended		2021 vs. 2020			Nine Months Ended		2021 vs. 2020
(in millions)	Oct 2, 2021	Sep 26, 2020	$ Change	% Change		Oct 2, 2021	Sep 26, 2020	$ Change	% Change
Net sales	$494.0	$459.9	$34.1	7.4%		$1,502.5	$1,148.0	$354.5	30.9%

GAAP operating earnings	$100.6	$99.9	$0.7	0.7%		$306.9	$226.2	$80.7	35.7%
Restructuring, exit and impairment charges	—	0.5	(0.5)	(100.0)%		0.7	0.8	(0.1)	(12.5)%
Purchase accounting amortization	7.2	7.1	0.1	1.4%		21.6	21.5	0.1	0.5%
Acquisition, integration and IT costs	1.9	—	1.9	NM		7.7	—	7.7	NM
Gain on sale of assets	—	—	—	NM		(1.5)	—	(1.5)	NM
Adjusted operating earnings	$109.7	$107.5	$2.2	2.0%		$335.4	$248.5	$86.9	35.0%

GAAP operating margin	20.4%	21.7%		(130)	bps	20.4%	19.7%		70	bps
Adjusted operating margin	22.2%	23.4%		(120)	bps	22.3%	21.6%		70	bps

NM = not meaningful
bps = basis points

P&A segment net sales increased $34.1 million, or 7 percent, in the third quarter of 2021 versus the third quarter of 2020 due to the factors impacting all of our segments previously mentioned.

P&A segment net sales increased $354.5 million, or 31 percent, in the first nine months of 2021 versus prior year as a result of the same factors described above.

International sales were 29 percent of the P&A segment's net sales in the third quarter of 2021 and increased 15 percent year-over-year on a GAAP basis. On a constant currency basis, international net sales increased 12 percent, with increases across all regions. International sales were 30 percent of the P&A segment's net sales in the first nine months of 2021 and increased 46 percent year-over-year on a GAAP basis. On a constant currency basis, international net sales increased 36 percent through the first nine months of 2021, with increases across all regions.

P&A segment operating earnings were $100.6 million in the third quarter of 2021, an increase of 1 percent when compared to the third quarter of 2020. Operating earnings, while positively impacted by the factors impacting all of our segments previously mentioned, were also negatively impacted by the closure of a key manufacturing and distribution location in New Zealand for a large portion of the quarter due to national COVID-19 lockdowns. Operating earnings for the first nine months of 2021 were $306.9 million, an increase of 36 percent, as a result of the same factors described above.

Boat Segment

The following table sets forth Boat segment results for the three and nine months ended:

	Three Months Ended		2021 vs. 2020			Nine Months Ended		2021 vs. 2020
(in millions)	Oct 2, 2021	Sep 26, 2020	$ Change	% Change		Oct 2, 2021	Sep 26, 2020	$ Change	% Change
Net sales	$401.5	$328.1	$73.4	22.4%		$1,270.1	$869.5	$400.6	46.1%

GAAP operating earnings	$24.9	$28.3	$(3.4)	(12.0)%		$109.9	$35.4	$74.5	NM
Restructuring, exit and impairment charges	—	1.2	(1.2)	(100.0)%		—	1.5	(1.5)	(100.0)%
Sport Yacht & Yachts	—	—	—	NM		3.8	—	3.8	NM
Acquisition, integration, and IT related costs	2.5	0.4	2.1	NM		5.1	1.7	3.4	200.0%
Palm Coast reclassified from held-for-sale	—	—	—	NM		0.8	—	0.8	NM
Purchase accounting amortization	0.4	0.4	—	NM		1.1	1.1	—	NM
Adjusted operating earnings	$27.8	$30.3	$(2.5)	(8.3)%		$120.7	$39.7	$81.0	NM

GAAP operating margin	6.2%	8.6%		(240)	bps	8.7%	4.1%		460	bps
Adjusted operating margin	6.9%	9.2%		(230)	bps	9.5%	4.6%		490	bps

NM = not meaningful
bps = basis points

Boat segment net sales increased $73.4 million, or 22 percent, in the third quarter of 2021 versus the third quarter of 2020, driven by lower discount levels, as well as the factors affecting all of our segments previously mentioned.

Boat segment net sales increased $400.6 million, or 46 percent, in the first nine months of 2021 versus prior year as a result of the same factors described above.

International sales were 24 percent of the segment's net sales in the third quarter of 2021 and increased 48 percent on a GAAP basis. On a constant currency basis, international sales increased 46 percent, with increases in Canada, Europe, Middle East and Africa offset by decreases in Rest-of-World and Asia-Pacific. International sales were 26 percent of the segment's net sales in the first nine months of 2021 and increased 63 percent on a GAAP basis. On a constant currency basis, international sales increased 56 percent through the first nine months of 2021, with increases across all regions.

Boat segment operating earnings in the third quarter of 2021 were $24.9 million, a decrease of 12 percent when compared to the third quarter of 2020, as increased sales volume and pricing, together with lower retail discount levels, were more than offset by material inflation and higher costs due to manufacturing inefficiencies. Operating earnings in the first nine months of 2021 were $109.9 million, an increase of $74.5 million, as benefits from increased sales for the year more than offset the higher input costs and manufacturing inefficiencies previously mentioned.

Corporate/Other

The following table sets forth Corporate/Other results for the three and nine months ended:

	Three Months Ended		2021 vs. 2020		Nine Months Ended		2021 vs. 2020
(in millions)	Oct 2, 2021	Sep 26, 2020	$ Change	% Change	Oct 2, 2021	Sep 26, 2020	$ Change	% Change
GAAP operating loss	$(29.0)	$(29.7)	$0.7	(2.4)%	$(84.8)	$(61.9)	$(22.9)	37.0%
Restructuring, exit and impairment charges	—	0.1	(0.1)	(100.0)%	—	2.0	(2.0)	(100.0)%
Acquisition, integration, and IT related costs	0.1	0.6	(0.5)	(83.3)%	0.1	1.9	(1.8)	(94.7)%
Adjusted operating loss	$(28.9)	$(29.0)	$0.1	(0.3)%	$(84.7)	$(58.0)	$(26.7)	46.0%

NM = not meaningful

Corporate operating expenses in the third quarter of 2021 were $29.0 million, a decrease of $0.7 million when compared to the third quarter of 2020.

Corporate operating expenses increased 37 percent in the first nine months of 2021 versus 2020, primarily due to an increase in variable compensation expense as well as an increase in spending on certain enterprise initiatives including ACES.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the nine months ended:

(in millions)	October 2, 2021	September 26, 2020
Net cash provided by operating activities of continuing operations	$475.1	$637.4
Net cash (used for) provided by:
Plus: Capital expenditures	(180.2)	(120.6)
Plus: Proceeds from the sale of property, plant and equipment	5.6	2.0
Plus: Effect of exchange rate changes	(3.9)	1.2
Total free cash flow (A)	$296.6	$520.0

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

Our major sources of funds for capital investments, acquisitions, share repurchase programs and dividend payments are cash generated from operating activities, available cash and marketable securities balances, and borrowings. We evaluate potential acquisitions, divestitures and joint ventures in the ordinary course of business.

2021 Cash Flow

Net cash provided by operating activities of continuing operations in the first nine months of 2021 totaled $475.1 million versus $637.4 million in the comparable period of 2020. The decrease is primarily due to increased working capital, partially offset by higher net earnings during the first nine months of 2021. Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Condensed Consolidated Balance Sheets, excluding the impact of acquisitions and non-cash adjustments.

The primary drivers of net cash provided by operating activities of continuing operations in 2021 were net earnings, net of non-cash items, partially offset by the impact of increasing working capital, including increasing inventory levels to help ensure manufacturing continuity and rebuild pipeline inventories. Accounts and notes receivable increased $110.6 million primarily due to increased sales across all segments. Inventory increased $235.8 million, driven by increases to support higher production volumes. Accounts payable increased $114.6 million primarily due to timing of payments and higher inventory levels across all reportable segments. Accrued expenses increased $22.1 million primarily driven by increased variable compensation.

Net cash used for investing activities of continuing operations was $178.1 million, which primarily included capital expenditures of $180.2 million, acquisitions of businesses of $50.3 million, offset by sales of marketable securities of $55.9 million. Our capital spending was focused on investments in new products and technologies as well as increased production capacity.

Net cash provided by financing activities was $684.4 million and primarily related to net proceeds from issuances of long-term debt in connection with the Navico acquisition, offset by payments of long-term debt including current maturities, common stock repurchases, and cash dividends paid to common shareholders. Refer to Note 14 –Debt in the Notes to Condensed Consolidated Financial Statements for further details on our debt activity during the quarter.

2020 Cash Flow

Net cash provided by operating activities of continuing operations in the first nine months of 2020 totaled $637.4 million. The primary drivers of cash provided by operating activities of continuing operations were net earnings net of non-cash expense items and favorable working capital usage. During the first nine months of 2020, Inventory decreased $233.0 million primarily due to the strong increase in net sales in the period and production disruptions earlier in the year. Accounts and notes receivable increased $76.0 million primarily due to the strong increase in net sales towards the end of the period. Accounts payable increased $13.5 million primarily due to production increases, which was partially offset by timing of payments.

Net cash used for investing activities of continuing operations was $116.1 million, which included capital expenditures of $120.6 million. The Company's capital spending was focused on investments in new products and expediting existing capital projects given the available free cash flow during the year.

Net cash used for financing activities was $190.9 million, primarily related to payments of long-term debt including current maturities, common stock repurchases and cash dividends paid to common shareholders. Refer to Note 16 - Debt in the Notes to Consolidated Financial Statements in the 2020 Form 10-K for further details on our 2020 debt activity.

Liquidity and Capital Resources

We view our highly liquid assets as of October 2, 2021, December 31, 2020 and September 26, 2020 as:

(in millions)	October 2, 2021	December 31, 2020	September 26, 2020
Cash and cash equivalents	$1,486.4	$519.6	$650.4
Short-term investments in marketable securities	0.8	56.7	0.8
Total cash, cash equivalents and marketable securities	$1,487.2	$576.3	$651.2

The following table sets forth an analysis of total liquidity as of October 2, 2021, December 31, 2020 and September 26, 2020:

(in millions)	October 2, 2021	December 31, 2020	September 26, 2020
Cash, cash equivalents and marketable securities	$1,487.2	$576.3	$651.2
Amounts available under lending facility (A)	497.2	395.0	387.9
Total liquidity (B)	$1,984.4	$971.3	$1,039.1

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

Cash, cash equivalents and marketable securities totaled $1,487.2 million as of October 2, 2021, an increase of $910.9 million from $576.3 million as of December 31, 2020, and an increase of $836.0 million from $651.2 million as of September 26, 2020. Total debt as of October 2, 2021, December 31, 2020 and September 26, 2020 was $1,830.9 million, $951.4 million and $1,061.6 million, respectively. Our debt-to-capitalization ratio was 49.7 percent as of October 2, 2021, an increase from 38.7 percent as of December 31, 2020 and from 42.1 percent as of September 26, 2020.

We believe that we have adequate sources of liquidity to meet our short-term (for at least the next twelve months) and foreseeable long-term needs.

There was no borrowing activity under the Credit Facility during the first nine months of 2021, and we did not have any borrowings outstanding as of October 2, 2021. Available borrowing capacity totaled $497.2 million, net of $2.8 million of letters of credit outstanding under the Credit Facility. During the first nine months of 2021, there was no borrowing activity under our unsecured commercial paper program (CP Program), pursuant to which we may issue short-term, unsecured commercial paper notes. Refer to Note 14 – Debt in the Notes to Condensed Consolidated Financial Statements and Note 16 - Debt in the Notes to Consolidated Financial Statements in the 2020 Form 10-K for further details.

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

To finance the acquisition of Navico, we issued the Notes for aggregate net proceeds of $992.9 million. We also tendered our 2023 Debentures and 2027 Notes in the process, resulting in the retirement of $25 million of debt and a loss on early extinguishment of debt of $4.2 million. Refer to Note 14 – Debt and Note 15 – Subsequent Events in the Notes to Condensed Consolidated Financial Statements for further details.

2021 Capital Strategy

Our capital strategy assumptions have not materially changed since last quarter. The Notes issued in connection with the Navico acquisition create slightly higher interest expense for the year. We have also increased the amount of long-term debt obligations we plan to retire to approximately $125 million, in part as a result of the tender offers described above.

We plan to continue our systematic approach to share repurchases. With share repurchases of $98.7 million completed during the first nine months of 2021, we anticipate completing approximately $120 million of repurchases in 2021. Additionally, we expect capital expenditures to be in the range of approximately $270 million to $300 million intended to support, and in some cases accelerate, growth initiatives throughout our organization. This spending will be directed to new product investments in all of our businesses, cost reduction and automation projects, and select additional capacity-related initiatives to support demand and future growth, primarily in the Propulsion business.

These actions follow the increase of our dividend to 33.5 cents a share, a 24 percent dividend increase that was approved by the Board of Directors in April 2021, as we continue to balance increases in shareholder return and investment in growth initiatives.

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

As discussed in the 2020 Form 10-K, the preparation of the consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

Recent Accounting Pronouncements

Recent accounting pronouncements that have been adopted during the three months ended October 2, 2021, or will be adopted in future periods, are included in Note 1 – Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations, estimates, and projections about Brunswick’s business and by their nature address matters that are, to different degrees, uncertain. Words such as "may," "could," "should," "expect," "anticipate," "project," "position," "intend," "target," "plan," "seek," "estimate," "believe," "predict," "outlook," and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this quarterly report. These risks include, but are not limited to: the effect of adverse general economic conditions, including the amount of disposable income consumers have available for discretionary spending; changes in currency exchange rates; fiscal policy concerns; adverse economic, credit, and capital market conditions; higher energy and fuel costs; competitive pricing pressures; the coronavirus (COVID-19) pandemic and the emergence of variant strains; managing our manufacturing footprint; adverse weather conditions, climate change events and other catastrophic event risks; international business risks; our ability to develop new and innovative products and services at a competitive price; our ability to meet demand in a rapidly changing environment; loss of key customers; actual or anticipated increases in costs, disruptions of supply, or defects in raw materials, parts, or components we purchase from third parties, including as a result of pressures due to the pandemic; supplier manufacturing constraints, increased demand for shipping carriers, and transportation disruptions; absorbing fixed costs in production; risks associated with joint ventures that do not operate solely for our benefit; our ability to successfully implement our strategic plan and growth initiatives; our ability to integrate acquisitions, including Navico, and the risk for associated disruption to our business; the risk that unexpected costs will be incurred in connection with the Navico transaction or the possibility that the expected synergies and value creation from the transaction will not be realized or will not be realized within the expected time period; attracting and retaining skilled labor, implementing succession plans for key leadership, and executing organizational and leadership changes; our ability to identify, complete, and integrate targeted acquisitions; the risk that strategic divestitures will not provide business benefits; maintaining effective distribution; adequate financing access for dealers and customers; requirements for us to repurchase inventory; inventory reductions by dealers, retailers, or independent boat builders; risks related to the Freedom Boat Club franchise business model; outages, breaches, or other cybersecurity events regarding our technology systems, which could affect manufacturing and business operations and could result in lost or stolen information and associated remediation costs; our ability to protect our brands and intellectual property; changes to U.S. trade policy and tariffs; any impairment to the value of goodwill and other assets; product liability, warranty, and other claims risks; legal and regulatory compliance, including increased costs, fines, and reputational risks; changes in income tax legislation or enforcement; managing our share repurchases; and risks associated with certain divisive shareholder activist actions.

Additional risk factors are included in the 2020 Form 10-K and subsequent Quarterly Reports on Form 10-Q. Forward-looking statements speak only as of the date on which they are made, and Brunswick does not undertake any obligation to update them to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices. We enter into various hedging transactions to mitigate these risks in accordance with guidelines established by our management. We do not use financial instruments for trading or speculative purposes. Our risk management objectives are described in Note 6 – Financial Instruments in the Notes to Condensed Consolidated Financial Statements and Note 14 in the Notes to Consolidated Financial Statements in the 2020 Form 10-K.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors

Brunswick's operations and financial results are subject to various risks and uncertainties that could adversely affect the Company’s business, financial condition, results of operations, cash flows, and the trading price of Brunswick's common stock. There have been no material changes to the risk factors previously disclosed in the 2020 Form 10-K and subsequent Quarterly Reports on Form 10-Q, other than as set forth below.

The inability to successfully integrate new acquisitions, including Navico, could negatively impact financial results.

On October 4, 2021, Brunswick acquired Navico, a global leader in marine electronics and sensors. Acquisitions pose risks, such as our ability to project and evaluate market demand; maximize potential synergies and cost savings; make accurate accounting estimates; and achieve anticipated business objectives. The Navico acquisition and other recent or future acquisitions present these and other integration risks, including:

•disruptions in core, adjacent, or acquired businesses that could make it more difficult to maintain business and operational relationships, including customer and supplier relationships;
•the possibility that the expected synergies and value creation will not be realized or will not be realized within the expected time period;
•the risk that unexpected costs will be incurred;
•diversion of management attention; and
•difficulties retaining employees.

If we fail to timely and successfully integrate new businesses, including Navico, into existing operations, we may see higher production costs, lost sales, or otherwise diminished earnings and financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 20, 2021, our Board of Directors expanded our share repurchase authorization for an additional amount of $350 million, which was in addition to the prior authorization of $600 million from July 2019. Such repurchase authorizations do not have an expiration date. During the first nine months of 2021, we repurchased approximately $98.7 million of our common stock and the remaining authorization was $367.8 million.

We repurchased the following shares of common stock during the three months ended October 2, 2021:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Amount of Dollars that May Yet Be Used to Purchase Shares Under the Program
July 4 to July 31	81,807	$97.79	81,807
August 1 to August 28	112,379	101.69	112,379
August 29 to October 2	239,748	97.62	239,748
Total	433,934	$98.71	433,934	$367,808,363

Item 6. Exhibits

4.1
Base Indenture, dated as of October 3, 2018, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Brunswick’s Current Report on Form 8-K filed October 3, 2018), filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2021 and hereby incorporated by reference

4.2
Fourth Supplemental Indenture, dated as of August 18, 2021, between the Company and U.S. Bank National Association, as trustee, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2021 and hereby incorporated by reference

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

BRUNSWICK CORPORATION
November 1, 2021	By:	/s/ RANDALL S. ALTMAN
Randall S. Altman
Vice President and Controller*

*Mr. Altman is signing this report both as a duly authorized officer and as the principal accounting officer.