Form 10-K
period 2021-12-31
BRUNSWICK CORP
filed 2022-02-16
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 3, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock of the registrant held by non-affiliates was $7,598,113,363. Such number excludes stock beneficially owned by executive officers and directors. This does not constitute an admission that they are affiliates.

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of February 14, 2022 was 76,563,270.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Report on Form 10-K incorporates by reference certain information that will be set forth in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 4, 2022.

BRUNSWICK CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
December 31, 2021

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations, estimates, and projections about Brunswick's business and by their nature address matters that are, to different degrees, uncertain. Words such as "may," "could," "should," "expect," "anticipate," "project," "position," "intend," "target," "plan," "seek," "estimate," "believe," "predict," "outlook," and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this Annual Report on Form 10-K. These risks include, but are not limited to, those set forth under Item 1A of this Annual Report on Form 10-K. Forward-looking statements speak only as of the date on which they are made and Brunswick does not undertake any obligation to update them to reflect events or circumstances after the date of this Annual Report.

PART I
Item 1. Business

References to "we," "us," "our," the "Company," "Brunswick," and "Brunswick Corporation" refer to Brunswick Corporation and its consolidated subsidiaries unless the context specifically states or implies otherwise.

We design, manufacture, and market recreational marine products, including leading marine propulsion products and boats, as well as parts and accessories for the marine and RV markets, and we operate the world's largest boat club. Our commitment to developing the next generation of marine and recreational experiences, technologies, and connections is backed up by a long history of quality and innovation. Incorporated in Delaware on December 31, 1907, Brunswick has traded on the New York Stock Exchange for more than 95 years.

As the global leader in recreational marine, it is our intention to define the future of recreation through innovation and inspiration on the water. Our strategy is focused on:

•Understanding and addressing the changing needs and behaviors of global boating participants;
•Investing in innovative, global product leadership and leveraging our leading brands to meet consumer needs;
•Delivering distinctive, elevated ownership and shared-access experiences that expand boating participation;
•Investing in increasing global business resiliency;
•Being the partner of choice to our customers by offering leading, integrated technical and business solutions;
•Leading the industry in Autonomy, Connectivity, Electrification, and Shared Access (ACES) strategies, including with our portfolio of electrified solutions;
•Unlocking unique and profound enterprise synergies;
•Engaging consumers with the richest, most intuitive digital experiences;
•Being an acknowledged marine industry leader in sustainability; and
•Being an employer of choice through our clear purpose and culture of inclusiveness.

These strategies support our aim to create exceptional experiences for customers, expand participation in recreational boating, deliver industry transforming technology, and leverage our leading businesses to grow earnings and enhance shareholder value. Our integrated business strategy is supported by a balanced capital strategy that includes allocating capital to organic growth initiatives and strategic acquisition opportunities while also managing debt levels and maturities, maintaining strong cash and liquidity positions, and continuing to return capital to shareholders through dividends and share repurchases.

We have three reportable segments: Propulsion, Parts & Accessories (P&A), and Boat. The Propulsion segment manufactures and markets a full range of outboard, sterndrive, and inboard engines, as well as propulsion-related controls, rigging, and propellers. The P&A segment includes engine parts and consumables, such as oils and lubricants, electrical products, boat parts and systems, and our distribution business. The Boat segment manufactures and distributes recreational boats, including sport boats and cruisers, runabouts, fiberglass offshore boats and fishing boats, aluminum fishing, utility, pontoon and deck boats, tow/wake boats, and heavy-gauge aluminum boats. The Boat segment also includes Business Acceleration, which operates Freedom Boat Club, dealer financing and ancillary services, and develops other emerging marine business models.

The key brands associated with each of our segments are listed below.

Segment	Operating Divisions	Key Brands
Propulsion	Propulsion	Mercury Marine	MerCruiser	Mercury Diesel	Mercury Racing
Parts & Accessories	Engine P&A	BLA	Land 'N' Sea	Mercury Marine	Payne's Marine Group	Quicksilver
		Kellogg Marine Supply	Lankhorst Taselaar	Mercury Precision Parts	SeaChoice
	Advanced Systems Group	Ancor	BEP	Garelick	Mastervolt	RELiON
		ASG Connect	Blue Sea Systems	Lenco	MotorGuide	Whale
		Attwood	CZone	Marinco	ProMariner
	Navico	B&G	C-MAP	Lowrance	Simrad
Boat	Boat	Bayliner	Cypress Cay	Lowe	Quicksilver	Thunder Jet
		Boston Whaler	Harris	Lund	Rayglass	Uttern
		Crestliner	Heyday	Princecraft	Sea Ray
	Business Acceleration	Blue Water Finance	Boateka	Brunswick Acceptance Company	Brunswick Product Protection	Mercury Repower Finance
		BoatClass	Boater's Choice Insurance	Brunswick Dealer Advantage	Freedom Boat Club

Refer to Note 6 – Segment Information and Note 3 – Discontinued Operations in the Notes to Consolidated Financial Statements for additional information regarding our segments and discontinued operations.

Propulsion Segment

The Propulsion segment, which we believe is a world leader in the manufacturing and sale of recreational marine engines and propulsion systems, had net sales of $2,504.7 million in 2021. The Propulsion segment principally sells its products directly to independent boat builders, local, state, and foreign governments, and Brunswick's Boat segment. In addition, the Propulsion segment sells outboard engines through a global network of more than 8,800 marine dealers and distributors, specialty marine retailers, and marine service centers. The Propulsion segment designs and sells controls, rigging, and propellers to original equipment manufacturers (including Brunswick brands) and aftermarket retailers, distributors, and distribution businesses. White River Marine Group, LLC (including Tracker and Ranger Boats) and the Brunswick Boat Group are significant customers.

Mercury Marine brand engines are designed for use in recreational, commercial, and racing applications. Mercury Marine designs and sells four-stroke outboard engine models ranging from 2.5 to 600 horsepower in variations including naturally aspirated and supercharged engines. Mercury Marine and Mercury Racing manufacture inboard and sterndrive engine models ranging from 115 to 1,750 horsepower. Mercury Marine also manufactures two-stroke, non-DFI (direct fuel injection) engines for certain markets outside the United States. Most sterndrive and inboard engines are available with catalyst exhaust treatment and monitoring systems, and all Mercury Marine engines are compliant with applicable environmental, emissions, and noise regulations.

Parts & Accessories Segment

The P&A segment includes Engine Parts and Accessories, the Advanced Systems Group (ASG), and Navico operating divisions. P&A had net sales of $2,008.1 million in 2021. P&A products are designed for and sold mostly to aftermarket retailers, distributors, and distribution businesses, as well as original equipment manufacturers (including Brunswick brands) for both marine and non-marine markets. Intercompany sales to the Brunswick Boat Group were insignificant to the segment's sales in 2021.

The Engine P&A distribution businesses are leading distributors of both third party and our own marine parts and accessories throughout North America, Europe, and Asia-Pacific, offering same-day or next-day delivery service to a broad array of marine service facilities. ASG products include marine electronics, digital control and monitoring systems, instruments, trolling motors, fuel systems, batteries, power management, and electrical systems, as well as specialty vehicle, mobile, and transportation aftermarket products. In October 2021, we completed the acquisition of Navico, a global leader in marine electronics and sensors, including multi-function displays, fish finders, autopilots, sonar, radar, and cartography.

Boat Segment

The Boat segment consists of the Brunswick Boat Group (Boat Group), which manufactures and distributes recreational boats, and Business Acceleration. We believe that the Boat segment, which had net sales of $1,703.1 million during 2021, is a world leader in the manufacture and sale of pleasure motorboats. The Boat segment manages Brunswick's boat brands; evaluates and optimizes the Boat segment's boat portfolio; promotes recreational boating services and activities to enhance the consumer experience and dealer profitability, including through its Business Acceleration initiatives; and speeds the introduction of new technologies into boat manufacturing and design processes.

The Boat segment procures substantially all of its outboard engines, gasoline sterndrive engines, and gasoline inboard engines from Brunswick's Propulsion segment and boats often include other parts and accessories supplied by the P&A segment. The Boat Group sells its products through a global network of more than 1,300 dealers and distributors, with some operating in more than one location and some carrying more than one of our boat brands. The Boat Group's largest dealer, MarineMax, Inc., which has multiple locations and carries a number of the Boat Group's product lines, is a significant external customer.

Business Acceleration

The Business Acceleration Group is dedicated to developing emerging and disruptive business models, focusing on services and subscriptions, engaging the next generation of boaters, and investing in early-stage innovative marine companies. Business Acceleration businesses accounted for 3 percent of Boat segment sales in 2021.

Business Acceleration's Freedom Boat Club (FBC) is the world's largest boat club network. FBC operates in more than 320 locations across the U.S., Canada, and Europe and has approximately 48,000 memberships. FBC members pay an initiation fee and monthly dues in exchange for gaining shared access to their local club’s diverse fleet of boats and reciprocal privileges at other FBC locations.

Boateka, launched in 2021, sells certified pre-owned boats direct to consumers and differentiates itself by offering transparent pricing, a hassle-free purchase experience, and a 90-day warranty. Boating Services Network is a dealer finance and ancillary service business unit that provides floor plan financing through Brunswick Acceptance Company (USA) and Brunswick Commercial Finance (Canada), retail financing through Blue Water Finance and Mercury Repower Finance, retail extended warranties under the Passport and Passport Premier brands through Brunswick Product Protection Corporation, retail insurance through Boater's Choice Insurance, and marine services from close to 50 name brand providers through Brunswick Dealer Advantage. See the "Financing Joint Venture" section below for details about our related financing joint venture that operates closely with the Boating Services Network.

Financing Joint Venture

Through our Brunswick Financial Services Corporation subsidiary, we own a 49 percent interest in a joint venture, Brunswick Acceptance Company, LLC (BAC). Under the terms of the joint venture agreement (JV Agreement), BAC provides secured wholesale inventory floor plan financing to our boat and engine dealers. A subsidiary of Wells Fargo & Company owns the remaining 51 percent.

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

Distribution

We utilize independent distributors, dealers, and retailers (Dealers) for the majority of our boat sales, sales of parts and accessories, and some sales of marine engines. We have over 19,000 active Dealers serving our business segments worldwide. Our Dealers typically carry one or more product categories and are independent companies or proprietors that range in size from small, family-owned businesses to a large, publicly-traded corporation with substantial revenues and multiple locations. Some Dealers sell our products exclusively, while a majority also carry competitor and complementary products. We partner with our dealer network to improve quality, service, distribution, and delivery of parts and accessories to enhance the boating customer's experience.

Besides our network of independent Dealers, we operate our own P&A distribution companies, which are leading distributors of marine parts and accessories with a network of warehouses located throughout the markets they serve, offering same or next-day delivery to a broad array of marine service facilities and Dealers.

Many Dealers secure floor plan financing from BAC, and, to a lesser extent, from other third party financing companies, enabling them to stock product in advance of the peak selling season and providing stable channels for our products. Brunswick provides risk mitigation to BAC and other finance companies in the form of inventory repurchase commitments, under which we are obligated to repurchase inventory in the event of a Dealer's default. This risk mitigation is reflected in our Contingent Liabilities. We believe that these arrangements are in our best interest; however, these arrangements expose us to credit and business risk. Our business units, along with BAC, maintain active credit operations to manage this financial exposure, and we continually seek opportunities to sustain and improve the financial health of our various distribution channel partners. Refer to Note 8 – Financing Receivables and Note 13 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for further discussion of these arrangements.

Technology and Innovation

We believe Brunswick is uniquely positioned to define the future of the global marine industry. We are continuously and consistently innovating the future of recreational boating through growing service, connectivity, and alternative participation capabilities and businesses. To support our goal, we have established cross-functional and cross-business investments and initiatives, and hired new leaders with strong technology experience. We continue to develop solutions to further improve boater experiences both by advancing the efficiency and capabilities of our core product lines and through our ACES strategy.

In 2021, we expanded our i-Jet Innovation Lab at the University of Illinois at Urbana-Champaign and announced a new partnership with Carnegie Robotics LLC (CRL), a leading provider of advanced robotics, sensors, and autonomous solutions for a wide range of commercial and government applications. For the second time in three years, Brunswick and Mercury Marine have jointly won the Soundings Trade Only “Most Innovative Marine Company" award, tying for top honors at the International BoatBuilders’ Exhibition and Conference (IBEX) in Tampa, Florida.

Some recent examples of innovation include Mercury Marine's new 7.6 liter V12 600 horsepower Verado outboard engine, which has won multiple awards, including a CES Innovation Award in 2022. Boating Industry awarded Brunswick several Top Product Awards, including for the Verado engine, Attwood Sahara Mk2 Automatic Bilge Pump, MotorGuide xi3 kayak trolling motor, BEP Marine Smart Battery Hub, Lowrance ActiveTarget Live Sonar system, Sea Ray Sundancer 370 outboard, and the Bayliner Element M15. Mastervolt's MLI Ultra 1250 battery was awarded a 2021 DAME (Design Award Marine Equipment) Design Award (which honors excellence in innovation, design, and sustainability in the global marine market) and Quicksilver's 705 Pilothouse won the Best of Boats 2021 Award in the “Best for Fishing” category for the second consecutive year.

International Operations

Non-U.S. sales are set forth in Note 6 – Segment Information and Note 2 – Revenue Recognition in the Notes to Consolidated Financial Statements and are also included in the table below, which details our non-U.S. sales by region:

(in millions)	2021	2020	2019
Europe	$796.2	$550.1	$516.7
Canada	411.7	246.3	279.9
Asia-Pacific	439.0	383.9	274.9
Rest-of-World	237.4	169.2	165.8
Total	$1,884.3	$1,349.5	$1,237.3
Total International Sales as a Percentage of Net Sales	32%	31%	30%

We transact a portion of our sales in non-U.S. markets in local currencies, while a meaningful portion of our product costs are denominated in U.S. dollars as a result of our U.S. manufacturing operations. As a result, the strengthening or weakening of the U.S. dollar affects the financial results of our non-U.S. operations.

Propulsion non-U.S. sales represented approximately 43 percent of our non-U.S. sales in 2021. P&A non-U.S. sales comprised approximately 33 percent of our non-U.S. sales in 2021. Boat non-U.S. sales comprised approximately 24 percent of our non-U.S. sales in 2021. Of our boat sales in Canada and Europe, approximately 41 percent and 94 percent of the units, respectively, were produced in those regions.

Raw Materials and Supplies

We purchase a wide variety of raw materials from our supplier base, including commodities such as aluminum, resins, oil, and steel, as well as product parts and components, such as boat windshields. The prices for these raw materials, parts, and components fluctuate depending on market conditions. In 2021, our operations continued to experience intermittent supply chain uncertainty and disruptions. Our global procurement operations constantly strive to obtain adequate supplies, better leverage purchasing power across our divisions, and improve cost efficiencies. We mitigate commodity price risk on certain raw material purchases by entering into fixed priced contracts or derivatives to mitigate exposure related to changes in commodity prices.

Intellectual Property

We own intellectual property, including patents, trademarks, and trade secrets, related to our current and future products and production methods, in the U.S. and certain other countries. By law, patents have a limited term, so our patents expire over time. Our trademarks and trade secrets have potentially indefinite lives. We consider our collection of intellectual property to be a valuable asset that is important to our competitive position. As of December 31, 2021, we own more than:

•900 U.S. patents;
•270 pending U.S. patent applications;
•420 foreign patents;
•160 pending foreign patent applications;
•1,560 U.S. registered trademarks; and
•525 foreign registered trademarks.

We invest substantial resources in acquiring, maintaining, and defending our intellectual property rights, and we expect to continue to do so. When feasible, we seek patent protection on products and production methods that are under development, and in areas of possible future development. We require employees who will develop intellectual property, or who have access to intellectual property, to sign confidentiality and intellectual property assignment agreements. We invest in physical and IT security programs to prevent theft and inadvertent disclosure of trade secrets. In addition to "Brunswick," our primary trademarks include Mercury Marine, Boston Whaler, Lund, and Sea Ray.

Market and Competitive Conditions

Demand for our products is typically seasonal, with sales generally highest in the second quarter of the calendar year. Strong competition exists in each of our product groups, but no single enterprise competes with us in all product groups. In each product area, competitors range in size from large, highly-diversified companies to small, single-product businesses. We also indirectly compete with businesses that offer alternative leisure products or activities. The following summarizes our competitive position in each segment:

Propulsion: The Propulsion segment is a world leader in the manufacture and sale of recreational and commercial marine engines and related controls, rigging, and propellers. The marine engine market is highly competitive among several major international companies that comprise the majority of the market, including Japanese-based outboard engine manufacturers, as well as several smaller companies including Chinese manufacturers. Competitive advantage in this segment is a function of product features, technological leadership, quality, service, pricing, performance, manufacturing capabilities, depth of product portfolio, intuitive product controls, and durability, along with effective promotion, after-sales service, and distribution.

P&A: The P&A segment is a world leader in manufacturing, marketing, and distributing parts and accessories, including engine parts and consumables, electrical products, navigation, marine instruments, and boat parts and systems. The parts and accessories and distribution market is highly competitive and fragmented. Our competitive advantage in this market includes our product breadth, proprietary parts and technology, global distribution network, extensive portfolio of recognized brands, sales team, delivery timing, and service.

Boat: The Boat segment is a world leader in the manufacture and sale of recreational motorboats. There are several major manufacturers of pleasure and offshore fishing boats, along with hundreds of smaller manufacturers. However, few major manufacturers compete in the breadth of categories or geographies in which our Boat segment competes. Consequently, this business is highly competitive by category but also highly fragmented. In all of our boat operations, we compete on the bases of product features, technology, quality, brand strength, dealer service, pricing, performance, value, durability and styling, along with effective promotion and distribution. In addition, Freedom Boat Club is the largest operator of boat club locations in the world, with more than 320 locations. This operating model provides boaters a unique and lower cost means to participate in boating.

Climate Change and Environmental Compliance

Our customers rely on clean air and water to enjoy our products and services, and we are committed to practices and policies designed to help protect the environment and the well-being of our employees, customers, and the public. We seek to comply with applicable environmental regulatory and industry standards across all our facilities and in the products we manufacture. We strive to continually improve energy efficiency and minimize the carbon emissions of our operations, supply chain, and product portfolio and deliver more cost-effective and lower carbon technology products and solutions to our customers. These sustainability efforts are integrated into our business strategy and operations. Some recent sustainability projects and recognitions include:

•Mercury Marine’s recently upgraded stainless steel propeller production facility, with a finishing process that eliminates as much as 1.5 million pounds of landfill waste and 4.5 million gallons of wastewater each year, significantly reducing our waste generation and water consumption.

•Installation of Mercury Marine's first photovoltaic array at its Fond du Lac, Wisconsin headquarters and the nearly 2,000 solar panels at our facility in Petit-Rechain, Belgium, both supporting Brunswick's increased use of renewable energy.

•Brunswick's entry into a virtual power purchase agreement (VPPA) with Vesper Energy to offset a majority of the electrical power needs of Brunswick’s global operations through solar energy from Vesper’s 500 MW Hornet Solar project in Texas.

•Continued achievement of zero waste-to-landfill designations at our manufacturing and distribution facilities, including our Ft. Wayne Boat Group operations in Indiana and the Land ‘N’ Sea/Kellogg Marine facility in Old Lyme, Connecticut.

•RELiON Battery's partnership with 1% for the Planet nonprofit organization, Wine To Water, supporting its initiative to bring clean water to villages and schools in East Africa.

•ASG's design and delivery of over 1,200 generator set replacements to mobile customers, reducing CO2 emissions by more than 1,300 tons, with plans to increase installation of these gasoline generator alternatives for marine and RV products.

•Business Acceleration's new immersive on-water training program, BoatClass, designed to teach boating safety, assist boaters to gain confidence on the water, and promote boating safety and awareness.

•Brunswick's inclusion on Newsweek’s list of America's Most Responsible Companies for 2022.

•Sustainalytics' designation of Brunswick as Industry Top Rated in 2022.

For more information on our sustainability strategy, programming, data, and goals, we refer you to our annual Sustainability Report (which is not incorporated by reference herein), available on our website at https://www.brunswick.com/corporate-responsibility/sustainability.

We anticipate that increased global regulation relating to climate change, such as climate disclosure requirements or product emissions limitations, will require us to comply or potentially face market access limitations or other penalties, including fines. Our manufacturing operations and products are subject to numerous and increasingly strict federal, state, local, and foreign environmental laws and regulations. As we evolve our product electrification strategy, we are subject to other regulations and requirements relating to the transportation, storage, handling, and use of batteries and the components used in battery manufacturing. Our products are subject to increasingly stringent regulations regarding substance content in jurisdictions where we sell products, including the Restriction of Hazardous Substances (RoHS) directives in the European Union and China, the Registration, Evaluation, Authorization and Restriction of Chemicals (REACH) directive in the European Union, and the U.S. Toxic Substances Control Act (TSCA) and amendments. Compliance with these laws and regulations has not had a material impact on our capital expenditures, earnings, financial condition, or competitive position. There can be no assurance, however, that current or future environmental laws and regulations will not impose costly requirements upon us. Any failure to comply with applicable environmental laws, regulations, and contractual obligations could result in fines, suspension of production, the need to alter manufacturing processes, and legal liability, and could negatively affect our competitive position.

For further information, refer to Section 1A, Risk Factors, for a discussion of risks related to environmental compliance and to Note 13 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for a description of certain environmental proceedings.

Human Capital Resources

Brunswick is dedicated to creating an inspiring and inclusive work environment that attracts, develops, and retains top talent. This environment unlocks our employees’ potential to continue transforming the marine industry.

Employee Engagement, Learning, and Development
We provide opportunities for continuous learning and development, such as:

•Brunswick University, a learning platform that offers courses in leadership and innovation, effective communication, and strategic thinking;
•LEAD, a leadership development program that helps guide leaders to create performance excellence and develop customer experience thinking; and
•Rotational leadership programs to develop Brunswick’s future business and financial leaders.

We recognize that we operate in competitive marketplaces when it comes to finding top talent, particularly in technical fields. We strive to offer our employees career-specific tools and provide skilled apprenticeship programs and robust on-the-job training opportunities. Our technical career track provides development for engineers and technology personnel who will shape our future ACES initiatives. We also incentivize employee innovation through a long-established inventor recognition award program.

Part of employee development includes performance feedback and management, for which we have a standard process that includes opportunities for employee engagement at every stage. We also acutely focus on appropriate succession planning and foster internal promotion to key positions.

We believe our strong compliance culture plays a central role in engagement and retention. The Integrity Playbook, Brunswick’s code of conduct, serves as the foundation of our Ethics Program. In 2021, 98 percent of our global salaried population completed our annual code of conduct training.

Health and Safety
Employee health and safety are top priorities. We proactively identify and address potential safety risks in our business and operations. Our goal is to achieve zero work-related incidents and injuries. We maintain a Safety Management System (SMS) to formally address safety risk throughout the workplace. We use our SMS to manage potential work-related hazards that pose a risk of high consequence of potential injury. The implementation of both processes and systems that meet SMS criteria results in less frequent and less severe work-related incidents and injuries.

The Company's recordable and lost-time incident rates from 2019 to 2021 are as follows:

Recordable and Lost-Time Incident Rates
4
2
0
2.42
0.43
1.94
0.36
1.62
0.31
2019
2020
2021
Recordable Incident Rate
Lost-Time Incident Rate

With respect to the continued COVID-19 pandemic, we have updated and implemented responsive pandemic protocols. Our plans incorporate governmental guidance, rules, and regulations regarding workplace safety. We also took steps to enhance employee health and wellness at both corporate and facility levels, including:

•Sponsored on-site or nearby vaccination clinics;
•Established and supported a Wage Continuation Fund to provide employees with up to eighty hours of paid time off for COVID-related absences; and
•Established and supported a Vaccine Support Fund to provide employees with up to four hours of incentive pay for receiving a two-dose vaccine (2 hours of pay equivalent for one-dose).

Compensation and Benefits
Our compensation philosophy is to encourage performance that creates sustainable, long-term shareholder value; motivates achievement of financial and strategic goals; attracts, retains, and motivates talent; and reinforces our pay-for-performance culture. We are committed to pay equity, and we strive to ensure that employees are paid equitably for their work, regardless of their race or gender.

We continuously evolve our benefits programs. For example, we have implemented paid parental leave and instituted a long-standing, robust wellness program to encourage employees to build and maintain healthy lifestyles. We strive to promote work-life balance and flexibility, including through our new hybrid workplace model, which will be based on a regular routine of 2-3 days a week in the office (and the remaining days at home) for most eligible U.S. salaried employees.

Diversity and Inclusion
We view diversity, equity, and inclusion (DEI) as a strategic business initiative. We consider DEI to be a competitive advantage and have therefore focused our efforts on expanding diversity representation throughout our global workforce and increasing a culture of belonging at every worksite. Our enterprise-wide initiative, TIDE (Together: Inclusion, Diversity and Equity), is led by a cross-functional/divisional core team that creates accountability and drives progress to ensure DEI becomes firmly embedded in our business processes and behaviors.

In 2021, TIDE launched three employee resource groups: Women on Water, Brunswick Black Professionals Network, and Asians and Pacific Islanders in Marine. Among other initiatives, TIDE also strengthened its partnership with the Executive Leadership Council (ELC) by providing two multi-year scholarships designed to increase educational opportunities for Black youth.

We support increasing representation of diverse populations at all levels of the organization. Women make up one-third of our Executive Officer group. In 2021, four of our exceptional female colleagues won Boating Industry Magazine “Women Making Waves” awards. Women comprise approximately 27 percent of our total U.S. workforce, and racially diverse employees make up approximately 23 percent of our U.S. workforce.

We are proud to note that Forbes named Brunswick to its 2021 list of America’s Best Large Employers, America’s Best Employers for Diversity, and America's Best Employers for Veterans, and that Forbes and Statista named us one of America’s Best Employers for Women, World’s Best Employers, and America's Best Employers for Veterans lists, all in 2021.

Employee Information
As of December 31, 2021, we employed 18,582 people around the world, with roughly 62 percent in the U.S. This includes nearly 2,000 employees who joined Brunswick due to the Navico acquisition. Fewer than 25 percent of our U.S. employees belong to labor unions, and we believe that the relationships between our employees, the unions, and the Company remain stable. The collective bargaining agreement between Mercury Marine and its largest union, the International Association of Machinists and Aerospace Workers (IAM) Lodge 1947, remains in place until August 26, 2023.

Please see our annual Sustainability Report (which is not incorporated herein), available on our website, for additional information about our programs.

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

Deterioration in general economic conditions that in turn diminishes consumer confidence or discretionary income may reduce our sales, or we may decide to lower pricing for our products, thus adversely affecting our financial results, including increasing the potential for future impairment charges. Further, most of our products are recreational, and consumers’ limited discretionary income may be diverted to other activities that occupy their time, such as other forms of recreational, religious, cultural, or community activities. We cannot predict the strength of global economies or the timing of economic recoveries, either worldwide or in the specific markets in which we compete.

Fiscal and monetary policy changes may negatively impact worldwide economic and credit conditions and adversely affect our industries, businesses, and financial condition.

Fiscal and monetary policy could have a material adverse impact on worldwide economic conditions, the financial markets, and availability of credit and, consequently, may negatively affect our industries, businesses, and overall financial condition. Customers often finance purchases of our products, particularly boats, and as interest rates rise, the cost of financing the purchase also increases. While credit availability is adequate to support demand and interest rates remain relatively low, if credit conditions worsen and adversely affect the ability of customers to finance potential purchases at acceptable terms and interest rates, it could result in a decrease in sales or delay improvement in sales.

Adverse capital market conditions could have a negative impact on our financial results.
Adverse global economic conditions, market volatility, and regulatory uncertainty could lead to volatility and disruptions in the capital markets. We may rely on short-term capital markets to meet our working capital requirements, fund capital expenditures or pay dividends, and we maintain short-term borrowing facilities that can be used to meet these capital requirements. In addition, over the long term, we may determine that it is necessary to access the capital markets to refinance existing long-term indebtedness or to raise capital for other initiatives. Adverse economic and capital market conditions could negatively affect our ability to access capital markets or increase the cost to do so, which could adversely impact our business, financial results, and competitive position.

Changes in currency exchange rates can adversely affect our results.

Some of our sales are denominated in a currency other than the U.S. dollar. Consequently, a strong U.S. dollar may adversely affect reported revenues and our profitability. We have hedging programs in place to reduce our risk to currency fluctuations; however, we cannot hedge against all currency risks, especially over the long term. We maintain a portion of our cost structure in currencies other than the U.S. dollar, which partially mitigates the impact of a strengthening U.S. dollar. This includes boats manufactured in Europe and Canada, and smaller outboard engines either manufactured in China or purchased from our joint venture in Japan. We also continue to evaluate the supply chain and cost structure for opportunities to further mitigate foreign currency risks.

We sell products manufactured in the U.S. into certain international markets, including Canada, Europe, and Latin America, in U.S. dollars. Demand for our products in these markets may be diminished by a strengthening U.S. dollar, or we may need to lower prices to remain competitive. Some of our competitors with cost positions based outside the U.S., including Asian-based outboard engine manufacturers and European-based large fiberglass boat manufacturers, may have an improved cost position due to a strengthening U.S. dollar, which could result in pricing pressures on our products. Although these factors have existed for several years, we do not believe they have had a material adverse effect on our competitive position.

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

In addition, our independent boat builder customers may react negatively to potential competition for their products from Brunswick's own boat brands, which can lead them to purchase marine engines, boat systems, parts and accessories, and marine engine supplies from competing manufacturers and may negatively affect demand for our products.

We are vulnerable to interest-rate risk with respect to our debt.

The United Kingdom’s Financial Conduct Authority (FCA), which regulates the London Interbank Offered Rate (LIBOR), announced in July 2017 that it will no longer persuade or require banks to submit rates for LIBOR after 2021. In March 2021, the FCA confirmed its intention to stop requiring banks to submit rates required to calculate LIBOR after 2021. However, for U.S. dollar-denominated (USD) LIBOR, only one-week and two-month USD LIBOR will cease to be published after 2021, and all remaining USD LIBOR tenors will continue being published until June 2023. Our variable-rate indebtedness and financing programs, including wholesale financing arrangements through BAC, may use LIBOR as a benchmark for establishing the rate. There is uncertainty regarding the timing of the discontinuation, modification, and reform of LIBOR and other interest-rate benchmarks and the implementation of alternative reference rates, including the secured overnight financing rate or SOFR. Any such discontinuation, modification, or reform could result in an increase in our interest expense or make our interest expense more volatile. Our management continues to monitor the status and discussions regarding LIBOR and alternative reference rates.

RISKS RELATED TO OUR BUSINESS AND OPERATIONS

Actual or potential public health emergencies, epidemics, or pandemics, such as the current coronavirus (COVID-19) pandemic, could have a material adverse effect on our business, results of operations, or financial condition.

The impact of actual or potential public health emergencies, epidemics, or pandemics on the Company, our suppliers, dealers, and customers, and the general economy could be wide-ranging and significant, depending on the nature of the issue, governmental actions taken in response, and the public reaction. The impact of the current COVID-19 pandemic is continuing and includes illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in economic activity, and widespread supply chain interruptions, which collectively have caused significant disruptions to global economies and financial markets.

Despite the COVID-19 pandemic, demand for our products has generally increased versus prior periods. However, developments related to the pandemic and the emergence of variant strains of COVID-19 could result in future significant volatility in demand, positively or negatively, for one or more of our products. Demand volatility may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine, or other travel restrictions; dealership closures due to illness or government restrictions; a reduction in boating activity as a result of governmental actions or self-quarantine measures; shifts in demand away from discretionary products; and reduced options for marketing and promotion of products or other restrictions in connection with COVID-19. If such events occurred over a prolonged period, they could increase our costs and difficulty of operating our business, including accurately planning and forecasting for our operations and inventory levels, which may adversely impact our results.

The COVID-19 pandemic has resulted in, and may continue to result in, disruption, uncertainty, and volatility in the global financial and credit markets. Such volatility could impact our access to capital resources and liquidity in the future, including making credit difficult to obtain or only available on less favorable terms. The COVID-19 pandemic may continue to have an impact on our operations, which could be material. For example, many of our facilities have experienced above average absenteeism rates caused by illness or quarantine measures, and a key manufacturing and distribution facility in New Zealand was temporarily closed in 2021. The continuing impact on our business operations could include, but are not limited to, significant numbers of employees contracting COVID-19; facility closures as a result of state and local quarantine orders, safety precautions, employee illness, or self-quarantine measures; reductions in our operating effectiveness as our employees work from home or as a result of new workplace safety measures; unavailability of key personnel necessary to conduct our business activities; project delays; and supply chain or distribution interruptions and constraints. Additionally, we rely on original equipment manufacturers, dealers, and distributors to market and sell most of our products, and effects on their businesses or financial condition as a result of the COVID-19 pandemic could result in various adverse operational impacts including, but not limited to, lower sales, delayed cash payments, interrupted customer warranty service, and increased credit risk.

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
•an outbreak of disease or facility closures due to COVID-19, or similar public health threat;
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
We continue to increase production; consequently, our need for raw materials and supplies continues to increase. Our suppliers must be prepared to ramp-up operations and, in many cases, hire additional workers and/or expand capacity in order to fulfill our orders and those of other customers. Cost increases, defects, or sustained interruptions in the supply of raw materials, parts, or components our suppliers experience as they increase production efforts create risks to our operations and financial results. We experienced supply shortages and increases in costs to certain materials in 2021. We continue to address these issues by identifying alternative suppliers for key materials and components, working to secure adequate inventories of critical supplies, and continually monitoring the capabilities of our supplier base. In the future, however, we may experience shortages, delayed delivery, and/or increased prices for key materials, parts, and supplies that are essential to our manufacturing operations.
Successfully managing our manufacturing activity is critical to our operating and financial results.
Over the past several years, we have made strategic capital investments in capacity expansion activities to successfully capture growth opportunities and enhance product offerings, including expansions at our Fond du Lac, Wisconsin; Reynosa, Mexico; and Vila Nova de Cerveira, Portugal facilities, and the re-opening of our Flagler County, Florida boat manufacturing facility. We also continue to implement manufacturing efficiency enhancements that are important to our success. Conversely, we may make decisions to reduce our manufacturing footprint in accordance with our business strategy. We must carefully manage these capital improvement projects, expansions, efficiency enhancements, and any consolidation efforts to ensure they meet cost targets, comply with applicable environmental, safety, and other regulations, and uphold high-quality workmanship.
Moving production to a different plant, expanding capacity at an existing facility, or ceasing production at a facility involves risks, including difficulties initiating production within the cost and timeframe estimated, supplying product to customers when expected, integrating new products, and attracting skilled workers to handle additional production demands. If we fail to meet these objectives, it could adversely affect our ability to meet customer demand for products and increase the cost of production versus projections, both of which could result in a significant adverse impact on operating and financial results. Additionally, plant consolidation or expansion can result in manufacturing inefficiencies, additional expenses, including higher wages or severance costs, and cost inefficiencies, which could negatively impact financial results.
Adverse weather conditions and climate change events can have a negative effect on revenues.

Changes in seasonal weather conditions can have a significant effect on our operating and financial results. Sales of our marine products are typically stronger just before and during spring and summer, and favorable weather during these months generally has a positive effect on consumer demand. Conversely, unseasonably cool weather, excessive rainfall, or drought conditions during these periods can reduce or change the timing of demand. Climate change could have an impact on longer-term natural weather trends, resulting in environmental changes including, but not limited to, increases in severe weather, changing sea levels, changes in sea, land, and air temperatures, poor water conditions, and reduced access to water, which could disrupt or negatively affect our business.

Catastrophic events, including natural and environmental disasters, acts of terrorism, or civil unrest, could have a negative effect on our operations and financial results.

Hurricanes, floods, earthquakes, storms, and catastrophic natural or environmental disasters, as well as acts of terrorism or civil unrest, could disrupt our distribution channel, operations, or supply chain and decrease consumer demand. If a catastrophic event takes place in one of our major markets, our sales could be diminished. Additionally, if such an event occurs near our business locations, manufacturing facilities, or key supplier facilities, business operations and/or operating systems could be interrupted. We could be uniquely affected by weather-related catastrophic events due to the location of certain of our boat facilities in coastal Florida and the size of the manufacturing operation in Fond du Lac, Wisconsin.

A material portion of our revenue is derived from international sources, which creates additional uncertainty.

We intend to continue to expand our international operations and customer base as part of our growth strategy. Sales outside the United States, especially in emerging markets, are subject to various risks, including government embargoes or foreign trade restrictions, foreign currency effects, tariffs, customs duties, inflation, difficulties in enforcing agreements and collecting receivables through foreign legal systems, compliance with international laws, treaties, and regulations, and unexpected changes in regulatory environments, disruptions in distribution, dependence on foreign personnel and unions, economic and social instability, and public health crises, including the outbreak of pandemic or contagious disease, such as COVID-19 and emerging variant strains. In addition, there may be tax inefficiencies in repatriating cash from non-U.S. subsidiaries, or tax laws that affect this process may change.

Instability, including, but not limited to, political events, civil unrest, and an increase in criminal activity in locations where we maintain a significant presence could adversely impact our manufacturing and business operations. Decreased stability poses a risk of business interruption and delays in shipments of materials, components, and finished goods, as well as a risk of decreased local retail demand for our products.

The decision of the United Kingdom (UK) to exit from the European Union (EU) (Brexit) could cause disruptions to, and create uncertainty surrounding, our business. The effects of Brexit have been and are expected to continue to be far-reaching. Brexit and the perceptions as to its impact may adversely affect economic conditions in Europe and globally, continue to contribute to uncertainty regarding the regulation of data protection in the UK, disrupt the free movement of goods, services, and people between the UK and the EU, and lead to legal uncertainty and potentially divergent national laws and regulations for the UK. The consequences of the withdrawal by the UK from the EU and the impact on markets, as well as the impact on our operations, remain highly uncertain.

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

Our ability to remain competitive depends on successfully introducing new products, experiences, and services that meet customer expectations.

We believe that our customers look for and expect quality, innovation, and advanced features when evaluating and making purchasing decisions about products and services in the marketplace. Our ability to remain competitive and meet our growth objectives may be adversely affected by difficulties or delays in product development, such as an inability to develop viable new products or customer solutions, gain market acceptance of new products, generate sufficient capital to fund new product development, or obtain adequate intellectual property protection for new products. To meet ever-changing consumer demands, timing of market entry, pricing of new products, and satisfying customers are all critical. As a result, we may not be able to introduce new products that are necessary to remain competitive in all markets that we serve. Furthermore, we must continue to meet or exceed customers' expectations regarding product quality, experiences, and after-sales service or our operating results could suffer.

Our ability to meet demand in a rapidly changing environment may adversely affect our results of operations.

Although we have remained focused on applying and enhancing COVID-19 health and safety protocols while continuing to increase global production, our businesses may experience difficulty in adapting to rapidly changing conditions, including government actions taken in response to emerging variants of COVID-19. In addition, we may not be able to recruit or retain sufficient skilled labor or our suppliers may not be able to deliver sufficient quantities of parts and components for us to match production with forecasted demand. In addition, consumers may pursue other recreational activities if dealer pipeline inventories fall too low and it is not convenient to purchase our products, consumers may purchase from competitors, or our fixed costs may grow in response to increased demand, all of which could adversely impact our results of operations.

Loss of key customers could harm our business.

In each segment, we have important relationships with key customers, including White River Marine Group, LLC and MarineMax, Inc. From time to time, contracts with these customers come up for renewal. We cannot be certain we will renew such contracts, or renew them on favorable terms. If we lose a key customer, or a significant portion of its business, we could be adversely affected. In addition, certain customers could try to negotiate more favorable pricing of our products, which could depress earnings. In an effort to mitigate the risk associated with reliance on key customer accounts, we continually monitor these relationships and maintain a complete and competitive product lineup.

We have a fixed cost base that can affect our profitability if demand decreases.

The fixed cost levels of operating production facilities can put pressure on profit margins when sales and production decline. We have maintained discipline over our fixed cost base, and improvements in gross margin can help mitigate the risks related to a fixed cost base. However, our profitability is dependent, in part, on our ability to absorb fixed costs over an increasing number of products sold and shipped. Decreased demand or the need to reduce inventories can lower our production levels and impact our ability to absorb fixed costs, consequently materially affecting our results.

Some of our operations are conducted by joint ventures that are not operated solely for our benefit.

We share ownership and management responsibilities with jointly owned companies such as BAC and Tohatsu Marine Corporation. These joint ventures may not have the same goals, strategies, priorities, or resources as we do because they are intended to be operated for the benefit of all co-owners, rather than for our exclusive benefit. If our interests are not aligned, it could negatively impact our sales or financial results.

RISKS RELATED TO OUR STRATEGIC PLANS

The inability to successfully integrate acquisitions, including Navico, could negatively impact financial results.

Our strategic acquisitions pose risks, such as our ability to project and evaluate market demand; maximize potential synergies and cost savings; make accurate accounting estimates; and achieve anticipated business objectives. We acquired Navico, a global leader in marine electronics and sensors, including multi-function displays, fish finders, autopilots, sonar, radar, and cartography, on October 4, 2021. This acquisition, other 2021 acquisitions, and potential future acquisitions present integration risks, including:

•disruptions in core, adjacent, or acquired businesses that could make it more difficult to maintain business and operational relationships, including customer and supplier relationships;
•the possibility that the expected synergies and value creation will not be realized or will not be realized within the expected time period;
•the possibility that we will incur unexpected costs and liabilities;
•diversion of management attention; and
•difficulties recruiting and retaining employees.

If we fail to timely and successfully integrate acquired businesses, including Navico, into existing operations, we may see higher costs, lost sales, or otherwise diminished earnings and financial results.
Failure to successfully implement our strategic plan and growth initiatives could have a material adverse effect on our business and financial condition.
Our ability to continue generating strong cash flow and profits depends partly on the sustained successful execution of our strategic plan and growth initiatives, including optimizing our business and product portfolio, continuing to make acquisitions, improving operating efficiency, and expanding into new adjacent markets. To address risks associated with our plan and growth initiatives, we have established processes to regularly review, manage, and modify our plans, and we believe we have appropriate oversight to monitor initiatives and their impact.

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

Much of our future success depends on, among other factors, our ability to attract and retain skilled labor. In 2021, nearly all facilities sought to increase production and to hire and retain sufficient skilled hourly labor to meet increased demand for our products. In the future, if we are not successful in these efforts, we may be unable to meet our operating goals and plans, which may impact our financial results. We continually invest in automation and improve our efficiency, but availability and retention of skilled hourly workers remains critical to our operations. In order to manage this risk, we regularly monitor and make improvements to wages and benefit programs, as well as develop and improve recruiting, training, and safety programs to attract and retain an experienced and skilled workforce.

An inability to identify and complete targeted acquisitions could negatively impact financial results.

Our growth initiatives include making strategic acquisitions, which depend on the availability of suitable targets at acceptable terms and our ability to complete the transactions. In managing our acquisition strategy, we conduct rigorous due diligence, involve various functions, and continually review target acquisitions, all of which we believe mitigates some of our acquisition risks. However, we cannot assure that suitable acquisitions will be identified or consummated or that, if consummated, they will be successful. Acquisitions include a number of risks, including our ability to project and evaluate market demand, identify and realize potential synergies and cost savings, and make accurate financial forecasts, as well as diversion of management attention during the pursuit of acquisitions. Uncertainties exist in assessing the value, risks, profitability, and liabilities associated with certain businesses or assets, negotiating acceptable terms, obtaining financing on acceptable terms, and receiving any necessary regulatory approvals. As we continue to grow, in part, through acquisitions, our success depends on our ability to anticipate and effectively manage these risks. Our failure to successfully do so could have a material adverse effect on our financial condition and results of operations.

There can be no assurance that strategic divestitures or restructurings will provide business benefits.

As part of our strategy, we continuously evaluate our portfolio of businesses to further maximize shareholder value. We have previously, and may in the future, make changes to our portfolio which may be material. Divestitures involve risks, including difficulties in the separation of operations, services, products, and personnel, disruption in our operations or businesses, finding a suitable purchaser, the diversion of management's attention from our other businesses, the potential loss of key employees, adverse effects on relationships with our dealer or supplier partners or their businesses, the erosion of employee morale or customer confidence, and the retention of contingent liabilities related to the divested business. If we do not successfully manage the risks associated with divestitures, our business, financial condition, and results of operations could be adversely affected as the potential strategic benefits may not be realized or may take longer to realize than expected.

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

Our dealers require adequate liquidity to finance their operations, including purchasing our products. Dealers are subject to numerous risks and uncertainties that could unfavorably affect their liquidity positions, including, among other things, continued access to adequate financing sources on a timely basis on reasonable terms. These financing sources are vital to our ability to sell products through our distribution network, particularly to boat and engine dealers. Entities affiliated with Wells Fargo & Company, including BAC, our 49 percent owned joint venture, finance a significant portion of our boat and engine sales to dealers through floorplan financing to marine dealers.

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

Our maximum contingent obligation to repurchase inventory and our maximum contingent recourse obligations on customer receivables are less than the total balances of dealer financings outstanding under these programs, because our obligations under certain of these arrangements are subject to caps or are limited based on the age of product. Our risk related to these arrangements is partially mitigated by the proceeds we receive on the resale of repurchased product to other dealers, or by recoveries on receivables purchased under the recourse obligations.

Our inventory repurchase obligations relate primarily to the inventory floorplan credit facilities of our boat and engine dealers. Our actual historical repurchase experience related to these arrangements has been substantially less than our maximum contractual obligations. If dealers default on their obligations, file for bankruptcy, or cease operations, we could incur losses associated with the repurchase of our products. In addition, our net sales and earnings may be unfavorably affected due to reduced market coverage and an associated decline in sales.

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

If demand begins to trail forecasted levels or if new product introductions are expected to replace existing products, the Company and our dealers, retailers, and other distributors could decide to reduce the number of units they hold. These actions could result in wholesale sales reductions in excess of retail sales reductions and would likely result in lower production levels of certain products, potentially causing lower rates of absorption of fixed costs in our manufacturing facilities and lower margins. While we have processes in place to help manage dealer inventories at appropriate levels, potential inventory reductions remain a risk to our future sales and results of operations.

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

We manage our global business operations through a variety of information technology (IT) and operational technology systems which we continually enhance to increase efficiency and security. We depend on these systems for commercial transactions, customer interactions, manufacturing, branding, employee tracking, and other applications. Some of the systems are based on legacy technology and operate with a minimal level of available support, and recent acquisitions using other systems have added to the complexity of our IT infrastructure. New system implementations across the enterprise also pose risks of outages or disruptions, which could affect our suppliers, commercial operations, and customers. We continue to upgrade, streamline, and integrate these systems and have invested in strategies to prevent a failure or breach but, like those of other companies, our systems are susceptible to outages due to natural disasters, power loss, computer viruses, security breaches, hardware or software vulnerabilities, disruptions, and similar events. If a legacy system or another of our key systems were to fail or if our IT systems were unable to communicate effectively, this could result in missed or delayed sales or lost opportunities for cost reduction or efficient cash management.

We exchange information with many trading partners across all aspects of our commercial operations through our IT systems. A breakdown, outage, malicious intrusion, breach, ransom attack, or other disruption of communications could result in erroneous or fraudulent transactions, disclosure of confidential information, loss of reputation and confidence, and may also result in legal claims or proceedings, penalties, and remediation costs. We have numerous e-commerce and e-marketing portals and our systems may contain personal information of customers or employees; therefore, we must continue to be diligent in protecting against malicious cyber attacks. We have been the target of attempted cyber attacks and other security threats and we may be subject to breaches of our IT systems. We have programs in place that are intended to detect, contain, and respond to data security incidents and that provide employee awareness training regarding phishing, malware, and other cyber risks. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect, we may be unable to anticipate these techniques or implement adequate preventive measures. If our security measures are breached or fail, unauthorized persons may be able to obtain access to or acquire personal or other confidential data. Depending on the nature of the information compromised, we may also have obligations to notify consumers and/or employees about the incident, and we may need to provide some form of remedy, such as a subscription to a credit monitoring service, for the individuals affected by the incident. This could negatively affect our relationships with customers or trading partners, lead to potential claims against us, and damage our image and reputation.
We rely on third parties for computing, storage, processing, and similar services. Any disruption of or interference with our use of these third-party services could have an adverse effect on our business, financial condition, and operating results.

Most of our business systems reside on third-party outsourced cloud infrastructure providers. We are therefore vulnerable to service interruptions experienced by these providers and could experience interruptions, delays, or outages in service availability in the future due to a variety of factors, including infrastructure changes, human, hardware or software errors, hosting disruptions, and capacity constraints. In 2021, Kronos time-keeping services, which we use in some of our facilities, was affected by a ransomware attack, although the event did not have a material effect on our operations. However, while we have mitigation and service redundancy plans in place, other outages and/or capacity constraints could still arise from a number of causes such as technical failures, natural disasters, fraud, or internal or third-party security attacks, which could negatively impact our ability to manufacture and/or operate our business.

We collect, store, process, share, and use personal information, and rely on third parties that are not directly under our control to do so as well, which subjects us to legal obligations, laws and regulations related to security and privacy, and any actual or perceived failure to meet those obligations could harm our business.

We are subject to various data protection and privacy laws and regulations in the countries where we operate because we collect, store, process, share, and use personal information, and we rely on third parties that are not directly under our control to do so as well. The General Data Protection Regulation (GDPR) in the European Union (EU) went into effect in May 2018 and the California Consumer Privacy Act (CCPA) became effective January 1, 2020. Although we have implemented plans to comply with these laws, GDPR, CCPA, and future laws and regulations could impose even greater compliance burdens and risks with respect to privacy and data security than prior laws. The EU (through the GDPR) and a growing number of legislative and regulatory bodies elsewhere in the world have adopted consumer notification requirements in the event of unauthorized access to or acquisition of certain types of personal information. These breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs, require significant management time and attention, and increase negative publicity surrounding any incident that compromises personal information.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY
Our success depends upon the continued strength of our brands.

We believe that our brands, particularly including Mercury Marine, Boston Whaler, Lund, and Sea Ray, significantly contribute to our success, and that maintaining and enhancing these brands is important to expanding our customer base. A failure to adequately promote, protect, and strengthen our brands could adversely affect our business and results of operations. Further, in connection with the divestiture of the bowling and billiards businesses, we licensed certain trademarks and servicemarks, including use of the name "Brunswick," to the acquiring companies. Our reputation may be adversely affected by the purchasers' inappropriate use of the marks or of the name Brunswick, including potential negative publicity, loss of confidence, or other damage to our image due to this licensed use.

Either inadequate intellectual property protection that could allow others to use our technologies and impair our ability to compete or the failure to successfully defend against patent infringement claims could have a material adverse effect on our financial condition and results of operations.

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

Changes in laws and policies governing foreign trade could adversely affect our business and trigger retaliatory actions by affected countries. We continue to be subject to meaningful tariffs, and there is no assurance that we will be granted exclusions in the future. Like many other multinational corporations, we do a significant amount of business that would be affected by changes to the trade policies of the U.S. and foreign countries (including governmental action related to tariffs and international trade agreements). Such changes have the potential to adversely impact the U.S. economy, our industry, our suppliers, and global demand for our products and, as a result, could have a material adverse effect on our business, financial condition, and results of operations.

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

As of December 31, 2021, the balance of total goodwill and indefinite lived intangible assets was $1,194.5 million, which represents approximately 22 percent of total assets. If the future operating performance of either the Company or individual operating segments is not sufficient, we could be required to record non-cash impairment charges. Impairment charges could substantially affect our reported earnings in the periods such charges are recorded. In addition, impairment charges could indicate a reduction in business value which could limit our ability to obtain adequate financing in the future.

We manufacture and sell products that create exposure to potential claims and litigation.

Our manufacturing operations and the products we produce could result in product quality, warranty, personal injury, property damage, and other issues, thereby increasing the risk of litigation and potential liability as well as regulatory fines. To manage this risk, we have established a global, enterprise-wide program charged with the responsibility for reviewing, addressing, and reporting on product integrity issues. Historically, the resolution of such claims has not had a materially adverse effect on our business, and we maintain what we believe to be adequate insurance coverage to mitigate a portion of these risks. However, we may experience material losses in the future, incur significant costs to defend claims or issue product recalls, experience claims in excess of our insurance coverage or that are not covered by insurance, or be subjected to fines or penalties. Our reputation may be adversely affected by such claims, whether or not successful, including potential negative publicity about our products. We record accruals for known potential liabilities, but there is the possibility that actual losses may exceed these accruals and therefore negatively impact earnings.

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

Environmental restrictions, boat plant emission restrictions, and permitting and zoning requirements can limit production capacity, access to water for boating and marinas, and storage space. While future licensing requirements, including any licenses imposed on recreational boating, are not expected to be unduly restrictive, they may deter potential customers, thereby reducing our sales. Furthermore, regulations allowing the sale of fuel containing higher levels of ethanol for automobiles, which is not appropriate or intended for use in marine engines, may nonetheless result in increased warranty, service costs, customer dissatisfaction with products, and other claims against us if boaters mistakenly use this fuel in marine engines, causing damage to and the degradation of components in their marine engines. Many of our customers use our products for fishing and related recreational activities. Regulatory or commercial policies and practices impacting access to water, including availability of slip locations and/or the ability to transfer boats among different waterways, access to fisheries, or the ability to fish in some areas could negatively affect demand for our products.

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

The US federal Tax Cuts and Jobs Act (TCJA), signed into law on December 22, 2017, continues to have an overall positive impact on our financial statements, but certain expiring tax provisions (e.g., research and development and tangible property immediate expensing), administrative, and legislative changes that may result from the recent U.S. general elections as well as new or amended government regulations or guidance could have a negative impact. In addition, other changes in international and domestic tax laws, including developments at the Organization for Economic Co-operation and Development that may change global taxing norms, and changes in tax law enforcement, could negatively impact our tax provision, cash flows, and/or tax-related balance sheet amounts, including our deferred tax asset values. Changes in U.S. and international tax laws may have broader implications, including impacts on the economy, currency markets, inflation, consumer behavior, and competitive dynamics, which are difficult to predict, and may positively or negatively impact us and our results.

RISKS RELATED TO OUR COMMON STOCK

The timing and amount of our share repurchases are subject to a number of uncertainties.

The Board of Directors has authorized our discretionary repurchase of outstanding common stock, to be systematically completed in the open market or through privately negotiated transactions. In 2021, we repurchased $120 million of shares, and we plan to continue share repurchases in 2022 and beyond. The amount and timing of share repurchases are based on a variety of factors. Important considerations that could cause us to limit, suspend, or delay future stock repurchases include:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have numerous manufacturing plants, distribution warehouses, sales and engineering offices, and product test sites around the world. Research and development facilities are primarily located at manufacturing sites. We believe our facilities are suitable and adequate for our current needs and are well maintained and in good operating condition. Most plants and warehouses are of modern, single-story construction, providing efficient manufacturing and distribution operations. We believe our manufacturing facilities have the capacity, or we are investing to increase capacity, to meet current and anticipated demand. Our principal properties are as follows:

Segment	Location	Primary Use	Ownership
	Mettawa, IL (US)	Corporate headquarters	Leased
Propulsion and P&A	Fond du Lac, WI (US)	Manufacturing and office	Owned
Propulsion	Miramar, FL (US)	Distribution and office	Leased
Propulsion	St. Cloud, FL (US)	Light assembly and distribution	Owned
Propulsion and P&A	Melbourne, Australia	Distribution and office	Leased
Propulsion, P&A, Boat	Petit-Rechain, Belgium	Distribution and office	Owned
Propulsion and P&A	Suzhou, China	Manufacturing, distribution, office	Owned/Leased
Propulsion, P&A, Boat	Auckland, New Zealand	Manufacturing, light assembly, engineering, distribution, office	Leased
Propulsion and P&A	Juarez, Mexico	Light assembly and distribution	Owned
Propulsion and P&A	Singapore	Distribution and office	Leased
P&A	Lowell, MI (US)	Manufacturing and office	Leased
P&A	St. Paul Park, MN (US)	Manufacturing	Leased
P&A	Bellingham, WA (US)	Manufacturing and distribution	Leased
P&A	Menomonee Falls, WI (US)	Light assembly, distribution, office	Leased
P&A	Stuart, FL (US)	Manufacturing and distribution	Owned
P&A	Ensenada, Mexico	Manufacturing and distribution	Owned
P&A	Brisbane, Australia	Distribution	Leased
P&A	Amsterdam, Netherlands	Engineering, distribution, office	Leased
P&A	Heerenveen, Netherlands	Distribution	Leased
P&A	Bangor, Northern Ireland	Manufacturing and office	Owned
P&A	Alicante, Spain	Office	Leased
Boat	Edgewater, FL (US)	Manufacturing	Owned
Boat	Palm Coast, FL (US)	Manufacturing	Owned
Boat	Merritt Island, FL (US)	Manufacturing	Owned
Boat	Venice, FL (US)	Office	Leased
Boat	Fort Wayne, IN (US)	Manufacturing	Owned
Boat	New York Mills, MN (US)	Manufacturing	Owned
Boat	Lebanon, MO (US)	Manufacturing	Owned
Boat	Knoxville, TN (US)	Office	Leased
Boat	Vonore, TN (US)	Manufacturing	Owned
Boat	Princeville, Quebec, Canada	Manufacturing	Owned
Boat	Reynosa, Mexico	Manufacturing	Owned
Boat	Vila Nova de Cerveira, Portugal	Manufacturing	Owned

Item 3. Legal Proceedings

Refer to Note 13 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for information about our legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

Information About Our Executive Officers

Brunswick's Executive Officers are listed in the following table:

Officer Name	Present Position	First Became an Executive Officer	Age
David M. Foulkes	Chief Executive Officer	2018	60
Ryan M. Gwillim	Executive Vice President and Chief Financial Officer	2020	42
Aine L. Denari	Executive Vice President and President — Brunswick Boat Group	2020	49
Christopher F. Dekker	Executive Vice President, General Counsel, Secretary, and Chief Compliance Officer	2014	53
Brett A. Dibkey	Executive Vice President and President — Advanced Systems Group	2020	49
Christopher D. Drees	Executive Vice President and President — Mercury Marine	2019	53
Brenna D. Preisser	Executive Vice President, Strategy and President — Business Acceleration	2016	44
Jill M. Wrobel	Executive Vice President and Chief Human Resources Officer	2021	41
Randall S. Altman	Vice President and Controller	2019	50

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

Ryan M. Gwillim has served as Executive Vice President and Chief Financial Officer of Brunswick since June 2020. Previously, he served as Vice President – Finance and Treasurer from June 2019 to June 2020, and Vice President – Investor Relations from 2017 to 2019. Mr. Gwillim served as Associate General Counsel - International from 2015 to 2017 and held positions of increasing responsibility within the Legal Department since his Brunswick employment began in 2011.

Aine L. Denari has served as Executive Vice President and President – Brunswick Boat Group since October 2020. Prior to joining Brunswick, Ms. Denari worked at ZF AG as Senior Vice President and General Manager, Global Electronics ADAS (Advanced Driver Assistance Systems) from December 2017 to October 2020, as Senior Vice President, Planning and Business Development from 2015 to 2017, and as Vice President, Business Development and Product Planning from 2014 to 2017. Ms. Denari previously served in a variety of executive positions within the automotive industry, and in leadership positions at major global consulting firms.

Christopher F. Dekker has served as Executive Vice President, General Counsel, Secretary, and Chief Compliance Officer since October 2014. Prior to his appointment, Mr. Dekker served as Brunswick's Associate General Counsel, with responsibilities for litigation, employment, and compliance matters, from the start of his employment with Brunswick in 2010.

Brett A. Dibkey has served as Executive Vice President and President – Advanced Systems Group since January 2020. Mr. Dibkey joined Brunswick following 12 years at Whirlpool Corporation, a multinational manufacturer and marketer of home appliances, where he served as Vice President and General Manager, Business Units, Brand Marketing, eCommerce, and IoT from January 2017 to December 2019, Vice President and General Manager, Integrated Business Units from 2012 to 2020, and General Manager, Dishwasher Category and New Business Development from 2007 to 2012. Prior to his career at Whirlpool, Mr. Dibkey worked in a variety of business development and strategic planning roles for Pfizer and Crowe Horwath, LLP.

Christopher D. Drees has served as Executive Vice President and President – Mercury Marine since April 2019. He served as President of Marine Parts and Accessories from 2018 to 2019, and as Vice President - Mercury Global Operations from 2014 to 2018. Prior to 2014, Mr. Drees served in a variety of positions of increasing responsibility at Mercury Marine since his hire in 1998.

Brenna D. Preisser has served in her roles as Executive Vice President, Strategy and President – Business Acceleration since 2020. She previously held the role of Chief Human Resources Officer from 2016 to 2021. Ms. Preisser has served in a variety of roles of increasing responsibility since she started with Brunswick in 2004.

Jill M. Wrobel was named Executive Vice President and Chief Human Resources Officer in December 2021. Ms. Wrobel was named Brunswick's Vice President, Enterprise Human Resources and Transformation Leader in December 2020 when she joined Brunswick from Walgreens Boots Alliance, Inc., an integrated global pharmacy, healthcare and retail leader. Ms. Wrobel served as Group Vice President, Global HR Business Strategy and HR M&A Integration during 2020, Vice President, Global HRBP Development, Digital and HR M&A Integration from 2018 to 2019, Vice President HR Mergers & Acquisitions and Rite Aid HR Lead from 2016 to 2018. Prior to Walgreens Boots Alliance, Inc., Ms. Wrobel worked in a variety of human resources and leadership roles at Walgreens and PricewaterhouseCoopers LLP.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Brunswick's common stock is traded on the New York and Chicago Stock Exchanges under the symbol "BC". As of February 14, 2022, there were 6,884 shareholders of record of our common stock.

We expect to continue to pay quarterly dividends at the discretion of the Board of Directors, subject to continued capital availability and a determination that cash dividends continue to be in the best interest of our shareholders. Our dividend and share repurchase policies may be affected by, among other things, our views on future liquidity, potential future capital requirements and restrictions contained in certain credit agreements.

Performance Graph

Comparison of Cumulative Total Shareholder Return among Brunswick, S&P 500 Index and S&P 500 Global Industry Classification Standard (GICS) Consumer Discretionary Index

	2016	2017	2018	2019	2020	2021
Brunswick	100.00	102.51	87.55	114.90	148.18	196.52
S&P 500 GICS Consumer Discretionary Index	100.00	122.84	124.01	158.51	210.77	262.03
S&P 500 Index	100.00	121.68	116.54	152.93	180.58	232.06

The basis of comparison is a $100 investment made on December 31, 2016 in each of: (i) Brunswick, (ii) the S&P 500 GICS Consumer Discretionary Index and (iii) the S&P 500 Index. All dividends are assumed to be reinvested. The S&P 500 GICS Consumer Discretionary Index encompasses industries including automotive, household durable goods, textiles and apparel and leisure equipment. Brunswick believes the companies included in this index provide the most representative sample of enterprises that are in primary lines of business that are similar to ours.

Issuer Purchases of Equity Securities

We have executed share repurchases against authorizations approved by the Board of Directors in 2019 and 2021. In 2021, we repurchased $120.1 million of stock under these authorizations and, as of December 31, 2021, the remaining authorization was $346.4 million.

During the three months ended December 31, 2021, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Amount of Dollars that May Yet Be Used to Purchase Shares Under the Program
October 3 to October 30	70,415	$97.97	70,415
October 31 to November 27	67,833	99.24	67,833
November 28 to December 31	79,894	96.58	79,894
Total	218,142	$97.85	218,142	$346,462,152

Item 6. Reserved

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

Certain statements in Management’s Discussion and Analysis are based on non-GAAP financial measures. GAAP refers to generally accepted accounting principles in the United States. A “non-GAAP financial measure” is a numerical measure of a registrant’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the consolidated statements of operations, balance sheets or statements of cash flows of the issuer; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. For example, the discussion of our cash flows includes an analysis of free cash flows and total liquidity; the discussion of our net sales includes a discussion of net sales on a constant currency basis; and the discussion of our earnings includes a presentation of operating earnings and operating margin excluding restructuring, exit and impairment charges, purchase accounting amortization, acquisition-related costs and other applicable charges, and diluted earnings per common share, as adjusted. Non-GAAP financial measures do not include operating and statistical measures.

We include non-GAAP financial measures in Management’s Discussion and Analysis as we believe these measures and the information they provide are useful to investors because they permit investors to view our performance using some of the same tools that we use to evaluate our ongoing business performance. In order to better align our reported results with the internal metrics management uses to evaluate business performance as well as to provide better comparisons to prior periods and peer data, non-GAAP measures exclude the impact of purchase accounting amortization related to acquisitions.

We do not provide forward-looking guidance for certain financial measures on a GAAP basis because we are unable to predict certain items contained in the GAAP measures without unreasonable efforts. These items may include restructuring, exit and impairment costs, special tax items, acquisition-related costs, and certain other unusual adjustments.

Impact of COVID-19

All of our global manufacturing and distribution facilities continue to focus on rigorously applying, evolving, and automating COVID-19 mitigation procedures, while continuing to increase global production to meet unprecedented demand as consumers continue to take advantage of flexible work schedules allowing for more leisure time. The strong demand environment for our products experienced during the second half of 2020 has continued through 2021. COVID-19 related shut-downs have affected operations during the year, such as the temporary closure of a key manufacturing and distribution facility in New Zealand. Despite elevated production levels consistent with our plan, the ongoing surge in retail demand, combined with market share gains and supply chain challenges, continues to drive historically low pipeline inventory levels, with pipeline inventory for our boat segment's dealers down to just over 15 weeks on hand as of the end of the year.

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

Acquisitions

On October 4, 2021, we completed the acquisition of Navico for $1.094 billion net cash consideration. Navico was a privately held global company based in Egersund, Norway, and is a global leader in marine electronics and sensors, including multi-function displays, fish finders, autopilots, sonar, radar, and cartography. We also completed the acquisitions of substantially all the net assets of RELiON Battery, LLC, SemahTronix, LLC, Fanautic Club, and certain Freedom Boat Club franchise operations and territory rights in the United States during 2021 for net cash consideration of $66.2 million. Refer to Note 5 – Acquisitions in the Notes to the Consolidated Financial Statements for further information.

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

The table below summarizes the impact of changes in currency exchange rates and also the impact of acquisitions on our net sales:

	Net Sales			2021 vs. 2020			2020 vs. 2019
(in millions)	2021	2020	2019	GAAP	Currency Impact	Acquisitions Impact	GAAP	Currency Impact
Propulsion	$2,504.7	$1,878.4	$1,692.9	33.3%	1.9%	—%	11.0%	(0.8)%
Parts & Accessories	2,008.1	1,508.8	1,380.1	33.1%	1.9%	8.9%	9.3%	(0.1)%
Boat	1,703.1	1,250.3	1,334.3	36.2%	1.2%	0.5%	(6.3)%	—%
Segment Eliminations	(369.7)	(290.0)	(298.9)	27.5%	0.7%	0.8%	(3.0)%	0.1%
Total	$5,846.2	$4,347.5	$4,108.4	34.5%	1.8%	3.2%	5.8%	(0.3)%

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Operations for 2021, 2020 and 2019:

				2021 vs. 2020		2020 vs. 2019
(in millions, except per share data)	2021	2020	2019	$	%	$	%
Net sales	$5,846.2	$4,347.5	$4,108.4	$1,498.7	34.5%	$239.1	5.8%
Gross margin (A)	1,666.0	1,213.0	1,121.0	453.0	37.3%	92.0	8.2%
Restructuring, exit, and impairment charges	0.8	4.1	18.8	(3.3)	(80.5)%	(14.7)	(78.2)%
Operating earnings	812.9	539.3	471.0	273.6	50.7%	68.3	14.5%
Loss on early extinguishment of debt	(4.2)	—	—	(4.2)	NM	—	NM
Transaction financing charges	(4.0)	—	—	(4.0)	NM	—	NM
Pension settlement (benefit) charge	—	(1.1)	292.8	1.1	NM	(293.9)	NM
Net earnings from continuing operations	595.4	374.7	30.4	220.7	58.9%	344.3	NM

Diluted earnings per share from continuing operations	$7.59	$4.70	$0.36	$2.89	61.5%	$4.34	NM

Expressed as a percentage of Net sales:
Gross margin	28.5%	27.9%	27.3%		60 bpts		60 bpts
Selling, general and administrative expense	11.9%	12.5%	12.4%		(60) bpts		10 bpts
Research and development expense	2.6%	2.9%	3.0%		(30) bpts		(10) bpts
Operating margin	13.9%	12.4%	11.5%		150 bpts		90 bpts

NM = not meaningful
bpts = basis points

(A)Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Operations.

The following is a summary of Adjusted operating earnings and Adjusted diluted earnings per common share from continuing operations:

	Operating Earnings			Diluted Earnings (Loss) Per Share
(in millions, except per share data)	2021	2020	2019	2021	2020	2019
GAAP	$812.9	$539.3	$471.0	$7.59	$4.70	$0.36
Restructuring, exit, and impairment charges	0.8	4.1	18.8	0.01	0.04	0.21
Purchase accounting amortization	45.7	30.1	29.5	0.46	0.29	0.22
Acquisition, integration and IT costs	24.3	5.4	4.8	0.27	0.05	0.04
Sport Yacht & Yachts	3.8	—	7.8	0.04	—	0.07
Palm Coast reclassified from held-for-sale	0.8	—	—	0.01	—	—
Loss on early extinguishment of debt	—	—	—	0.04	—	0.01
Gain on sale of assets	(1.5)	—	—	(0.01)	—	—
Special tax items	—	—	—	(0.13)	0.00	(0.20)
Pension settlement (benefit) charge	—	—	—	—	(0.01)	3.62
As Adjusted	$886.8	$578.9	$531.9	$8.28	$5.07	$4.33

GAAP operating margin	13.9%	12.4%	11.5%
Adjusted operating margin	15.2%	13.3%	12.9%

2021 vs. 2020

Net sales increased 34.5 percent during 2021 when compared with 2020. Sales in each segment benefited from increased volume due to strong global demand for marine products, market share gains, and higher pricing. Refer to the Propulsion, P&A, and Boat segments for further details on the drivers of net sales changes.

Gross margin percentage increased 60 basis points in 2021 when compared with 2020, with all segments benefiting from increased sales, favorable factory absorption from increased production, and favorable changes in foreign currency exchange rates, partially offset by increased input costs, including material and labor inflation and increased freight costs.

Selling, general and administrative expense (SG&A) increased during 2021 when compared with the prior year. Excluding certain one-time items presented above, SG&A as a percentage of sales was lower in 2021 compared with the prior year, reflecting the strong increase in net sales, partially offset by increased spending on sales and marketing, ACES programs, and other growth initiatives. SG&A as a percentage of sales was also impacted by higher variable compensation costs during 2021 when compared with the prior year. Research and development expense increased in 2021 versus 2020, reflecting continued investment in new products in all segments.

During 2021, we recorded restructuring, exit and impairment charges of $0.8 million compared with $4.1 million in 2020. See Note 4 – Restructuring, Exit and Impairment Activities in the Notes to Consolidated Financial Statements for further details.

We recognized equity earnings of $2.3 million and $4.5 million in 2021 and 2020, respectively, which were mainly related to our marine and technology-related joint ventures.

We recognized $(6.8) million and $(6.1) million in 2021 and 2020, respectively, in Other expense, net. Other expense, net primarily includes remeasurement gains and losses resulting from changes in foreign currency rates and other postretirement benefit costs.

Net interest expense decreased in 2021 compared with 2020 due to a reduction in average daily debt outstanding, which was influenced by the timing of debt issuances and retirements. Refer to Note 16 – Debt in the Notes to Consolidated Financial Statements.

We recognized a $4.2 million loss on early extinguishment of debt in 2021 related to the tender of our 2023 Debentures and 2027 Notes. We also recognized $4.0 million of transaction financing charges in 2021 related to a bridge commitment that was secured in anticipation of the Navico acquisition. Refer to Note 16 – Debt in the Notes to Consolidated Financial Statements.

Income tax provision was $141.0 million and $98.0 million in 2021 and 2020, respectively. The increase is primarily due to increased earnings before income taxes.

The effective tax rate, which is calculated as the income tax provision as a percentage of earnings before income taxes, was 19.1 percent and 20.7 percent for 2021 and 2020, respectively.

See Note 12 – Income Taxes in the Notes to Consolidated Financial Statements for further details on the effect of the Tax Cuts and Jobs Act as well as a reconciliation of our effective tax rate and statutory Federal income tax rate.

Due to the factors described in the preceding paragraphs, operating earnings, net earnings from continuing operations and diluted earnings per common share from continuing operations increased during 2021. Diluted earnings per common share from continuing operations benefited from common stock repurchases in both years.

2020 vs. 2019

Net sales increased 5.8 percent during 2020 when compared with 2019. Refer to the Propulsion, P&A, and Boat segments discussions for further details on the drivers of net sales changes.

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

In 2019, we fully exited our remaining defined benefit pension plans and, as a result, recorded a $1.1 million benefit in 2020 associated with a final settlement adjustment. In 2019, we recorded $292.8 million of charges related to these pension settlement actions. Refer to Note 17 – Postretirement Benefits in the Notes to Consolidated Financial Statements for further information.

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

Segments

We have three reportable segments: Propulsion, P&A, and Boat. Refer to Note 6 – Segment Information in the Notes to Consolidated Financial Statements for details on the segment operations.

Propulsion Segment

The following table sets forth the Propulsion segment results for the years ended December 31, 2021, 2020 and 2019:

				2021 vs. 2020			2020 vs. 2019
(in millions)	2021	2020	2019	$	%		$	%
Net sales	$2,504.7	$1,878.4	$1,692.9	$626.3	33.3%		$185.5	11.0%
Operating earnings	$449.7	$285.5	$240.3	$164.2	57.5%		$45.2	18.8%
Operating margin	18.0%	15.2%	14.2%		280	bpts		100	bpts

bpts = basis points

2021 vs. 2020

Propulsion segment's net sales increased $626.3 million or 33.3 percent in 2021 versus the prior year due to the factors affecting all of our segments previously mentioned.

International sales were 34 percent of the Propulsion segment's net sales in 2021. International sales increased 29 percent on a GAAP basis and 23 percent on a constant currency basis from the prior year, primarily due to increases in all regions except Asia-Pacific.

Propulsion segment's operating earnings for the year increased $164.2 million or 57.5 percent in 2021 versus the prior year as benefits from increased pricing, favorable absorption and favorable customer mix were more than able to offset higher manufacturing costs, primarily caused by material inflation.

2020 vs. 2019

Propulsion segment's net sales increased $185.5 million or 11.0 percent in 2020 versus the prior year, as a result of strong demand, especially in the higher horsepower outboard engine categories and related controls, rigging and propeller business as original equipment manufacturer (OEM) customers continued to ramp-up production during the year, and increased capacity enabled elevated sales to dealer and international channels as well as significant U.S. and international market share gains. These sales increases were partially offset by production disruptions at Mercury and its OEM engine customers in the first half of the year due to the COVID-19 pandemic.

International sales were 36 percent of the Propulsion segment's net sales in 2020. International sales increased 24 percent on a GAAP basis and 26 percent on a constant currency basis from the prior year, primarily due to increases in Asia-Pacific, particularly in higher horsepower engines used for commercial purposes.

Propulsion segment's operating earnings for the year increased $45.2 million or 18.8 percent in 2020 versus the prior year as a result of increased sales volumes and favorable changes in sales mix, partially offset by unfavorable absorption resulting from production disruptions in the first half of the year, higher variable compensation costs, and increased investment in new product development and technology.

Parts & Accessories Segment

The following table sets forth the Parts & Accessories (P&A) segment results for the years ended December 31, 2021, 2020 and 2019:

				2021 vs. 2020		2020 vs. 2019
(in millions)	2021	2020	2019	$	%	$	%
Net sales	$2,008.1	$1,508.8	$1,380.1	$499.3	33.1%	$128.7	9.3%

GAAP operating earnings	$335.8	$275.4	$237.5	$60.4	21.9%	$37.9	16.0%
Restructuring, exit and impairment charges	0.7	0.8	4.6	(0.1)	(12.5)%	(3.8)	(82.6)%
Purchase accounting amortization	44.1	28.7	28.7	15.4	53.7%	—	—%
Acquisition, integration and IT costs	17.8	—	—	17.8	NM	—	NM
Gain on sale of assets	(1.5)	—	—	(1.5)	NM	—	NM
Adjusted operating earnings	$396.9	$304.9	$270.8	$92.0	30.2%	$34.1	12.6%

GAAP operating margin	16.7%	18.3%	17.2%		(160) bpts		110 bpts
Adjusted operating margin	19.8%	20.2%	19.6%		(40) bpts		60 bpts

NM = not meaningful
bpts = basis points

2021 vs. 2020

P&A segment's net sales increased by $499.3 million or 33.1 percent in 2021 versus the prior year due to the factors affecting all of our segments previously mentioned.

International sales were 31 percent of the P&A segment's net sales in 2021. International sales increased 49 percent year-over-year on a GAAP basis and 43 percent on a constant currency basis, reflecting increases across all regions.

P&A segment's operating earnings were $335.8 million in 2021, an increase of 21.9 percent. Operating earnings, while positively affected by the factors affecting all of our segments previously mentioned, were also negatively affected by increased input costs.

2020 vs. 2019

P&A segment's net sales increased $128.7 million or 9.3 percent in 2020 versus the prior year due to strong sales growth across all product categories. 2020 results were bolstered by healthy boat usage as a consequence of the need for social distancing friendly recreation and by favorable weather conditions in the U.S. throughout the year, especially compared with 2019. These sales increases were partially offset by stay-at-home restrictions resulting from the pandemic, which disrupted dealer, retail, and OEM operations in many locations in the first half of the year.

International sales were 28 percent of the P&A segment's net sales in 2020. International sales increased 4 percent year-over-year on both a GAAP basis and constant currency basis. The increase in net sales was driven by Asia-Pacific and Europe, partially offset by Latin America.

P&A segment's operating earnings were $275.4 million in 2020, an increase of 16.0 percent, mainly due to the increase in net sales as well as favorable product mix, partially offset by cost-reduction actions.

Boat Segment

The following table sets forth Boat segment results for the years ended December 31, 2021, 2020 and 2019:

				2021 vs. 2020		2020 vs. 2019
(in millions)	2021	2020	2019	$	%	$	%
Net sales	$1,703.1	$1,250.3	$1,334.3	$452.8	36.2%	$(84.0)	(6.3)%

GAAP operating earnings	$142.3	$70.2	$76.2	$72.1	NM	$(6.0)	(7.9)%
Restructuring, exit and impairment charges	0.1	1.3	9.7	(1.2)	(92.3)%	(8.4)	(86.6)%
Acquisition, integration and IT costs	6.3	1.7	2.6	4.6	NM	(0.9)	(34.6)%
Purchase accounting amortization	1.6	1.4	0.8	0.2	14.3%	0.6	75.0%
Sport Yacht & Yachts	3.8	—	7.8	3.8	NM	(7.8)	NM
Palm Coast reclassified from held-for-sale	0.8	—	—	0.8	NM	—	NM
Adjusted operating earnings	$154.9	$74.6	$97.1	$80.3	NM	$(22.5)	(23.2)%

GAAP operating margin	8.4%	5.6%	5.7%		280 bpts		(10) bpts
Adjusted operating margin	9.1%	6.0%	7.3%		310 bpts		(130) bpts

NM = not meaningful
bpts = basis points

2021 vs. 2020

Boat segment's net sales increased $452.8 million or 36.2 percent versus 2020 driven by lower discount levels, as well as the factors affecting all of our segments previously mentioned. Freedom Boat Club, which contributed approximately 3 percent of the Boat segment's revenue, achieved membership growth and also completed several acquisitions during the year.

International sales were 26 percent of the Boat segment's net sales in 2021, and increased 52 percent on a GAAP basis and 46 percent on a constant currency basis, reflecting increases across all regions.

Boat segment's operating earnings were $142.3 million in 2021, as benefits from increased sales for the year more than offset material inflation and higher costs due to manufacturing inefficiencies.

2020 vs. 2019

Boat segment's net sales decreased $84.0 million versus 2019, resulting from lower wholesale volume due to the temporary suspension of manufacturing in most plants and the associated ramp-up of activities earlier in the year resulting from the pandemic. This decline was partially offset by increases in the second half of the year resulting from significantly higher wholesale volume to dealers to meet increased customer demand at the retail level and to begin refilling pipeline inventories. Freedom Boat Club, which represents approximately 2.5 percent of segment sales, also achieved higher net sales due to an increase in new memberships and new franchisee locations.

International sales were 23 percent of the Boat segment's net sales in 2020, and decreased 10 percent on both a GAAP basis and constant currency basis, reflecting declines in most regions, which was partially offset by increases in Europe.

Boat segment's operating earnings were $70.2 million in 2020, a decrease of 7.9 percent compared with 2019, due to lower net sales along with unfavorable impact of absorption resulting from production disruptions, which were partially offset by benefits from cost reduction measures.

Corporate/Other

The following table sets forth Corporate/Other results for the years ended December 31, 2021, 2020 and 2019:

				2021 vs. 2020		2020 vs. 2019
(in millions)	2021	2020	2019	$	%	$	%
GAAP operating loss	$(114.9)	$(91.8)	$(83.0)	$(23.1)	25.2%	$(8.8)	10.6%
Restructuring, exit, and impairment charges	—	2.0	4.5	(2.0)	NM	(2.5)	(55.6)%
Acquisition, integration and IT related costs	0.2	3.7	2.2	(3.5)	(94.6)%	1.5	68.2%
Adjusted operating loss	$(114.7)	$(86.1)	$(76.3)	$(28.6)	33.2%	$(9.8)	12.8%

NM = not meaningful

Corporate operating expenses increased by $23.1 million in 2021 compared with 2020 due to an increase in spending on certain enterprise initiatives including ACES as well as higher variable compensation expense.

Corporate operating expenses increased by $8.8 million in 2020 compared with 2019 primarily due to higher variable compensation expense.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the years ended December 31, 2021, 2020 and 2019:

(in millions)	2021	2020	2019
Net cash provided by operating activities of continuing operations	$586.2	$800.0	$475.3
Net cash (used for) provided by:
Plus: Capital expenditures	(267.1)	(182.4)	(232.6)
Plus: Proceeds from the sale of property, plant and equipment	7.2	2.9	7.3
Plus: Effect of exchange rate changes on cash and cash equivalents	(5.5)	8.8	0.4
Total free cash flow from continuing operations (A)	$320.8	$629.3	$250.4

(A) We define "Free cash flow" as cash flow from operating and investing activities of continuing operations (excluding cash provided by or used for acquisitions, investments, purchases or sales/maturities of marketable securities and other investing activities, net of tax) and the effect of exchange rate changes on cash and cash equivalents. Free cash flow is not intended as an alternative measure of cash flow from operations, as determined in accordance with GAAP in the United States. We use this financial measure both in presenting results to shareholders and the investment community and in our internal evaluation and management of our businesses. We believe that this financial measure and the information it provides are useful to investors because it permits investors to view our performance using the same tool that we use to gauge progress in achieving our goals. We believe that the non-GAAP financial measure "Free cash flow" is also useful to investors because it is an indication of cash flow that may be available to fund investments in future growth initiatives.

Our major sources of funds for capital investments, acquisitions, share repurchase programs and dividend payments are cash generated from operating activities, available cash and marketable securities balances, and potential borrowings. We evaluate potential acquisitions, divestitures and joint ventures in the ordinary course of business.

2021 Cash Flow

Net cash provided by operating activities of continuing operations in 2021 totaled $586.2 million versus $800.0 million in 2020. The decrease is primarily due to increased working capital, partially offset by higher net earnings during 2021. Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Consolidated Balance Sheets, excluding the impact of acquisitions and non-cash adjustments.

The primary drivers of Net cash provided by operating activities of continuing operations in 2021 were net earnings, net of non-cash items, partially offset by the impact of increasing working capital, including increasing inventory levels to help ensure manufacturing continuity and rebuilding pipeline inventories. Accounts and notes receivable increased $85.1 million primarily due to increased sales across all segments. Inventory increased $343.2 million, driven by increases to support higher production volumes. Accounts payable increased $134.2 million primarily due to timing of payments and higher inventory levels across all reportable segments. Accrued expenses increased $73.8 million, primarily driven by increased variable compensation.

Net cash used for investing activities of continuing operations was $1,353.9 million, primarily due to acquisitions of businesses of $1,138.6 million and capital expenditures of $267.1 million, offset by sales of marketable securities of $55.9 million. Our capital spending was mainly focused on investments in new products and technologies as well as increased production capacity.

Net cash provided by financing activities was $621.8 million and primarily related to net proceeds from issuances of long-term debt in connection with the Navico acquisition, offset by payments of long-term debt including current maturities, common stock repurchases, and cash dividends paid to common shareholders. Refer to Note 16 – Debt in the Notes to Consolidated Financial Statements for further details on our debt activity during the year ended December 31, 2021.

2020 Cash Flow

Net cash provided by operating activities of continuing operations totaled $800.0 million in 2020 versus $475.3 million in 2019. The increase is primarily due to higher net earnings and favorable working capital usage, driven mainly by decreases in inventory levels and increases in accounts payable and accrued expenses.

The primary drivers of Net cash provided by operating activities of continuing operations in 2020 were net earnings, net of non-cash items, and a decrease in working capital. Inventory decreased $109.3 million primarily due to the increase in net sales during 2020 and production disruptions in the first half of the year. Accounts and notes receivable increased $19.9 million primarily due to the increase in net sales during the fourth quarter of 2020. Accrued expenses and Accounts payable increased $75.3 million and $64.5 million, respectively, primarily due to production increases, which were partially offset by timing of payments.

Net cash used for investing activities of continuing operations during 2020 totaled $239.4 million, which included capital expenditures of $182.4 million. Our capital spending focused on investments in new products. We also purchased $55.9 million of marketable securities in 2020.

Net cash used for financing activities during 2020 was $361.8 million, primarily related to payments of long-term debt including current maturities, common stock repurchases and cash dividends paid to common shareholders. Refer to Note 16 – Debt in the Notes to Consolidated Financial Statements for further details on our debt activity during the year ended December 31, 2020.

Liquidity and Capital Resources

We view our highly liquid assets as of December 31, 2021 and 2020 as:

(in millions)	2021	2020
Cash and cash equivalents	$354.5	$519.6
Short-term investments in marketable securities	0.8	56.7
Total cash, cash equivalents and marketable securities	$355.3	$576.3

The following table sets forth an analysis of Total liquidity as of December 31, 2021 and 2020:

(in millions)	2021	2020
Cash, cash equivalents and marketable securities	$355.3	$576.3
Amounts available under lending facilities(A)	497.2	395.0
Total liquidity (B)	$852.5	$971.3

(A) See Note 16 – Debt in the Notes to Consolidated Financial Statements for further details on our lending facility.
(B) We define Total liquidity as Cash and cash equivalents and Short-term investments in marketable securities as presented in the Consolidated Balance Sheets, plus amounts available for borrowing under our lending facilities. Total liquidity is not intended as an alternative measure to Cash and cash equivalents and Short-term investments in marketable securities as determined in accordance with GAAP in the United States. We use this financial measure both in presenting our results to shareholders and the investment community and in our internal evaluation and management of our businesses. Management believes that this financial measure and the information it provides are useful to investors because it permits investors to view our performance using the same metric that we use to gauge progress in achieving our goals. We believe that the non-GAAP financial measure "Total liquidity" is also useful to investors because it is an indication of our available highly liquid assets and immediate sources of financing.

Cash, cash equivalents and marketable securities totaled $355.3 million as of December 31, 2021, a decrease of $221.0 million from $576.3 million as of December 31, 2020. Total debt as of December 31, 2021 and December 31, 2020 was $1,816.4 million and $951.4 million, respectively. Our debt-to-capitalization ratio increased to 49 percent as of December 31, 2021, from 39 percent as of December 31, 2020.

There was no borrowing activity under the Amended and Restated Credit Agreement (Credit Facility) during 2021, and we did not have any borrowings outstanding as of December 31, 2021. Available borrowing capacity totaled $497.2 million, net of $2.8 million of letters of credit outstanding under the Credit Facility. During 2021, borrowings under our unsecured commercial paper program (CP Program), pursuant to which we may issue short-term, unsecured commercial paper notes, totaled $200.0 million, all of which were repaid during the period. During 2021, the maximum amount utilized under the CP Program was $100.0 million.

During 2020, gross borrowings under our Credit Facility totaled $610.0 million. As of December 31, 2020, there were no borrowings outstanding under the Credit Facility. During 2020, borrowings under the CP Program totaled $175.0 million, all of which were repaid during 2020. During 2020, the maximum amount outstanding under the CP Program was $100.0 million. Refer to Note 16 – Debt in the Notes to Consolidated Financial Statements for further details.

The level of borrowing capacity under our Credit Facility and CP Program is limited by both a leverage and interest coverage test. These covenants also pertain to termination provisions included in our wholesale financing joint venture arrangements with Wells Fargo Commercial Distribution Finance, LLC. Based on our anticipated earnings generation throughout the year, we expect to maintain sufficient cushion against the existing debt covenants. As of December 31, 2021, we were in compliance with the financial covenants in the Credit Facility and CP Program.

To finance the acquisition of Navico, we issued Notes for aggregate net proceeds of $992.9 million. We also tendered our 2023 Debentures and 2027 Notes in the process, resulting in the retirement of $25.0 million of debt and a loss on early extinguishment of debt of $4.2 million. Refer to Note 16 – Debt and Note 5 – Acquisitions in the Notes to Consolidated Financial Statements for further details.

We believe that we have adequate sources of liquidity to meet our short-term and long-term needs.

2022 Capital Strategy

We anticipate executing a balanced capital strategy in 2022, leveraging our strong cash position. We plan to retire approximately $100 million of our long-term debt obligations, with interest expense estimated to be approximately $70 million in 2022.

We anticipate our capital expenditure levels in 2022 to increase to an amount ranging between $375 and $425 million to complete recently announced capacity expansion projects as well as to fund new product investments in all of our businesses and cost-reduction and automation projects.

We also plan to spend between $100 million and $150 million on share repurchases, but have the ability to spend up to $200 million or more should market conditions or our share price create an opportunity to be more aggressive.
And, similar to 2021, we expect to continue to focus on mergers and acquisitions activity, primarily in our P&A and Business Acceleration business units, including expanding Freedom Boat Club.

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

Contractual Obligations

The following table sets forth a summary of our contractual cash obligations as of December 31, 2021:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Debt (A)	$1,845.2	$37.4	$554.8	$1.3	$1,251.7
Interest payments on long-term debt	1,179.5	69.5	134.9	119.5	855.6
Operating leases (B)	112.3	26.1	48.0	21.3	16.9
Purchase obligations (C)	266.2	261.7	4.5	—	—
Deferred management compensation (D)	26.1	5.0	6.0	6.0	9.1
Other long-term liabilities (E)	109.4	5.7	63.6	32.2	7.9
Total contractual obligations	$3,538.7	$405.4	$811.8	$180.3	$2,141.2

(A)    See Note 16 – Debt in the Notes to Consolidated Financial Statements for additional information on our debt. "Debt" refers to future cash principal payments. Debt also includes our capital leases as discussed in Note 21 – Leases in the Notes to Consolidated Financial Statements.
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

Legal Proceedings

See Note 13 – Commitments and Contingencies in the Notes to Consolidated Financial Statements.

Environmental Regulation

In the Propulsion segment, we continue to develop engine technologies to reduce engine emissions to comply with current and future requirements. In the P&A segment, we are working to develop electrification and other technologies to reduce our environmental footprint. The Boat segment continues to pursue fiberglass boat manufacturing technologies and techniques to reduce air emissions at its boat manufacturing facilities. The costs associated with these activities may have an adverse effect on segment operating margins and short-term operating results. Environmental regulatory bodies in the United States and other countries may impose more stringent emissions standards and/or other environmental regulatory requirements than are currently in effect. By following our environmental management system processes to drive sustainable, responsible practices, we comply with current regulations and expect to comply with any new regulations. Compliance will most likely increase the cost of these products for us and others in the industry, but is not expected to have a material adverse effect on our competitive position.
Critical Accounting Estimates

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

Revenue Recognition and Sales Incentives. Revenue is recognized as performance obligations under the terms of contracts with customers are satisfied; this occurs when control of promised goods (engines, parts and accessories, and boats) is transferred to the customer. We recognize revenue related to the sale of extended warranty contracts that extend the coverage period beyond the standard warranty period over the life of the extended warranty period.

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

We did not record any goodwill impairments in 2021, 2020 or 2019 in continuing operations. Refer to Note 3 – Discontinued Operations for further information on the Fitness goodwill impairment recorded during 2019.

Other Intangible Assets. Our primary other intangible assets are customer relationships, trade names, and developed technology acquired in business combinations. Intangible assets are initially valued using a methodology commensurate with the intended use of the asset. Customer relationships, trade names, and developed technology are valued using the income approach. The fair value of customer relationships is measured using the multi-period excess earnings method (MPEEM). The fair value of trade names and developed technology are measured using a relief-from-royalty (RFR) approach, which assumes the value of the trade name or technology is the discounted amount of cash flows that would be paid to third parties had we not owned the trade name or technology and instead licensed the trade name or technology from another company. Higher royalty rates are assigned to premium brands within the marketplace based on name recognition and profitability, while other brands receive lower royalty rates. The basis for future sales projections for both the RFR and MPEEM are based on internal revenue forecasts which we believe represent reasonable market participant assumptions. The future cash flows are discounted using an applicable Discount Rate as well as any potential risk premium to reflect the inherent risk of holding a standalone intangible asset.

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

Refer to Note 5 – Acquisitions and Note 11 – Goodwill and Other Intangibles in the Notes to Consolidated Financial Statements for more information.

Long-Lived Assets. We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful lives of our definite-lived intangible assets and other long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. Once an impairment indicator is identified, we test for recoverability of the related asset group using an estimate of undiscounted cash flows over the asset group's remaining life. If an asset group's carrying value is not recoverable, we record an impairment loss based on the excess of the carrying value of the asset group over the long-lived asset group's fair value. Fair value is determined using observable inputs, including the use of appraisals from independent third parties, when available, and, when observable inputs are not available, based on our assumption of the data that market participants would use in pricing the asset, based on the best information available in the circumstances. Specifically, we use discounted cash flows to determine the fair value of the asset when observable inputs are unavailable. We tested our long-lived asset balances for impairment as indicators arose during 2021, 2020 and 2019, resulting in impairment charges of $0.8 million, $0.9 million and $3.0 million, respectively, which are recognized either in Restructuring, exit and impairment charges or Selling, general and administrative expense in the Consolidated Statements of Operations.

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

Recent Accounting Pronouncements

See Note 1 – Significant Accounting Policies in the Notes to Consolidated Financial Statements for the recent accounting pronouncements that have been adopted during the year ended December 31, 2021, or will be adopted in future periods.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates, commodity prices and interest rates. We enter into various hedging transactions to mitigate certain risks in accordance with guidelines established by our management. We do not use financial instruments for trading or speculative purposes.

We use foreign currency forward and option contracts to manage foreign exchange rate exposure related to anticipated transactions, and assets and liabilities that are subject to risk from foreign currency rate changes. Our principal currency exposures mainly relate to the euro, Japanese yen, Canadian dollar, Australian dollar, and the Brazilian real. We hedge certain anticipated transactions with financial instruments whose maturity date, along with the realized gain or loss, occurs on or near the execution of the anticipated transaction. We manage foreign currency exposure of certain assets or liabilities through the use of derivative financial instruments such that the gain or loss on the derivative financial instrument offsets the loss or gain recognized on the underlying asset or liability, respectively.

We use fixed-to-floating interest rate swaps to convert a portion of our long-term debt from fixed-to-floating rate debt. An interest rate swap is entered into with the expectation that the change in the fair value of the interest rate swap will offset the change in the fair value of the debt instrument attributable to changes in the benchmark interest rate. Each period, the change in the fair value of the interest rate swap asset or liability is recorded as a change in the fair value of the corresponding debt instrument.

The following analyses provide quantitative information regarding our exposure to foreign currency exchange rate risk and interest rate risk as it relates to our derivative financial instruments. We use a model to evaluate the sensitivity of the fair value of financial instruments with exposure to market risk that assumes instantaneous, parallel shifts in exchange rates. For options and instruments with nonlinear returns, models appropriate to the instrument are utilized to determine the impact of market shifts. There are certain shortcomings inherent in the sensitivity analyses presented, primarily due to the assumption that exchange rates change in a parallel fashion.

The estimated reduction in fair market value that we would incur on our derivative financial instruments from a 10 percent adverse change in quoted foreign currency rates are $53.4 million and $41.1 million for the years 2021 and 2020, respectively.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedule on page 50.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer of the Company (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a -15(e) and 15d -15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Management's Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management's assessment of the effectiveness of its internal control over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Management's report is included in our 2021 Financial Statements under the captions entitled “Report of Management on Internal Control Over Financial Reporting” and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

On October 4, 2021, we completed the acquisition of Navico. Since then, we have been reviewing Navico's operations and implementing our internal control structure over the recently acquired entity. We have elected to exclude Navico when conducting our annual evaluation of the effectiveness of internal controls over financial reporting, as permitted by applicable regulations. Except for the Navico acquisition, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information pursuant to this Item with respect to our Directors, our Audit and Finance Committee, and our code of ethics is incorporated by reference from the discussion under the headings Proposal No. 1: Election of Directors and Corporate Governance in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2022 (Proxy Statement).

The information required by Item 401 of Regulation S-K regarding executive officers is included under “Information about our Executive Officers” following Item 4 in Part I of this Annual Report.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information pursuant to this Item with respect to our securities owned by our Directors and certain officers, by our Directors and officers as a group, and by the persons known to us to own beneficially more than 5 percent of our outstanding voting securities is incorporated by reference from the discussion under the heading Stock Held by Directors, Executive Officers, and Principal Shareholders in the Proxy Statement. Information pursuant to this Item with respect to securities authorized for issuance under our equity compensation plans is hereby incorporated by reference from the discussion under the heading Equity Compensation Plan Information in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information pursuant to this Item with respect to certain relationships and related transactions is incorporated from the discussion under the headings Proposal No. 1: Election of Directors and Corporate Governance in the Proxy Statement.

Item 14. Principal Accounting Fees and Services

Information pursuant to this Item with respect to fees for professional services rendered by our independent registered public accounting firm and the Audit and Finance Committee's policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is incorporated by reference from the discussion in the Proxy Statement under the heading Proposal No. 3: Ratification of the Appointment of Independent Registered Public Accounting Firm.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The financial statements and schedule filed as part of this Annual Report on Form 10-K are listed in the accompanying Index to Financial Statements and Financial Statement Schedule on page 50. The exhibits filed as a part of this Annual Report are listed in the Exhibit Index below.

Exhibit No.	Description
2.1
Share Purchase Agreement, dated as of June 23, 2021, by and among Brunswick Corporation, Altor Group AB, West Street Capital Partners VII Investments, L.P., West Street Capital Partners VII Offshore Investments, L.P., West Street Capital Partners VII – Parallel, SLP, Nanna MFN AS and Nanna MFN II AS, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2021 and hereby incorporated by reference.
2.2
Management Warranty Agreement, dated as of June 23, 2021, by and among Brunswick Corporation and the persons listed on Schedule 1.1 thereto, filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2021 and hereby incorporated by reference.
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

4.6
Fourth Supplemental Indenture, dated as of August 18, 2021, between the Company and U.S. Bank National Association, as trustee, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2021 and hereby incorporated by reference.

4.7
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

10.2
Amended and Restated Credit Agreement, dated as of March 21, 2011, as amended and restated as of June 26, 2014, as further amended and restated as of June 30, 2016, as further amended as of July 13, 2018, as further amended and restated as of September 26, 2018, as further amended as of November 12, 2019, and as further amended and restated as of July 16, 2021, among Brunswick Corporation, the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2021 and hereby incorporated by reference.

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

10.17*	2020 Brunswick Performance Plan Summary Terms and Conditions.
10.18*	2020 Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan.
10.19*	2020 Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan — TSR Participants.

10.20*	2020 Stock-Settled Restricted Stock Unit Grant Terms and Conditions for Select Key Employees Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan.
10.21*	2020 Stock-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan.
10.22*	2021 Brunswick Performance Plan (BPP) Summary Terms and Conditions.
10.23*	2021 Performance Share Award Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan --TSR Participants.
10.24*	2021 Stock-Settled Restricted Stock Unit Grant Terms and Conditions for Select Key Employees Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan.
10.25*	2021 Stock-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan.
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.1	Cover Page Interactive Data File, formatted in Inline XBRL, is contained in Exhibit 101.

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

Based on the Company's evaluation under the framework in Internal Control - Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2021. As permitted by SEC guidance, management excluded Navico, which was acquired on October 4, 2021, from its evaluation. Navico represented 23 percent of consolidated total assets and 2 percent of consolidated net sales as of and for the year ending December 31, 2021.

The effectiveness of internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its attestation report, which is included herein.

Brunswick Corporation
Mettawa, Illinois
February 16, 2022

BRUNSWICK CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Brunswick Corporation
Mettawa, Illinois
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Brunswick Corporation and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 16, 2022, expressed an unqualified opinion on those financial statements.
As described in the Report of Management on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Navico, which was acquired on October 4, 2021, and whose financial statements constitute 23 percent of consolidated total assets and 2 percent of consolidated net sales as of and for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at Navico.
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
February 16, 2022

BRUNSWICK CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Brunswick Corporation
Mettawa, Illinois
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Brunswick Corporation and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Acquisitions – Navico – Trade Name, Customer Relationship, and Developed Technology Intangible Assets – Refer to Note 5 to the financial statements
Critical Audit Matter Description
The Company completed the acquisition of Marine Innovations Group AS (“Navico”) for $1.094 billion on October 4, 2021. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including customer relationship, developed technology, and trade name intangible assets of $185 million, $160 million, and $133 million respectively. Management estimated the fair value of these intangible assets using relief from royalty and excess earnings discounted cash flow methods. The fair value determination of these intangible assets required management to make significant estimates and assumptions related to business and valuation assumptions including revenue growth rates, profitability margins, discount rates, and royalty rates.
We identified management’s estimate of the fair value of acquired customer relationship, developed technology, and trade name intangible assets as a critical audit matter because of the significant judgments made by management to estimate the respective fair values. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s projected future cash flows and the selection of valuation assumptions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the projected future cash flows and selection of valuation assumptions for the acquired customer relationship, developed technology, and trade name intangible assets included the following, among others:
•We tested the effectiveness of controls over management’s determination of the fair values of acquired customer relationship, developed technology, and trade name intangible assets, including those over the projected future cash flows and selection of revenue growth, profitability margin, discount rate, and royalty rate assumptions.

•Inspected the terms of the executed agreement and the valuation methods used in the transaction

•We assessed the reasonableness of management’s projected future cash flows by comparing the projections to historical results and certain industry and market trends.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation assumptions including the discount rate and royalty rates, and developed a range of independent estimates and compared those to the valuation assumptions selected by management.

•We tested the source information underlying the determination of the valuation assumptions as well as the mathematical accuracy of the calculation.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 16, 2022

We have served as the Company’s auditor since 2014.

BRUNSWICK CORPORATION
Consolidated Statements of Operations

	For the Years Ended December 31
(in millions, except per share data)	2021	2020	2019
Net sales	$5,846.2	$4,347.5	$4,108.4
Cost of sales	4,180.2	3,134.5	2,987.4
Selling, general and administrative expense	697.8	543.7	509.6
Research and development expense	154.5	125.9	121.6
Restructuring, exit and impairment charges	0.8	4.1	18.8
Operating earnings	812.9	539.3	471.0
Equity earnings	2.3	4.5	7.3
Pension settlement benefit (charge)	—	1.1	(292.8)
Other expense, net	(6.8)	(6.1)	(2.1)
Earnings before interest and income taxes	808.4	538.8	183.4
Interest expense	(65.9)	(67.3)	(76.0)
Interest income	2.1	1.2	3.3
Loss on early extinguishment of debt	(4.2)	—	—
Transaction financing charges	(4.0)	—	—
Earnings before income taxes	736.4	472.7	110.7
Income tax provision	141.0	98.0	80.3
Net earnings from continuing operations	595.4	374.7	30.4

Discontinued operations:
Loss from discontinued operations, net of tax	(2.1)	(0.5)	(117.5)
Loss on disposal of discontinued operations, net of tax	—	(1.5)	(43.9)
Net loss from discontinued operations, net of tax	(2.1)	(2.0)	(161.4)
Net earnings (loss)	$593.3	$372.7	$(131.0)

Earnings (loss) per common share:
Basic
Earnings from continuing operations	$7.65	$4.73	$0.36
Loss from discontinued operations	(0.02)	(0.03)	(1.90)
Net earnings (loss)	$7.63	$4.70	$(1.54)

Diluted
Earnings from continuing operations	$7.59	$4.70	$0.36
Loss from discontinued operations	(0.02)	(0.02)	(1.89)
Net earnings (loss)	$7.57	$4.68	$(1.53)

Weighted average shares used for computation of:
Basic earnings (loss) per common share	77.8	79.2	85.2
Diluted earnings (loss) per common share	78.4	79.7	85.6

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31
(in millions)	2021	2020	2019
Net earnings (loss)	$593.3	$372.7	$(131.0)
Other comprehensive income (loss), net of tax:
Foreign currency translation:
Foreign currency translation adjustments (A)	(19.4)	22.5	25.1
Less: foreign currency translation reclassified into Net earnings (loss) (B)	—	—	(13.8)
Net foreign currency translation	(19.4)	22.5	11.3
Defined benefit plans:
Net actuarial gains (losses) (A)	4.5	(2.4)	(11.3)
Amortization of prior service credits (B)	(0.2)	(0.5)	3.1
Amortization of net actuarial losses (B)	1.0	0.8	310.2
Net defined benefit plans	5.3	(2.1)	302.0
Investments:
Net unrealized investment gains	0.2	—	—
Derivatives:
Net deferred gains (losses) on derivatives (A)	22.2	(4.7)	3.6
Net losses (gains) reclassified into Net earnings (loss) (B)	2.9	(5.0)	(7.2)
Net activity for derivatives	25.1	(9.7)	(3.6)
Other comprehensive income	11.2	10.7	309.7
Comprehensive income	$604.5	$383.4	$178.7
(A) The tax effects for the year ended December 31, 2021 were $(1.7) million for foreign currency translation, $(1.5) million for net actuarial losses arising during the period and $(7.4) million for derivatives. The tax effects for the year ended December 31, 2020 were $(1.2) million for foreign currency translation, $0.3 million for net actuarial losses arising during the period and $1.8 million for derivatives. The tax effects for the year ended December 31, 2019 were $(0.7) million for foreign currency translation, $5.1 million for net actuarial losses arising during the period and $(1.4) million for derivatives.
(B) See Note 19 – Comprehensive Income (Loss) for the tax effects for the years ended December 31, 2021, December 31, 2020 and December 31, 2019.

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Consolidated Balance Sheets

	As of December 31
(in millions)	2021	2020
Assets
Current assets
Cash and cash equivalents, at cost, which approximates fair value	$354.5	$519.6
Restricted cash	12.2	10.7
Short-term investments in marketable securities	0.8	56.7
Total cash and short-term investments in marketable securities	367.5	587.0
Accounts and notes receivable, less allowances of $9.7 and $10.7	485.3	337.6
Inventories
Finished goods	685.5	446.8
Work-in-process	176.8	94.0
Raw materials	345.7	171.0
Net inventories	1,208.0	711.8
Prepaid expenses and other	63.8	34.1
Current assets	2,124.6	1,670.5

Property
Land	34.7	17.7
Buildings and improvements	479.3	435.5
Equipment	1,332.4	1,184.9
Total land, buildings and improvements and equipment	1,846.4	1,638.1
Accumulated depreciation	(989.6)	(929.8)
Net land, buildings and improvements and equipment	856.8	708.3
Unamortized product tooling costs	190.1	155.3
Net property	1,046.9	863.6

Other assets
Goodwill	888.4	417.7
Other intangibles, net	1,052.1	552.3
Equity investments	43.8	32.5
Deferred income tax asset	146.0	136.6
Operating lease assets	92.8	83.0
Other long-term assets	30.4	14.4
Other assets	2,253.5	1,236.5

Total assets	$5,425.0	$3,770.6

	As of December 31
(in millions)	2021	2020
Liabilities and shareholders' equity
Current liabilities
Short-term debt and current maturities of long-term debt	$37.4	$43.1
Accounts payable	693.5	457.6
Accrued expenses	711.3	578.5
Current liabilities	1,442.2	1,079.2

Long-term liabilities
Debt	1,779.0	908.3
Operating lease liabilities	75.5	69.8
Postretirement benefits	66.5	74.7
Other	147.6	128.6
Long-term liabilities	2,068.6	1,181.4

Shareholders' equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares; outstanding: 76,933,000 and 77,875,000 shares	76.9	76.9
Additional paid-in capital	394.5	383.8
Retained earnings	2,720.1	2,225.7
Treasury stock, at cost: 25,605,000 and 24,663,000 shares	(1,245.8)	(1,133.7)
Accumulated other comprehensive loss, net of tax:
Foreign currency translation	(34.5)	(15.1)
Defined benefit plans:
Prior service credits	(3.7)	(3.5)
Net actuarial losses	(3.4)	(8.9)
Unrealized investment gains (losses)	0.2	—
Unrealized losses on derivatives	9.9	(15.2)
Accumulated other comprehensive loss, net of tax	(31.5)	(42.7)
Shareholders' equity	1,914.2	1,510.0

Total liabilities and shareholders' equity	$5,425.0	$3,770.6
The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Consolidated Statements of Cash Flow

	For the Years Ended December 31
(in millions)	2021	2020	2019
Cash flows from operating activities
Net earnings (loss)	$593.3	$372.7	$(131.0)
Less: net loss from discontinued operations, net of tax	(2.1)	(2.0)	(161.4)
Net earnings from continuing operations	595.4	374.7	30.4
Depreciation and amortization	178.1	153.4	138.7
Stock compensation expense	29.7	27.1	17.3
Pension expense including settlement charges, net of (funding)	(2.1)	(3.2)	293.3
Asset impairment charges	0.8	1.5	3.0
Deferred income taxes	(21.8)	(17.6)	(49.8)
Changes in certain current assets and current liabilities
Change in accounts and notes receivable	(85.1)	(19.9)	41.4
Change in inventory	(343.2)	109.3	(50.5)
Change in prepaid expenses and other, excluding income taxes	(10.3)	(2.6)	5.7
Change in accounts payable	134.2	64.5	(32.7)
Change in accrued expenses	73.8	75.3	(44.7)
Long-term extended warranty contracts and other deferred revenue	12.1	12.1	4.0
Income taxes	18.0	6.1	114.4
Other, net	6.6	19.3	4.8
Net cash provided by operating activities of continuing operations	586.2	800.0	475.3
Net cash used for operating activities of discontinued operations	(12.2)	(1.7)	(41.1)
Net cash provided by operating activities	574.0	798.3	434.2

Cash flows from investing activities
Capital expenditures	(267.1)	(182.4)	(232.6)
Purchases of marketable securities	—	(55.9)	—
Sales or maturities of marketable securities	55.9	—	—
Investments	(11.3)	(4.0)	2.4
Acquisition of businesses, net of cash acquired	(1,138.6)	—	(64.1)
Proceeds from the sale of property, plant and equipment	7.2	2.9	7.3
Net cash used for investing activities of continuing operations	(1,353.9)	(239.4)	(287.0)
Net cash (used for) provided by investing activities of discontinued operations	—	(7.5)	481.7
Net cash (used for) provided by investing activities	(1,353.9)	(246.9)	194.7

Cash flows from financing activities
Proceeds from issuances of short-term debt	—	610.0	655.0
Payments of short-term debt	—	(610.0)	(655.0)
Net proceeds from issuances of long-term debt	994.4	—	223.6
Payments of long-term debt including current maturities	(128.4)	(159.1)	(341.0)
Net premium paid on early extinguishment of debt	(4.2)	—	—
Common stock repurchases	(120.1)	(118.3)	(400.0)
Cash dividends paid	(98.9)	(78.3)	(73.4)
Proceeds from share-based compensation activity	0.5	1.5	2.8
Tax withholding associated with shares issued for share-based compensation	(13.7)	(7.7)	(12.1)
Other, net	(7.8)	0.1	(0.7)
Net cash provided by (used for) financing activities	621.8	(361.8)	(600.8)
Effect of exchange rate changes	(5.5)	8.8	0.4

	For the Years Ended December 31
(in millions)	2021	2020	2019
Net (decrease) increase in Cash and cash equivalents and Restricted cash	(163.6)	198.4	28.5
Cash and cash equivalents and Restricted cash at beginning of period	530.3	331.9	303.4

Cash and cash equivalents and Restricted cash at end of period	366.7	530.3	331.9
Less: Restricted cash	12.2	10.7	11.6
Cash and cash equivalents at end of period	$354.5	$519.6	$320.3

Supplemental cash flow disclosures:
Interest paid	$72.7	$72.8	$79.5
Income taxes paid, net	$146.7	$111.5	$18.2

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Consolidated Statements of Shareholders' Equity

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2018	$76.9	$371.1	$2,135.7	$(638.0)	$(363.1)	$1,582.6
Net loss	—	—	(131.0)	—	—	(131.0)
Other comprehensive income	—	—	—	—	309.7	309.7
Dividends ($0.87 per common share)	—	—	(73.4)	—	—	(73.4)
Compensation plans and other	—	(1.9)	—	14.9	—	13.0
Common stock repurchases	—	—	—	(400.0)	—	(400.0)
Balance, December 31, 2019	76.9	369.2	1,931.3	(1,023.1)	(53.4)	1,300.9
Net earnings	—	—	372.7	—	—	372.7
Other comprehensive income	—	—	—	—	10.7	10.7
Dividends ($0.99 per common share)	—	—	(78.3)	—	—	(78.3)
Compensation plans and other	—	14.6	—	7.7	—	22.3
Common stock repurchases	—	—	—	(118.3)	—	(118.3)
Balance, December 31, 2020	76.9	383.8	2,225.7	(1,133.7)	(42.7)	1,510.0
Net earnings	—	—	593.3	—	—	593.3
Other comprehensive income	—	—	—	—	11.2	11.2
Dividends ($1.275 per common share)	—	—	(98.9)	—	—	(98.9)
Compensation plans and other	—	10.7	—	8.0	—	18.7
Common stock repurchases	—	—	—	(120.1)	—	(120.1)
Balance, December 31, 2021	$76.9	$394.5	$2,720.1	$(1,245.8)	$(31.5)	$1,914.2

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Note 1 – Significant Accounting Policies

Basis of Presentation. Brunswick Corporation (we, us, our, the Company, or Brunswick) has prepared its consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). As stated in Note 3 – Discontinued Operations, Brunswick's results reflect continuing operations only, unless otherwise noted.

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

Inventories. Inventories are valued at the lower of cost or net realizable value, with net realizable value equal to the estimated selling price less the estimated costs to transact. Approximately 55 percent and 50 percent of the Company's inventories were determined by the first-in, first-out method (FIFO) as of December 31, 2021 and December 31, 2020, respectively. Remaining inventories valued at the last-in, first-out method (LIFO) were $152.7 million and $145.3 million lower than the FIFO cost of inventories as of December 31, 2021 and 2020, respectively. Inventory cost includes material, labor and manufacturing overhead. During 2020, a reduction in inventory quantities resulted in a liquidation of applicable LIFO inventory quantities carried at lower costs in prior years. This LIFO liquidation resulted in a decrease in cost of sales of approximately $7 million in 2020. There were no liquidations of LIFO inventory layers in 2021 or 2019.

Property. Property, including major improvements and product tooling costs, is recorded at cost. Product tooling costs principally comprise the cost to acquire and construct various long-lived molds, dies and other tooling the Company uses in its manufacturing processes. Design and prototype development costs associated with product tooling are expensed as incurred. Maintenance and repair costs are also expensed as incurred. Depreciation is recorded over the estimated service lives of the related assets, principally using the straight-line method. Buildings and improvements are depreciated over a useful life of five to forty years. Equipment is depreciated over a useful life of two to twenty years. Product tooling costs are amortized over the shorter of the useful life of the tooling or the anticipated life of the applicable product, for a period up to eight years. The Company capitalizes interest on qualifying assets during the construction period and capitalized $4.2 million and $4.4 million in the periods ending December 31, 2021 and 2020, respectively. The Company presents capital expenditures on a cash basis within the Consolidated Statements of Cash Flows. There were $63.9 million and $31.7 million of unpaid capital expenditures within Accounts payable as of December 31, 2021 and 2020, respectively. The Company includes gains and losses recognized on the sale and disposal of property in either Selling, general and administrative expenses or Restructuring, exit and impairment charges as appropriate. The amount of gains and losses for the years ended December 31 were as follows:

(in millions)	2021	2020	2019
Gains on the sale of property	$1.4	$0.7	$1.8
Losses on the sale and disposal of property	(0.9)	(0.5)	(2.4)
Net gains (losses) on sale and disposal of property	$0.5	$0.2	$(0.6)

As of December 31, 2020, the Company had $3.0 million of net assets classified as held-for-sale within Net property in the Consolidated Balance Sheets.

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

Goodwill. Goodwill results from the excess of purchase price over the net assets of businesses acquired. The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. As part of the annual test, the Company may perform a qualitative, rather than quantitative, assessment to determine whether the fair values of its reporting units are "more likely than not" to exceed their carrying values. In performing this qualitative analysis, the Company considers various factors, including the effect of market or industry changes and the reporting units' actual results compared to projected results.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
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

The Company calculates the fair value of its reporting units considering both the income approach and the guideline public company method. The income approach calculates the fair value of the reporting unit using a discounted cash flow approach utilizing a Gordon Growth model. Internally forecasted future cash flows, which the Company believes reasonably approximate market participant assumptions, are discounted using a weighted average cost of capital (Discount Rate) developed for each reporting unit. The Discount Rate is developed using market observable inputs, as well as considering whether or not there is a measure of risk related to the specific reporting unit’s forecasted performance. Fair value under the guideline public company method is determined for each unit by applying market multiples for comparable public companies to the reporting unit’s current and forecasted financial results. The key uncertainties in these calculations are the assumptions used in determining the reporting unit’s forecasted future performance, including revenue growth and operating margins, as well as the perceived risk associated with those forecasts in determining the Discount Rate, along with selecting representative market multiples.

The Company did not record any goodwill impairments in 2021, 2020 or 2019 in continuing operations. Refer to Note 3 – Discontinued Operations for further information on the Fitness goodwill impairment recorded during 2019.

Other intangible assets. The Company's primary other intangible assets are customer relationships, trade names, and developed technology acquired in business combinations. Intangible assets are initially valued using a methodology commensurate with the intended use of the asset. Customer relationships, trade names, and developed technology are valued using the income approach. The fair value of customer relationships is measured using the multi-period excess earnings method (MPEEM). The fair value of trade names and developed technology are measured using a relief-from-royalty (RFR) approach, which assumes the value of the trade name or technology is the discounted amount of cash flows that would be paid to third parties had the Company not owned the trade name or technology and instead licensed the trade name or technology from another company. Higher royalty rates are assigned to premium brands within the marketplace based on name recognition and profitability, while other brands receive lower royalty rates. The basis for future sales projections for both the RFR and MPEEM are based on internal revenue forecasts, which the Company believes represent reasonable market participant assumptions. The future cash flows are discounted using an applicable Discount Rate as well as any potential risk premium to reflect the inherent risk of holding a standalone intangible asset.

The key uncertainties in the RFR and MPEEM calculations, as applicable, are: the selection of an appropriate royalty rate, assumptions used in developing internal revenue growth and expense forecasts, assumed customer attrition rates, as well as the perceived risk associated with those forecasts in determining the discount rate and risk premium.

The costs of amortizable intangible assets are recognized over their expected useful lives, typically between three and fifteen years, using the straight-line method. Intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets described below. Intangible assets not subject to amortization are assessed for impairment at least annually and whenever events or changes in circumstances indicate that it is more likely than not that an asset may be impaired. As the Company determined the COVID-19 pandemic was a triggering event, the Company performed an interim impairment test of certain intangible assets as of March 28, 2020 in addition to our annual impairment test during the fourth quarter. The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset. The Company did not record any intangible asset impairments in 2021, 2020 or 2019.

Refer to Note 5 – Acquisitions and Note 11 – Goodwill and Other Intangibles in the Notes to Consolidated Financial Statements for more information.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Equity Investments. For investments in which the Company owns or controls from 20 percent to 50 percent of the voting shares, the Company uses the equity method of accounting. The Company's share of net earnings or losses from equity method investments is included in the Consolidated Statements of Operations. The Company carries other investments, for which the Company does not have the ability to exercise significant influence, at fair value, with changes in fair value recognized in net income. For equity investments that do not have a readily determinable fair value, the Company measures the investment at cost less impairment, plus or minus observable equity price changes. The Company periodically evaluates the carrying value of its investments. See Note 9 – Investments for further details about the Company's evaluation of the fair value of its investments.

Long-Lived Assets. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of its definite-lived intangible assets and other long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. Once an impairment indicator is identified, the Company tests for recoverability of the related asset group using an estimate of undiscounted cash flows over the asset group's remaining life. If an asset group's carrying value is not recoverable, the Company records an impairment loss based on the excess of the carrying value of the asset group over the long-lived asset group's fair value. Fair value is determined using observable inputs, including the use of appraisals from independent third parties, when available, and, when observable inputs are not available, based on the Company's assumptions of the data that market participants would use in pricing the asset, based on the best information available in the circumstances. Specifically, the Company uses discounted cash flows to determine the fair value of the asset when observable inputs are unavailable. The Company tested its long-lived asset balances for impairment as indicators arose during 2021, 2020 and 2019, resulting in impairment charges of $0.8 million, $0.9 million and $3.0 million, respectively, which are recognized either in Restructuring, exit and impairment charges or Selling, general and administrative expense in the Consolidated Statements of Operations.

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

Revenue is measured as the amount of consideration the company expects to be entitled to in exchange for transferring goods or providing services. The Company has excluded sales, value add, and other taxes collected concurrent with revenue-producing activities from the determination of the transaction price for all contracts. The Company has elected to account for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment activity. For all contracts with customers, the Company has not adjusted the promised amount of consideration for the effects of a significant financing component as the period between the transfer of the promised goods and the customer's payment is expected to be one year or less.

For product sales, the Company transfers control and recognizes revenue at the time the product ships from a manufacturing or distribution facility ("free on board shipping point"), or at the time the product arrives at the customer's facility ("free on board destination"). When the shipping terms are "free on board shipping point", the customer obtains control and is able to direct the use of, and obtain substantially all of the benefits from, the products at the time the products are shipped. For shipments provided under "free on board destination", control transfers to the customer upon delivery. Payment terms vary but are generally due within 30 days of transferring control. For the Company's Boat and Propulsion segments, most product sales to dealers are wholesale financed through the Company's joint venture, Brunswick Acceptance Company, LLC (BAC), or other lending institutions, and payment is typically due in the month of shipment. For further information on the BAC joint venture, refer to Note 10 – Financing Joint Venture. In addition, periodically the Company may require the customer to provide upfront cash deposits in advance of performance.
The Company also sells separately priced extended warranty contracts that extend the coverage period beyond the standard warranty period. When determining an appropriate allocation of the transaction price to the extended warranty performance obligation, the Company uses an observable price to determine the stand-alone selling price. Extended warranties typically range from an additional 1 to 3 years. The Company receives payment at the inception of the contract and recognizes revenue over the extended warranty coverage period. This time-elapsed

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
method is used to measure progress because the Company, on average, satisfies its performance obligation evenly over the warranty period.
See Note 2 – Revenue Recognition for more information.

Advertising Costs. The Company records advertising and promotion costs in Selling, general and administrative expense in the Consolidated Statements of Operations in the period when the advertising first takes place. Advertising and promotion costs were $33.2 million, $29.7 million and $35.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Foreign Currency. The functional currency for the majority of Brunswick's operations is the U.S. dollar. All assets and liabilities of operations with a functional currency other than the U.S. dollar are translated at period-end currency exchange rates. The resulting translation adjustments are recorded in Accumulated other comprehensive loss, net of tax. Revenues and expenses of operations with a functional currency other than the U.S. dollar are translated at the average exchange rates for the period. Transaction gains and losses resulting from changes in foreign currency exchange rates are recorded in either Cost of sales or Other expense, net in the Consolidated Statements of Operations.

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

Recently Issued Accounting Standards

Reference Rate Reform: In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (LIBOR) or by another reference rate expected to be discontinued because of reference rate reform. The guidance was effective beginning March 12, 2020 and can be applied prospectively through December 31, 2022. In January 2021, the FASB issued Accounting Standards Update 2021-01, Reference Rate Reform (Topic 848): Scope, which clarified the scope and application of the original guidance. We plan to adopt the accounting standards when LIBOR is discontinued. We are currently evaluating the potential impact of adopting this guidance, but do not expect it to have a material impact on the consolidated financial statements.

Revenue Contracts Acquired in Business Combinations: In October 2021, the FASB issued Accounting Standards Update (ASU) 2021-08, Accounting for Contract Assets and Contract Liabilities From Contracts With Customers, which amended the guidance in Accounting Standards Codification (ASC) 805 to require that the acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606. The amendment is effective for financial statements for interim and annual periods beginning after December 15, 2022. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Government Assistance Disclosures: In November 2021, the FASB issued ASU 2021-10, Disclosures by Business Entities About Government Assistance. The ASU requires disclosure about certain types of government assistance received. The amendment is effective for annual periods beginning after December 15, 2021, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

Note 2 – Revenue Recognition

The following table presents the Company's revenue into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors:

	Year Ended December 31, 2021				Year Ended December 31, 2020
(in millions)	Propulsion	Parts & Accessories	Boat	Total	Propulsion	Parts & Accessories	Boat	Total
Geographic Markets
United States	$1,641.9	$1,383.7	$1,259.1	$4,284.7	$1,207.8	$1,091.0	$957.5	$3,256.3
Europe	376.8	275.8	162.5	815.1	255.2	180.5	128.5	564.2
Asia-Pacific	236.9	172.4	32.8	442.1	240.4	117.9	27.7	386.0
Canada	102.0	117.1	217.1	436.2	66.7	80.9	114.2	261.8
Rest-of-World	147.1	59.1	31.6	237.8	108.3	38.5	22.4	169.2
Segment Eliminations	(337.5)	(32.2)	—	(369.7)	(263.1)	(26.9)	—	(290.0)
Total	$2,167.2	$1,975.9	$1,703.1	$5,846.2	$1,615.3	$1,481.9	$1,250.3	$4,347.5

Major Product Lines
Outboard Engines	$1,935.1	$—	$—	$1,935.1	$1,471.8	$—	$—	$1,471.8
Controls, Rigging, and Propellers	352.4	—	—	352.4	258.4	—	—	258.4
Sterndrive Engines	217.2	—	—	217.2	148.2	—	—	148.2
Distribution Parts and Accessories	—	820.1	—	820.1	—	664.2	—	664.2
Engine Parts and Accessories	—	551.5	—	551.5	—	432.5	—	432.5
Advanced Systems Group	—	513.7	—	513.7	—	412.1	—	412.1
Navico	—	122.8	—	122.8	—	—	—	—
Aluminum Freshwater Boats	—	—	712.4	712.4	—	—	488.5	488.5
Recreational Fiberglass Boats	—	—	571.6	571.6	—	—	427.1	427.1
Saltwater Fishing Boats	—	—	371.9	371.9	—	—	298.7	298.7
Business Acceleration	—	—	60.1	60.1	—	—	40.5	40.5
Boat Eliminations/Other	—	—	(12.9)	(12.9)	—	—	(4.5)	(4.5)
Segment Eliminations	(337.5)	(32.2)	—	(369.7)	(263.1)	(26.9)	—	(290.0)
Total	$2,167.2	$1,975.9	$1,703.1	$5,846.2	$1,615.3	$1,481.9	$1,250.3	$4,347.5

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

	Year Ended December 31, 2019
(in millions)	Propulsion	Parts & Accessories	Boat	Total
Geographic Markets
United States	$1,152.1	$978.5	$1,009.0	$3,139.6
Europe	235.1	175.8	115.6	526.5
Asia-Pacific	143.2	103.4	31.2	277.8
Canada	62.7	80.1	154.8	297.6
Rest-of-World	99.8	42.3	23.7	165.8
Segment Eliminations	(269.7)	(29.2)	—	(298.9)
Total	$1,423.2	$1,350.9	$1,334.3	$4,108.4

Major Product Lines
Outboard Engines	$1,306.7	$—	$—	$1,306.7
Controls, Rigging, and Propellers	213.6	—	—	213.6
Sterndrive Engines	172.6	—	—	172.6
Distribution Parts and Accessories	—	571.8	—	571.8
Engine Parts and Accessories	—	395.3	—	395.3
Advanced Systems Group	—	413.0	—	413.0
Aluminum Freshwater Boats	—	—	556.6	556.6
Recreational Fiberglass Boats	—	—	438.8	438.8
Saltwater Fishing Boats	—	—	316.6	316.6
Business Acceleration	—	—	24.1	24.1
Boat Eliminations/Other	—	—	(1.8)	(1.8)
Segment Eliminations	(269.7)	(29.2)	—	(298.9)
Total	$1,423.2	$1,350.9	$1,334.3	$4,108.4

As of January 1, 2021, $113.0 million of contract liabilities associated with extended warranties and customer deposits were reported in Accrued expenses and Other Long-term liabilities, of which $33.3 million of this amount was recognized as revenue during year ended December 31, 2021. As of December 31, 2021, total contract liabilities were $142.1 million. The total amount of the transaction price allocated to unsatisfied performance obligations as of December 31, 2021 is $132.3 million for contracts greater than one year, which includes extended warranties. The Company expects to recognize approximately $40.8 million of this amount in 2022 and $91.5 million thereafter. Contract assets as of January 1, 2021 and December 31, 2021 were not material. In addition, costs to obtain and fulfill contracts during the period were not material.

Note 3 – Discontinued Operations

On June 27, 2019, the Company completed the sale of its Fitness business to KPS Capital Partners, LP. As a result, this business, which was previously reported in the Company's Fitness segment, is being reported as discontinued operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for all periods presented.

The sale of the Fitness business resulted in net proceeds of $466.2 million and an after-tax loss of $45.4 million. During the third quarter of 2020, the Company made a payment of $3.3 million, including a $7.5 million final working capital settlement as well as $1.2 million of retained liabilities partially offset by a $5.4 million cash true-up. In connection with the sale of its Fitness business, the Company retained assets of $26.4 million primarily related to VAT receivables, and retained liabilities of $45.1 million primarily related to VAT payables, product warranty liabilities and certain employee benefits. As of December 31, 2021, retained assets and liabilities were $4.0 million and $2.1 million, respectively. As of December 31, 2020, retained assets and liabilities were $4.6 million and $12.7 million, respectively.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
The following table discloses the results of operations of the business reported as discontinued operations for the years ended December 31, 2021, December 31, 2020 and December 31, 2019 respectively:

(in millions)	2021	2020	2019
Net sales	$—	$—	$448.3
Cost of sales	(0.4)	—	334.6
Selling, general and administrative expense (A)	0.2	0.5	113.3
Research and development expense	—	—	12.6
Restructuring, exit and impairment charges(B)	—	—	138.3
Other expense (income), net (B)	1.4	—	(0.3)
Loss from discontinued operations before income taxes (A) (B)	(1.2)	(0.5)	(150.2)
Income tax provision (benefit)	0.9	—	(32.7)
Loss from discontinued operations, net of tax (A) (B)	(2.1)	(0.5)	(117.5)
Loss on disposal of discontinued operations, net of tax (C)	—	(1.5)	(43.9)
Net loss from discontinued operations, net of tax	$(2.1)	$(2.0)	$(161.4)

(A) The Company recorded $16.5 million for the year ended December 31, 2019, of net costs incurred in connection with the sale of its Fitness business.
(B) In the first quarter of 2019, the Company re-evaluated the fair value of the Fitness reporting unit and determined the fair value of the business was less than its carrying value. As a result, (Loss) earnings from discontinued operations, net of tax, includes a $137.2 million ($103.0 million after tax) goodwill impairment charge for the year ended December 31, 2019.
(C) The Loss on disposal of discontinued operations, net of tax for the year ended December 31, 2019 includes a pre-tax loss of $51.3 million and a net tax benefit of $7.4 million.
There were no assets and liabilities held for sale related to discontinued operations as of December 31, 2021 or December 31, 2020.

Note 4 – Restructuring, Exit and Impairment Activities

The Company has announced and implemented a number of initiatives designed to improve its cost structure, general operating efficiencies, and its utilization of production capacity. These initiatives resulted in the recognition of restructuring, exit and impairment charges in the Consolidated Statements of Operations during 2021, 2020 and 2019. Restructuring, exit and impairment costs include employee termination and other benefits, inventory adjustments to lower of cost or net realizable value, costs to retain and relocate employees, consulting costs, consolidation of manufacturing footprint, facility shutdown costs, and asset disposition and impairment actions. The Company recognizes the expense in the accounting period when it has committed to or incurred the cost, as appropriate.

The following table is a summary of the net expense associated with the restructuring, exit and impairment activities. Restructuring, exit and impairment charges in 2021 primarily relate to organizational realignment within the P&A segment, specifically in Europe. Restructuring, exit and impairment charges in 2020 primarily relate to the consolidation of our Greenville manufacturing location within the Boat segment, in order to streamline the overall cost structure. Restructuring, exit and impairment charges in 2019 primarily relate to headcount reductions aimed at streamlining the cost structure of our enterprise-wide general and administrative functions and expenses within the Boat segment related to consolidating our commercial and government products operations in order to rationalize our product line to better align with customer demand.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

(in millions)	Parts & Accessories	Boat	Corporate	Total
Restructuring and exit activities:
Employee termination and other benefits	$0.7	$0.1	$—	$0.8
Total 2021 restructuring, exit and impairment charges	$0.7	$0.1	$—	$0.8

Employee termination and other benefits	$0.8	$0.3	$1.9	$3.0
Asset related	—	0.5	—	0.5
Other	—	0.5	0.1	0.6
Total 2020 restructuring, exit and impairment charges	$0.8	$1.3	$2.0	$4.1

Employee termination and other benefits	$4.6	$4.0	$3.1	$11.7
Asset related	—	3.5	—	3.5
Other	—	2.2	1.4	3.6
Total 2019 restructuring, exit and impairment charges	$4.6	$9.7	$4.5	$18.8

The following tables summarize the change in accrued restructuring, exit and impairment charges within Accrued expenses in the Consolidated Balance Sheets for the years ended December 31, 2021, 2020 and 2019:

(in millions)	Parts & Accessories	Boat	Corporate	Total
Accrued Charges as of December 31, 2018	$—	$15.4	$0.7	$16.1
Total Charges	4.6	9.7	4.5	18.8
Non-Cash Charges	—	(3.5)	—	(3.5)
Payments (A)	(3.4)	(15.5)	(3.7)	$(22.6)
Accrued Charges as of December 31, 2019	$1.2	$6.1	$1.5	$8.8
Total Charges	0.8	1.3	2.0	4.1
Non-Cash Charges	—	(0.5)	—	(0.5)
Payments (A)	(1.7)	(5.7)	(1.8)	$(9.2)
Accrued Charges as of December 31, 2020	$0.3	$1.2	$1.7	$3.2
Total Charges	0.7	0.1	—	0.8
Payments (A)	(1.0)	(1.1)	(1.7)	$(3.8)
Accrued Charges as of December 31, 2021 (B)	$—	$0.2	$—	$0.2
(A) Cash payments may include payments related to prior period charges.
(B) The accrued charges as of December 31, 2021 are expected to be paid during 2022.

Reductions in demand for the Company's products, further refinement of its product portfolio, further opportunities to reduce costs or the cost of integrating future acquisitions may result in additional restructuring, exit and impairment charges in future periods.

Note 5 – Acquisitions

2021 Acquisitions - Navico

On October 4, 2021, the Company acquired all the issued and outstanding shares of Marine Innovations Group AS, known as "Navico," for $1.094 billion net cash consideration. The Company used a combination of the Notes, as described in Note 16 – Debt, and cash on hand to fund the acquisition.

Navico was a privately held global company based in Egersund, Norway, and is a global leader in marine electronics and sensors, including multi-function displays, fish finders, autopilots, sonar, radar, and cartography. The acquisition of Navico accelerates the Company's ACES (Autonomy, Connectivity, Electrification, and Shared access) strategy and strengthens the Company's ability to provide complete, innovative digital solutions to

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
consumers and comprehensive, integrated system offerings to our original equipment manufacturer customers. Navico is managed as part of the Company's Parts & Accessories segment.

The Company used the acquisition method of accounting in accordance with ASC 805, Business Combinations, with Brunswick being the acquiring entity, and reflecting estimates and assumptions deemed appropriate by Company management. Transaction costs related to the acquisition were expensed as incurred within Selling, general and administrative expense and totaled $13.8 million for the year ended December 31, 2021. The net sales and operating loss, respectively, of Navico included in Brunswick's consolidated financial statements since the date of acquisition were $120.4 million and $7.4 million, which includes $9.0 million of expense related to inventory fair value adjustments and $5.8 million of intangible asset amortization, for the year ended December 31, 2021.
The following table is a summary of the assets acquired, liabilities assumed and net cash consideration paid, net of cash acquired, for the Navico acquisition:

(in millions)	Fair Value	Useful Life
Accounts and notes receivable	$59.3
Inventory	161.7
Goodwill (A)	435.5
Trade names	133.0	Indefinite
Developed technology	160.0	15 years
Customer relationships	185.0	15 years
Property and equipment	46.1
Other assets	26.9
Total assets acquired	1,207.5

Accounts payable	66.0
Accrued expenses	45.1
Other liabilities	24.0
Total liabilities assumed	135.1

Net cash consideration paid, net of cash acquired	$1,072.4

(A) The goodwill recorded for the acquisition of Navico is partially deductible for tax purposes.

Pro Forma Financial Information (Unaudited)

The pro forma information has been prepared as if the Navico acquisition and the related debt financing had occurred on January 1, 2020. These pro forma results are based on estimates and assumptions which the Company believes to be reasonable. They are not the results that would have been realized had the acquisition actually occurred on January 1, 2020 and are not necessarily indicative of Brunswick's consolidated net earnings in future periods. The pro forma results include adjustments primarily related to the amortization of intangible assets of $23 million and interest expense on the Notes as defined in Note 16 – Debt. Additionally, the pro forma adjustments include transaction costs of $13.8 million and expense related to inventory fair value adjustments of $18.1 million recognized as part of the application of purchase accounting, which are non-recurring.

(in millions)	Year Ended December 31, 2021	Year Ended December 31, 2020

Pro forma Net sales	$6,212.3	$4,694.0
Pro forma Net earnings	633.6	322.4

The pro forma results reflect an effective income tax rate of 21 percent for the years ended December 31, 2021 and December 31, 2020.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Other 2021 Acquisitions

On September 1, 2021, the Company acquired substantially all the net assets of RELiON Battery, LLC ("RELiON"). RELiON is a global provider of lithium batteries and related products to multiple industry sectors. The acquisition of RELiON complements the Company's existing portfolio of advanced battery and power management brands. On September 17, 2021, the Company acquired substantially all the net assets of SemahTronix, LLC, a global supplier of high-complexity electrical wiring harnesses for advanced products in the marine, mobile, and defense industries. The acquisition of the SemahTronix assets enhances the Company's integrated systems offerings by providing the Company's ASG organization and the Company's global customers access to high-quality, large, complex electrical wire harnessing systems that further enable the Company's end-to-end systems solutions and capabilities. These acquisitions are included as part of the Parts & Accessories segment.

On July 9, 2021, the Company acquired Fanautic Club, one of the largest European boat clubs with 23 locations in major coastal cities and tourist centers across Spain. The Company also acquired certain Freedom Boat Club franchise operations and territory rights in the United States during 2021. Acquiring such assets enables Brunswick to accelerate growth by increasing its investments in these markets. These acquisitions are included as part of the Boat segment.

The Company paid net cash consideration of $66.2 million for these acquisitions. The opening balance sheets, which are preliminary and subject to change within the measurement period as the Company finalizes the purchase price allocation and fair value estimates, include $36.4 million of goodwill and $24.1 million of identifiable intangible assets, including customer relationships and trade names of $17.2 million and $6.9 million, respectively. The amount assigned to customer relationships will be amortized over the estimated useful life of 10 years. Transaction costs associated with these acquisitions of $1.8 million were expensed as incurred within Selling, general and administrative expense during 2021. The acquisitions are not material to our net sales, results of operations or total assets during any period presented. Accordingly, the Company's consolidated results of operations do not differ materially from historical performance as a result of the acquisitions, and pro forma results are not presented.

2019 Acquisition

On May 21, 2019, the Company acquired 100 percent of Freedom Boat Club, a leading boat club operator based in Florida. The acquisition expanded the Company's presence and scale within the emerging and fast-growing boat club market, providing its members access to a fleet of boats. Freedom Boat Club is included as part of the Boat segment.

The net cash consideration the Company paid to acquire Freedom Boat Club was $64.1 million, in addition to acquisition-related transaction costs of $2.5 million, for the year ended December 31, 2019. The final opening balance sheet included $29.2 million of identifiable intangible assets, including customer relationships, franchise agreements and trade names of $11.1 million, $4.9 million and $13.2 million, respectively, along with $27.3 million of goodwill, most of which is deductible for tax purposes. Included in the goodwill amount is $0.9 million of purchase accounting adjustments, primarily related to deferred taxes recorded in the year ended December 31, 2020. The amount assigned to Freedom Boat Club's customer relationships and franchise agreements will be amortized over their estimated useful lives of approximately 10 years and 15 years, respectively.

The 2019 Freedom Boat Club acquisition was not material to the Company's net sales, results of operations or total assets during any period presented. Accordingly, the Company's consolidated results from operations do not differ materially from historical performance as a result of this acquisition and, therefore, pro forma results are not presented.

Note 6 – Segment Information

Reportable Segments

The Company's segments are defined by management's reporting structure and operating activities. The Company's reportable segments are the following:

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
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
Parts & Accessories. The Parts & Accessories (P&A) segment consists of the Engine Parts and Accessories, Advanced Systems Group, operating segments, which are aggregated and presented as a single reportable segment. The P&A segment also includes Navico, which was acquired in October 2021.
The P&A segment manufactures, markets, and supplies parts and accessories for both marine and non-marine markets. These products are designed for and sold mostly to aftermarket retailers, distributors, and distribution businesses, as well as original equipment manufacturers (including Brunswick brands). Branded parts and accessories include consumables, such as engine oils and lubricants, and are sold under the Mercury, Mercury Precision Parts, Quicksilver, and Seachoice brands. The P&A segment includes distribution businesses such as Land 'N' Sea, Kellogg Marine Supply, Lankhorst Taselaar, BLA, and Payne's Marine Group, which distribute third-party and Company products. These businesses are leading distributors of marine parts and accessories throughout North America, Europe, and Asia-Pacific. The P&A segment also includes businesses operating under the Ancor, Attwood, BEP, Blue Sea Systems, CZone, Del City, Garelick, Lenco Marine, Marinco, Mastervolt, MotorGuide, ParkPower, ProMariner, RELiON, Whale, and ASG Connect brand names. Products include marine electronics and control systems, instruments, trolling motors, fuel systems, and electrical systems, as well as specialty vehicle, mobile, and transportation aftermarket products. The P&A segment also includes Navico, a global leader in marine electronics and sensors, including multi-function displays, fish finders, autopilots, sonar, radar, and cartography operating under the B&G, C-MAP, Lowrance and Simrad brand names.
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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
length transfer prices as the intersegment pricing for these engines and parts and accessories are based upon and consistent with selling prices to third party customers.

Information about the operations of Brunswick's reportable segments is set forth below:

Reportable Segments

	Net Sales			Operating Earnings (Loss)			Total Assets
(in millions)	2021	2020	2019	2021	2020	2019	2021	2020
Propulsion	$2,504.7	$1,878.4	$1,692.9	$449.7	$285.5	$240.3	$1,225.2	$962.4
Parts & Accessories	2,008.1	1,508.8	1,380.1	335.8	275.4	237.5	2,939.4	1,500.6
Boat	1,703.1	1,250.3	1,334.3	142.3	70.2	76.2	609.9	488.1
Corporate/Other	—	—	—	(114.9)	(91.8)	(83.0)	650.5	819.5
Segment Eliminations	(369.7)	(290.0)	(298.9)	—	—	—	—	—
Total	$5,846.2	$4,347.5	$4,108.4	$812.9	$539.3	$471.0	$5,425.0	$3,770.6

	Depreciation			Amortization
(in millions)	2021	2020	2019	2021	2020	2019
Propulsion	$84.2	$72.0	$62.9	$—	$—	$—
Parts & Accessories	18.7	14.3	13.3	34.2	30.1	30.3
Boat	36.7	30.7	28.2	1.8	1.8	1.3
Corporate/Other	2.5	4.5	2.7	—	—	—
Total	$142.1	$121.5	$107.1	$36.0	$31.9	$31.6

	Capital Expenditures			Research & Development Expense
(in millions)	2021	2020	2019	2021	2020	2019
Propulsion	$162.2	$113.7	$157.2	$93.8	$85.4	$84.6
Parts & Accessories	30.5	21.1	23.4	36.3	19.8	18.8
Boat	63.6	37.6	47.0	21.1	20.7	18.2
Corporate/Other	10.8	10.0	5.0	3.3	—	—
Total	$267.1	$182.4	$232.6	$154.5	$125.9	$121.6

Geographic Segments

	Net sales			Net property
(in millions)	2021	2020	2019	2021	2020
United States	$3,961.9	$2,998.0	$2,871.1	$937.7	$774.2
International	1,884.3	1,349.5	1,237.3	97.2	65.1
Corporate/Other	—	—	—	12.0	24.3
Total	$5,846.2	$4,347.5	$4,108.4	$1,046.9	$863.6

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

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis:

(in millions)		Fair Value
Category	Fair Value Level	December 31, 2021	December 31, 2020
Cash equivalents	1	$0.4	$19.3
Short-term investments in marketable securities	1	0.8	56.7
Restricted cash	1	12.2	10.7
Derivative assets	2	25.1	2.2
Derivative liabilities	2	2.9	12.0
Deferred compensation	1	1.4	1.1
Deferred compensation	2	17.7	18.7
Liabilities measured at net asset value		10.2	10.7
Refer to Note 14 – Financial Instruments for additional information related to the fair value of derivative assets and liabilities by class.

Note 8 – Financing Receivables

The Company has recorded financing receivables, which are defined as a contractual right to receive money, as assets on its Consolidated Balance Sheets as of December 31, 2021 and 2020. Substantially all of the Company’s financing receivables are for commercial customers, which includes receivables sold to third-party finance companies (Third-Party Receivables) and customer notes and other (Other Receivables). Third-Party Receivables are accounts that have been sold to third-party finance companies, but do not meet the definition of a true sale and are therefore recorded as an asset with an offsetting balance recorded as a secured obligation in Accrued expenses. Other Receivables are mostly comprised of notes from customers, which are originated by the Company in the normal course of business. Financing receivables are carried at their face amounts less an allowance for credit losses.

The Company sells a broad range of marine products to a worldwide customer base and extends credit to its customers based upon an ongoing credit evaluation program. The Company’s business units maintain credit departments to manage financial exposure and perform credit risk assessments on an individual account basis. Accounts are not aggregated into categories for credit risk determinations. Due to the composition of the account portfolio, the Company does not believe that the credit risk posed by the Company’s financing receivables is significant to its operations, financial condition or cash flows. There were no significant troubled debt restructurings during the years ended December 31, 2021, 2020 or 2019.

The Company’s financing receivables, excluding trade accounts receivable contractually due within one year, as of December 31, 2021 and December 31, 2020 were $4.3 million and $6.5 million, respectively.

The activity related to the allowance for credit loss on financing receivables during the years ended December 31, 2021 and December 31, 2020 was not material.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Note 9 – Investments

Investments in Marketable Securities

The Company may invest a portion of its cash reserves in marketable debt securities. These investments are reported in Short-term investments in marketable securities on the Consolidated Balance Sheets.

The following is a summary of the fair values, which were equal to the amortized costs, of the Company's available-for-sale securities, all due in one year or less, as of December 31, 2021 and 2020.

(in millions)	December 31, 2021	December 31, 2020
Corporate Bonds	$—	$4.7
Commercial Paper	—	51.2
U.S. Treasury Bills	0.8	0.8
Total available-for-sale-securities	$0.8	$56.7

The Company had $55.9 million of maturities of available-for-sale securities in 2021, and the Company had no maturities of available-for-sale securities in 2020 and 2019.

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

The Company has a 50 percent interest in a Japanese manufacturing company, Tohatsu Marine Corporation (TMC), which is accounted for as an equity method investment. The Company purchases engines from TMC, which are sold mostly in international markets. The Company reported a net amount payable to TMC of $44.2 million and $44.7 million as of December 31, 2021 and December 31, 2020, respectively, within Accounts payable in the Consolidated Balance Sheets. Purchases from TMC were $135.1 million, $91.0 million and $102.6 million in 2021, 2020, and 2019, respectively.

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

In March of 2021, the parties entered into an amended and restated joint venture agreement (JV Agreement) to extend the term of their financial services through December 31, 2025, which included expanded financing to FBC franchisees. The JV Agreement contains a financial covenant that conforms to the maximum leverage ratio test in the Credit Facility described in Note 16 – Debt. The joint venture agreement contains provisions allowing for the renewal of the agreement or the purchase of the other party's interest in the joint venture at the end of its term. Alternatively, either partner may terminate the agreement at the end of its term.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
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

The Company considers BFS's investment in BAC as an investment in a variable interest entity of which the Company is not the primary beneficiary. As a result, the Company accounts for BFS's investment in BAC under the equity method and records it as a component of Equity investments in its Consolidated Balance Sheets. The Company records BFS's share of income or loss in BAC based on its ownership percentage in the joint venture in Equity earnings in its Consolidated Statements of Operations. BFS's equity investment is adjusted monthly to maintain a 49 percent interest in accordance with the capital provisions of the joint venture agreement. The Company funds its investment in BAC through cash contributions and reinvested earnings. BFS's total investment in BAC as of December 31, 2021 and December 31, 2020 was $11.0 million and $12.0 million, respectively.

The Company's maximum loss exposure relating to BAC is detailed as follows:

(in millions)	December 31, 2021	December 31, 2020
Investment	$11.0	$12.0
Repurchase and recourse obligations (A)	38.8	37.0
Liabilities (B)	(0.5)	(1.0)
Total maximum loss exposure	$49.3	$48.0

(A)Repurchase and recourse obligations are off-balance sheet obligations provided by the Company for the Propulsion, Parts & Accessories and Boat segments, respectively, and are included within the Maximum Potential Obligations disclosed in Note 13 – Commitments and Contingencies. Repurchase and recourse obligations include a North American repurchase agreement with WFCDF and could be reduced by repurchase activity occurring under other similar agreements with WFCDF and affiliates. The Company's risk under these repurchase arrangements is partially mitigated by the value of the products repurchased as part of the transaction. Amounts above exclude any potential recoveries from the value of the repurchased product.
(B)Represents accrued amounts for potential losses related to recourse exposure and the Company's expected losses on obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of these products to alternative dealers.

BFS recorded income related to the operations of BAC of $2.1 million, $4.6 million and $6.9 million in Equity earnings in the Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019, respectively.

Cash Flows

BFS reported cash flows from operating activities of $2.1 million, $4.3 million and $7.6 million within Other, net on the Consolidated Statements of Cash Flows in 2021, 2020 and 2019, respectively.

In 2021, BFS reported net cash flows from investing activities within Investments on the Consolidated Statements of Cash flows. Such cash flows for 2021 were $2.5 million, consisting of $6.5 million of cash received and $(4.0) million of cash contributions; in 2020 were $7.2 million, consisting of $10.3 million of cash received and $(3.1) million of cash contributions; and in 2019 were $2.2 million, consisting of $7.9 million of cash received and $(5.7) million of cash contributions.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Note 11 – Goodwill and Other Intangibles

Changes in the Company's goodwill by segment, during the periods ended December 31, 2021 and 2020, are summarized below:

(in millions)	Propulsion	Parts & Accessories	Boat	Total
December 31, 2019	$14.5	$371.9	$28.6	$415.0
Adjustments	0.8	0.6	1.3	2.7
December 31, 2020	$15.3	$372.5	$29.9	$417.7
Acquisitions	—	442.9	29.0	471.9
Adjustments	(0.6)	(0.5)	(0.1)	(1.2)
December 31, 2021	$14.7	$814.9	$58.8	$888.4

See Note 5 – Acquisitions for further details on the Company's acquisitions. Adjustments in both periods include the effect of foreign currency translation on goodwill denominated in currencies other than the U.S. dollar. Adjustments in the Boat segment for 2020 also relate to finalizing purchase accounting related to the Freedom Boat Club acquisition, primarily related to deferred taxes. There was no accumulated impairment loss on Goodwill as of December 31, 2021 or 2020.

The Company's intangible assets, included within Other intangibles, net on the Consolidated Balance Sheets as of December 31, 2021 and 2020, are summarized by intangible asset type below. Other intangible assets primarily consist of software, patents and franchise agreements. Gross and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation. See Note 5 – Acquisitions for further details on intangibles acquired during 2021 and 2020.

	2021		2020
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Customer relationships (A)	$889.4	$(340.9)	$687.7	$(306.4)
Trade names	306.1	—	166.2	—
Developed technology (A)	160.0	(2.7)	—	—
Other (A)	62.0	(21.8)	18.5	(13.7)
Total	$1,417.5	$(365.4)	$872.4	$(320.1)

(A) The weighted average remaining amortization period for Customer relationships, Developed technology and Other intangibles assets was 11.4 years, 14.8 years, and 10.8 years, respectively, as of December 31, 2021.

The Company's intangible assets, included within Other intangibles, net on the Consolidated Balance Sheets as of December 31, 2021 and 2020, are summarized by segment below:

	2021		2020
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Propulsion	$1.0	$(0.5)	$1.0	$(0.5)
Parts & Accessories	1,134.8	(153.4)	618.8	(112.4)
Boat	260.1	(210.5)	252.6	(207.2)
Corporate	21.6	(1.0)	—	—
Total	$1,417.5	$(365.4)	$872.4	$(320.1)

Aggregate amortization expense for intangibles was $36.0 million, $31.9 million and $31.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. Estimated amortization expense for intangible assets is $56.4 million for the year ending December 31, 2022, and $55.8 million for the years ending December 31, 2023, 2024, 2025, and 2026.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Note 12 – Income Taxes

The sources of Earnings before income taxes were as follows:

(in millions)	2021	2020	2019
United States	$537.0	$354.5	$10.1
Foreign	199.4	118.2	100.6
Earnings before income taxes	$736.4	$472.7	$110.7

The Income tax provision consisted of the following:

(in millions)	2021	2020	2019
Current tax expense:
U.S. Federal	$84.3	$66.9	$94.5
State and local	11.2	9.8	6.3
Foreign	67.3	38.9	29.3
Total current	162.8	115.6	130.1

Deferred tax (benefit) expense:
U.S. Federal	(4.9)	(17.3)	(19.7)
State and local	(5.9)	1.1	(29.5)
Foreign	(11.0)	(1.4)	(0.6)
Total deferred	(21.8)	(17.6)	(49.8)

Income tax provision	$141.0	$98.0	$80.3

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Temporary differences and carryforwards giving rise to deferred tax assets and liabilities as of December 31, 2021 and 2020 are summarized in the table below:

(in millions)	2021	2020
Deferred tax assets:
Loss carryforwards	$92.6	$71.2
Tax credit carryforwards	57.6	51.1
Product warranties	28.1	28.1
Compensation and benefits	26.9	20.9
Deferred revenue	23.0	18.1
Sales incentives and discounts	21.7	21.9
Operating lease liabilities	15.7	16.3
Equity compensation	13.8	12.0
Deferred compensation	11.3	11.7
Other	57.5	65.3
Gross deferred tax assets	348.2	316.6
Valuation allowance	(97.9)	(93.4)
Deferred tax assets	250.3	223.2

Deferred tax liabilities:
Depreciation and amortization	(59.3)	(48.0)
State and local income taxes	(22.7)	(22.7)
Operating lease assets	(14.4)	(14.9)
Other	(11.0)	(6.3)
Deferred tax liabilities	(107.4)	(91.9)

Total net deferred tax assets	$142.9	$131.3

The Company's total net deferred tax asset as of December 31, 2021 and 2020 reflects the impact of the U.S. federal corporate tax rate at 21 percent that was part of the Tax Cuts and Jobs Act (TCJA). The Company was required to value its net deferred tax balance at the lower tax rate.

As of December 31, 2021, the Company had a total valuation allowance against its deferred tax assets of $97.9 million. The remaining realizable value of deferred tax assets as of December 31, 2021 was determined by evaluating the potential to recover the value of these assets through the utilization of tax loss and credit carrybacks, the reversal of existing taxable temporary differences and carryforwards, certain tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards. As of December 31, 2021, the Company retained valuation allowance reserves of $35.7 million against deferred tax assets in the U.S. primarily related to non-amortizable intangibles and various state operating loss carryforwards and state tax credits that are subject to restrictive rules for future utilization, and valuation allowances of $62.2 million for deferred tax assets related to foreign jurisdictions, primarily Brazil, Italy, Luxembourg, and Norway.

As of December 31, 2021, the tax benefit of loss carryforwards totaling $92.7 million was available to reduce future tax liabilities. This deferred tax asset was comprised of $1.5 million for the tax benefit of federal net operating loss (NOL) carryforwards, $30.6 million for the tax benefit of state NOL carryforwards and $60.6 million for the tax benefit of foreign NOL carryforwards. NOL carryforwards of $49.9 million expire at various intervals between the years 2022 and 2039, while $42.8 million have an unlimited life.

As of December 31, 2021, tax credit carryforwards totaling $57.6 million were available to reduce future tax liabilities. This deferred tax asset was comprised of $12.9 million related to federal tax credits, and $44.7 million of

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
various state tax credits related to research and development, capital investment and job incentives. These tax credit carryforwards expire at various intervals between the years 2022 and 2036.

No deferred income taxes have been provided as of December 31, 2021 or 2020 on the applicable undistributed earnings of the non-U.S. subsidiaries where the indefinite reinvestment assertion has been applied. If at some future date these earnings cease to be indefinitely reinvested and are repatriated, the Company may be subject to additional U.S. income taxes and foreign withholding and other taxes on such amounts. Pursuant to changes made by the TCJA, remittances from foreign subsidiaries are generally not subject to U.S. income taxation. These remittances are either excluded from U.S. taxable income as earnings that have already been subjected to taxation, or in the alternative are subject to a 100 percent foreign dividends received deduction. The Company continues to provide deferred taxes, primarily related to foreign withholding taxes, on the undistributed net earnings of foreign subsidiaries and unconsolidated affiliates that are not deemed to be indefinitely reinvested in operations outside the United States, although such amounts were immaterial as of December 31, 2021 and 2020.

As of December 31, 2021, 2020 and 2019 the Company had $10.1 million, $4.1 million and $3.9 million of gross unrecognized tax benefits, including interest, respectively. Except for $5.5 million that was included in purchase accounting, and potentially could be modified further through purchase accounting, substantially all of the remaining balances, if recognized, would impact the Company's tax provision and the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2021, 2020 and 2019, the amounts accrued for interest and penalties were not material.

The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties for the 2021, 2020 and 2019 annual reporting periods:

(in millions)	2021	2020	2019
Balance as of January 1	$3.7	$3.7	$2.3
Gross increases - tax positions prior periods	5.9	0.1	2.0
Gross decreases - tax positions prior periods	(0.2)	—	(0.8)
Gross increases - current period tax positions	0.5	0.6	0.4
Decreases - settlements with taxing authorities	(0.2)	(0.1)	—
Reductions - lapse of statute of limitations	—	(0.6)	(0.2)
Balance as of December 31	$9.7	$3.7	$3.7

The Company believes it is reasonably possible that the total amount of gross unrecognized tax benefits as of December 31, 2021 could decrease by approximately $0.5 million in 2022 due to settlements with taxing authorities or lapses in applicable statutes of limitation. Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be significant changes in the amount of unrecognized tax benefits in 2022, but the amount cannot be estimated at this time.

The Company is regularly audited by federal, state and foreign tax authorities. The Internal Revenue Service (IRS) has completed its field examination and has issued its Revenue Agents Report through the 2014 tax year and all open issues have been resolved. The Company is currently open to tax examinations by the IRS for the 2018 through 2020 tax years. Primarily as a result of filing amended returns, which were generated by the closing of federal income tax audits, the Company is still open to state and local tax audits in major tax jurisdictions dating back to the 2014 taxable year. The Company is no longer subject to income tax examinations by any major foreign tax jurisdiction for years prior to 2013.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The difference between the actual income tax provision and the tax provision computed by applying the statutory Federal income tax rate to Earnings before income taxes is attributable to the following:

(in millions)	2021	2020	2019
Income tax provision at 21 percent	$154.6	$99.2	$23.2
State and local income taxes, net of Federal income tax effect	18.0	11.6	(3.6)
Deferred tax asset valuation allowance	(24.2)	(0.2)	(3.5)
Equity compensation	(1.8)	(1.1)	(2.9)
Change in estimates related to prior years and prior years amended tax return filings	3.5	0.9	(2.9)
Federal and state tax credits	(14.9)	(12.0)	(11.6)
Taxes related to foreign income, net of credits	5.5	0.7	(5.2)
Deferred tax reassessment	6.4	5.4	1.9
FDII deduction	(15.3)	(11.4)	(5.5)
Disproportionate tax effect released from Other comprehensive income	—	—	91.4
Other	9.2	4.9	(1.0)
Actual income tax provision	$141.0	$98.0	$80.3

Effective tax rate	19.1%	20.7%	72.6%

During 2021, the Company recorded a $21.0 million income tax benefit related to the release of a portion of the Company’s valuation allowance. This was due to a reassessment of the realizability of certain federal tax credits, state tax credits and state NOL’s. The conclusion to release the valuation allowance was based upon sustained positive operating performance of its U.S. operations and the availability of expected future taxable income, leading the Company to believe that it is more likely than not that the benefit of these U.S. deferred tax assets will be realized.

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

The Company's effective tax rate for 2019 also reflects the benefit of having earnings from foreign entities that are in jurisdictions that have lower statutory tax rates than the U.S. with the most significant impact related to China and Poland, which have applicable statutory tax rates of 15 percent and 19 percent, respectively. In 2020 and 2021, the Company has fewer foreign entities in jurisdictions that have a lower statutory tax rates than the U.S., with the most significant impact related to Poland, which has a 19 percent applicable statutory tax rate.

Income tax provision allocated to continuing operations and discontinued operations for the years ended December 31 was as follows:

(in millions)	2021	2020	2019
Continuing operations	$141.0	$98.0	$80.3
Discontinued operations	0.9	(0.5)	(40.1)
Total income tax provision	$141.9	$97.5	$40.2

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Note 13 – Commitments and Contingencies

Financial Commitments

The Company has entered into guarantees of indebtedness of third parties, primarily in connection with customer financing programs. Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount that is less than the total outstanding obligations. The Company has also extended guarantees to third parties that have purchased customer receivables from Brunswick and, in certain instances, has guaranteed secured term financing of its customers. Potential payments in connection with these customer financing arrangements generally extend over several years. The single year and maximum potential cash obligations associated with these customer financing arrangements as of December 31, 2021 and December 31, 2020 were $48.0 million and $30.9 million, respectively.

In most instances, upon repurchase of the receivable or note, the Company receives rights to the collateral securing the financing. The Company’s risk under these arrangements is partially mitigated by the value of the collateral that secures the financing.

The Company has accounts receivable sale arrangements with third parties which are included in the guarantee arrangements discussed above. The Company treats the sale of receivables in which the Company retains an interest as a secured obligation as the transfers of the receivables under these arrangements do not meet the requirements of a "true sale." Accordingly, the current portion of receivables underlying these arrangements of $1.9 million and $1.6 million was recorded in Accounts and notes receivable and Accrued expenses as of December 31, 2021 and December 31, 2020, respectively. As of December 31, 2021 and 2020, the Company did not have any long-term receivables related to these arrangements.

The Company has also entered into arrangements with third-party lenders in which it has agreed, in the event of a customer or franchisee default, to repurchase from the third-party lender those Brunswick products repossessed from the customer or franchisee. These arrangements are typically subject to a maximum repurchase amount. The single year and maximum potential cash payments the Company could be required to make to repurchase collateral as of December 31, 2021 and December 31, 2020 were $58.5 million and $54.3 million, respectively. Included within this repurchase amount are amounts related to BAC, as discussed in Note 10 – Financing Joint Venture.

The Company’s risk under these repurchase arrangements is partially mitigated by the value of the products repurchased as part of the transaction. The Company had $0.4 million and $0.8 million accrued for potential losses related to repurchase exposure as of December 31, 2021 and December 31, 2020, respectively. The Company’s repurchase accrual represents the expected losses that could result from obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of those products to alternative dealers.

The Company has recorded its estimated net liability associated with losses from these guarantee and repurchase obligations on its Consolidated Balance Sheets based on historical experience and current facts and circumstances. Historical cash requirements and losses associated with these obligations have not been significant, but could increase if dealer defaults exceed current expectations.

Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling $4.1 million and $18.2 million, respectively, as of December 31, 2021. A large portion of these standby letters of credit and surety bonds are related to the Company’s self-insured workers' compensation program as required by its insurance companies and various state agencies. The Company has recorded reserves to cover the anticipated liabilities associated with these programs. Under certain circumstances, such as an event of default under the Company's revolving credit facility, or, in the case of surety bonds, a ratings downgrade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds. The Company was not required to post letters of credit as collateral against surety bonds as of December 31, 2021.

The Company has a collateral trust arrangement with insurance carriers and a trustee bank. The trust is owned by the Company, but the assets are pledged as collateral against workers’ compensation related obligations in lieu of other forms of collateral including letters of credit. In connection with this arrangement, the Company had $12.2

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
million and $9.1 million of cash in the trust as of December 31, 2021 and December 31, 2020, respectively, which was classified as Restricted cash in the Company's Consolidated Balance Sheets.

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

The following activity related to product warranty liabilities was recorded in Accrued expenses during the years ended December 31, 2021 and December 31, 2020:

(in millions)	2021	2020
Balance at beginning of period	$115.9	$117.6
Payments - recurring	(64.9)	(53.5)
(Payments)/Provisions - Sport Yacht & Yachts and Fitness businesses	(6.0)	(6.2)
Provisions/additions for contracts issued/sold	80.4	58.0
Aggregate changes for preexisting warranties	(2.6)	0.9
Foreign currency translation	(1.2)	0.9
Acquisitions	9.1	—
Other	(1.4)	(1.8)
Balance at end of period	$129.3	$115.9

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

The following activity related to deferred revenue for extended product warranty contracts was recorded in Accrued expenses and Other long-term liabilities during the years ended December 31, 2021 and December 31, 2020:

(in millions)	2021	2020
Balance at beginning of period	$87.4	$75.3
Extended warranty contracts sold	32.7	29.5
Revenue recognized on existing extended warranty contracts	(20.2)	(17.3)
Foreign currency translation	—	0.2
Other	(0.4)	(0.3)
Balance at end of period	$99.5	$87.4

Legal

The Company accrues for litigation exposure when it is probable that future costs will be incurred and such costs can be reasonably estimated. Adjustments to estimates are recorded in the period they are identified. Management does not believe that there is a reasonable possibility that a material loss exceeding the amounts

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
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

The environmental remediation and clean-up projects in which the Company is involved have an aggregate estimated range of exposure of approximately $15.9 million to $38.7 million as of December 31, 2021. As of December 31, 2021 and 2020, the Company had accruals for environmental liabilities of $16.4 million and $15.9 million, respectively, which were recorded within Accrued expenses and Other long-term liabilities in the Consolidated Balance Sheets. The Company recorded $0.4 million and $1.6 million of environmental provisions for the year ended December 31, 2021 and 2020, respectively, and recorded nominal environmental provisions for the year ended December 31, 2019.

The Company accrues for environmental remediation-related activities for which commitments or clean-up plans have been developed and for which costs can be reasonably estimated. All accrued amounts are generally determined in consultation with third-party experts on an undiscounted basis and do not consider recoveries from third parties until such recoveries are realized. In light of existing accruals, the Company's environmental claims, when finally resolved, are not expected to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Note 14 – Financial Instruments

The Company operates globally with manufacturing and sales facilities around the world, and therefore, is subject to both financial and market risk. The Company utilizes normal operating and financing activities, along with derivative financial instruments, to minimize these risks.

Derivative Financial Instruments. The Company uses derivative financial instruments to manage its risks associated with movements in foreign currency exchange rates and interest rates. Derivative instruments are not used for trading or speculative purposes. The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivatives that are designated as hedges to specific forecasted transactions. The Company also assesses, both at the hedge’s inception and monthly thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in the anticipated cash flows of the hedged item. If the hedging relationship ceases to be highly effective, or it becomes probable that a forecasted transaction is no longer expected to occur, the Company discontinues hedge accounting prospectively and immediately recognizes the gains and losses associated with those hedges. There were no material adjustments as a result of ineffectiveness to the results of operations for the years ended December 31, 2021, 2020 and 2019. The fair value of derivative financial instruments is determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded. The effects of derivative financial instruments are not expected to be material to the Company’s financial position or results of operations when considered together with the underlying exposure being hedged. Use of derivative financial instruments exposes the Company to credit risk with its counterparties when the fair value of a derivative contract is an asset. The Company mitigates this risk by entering into derivative contracts with highly rated counterparties. The maximum amount of loss due to counterparty credit risk is limited to the asset value of derivative financial instruments.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Cash Flow Hedges. The Company enters into certain derivative instruments that are designated and qualify as cash flow hedges. The Company executes both forward and option contracts, based on forecasted transactions, to manage foreign currency exchange exposure mainly related to inventory purchase and sales transactions.

A cash flow hedge requires that as changes in the fair value of derivatives occur, the portion of the change deemed to be effective is recorded temporarily in Accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of December 31, 2021, the term of derivative instruments hedging forecasted transactions ranged up to 18 months.

The following activity related to cash flow hedges was recorded in Accumulated other comprehensive loss as of December 31:

	Accumulated Unrealized Derivative
	Gains (Losses)
	2021		2020
(in millions)	Pre-tax	After-tax	Pre-tax	After-tax
Beginning balance	$(12.1)	$(15.2)	$1.1	$(5.5)
Net change in value of outstanding hedges	29.5	22.2	(6.4)	(4.7)
Net amount recognized into earnings	4.2	2.9	(6.8)	(5.0)
Ending balance	$21.6	$9.9	$(12.1)	$(15.2)

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

Cross-Currency Swaps. During the second quarter of 2021, the Company entered into cross-currency swaps to hedge euro currency exposures of the net investment in certain foreign subsidiaries. As of December 31, 2021, the notional value of cross-currency swap contracts outstanding was $200.0 million. The cross-currency swaps were designated as net investment hedges, with the amount of gain or loss associated with the change in fair value of these instruments included within Accumulated other comprehensive loss and recognized upon termination of the respective investment.

Commodity Price. The Company uses commodity swaps to hedge anticipated purchases of aluminum. As of December 31, 2021 and 2020, the notional value of commodity swap contracts outstanding was $25.3 million and $10.0 million, respectively. The amount of gain or loss associated with the change in fair value of these instruments is deferred in Accumulated other comprehensive loss and recognized in Cost of sales in the same period or periods during which the hedged transaction affects earnings. As of December 31, 2021, the Company estimates that during the next 12 months it will reclassify $1.9 million of net gains (based on current prices) from Accumulated other comprehensive loss to Cost of sales.

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

Forward exchange contracts outstanding as of December 31, 2021 and December 31, 2020 had notional contract values of $519.8 million and $395.9 million, respectively. There were no option contracts outstanding as of December 31, 2021 or December 31, 2020. The forward contracts outstanding as of December 31, 2021, mature during 2022 and 2023 and mainly relate to the Euro, Australian dollar, Canadian dollar and Japanese yen. As of December 31, 2021, the Company estimates that, during the next 12 months, it will reclassify approximately $6.6 million of net gains (based on rates as of December 31, 2021) from Accumulated other comprehensive loss to Cost of sales.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Interest Rate Derivatives. The Company previously entered into fixed-to-floating interest rate swaps to convert a portion of its long-term debt from fixed to floating rate debt. In the second half of 2019, the Company settled its fixed-to-floating interest rate swaps, resulting in a net deferred gain of $2.5 million included within Debt. The Company will reclassify $0.7 million of net deferred gains from Debt to Interest expense during the next 12 months. As a result, there are no outstanding interest rate swaps as of both December 31, 2021 and December 31, 2020.

During 2021, the Company entered into forward-starting interest rate swaps to hedge the interest rate risk associated with anticipated debt issuances. On August 4, 2021, the company settled these interest rate swaps, resulting in a net deferred loss of $1.6 million. As a result, there were no forward-starting interest rate swaps outstanding as of December 31, 2021 or December 31, 2020. As of December 31, 2021 and December 31, 2020, the Company had $2.4 million and $1.4 million, respectively, of net deferred losses associated with previously settled forward-starting interest rate swaps which were included in Accumulated other comprehensive loss. As of December 31, 2021, the Company will reclassify approximately $0.8 million of net losses resulting from settled forward-starting interest rate swaps from Accumulated other comprehensive loss to Interest expense during the next 12 months.

As of December 31, 2021 and December 31, 2020, the fair values of the Company’s derivative instruments were:

(in millions)	Fair Value
Asset Derivatives	December 31, 2021	December 31, 2020
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	$8.8	$1.3
Commodity contracts	1.9	0.9
Total	$10.7	$2.2

Derivatives Designated as Net Investment Hedges
Cross-currency swaps	$14.3	$—

Other Hedging Activity
Foreign exchange contracts	$0.1	$—

Liability Derivatives
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	$2.6	$11.3

Other Hedging Activity
Foreign exchange contracts	$0.3	$0.7

The effect of derivative instruments on the Consolidated Statements of Operations for the years ended December 31, 2021 and December 31, 2020 is as shown in the tables below.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
The amount of gain (loss) on derivatives recognized in Accumulated other comprehensive loss was as follows:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	December 31, 2021	December 31, 2020
Interest rate contracts	$(1.6)	$—
Foreign exchange contracts	10.7	(7.3)
Commodity contracts	6.1	0.9
Total	$15.2	$(6.4)

Derivatives Designated as Net Investment Hedging Instruments
Cross-currency swaps	$14.3	$—

The amount of gain (loss) reclassified from Accumulated other comprehensive loss into earnings was as follows:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	Location of Gain (Loss)	December 31, 2021	December 31, 2020
Interest rate contracts	Interest expense	$(0.6)	$(0.6)
Foreign exchange contracts	Cost of sales	(8.3)	7.4
Commodity contracts	Cost of sales	4.7	—
Total		$(4.2)	$6.8

Derivatives Designated as Fair Value Hedging Instruments
Interest rate contracts	Interest expense	$0.7	$0.7

Other Hedging Activity
Foreign exchange contracts	Cost of sales	$0.3	$(0.8)
Foreign exchange contracts	Other expense, net	(4.1)	1.0
Total		$(3.8)	$0.2
Fair Value of Other Financial Instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents and accounts and notes receivable, approximate their fair values because of the short maturity of these instruments. As of December 31, 2021 and December 31, 2020, the fair value of the Company’s long-term debt was approximately $1,914.7 million and $1,062.3 million, respectively, and was determined using Level 1 and Level 2 inputs described in Note 7 – Fair Value Measurements, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt. The carrying value of long-term debt, including current maturities, was $1,843.1 million and $972.1 million as of December 31, 2021 and December 31, 2020, respectively.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Note 15 – Accrued Expenses

Accrued Expenses as of December 31, 2021 and 2020 were as follows:

(in millions)	2021	2020
Compensation and benefit plans	$234.3	$167.8
Product warranties	129.3	115.9
Sales incentives and discounts	127.6	113.6
Deferred revenue and customer deposits	61.4	48.2
Current operating lease liabilities	25.8	19.2
Interest	20.9	15.3
Income Taxes	17.0	0.7
Real, personal and other non-income taxes	16.1	15.5
Insurance reserves	14.4	15.9
Environmental reserves	7.0	6.9
Legal fees	6.1	16.5
Derivatives	2.9	12.0
Other	48.5	31.0
Total accrued expenses	$711.3	$578.5

Note 16 – Debt

The following table provides the changes in the Company's long-term debt for the year ended December 31, 2021:

(in millions)	Current maturities of long-term debt	Long-term debt	Total
Balance as of December 31, 2020	$43.1	$908.3	$951.4
Proceeds from issuances of long-term debt	0.4	994.0	994.4
Repayments of long-term debt	(6.7)	(121.7)	(128.4)
Other	0.6	(1.6)	(1.0)
Balance as of December 31, 2021	$37.4	$1,779.0	$1,816.4

Long-term debt as of December 31, 2021 and December 31, 2020 consisted of the following:

(in millions)	2021	2020
Senior Notes, 0.85% due 2024	$450.0	$—
Senior Notes, 2.4% due 2031	550.0	—
Debentures, 7.375% due 2023 (A)	80.8	104.8
Term Loan, floating rate due 2023 (B) (C)	56.3	151.3
Senior Notes, 6.375% due 2049	230.0	230.0
Senior Notes, 6.500% due 2048	185.0	185.0
Senior Notes, 6.625%, due 2049	125.0	125.0
Notes, 7.125% due 2027	160.7	163.2
Other Long-term debt	7.4	13.9
Total long-term debt	1,845.2	973.2
Unamortized discount and issuance costs	(28.8)	(21.8)
Current maturities of long-term debt	(37.4)	(43.1)
Long-term debt, net of current maturities, unamortized discount and debt issuance costs	$1,779.0	$908.3

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

(A) Included in Debentures, 7.375% percent due 2023 as of December 31, 2021 and December 31, 2020, are the aggregate fair values related to the fixed-to-floating interest rate swaps as discussed in Note 14 – Financial Instruments.
(B) Beginning in December 2018, scheduled repayment of the 5-year term loan occurs each March, June, September and December equal to 2.50% of the aggregate principal amount of $350.0 million. The remaining principal amount is due August 2023.
(C) As of December 31, 2021 and December 31, 2020, the interest rate was 1.72% and 1.74%, respectively.

Debt issuance costs paid for the year ended December 31, 2021 was $7.1 million. Debt issuance costs are reported in Net proceeds from issuances of long-term debt within cash flows from financing activities on the Consolidated Statements of Cash Flows. There were no debt issuance costs paid during 2020.

Scheduled maturities:

(in millions)
2022	$37.4
2023	104.2
2024	450.7
2025	0.6
2026	0.6
Thereafter	1,251.7
Total long-term debt including current maturities	$1,845.2

Activity

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

Term Loan

During 2021 and 2020, the Company made principal repayments totaling $95.0 million and $155.0 million of its 2023 floating rate term loan, respectfully. The term loan was redeemed at 100 percent of the principal amount plus accrued interest, in accordance with the redemption provisions of the term loan.

Senior Notes due 2021

In July 2019, the Company called $150.0 million of its 4.625% senior notes due 2021. The bonds were retired in August 2019 at par plus accrued interest, in accordance with the call provisions of the notes, and the associated interest rate swaps have been terminated. Refer to Note 14 – Financial Instruments for further information on the terminated interest rate swaps.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
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

Credit Facility

The Company maintains an Amended and Restated Credit Agreement (Credit Facility). In July 2021, the Company entered into an Amended and Restated Credit Agreement (the "Amended Credit Facility") with certain wholly-owned subsidiaries of the Company as subsidiary borrowers and lenders as parties, and JPMorgan as administrative agent. The Amended Credit Facility amends and restates the Credit Facility dated as of March 21, 2011, as amended and restated through November 12, 2019. The Amended Credit Facility increases the revolving commitments to $500.0 million, with the capacity to add up to $100.0 million of additional revolving commitments, and amends the Credit Facility in certain respects, including, among other things:

•Extending the maturity date to July 16, 2026, with up to two, one-year extensions available.

•Modifying the applicable interest rate margin range such that the highest applicable interest rate margin is reduced from 1.9 percent per annum to 1.7 percent per annum.

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

The Company currently pays a credit facility fee of 15 basis points per annum. The facility fee per annum will be within a range of 12.5 to 35 basis points based on the Company's credit rating. Under the terms of the Credit Facility, the Company has two borrowing options: borrowing at a rate tied to adjusted LIBOR plus a spread of 110 basis points or a base rate plus a margin of 10.0 basis points. The rates are determined by the Company's credit ratings, with spreads ranging from 100 to 170 basis points for LIBOR rate borrowings and 0 to 90 basis points for base rate borrowings. The Company is required to maintain compliance with two financial covenants included in the Credit Facility: a minimum interest coverage ratio and a maximum net leverage ratio. The minimum interest coverage ratio, as defined in the agreement, is not permitted to be less than 3.00 to 1.00. The maximum net leverage ratio, as defined in the agreement, is not permitted to be more than 3.50 to 1.00 but allows for a 12-month increase to 4.00 to 1.00 following the consummation of a Qualified Acquisition (as such term is defined in the Amended Credit Facility). As of December 31, 2021, the Company was in compliance with the financial covenants in the Credit Facility.

On March 23, 2020, the Company delivered a borrowing request to the administrative agent for the Credit Facility to increase the Company’s borrowings to $385.0 million, which was substantially all of the amount available for borrowing under the Credit Facility, net of outstanding letters of credit. The Company borrowed the amount described above under the Credit Facility as a precautionary action in order to increase its cash position and to enhance its liquidity and financial flexibility in response to the COVID-19 pandemic. This amount was repaid during 2020.

During 2021 there were no borrowings under the Credit Facility. During 2020, gross borrowings totaled $610.0 million. As of December 31, 2021 and December 31, 2020, there were no borrowings outstanding, and available borrowing capacity as of December 31, 2021 totaled $497.2 million, net of $2.8 million of letters of credit outstanding under the Credit Facility. The maximum amount utilized under the Credit Facility during the year ended December 31, 2020, including letters of credit outstanding under the Credit Facility, was $397.1 million.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Commercial Paper

In December 2019, the Company entered into an unsecured commercial paper program (CP Program) pursuant to which the Company may issue short-term, unsecured commercial paper notes (CP Notes). Amounts available under the CP Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate principal amount of CP Notes outstanding under the CP Program at any time not exceeding the lower of $300.0 million or the available borrowing amount under the Credit Facility. The net proceeds of the issuances of the CP Notes are expected to be used for general corporate purposes. The maturities of the CP Notes will vary but may not exceed 397 days from the date of issue. The CP Notes will be sold under customary terms in the commercial paper market and will be issued at a discount to par or alternatively, will be issued at par and bear varying interest rates on a fixed or floating basis. During 2021, borrowings under the CP Program totaled $200.0 million, all of which were repaid during the period. During 2021, the maximum amount utilized under the CP Program was $100.0 million. During 2020, borrowings under the CP Program totaled $175.0 million, all of which were repaid during the period. During 2020, the maximum amount utilized under the CP Program was $100.0 million. There were no borrowings under the CP program during 2019.
Other Debt

As provided under the terms of its loan agreement with the Fond du Lac County Economic Development Corporation, which is secured by the Company's property located in Fond du Lac, Wisconsin, up to a maximum 43 percent of the principal due annually can be forgiven if the Company achieves certain employment targets as outlined in the agreement. The amount of loan forgiveness is based on average employment levels at the end of the previous four quarters. Total loan forgiveness for 2021, 2020 and 2019 was $2.1 million or 43 percent of the principal due each year. In the fourth quarter of 2021, the Company paid in full the outstanding principal amount of this loan along with accrued interest using cash on hand.

General Provisions

The table below summarizes the general provisions of these long-term debt instruments.

	Debentures due 2023	Senior Notes due 2024	Notes due 2027	Senior Notes due 2031	Senior Notes due 2048	Senior Notes due 2049	Senior Notes due 2049
Coupon Rate	7.375%	0.850%	7.125%	2.400%	6.500%	6.625%	6.375%
Maturity Date	9/1/2023	8/18/2024	8/1/2027	8/18/2031	10/15/2048	1/15/2049	4/15/2049
Interest Payment Frequency	Semi-Annually	Semi-Annually	Semi-Annually	Semi-Annually	Quarterly	Quarterly	Quarterly
Callable	No	Yes	No	No	Yes	Yes	Yes
Price Callable at:	n/a	Par	n/a	n/a	Par	Par	Par
Callable as of:	n/a	8/18/2022	n/a	n/a	10/15/2023	1/15/2024	4/15/2024
Redeemable (A)	No	No	Yes	Yes	No	No	No
Redeemable at:	n/a	n/a	Make-Whole Premium	Make-Whole Premium	n/a	n/a	n/a
Redeemable until:	n/a	n/a	6-months prior to Maturity	3-months prior to Maturity	n/a	n/a	n/a
Change of Control (B)	n/a	Yes	n/a	Yes	Yes	Yes	Yes
(A) If the Company elects to redeem the debt instrument, it will pay a "make-whole" redemption price set forth in the respective indenture.
(B) If the Company experiences a change of control, subject to certain circumstances, the Company may be required to repurchase some or all of the notes for an amount equal to 101 percent of the outstanding principal plus any accrued and unpaid interest.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Note 17 – Postretirement Benefits

Overview. The Company has defined contribution plans and makes contributions including matching and annual discretionary contributions which are based on various percentages of compensation, and in some instances are based on the amount of the employees' contributions to the plans. The expense related to the defined contribution plans was $47.1 million in 2021, $49.4 million in 2020 and $44.1 million in 2019.

The Company's domestic pension and retiree health care and life insurance benefit plans, which are discussed below, provide benefits based on years of service and, for some plans, the employee's average compensation prior to retirement. Such benefit accruals are frozen for all plan participants. The Company uses a December 31 measurement date for these plans. The Company's foreign postretirement benefit plans are not significant individually or in the aggregate.

Plan Developments. The Company historically maintained four qualified defined benefit plans: the Brunswick Pension Plan for Salaried Employees (Salaried Plan), the Brunswick Pension Plan for Hourly Bargaining Unit Employees (Bargaining Plan), the Brunswick Pension Plan For Hourly Employees (Hourly Plan) and the Brunswick Pension Plan For Hourly Wage Employees (Muskegon Plan). During the third quarter of 2018, the Company initiated actions to terminate its two remaining plans, the Salaried Plan and the Bargaining Plan, effective October 31, 2018. All benefits were settled during 2019 either through a lump-sum payment to participants or the purchase of an annuity offering on behalf of the participants. As a result of the planned terminations, the remaining over-funded position for each plan is currently recorded within Accounts and notes receivable in the Consolidated Balance Sheets. The Company had previously completed actions to terminate the Hourly Plan and the Muskegon Plan, effective as of December 31, 2016, and all benefits were paid during 2017.

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

Costs. Pension and other postretirement benefit costs included the following components for 2021, 2020 and 2019:

	Pension Benefits			Other Postretirement Benefits
(in millions)	2021	2020	2019	2021	2020	2019
Interest cost	$0.4	$0.7	$6.0	$—	$0.8	$1.3
Expected return on plan assets	—	—	(7.4)	—	—	—
Amortization of prior service credits	—	—	—	—	(0.7)	(0.7)
Amortization of net actuarial losses	0.8	0.6	5.8	—	—	—
Settlement charges	—	(1.1)	292.8	—	—	—
Net pension and other benefit costs	$1.2	$0.2	$297.2	$—	$0.1	$0.6

Net pension and other benefit costs are recorded in Pension settlement benefit (charge) and Other expense, net in the Consolidated Statements of Operations.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Benefit Obligations and Funded Status. A reconciliation of the changes in the benefit obligations and fair value of assets over the two-year period ending December 31, 2021, and a statement of the funded status as of December 31 for these years for the Company's pension and other postretirement benefit plans follow:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2021	2020	2021	2020
Reconciliation of benefit obligation:
Benefit obligation as of previous December 31	$27.5	$28.1	$33.2	$33.0
Interest cost	0.4	0.7	—	0.8
Actuarial losses	—	2.1	(1.8)	1.8
Benefit payments	(3.2)	(3.4)	(2.0)	(2.4)
Benefit obligation as of December 31	24.7	27.5	29.4	33.2

Reconciliation of fair value of plan assets:
Fair value of plan assets as of previous December 31	—	10.6	—	—
Employer contributions	3.2	3.4	2.0	2.4
Benefit payments	(3.2)	(3.4)	(2.0)	(2.4)
Adjustments (A)	—	(10.6)	—	—
Fair value of plan assets as of December 31	—	—	—	—

Funded status as of December 31	$(24.7)	$(27.5)	$(29.4)	$(33.2)
Funded percentage	NA	NA	NA	NA

(A) 2020 adjustment represents the over funded position of the Company's salaried bargaining plans refunded during the year.

The funded status of these pension plans includes the projected and accumulated benefit obligations for the Company's nonqualified pension plan of $24.7 million and $27.5 million as of December 31, 2021 and 2020, respectively. The Company's nonqualified pension plan and other postretirement benefit plans are not funded. The projected benefit obligation, net of plan assets for the Company's foreign pension plans, was $16.2 million and $17.1 million as of December 31, 2021 and 2020, respectively.

The amounts included in the Company's Consolidated Balance Sheets as of December 31, 2021 and 2020, were as follows:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2021	2020	2021	2020
Accrued expenses	$3.0	$3.0	$3.1	$3.1
Postretirement benefit liabilities	21.7	24.5	26.3	30.1
Liabilities recognized	$24.7	$27.5	$29.4	$33.2

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Accumulated Other Comprehensive Loss. The following pretax activity related to pensions and other postretirement benefits was recorded in Accumulated other comprehensive loss as of December 31:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2021	2020	2021	2020
Prior service credits
Beginning balance	$—	$—	$(7.4)	$(8.1)
Amount recognized as component of net benefit costs	—	—	—	0.7
Ending balance	—	—	(7.4)	(7.4)

Net actuarial losses
Beginning balance	13.5	12.0	0.4	(1.4)
Actuarial losses arising during the period	—	2.1	(2.3)	1.8
Amount recognized as component of net benefit costs	(0.8)	(0.6)	—	—
Ending balance	12.7	13.5	(1.9)	0.4

Total	$12.7	$13.5	$(9.3)	$(7.0)
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

Other Postretirement Benefits. Once participants eligible for other postretirement benefits turn 65 years old, the health care benefits become a flat dollar amount based on age and years of service. The assumed health care cost trend rate for other postretirement benefits for pre-age 65 benefits as of December 31 was as follows:

	Pre-age 65 Benefits
	2021	2020
Health care cost trend rate for next year	5.6%	5.3%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.0%	4.5%
Year rate reaches the ultimate trend rate	2045	2037

A one percent change in the assumed health care trend rate as of December 31, 2021 would not have a material impact on the accumulated postretirement benefit obligation.

The Company monitors the cost of health care and life insurance benefit plans and reserves the right to make additional changes or terminate these benefits in the future.

Assumptions. Weighted average assumptions used to determine pension and other postretirement benefit obligations as of December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2021	2020	2021	2020
Discount rate	2.50%	2.00%	2.61%	2.13%

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Weighted average assumptions used to determine net pension and other postretirement benefit costs for the years ended December 31 were as follows:

	2021	2020	2019
Discount rate for pension benefits (A) (B)	1.37%	2.55%	4.13%
Discount rate for other postretirement benefits (A) (B)	1.50%	2.65%	3.85%
Long-term rate of return on plan assets (C)	NA	NA	NA

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

Expected Cash Flows. The expected cash flows for the Company's pension and other postretirement benefit plan are presented as follows:

(in millions)	Pension Benefits	Other Postretirement Benefits
Company contributions expected to be made in 2022	$2.8	$2.9
Expected benefit payments:
2022	2.8	2.9
2023	2.8	2.8
2024	2.4	2.6
2025	2.3	2.5
2026	2.1	2.3
2026-2030	8.4	9.6

Note 18 – Stock Plans and Management Compensation

Under the Brunswick Corporation 2014 Stock Incentive Plan, the Company may grant stock appreciation rights (SARs), non-vested stock units, and performance awards to executives, other employees and non-employee directors with shares from treasury shares and from authorized, but unissued, shares of common stock initially available for grant, in addition to: (i) the forfeiture of past awards; (ii) shares not issued upon the net settlement of SARs; or (iii) shares delivered to or withheld by the Company to pay the withholding taxes related to awards. As of December 31, 2021, 5.0 million shares remained available for grant.

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

The Company recognizes the cost of non-vested stock units on a straight-line basis over the requisite service period. Additionally, cash-settled non-vested stock units are recorded as a liability on the balance sheet and adjusted to fair value each reporting period through stock compensation expense. During the years ended December 31, 2021, 2020 and 2019, the Company charged $16.3 million, $13.3 million and $10.9 million, respectively, to compensation expense for non-vested stock units. The related income tax benefit recognized in 2021, 2020 and 2019 was $4.0 million, $3.3 million and $2.7 million, respectively. The fair value of shares vested during 2021, 2020 and 2019 was $11.3 million, $6.6 million and $19.2 million, respectively.

The weighted average price per Non-vested stock unit at grant date was $91.14, $64.13 and $49.12 for units granted in 2021, 2020 and 2019, respectively. Non-vested stock unit activity for the year ended December 31, 2021 was as follows:

(in thousands, except grant date fair value)	Non-vested Stock Unit Activity	Weighted Average Grant Date Fair Value ($)
Non-vested units, unvested as of January 1, 2021	571	57.31
Awarded	190	91.14
Forfeited	(14)	66.39
Vested	(112)	59.71
Non-vested units, unvested as of December 31, 2021	635	66.81

As of December 31, 2021, there was $12.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. The Company expects this expense to be recognized over a weighted average period of 1.2 years.

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

In addition, grantees continue to vest in accordance with the vesting schedule even upon termination if (i) the grantee has attained the age of 62 or (ii) the grantee's age plus total years of service equals 70 or more. An additional provision applies that prorates the grant in the event of termination prior to the first anniversary of the date of grant, provided the participant had met the appropriate retirement age definition of rule of 70 or age 62.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
SARs activity for all plans for the years ended December 31, 2021, 2020 and 2019, was as follows:

	2021				2020
(in thousands, except exercise price and terms)	SARs Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	SARs Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding on January 1	22	$23.41			119	$21.57
Exercised	(16)	$23.28		$1,255	(97)	$21.16	$5,353
Forfeited	—	$—			—	$11.08
Outstanding on December 31	6	$23.79	0.1 years	$1,693	22	$23.41	$6,276
Exercisable and Vested on December 31	6	$23.79	0.1 years	$1,693	22	$23.41	$6,276

	2019
(in thousands, except exercise price and terms)	SARs Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding on January 1	343	$16.04
Exercised	(224)	$13.13	$10,494
Forfeited	—	$5.86
Outstanding on December 31	119	$21.57	$4,571
Exercisable and Vested on December 31	119	$21.57	$4,571

SARs expense was immaterial for all periods presented.

Performance Awards

In February 2021, 2020 and 2019, the Company granted performance shares to certain senior executives. Performance share awards are based on three performance measures: a cash flow return on investment (CFROI) measure, an operating margin (OM) measure and a total shareholder return (TSR) modifier. Performance shares are earned based on a three-year performance period commencing at the beginning of the calendar year of each grant. The performance shares earned are then subject to a TSR modifier based on stock returns measured against stock returns of a predefined comparator group over a three-year performance period. Additionally, in February 2021, 2020 and 2019, the Company granted 24,560, 26,750 and 24,605 performance shares, respectively, to certain officers and certain senior managers based on the respective measures and performance periods described above but excluding a TSR modifier.

The fair values of the senior executives' performance share award grants with a TSR modifier at the grant date in 2021, 2020 and 2019 were $91.44, $64.72 and $49.64, respectively, which were estimated using the Monte Carlo valuation model, and incorporated the following assumptions:

	2021	2020	2019
Risk-free interest rate	0.2%	1.4%	2.9%
Dividend yield	1.2%	1.5%	1.7%
Volatility factor	65.6%	46.6%	41.0%
Expected life of award	2.9 years	2.9 years	2.9 years

The fair value of certain officers' and certain senior managers' performance awards granted based solely on the CFROI and OM performance factors was $87.48, $61.91 and $47.61, which was equal to the stock price on the date of grant in 2021, 2020 and 2019, respectively, less the present value of dividend payments over the vesting period.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
The Company recorded compensation expense related to performance awards of $13.5 million, $13.8 million and $6.4 million in 2021, 2020 and 2019, respectively. The related income tax benefit recognized in 2021, 2020 and 2019 was $3.3 million, $3.4 million and $1.6 million, respectively. The fair value of awards vested during 2021, 2020 and 2019 was $18.6 million, $3.4 million and $4.9 million, respectively.

Performance award activity for the year ended December 31, 2021 was as follows:

(in thousands, except grant date fair value)	Performance Awards	Weighted Average Grant Date Fair Value ($)
Performance awards, unvested at January 1	212	55.71
Awarded	166	76.89
Forfeited	(1)	87.48
Vested and earned	(185)	53.35
Performance awards, unvested at December 31	192	76.15

As of December 31, 2021, the Company had $6.4 million of total unrecognized compensation expense related to performance awards. The Company expects this expense to be recognized over a weighted average period of 1.5 years.

Excess Tax Benefits/Shortfalls

For tax purposes, share-based compensation expense is deductible in the year of exercise or release based on the intrinsic value of the award on the date of exercise or release. For financial reporting purposes, share-based compensation expense is based upon grant-date fair value, which is amortized over the vesting period. Excess or "windfall" tax benefits represent the excess tax deduction received by the Company resulting from the difference between the share-based compensation expense deductible for tax purposes and the share-based compensation expense recognized for financial reporting purposes. Conversely, the Company may recognize a tax "shortfall" in circumstances when share-based expense recognized for reporting purposes exceeds the expense deductible for tax purposes. Windfall tax benefits and shortfalls are recorded directly to Income tax provision on the Company's Consolidated Statement of Operations. Windfall tax benefits for the years ended December 31, 2021, 2020 and 2019 were $1.8 million, $1.1 million and $2.8 million, respectively.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Note 19 – Comprehensive Income (Loss)

The following table presents reclassification adjustments out of Accumulated other comprehensive loss during the years ended December 31, 2021, 2020 and 2019:

(in millions)
Details about Accumulated other comprehensive loss components	2021	2020	2019	Affected line item in the statement where net income is presented
Amount of loss reclassified into earnings from foreign currency:
Foreign currency cumulative translation adjustment	$—	$—	$(13.9)	Net loss from discontinued operations, net of tax
	—	—	(13.9)	Net loss from discontinued operations, net of tax
	—	—	0.1	Net loss from discontinued operations, net of tax
	$—	$—	$(13.8)	Net loss from discontinued operations, net of tax

Amortization of defined benefit items:
Prior service credits	$0.2	$0.7	$0.7	Other expense, net (A)
Net actuarial losses	(1.1)	(1.1)	(6.2)	Other expense, net (A)
Net actuarial losses	—	—	(292.8)	Pension settlement benefit (charge) (A) (B)
	(0.9)	(0.4)	(298.3)	Earnings before income taxes
	0.1	0.1	(15.0)	Income tax provision (B)
	$(0.8)	$(0.3)	$(313.3)	Net earnings from continuing operations(B)

Amount of gain (loss) reclassified into earnings on derivative contracts:
Interest rate contracts	$(0.6)	$(0.6)	$(0.6)	Interest expense
Foreign exchange contracts	(8.3)	7.4	10.8	Cost of sales
Commodity Contracts	4.7	—	—	Cost of sales
	(4.2)	6.8	10.2	Earnings before income taxes
	1.3	(1.8)	(3.0)	Income tax provision
	$(2.9)	$5.0	$7.2	Net earnings from continuing operations

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

Note 20 – Treasury Stock

The Company has executed share repurchases against authorizations approved by the Board of Directors in 2019 and 2021. In 2021, the Company repurchased $120.1 million of stock under these authorizations and as of December 31, 2021, the remaining authorization was $346.4 million.

Treasury stock activity for the years ended December 31, 2021, 2020 and 2019 was as follows:

(Shares in thousands)	2021	2020	2019
Balance as of January 1	24,663	22,969	15,781
Compensation plans and other	(303)	(263)	(542)
Share repurchases	1,245	1,957	7,730
Balance as of December 31	25,605	24,663	22,969

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Note 21 – Leases

The Company has operating lease agreements for offices, branches, factories, distribution and service facilities and certain personal property. Leases with an initial lease term of 12 months or less are not recorded on the balance sheet. Finance leases are not material to the Company's consolidated financial statements.

The Company determines if an arrangement is a lease at lease inception. Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company's lease contracts do not include an implicit rate, the Company uses its incremental borrowing rate, based on information available at commencement date, in determining the present value of future payments. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. The operating lease asset also includes any initial direct costs and lease payments made prior to lease commencement and excludes lease incentives incurred.

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

A summary of the Company's lease assets and lease liabilities as of December 31, 2021 and December 31, 2020 is as follows:

(in millions)	Classification	Dec 31, 2021	Dec 31, 2020
Lease Assets
Operating lease assets	Operating lease assets	$92.8	$83.0

Lease Liabilities
Current operating lease liabilities	Accrued expenses	25.8	19.2
Non-current operating lease liabilities	Operating lease liabilities	75.5	69.8
Total lease liabilities		$101.3	$89.0

A summary of the Company's total lease cost for the years ended December 31, 2021, December 31, 2020 and December 31, 2019 is as follows:

(in millions)	Classification	Dec 31, 2021	Dec 31, 2020	Dec 31, 2019
Operating lease cost	Selling, general, and administrative expense	$13.4	$13.2	$13.9
	Cost of sales	28.6	24.9	25.6
Variable lease cost	Selling, general, and administrative expense	1.1	1.1	0.5
	Cost of sales	5.2	4.8	4.4
Total lease cost (A)		$48.3	$44.0	$44.4

(A) Includes total short-term lease cost which is immaterial.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
The Company's maturity analysis of its operating lease liabilities as of December 31, 2021 is as follows:

(in millions)
2022	$26.1
2023	26.0
2024	21.9
2025	13.1
2026	8.0
Thereafter	16.9
Total lease payments	112.0
Less: Interest	(10.7)
Present value of lease liabilities	$101.3

The total weighted-average discount rate and remaining lease term for the Company's operating leases were 3.92 percent and 5.33 years, respectively, as of December 31, 2021. Total operating lease payments reflected in operating cash flows were $25.2 million for the year ended December 31, 2021.

BRUNSWICK CORPORATION
Schedule II - Valuation and Qualifying Accounts
(in millions)

Allowances for Losses on Receivables	Balance at Beginning of Year	Charges to Profit and Loss	Write-offs	Recoveries	Other	Balance at End of Year
2021	$10.7	$0.4	$(1.0)	$0.1	$(0.5)	$9.7

2020	8.5	3.3	(1.6)	0.1	0.4	10.7

2019	8.7	1.6	(1.7)	0.2	(0.3)	8.5

Deferred Tax Asset Valuation Allowance	Balance at Beginning of Year	Charges to Profit and Loss(A)	Write-offs	Recoveries	Other(B)	Balance at End of Year
2021	$93.4	$(24.2)	$—	$—	$28.7	$97.9

2020	93.3	(0.2)	—	—	0.3	93.4

2019	74.7	(3.5)	—	—	22.1	93.3

(A) For the year ended December 31, 2021, the deferred tax asset valuation benefit activity primarily relates to reassessments for state tax credits and NOL’s, and to certain federal tax credits. For the year ended December 31, 2020, the deferred tax asset valuation benefit activity primarily relates to reassessments for state purposes and to certain federal tax credits. For the year ended December 31, 2019, the deferred tax asset valuation benefit activity primarily relates to reassessments for state recognition purposes.
(B) For the year ended December 31, 2021, the activity primarily relates to opening balances of Foreign entities acquired during the year. For the year ended December 31, 2020, the activity primarily relates to foreign currency translation. For the year ended December 31, 2019, the activity primarily relates to Federal and State impact of the sale of the stock of certain entities.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUNSWICK CORPORATION
February 16, 2022	By:	/S/ RANDALL S. ALTMAN
Randall S. Altman
Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

February 16, 2022	By:	/S/ DAVID M. FOULKES
David M. Foulkes
Chief Executive Officer and Director
(Principal Executive Officer)

February 16, 2022	By:	/S/ RYAN M. GWILLIM
Ryan M. Gwillim
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

February 16, 2022	By:	/S/ RANDALL S. ALTMAN
Randall S. Altman
Vice President and Controller
(Principal Accounting Officer)

This report has been signed by the following directors, constituting the remainder of the Board of Directors, by Ryan M. Gwillim, as Attorney-in-Fact.

Nancy E. Cooper
David C. Everitt
Reginald Fils-Aimé
Lauren Patricia Flaherty
Joseph W. McClanathan
David V. Singer
Jane L. Warner
J. Steven Whisler
Roger J. Wood
MaryAnn Wright

February 16, 2022	By:	/S/ RYAN M. GWILLIM
Ryan M. Gwillim
Attorney-in-Fact