Form 10-K/A
period 2021-12-31
BRUNSWICK CORP
filed 2022-02-22
CIK 14930

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

EXPLANATORY NOTE

Brunswick Corporation (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2021, originally filed with the Securities and Exchange Commission on February 16, 2022 (the “Original Filing”), to correct Exhibit 23.1 (Consent of Independent Registered Public Accounting Firm) and Exhibit 24.1 (Power of Attorney) included with the Original Filing. Due to an administrative oversight, incorrect versions of these exhibits were inadvertently included in the Original Filing.

Except as described in this Explanatory Note, this Amendment does not modify, amend, or update any of the financial information or any other information set forth in the Form 10-K, and this Amendment does not reflect events that occurred subsequent to the Original Filing.

Item 15. Exhibits

Item 15 of the Original Filing is hereby amended solely to update the Exhibit Index with the corrected Consent of Deloitte & Touche LLP (23.1) and Power of Attorney (24.1) with the new certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The updated Exhibit Index is below.

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

10.17*	2020 Brunswick Performance Plan Summary Terms and Conditions.
10.18*	2020 Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan.
10.19*	2020 Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan — TSR Participants.
10.20*	2020 Stock-Settled Restricted Stock Unit Grant Terms and Conditions for Select Key Employees Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan.

10.21*	2020 Stock-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan.
10.22*†	2021 Brunswick Performance Plan (BPP) Summary Terms and Conditions.
10.23*†	2021 Performance Share Award Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan --TSR Participants.
10.24*†	2021 Stock-Settled Restricted Stock Unit Grant Terms and Conditions for Select Key Employees Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan.
10.25*†	2021 Stock-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan.
21.1†	Subsidiaries of the Company.
23.1††	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP, Chicago, Illinois, PCAOB ID 34.
24.1††	Power of Attorney.
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3††	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4††	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.1	Cover Page Interactive Data File, formatted in Inline XBRL, is contained in Exhibit 101.

* Management contract or compensatory plan or arrangement

† Filed as an exhibit to the Original Filing

†† Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2021 to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUNSWICK CORPORATION
February 22, 2022	By:	/s/ RANDALL S. ALTMAN
Randall S. Altman
Vice President and Controller