Form 10-Q
period 2022-04-02
BRUNSWICK CORP
filed 2022-05-10
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended April 02, 2022

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
The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of May 6, 2022 was 75,729,917.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
April 2, 2022

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(in millions, except per share data)	April 2, 2022	April 3, 2021
Net sales	$1,695.7	$1,433.2
Cost of sales	1,212.1	1,015.9
Selling, general and administrative expense	192.7	150.8
Research and development expense	51.4	34.1
Restructuring, exit and impairment charges	—	0.5
Operating earnings	239.5	231.9
Equity earnings	0.8	0.8
Other expense, net	(1.5)	(1.3)
Earnings before interest and income taxes	238.8	231.4
Interest expense	(18.4)	(14.8)
Interest income	0.1	0.2
Loss on early extinguishment of debt	(0.1)	—
Earnings before income taxes	220.4	216.8
Income tax provision	46.4	47.4
Net earnings from continuing operations	174.0	169.4

Net earnings (loss) from discontinued operations, net of tax	0.2	(0.1)
Net earnings	$174.2	$169.3

Earnings per common share:
Basic
Earnings from continuing operations	$2.26	$2.17
Earnings (loss) from discontinued operations	0.00	(0.00)
Net earnings	$2.26	$2.17

Diluted
Earnings from continuing operations	$2.25	$2.15
Earnings (loss) from discontinued operations	0.00	(0.00)
Net earnings	$2.25	$2.15

Weighted average shares used for computation of:
Basic earnings per common share	76.9	78.2
Diluted earnings per common share	77.4	78.8

Comprehensive income	$184.1	$174.9

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	April 2, 2022	December 31, 2021	April 3, 2021
Assets
Current assets
Cash and cash equivalents, at cost, which approximates fair value	$680.1	$354.5	$471.9
Restricted cash	12.2	12.2	9.7
Short-term investments in marketable securities	6.8	0.8	7.3
Total cash and short-term investments in marketable securities	699.1	367.5	488.9
Accounts and notes receivable, less allowances of $11.2, $9.7, $9.8	664.7	485.3	539.1
Inventories
Finished goods	752.4	685.5	463.7
Work-in-process	195.4	176.8	125.4
Raw materials	397.9	345.7	176.5
Net inventories	1,345.7	1,208.0	765.6
Prepaid expenses and other	81.7	63.8	42.1
Current assets	2,791.2	2,124.6	1,835.7

Property
Land	34.5	34.7	17.6
Buildings and improvements	497.5	479.3	440.3
Equipment	1,351.8	1,332.4	1,198.2
Total land, buildings and improvements and equipment	1,883.8	1,846.4	1,656.1
Accumulated depreciation	(1,002.3)	(989.6)	(944.9)
Net land, buildings and improvements and equipment	881.5	856.8	711.2
Unamortized product tooling costs	196.6	190.1	161.2
Net property	1,078.1	1,046.9	872.4

Other assets
Goodwill	889.4	888.4	422.7
Other intangibles, net	1,038.4	1,052.1	544.3
Deferred income tax asset	137.9	146.0	126.4
Operating lease assets	92.4	92.8	80.7
Equity investments	48.1	43.8	36.3
Other long-term assets	17.5	30.4	24.7
Other assets	2,223.7	2,253.5	1,235.1

Total assets	$6,093.0	$5,425.0	$3,943.2

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

(in millions)	April 2, 2022	December 31, 2021	April 3, 2021
Liabilities and shareholders' equity
Current liabilities
Short-term debt and current maturities of long-term debt	$2.3	$37.4	$43.8
Accounts payable	660.0	693.5	532.4
Accrued expenses	665.9	711.3	552.8
Current liabilities	1,328.2	1,442.2	1,129.0

Long-term liabilities
Debt	2,498.2	1,779.0	900.9
Postretirement benefits	65.5	66.5	72.3
Operating lease liabilities	72.2	75.5	64.9
Other	149.0	147.6	133.5
Long-term liabilities	2,784.9	2,068.6	1,171.6

Shareholders' equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares; outstanding: 76,338,000, 76,933,000 and 77,941,000 shares	76.9	76.9	76.9
Additional paid-in capital	374.5	394.5	371.2
Retained earnings	2,866.3	2,720.1	2,374.0
Treasury stock, at cost: 26,200,000, 25,605,000 and 24,597,000 shares	(1,316.2)	(1,245.8)	(1,142.4)
Accumulated other comprehensive loss	(21.6)	(31.5)	(37.1)
Shareholders' equity	1,979.9	1,914.2	1,642.6

Total liabilities and shareholders' equity	$6,093.0	$5,425.0	$3,943.2

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(in millions)	April 2, 2022	April 3, 2021
Cash flows from operating activities
Net earnings	$174.2	$169.3
Less: net earnings (loss) from discontinued operations, net of tax	0.2	(0.1)
Net earnings from continuing operations, net of tax	174.0	169.4
Stock compensation expense	4.4	6.1
Depreciation and amortization	53.6	41.6
Pension funding, net of expense	(0.2)	(0.8)
Deferred income taxes	4.5	7.9
Changes in certain current assets and current liabilities	(394.5)	(236.2)
Long-term extended warranty contracts and other deferred revenue	2.4	2.4
Income taxes	16.2	29.6
Other, net	(1.3)	(2.7)
Net cash (used for) provided by operating activities of continuing operations	(140.9)	17.3
Net cash used for operating activities of discontinued operations	(1.0)	(9.0)
Net cash (used for) provided by operating activities	(141.9)	8.3

Cash flows from investing activities
Capital expenditures	(100.9)	(42.9)
Purchases of marketable securities	(6.0)	—
Sales or maturities of marketable securities	—	49.4
Investments	(4.2)	(3.9)
Acquisition of businesses, net of cash acquired	—	(5.3)
Proceeds from the sale of property, plant and equipment	2.2	4.2
Cross currency swap settlement	16.7	—
Net cash (used for) provided by investing activities	(92.2)	1.5

Cash flows from financing activities
Proceeds from issuances of short-term debt	125.0	—
Payments of short-term debt	(125.0)	—
Net proceeds from issuances of long-term debt	741.8	1.9
Payments of long-term debt including current maturities	(57.1)	(9.2)
Common stock repurchases	(79.8)	(15.9)
Cash dividends paid	(28.0)	(21.0)
Proceeds from share-based compensation activity	—	0.5
Tax withholding associated with shares issued for share-based compensation	(15.8)	(12.7)
Other, net	(2.0)	(0.1)
Net cash provided by (used for) financing activities	559.1	(56.5)

Effect of exchange rate changes	0.6	(2.0)
Net increase (decrease) in Cash and cash equivalents and Restricted cash	325.6	(48.7)
Cash and cash equivalents and Restricted cash at beginning of period	366.7	530.3

Cash and cash equivalents and Restricted cash at end of period	692.3	481.6
Less: Restricted cash	12.2	9.7
Cash and cash equivalents at end of period	$680.1	$471.9

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

Brunswick Corporation
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2021	$76.9	$394.5	$2,720.1	$(1,245.8)	$(31.5)	$1,914.2
Net earnings	—	—	174.2	—	—	174.2
Other comprehensive income	—	—	—	—	9.9	9.9
Dividends ($0.365 per common share)	—	—	(28.0)	—	—	(28.0)
Compensation plans and other	—	(20.0)	—	9.4	—	(10.6)
Common stock repurchases	—	—	—	(79.8)	—	(79.8)
Balance at April 2, 2022	$76.9	$374.5	$2,866.3	$(1,316.2)	$(21.6)	$1,979.9

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2020	$76.9	$383.8	$2,225.7	$(1,133.7)	$(42.7)	$1,510.0
Net earnings	—	—	169.3	—	—	169.3
Other comprehensive income	—	—	—	—	5.6	5.6
Dividends ($0.27 per common share)	—	—	(21.0)	—	—	(21.0)
Compensation plans and other	—	(12.6)	—	7.2	—	(5.4)
Common stock repurchases	—	—	—	(15.9)	—	(15.9)
Balance at April 3, 2021	$76.9	$371.2	$2,374.0	$(1,142.4)	$(37.1)	$1,642.6

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Significant Accounting Policies

Interim Financial Statements. Brunswick's unaudited interim condensed consolidated financial statements have been prepared pursuant to Securities and Exchange Commission ("SEC") rules and regulations. Therefore, certain information and disclosures normally included in financial statements and related notes prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted.

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Brunswick's 2021 Annual Report on Form 10-K for the year ended December 31, 2021 (the 2021 Form 10-K). These results include, in management's opinion, all normal and recurring adjustments necessary to present fairly Brunswick's financial position, results of operations and cash flows. Due to the seasonality of Brunswick's businesses, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Saturday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The first quarter of fiscal year 2022 ended on April 2, 2022 and the first quarter of fiscal year 2021 ended on April 3, 2021.

Recently Issued Accounting Standards

Fair Value Hedge Accounting: In March 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-01, Fair Value Hedging — Portfolio Layer Method, which clarifies the guidance in Accounting Standards Codification ("ASC") 815 on fair value hedge accounting of interest-rate risk for portfolios of financial assets. The ASU amends the guidance that established the “last-of-layer” method for making the fair value hedge accounting for these portfolios more accessible. The amendment is effective for financial statements for interim and annual periods beginning after December 15, 2022. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Revenue Recognition

The following table presents the Company's revenue in categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors:

	Three Months Ended
	April 2, 2022
(in millions)	Propulsion	Parts & Accessories	Boat	Total
Geographic Markets
United States	$452.7	$407.5	$368.4	$1,228.6
Europe	113.4	108.0	45.6	267.0
Asia-Pacific	63.3	52.9	9.1	125.3
Canada	33.2	30.5	62.2	125.9
Rest-of-World	43.3	18.9	7.5	69.7
Segment Eliminations	(109.2)	(11.6)	—	(120.8)
Total	$596.7	$606.2	$492.8	$1,695.7

	Three Months Ended
	April 3, 2021
	Propulsion	Parts & Accessories	Boat	Total
Geographic Markets
United States	$421.3	$312.3	$312.6	$1,046.2
Europe	109.0	63.5	41.6	214.1
Asia-Pacific	65.7	42.5	6.7	114.9
Canada	25.2	25.4	48.4	99.0
Rest-of-World	36.6	15.9	10.2	62.7
Segment Eliminations	(94.9)	(8.8)	—	(103.7)
Total	$562.9	$450.8	$419.5	$1,433.2

Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended
	April 2, 2022
(in millions)	Propulsion	Parts & Accessories	Boat	Total
Major Product Lines
Outboard Engines	$546.1	$—	$—	$546.1
Controls, Rigging, and Propellers	98.5	—	—	98.5
Sterndrive Engines	61.3	—	—	61.3
Distribution Parts & Accessories	—	203.5	—	203.5
Engine Parts & Accessories	—	125.6	—	125.6
Advanced Systems Group	—	151.9	—	151.9
Navico	—	136.8	—	136.8
Aluminum Freshwater Boats	—	—	220.6	220.6
Recreational Fiberglass Boats	—	—	164.4	164.4
Saltwater Fishing Boats	—	—	89.2	89.2
Business Acceleration	—	—	19.6	19.6
Boat Eliminations/Other	—	—	(1.0)	(1.0)
Segment Eliminations	(109.2)	(11.6)	—	(120.8)
Total	$596.7	$606.2	$492.8	$1,695.7

	Three Months Ended
	April 3, 2021
	Propulsion	Parts & Accessories	Boat	Total
Major Product Lines
Outboard Engines	$504.5	$—	$—	$504.5
Controls, Rigging, and Propellers	94.9	—	—	94.9
Sterndrive Engines	58.4	—	—	58.4
Distribution Parts & Accessories	—	200.6	—	200.6
Engine Parts & Accessories	—	124.2	—	124.2
Advanced Systems Group	—	134.8	—	134.8
Aluminum Freshwater Boats	—	—	177.8	177.8
Recreational Fiberglass Boats	—	—	135.4	135.4
Saltwater Fishing Boats	—	—	96.8	96.8
Business Acceleration	—	—	12.7	12.7
Boat Eliminations/Other	—	—	(3.2)	(3.2)
Segment Eliminations	(94.9)	(8.8)	—	(103.7)
Total	$562.9	$450.8	$419.5	$1,433.2

As of December 31, 2021, $142.1 million of contract liabilities associated with extended warranties and customer deposits were reported in Accrued expenses and Other Long-term liabilities, of which $14.3 million was recognized as revenue during the three months ended April 2, 2022. As of April 2, 2022, total contract liabilities were $152.0 million. The total amount of the transaction price allocated to unsatisfied performance obligations as of April 2, 2022 was $138.4 million for contracts greater than one year, which primarily relates to extended warranties. The Company expects to recognize $34.2 million of this amount in 2022, $30.4 million in 2023, and $73.8 million thereafter.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3 – Acquisitions

2021 Acquisitions

On October 4, 2021, the Company acquired all the issued and outstanding shares of Marine Innovations Group AS, known as "Navico," for $1.094 billion net cash consideration. The Company used a combination of the Notes issued in the third quarter of 2021 and cash on hand to fund the acquisition.

Navico was a privately held global company based in Egersund, Norway, and is a global leader in marine electronics and sensors, including multi-function displays, fish finders, autopilots, sonar, radar, and cartography. The acquisition of Navico accelerates the Company's ACES ("Autonomy, Connectivity, Electrification, and Shared access") strategy and strengthens the Company's ability to provide complete, innovative digital solutions to consumers and comprehensive, integrated system offerings to our original equipment manufacturer customers. Navico is managed as part of the Company's Parts & Accessories segment.

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

The purchase price allocation for certain deferred tax balances and contingency reserves is preliminary and subject to change within the allowed measurement period as the Company finalizes its fair value estimates. The following table is a summary of the assets acquired, liabilities assumed and net cash consideration paid, net of cash acquired, for the Navico acquisition:

(in millions)	Fair Value	Useful Life
Accounts and notes receivable	$59.3
Inventory	161.7
Goodwill (A) (B)	437.0
Trade names	133.0	Indefinite
Developed technology	160.0	15 years
Customer relationships	185.0	15 years
Property and equipment	46.1
Other assets	26.9
Total assets acquired	1,209.0

Accounts payable	66.0
Accrued expenses (B)	46.6
Other liabilities	24.0
Total liabilities assumed	136.6

Net cash consideration paid, net of cash acquired	$1,072.4

(A) The goodwill recorded for the acquisition of Navico is partially deductible for tax purposes.
(B) Includes $1.5 million of purchase accounting adjustments in the first quarter of 2022 related to contingency reserves.

Pro Forma Financial Information (Unaudited)

The pro forma information has been prepared as if the Navico acquisition and the related debt financing had occurred on January 1, 2021. These pro forma results are based on estimates and assumptions which the Company believes to be reasonable. They are not the results that would have been realized had the acquisition actually occurred on January 1, 2021 and are not necessarily indicative of Brunswick's consolidated net earnings in future periods. The pro forma results include adjustments primarily related to the amortization of intangible assets of $5.8 million and interest expense on the Notes as defined in Note 12 – Debt. Additionally, the pro forma adjustments include transaction costs of $14.0 million and expenses related to inventory fair value adjustments of $9.0 million recognized as part of the application of purchase accounting, which are non-recurring.

Notes to Condensed Consolidated Financial Statements
(unaudited)

(in millions)	Three Months Ended April 2, 2022	Three Months Ended April 3, 2021

Pro forma Net sales	$1,695.7	$1,573.8
Pro forma Net earnings	181.5	173.0

The pro forma results reflect a statutory income tax rate of 21 percent for the three months ended April 2, 2022 and April 3, 2021.

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

The Company paid net cash consideration of $66.2 million for these acquisitions. The opening balance sheets, which are preliminary and subject to change within the measurement period as the Company finalizes the purchase price allocation and fair value estimates, include $36.8 million of goodwill and $24.1 million of identifiable intangible assets, including customer relationships and trade names of $17.2 million and $6.9 million, respectively. The amount assigned to customer relationships will be amortized over the estimated useful life of 10 years. These acquisitions are not material to our net sales, results of operations or total assets during any period presented. Accordingly, the Company's consolidated results of operations do not differ materially from historical performance as a result of the acquisitions, and pro forma results are not presented.

Note 4 – Financial Instruments

The Company operates globally with manufacturing and sales facilities around the world. Due to the Company’s global operations, the Company engages in activities involving both financial and market risks. The Company utilizes normal operating and financing activities, along with derivative financial instruments, to minimize these risks. See Note 14 in the Notes to Consolidated Financial Statements in the 2021 Form 10-K for further details regarding the Company's financial instruments and hedging policies.

Cross-Currency Swaps. The Company enters into cross-currency swaps to hedge Euro currency exposures of the net investment in certain foreign subsidiaries. As of April 2, 2022 and December 31, 2021, the notional value of cross-currency swap contracts outstanding were $250.0 million and $200.0 million, respectively. There were no cross-currency swap contracts outstanding as of April 3, 2021. The cross-currency swaps were designated as net investment hedges, with the amount of gain or loss associated with the change in fair value of these instruments included within Accumulated other comprehensive loss and recognized upon termination of the respective investment. In the first quarter of 2022, the Company settled $200.0 million of cross-currency swap contracts resulting in a deferred gain of $16.7 million within Accumulated other comprehensive loss.

Commodity Price. The Company uses commodity swaps to hedge anticipated purchases of aluminum. As of April 2, 2022, December 31, 2021 and April 3, 2021, the notional value of commodity swap contracts outstanding was $19.3 million, $25.3 million and $14.0 million, respectively, and the contracts mature through 2022. The amount of gain or loss associated with the change in fair value of these instruments is deferred in Accumulated other

Notes to Condensed Consolidated Financial Statements
(unaudited)

comprehensive loss and recognized in Cost of sales in the same period or periods during which the hedged transaction affects earnings. As of April 2, 2022, the Company estimates that during the next 12 months it will reclassify approximately $4.6 million in net gains (based on current prices) from Accumulated other comprehensive loss to Cost of sales.

Foreign Currency Derivatives. Forward exchange contracts outstanding at April 2, 2022, December 31, 2021 and April 3, 2021 had notional contract values of $651.8 million, $519.8 million and $493.9 million, respectively. The forward contracts outstanding at April 2, 2022 mature through 2023 and mainly relate to the Euro, Australian dollar, Canadian dollar, and Swedish krona. As of April 2, 2022, the Company estimates that during the next 12 months, it will reclassify approximately $7.2 million of net gains (based on current rates) from Accumulated other comprehensive loss to Cost of sales.

Interest Rate Derivatives. The Company previously entered into fixed-to-floating interest-rate swaps to convert a portion of its long-term debt from fixed to floating rate debt. In the second half of 2019, the Company settled its fixed-to-floating interest-rate swaps, resulting in a net deferred gain of $2.5 million included within Debt. The Company will reclassify $0.7 million of net deferred gains from Debt to Interest expense during the next 12 months. There are no outstanding fixed-to-floating interest-rate swaps as of April 2, 2022, December 31, 2021 or April 3, 2021.

During the first quarter of 2021, the Company entered into forward-starting interest-rate swaps to hedge the interest-rate risk associated with anticipated debt issuances. On August 4, 2021, the company settled these interest-rate swaps, resulting in a net deferred loss of $1.6 million. As a result, there were no forward-starting interest-rate swaps outstanding as of April 2, 2022 and December 31, 2021. As of April 3, 2021, the outstanding forward-starting interest-rate swaps had a total notional contract value of $150.0 million.

During the first quarter of 2022, the Company entered into and settled a series of treasury-lock swaps to hedge the interest-rate risk associated with debt issuances, resulting in a net deferred gain of $5.1 million. As a result, there were no treasury-lock swaps outstanding as of April 2, 2022, December 31, 2021 or April 3, 2021. As of April 2, 2022, the Company had $2.9 million of net deferred gains associated with previously settled forward-starting interest-rate swaps and treasury-lock swaps and as of December 31, 2021 and April 3, 2021, the Company had $2.4 million and $8.6 million, respectively, of net deferred losses associated with previously settled forward-starting interest-rate swaps. These instruments were designated as cash flow hedges with gains and losses included in Accumulated other comprehensive loss. As of April 2, 2022, the Company estimates that during the next 12 months, it will reclassify approximately $0.4 million of net losses from Accumulated other comprehensive loss to Interest expense.

Notes to Condensed Consolidated Financial Statements
(unaudited)

As of April 2, 2022, December 31, 2021 and April 3, 2021, the fair values of the Company’s derivative instruments were:

(in millions)	Fair Value
Asset Derivatives	April 2, 2022	December 31, 2021	April 3, 2021
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	$9.4	$8.8	$3.3
Commodity contracts	4.6	1.9	2.5
Interest rate contracts	—	—	9.8
Total	$14.0	$10.7	$15.6

Derivatives Designated as Net Investment Hedges
Cross-currency swaps	$0.1	$14.3	$—

Other Hedging Activity
Foreign exchange contracts	$0.1	$0.1	$0.2

Liability Derivatives
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	$4.2	$2.6	$6.9

Derivatives Designated as Net Investment Hedges
Cross-currency swaps	$1.0	$—	$—

Other Hedging Activity
Foreign exchange contracts	$2.5	$0.3	$0.4

Notes to Condensed Consolidated Financial Statements
(unaudited)

As of April 2, 2022, December 31, 2021 and April 3, 2021, asset derivatives are included within Prepaid expenses and other and Other long-term assets and liability derivatives are included within Accrued expenses and Other long-term liabilities in the Condensed Consolidated Balance Sheets.

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the three months ended April 2, 2022 and April 3, 2021 is as shown in the tables below.

Gain on derivatives recognized in Accumulated other comprehensive loss was as follows:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	April 2, 2022	April 3, 2021
Interest rate contracts	$5.3	$9.8
Foreign exchange contracts	2.6	2.6
Commodity contracts	5.0	2.1
Total	$12.9	$14.5

Derivatives Designated as Net Investment Hedging Instruments
Cross-currency swaps	$1.4	$—

The amount of Gain (loss) reclassified from Accumulated other comprehensive loss into earnings was as follows:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	Location of Gain (Loss)	April 2, 2022	April 3, 2021
Interest rate contracts	Interest expense	$—	$(0.1)
Foreign exchange contracts	Cost of sales	2.7	(3.1)
Commodity contracts	Cost of sales	1.6	0.3
Total		$4.3	$(2.9)

Derivatives Designated as Fair Value Hedging Instruments
Interest rate contracts	Interest expense	$0.2	$0.2

Other Hedging Activity
Foreign exchange contracts	Cost of sales	$(3.6)	$1.8
Foreign exchange contracts	Other expense, net	—	(2.2)
Total		$(3.6)	$(0.4)

Fair Value of Other Financial Instruments. The carrying values of the Company's short-term financial instruments, including cash and cash equivalents and accounts and notes receivable, approximate their fair values because of the short maturity of these instruments. At April 2, 2022, December 31, 2021 and April 3, 2021, the fair value of the Company’s long-term debt, including short-term debt and current maturities, was approximately $2,464.8 million, $1,914.7 million and $1,063.2 million, respectively, and was determined using Level 1 and Level 2 inputs described in Note 7 to the Notes to Consolidated Financial Statements in the 2021 Form 10-K. The carrying value of long-term debt, including short-term debt and current maturities, was $2,534.1 million, $1,843.1 million and $965.2 million as of April 2, 2022, December 31, 2021 and April 3, 2021, respectively.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 5 – Fair Value Measurements

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis:

(in millions)		Fair Value
Category	Fair Value Level	April 2, 2022	December 31, 2021	April 3, 2021
Cash equivalents	1	$69.2	$0.4	$0.2
Short-term investments in marketable securities	1	6.8	0.8	7.3
Restricted cash	1	12.2	12.2	9.7
Derivatives assets	2	14.2	25.1	15.8
Derivative liabilities	2	7.7	2.9	7.3
Deferred compensation	1	1.2	1.4	1.4
Deferred compensation	2	17.7	17.7	20.1
Liabilities measured at net asset value		11.1	10.2	9.7

In addition to the items shown in the table above, refer to Note 17 in the Notes to Consolidated Financial Statements in the 2021 Form 10-K for further information regarding the fair value measurements associated with the Company's postretirement benefit plans.

Note 6 – Share-Based Compensation

Under the Brunswick Corporation 2014 Stock Incentive Plan, the Company may grant stock appreciation rights ("SARs"), non-vested stock units, and performance awards to executives, other employees and non-employee directors from treasury shares and from authorized, but unissued, shares of common stock initially available for grant, in addition to: (i) the forfeiture of past stock units and awards; (ii) shares not issued upon the net settlement of SARs; or (iii) shares delivered to or withheld by the Company to pay the withholding taxes related to stock units and awards. As of April 2, 2022, 4.4 million shares remained available for grant.

Share grant amounts, fair values, and fair value assumptions reflect all outstanding stock units and awards for both continuing and discontinued operations.

Non-Vested Stock Units

The Company grants both stock-settled and cash-settled non-vested stock units to key employees as determined by management and the Human Resources and Compensation Committee of the Board of Directors. The Company granted 0.2 million of stock units during both the three months ended April 2, 2022 and April 3, 2021. The Company recognizes the cost of non-vested stock units on a straight-line basis over the requisite vesting period. Additionally, cash-settled non-vested stock units are recorded as a liability on the balance sheet and adjusted to fair value each reporting period through stock compensation expense. During the three months ended April 2, 2022 and April 3, 2021, the Company charged $3.7 million and $2.9 million, respectively, to compensation expense for non-vested stock units.

As of April 2, 2022, there was $26.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. The Company expects this cost to be recognized over a weighted average period of 1.6 years.

Performance Awards

The Company granted 0.2 million performance shares to certain senior executives for each of the three months ended April 2, 2022 and April 3, 2021. Performance share awards are based on three performance measures: a cash flow return on investment ("CFROI") measure, an operating margin ("OM") measure and a total shareholder return ("TSR") modifier. Performance shares are earned based on a three-year performance period commencing at the beginning of the calendar year of each grant. The performance shares earned are then subject to a TSR

Notes to Condensed Consolidated Financial Statements
(unaudited)

modifier based on the Company's stock returns measured against stock returns of a predefined comparator group over a three-year performance period. Additionally, in February 2022 and 2021, the Company granted 24,320 and 24,560 performance shares, respectively, to certain officers and certain senior managers based on the respective measures and performance periods described above but excluding the TSR modifier. During the three months ended April 2, 2022 and April 3, 2021, the Company recognized a charge of $0.6 million and $3.2 million, respectively, to compensation expense based on projections of probable attainment of the performance measures and the projected TSR modifier used to determine the performance awards.

The fair values of the senior executives' performance share award grants with a TSR modifier for grants in 2022 and 2021 were $94.59 and $91.44, respectively, which were estimated using the Monte Carlo valuation model, and incorporated the following assumptions:

	2022	2021
Risk-free interest rate	1.7%	0.2%
Dividend yield	1.5%	1.2%
Volatility factor	54.8%	65.6%
Expected life of award	2.9 years	2.9 years

The fair value of certain officers' and certain senior managers' performance awards granted based solely on the CFROI and OM performance factors was $91.62 and $87.48 in 2022 and 2021, respectively, which was equal to the stock price on the date of grant in 2022 and 2021, respectively, less the present value of expected dividend payments over the vesting period.

As of April 2, 2022, the Company had $13.2 million of total unrecognized compensation cost related to performance awards. The Company expects this cost to be recognized over a weighted average period of 1.5 years.

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

Note 7 – Commitments and Contingencies
Product Warranties

The following activity related to product warranty liabilities was recorded in Accrued expenses during the three months ended April 2, 2022 and April 3, 2021:

(in millions)	April 2, 2022	April 3, 2021
Balance at beginning of period	$129.3	$115.9
Payments - Recurring	(14.3)	(14.5)
Provisions/additions for contracts issued/sold	21.2	18.7
Aggregate changes for preexisting warranties	(0.7)	0.2
Foreign currency translation	—	(0.5)
Other	(0.2)	(1.9)
Balance at end of period	$135.3	$117.9

Notes to Condensed Consolidated Financial Statements
(unaudited)

Extended Product Warranties

The following activity related to deferred revenue for extended product warranty contracts was recorded in Accrued expenses and Other long-term liabilities during the three months ended April 2, 2022 and April 3, 2021:

(in millions)	April 2, 2022	April 3, 2021
Balance at beginning of period	$99.5	$87.4
Extended warranty contracts sold	7.8	7.2
Revenue recognized on existing extended warranty contracts	(5.5)	(4.8)
Foreign currency translation	0.2	0.1
Other	(0.1)	(0.1)
Balance at end of period	$101.9	$89.8

Note 8 – Goodwill and Other Intangibles

Changes in the Company's goodwill during the three months ended April 2, 2022 and April 3, 2021, by segment, are summarized below:

(in millions)	Propulsion	Parts & Accessories	Boat	Total
December 31, 2021	$14.7	$814.9	$58.8	$888.4
Adjustments	—	0.7	0.3	1.0
April 2, 2022	$14.7	$815.6	$59.1	$889.4

December 31, 2020	$15.3	$372.5	$29.9	$417.7
Acquisitions	—	—	5.3	5.3
Adjustments	(0.3)	—	—	(0.3)
April 3, 2021	$15.0	$372.5	$35.2	$422.7

Adjustments in both periods include the effect of foreign currency translation on goodwill denominated in currencies other than the U.S. dollar. In addition, adjustments during the three months ended April 2, 2022 also include $1.9 million purchase accounting adjustments from 2021 acquisitions. There was no accumulated impairment loss on Goodwill as of April 2, 2022, December 31, 2021 or April 3, 2021.

The Company's intangible assets, included within Other intangibles, net on the Condensed Consolidated Balance Sheets as of April 2, 2022, December 31, 2021 and April 3, 2021, are summarized by intangible asset type below:

	April 2, 2022		December 31, 2021		April 3, 2021
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Customer relationships	$889.1	$(351.9)	$889.4	$(340.9)	$687.7	$(314.3)
Trade names	305.9	—	306.1	—	166.2	—
Developed technology	160.0	(5.3)	160.0	(2.7)	—	—
Other	64.1	(23.5)	62.0	(21.8)	18.5	(13.8)
Total	$1,419.1	$(380.7)	$1,417.5	$(365.4)	$872.4	$(328.1)

Other intangible assets primarily consist of software, patents and franchise agreements. Gross amounts and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation. Aggregate amortization expense for intangibles was $15.9 million and $8.0 million for the three months ended April 2, 2022 and April 3, 2021, respectively.

Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company's intangible assets, included within Other intangibles, net on the Condensed Consolidated Balance Sheets as of April 2, 2022, December 31, 2021 and April 3, 2021, are summarized by segment below:

	April 2, 2022		December 31, 2021		April 3, 2021
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Propulsion	$1.0	$(0.5)	$1.0	$(0.5)	$1.0	$(0.5)
Parts & Accessories	1,135.3	(167.8)	1,134.8	(153.4)	618.7	(119.9)
Boat	260.3	(211.2)	260.1	(210.5)	252.7	(207.7)
Corporate	22.5	(1.2)	21.6	(1.0)	—	—
Total	$1,419.1	$(380.7)	$1,417.5	$(365.4)	$872.4	$(328.1)

The Company tests its intangible assets for impairment during the fourth quarter of each year, or whenever a significant change in events and circumstances (triggering event) occurs that indicates the fair value of intangible assets may be below their carrying values. The Company did not record an impairment charge during the three months ended April 2, 2022 or April 3, 2021.

Note 9 – Segment Data

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
Parts & Accessories. The Parts & Accessories ("P&A") segment consists of the Engine Parts and Accessories and the Advanced Systems Group operating segments, which are aggregated and presented as a single reportable segment. The P&A segment also includes Navico, which was acquired in October 2021.
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

Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Information about the operations of Brunswick's reportable segments is set forth below:

	Net Sales		Operating Earnings (Loss)
(in millions)	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Propulsion	$705.9	$657.8	$125.3	$124.5
Parts & Accessories	617.8	459.6	91.6	91.9
Boat	492.8	419.5	45.3	40.8
Corporate/Other	—	—	(22.7)	(25.3)
Segment Eliminations	(120.8)	(103.7)	—	—
Total	$1,695.7	$1,433.2	$239.5	$231.9

	Total Assets
(in millions)	April 2, 2022	December 31, 2021	April 3, 2021
Propulsion	$1,358.0	$1,225.2	$1,039.2
Parts & Accessories	3,091.1	2,939.4	1,634.9
Boat	673.7	609.9	540.2
Corporate/Other	970.2	650.5	728.9
Total	$6,093.0	$5,425.0	$3,943.2

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 10 – Comprehensive Income

Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets includes foreign currency cumulative translation adjustments; prior service costs and credits and net actuarial gains and losses for defined benefit plans; and unrealized derivative gains and losses, all net of tax. Changes in the components of Accumulated other comprehensive loss, all net of tax, for the three months ended April 2, 2022 and April 3, 2021 are as follows:

(in millions)	April 2, 2022	April 3, 2021
Net earnings	$174.2	$169.3
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	2.1	(7.5)
Net change in unamortized prior service credits	—	(0.2)
Net change in unamortized actuarial losses	0.2	0.2
Net change in unrealized derivative losses	7.6	13.1
Total other comprehensive income	9.9	5.6
Comprehensive income	$184.1	$174.9

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the three months ended April 2, 2022:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Unrealized investment gains	Net derivative losses	Total
Beginning balance	$(34.5)	$(3.7)	$(3.4)	$0.2	$9.9	$(31.5)
Other comprehensive income before reclassifications (A)	2.1	—	—	—	10.8	12.9
Amounts reclassified from Accumulated other comprehensive loss (income) (B)	—	—	0.2	—	(3.2)	(3.0)
Net other comprehensive income	2.1	—	0.2	—	7.6	9.9
Ending balance	$(32.4)	$(3.7)	$(3.2)	$0.2	$17.5	$(21.6)

(A) The tax effects for the three months ended April 2, 2022 were $1.6 million for foreign currency translation and $(3.5) million for derivatives.
(B) See the table below for the tax effects for the three months ended April 2, 2022.

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

The following table presents reclassification adjustments out of Accumulated other comprehensive loss during the three months ended April 2, 2022 and April 3, 2021:

Details about Accumulated other comprehensive income (loss) components (in millions)	April 2, 2022	April 3, 2021	Affected line item in the statement where net income is presented
Amortization of defined benefit items:
Prior service credits	$—	$0.2	Other expense, net
Net actuarial losses	(0.2)	(0.2)	Other expense, net
	(0.2)	—	Earnings before income taxes
	—	—	Income tax provision
	$(0.2)	$—	Net earnings from continuing operations

Amount of gain (loss) reclassified into earnings on derivative contracts:
Interest rate contracts	$—	$(0.1)	Interest expense
Foreign exchange contracts	2.7	(3.1)	Cost of sales
Commodity contracts	1.6	0.3	Cost of sales
	4.3	(2.9)	Earnings before income taxes
	(1.1)	0.8	Income tax provision
	$3.2	$(2.1)	Net earnings from continuing operations

Note 11 – Income Taxes

The Company recognized an income tax provision for the three months ended April 2, 2022 and April 3, 2021 of $46.4 million and $47.4 million, respectively. The income tax provision of $46.4 million included a net benefit of $2.5 million primarily associated with the net excess tax benefits related to share-based compensation and valuation-allowance adjustments. The income tax provision of $47.4 million included a net benefit of $3.0 million primarily associated with the net excess tax benefits related to share-based compensation and valuation-allowance adjustments. The excess tax benefit for the three months ended April 2, 2022 and April 3, 2021 was $2.8 million and $1.5 million, respectively. The effective tax rate, which is calculated as the income tax provision as a percentage of earnings before income taxes, for the three months ended April 2, 2022 was 21.1 percent. The effective tax rate for the three months ended April 3, 2021 was 21.9 percent.

No deferred income taxes have been provided as of April 2, 2022, December 31, 2021 or April 3, 2021 on the applicable undistributed earnings of the non-U.S. subsidiaries where the indefinite reinvestment assertion has been

Notes to Condensed Consolidated Financial Statements
(unaudited)

applied. If at some future date these earnings cease to be indefinitely reinvested and are repatriated, the Company may be subject to additional U.S. income taxes and foreign withholding taxes on such amounts. The Company continues to provide deferred taxes, as required, on the undistributed net earnings of foreign subsidiaries and unconsolidated affiliates that are not deemed to be indefinitely reinvested in operations outside the United States.

As of April 2, 2022, December 31, 2021 and April 3, 2021, the Company had $10.3 million, $10.1 million and $4.5 million of gross unrecognized tax benefits, including interest, respectively. The Company believes it is reasonably possible that the total amount of gross unrecognized tax benefits as of April 2, 2022 could decrease by approximately $0.1 million in the next 12 months due to settlements with taxing authorities or lapses in the applicable statute of limitations. Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be significant changes in the amount of unrecognized tax benefits in 2022, but the amount cannot be estimated at this time.

The Company is regularly audited by federal, state and foreign tax authorities. The Internal Revenue Service ("IRS") has completed its field examination and has issued its Revenue Agents Report through the 2014 tax year and all open issues have been resolved. The Company is currently open to tax examinations by the IRS for the 2018 through 2020 tax years. Primarily as a result of filing amended returns, which were generated by the closing of federal income tax audits, the Company is still open to state and local tax audits in major tax jurisdictions dating back to the 2014 taxable year. The Company is no longer subject to income tax examinations by any major foreign tax jurisdiction for years prior to 2013.

Note 12 – Debt

The following table provides the changes in the Company's long-term debt for the three months ended April 2, 2022:

(in millions)	Current maturities of long-term debt	Long-term debt	Total
Balance as of December 31, 2021	$37.4	$1,779.0	$1,816.4
Proceeds from issuances of long-term debt	—	741.8	741.8
Repayments of long-term debt	(35.5)	(21.5)	(57.0)
Other	0.4	(1.1)	(0.7)
Balance as of April 2, 2022	$2.3	$2,498.2	$2,500.5

As of April 2, 2022, Brunswick was in compliance with the financial covenants associated with its debt.

2032 and 2052 Notes

In March 2022, the Company issued aggregate principal amount of $450.0 million of 4.400% Senior Notes due 2032 (the "2032 Notes") and $300.0 million of 5.100% Senior Notes due 2052 (the "2052 Notes" and, together with the 2032 Notes, the "Notes") in a public offering, which resulted in aggregate net proceeds to the Company of $741.8 million. The Company intends to use the net proceeds from the sale of the Notes for general corporate purposes.

The 2032 Notes bear interest at a rate of 4.400% per year and the 2052 Notes bear interest at a rate of 5.100% per year. Interest on the 2032 Notes is payable semiannually in arrears on March 15 and September 15 of each year, and the first interest payment date will be September 15, 2022. Interest on the 2052 Notes is payable semiannually in arrears on April 1 and October 1 of each year, and the first interest payment date will be October 1, 2022. The 2032 Notes will mature on September 15, 2032, and the 2052 Notes will mature on April 1, 2052.

The Company may redeem the Notes of each series, in whole or in part, at any time and from time to time prior to maturity. If the Company elects to redeem the Notes at any time prior to (i) with respect to the 2032 Notes, June 15, 2032 (the date that is three months prior to the maturity of the 2032 Notes) or (ii) with respect to the 2052 Notes, October 1, 2051 (the date that is six months prior to the maturity of the 2052 Notes), it will pay a “make-whole” redemption price set forth in the Fifth Supplemental Indenture dated as of March 29, 2022 ("Fifth Supplemental

Notes to Condensed Consolidated Financial Statements
(unaudited)

Indenture"). On or after June 15, 2032, in the case of the 2032 Notes, or October 1, 2051, in the case of the 2052 Notes, the Company may, at its option, redeem the Notes of each series, in whole or in part at any time and from time to time, at a redemption price equal to 100% of the principal amount thereof. In addition to the redemption price, the Company will pay accrued and unpaid interest, if any, to, but not including, the redemption date.

If the Company experiences a change of control triggering event with respect to a series of Notes, as defined in the Fifth Supplemental Indenture, each holder of such series of Notes may require the Company to repurchase some or all of its Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to, but not including, the repurchase date.
Term Loan

During the first three months of 2022, the Company made the remaining principal repayments totaling $56.3 million of its 2023 floating-rate term loan. The term loan was redeemed at 100 percent of the principal amount plus accrued interest, in accordance with the redemption provisions of the term loan. The Company recognized a loss on early extinguishment of debt of $0.1 million related to the term loan redemption.

Credit Facility

The Company maintains a Revolving Credit Agreement ("Credit Facility"). In March 2022, the Company amended its Credit Facility with certain wholly-owned subsidiaries of the Company as subsidiary borrowers and lenders as parties, and JPMorgan Chase Bank, N.A., as administrative agent. This amends and restates the Credit Facility, dated as of March 21, 2011, as amended and restated through July 16, 2021. The amended Credit Facility increases the revolving commitments to $750.0 million, with the capacity to add up to $100.0 million of additional revolving commitments, and amends the Credit Facility in certain respects, including, among other things:

•Extending the maturity date to March 31, 2027, with up to two one-year extensions available.

•Transitioning the reference rate for loans denominated in U.S. dollars from the London interbank offered                              rate ("LIBOR") to the term Secured Overnight Financing Rate ("SOFR"), with a credit spread adjustment of 10 basis points to be added to the reference rate for borrowings of U.S. dollar loans for each interest period.

During the first three months of 2022, gross borrowings under the Credit Facility totaled $125.0 million. As of April 2, 2022 there were no borrowings outstanding, and available borrowing capacity totaled $747.2 million, net of $2.8 million of letters of credit outstanding, under the Credit Facility. The maximum amount utilized under the Credit Facility during the three months ended April 2, 2022, including letters of credit outstanding under the Credit Facility, was $127.8 million. There were no borrowings under the Credit Facility during the three months ended April 3, 2021. Refer to Note 16 in the Notes to Consolidated Financial Statements in the 2021 Form 10-K for details regarding Brunswick's Credit Facility.

Commercial Paper

In December 2019, the Company entered into an unsecured commercial paper program ("CP Program") pursuant to which the Company may issue short-term, unsecured commercial paper notes ("CP Notes"). Amounts available under the CP Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate principal amount of CP Notes outstanding under the CP Program at any time not exceeding the lower of $300.0 million or the available borrowing amount under the Amended Credit Facility. Refer to Note 16 in the Notes to Consolidated Financial Statements in the 2021 Form 10-K for details regarding Brunswick's CP Program. During the first three months of 2022, borrowings under the CP Program totaled $500.0 million, all of which were repaid during the period. During the three months ended April 2, 2022, the maximum amount utilized under the CP Program was $300.0 million.
Note 13 – Subsequent Events

In April and early May of 2022, the Company acquired certain Freedom Boat Club franchise operations and territory rights, as well as certain marine assets in the Southeast United States. These acquisitions enable opportunities across a wide spectrum, building upon the growth Brunswick has cultivated throughout our shared

Notes to Condensed Consolidated Financial Statements
(unaudited)

access portfolio and new digital platforms. These acquisitions will be included as part of the Company's Boat segment.

The Company paid net cash consideration of approximately $100.0 million for these acquisitions. Given the recent dates of the closing, a preliminary purchase price allocation has not yet been completed as of the date these financial statements were issued. Transaction costs associated with these acquisitions of $1.2 million were expensed as incurred within Selling, general and administrative expense during the quarter ended April 2, 2022.

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

Certain statements in Management's Discussion and Analysis are based on non-GAAP financial measures. GAAP refers to generally accepted accounting principles in the United States. A "non-GAAP financial measure" is a numerical measure of a registrant’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the consolidated statements of operations, balance sheets or statements of cash flows of the issuer; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. For example, the discussion of our cash flows includes an analysis of free cash flows and total liquidity; the discussion of our net sales includes net sales on a constant currency basis; the discussion of our net sales includes net sales excluding acquisitions; the discussion of our earnings includes a presentation of operating earnings and operating margin excluding restructuring, exit and impairment charges, purchase accounting amortization, acquisition-related costs and other applicable charges and of diluted earnings per common share, as adjusted. Non-GAAP financial measures do not include operating and statistical measures.

We include non-GAAP financial measures in Management's Discussion and Analysis as management believes these measures and the information they provide are useful to investors because they permit investors to view our performance using the same tools that management uses to evaluate our ongoing business performance. In order to better align our reported results with the internal metrics management uses to evaluate business performance as well as to provide better comparisons to prior periods and peer data, non-GAAP measures exclude the impact of purchase accounting amortization related to acquisitions, among other adjustments.

We do not provide forward-looking guidance for certain financial measures on a GAAP basis because we are unable to predict certain items contained in the GAAP measures without unreasonable efforts. These items may include restructuring, exit and impairment costs, special tax items, acquisition-related costs, and certain other unusual adjustments.

Impact of COVID-19

The full extent of the impact of COVID-19 on our business, operations, and financial results will depend on evolving factors that we cannot accurately predict. We will continue to actively monitor the impact of COVID-19 and may take further actions that alter business operations as legally required, or that we determine are in the best interests of our employees, customers, dealers, suppliers, and other stakeholders. Refer to Part I. Item 1A. Risk Factors in the 2021 Form 10-K for further information.

All global manufacturing and distribution facilities remain focused on rigorously applying, evolving, and automating COVID-19 mitigation procedures, while continuing to ramp-up global production to meet strong demand. Despite elevated production levels, the persistent demand environment combined with supply chain disruptions continues to drive historically low pipeline inventory levels with 6 percent fewer boats in dealer inventory at the end of the first quarter versus the same period last year.

Impact of Russia-Ukraine Conflict

We continue to monitor the conflict in Ukraine and the potential impact to our operations. Our cessation of business in Russia, Belarus, Crimea and the disputed territories has had no significant, direct, financial impact on our business.

Acquisitions

On October 4, 2021, we completed the acquisition of Navico for $1.094 billion net cash consideration. Navico was a privately held global company based in Egersund, Norway, and is a global leader in marine electronics and sensors, including multi-function displays, fish finders, autopilots, sonar, radar, and cartography. We also completed the acquisitions of substantially all the net assets of RELiON Battery, LLC, SemahTronix, LLC, Fanautic Club, and certain Freedom Boat Club franchise operations and territory rights in the United States during 2021 for net cash consideration of $66.2 million. Refer to Note 3 –  Acquisitions in the Notes to Condensed Consolidated Financial Statements for further information.

Overview

Net sales increased 18 percent during the first quarter of 2022 when compared with the first quarter of 2021, primarily attributable to outstanding operating performance across all segments together with strong global demand for marine products. All segments reported substantial net sales increases during the quarter when compared to the first quarter of 2021. In the Propulsion segment, we continue to expand outboard propulsion retail market share, especially in higher horsepower categories where we have focused higher levels of investment in recent years. In the Parts and Accessories segment, we continue our robust performance, collectively delivering our highest ever first quarter revenue as both aftermarket and OEM channels prepare for the prime boating season. Boat segment sales also increased when compared to the first quarter of 2021, particularly in Aluminum Freshwater which had outsized revenue growth, while our Recreational Fiberglass brands also posted a strong quarter. Our international net sales increased 20 percent and 24 percent in the first quarter on a GAAP and constant currency basis, respectively, seeing growth in all regions.

Operating earnings in the first quarter of 2022 were $239.5 million and $267.5 million on a GAAP and As Adjusted basis, respectively. This compares to operating earnings during the first quarter of 2021 of $231.9 million and $243.0 million on a GAAP and an As Adjusted basis, respectively.

Matters Affecting Comparability

Changes in Foreign Currency Rates. Percentage changes in net sales expressed in constant currency reflect the impact that changes in currency exchange rates had on comparisons of net sales. To determine this information, net sales transacted in currencies other than the U.S. dollar have been translated to U.S. dollars using the average exchange rates that were in effect during the comparative period. The percentage change in net sales expressed on a constant currency basis better reflects the changes in the underlying business trends, excluding the impact of translation arising from foreign currency exchange-rate fluctuations. Approximately 26 percent of our annual net sales are transacted in a currency other than the U.S. dollar. Our most material exposures include sales in Euros, Canadian dollars, Australian dollars and Brazilian real.

The table below summarizes the impact of changes in currency exchange rates and also the impact of acquisitions on our net sales:

	Three Months Ended
	Net Sales		2022 vs. 2021
(in millions)	April 2, 2022	April 3, 2021	GAAP	Currency impact	Acquisition Benefit
Propulsion	$705.9	$657.8	7.3%	(1.3)%	—%
Parts & Accessories	617.8	459.6	34.4%	(1.4)%	32.8%
Boat	492.8	419.5	17.5%	(0.8)%	0.8%
Segment Eliminations	(120.8)	(103.7)	16.5%	(0.4)%	3.1%
Total	$1,695.7	$1,433.2	18.3%	(1.3)%	10.5%

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Condensed Consolidated Statements of Comprehensive Income for the three months ended:

(in millions, except per share data)	April 2, 2022	April 3, 2021	$ Change	% Change
Net sales	$1,695.7	$1,433.2	$262.5	18.3%
Gross margin(A)	483.6	417.3	66.3	15.9%
Restructuring, exit and impairment charges	—	0.5	(0.5)	NM
Operating earnings	239.5	231.9	7.6	3.3%
Net earnings from continuing operations	174.0	169.4	4.6	2.7%

Diluted earnings per common share from continuing operations	$2.25	$2.15	$0.10	4.7%

Expressed as a percentage of Net sales:
Gross margin (A)	28.5%	29.1%		(60)	bps
Selling, general and administrative expense	11.4%	10.5%		90	bps
Research and development expense	3.0%	2.4%		60	bps
Operating margin	14.1%	16.2%		(210)	bps

bps = basis points
NM = not meaningful

(A)Gross margin is defined as Net sales less Cost of sales as presented in the Condensed Consolidated Statements of Comprehensive Income.

The following is a summary of Adjusted operating earnings and Adjusted diluted earnings per common share from continuing operations for the three months ended April 2, 2022 when compared with the same prior year comparative period:

	Operating Earnings		Diluted Earnings (Loss) Per Share
(in millions, except per share data)	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
GAAP	$239.5	$231.9	$2.25	$2.15
Restructuring, exit, and impairment charges	—	0.5	—	—
Purchase accounting amortization	23.0	7.5	0.23	0.07
Acquisition, integration, and IT related costs	5.0	1.3	0.05	0.01
Sport Yacht & Yachts	—	2.5	—	0.03
Palm Coast reclassified from held-for-sale	—	0.8	—	0.01
Gain on sale of assets	—	(1.5)	—	(0.01)
Special tax items	—	—	—	(0.02)
As Adjusted	$267.5	$243.0	$2.53	$2.24

GAAP operating margin	14.1%	16.2%
Adjusted operating margin	15.8%	17.0%

Net sales increased 18 percent during the first quarter of 2022 when compared with the same prior year period. Refer to the Propulsion, Parts and Accessories, and Boat segments for further details on the drivers of net sales changes.

Gross margin percentage decreased 60 basis points in the first quarter of 2022 when compared with the same prior year period, with inflationary pressures and supply chain inefficiencies more than offsetting increased sales across all segments.

Selling, general and administrative expense ("SG&A") increased during the first quarter of 2022 when compared with the same prior year period, primarily due to the businesses acquired during 2021. Excluding certain one-time items presented above, SG&A as a percentage of sales was higher in the first quarter of 2022 compared with the same prior year period, reflecting increased spending on sales and marketing, ACES programs, and other growth initiatives, partially offset by increased net sales. Research and development expense increased in 2022 versus 2021, reflecting continued investment in new products in all segments.

We did not record any restructuring, exit and impairment charges during the three months ended April 2, 2022 and recorded $0.5 million during the three months ended April 3, 2021.

We recorded Equity earnings of $0.8 million in each of the three months ended April 2, 2022 and April 3, 2021, which were mainly related to our marine and technology-related joint ventures.

We recognized $(1.5) million and $(1.3) million in Other expense, net in the three months ended April 2, 2022 and April 3, 2021, respectively. Other expense, net primarily includes remeasurement gains and losses resulting from changes in foreign currency rates and other postretirement benefit costs.

Net interest expense increased for the three months ended April 2, 2022 when compared with the same prior year period due to an increase in average daily debt outstanding, which was influenced by the timing of debt issuances. Refer to Note 12 – Debt in the Notes to Condensed Consolidated Financial Statements and Note 16 in the Notes to Consolidated Financial Statements in the 2021 Form 10-K.

We recognized an income tax provision for the three months ended April 2, 2022 of $46.4 million, a decrease of $1.0 million when compared to the tax provision for the three months ended April 3, 2021 of $47.4 million.

The effective tax rate, which is calculated as the income tax provision as a percentage of earnings before income taxes, for the three months ended April 2, 2022 and April 3, 2021 was 21.1 percent and 21.9 percent, respectively.

Due to the factors described in the preceding paragraphs, operating earnings, net earnings from continuing operations, and diluted earnings per common share from continuing operations increased during the first quarter of 2022 when compared with the same prior year period.

Propulsion Segment

The following table sets forth Propulsion segment results for the three months ended:

(in millions)	April 2, 2022	April 3, 2021	$ Change	% Change
Net sales	$705.9	$657.8	$48.1	7.3%
Operating earnings	125.3	124.5	0.8	0.6%
Operating margin	17.8%	18.9%		(110)	bps

bps = basis points

Propulsion segment net sales increased $48.1 million, or 7 percent, in the first quarter of 2022 compared to the first quarter of 2021 as strong global demand for all product categories, together with market share gains and increased pricing, drove higher sales which continue to be enabled by increased production levels.

International sales were 36 percent of the segment's net sales through the first quarter of 2022 and increased 7 percent from the prior year on a GAAP basis. On a constant currency basis, international net sales increased 9 percent, with increases across all regions except Asia-Pacific.

Propulsion segment operating earnings in the first quarter of 2022 were $125.3 million, an increase of 1 percent when compared to the first quarter of 2021, as a result of sales volumes and pricing, partially offset by higher manufacturing costs, primarily caused by inflation and continued investment in capacity and product development.

Parts & Accessories Segment

The following table sets forth Parts & Accessories ("P&A") segment results for the three months ended:

(in millions)	April 2, 2022	April 3, 2021	$ Change	% Change
Net sales	$617.8	$459.6	$158.2	34.4%

GAAP operating earnings	$91.6	$91.9	$(0.3)	(0.3%)
Restructuring, exit and impairment charges	—	0.5	(0.5)	(100.0%)
Purchase accounting amortization	22.4	7.2	15.2	NM
Acquisition, integration, and IT related costs	2.6	—	2.6	NM
Gain on sale of assets	—	(1.5)	1.5	(100.0%)
Adjusted operating earnings	$116.6	$98.1	$18.5	18.9%

GAAP operating margin	14.8%	20.0%		(520)	bps
Adjusted operating margin	18.9%	21.3%		(240)	bps

NM = not meaningful
bps = basis points

P&A segment net sales increased $158.2 million, or 34 percent in the first quarter of 2022 versus the first quarter of 2021 due in large part to the acquisitions of Navico, RELiON and SemahTronix. Excluding the impact from acquisitions, P&A revenues grew by 2 percent despite sales and earnings being impacted by supply chain constraints leading to increased sales backlogs, and a slower start to the 2022 boating season in northern U.S. and Canadian markets due to unfavorable weather conditions.

International sales were 34 percent of the P&A segment's net sales in the first quarter of 2022 and increased 43 percent year over year on a GAAP basis. On a constant currency basis, international net sales increased 47 percent, with increases across all regions.

P&A segment operating earnings in the first quarter of 2022 were $91.6 million, a nominal decrease when compared to the first quarter of 2021. Contributing to the decrease were the one-time items in the table above, as well as inflationary pressures and increased input costs, partially offsett by strong sales increases.

Boat Segment

The following table sets forth Boat segment results for the three months ended:

(in millions)	April 2, 2022	April 3, 2021	$ Change	% Change
Net sales	$492.8	$419.5	$73.3	17.5%

GAAP operating earnings	$45.3	$40.8	$4.5	11.0%
Acquisition, integration, and IT related costs	2.4	1.3	1.1	84.6%
Purchase accounting amortization	0.6	0.3	0.3	100.0%
Sport Yacht & Yachts	—	2.5	(2.5)	(100.0%)
Palm Coast reclassified from held-for-sale	—	0.8	(0.8)	(100.0%)
Adjusted operating earnings	$48.3	$45.7	$2.6	5.7%

GAAP operating margin	9.2%	9.7%		(50)	bps
Adjusted operating margin	9.8%	10.9%		(110)	bps

NM = not meaningful
bps = basis points

Boat segment net sales increased $73.3 million, or 18 percent, in the first quarter of 2022 versus the first quarter of 2021 due to increased sales volume and pricing, primarily in aluminum freshwater, including our pontoon businesses, and our recreational fiberglass brands.

International sales were 25 percent of the segment's net sales in the first three months of 2022 and increased 16 percent on a GAAP basis. On a constant currency basis, international sales increased 20 percent, with increases across all regions except Rest-of-World.

Boat segment operating earnings in the first quarter of 2022 were $45.3 million, an increase of $4.5 million when compared to the first quarter of 2021, due to increased sales, partially offset by material inflation, higher costs due to manufacturing inefficiencies resulting from supply chain disruption, and ramp-up costs at Boston Whaler's Flagler facility.

Corporate/Other

The following table sets forth Corporate/Other results for the three months ended:

(in millions)	April 2, 2022	April 3, 2021	$ Change	% Change
Operating loss	$(22.7)	$(25.3)	$2.6	(10.3%)

Corporate operating expenses in the first quarter of 2022 were $22.7 million, a decrease of $2.6 million when compared to the first quarter of 2021, primarily due to a decrease in variable compensation expense and favorable mark-to-market adjustments for deferred compensation arrangements, partially offset by an increase in investments in enterprise growth initiatives.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the three months ended:

(in millions)	April 2, 2022	April 3, 2021
Net cash (used for) provided by operating activities of continuing operations	$(140.9)	$17.3
Net cash (used for) provided by:
Plus: Capital expenditures	(100.9)	(42.9)
Plus: Proceeds from the sale of property, plant and equipment	2.2	4.2
Plus: Effect of exchange rate changes	0.6	(2.0)
Total free cash flow (A)	$(239.0)	$(23.4)

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

Our major sources of funds for capital investments, acquisitions, share repurchase programs and dividend payments are cash generated from operating activities, available cash and marketable securities balances, divestitures and borrowings. We evaluate potential acquisitions, divestitures and joint ventures in the ordinary course of business.

2022 Cash Flow

Net cash used for operating activities of continuing operations in the first three months of 2022 totaled $140.9 million versus $17.3 million provided by operating activities in the comparable period of 2021. The decrease is primarily due to unfavorable working capital trends, partially offset by higher net earnings during the quarter.

The primary drivers of net cash used for operating activities of continuing operations in 2022 were increases in working capital, offset by net earnings, net of non-cash items. Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Condensed Consolidated Balance Sheets, excluding the impact of acquisitions and non-cash adjustments. Accounts and notes receivable increased $179.8 million primarily due to increased sales across all segments. Inventory increased $138.5 million, driven by increases to support higher production volumes in advance of the marine selling season. Accrued expenses decreased $62.3 million, primarily driven by payment of prior year variable compensation which had been accrued as of December 31, 2021.

Net cash used for investing activities of continuing operations was $92.2 million, which included $100.9 million of capital expenditures and $6.0 million of purchases of marketable securities, partially offset by $16.7 million of cross-currency swap settlements. Our capital spending was focused on investments in new products and technologies.

Net cash provided by financing activities was $559.1 million and primarily related to proceeds of issuances of long-term debt, partially offset by common stock repurchases, payments of long-term debt including current maturities, and cash dividends paid to common shareholders. Refer to Note 12 – Debt in the Notes to Condensed Consolidated Financial Statements for further details on our debt activity during the quarter.

2021 Cash Flow

Net cash provided by operating activities of continuing operations in the first three months of 2021 totaled $17.3 million versus $83.9 million used for operating activities in the comparable period of 2020. The increase is primarily due to higher net earnings during the quarter.

The primary drivers of net cash provided by operating activities of continuing operations in 2021 were net earnings, net of non-cash items, partially offset by an increase in working capital. Accounts and notes receivable increased $202.0 million primarily due to increased sales across all segments. Inventory increased $57.9 million, driven by increases to support higher production volumes in advance of the marine selling season. Accounts payable increased $78.6 million primarily due to timing of payments and higher inventory levels across all reportable segments. Accrued expenses decreased $47.0 million, primarily driven by payment of prior year variable compensation, which had been accrued as of December 31, 2020.

Net cash provided by investing activities of continuing operations was $1.5 million, which primarily included sales of marketable securities of $49.4 million offset by capital expenditures of $42.9 million. Our capital spending was focused on investments in new products and technologies.

Net cash used for financing activities was $56.5 million and primarily related to cash dividends paid to common shareholders, common stock repurchases, and payments of long-term debt including current maturities. Refer to Note 12 – Debt in the Notes to Condensed Consolidated Financial Statements for further details on our debt activity during the quarter.

Liquidity and Capital Resources

We view our highly liquid assets as of April 2, 2022, December 31, 2021 and April 3, 2021 as:

(in millions)	April 2, 2022	December 31, 2021	April 3, 2021
Cash and cash equivalents	$680.1	$354.5	$471.9
Short-term investments in marketable securities	6.8	0.8	7.3
Total cash, cash equivalents and marketable securities	$686.9	$355.3	$479.2

The following table sets forth an analysis of total liquidity as of April 2, 2022, December 31, 2021 and April 3, 2021:

(in millions)	April 2, 2022	December 31, 2021	April 3, 2021
Cash, cash equivalents and marketable securities	$686.9	$355.3	$479.2
Amounts available under lending facility (A)	747.2	497.2	397.2
Total liquidity (B)	$1,434.1	$852.5	$876.4

(A) See Note 12 – Debt in the Notes to Condensed Consolidated Financial Statements for further details on our lending facility.
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

Cash, cash equivalents and marketable securities totaled $686.9 million as of April 2, 2022, an increase of $331.6 million from $355.3 million as of December 31, 2021, and an increase of $207.7 million from $479.2 million as of April 3, 2021. Total debt as of April 2, 2022, December 31, 2021 and April 3, 2021 was $2,500.5 million, $1,816.4 million and $944.7 million, respectively. Our debt-to-capitalization ratio was 56 percent as of April 2, 2022, an increase from 49 percent as of December 31, 2021 and from 37 percent as of April 3, 2021.

We borrowed $125.0 million under the Credit Facility during the first three months of 2022, all of which was repaid and thus we did not have any borrowings outstanding as of April 2, 2022. Available borrowing capacity totaled $747.2 million, net of $2.8 million of letters of credit outstanding under the Credit Facility. During the first three months of 2022, the maximum amount utilized under the CP Program was $300.0 million. Refer to Note 12 – Debt in the Notes to Condensed Consolidated Financial Statements and Note 16 - Debt in the Notes to Consolidated Financial Statements in the 2021 Form 10-K, for further details.

The level of borrowing capacity under our Amended Credit Facility and CP Program is limited by both a leverage and interest coverage test. These covenants also pertain to termination provisions included in our wholesale financing joint venture arrangements with Wells Fargo Distribution Finance. Based on our anticipated earnings generation throughout the year, we expect to maintain sufficient cushion against the existing debt covenants.

2022 Capital Strategy

We continue to plan for capital expenditures in the range of $375 million - $425 million to support growth initiatives throughout our organization. The issuance of additional long-term debt in the first quarter, coupled with a pullback in long-term debt retirement to $57 million, has increased our estimate of full year interest expense to approximately $95 million. Our decision to accelerate share repurchases given the current market dislocation will result in total targeted share repurchases for 2022 of approximately $300 million, lowering our average diluted shares outstanding for the year to between 76 million and 76.5 million shares. Additionally, we anticipate higher build in working capital for the year, primarily related to our businesses holding higher levels of inventory to ensure consistent production levels.

Financing Joint Venture

On March 10, 2021, through our Brunswick Financial Services Corporation subsidiary, we entered into an amended and restated joint venture agreement with Wells Fargo Commercial Distribution Finance to extend the term of our financial services joint venture, Brunswick Acceptance Company, LLC ("BAC"), through December 31, 2025. The amendment did not otherwise materially change the terms of the agreement. BAC is detailed further in the 2021 Form 10-K.

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet arrangements and contractual obligations as of December 31, 2021 are detailed in the 2021 Form 10-K. There have been no material changes in these arrangements and obligations outside the ordinary course of business since December 31, 2021.

Environmental Regulation

There were no material changes in our environmental regulatory requirements since the filing of our 2021 Form 10-K.

Critical Accounting Policies

There were no further material changes in our critical accounting policies since the filing of our 2021 Form 10-K.

As discussed in the 2021 Form 10-K, the preparation of the consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

Recent Accounting Pronouncements

Recent accounting pronouncements that have been adopted during the three months ended April 2, 2022, or will be adopted in future periods, are included in Note 1 – Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations, estimates, and projections about Brunswick’s business and by their nature address matters that are, to different degrees, uncertain. Words such as "may," "could," "should," "expect," "anticipate," "project," "position," "intend," "target," "plan," "seek," "estimate," "believe," "predict," "outlook," and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this quarterly report. These risks include, but are not limited to: the effect of adverse general economic conditions, including the amount of disposable income consumers have available for discretionary spending; fiscal and monetary policy concerns; adverse capital market conditions; changes in currency exchange rates; higher energy and fuel costs; competitive pricing pressures; interest-rate risk related to our debt; the coronavirus (COVID-19) pandemic and the emergence of variant strains; actual or anticipated increases in costs, disruptions of supply, or defects in raw materials, parts, or components we purchase from third parties, including as a result of pressures due to the pandemic; supplier manufacturing constraints, increased demand for shipping carriers, and transportation disruptions; managing our manufacturing footprint; adverse weather conditions, climate change events and other catastrophic event risks; international business risks, geopolitical tensions or conflicts, sanctions, embargoes, or other regulations; our ability to develop new and innovative products and services at a competitive price; our ability to meet demand in a rapidly changing environment; loss of key customers; absorbing fixed costs in production; risks associated with joint ventures that do not operate solely for our benefit; our ability to integrate acquisitions, including Navico, and the risk for associated disruption to our business; the risk that unexpected costs will be incurred in connection with the Navico transaction or the possibility that the expected synergies and value creation from the transaction will not be realized or will not be realized within the expected time period; our ability to successfully implement our strategic plan and growth initiatives; attracting and retaining skilled labor, implementing succession plans for key leadership, and executing organizational and leadership changes; our ability to identify, complete, and integrate targeted acquisitions; the risk that strategic divestitures will not provide business benefits; maintaining effective distribution; risks related to dealers and customers being able to access adequate financing; requirements for us to repurchase inventory; inventory reductions by dealers, retailers, or independent boat builders; risks related to the Freedom Boat Club franchise business model; outages, breaches, or other cybersecurity events regarding our technology systems, which could affect manufacturing and business operations and could result in lost or stolen information and associated remediation costs; our ability to protect our brands and intellectual property; changes to U.S. trade policy and tariffs; any impairment to the value of goodwill and other assets; product liability, warranty, and other claims risks; legal, environmental, and other regulatory compliance, including increased costs, fines, and reputational risks; changes in income tax legislation or enforcement; managing our share repurchases; and risks associated with certain divisive shareholder activist actions.

Additional risk factors are included in the 2021 Form 10-K. Forward-looking statements speak only as of the date on which they are made, and Brunswick does not undertake any obligation to update them to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices. We enter into various hedging transactions to mitigate these risks in accordance with guidelines established by our management. We do not use financial instruments for trading or speculative purposes. Our risk management objectives are described in Note 4 – Financial Instruments in the Notes to Condensed Consolidated Financial Statements and Note 14 in the Notes to Consolidated Financial Statements in the 2021 Form 10-K.

There have been no significant changes to our market risk since December 31, 2021. For a discussion of exposure to market risk, refer to Part II, Item 7A – Quantitative and Qualitative Disclosures about Market Risk, set forth in the 2021 Form 10-K.

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. Except for the Navico acquisition, there were no changes in our internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2022, we repurchased approximately $79.8 million of stock, and as of April 2, 2022, the remaining authorization was $266.6 million.

We repurchased the following shares of common stock during the three months ended April 2, 2022:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Amount of Dollars that May Yet Be Used to Purchase Shares Under the Program
January 1 to January 29	338,610	$88.07	338,610
January 30 to February 26	248,356	91.86	248,356
February 27 to April 2	312,375	87.03	312,375
Total	899,341	$88.76	899,341	$266,641,007

Item 5. Other Information

At the May 4, 2022 Annual Meeting of Shareholders of the Company ("Annual Meeting"), Nancy E. Cooper, David C. Everitt, Reginald Fils-Aime, Lauren P. Flaherty, David M. Foulkes, Joseph W. McClanathan, David V. Singer, J. Steven Whisler, Roger J. Wood, and MaryAnn Wright were elected as directors of the Company for terms expiring at the 2023 Annual Meeting of Shareholders of the Company. The number of shares voted with respect to these directors were:

Nominee	For	Against	Abstain	Broker Non-votes
Nancy E. Cooper	67,644,924	710,400	33,087	2,969,186
David C. Everitt	65,402,080	2,953,341	32,990	2,969,186
Reginald Fils-Aime	68,232,258	120,420	35,733	2,969,186
Lauren P. Flaherty	67,649,259	706,006	33,146	2,969,186
David M. Foulkes	68,250,780	103,826	33,805	2,969,186
Joseph W. McClanathan	68,258,640	96,311	33,460	2,969,186
David V. Singer	68,219,051	127,796	41,564	2,969,186
J. Steven Whisler	65,946,125	2,394,694	47,592	2,969,186
Roger J. Wood	67,343,627	1,011,232	33,552	2,969,186
MaryAnn Wright	68,282,128	72,782	33,501	2,969,186

At the Annual Meeting, shareholders voted for a non-binding resolution approving the compensation of the Company's named executive officers pursuant to the following vote:

Number of Shares
For	63,426,137
Against	4,885,209
Abstain	77,065
Broker Non-votes	2,969,186

At the Annual Meeting, shareholders ratified the Audit Committee's appointment of Deloitte & Touche LLP as the independent registered public accounting firm for the Company and its subsidiaries for the fiscal year ending December 31, 2022 pursuant to the following vote:

Number of Shares
For	70,991,446
Against	334,099
Abstain	32,052
Broker Non-votes	—

Item 6.    Exhibits

4.1
Base Indenture, dated as of October 3, 2018, between the Company and U.S. Bank National Association, as trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 3, 2018, and hereby incorporated by reference

4.2
Fifth Supplemental Indenture, dated as of March 29, 2022, between the Company and U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as trustee, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 29, 2022, and hereby incorporated by reference

10.1*	2022 Brunswick Performance Plan Summary Terms and Conditions
10.2*	2022 Stock-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan
10.3*	2022 Performance share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan--TSR Participants
10.4
Amended and Restated Credit Agreement, dated as of March 21, 2011, as amended and restated as of June 26, 2014, as further amended and restated as of June 30, 2016, as further amended as of July 13, 2018, as further amended and restated as of September 26, 2018, as further amended as of November 12, 2019, as further amended and restated as of July 16, 2021, and as further amended and restated as of March 31, 2022, among Brunswick Corporation, the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2022, and hereby incorporated by reference

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

BRUNSWICK CORPORATION
May 10, 2022	By:	/s/ RANDALL S. ALTMAN
Randall S. Altman
Vice President and Controller*

*Mr. Altman is signing this report both as a duly authorized officer and as the principal accounting officer.