Form 10-Q
period 2022-07-02
BRUNSWICK CORP
filed 2022-08-02
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended July 02, 2022

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
The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of July 28, 2022 was 74,369,399.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
July 2, 2022

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
(in millions, except per share data)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales	$1,835.6	$1,554.8	$3,531.3	$2,988.0
Cost of sales	1,299.2	1,093.3	2,511.3	2,109.2
Selling, general and administrative expense	207.2	173.6	399.9	324.4
Research and development expense	50.2	37.5	101.6	71.6
Restructuring, exit and impairment charges	—	0.2	—	0.7
Operating earnings	279.0	250.2	518.5	482.1
Equity earnings	0.7	0.4	1.5	1.2
Other income (expense), net	0.3	(1.5)	(1.2)	(2.8)
Earnings before interest and income taxes	280.0	249.1	518.8	480.5
Interest expense	(25.9)	(15.4)	(44.3)	(30.2)
Interest income	0.5	0.9	0.6	1.1
Loss on early extinguishment of debt	—	—	(0.1)	—
Earnings before income taxes	254.6	234.6	475.0	451.4
Income tax provision	55.8	55.2	102.2	102.6
Net earnings from continuing operations	198.8	179.4	372.8	348.8

Net loss from discontinued operations, net of tax	(1.5)	—	(1.3)	(0.1)
Net earnings	$197.3	$179.4	$371.5	$348.7

Earnings per common share:
Basic
Earnings from continuing operations	$2.63	$2.30	$4.89	$4.47
Loss from discontinued operations	(0.02)	—	(0.02)	—
Net earnings	$2.61	$2.30	$4.87	$4.47

Diluted
Earnings from continuing operations	$2.61	$2.29	$4.86	$4.44
Loss from discontinued operations	(0.02)	—	(0.02)	—
Net earnings	$2.59	$2.29	$4.84	$4.44

Weighted average shares used for computation of:
Basic earnings per common share	75.7	78.0	76.3	78.0
Diluted earnings per common share	76.1	78.5	76.7	78.6

Comprehensive income	$185.0	$184.0	$369.1	$358.9

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	July 2, 2022	December 31, 2021	July 3, 2021
Assets
Current assets
Cash and cash equivalents, at cost, which approximates fair value	$566.7	$354.5	$590.2
Restricted cash	11.9	12.2	9.7
Short-term investments in marketable securities	37.0	0.8	0.8
Total cash and short-term investments in marketable securities	615.6	367.5	600.7
Accounts and notes receivable, less allowances of $9.3, $9.7, $10.3	611.0	485.3	503.3
Inventories
Finished goods	746.0	685.5	468.6
Work-in-process	201.4	176.8	147.6
Raw materials	425.0	345.7	218.9
Net inventories	1,372.4	1,208.0	835.1
Prepaid expenses and other	86.4	63.8	48.9
Current assets	2,685.4	2,124.6	1,988.0

Property
Land	37.1	34.7	17.6
Buildings and improvements	520.0	479.3	446.8
Equipment	1,420.8	1,332.4	1,244.4
Total land, buildings and improvements and equipment	1,977.9	1,846.4	1,708.8
Accumulated depreciation	(1,016.1)	(989.6)	(964.5)
Net land, buildings and improvements and equipment	961.8	856.8	744.3
Unamortized product tooling costs	202.6	190.1	167.7
Net property	1,164.4	1,046.9	912.0

Other assets
Goodwill	966.7	888.4	434.3
Other intangibles, net	1,038.2	1,052.1	536.3
Deferred income tax asset	128.6	146.0	117.2
Operating lease assets	103.0	92.8	85.9
Equity investments	48.0	43.8	41.4
Other long-term assets	32.2	30.4	23.4
Other assets	2,316.7	2,253.5	1,238.5

Total assets	$6,166.5	$5,425.0	$4,138.5

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

(in millions)	July 2, 2022	December 31, 2021	July 3, 2021
Liabilities and shareholders' equity
Current liabilities
Short-term debt and current maturities of long-term debt	$3.0	$37.4	$43.5
Accounts payable	644.0	693.5	588.2
Accrued expenses	700.7	711.3	619.6
Current liabilities	1,347.7	1,442.2	1,251.3

Long-term liabilities
Debt	2,499.0	1,779.0	832.0
Postretirement benefits	64.0	66.5	71.9
Operating lease liabilities	86.1	75.5	69.5
Other	165.1	147.6	144.3
Long-term liabilities	2,814.2	2,068.6	1,117.7

Shareholders' equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares; outstanding: 74,472,000, 76,933,000 and 77,554,000 shares	76.9	76.9	76.9
Additional paid-in capital	380.8	394.5	380.1
Retained earnings	3,036.2	2,720.1	2,527.2
Treasury stock, at cost: 28,066,000, 25,605,000 and 24,984,000 shares	(1,455.4)	(1,245.8)	(1,182.2)
Accumulated other comprehensive loss	(33.9)	(31.5)	(32.5)
Shareholders' equity	2,004.6	1,914.2	1,769.5

Total liabilities and shareholders' equity	$6,166.5	$5,425.0	$4,138.5

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(in millions)	July 2, 2022	July 3, 2021
Cash flows from operating activities
Net earnings	$371.5	$348.7
Less: net loss from discontinued operations, net of tax	(1.3)	(0.1)
Net earnings from continuing operations, net of tax	372.8	348.8
Stock compensation expense	12.0	14.8
Depreciation and amortization	106.1	84.6
Pension funding, net of expense	(0.3)	(1.3)
Asset impairment charges	1.5	0.8
Deferred income taxes	10.8	12.3
Changes in certain current assets and current liabilities	(338.6)	(136.5)
Long-term extended warranty contracts and other deferred revenue	8.8	9.0
Income taxes	(5.9)	10.0
Other, net	(17.8)	8.0
Net cash provided by operating activities of continuing operations	149.4	350.5
Net cash used for operating activities of discontinued operations	(2.5)	(9.1)
Net cash provided by operating activities	146.9	341.4

Cash flows from investing activities
Capital expenditures	(196.5)	(110.3)
Purchases of marketable securities	(36.2)	—
Sales or maturities of marketable securities	—	55.9
Investments	(4.0)	(9.1)
Acquisition of businesses, net of cash acquired	(95.7)	(16.7)
Proceeds from the sale of property, plant and equipment	3.0	4.6
Cross currency swap settlement	16.7	—
Net cash used for investing activities	(312.7)	(75.6)

Cash flows from financing activities
Proceeds from issuances of short-term debt	125.9	—
Payments of short-term debt	(125.0)	—
Net proceeds from issuances of long-term debt	741.8	1.9
Payments of long-term debt including current maturities	(58.0)	(78.5)
Common stock repurchases	(220.0)	(55.9)
Cash dividends paid	(55.4)	(47.2)
Proceeds from share-based compensation activity	—	0.5
Tax withholding associated with shares issued for share-based compensation	(16.4)	(12.8)
Other, net	(4.0)	(3.7)
Net cash provided by (used for) financing activities	388.9	(195.7)

Effect of exchange rate changes	(11.2)	(0.5)
Net increase in Cash and cash equivalents and Restricted cash	211.9	69.6
Cash and cash equivalents and Restricted cash at beginning of period	366.7	530.3

Cash and cash equivalents and Restricted cash at end of period	578.6	599.9
Less: Restricted cash	11.9	9.7
Cash and cash equivalents at end of period	$566.7	$590.2

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

Brunswick Corporation
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2021	$76.9	$394.5	$2,720.1	$(1,245.8)	$(31.5)	$1,914.2
Net earnings	—	—	174.2	—	—	174.2
Other comprehensive income	—	—	—	—	9.9	9.9
Dividends ($0.365 per common share)	—	—	(28.0)	—	—	(28.0)
Compensation plans and other	—	(20.0)	—	9.4	—	(10.6)
Common stock repurchases	—	—	—	(79.8)	—	(79.8)
Balance at April 2, 2022	76.9	374.5	2,866.3	(1,316.2)	(21.6)	1,979.9
Net earnings	—	—	197.3	—	—	197.3
Other comprehensive loss	—	—	—	—	(12.3)	(12.3)
Dividends ($0.365 per common share)	—	—	(27.4)	—	—	(27.4)
Compensation plans and other	—	6.3	—	1.0	—	7.3
Common stock repurchases	—	—	—	(140.2)	—	(140.2)
Balance at July 2, 2022	$76.9	$380.8	$3,036.2	$(1,455.4)	$(33.9)	$2,004.6

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2020	$76.9	$383.8	$2,225.7	$(1,133.7)	$(42.7)	$1,510.0
Net earnings	—	—	169.3	—	—	169.3
Other comprehensive income	—	—	—	—	5.6	5.6
Dividends ($0.27 per common share)	—	—	(21.0)	—	—	(21.0)
Compensation plans and other	—	(12.6)	—	7.2	—	(5.4)
Common stock repurchases	—	—	—	(15.9)	—	(15.9)
Balance at April 3, 2021	76.9	371.2	2,374.0	(1,142.4)	(37.1)	1,642.6
Net earnings	—	—	179.4	—	—	179.4
Other comprehensive income	—	—	—	—	4.6	4.6
Dividends ($0.335 per common share)	—	—	(26.2)	—	—	(26.2)
Compensation plans and other	—	8.9	—	0.2	—	9.1
Common stock repurchases	—	—	—	(40.0)	—	(40.0)
Balance at July 3, 2021	$76.9	$380.1	$2,527.2	$(1,182.2)	$(32.5)	$1,769.5

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Significant Accounting Policies

Interim Financial Statements. Brunswick's ("Brunswick" or "the Company") unaudited interim condensed consolidated financial statements have been prepared pursuant to Securities and Exchange Commission ("SEC") rules and regulations. Therefore, certain information and disclosures normally included in financial statements and related notes prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted.

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Brunswick's 2021 Annual Report on Form 10-K for the year ended December 31, 2021 ("the 2021 Form 10-K"). These results include, in management's opinion, all normal and recurring adjustments necessary to present fairly Brunswick's financial position, results of operations and cash flows. Due to the seasonality of Brunswick's businesses, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Saturday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The second quarter of fiscal year 2022 ended on July 2, 2022 and the second quarter of fiscal year 2021 ended on July 3, 2021.

Recently Adopted Accounting Standards

Revenue Contracts Acquired in Business Combinations: In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-08, Accounting for Contract Assets and Contract Liabilities From Contracts With Customers, which amended the guidance in Accounting Standards Codification ("ASC") 805 to require that the acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606. The Company early adopted the guidance in ASU 2021-08 on July 2, 2022. The adoption of this standard did not have a material impact on the consolidated financial statements.

Recently Issued Accounting Standards

Fair Value Hedge Accounting: In March 2022, the FASB issued ASU 2022-01, Fair Value Hedging — Portfolio Layer Method, which clarifies the guidance in ASC 815 on fair value hedge accounting of interest-rate risk for portfolios of financial assets. ASU 2022-01 amends the guidance that established the “last-of-layer” method for making the fair value hedge accounting for these portfolios more accessible. The amendment is effective for financial statements for interim and annual periods beginning after December 15, 2022. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Revenue Recognition

The following table presents the Company's revenue in categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors:

	Three Months Ended
	July 2, 2022				July 3, 2021
(in millions)	Propulsion	Parts & Accessories	Boat	Total	Propulsion	Parts & Accessories	Boat	Total
Geographic Markets
United States	$483.6	$444.3	$423.1	$1,351.0	$404.4	$391.7	$314.1	$1,110.2
Europe	118.4	99.6	56.0	274.0	119.7	69.9	52.5	242.1
Asia-Pacific	59.5	52.2	7.5	119.2	66.6	39.9	7.3	113.8
Canada	24.5	39.1	70.4	134.0	24.1	34.2	66.8	125.1
Rest-of-World	48.2	16.3	11.4	75.9	34.7	13.2	8.4	56.3
Segment Eliminations	(102.3)	(16.0)	(0.2)	(118.5)	(85.6)	(7.1)	—	(92.7)
Total	$631.9	$635.5	$568.2	$1,835.6	$563.9	$541.8	$449.1	$1,554.8

	Six Months Ended
	July 2, 2022				July 3, 2021
(in millions)	Propulsion	Parts & Accessories	Boat	Total	Propulsion	Parts & Accessories	Boat	Total
Geographic Markets
United States	$936.3	$851.8	$791.5	$2,579.6	$825.7	$704.0	$626.7	$2,156.4
Europe	231.8	207.6	101.6	541.0	228.7	133.4	94.1	456.2
Asia-Pacific	122.8	105.1	16.6	244.5	132.3	82.4	14.0	228.7
Canada	57.7	69.6	132.6	259.9	49.3	59.6	115.2	224.1
Rest-of-World	91.5	35.2	18.9	145.6	71.3	29.1	18.6	119.0
Segment Eliminations	(211.5)	(27.6)	(0.2)	(239.3)	(180.5)	(15.9)	—	(196.4)
Total	$1,228.6	$1,241.7	$1,061.0	$3,531.3	$1,126.8	$992.6	$868.6	$2,988.0

Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended
	July 2, 2022				July 3, 2021
(in millions)	Propulsion	Parts & Accessories	Boat	Total	Propulsion	Parts & Accessories	Boat	Total
Major Product Lines
Outboard Engines	$565.8	$—	$—	$565.8	$494.2	$—	$—	$494.2
Controls, Rigging, and Propellers	106.4	—	—	106.4	96.1	—	—	96.1
Sterndrive Engines	62.0	—	—	62.0	59.2	—	—	59.2
Distribution Parts and Accessories	—	231.4	—	231.4	—	255.2	—	255.2
Engine Parts and Accessories	—	146.7	—	146.7	—	155.4	—	155.4
Advanced Systems Group	—	159.2	—	159.2	—	138.3	—	138.3
Navico	—	114.2	—	114.2	—	—	—	—
Aluminum Freshwater Boats	—	—	237.4	237.4	—	—	190.1	190.1
Recreational Fiberglass Boats	—	—	187.4	187.4	—	—	154.2	154.2
Saltwater Fishing Boats	—	—	110.3	110.3	—	—	93.0	93.0
Business Acceleration	—	—	35.8	35.8	—	—	15.3	15.3
Boat Eliminations/Other	—	—	(2.5)	(2.5)	—	—	(3.5)	(3.5)
Segment Eliminations	(102.3)	(16.0)	(0.2)	(118.5)	(85.6)	(7.1)	—	(92.7)
Total	$631.9	$635.5	$568.2	$1,835.6	$563.9	$541.8	$449.1	$1,554.8

	Six Months Ended
	July 2, 2022				July 3, 2021
(in millions)	Propulsion	Parts & Accessories	Boat	Total	Propulsion	Parts & Accessories	Boat	Total
Major Product Lines
Outboard Engines	$1,111.9	$—	$—	$1,111.9	$998.7	$—	$—	$998.7
Controls, Rigging, and Propellers	204.9	—	—	204.9	191.0	—	—	191.0
Sterndrive Engines	123.3	—	—	123.3	117.6	—	—	117.6
Distribution Parts and Accessories	—	434.9	—	434.9	—	455.8	—	455.8
Engine Parts and Accessories	—	272.3	—	272.3	—	279.6	—	279.6
Advanced Systems Group	—	311.1	—	311.1	—	273.1	—	273.1
Navico	—	251.0	—	251.0	—	—	—	—
Aluminum Freshwater Boats	—	—	458.0	458.0	—	—	367.9	367.9
Recreational Fiberglass Boats	—	—	351.8	351.8	—	—	289.6	289.6
Saltwater Fishing Boats	—	—	199.5	199.5	—	—	189.8	189.8
Business Acceleration	—	—	55.4	55.4	—	—	28.0	28.0
Boat Eliminations/Other	—	—	(3.5)	(3.5)	—	—	(6.7)	(6.7)
Segment Eliminations	(211.5)	(27.6)	(0.2)	(239.3)	(180.5)	(15.9)	—	(196.4)
Total	$1,228.6	$1,241.7	$1,061.0	$3,531.3	$1,126.8	$992.6	$868.6	$2,988.0

As of December 31, 2021, $142.1 million of contract liabilities associated with extended warranties and customer deposits were reported in Accrued expenses and Other Long-term liabilities, of which $10.5 million and $24.8 million were recognized as revenue during the three and six months ended July 2, 2022, respectively. As of July 2, 2022, total contract liabilities were $181.2 million. The total amount of the transaction price allocated to unsatisfied performance obligations as of July 2, 2022 was $168.9 million for contracts greater than one year, which

Notes to Condensed Consolidated Financial Statements
(unaudited)

primarily relates to extended warranties. The Company expects to recognize $29.2 million of this amount in the second half of 2022, $50.2 million in 2023, and $89.5 million thereafter.

Note 3 – Acquisitions

2022 Acquisitions

During the second quarter of 2022, the Company acquired certain Freedom Boat Club franchise operations and territory rights as well as certain marine assets in the Southeast United States. These acquisitions enable opportunities across a wide spectrum, building upon the growth Brunswick has cultivated throughout the Company's shared access portfolio and new digital platforms. These acquisitions are included as part of the Company's Boat segment.

The Company paid net cash consideration of $95.7 million for these acquisitions. The opening balance sheets, which are preliminary and subject to change in the measurement period as the Company finalizes the purchase price allocation and fair value estimates, include $79.5 million of goodwill and $9.1 million of customer relationships. The amount assigned to customer relationships will be amortized over the estimated useful life of 10 years. Transaction costs associated with these acquisitions of $1.2 million were expensed as incurred within Selling, general and administrative expense during the six months ended July 2, 2022. The acquisitions are not material to the Company's net sales, results of operations, or total assets during any period presented. Accordingly, the Company's consolidated results of operations do not differ materially from historical performance as a result of the acquisitions, and pro forma results are not presented.

2021 Acquisitions

On October 4, 2021, the Company acquired all the issued and outstanding shares of Marine Innovations Group AS, known as "Navico", for $1.094 billion net cash consideration. The Company used a combination of the notes issued in the third quarter of 2021 and cash on hand to fund the acquisition.

Navico was a privately held global company based in Egersund, Norway, and is a global leader in marine electronics and sensors, including multi-function displays, fish finders, autopilots, sonar, radar, and cartography. The acquisition of Navico accelerates the Company's ACES ("Autonomy, Connectivity, Electrification, and Shared access") strategy and strengthens the Company's ability to provide complete, innovative digital solutions to consumers and comprehensive, integrated system offerings to the Company's original equipment manufacturer customers. Navico is managed as part of the Company's Parts & Accessories segment.

The Company used the acquisition method of accounting in accordance with ASC 805, Business Combinations, with Brunswick being the acquiring entity, and reflecting estimates and assumptions deemed appropriate by Company management.

Notes to Condensed Consolidated Financial Statements
(unaudited)

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
(B) Includes $1.5 million of purchase accounting adjustments for the six months ended July 2, 2022 related to contingency reserves.
Pro Forma Financial Information (Unaudited)

The pro forma information has been prepared as if the Navico acquisition and the related debt financing had occurred on January 1, 2021. These pro forma results are based on estimates and assumptions which the Company believes to be reasonable. They are not the results that would have been realized had the acquisition actually occurred on January 1, 2021 and are not necessarily indicative of Brunswick's consolidated net earnings in future periods. The pro forma results include adjustments primarily related to the amortization of intangible assets and interest expense on the notes issued in the third quarter of 2021. Additionally, non-recurring pro forma adjustments include transaction costs of $0.8 million and $14.8 million and expenses related to inventory fair value adjustments of $9.0 million and $18.1 million for the three and six months ended July 3, 2021, respectively, recognized as part of the application of purchase accounting.

(in millions)	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Pro forma Net sales	$1,835.6	$1,683.8	$3,531.3	$3,257.7
Pro forma Net earnings	197.9	180.8	379.4	353.9

The pro forma results reflect a statutory income tax rate of 21 percent for the three and six months ended July 2, 2022 and July 3, 2021.

Notes to Condensed Consolidated Financial Statements
(unaudited)

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

The Company paid net cash consideration of $66.2 million for these acquisitions. The opening balance sheets include $36.8 million of goodwill and $24.1 million of identifiable intangible assets, including customer relationships and trade names of $17.2 million and $6.9 million, respectively. The amount assigned to customer relationships will be amortized over the estimated useful life of 10 years. These acquisitions are not material to the Company's net sales, results of operations or total assets during any period presented. Accordingly, the Company's consolidated results of operations do not differ materially from historical performance as a result of the acquisitions, and pro forma results are not presented.

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

Cross-Currency Swaps. The Company enters into cross-currency swaps to hedge Euro currency exposures of the net investment in certain foreign subsidiaries. As of July 2, 2022, December 31, 2021 and July 3, 2021, the notional value of cross-currency swap contracts outstanding were $250.0 million, $200.0 million and $200.0 million, respectively. The cross-currency swaps were designated as net investment hedges, with the amount of gain or loss associated with the change in fair value of these instruments deferred in Accumulated other comprehensive loss and recognized upon termination of the respective investment. In the first quarter of 2022, the Company settled $200.0 million of cross-currency swap contracts resulting in a deferred gain of $16.7 million within Accumulated other comprehensive loss.

Commodity Price. The Company uses commodity swaps to hedge anticipated purchases of aluminum. As of July 2, 2022, December 31, 2021 and July 3, 2021, the notional value of commodity swap contracts outstanding was $22.6 million, $25.3 million and $11.2 million, respectively, and the contracts mature through 2023. The amount of gain or loss associated with the change in fair value of these instruments is deferred in Accumulated other comprehensive loss and recognized in Cost of sales in the same period or periods during which the hedged transaction affects earnings. As of July 2, 2022, the Company estimates that, during the next 12 months, it will reclassify approximately $2.2 million in net losses (based on current prices) from Accumulated other comprehensive loss to Cost of sales.

Foreign Currency Derivatives. Forward exchange contracts outstanding at July 2, 2022, December 31, 2021 and July 3, 2021 had notional contract values of $650.0 million, $519.8 million and $481.1 million, respectively. The forward contracts outstanding at July 2, 2022 mature through 2023 and mainly relate to the Euro, Australian dollar, Canadian dollar, and Japanese yen. As of July 2, 2022, the Company estimates that during the next 12 months, it

Notes to Condensed Consolidated Financial Statements
(unaudited)

will reclassify approximately $23.4 million of net gains (based on current rates) from Accumulated other comprehensive loss to Cost of sales.

Interest Rate Derivatives. During the first quarter of 2021, the Company entered into forward-starting interest-rate swaps to hedge the interest-rate risk associated with anticipated debt issuances. On August 4, 2021, the Company settled these interest-rate swaps, resulting in a net deferred loss of $1.6 million. As a result, there were no forward-starting interest-rate swaps outstanding as of July 2, 2022 and December 31, 2021. As of July 3, 2021, the outstanding forward-starting interest-rate swaps had a total notional contract value of $150.0 million.

During the first quarter of 2022, the Company entered into and settled a series of treasury-lock swaps to hedge the interest-rate risk associated with debt issuances, resulting in a net deferred gain of $5.1 million. As a result, there were no treasury-lock swaps outstanding as of July 2, 2022, December 31, 2021 or July 3, 2021.

The Company had net deferred gains (losses) associated with the forward-starting interest-rate swaps and treasury-lock swaps discussed above of $3.0 million, $(2.4) million, and $1.7 million as of July 2, 2022, December 31, 2021, and July 3, 2021, respectively. These instruments were designated as cash flow hedges with gains and losses included in Accumulated other comprehensive loss. As of July 2, 2022, the Company estimates that during the next 12 months, it will reclassify approximately $0.4 million of net losses from Accumulated other comprehensive loss to Interest expense.

As of July 2, 2022, December 31, 2021 and July 3, 2021, the fair values of the Company’s derivative instruments were:

(in millions)	Fair Value
Asset Derivatives	July 2, 2022	December 31, 2021	July 3, 2021
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	$24.3	$8.8	$3.4
Commodity contracts	—	1.9	3.3
Interest rate contracts	—	—	2.8
Total	$24.3	$10.7	$9.5

Derivatives Designated as Net Investment Hedges
Cross-currency swaps	$14.2	$14.3	$5.9

Other Hedging Activity
Foreign exchange contracts	$2.0	$0.1	$0.2

Liability Derivatives
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	$1.9	$2.6	$5.4
Commodity contracts	2.4	—	—
Total	$4.3	$2.6	$5.4

Other Hedging Activity
Foreign exchange contracts	$0.1	$0.3	$0.3

Notes to Condensed Consolidated Financial Statements
(unaudited)

As of July 2, 2022, December 31, 2021 and July 3, 2021, asset derivatives are included within Prepaid expenses and other and Other long-term assets, and liability derivatives are included within Accrued expenses and Other long-term liabilities in the Condensed Consolidated Balance Sheets.

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 2, 2022 and July 3, 2021 is as shown in the tables below.

The amount of gain (loss) on derivatives recognized in Accumulated other comprehensive loss was as follows:

(in millions)	Three Months Ended		Six Months Ended
Derivatives Designated as Cash Flow Hedging Instruments	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Interest rate contracts	$—	$(7.0)	$5.3	$2.8
Foreign exchange contracts	25.3	(2.2)	27.9	0.4
Commodity contracts	(5.7)	2.2	(0.7)	4.3
Total	$19.6	$(7.0)	$32.5	$7.5

Derivatives Designated as Net Investment Hedging Instruments
Cross-currency swaps	$15.2	$5.9	$16.6	$5.9

The amount of gain (loss) reclassified from Accumulated other comprehensive loss into earnings was as follows:

(in millions)		Three Months Ended		Six Months Ended
Derivatives Designated as Cash Flow Hedging Instruments	Location of Gain (Loss)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Interest rate contracts	Interest expense	$(0.1)	$(0.2)	$(0.1)	$(0.3)
Foreign exchange contracts	Cost of sales	5.3	(4.0)	8.0	(7.1)
Commodity contracts	Cost of sales	2.3	1.2	3.9	1.5
Total		$7.5	$(3.0)	$11.8	$(5.9)

Derivatives Designated as Fair Value Hedging Instruments
Interest rate contracts	Interest expense	$0.1	$0.1	$0.3	$0.3

Other Hedging Activity
Foreign exchange contracts	Cost of sales	$5.4	$(2.8)	$1.8	$(1.0)
Foreign exchange contracts	Other expense, net	0.2	(0.2)	0.2	(2.4)
Total		$5.6	$(3.0)	$2.0	$(3.4)

Fair Value of Other Financial Instruments. The carrying values of the Company's short-term financial instruments, including cash and cash equivalents and accounts and notes receivable, approximate their fair values because of the short maturity of these instruments. At July 2, 2022, December 31, 2021 and July 3, 2021, the fair value of the Company’s long-term debt, including short-term debt and current maturities, was approximately $2,272.0 million, $1,914.7 million and $1,001.4 million, respectively, and was determined using Level 1 and Level 2 inputs described in Note 7 to the Notes to Consolidated Financial Statements in the 2021 Form 10-K. The carrying value of long-term debt, including short-term debt and current maturities, was $2,534.9 million, $1,843.1 million and $895.6 million as of July 2, 2022, December 31, 2021 and July 3, 2021, respectively.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 5 – Fair Value Measurements

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis:

(in millions)		Fair Value
Category	Fair Value Level	July 2, 2022	December 31, 2021	July 3, 2021
Cash equivalents	1	$39.2	$0.4	$0.2
Short-term investments in marketable securities	1	37.0	0.8	0.8
Restricted cash	1	11.9	12.2	9.7
Derivatives assets	2	40.5	25.1	15.6
Derivative liabilities	2	4.4	2.9	5.7
Deferred compensation	1	1.4	1.4	1.4
Deferred compensation	2	14.2	17.7	16.8
Liabilities measured at net asset value		10.4	10.2	9.3

In addition to the items shown in the table above, refer to Note 17 in the Notes to Consolidated Financial Statements in the 2021 Form 10-K for further information regarding the fair value measurements associated with the Company's postretirement benefit plans.

Note 6 – Commitments and Contingencies
Product Warranties

The following activity related to product warranty liabilities was recorded in Accrued expenses during the six months ended July 2, 2022 and July 3, 2021:

(in millions)	July 2, 2022	July 3, 2021
Balance at beginning of period	$129.3	$115.9
Payments - Recurring	(29.2)	(31.1)
Provisions/additions for contracts issued/sold	41.1	37.8
Aggregate changes for preexisting warranties	(0.2)	(1.8)
Foreign currency translation	(1.3)	(0.2)
Other	(0.9)	(2.9)
Balance at end of period	$138.8	$117.7

Extended Product Warranties

The following activity related to deferred revenue for extended product warranty contracts was recorded in Accrued expenses and Other long-term liabilities during the six months ended July 2, 2022 and July 3, 2021:

(in millions)	July 2, 2022	July 3, 2021
Balance at beginning of period	$99.5	$87.4
Extended warranty contracts sold	20.1	18.7
Revenue recognized on existing extended warranty contracts	(11.0)	(9.7)
Foreign currency translation	—	0.3
Other	(0.3)	(0.3)
Balance at end of period	$108.3	$96.4

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 7 – Goodwill and Other Intangibles

Changes in the Company's goodwill during the six months ended July 2, 2022 and July 3, 2021, by segment, are summarized below:

(in millions)	Propulsion	Parts & Accessories	Boat	Total
December 31, 2021	$14.7	$814.9	$58.8	$888.4
Acquisitions	—	—	79.5	79.5
Adjustments	(0.8)	(0.5)	0.1	(1.2)
July 2, 2022	$13.9	$814.4	$138.4	$966.7

December 31, 2020	$15.3	$372.5	$29.9	$417.7
Acquisitions	—	—	16.8	16.8
Adjustments	(0.2)	—	—	(0.2)
July 3, 2021	$15.1	$372.5	$46.7	$434.3

Adjustments in both periods include the effect of foreign currency translation on goodwill denominated in currencies other than the U.S. dollar. In addition, adjustments during the six months ended July 2, 2022 also include $1.9 million of purchase accounting adjustments from 2021 acquisitions. There was no accumulated impairment loss on Goodwill as of July 2, 2022, December 31, 2021 or July 3, 2021.

The Company's intangible assets, included within Other intangibles, net on the Condensed Consolidated Balance Sheets as of July 2, 2022, December 31, 2021 and July 3, 2021, are summarized by intangible asset type below:

	July 2, 2022		December 31, 2021		July 3, 2021
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Customer relationships	$897.4	$(362.4)	$889.4	$(340.9)	$687.6	$(322.3)
Trade names	305.4	—	306.1	—	166.3	—
Developed technology	160.0	(8.0)	160.0	(2.7)	—	—
Other	74.3	(28.5)	62.0	(21.8)	18.5	(13.8)
Total	$1,437.1	$(398.9)	$1,417.5	$(365.4)	$872.4	$(336.1)

Other intangible assets primarily consist of software, patents and franchise agreements. Gross amounts and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation. Aggregate amortization expense for intangibles was $15.4 million and $31.3 million for three and six months ended July 2, 2022, respectively. Aggregate amortization expense for intangibles was $8.0 million and $16.0 million for three and six months ended July 3, 2021, respectively.

The Company tests its intangible assets for impairment during the fourth quarter of each year, or whenever a significant change in events and circumstances (triggering event) occurs that indicates the fair value of intangible assets may be below their carrying values. The Company did not record an impairment charge during the six months ended July 2, 2022 or July 3, 2021.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 8 – Segment Data

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
The P&A segment manufactures, markets, and supplies parts and accessories for both marine and non-marine markets. These products are designed for and sold mostly to aftermarket retailers, distributors, and distribution businesses, as well as original equipment manufacturers (including Brunswick brands). Branded parts and accessories include consumables, such as engine oils and lubricants, and are sold under the Mercury, Mercury Precision Parts, Quicksilver, and Seachoice brands. The P&A segment includes distribution businesses such as Land 'N' Sea, Kellogg Marine Supply, Lankhorst Taselaar, BLA, and Payne's Marine Group, which distribute third-party and Company products. These businesses are leading distributors of marine parts and accessories throughout North America, Europe, and Asia-Pacific. The P&A segment also includes businesses operating under the Ancor, Attwood, BEP, Blue Sea Systems, CZone, Del City, Garelick, Lenco Marine, Marinco, Mastervolt, MotorGuide, ParkPower, ProMariner, RELiON, Whale, and ASG Connect brand names. Products include marine electronics and control systems, instruments, trolling motors, fuel systems, and electrical systems, as well as specialty vehicle, mobile, and transportation aftermarket products. The P&A segment also includes Navico, a global leader in marine electronics and sensors, including multi-function displays, fish finders, autopilots, sonar, radar, and cartography operating under the B&G, C-MAP, Lowrance, and Simrad brand names.
The P&A segment's manufacturing and distribution facilities are primarily located in North America, Europe, Australia, and New Zealand.
Boat. The Boat segment designs, manufactures, and markets the following boat brands and products: Sea Ray sport boats and cruisers; Bayliner sport cruisers, runabouts, and Heyday wake boats; Boston Whaler fiberglass offshore boats; Lund fiberglass fishing boats; Crestliner, Cypress Cay, Harris, Lowe, Lund and Princecraft aluminum fishing, utility, pontoon boats, and deck boats; and Thunder Jet heavy-gauge aluminum boats. The Boat segment procures substantially all of its outboard engines, gasoline sterndrive engines, and gasoline inboard engines from Brunswick's Propulsion segment. The Boat segment also includes Brunswick boat brands based in Europe and Asia-Pacific, which include Quicksilver, Uttern, and Rayglass (including Protector and Legend). The Boat segment's products are manufactured mainly in the United States, Europe, and Mexico and sold through a global network of dealer and distributor locations, primarily in North America and Europe.
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

Notes to Condensed Consolidated Financial Statements
(unaudited)

Corporate/Other total assets consist of mainly cash, cash equivalents and investments in short-term marketable securities, restricted cash, income tax balances and investments in unconsolidated affiliates.

Segment eliminations adjust for sales between the Company's reportable segments and primarily relate to the sale of engines and parts and accessories to various boat brands, which are consummated at established arm's length transfer prices as the intersegment pricing for these engines and parts and accessories are based upon and consistent with selling prices to third-party customers.

Information about the operations of Brunswick's reportable segments is set forth below:

	Net Sales				Operating Earnings (Loss)
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
(in millions)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Propulsion	$734.2	$649.5	$1,440.1	$1,307.3	$142.0	$122.1	$267.3	$246.6
Parts & Accessories	651.5	548.9	1,269.3	1,008.5	108.2	114.4	199.8	206.3
Boat	568.4	449.1	1,061.2	868.6	58.9	44.2	104.2	85.0
Corporate/Other	—	—	—	—	(30.1)	(30.5)	(52.8)	(55.8)
Segment Eliminations	(118.5)	(92.7)	(239.3)	(196.4)	—	—	—	—
Total	$1,835.6	$1,554.8	$3,531.3	$2,988.0	$279.0	$250.2	$518.5	$482.1

	Total Assets
(in millions)	July 2, 2022	December 31, 2021	July 3, 2021
Propulsion	$1,400.0	$1,225.2	$1,095.1
Parts & Accessories	3,055.3	2,939.4	1,640.7
Boat	816.4	609.9	564.0
Corporate/Other	894.8	650.5	838.7
Total	$6,166.5	$5,425.0	$4,138.5

Note 9 – Comprehensive Income

Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets includes foreign currency cumulative translation adjustments; prior service costs and credits and net actuarial gains and losses for defined benefit plans; and unrealized derivative gains and losses, all net of tax. Changes in the components of Accumulated other comprehensive loss, all net of tax, for the three and six months ended July 2, 2022 and July 3, 2021 are as follows:

	Three Months Ended		Six Months Ended
(in millions)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net earnings	$197.3	$179.4	$371.5	$348.7
Other comprehensive (loss) income:
Foreign currency cumulative translation adjustment	(32.6)	3.2	(30.5)	(4.3)
Net change in unamortized prior service credits	—	—	—	(0.2)
Net change in unamortized actuarial gains	0.3	0.1	0.5	0.3
Net change in unrealized derivative gains	20.0	1.3	27.6	14.4
Total other comprehensive income	(12.3)	4.6	(2.4)	10.2
Comprehensive income	$185.0	$184.0	$369.1	$358.9

Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the three months ended July 2, 2022:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Unrealized investment gains	Net derivative gains	Total
Beginning balance	$(32.4)	$(3.7)	$(3.2)	$0.2	$17.5	$(21.6)
Other comprehensive (loss) income before reclassifications (A)	(32.6)	—	—	—	25.6	(7.0)
Amounts reclassified from Accumulated other comprehensive loss (income) (B)	—	—	0.3	—	(5.6)	(5.3)
Net other comprehensive income	(32.6)	—	0.3	—	20.0	(12.3)
Ending balance	$(65.0)	$(3.7)	$(2.9)	$0.2	$37.5	$(33.9)

(A) The tax effects for the three months ended July 2, 2022 were $1.5 million for foreign currency translation and $(9.2) million for derivatives.
(B) See the table depicting reclassification adjustments out of Accumulated other comprehensive loss below for the tax effects for the three months ended July 2, 2022.

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the six months ended July 2, 2022:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Unrealized investment gains	Net derivative gains	Total
Beginning balance	$(34.5)	$(3.7)	$(3.4)	$0.2	$9.9	$(31.5)
Other comprehensive (loss) income before reclassifications (A)	(30.5)	—	—	—	36.4	5.9
Amounts reclassified from Accumulated other comprehensive loss (income) (B)	—	—	0.5	—	(8.8)	(8.3)
Net other comprehensive (loss) income	(30.5)	—	0.5	—	27.6	(2.4)
Ending balance	$(65.0)	$(3.7)	$(2.9)	$0.2	$37.5	$(33.9)

(A) The tax effects for the six months ended July 2, 2022 were $3.1 million for foreign currency translation and $(12.7) million for derivatives.
(B) See the table depicting reclassification adjustments out of Accumulated other comprehensive loss below for the tax effects for the six months ended July 2, 2022.

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the three months ended July 3, 2021:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Net derivative losses	Total
Beginning balance	$(22.6)	$(3.7)	$(8.7)	$(2.1)	$(37.1)
Other comprehensive income (loss) before reclassifications (A)	3.2	—	—	(0.9)	2.3
Amounts reclassified from Accumulated other comprehensive loss (B)	—	—	0.1	2.2	2.3
Net other comprehensive income	3.2	—	0.1	1.3	4.6
Ending balance	$(19.4)	$(3.7)	$(8.6)	$(0.8)	$(32.5)

(A) The tax effects for the three months ended July 3, 2021 were $(0.9) million for foreign currency translation and $0.2 million for derivatives.
(B) See the table depicting reclassification adjustments out of Accumulated other comprehensive loss below for the tax effects for the three months ended July 3, 2021.

Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the six months ended July 3, 2021:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Net derivative losses	Total
Beginning balance	$(15.1)	$(3.5)	$(8.9)	$(15.2)	$(42.7)
Other comprehensive (loss) income before reclassifications (A)	(4.3)	—	—	10.1	5.8
Amounts reclassified from Accumulated other comprehensive loss (income) (B)	—	(0.2)	0.3	4.3	4.4
Net other comprehensive (loss) income	(4.3)	(0.2)	0.3	14.4	10.2
Ending balance	$(19.4)	$(3.7)	$(8.6)	$(0.8)	$(32.5)

(A) The tax effects for the six months ended July 3, 2021 were $0.0 million for foreign currency translation and $(3.4) million for derivatives.
(B) See the table depicting reclassification adjustments out of Accumulated other comprehensive loss below for the tax effects for the six months ended July 3, 2021.

The following table presents reclassification adjustments out of Accumulated other comprehensive loss during the three and six months ended July 2, 2022 and July 3, 2021:

	Three Months Ended		Six Months Ended
Details about Accumulated other comprehensive income (loss) components (in millions)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021	Affected line item in the statement where net income is presented
Amortization of defined benefit items:
Prior service credits	$—	$—	$—	$0.2	Other income (expense), net
Net actuarial losses	(0.3)	(0.2)	(0.5)	(0.4)	Other income (expense), net
	(0.3)	(0.2)	(0.5)	(0.2)	Earnings before income taxes
	—	0.1	—	0.1	Income tax provision
	$(0.3)	$(0.1)	$(0.5)	$(0.1)	Net earnings from continuing operations

Amount of (loss) gain reclassified into earnings on derivative contracts:
Interest rate contracts	$(0.1)	$(0.2)	$(0.1)	$(0.3)	Interest expense
Foreign exchange contracts	5.3	(4.0)	8.0	(7.1)	Cost of sales
Commodity contracts	2.3	1.2	3.9	1.5	Cost of sales
	7.5	(3.0)	11.8	(5.9)	Earnings before income taxes
	(1.9)	0.8	(3.0)	1.6	Income tax provision
	$5.6	$(2.2)	$8.8	$(4.3)	Net earnings from continuing operations

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 10 – Income Taxes

The Company recognized an income tax provision for the three and six months ended July 2, 2022 of $55.8 million and $102.2 million, respectively. The income tax provision of $55.8 million included a net benefit of $0.7 million primarily associated with tax refunds. The income tax provision of $102.2 million included a net benefit of $3.3 million primarily associated with the net excess tax benefits related to share-based compensation, valuation-allowance adjustments and tax refunds. The Company recognized an income tax provision for the three and six months ended July 3, 2021 of $55.2 million and $102.6 million, respectively, which included a net charge of $6.2 million and $3.2 million, respectively. The net charge of $6.2 million was primarily associated with the restructuring of certain branch operations. The net charge of $3.2 million included the aforementioned branch restructuring charges offset by net excess tax benefits related to share-based compensation and valuation allowance adjustments. The excess tax benefit related to share-based compensation for the three and six months ended July 2, 2022 was $0.1 million and $2.9 million, respectively. The excess tax benefit related to share-based compensation was $0.1 million and $1.6 million for the three and six months ended July 3, 2021, respectively. The effective tax rate, which is calculated as the income tax provision as a percentage of earnings before income taxes, for the three and six months ended July 2, 2022 was 21.9 percent and 21.5 percent, respectively. The effective tax rate for the three and six months ended July 3, 2021 was 23.5 percent and 22.7 percent, respectively.

No deferred income taxes have been provided as of July 2, 2022, December 31, 2021 or July 3, 2021 on the applicable undistributed earnings of the non-U.S. subsidiaries where the indefinite reinvestment assertion has been applied. If at some future date these earnings cease to be indefinitely reinvested and are repatriated, the Company may be subject to additional U.S. income taxes and foreign withholding taxes on such amounts. The Company continues to provide deferred taxes, as required, on the undistributed net earnings of foreign subsidiaries and unconsolidated affiliates that are not deemed to be indefinitely reinvested in operations outside the United States.

As of July 2, 2022, December 31, 2021 and July 3, 2021, the Company had $10.3 million, $10.1 million and $4.6 million of gross unrecognized tax benefits, including interest, respectively. The Company believes it is reasonably possible that the total amount of gross unrecognized tax benefits as of July 2, 2022 could decrease by approximately $0.1 million in the next 12 months due to settlements with taxing authorities or lapses in the applicable statute of limitations. Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be significant changes in the amount of unrecognized tax benefits in 2022, but the amount cannot be estimated at this time.

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

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 11 – Debt

The following table provides the changes in the Company's long-term debt for the six months ended July 2, 2022:

(in millions)	Short-term debt and current maturities of long-term debt	Long-term debt	Total
Balance as of December 31, 2021	$37.4	$1,779.0	$1,816.4
Proceeds from issuances of debt	0.9	741.8	742.7
Repayments of long-term debt	(36.2)	(21.8)	(58.0)
Other	0.9	—	0.9
Balance as of July 2, 2022	$3.0	$2,499.0	$2,502.0

As of July 2, 2022, Brunswick was in compliance with the financial covenants associated with its debt.

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

The Company may redeem the Notes of each series, in whole or in part, at any time and from time to time prior to maturity. If the Company elects to redeem the Notes at any time prior to (i) with respect to the 2032 Notes, June 15, 2032 (the date that is three months prior to the maturity of the 2032 Notes) or (ii) with respect to the 2052 Notes, October 1, 2051 (the date that is six months prior to the maturity of the 2052 Notes), it will pay a “make-whole” redemption price set forth in the Fifth Supplemental Indenture dated as of March 29, 2022 ("Fifth Supplemental Indenture"). On or after June 15, 2032, in the case of the 2032 Notes, or October 1, 2051, in the case of the 2052 Notes, the Company may, at its option, redeem the Notes of each series, in whole or in part at any time and from time to time, at a redemption price equal to 100% of the principal amount thereof. In addition to the redemption price, the Company will pay accrued and unpaid interest, if any, to, but not including, the redemption date.

If the Company experiences a change-of-control triggering event with respect to a series of Notes, as defined in the Fifth Supplemental Indenture, each holder of such series of Notes may require the Company to repurchase some or all of its Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to, but not including, the repurchase date.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Term Loan

During the first six months of 2022, the Company made the remaining principal repayments totaling $56.3 million of its 2023 floating-rate term loan. The term loan was redeemed at 100 percent of the principal amount plus accrued interest, in accordance with the redemption provisions of the term loan. The Company recognized a loss on early extinguishment of debt of $0.1 million related to the term loan redemption.

Credit Facility

The Company maintains a Revolving Credit Agreement ("Credit Facility"). In March 2022, the Company amended its Credit Facility with certain wholly-owned subsidiaries of the Company as subsidiary borrowers and lenders as parties, and JPMorgan Chase Bank, N.A., as administrative agent. This amends and restates the Credit Facility, dated as of March 21, 2011, as amended and restated on July 16, 2021. The amended Credit Facility increases the revolving commitments to $750.0 million, with the capacity to add up to $100.0 million of additional revolving commitments, and amends the Credit Facility in certain respects, including, among other things:

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

During the first six months of 2022, gross borrowings under the Credit Facility totaled $125.0 million. As of July 2, 2022 there were no borrowings outstanding, and available borrowing capacity totaled $747.2 million, net of $2.8 million of letters of credit outstanding, under the Credit Facility. The maximum amount utilized under the Credit Facility during the six months ended July 2, 2022, including letters of credit outstanding under the Credit Facility, was $127.8 million. There were no borrowings under the Credit Facility during the six months ended July 3, 2021. Refer to Note 16 in the Notes to Consolidated Financial Statements in the 2021 Form 10-K for details regarding Brunswick's Credit Facility.

Commercial Paper

In December 2019, the Company entered into an unsecured commercial paper program ("CP Program") pursuant to which the Company may issue short-term, unsecured commercial paper notes ("CP Notes"). During the second quarter of 2022, the Company increased the size of its CP Program to allow the issuance of CP Notes in an aggregate principal amount not to exceed $500.0 million outstanding at any time. The CP Program previously allowed the Company to issue CP Notes in an aggregate principal amount not to exceed $300.0 million outstanding at any time. Amounts available under the CP Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate principal amount of CP Notes outstanding under the CP Program at any time not exceeding the lower of $500.0 million or the available borrowing amount under the Credit Facility. Refer to Note 16 in the Notes to Consolidated Financial Statements in the 2021 Form 10-K for details regarding Brunswick's CP Program. During the first six months of 2022, borrowings under the CP Program totaled $500.0 million, all of which were repaid during the period. During the six months ended July 2, 2022, the maximum amount utilized under the CP Program was $300.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations of Brunswick Corporation (the Company, we, us, our) are forward-looking statements. Forward-looking statements are based on current expectations, estimates, and projections about our business and by their nature address matters that are, to different degrees, uncertain. Actual results may differ materially from expectations and projections as of the date of this filing due to various risks and uncertainties. For additional information regarding forward-looking statements, refer to Forward-Looking Statements below.

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

Impact of COVID-19

The full extent of the impact of COVID-19 on our business, operations, and financial results will depend on evolving factors that we cannot accurately predict. We will continue to actively monitor the impact of COVID-19 and may take further actions that alter business operations as legally required, or that we determine are in the best interests of our employees, customers, dealers, suppliers, and other stakeholders. All global manufacturing and distribution facilities remain focused on rigorously applying, evolving, and automating COVID-19 mitigation procedures. Refer to Part I. Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the fiscal year 2021 (the 2021 Form 10-K) for further information.

Impact of Russia-Ukraine Conflict

We continue to monitor the conflict in Ukraine and the potential impact to our operations. Our cessation of business in Russia, Belarus, Crimea and the disputed territories has not had a significant financial impact on our business.

Acquisitions

During the second quarter of 2022, we acquired certain Freedom Boat Club franchise operations and territory rights as well as certain marine assets in the Southeast United States for net cash consideration of $95.7 million. Refer to Note 3 –  Acquisitions in the Notes to Condensed Consolidated Financial Statements for further information.

On October 4, 2021, we completed the acquisition of Navico for $1.094 billion net cash consideration. Navico was a privately held global company based in Egersund, Norway and is a global leader in marine electronics and sensors, including multi-function displays, fish finders, autopilots, sonar, radar, and cartography. We also completed the acquisitions of substantially all the net assets of RELiON Battery, LLC, SemahTronix, LLC, Fanautic Club, and certain Freedom Boat Club franchise operations and territory rights in the United States during 2021 for net cash consideration of $66.2 million. Refer to Note 3 –  Acquisitions in the Notes to Condensed Consolidated Financial Statements for further information.

Overview

Net sales increased 18 percent during the second quarter of 2022 when compared with the second quarter of 2021. All segments contributed to the strong performance and reported substantial net sales increases despite ongoing supply chain disruptions and macro volatility. The propulsion segment continues to expand its outboard propulsion retail market share around the globe, led by gains in high-horsepower categories. Our parts and accessories businesses delivered strong sales growth, as benefits from acquisitions completed in 2021, steady engine P&A sales in the U.S., and strong OEM sales from our Advanced Systems Group helped to offset headwinds related to early-quarter poor weather in certain northern locations, supply chain constraints in our third-party distribution businesses, and retailers returning to more normal stocking patterns. Our Boat segment posted robust top-line growth when compared to the second quarter of 2021 with all product categories contributing favorably to the performance. Our international net sales increased 10 percent and 17 percent in the second quarter on a GAAP and constant currency basis, respectively, with all regions contributing to the increase.

Net sales increased 18 percent during the first half of 2022, when compared with the first half of 2021, due to the same factors described above. Our international net sales increased 15 percent and 20 percent in the first half on a GAAP and constant currency basis, respectively, with growth in all regions.

Operating earnings in the second quarter of 2022 were $279.0 million and $300.2 million on a GAAP and As Adjusted basis, respectively. This compares to operating earnings during the second quarter of 2021 of $250.2 million and $266.4 million on a GAAP and an As Adjusted basis, respectively.

Operating earnings in the first half of 2022 were $518.5 million and $567.7 million on a GAAP and As Adjusted basis, respectively. This compares to operating earnings during the first half of 2021 of $482.1 million and $509.4 million on a GAAP and an As Adjusted basis, respectively.

Matters Affecting Comparability

Changes in Foreign Currency Rates. Percentage changes in net sales expressed in constant currency reflect the impact that changes in currency exchange rates had on comparisons of net sales. To determine this information, net sales transacted in currencies other than the U.S. dollar have been translated to U.S. dollars using the average exchange rates that were in effect during the comparative period. The percentage change in net sales expressed on a constant currency basis better reflects the changes in the underlying business trends, excluding the impact of translation arising from foreign currency exchange-rate fluctuations. Approximately 25 percent of our annual net sales are transacted in a currency other than the U.S. dollar. Our most material exposures include sales in Euros, Canadian dollars, Australian dollars, and Brazilian real.

The table below summarizes the impact of changes in currency exchange rates and also the impact of acquisitions on our net sales:

	Three Months Ended					Six Months Ended
	Net Sales		2022 vs. 2021			Net Sales		2022 vs. 2021
(in millions)	July 2, 2022	July 3, 2021	GAAP	Currency Impact	Acquisition Benefit	July 2, 2022	July 3, 2021	GAAP	Currency Impact	Acquisition Benefit
Propulsion	$734.2	$649.5	13.0%	(2.8)%	—%	$1,440.1	$1,307.3	10.2%	(2.0)%	—%
Parts & Accessories	651.5	548.9	18.7%	(2.2)%	22.9%	1,269.3	1,008.5	25.9%	(1.8)%	27.4%
Boat	568.4	449.1	26.6%	(1.9)%	3.8%	1,061.2	868.6	22.2%	(1.4)%	2.4%
Segment Eliminations	(118.5)	(92.7)	27.8%	(1.1)%	7.0%	(239.3)	(196.4)	21.8%	(0.8)%	5.0%
Total	$1,835.6	$1,554.8	18.1%	(2.4)%	8.8%	$3,531.3	$2,988.0	18.2%	(1.9)%	9.5%

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended:

	Three Months Ended		2022 vs. 2021			Six Months Ended		2022 vs. 2021
(in millions, except per share data)	July 2, 2022	July 3, 2021	$ Change	% Change		July 2, 2022	July 3, 2021	$ Change	% Change
Net sales	$1,835.6	$1,554.8	$280.8	18.1%		$3,531.3	$2,988.0	$543.3	18.2%
Gross margin(A)	536.4	461.5	74.9	16.2%		1,020.0	878.8	141.2	16.1%
Restructuring, exit and impairment charges	—	0.2	(0.2)	NM		—	0.7	(0.7)	NM
Operating earnings	279.0	250.2	28.8	11.5%		518.5	482.1	36.4	7.6%
Net earnings from continuing operations	198.8	179.4	19.4	10.8%		372.8	348.8	24.0	6.9%

Diluted earnings per common share from continuing operations	$2.61	$2.29	$0.32	14.0%		$4.86	$4.44	$0.42	9.5%

Expressed as a percentage of Net sales:
Gross margin (A)	29.2%	29.7%		(50)	bps	28.9%	29.4%		(50)	bps
Selling, general and administrative expense	11.3%	11.2%		10	bps	11.3%	10.9%		40	bps
Research and development expense	2.7%	2.4%		30	bps	2.9%	2.4%		50	bps
Operating margin	15.2%	16.1%		(90)	bps	14.7%	16.1%		(140)	bps

bps = basis points
NM = not meaningful

(A)Gross margin is defined as Net sales less Cost of sales as presented in the Condensed Consolidated Statements of Comprehensive Income.

The following is a summary of Adjusted operating earnings and Adjusted diluted earnings per common share from continuing operations for the three and six months ended July 2, 2022 when compared with the same prior year comparative period:

	Three Months Ended				Six Months Ended
	Operating Earnings		Diluted Earnings (Loss) Per Share		Operating Earnings		Diluted Earnings (Loss) Per Share
(in millions, except per share data)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
GAAP	$279.0	$250.2	$2.61	$2.29	$518.5	$482.1	$4.86	$4.44
Restructuring, exit, and impairment charges	—	0.2	—	—	—	0.7	—	—
Purchase accounting amortization	14.1	7.6	0.14	0.08	37.1	15.1	0.37	0.15
Acquisition, integration, and IT related costs	7.1	7.1	0.07	0.07	12.1	8.4	0.12	0.08
Sport Yacht & Yachts	—	1.3	—	0.01	—	3.8	—	0.04
Palm Coast reclassified from held-for-sale	—	—	—	—	—	0.8	—	0.01
Gain on sale of assets	—	—	—	—	—	(1.5)	—	(0.01)
Special tax items	—	—	—	0.07	—	—	—	0.05
As Adjusted	$300.2	$266.4	$2.82	$2.52	$567.7	$509.4	$5.35	$4.76

GAAP operating margin	15.2%	16.1%			14.7%	16.1%
Adjusted operating margin	16.4%	17.1%			16.1%	17.0%

Net sales increased 18 percent during both the second quarter and first half of 2022, when compared with the same prior year period with all segments benefiting from the implementation of higher prices, partially offset by unfavorable changes in foreign currency exchange rates. Refer to the Propulsion, Parts & Accessories, and Boat segments for further details on the drivers of net sales changes.

Gross margin percentage decreased 50 basis points in both the second quarter and first half of 2022 when compared with the same prior year period, with inflationary pressures, supply chain inefficiencies and unfavorable changes in foreign currency exchange rates more than offsetting increased sales across all segments.

Selling, general and administrative expense (SG&A) increased during the second quarter and first half of 2022 when compared with the same prior year period, primarily due to the businesses acquired during 2021. Excluding certain one-time items presented above, SG&A as a percentage of sales was higher in the second quarter and first half of 2022 compared with the same prior year period, reflecting the impact of 2021 acquisitions, increased spending on sales and marketing, ACES ("Autonomy, Connectivity, Electrification, and Shared access") programs, and other growth initiatives, partially offset by increased net sales. Research and development expense increased in 2022 versus 2021, reflecting continued investment in new products in all segments.

We did not record any restructuring, exit and impairment charges during the three and six months ended July 2, 2022 and recorded $0.2 million and $0.7 million during the three and six months ended July 3, 2021, respectively.

We recorded Equity earnings of $0.7 million and $1.5 million in the three and six months ended July 2, 2022, respectively, which were mainly related to our marine and technology-related joint ventures. This compares with Equity earnings of $0.4 million and $1.2 million in the three and six months ended July 3, 2021, respectively.

We recognized $0.3 million and $(1.2) million in Other expense, net in the three and six months ended July 2, 2022, respectively. This compares with $(1.5) million and $(2.8) million recognized in Other expense, net in the three and six months ended July 3, 2021, respectively. Other expense, net primarily includes remeasurement gains and losses resulting from changes in foreign currency rates and other postretirement benefit costs.

Net interest expense increased for the three and six months ended July 2, 2022 when compared with the same prior year period due to an increase in average daily debt outstanding, which was influenced by the timing of debt issuances. Refer to Note 11 – Debt in the Notes to Condensed Consolidated Financial Statements in the 2021 Form 10-K.

We recognized an income tax provision for the three and six months ended July 2, 2022 of $55.8 million and $102.2 million, respectively, compared to $55.2 million and $102.6 million for the three and six months ended July 3, 2021, respectively.

The effective tax rate, which is calculated as the income tax provision as a percentage of earnings before income taxes, for the three and six months ended July 2, 2022 was 21.9 percent and 21.5 percent, respectively. The effective tax rate for the three and six months ended July 3, 2021 was 23.5 percent and 22.7 percent, respectively.

Due to the factors described in the preceding paragraphs, operating earnings, net earnings from continuing operations, and diluted earnings per common share from continuing operations increased during the second quarter and first half of 2022 when compared with the same prior-year period.

Propulsion Segment

The following table sets forth Propulsion segment results for the three and six months ended:

	Three Months Ended		2022 vs. 2021			Six Months Ended		2022 vs. 2021
(in millions)	July 2, 2022	July 3, 2021	$ Change	% Change		July 2, 2022	July 3, 2021	$ Change	% Change
Net sales	$734.2	$649.5	$84.7	13.0%		$1,440.1	$1,307.3	$132.8	10.2%
Operating earnings	142.0	122.1	19.9	16.3%		267.3	246.6	20.7	8.4%
Operating margin	19.3%	18.8%		50	bps	18.6%	18.9%		(30)	bps

bps = basis points

Propulsion segment net sales increased $84.7 million, or 13 percent, in the second quarter of 2022 compared to the second quarter of 2021 as continued strong global demand for all product categories resulted in increased sales volume which continues to be enabled by increased production levels.

Propulsion segment net sales increased $132.8 million, or 10 percent, in the first half of 2022 versus prior year as a result of the same factors described above.

International sales were 34 percent of the segment's net sales in the second quarter of 2022 and increased 2 percent from the prior year on a GAAP basis. On a constant currency basis, international net sales increased 10 percent, with increases across all regions except Asia-Pacific due to strong performance in the comparable prior period. International sales were 35 percent of the segment's net sales in the first half of 2022 and increased 5 percent from the prior year on a GAAP basis. On a constant currency basis, international sales increased 10 percent in the first half of 2022, with increases across all regions except Asia-Pacific due to the same factor noted above.

Propulsion segment operating earnings in the second quarter of 2022 were $142.0 million, an increase of 16 percent when compared to the second quarter of 2021, as a result of increased sales, operating efficiencies and lower operating expenses, slightly offset by investments in capacity and product development. Operating earnings for the first half of 2022 were $267.3 million, an increase of 8 percent, as a result of the same factors described above.

Parts & Accessories Segment

The following table sets forth P&A segment results for the three and six months ended:

	Three Months Ended		2022 vs. 2021			Six Months Ended		2022 vs. 2021
(in millions)	July 2, 2022	July 3, 2021	$ Change	% Change		July 2, 2022	July 3, 2021	$ Change	% Change
Net sales	$651.5	$548.9	$102.6	18.7%		$1,269.3	$1,008.5	$260.8	25.9%

GAAP operating earnings	$108.2	$114.4	$(6.2)	(5.4%)		$199.8	$206.3	$(6.5)	(3.2%)
Restructuring, exit and impairment charges	—	0.2	(0.2)	(100.0%)		—	0.7	(0.7)	(100.0%)
Purchase accounting amortization	13.4	7.2	6.2	86.1%		35.8	14.4	21.4	148.6%
Acquisition, integration, and IT related costs	5.3	5.8	(0.5)	(8.6%)		7.9	5.8	2.1	36.2%
Gain on sale of assets	—	—	—	NM		—	(1.5)	1.5	(100.0%)
Adjusted operating earnings	$126.9	$127.6	$(0.7)	(0.5%)		$243.5	$225.7	$17.8	7.9%

GAAP operating margin	16.6%	20.8%		(420)	bps	15.7%	20.5%		(480)	bps
Adjusted operating margin	19.5%	23.2%		(370)	bps	19.2%	22.4%		(320)	bps

NM = not meaningful
bps = basis points

P&A segment net sales increased $102.6 million, or 19 percent in the second quarter of 2022 versus the second quarter of 2021 due in large part to the acquisitions of Navico, RELiON, and SemahTronix. Excluding the impact from acquisitions, P&A revenues were down 4 percent. While sales for our U.S engine P&A and core ASG sales were up quarter over quarter, sales in our lower margin distribution businesses were negatively impacted by third-party product availability and the aftermarket product businesses outside the U.S. Supply chain constraints were particularly acute in international regions, with U.S. sales also impacted by a slower start to the boating season in northern markets due to unfavorable weather conditions.

P&A segment net sales increased $260.8 million, or 26 percent, in the first half of 2022 versus prior year as a result of the same factors described above.

International sales were 32 percent of the P&A segment's net sales in the second quarter of 2022 and increased 32 percent year over year on a GAAP basis. On a constant currency basis, international net sales increased 39 percent, with increases across all regions. International sales were 33 percent of the P&A segment's net sales in the first half of 2022 and increased 37 percent year over year on a GAAP basis. On a constant currency basis, international sales increased 43 percent in the first half of 2022, with increases across all regions.

P&A segment operating earnings in the second quarter of 2022 were $108.2 million, a decrease of 5 percent compared to the second quarter of 2021 with benefits from acquisitions being offset by the sales factors described above, as well as outsized material and freight inflation. Operating earnings for the first half of 2022 were $199.8 million, a decrease of 3 percent, as a result of the same factors described above.

Boat Segment

The following table sets forth Boat segment results for the three and six months ended:

	Three Months Ended		2022 vs. 2021			Six Months Ended		2022 vs. 2021
(in millions)	July 2, 2022	July 3, 2021	$ Change	% Change		July 2, 2022	July 3, 2021	$ Change	% Change
Net sales	$568.4	$449.1	$119.3	26.6%		$1,061.2	$868.6	$192.6	22.2%

GAAP operating earnings	$58.9	$44.2	$14.7	33.3%		$104.2	$85.0	$19.2	22.6%
Acquisition, integration, and IT related costs	1.8	1.3	0.5	38.5%		4.2	2.6	1.6	61.5%
Purchase accounting amortization	0.7	0.4	0.3	75.0%		1.3	0.7	0.6	85.7%
Sport Yacht & Yachts	—	1.3	(1.3)	(100.0%)		—	3.8	(3.8)	(100.0%)
Palm Coast reclassified from held-for-sale	—	—	—	NM		—	0.8	(0.8)	(100.0%)
Adjusted operating earnings	$61.4	$47.2	$14.2	30.1%		$109.7	$92.9	$16.8	18.1%

GAAP operating margin	10.4%	9.8%		60	bps	9.8%	9.8%		—	bps
Adjusted operating margin	10.8%	10.5%		30	bps	10.3%	10.7%		(40)	bps

NM = not meaningful
bps = basis points

Boat segment net sales increased $119.3 million, or 27 percent, in the second quarter of 2022 versus the second quarter of 2021 due to increased sales volumes to dealers.

Boat segment net sales increased $192.6 million, or 22 percent, in the first half of 2022, resulting from the same factor described above.

International sales were 26 percent of the segment's net sales in the second quarter of 2022 and increased 8 percent on a GAAP basis. On a constant currency basis, international sales increased 14 percent, with increases across all regions. International sales were 25 percent of the segment's net sales in the first half of 2022 and increased 11 percent on a GAAP basis. On a constant currency basis, international sales increased 17 percent in the first half of 2022, with increases across all regions.

Boat segment operating earnings in the second quarter of 2022 were $58.9 million, an increase of $14.7 million when compared to the second quarter of 2021, due to increased sales together with operational efficiencies. The increase was partially offset by inefficiencies resulting from supply chain disruptions, inflationary pressures and the production ramp-up of the new Boston Whaler Flagler facility which will be substantially complete by the end of the third quarter. Operating earnings in the first half of 2022 were $104.2 million, an increase of 23 percent, as a result of the same factors described above.

Corporate/Other

The following table sets forth Corporate/Other results for the three and six months ended:

	Three Months Ended		2022 vs. 2021		Six Months Ended		2022 vs. 2021
(in millions)	July 2, 2022	July 3, 2021	$ Change	% Change	July 2, 2022	July 3, 2021	$ Change	% Change
Operating loss	$(30.1)	$(30.5)	$0.4	(1.3%)	$(52.8)	$(55.8)	$3.0	(5.4%)

Corporate operating expenses in the second quarter of 2022 were $30.1 million, a decrease of $0.4 million when compared to the second quarter of 2021, primarily due to a decrease in variable compensation expense and favorable mark-to-market adjustments for deferred compensation arrangements, partially offset by an increase in investments in enterprise growth initiatives.

Corporate operating expenses decreased 5 percent in the first half of 2022 versus 2021, resulting from the same factors described above.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the six months ended:

(in millions)	July 2, 2022	July 3, 2021
Net cash provided by operating activities of continuing operations	$149.4	$350.5
Net cash (used for) provided by:
Plus: Capital expenditures	(196.5)	(110.3)
Plus: Proceeds from the sale of property, plant and equipment	3.0	4.6
Plus: Effect of exchange rate changes	(11.2)	(0.5)
Total free cash flow (A)	$(55.3)	$244.3

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

Our major sources of funds for capital investments, acquisitions, share-repurchase programs and dividend payments are cash generated from operating activities, available cash and marketable securities balances, divestitures and borrowings. We evaluate potential acquisitions, divestitures and joint ventures in the ordinary course of business.

2022 Cash Flow

Net cash provided by operating activities of continuing operations in the first six months of 2022 totaled $149.4 million versus $350.5 million in the comparable period of 2021. The decrease is primarily due to increases in working capital, partially offset by higher net earnings during the quarter.

The primary drivers of net cash provided by operating activities of continuing operations in the first six months of 2022 were net earnings, net of non-cash items, partially offset by increases in working capital. Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Condensed Consolidated Balance Sheets, excluding the impact of acquisitions and non-cash adjustments. Accounts and notes receivable increased $125.1 million, primarily due to increased sales across all segments. Inventory increased $162.3 million, driven primarily by increases in work-in-process and raw materials to support higher production volumes. Accrued expenses decreased $30.9 million, primarily driven by payment of prior year variable compensation which had been accrued as of December 31, 2021.

Net cash used for investing activities of continuing operations was $312.7 million, which included $196.5 million of capital expenditures, $95.7 million of cash paid for acquisitions, net of cash acquired and $36.2 million of purchases of marketable securities, partially offset by $16.7 million of cross-currency swap settlements. Our capital spending was focused on investments in capacity expansion, new products, and technologies.

Net cash provided by financing activities was $388.9 million and primarily related to proceeds of issuances of long-term debt, partially offset by common stock repurchases, payments of long-term debt including current maturities, and cash dividends paid to common shareholders. Refer to Note 11 – Debt in the Notes to Condensed Consolidated Financial Statements for further details on our debt activity during the quarter.

2021 Cash Flow

Net cash provided by operating activities of continuing operations in the first six months of 2021 totaled $350.5 million. The primary drivers of net cash provided by operating activities of continuing operations in 2021 were net earnings, net of non-cash items, partially offset by the seasonal impact of increasing working capital. Accounts and notes receivable increased $167.5 million primarily due to increased sales across all segments. Inventory increased $129.9 million, driven by increases to support higher production volumes. Accounts payable increased $129.8 million primarily due to timing of payments and higher inventory levels across all reportable segments. Accrued expenses increased $42.1 million primarily driven by increases in program-related volume discounts and rebates.

Net cash used for investing activities of continuing operations was $75.6 million, which primarily included capital expenditures of $110.3 million, offset by sales of marketable securities of $55.9 million. Our capital spending was focused on investments in new products and technologies.

Net cash used for financing activities was $195.7 million and primarily related to payments of long-term debt including current maturities, common stock repurchases, and cash dividends paid to common shareholders. Refer to Note 11 – Debt in the Notes to Condensed Consolidated Financial Statements for further details on our debt activity during the quarter.

Liquidity and Capital Resources

We view our highly liquid assets as of July 2, 2022, December 31, 2021 and July 3, 2021 as:

(in millions)	July 2, 2022	December 31, 2021	July 3, 2021
Cash and cash equivalents	$566.7	$354.5	$590.2
Short-term investments in marketable securities	37.0	0.8	0.8
Total cash, cash equivalents and marketable securities	$603.7	$355.3	$591.0

The following table sets forth an analysis of total liquidity as of July 2, 2022, December 31, 2021 and July 3, 2021:

(in millions)	July 2, 2022	December 31, 2021	July 3, 2021
Cash, cash equivalents and marketable securities	$603.7	$355.3	$591.0
Amounts available under lending facility (A)	747.2	497.2	397.2
Total liquidity (B)	$1,350.9	$852.5	$988.2

(A) See Note 11 – Debt in the Notes to Condensed Consolidated Financial Statements for further details on our lending facility.
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

Cash, cash equivalents and marketable securities totaled $603.7 million as of July 2, 2022, an increase of $248.4 million from $355.3 million as of December 31, 2021, and an increase of $12.7 million from $591.0 million as of July 3, 2021. Total debt as of July 2, 2022, December 31, 2021 and July 3, 2021 was $2,502.0 million, $1,816.4 million and $875.5 million, respectively. Our debt-to-capitalization ratio was 56 percent as of July 2, 2022, an increase from 49 percent as of December 31, 2021 and from 33 percent as of July 3, 2021.

We borrowed $125.0 million under the Credit Facility during the first half of 2022, all of which was repaid and thus we did not have any borrowings outstanding under the Credit Facility as of July 2, 2022. Available borrowing capacity under the Credit Facility totaled $747.2 million, net of $2.8 million of letters of credit outstanding. During the first half of 2022, the maximum amount utilized under the CP Program was $300.0 million. Refer to Note 11 – Debt in the Notes to Condensed Consolidated Financial Statements and Note 16 - Debt in the Notes to Consolidated Financial Statements in the 2021 Form 10-K, for further details.

The level of borrowing capacity under our Credit Facility and CP Program is limited by both a leverage and interest coverage test. These covenants also pertain to termination provisions included in our wholesale financing joint-venture arrangements with Wells Fargo Distribution Finance. Based on our anticipated earnings generation throughout the year, we expect to maintain sufficient cushion against the existing debt covenants.

2022 Capital Strategy

We continue to plan for capital expenditures in the range of $375 million to $425 million to support growth initiatives throughout our organization. Our estimate of full year interest expense remains at approximately $95 million. On July 19, 2022, our Board of Directors approved a $500 million increase to our share repurchase authorization. Our authorization remaining is now in excess of $600 million. Our decision to accelerate share repurchases to take advantage of current market and sector value dislocation will result in total targeted share repurchases for 2022 of approximately $400 million, lowering our average diluted shares outstanding for the year to between 75.0 million and 75.5 million shares. Additionally, we anticipate a higher build in working capital for the year, primarily related to our businesses holding higher levels of inventory to support production levels.

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

Critical Accounting Policies

There were no material changes in our critical accounting policies since the filing of our 2021 Form 10-K.

As discussed in the 2021 Form 10-K, the preparation of the consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and revenues and expenses during the periods reported. Actual results may differ from those estimates.

Recent Accounting Pronouncements

Recent accounting pronouncements that have been adopted during the three months ended July 2, 2022, or will be adopted in future periods, are included in Note 1 – Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements.

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

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, "Item 1A. Risk Factors" in our 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first six months of 2022, we repurchased $220.0 million of stock, and as of July 2, 2022, the remaining authorization was $126.4 million.

We repurchased the following shares of common stock during the three months ended July 2, 2022:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Amount of Dollars that May Yet Be Used to Purchase Shares Under the Program
April 3 to April 30	130,851	$76.42	130,851
May 1 to May 28	1,217,460	76.24	1,217,460
May 29 to July 2	540,094	69.20	540,094
Total	1,888,405	$74.24	1,888,405	$126,441,195

Item 6.    Exhibits

31.1	Certification of CEO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUNSWICK CORPORATION
August 2, 2022	By:	/s/ RANDALL S. ALTMAN
Randall S. Altman
Senior Vice President and Controller*

*Mr. Altman is signing this report both as a duly authorized officer and as the principal accounting officer.