Form 10-Q
period 2022-10-01
BRUNSWICK CORP
filed 2022-11-01
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended October 01, 2022

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
The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of October 27, 2022 was 72,506,515.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
October 1, 2022

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net sales	$1,698.2	$1,427.2	$5,229.5	$4,415.2
Cost of sales	1,199.3	1,016.8	3,710.6	3,126.0
Selling, general and administrative expense	186.2	165.9	586.1	490.3
Research and development expense	50.4	35.5	152.0	107.1
Restructuring, exit and impairment charges	24.6	—	24.6	0.7
Operating earnings	237.7	209.0	756.2	691.1
Equity earnings	1.3	0.3	2.8	1.5
Other expense, net	(0.1)	(1.6)	(1.3)	(4.4)
Earnings before interest and income taxes	238.9	207.7	757.7	688.2
Interest expense	(26.1)	(16.9)	(70.4)	(47.1)
Interest income	1.9	0.8	2.5	1.9
Loss on early extinguishment of debt	—	(4.2)	(0.1)	(4.2)
Transaction financing charges	—	(4.0)	—	(4.0)
Earnings before income taxes	214.7	183.4	689.7	634.8
Income tax provision	46.5	38.8	148.7	141.4
Net earnings from continuing operations	168.2	144.6	541.0	493.4
Net loss from discontinued operations, net of tax	(4.4)	(1.5)	(5.7)	(1.6)
Net earnings	$163.8	$143.1	$535.3	$491.8

Earnings per common share:
Basic
Earnings from continuing operations	$2.27	$1.86	$7.16	$6.33
Loss from discontinued operations	(0.06)	(0.02)	(0.08)	(0.02)
Net earnings	$2.21	$1.84	$7.08	$6.31

Diluted
Earnings from continuing operations	$2.26	$1.85	$7.12	$6.28
Loss from discontinued operations	(0.06)	(0.02)	(0.08)	(0.02)
Net earnings	$2.20	$1.83	$7.04	$6.26

Weighted average shares used for computation of:
Basic earnings per common share	74.2	77.7	75.6	78.0
Diluted earnings per common share	74.5	78.3	76.0	78.6

Comprehensive income	$158.0	$140.6	$527.1	$499.5

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	October 1, 2022	December 31, 2021	October 2, 2021
Assets
Current assets
Cash and cash equivalents, at cost, which approximates fair value	$457.4	$354.5	$1,486.4
Restricted cash	11.7	12.2	10.9
Short-term investments in marketable securities	34.5	0.8	0.8
Total cash and short-term investments in marketable securities	503.6	367.5	1,498.1
Accounts and notes receivable, less allowances of $8.9, $9.7, $10.3	557.7	485.3	451.1
Inventories
Finished goods	754.4	685.5	520.2
Work-in-process	224.0	176.8	162.7
Raw materials	451.4	345.7	257.6
Net inventories	1,429.8	1,208.0	940.5
Prepaid expenses and other	103.9	63.8	52.3
Current assets	2,595.0	2,124.6	2,942.0

Property
Land	42.2	34.7	18.9
Buildings and improvements	547.2	479.3	453.3
Equipment	1,425.1	1,332.4	1,299.5
Total land, buildings and improvements and equipment	2,014.5	1,846.4	1,771.7
Accumulated depreciation	(1,031.0)	(989.6)	(982.6)
Net land, buildings and improvements and equipment	983.5	856.8	789.1
Unamortized product tooling costs	237.6	190.1	172.4
Net property	1,221.1	1,046.9	961.5

Other assets
Goodwill	962.2	888.4	443.8
Other intangibles, net	1,005.4	1,052.1	549.2
Deferred income tax asset	137.7	146.0	132.7
Operating lease assets	111.4	92.8	83.1
Equity investments	47.7	43.8	41.3
Other long-term assets	44.4	30.4	27.0
Other assets	2,308.8	2,253.5	1,277.1

Total assets	$6,124.9	$5,425.0	$5,180.6

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

(in millions)	October 1, 2022	December 31, 2021	October 2, 2021
Liabilities and shareholders' equity
Current liabilities
Short-term debt and current maturities of long-term debt	$84.9	$37.4	$43.2
Accounts payable	631.6	693.5	589.8
Accrued expenses	662.8	711.3	623.3
Current liabilities	1,379.3	1,442.2	1,256.3

Long-term liabilities
Debt	2,419.1	1,779.0	1,787.7
Postretirement benefits	62.7	66.5	70.8
Operating lease liabilities	95.7	75.5	67.6
Other	167.1	147.6	148.5
Long-term liabilities	2,744.6	2,068.6	2,074.6

Shareholders' equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares; outstanding: 72,612,000, 76,933,000 and 77,134,000 shares	76.9	76.9	76.9
Additional paid-in capital	386.0	394.5	388.3
Retained earnings	3,173.0	2,720.1	2,644.5
Treasury stock, at cost: 29,926,000, 25,605,000 and 25,404,000 shares	(1,595.2)	(1,245.8)	(1,225.0)
Accumulated other comprehensive loss	(39.7)	(31.5)	(35.0)
Shareholders' equity	2,001.0	1,914.2	1,849.7

Total liabilities and shareholders' equity	$6,124.9	$5,425.0	$5,180.6

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(in millions)	October 1, 2022	October 2, 2021
Cash flows from operating activities
Net earnings	$535.3	$491.8
Less: net loss from discontinued operations, net of tax	(5.7)	(1.6)
Net earnings from continuing operations, net of tax	541.0	493.4
Stock compensation expense	16.8	22.7
Depreciation and amortization	167.9	127.9
Pension funding, net of expense	(0.5)	(1.7)
Asset impairment charges	19.2	0.8
Deferred income taxes	4.0	(5.3)
Changes in certain current assets and current liabilities	(426.8)	(223.4)
Long-term extended warranty contracts and other deferred revenue	12.2	12.0
Income taxes	(17.0)	29.0
Other, net	(3.0)	19.7
Net cash provided by operating activities of continuing operations	313.8	475.1
Net cash used for operating activities of discontinued operations	(2.4)	(10.5)
Net cash provided by operating activities	311.4	464.6

Cash flows from investing activities
Capital expenditures	(299.3)	(180.2)
Purchases of marketable securities	(60.0)	—
Sales or maturities of marketable securities	26.3	55.9
Investments	(4.9)	(9.1)
Acquisition of businesses, net of cash acquired	(95.7)	(50.3)
Proceeds from the sale of property, plant and equipment	5.7	5.6
Cross currency swap settlement	16.7	—
Net cash used for investing activities	(411.2)	(178.1)

Cash flows from financing activities
Proceeds from issuances of short-term debt	127.8	—
Payments of short-term debt	(125.0)	—
Net proceeds from issuances of long-term debt	741.8	994.4
Payments of long-term debt including current maturities	(58.4)	(113.6)
Net premium paid on early extinguishment of debt	(0.1)	(4.2)
Common stock repurchases	(360.0)	(98.7)
Cash dividends paid	(82.4)	(73.0)
Proceeds from share-based compensation activity	—	0.5
Tax withholding associated with shares issued for share-based compensation	(16.4)	(13.2)
Other, net	(3.9)	(7.8)
Net cash provided by financing activities	223.4	684.4

Effect of exchange rate changes	(21.2)	(3.9)
Net increase in Cash and cash equivalents and Restricted cash	102.4	967.0
Cash and cash equivalents and Restricted cash at beginning of period	366.7	530.3

Cash and cash equivalents and Restricted cash at end of period	469.1	1,497.3
Less: Restricted cash	11.7	10.9
Cash and cash equivalents at end of period	$457.4	$1,486.4

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

Brunswick Corporation
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2021	$76.9	$394.5	$2,720.1	$(1,245.8)	$(31.5)	$1,914.2
Net earnings	—	—	174.2	—	—	174.2
Other comprehensive income	—	—	—	—	9.9	9.9
Dividends ($0.365 per common share)	—	—	(28.0)	—	—	(28.0)
Compensation plans and other	—	(20.0)	—	9.4	—	(10.6)
Common stock repurchases	—	—	—	(79.8)	—	(79.8)
Balance at April 2, 2022	76.9	374.5	2,866.3	(1,316.2)	(21.6)	1,979.9
Net earnings	—	—	197.3	—	—	197.3
Other comprehensive loss	—	—	—	—	(12.3)	(12.3)
Dividends ($0.365 per common share)	—	—	(27.4)	—	—	(27.4)
Compensation plans and other	—	6.3	—	1.0	—	7.3
Common stock repurchases	—	—	—	(140.2)	—	(140.2)
Balance at July 2, 2022	76.9	380.8	3,036.2	(1,455.4)	(33.9)	2,004.6
Net earnings	—	—	163.8	—	—	163.8
Other comprehensive loss	—	—	—	—	(5.8)	(5.8)
Dividends ($0.365 per common share)	—	—	(27.0)	—	—	(27.0)
Compensation plans and other	—	5.2	—	0.2	—	5.4
Common stock repurchases	—	—	—	(140.0)	—	(140.0)
Balance at October 1, 2022	$76.9	$386.0	$3,173.0	$(1,595.2)	$(39.7)	$2,001.0

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2020	$76.9	$383.8	$2,225.7	$(1,133.7)	$(42.7)	$1,510.0
Net earnings	—	—	169.3	—	—	169.3
Other comprehensive income	—	—	—	—	5.6	5.6
Dividends ($0.27 per common share)	—	—	(21.0)	—	—	(21.0)
Compensation plans and other	—	(12.6)	—	7.2	—	(5.4)
Common stock repurchases	—	—	—	(15.9)	—	(15.9)
Balance at April 3, 2021	76.9	371.2	2,374.0	(1,142.4)	(37.1)	1,642.6
Net earnings	—	—	179.4	—	—	179.4
Other comprehensive income	—	—	—	—	4.6	4.6
Dividends ($0.335 per common share)	—	—	(26.2)	—	—	(26.2)
Compensation plans and other	—	8.9	—	0.2	—	9.1
Common stock repurchases	—	—	—	(40.0)	—	(40.0)
Balance at July 3, 2021	76.9	380.1	2,527.2	(1,182.2)	(32.5)	1,769.5
Net earnings	—	—	143.1	—	—	143.1
Other comprehensive loss	—	—	—	—	(2.5)	(2.5)
Dividends ($0.335 per common share)	—	—	(25.8)	—	—	(25.8)
Compensation plans and other	—	8.2	—	—	—	8.2
Common stock repurchases	—	—	—	(42.8)	—	(42.8)
Balance at October 2, 2021	$76.9	$388.3	$2,644.5	$(1,225.0)	$(35.0)	$1,849.7

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

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Saturday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The third quarter of fiscal year 2022 ended on October 1, 2022 and the third quarter of fiscal year 2021 ended on October 2, 2021.

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

Supplier Finance Programs: In September 2022, the FASB issued ASU 2022-04, Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which adds disclosure requirements associated with participation in supplier finance programs. ASU 2022-04 requires the buyer in a supplier finance program to disclose qualitative and quantitative information about the program including key terms and obligations outstanding at the end of the reporting period. ASU 2022-04 is effective for financial statements for interim and annual periods beginning after December 15, 2022. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Revenue Recognition

The following table presents the Company's revenue in categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors:

	Three Months Ended
	October 1, 2022				October 2, 2021
(in millions)	Propulsion	Parts & Accessories	Boat	Total	Propulsion	Parts & Accessories	Boat	Total
Geographic Markets
United States	$514.1	$405.9	$397.7	$1,317.7	$433.9	$351.8	$306.9	$1,092.6
Europe	75.1	76.4	39.3	190.8	78.1	57.9	33.7	169.7
Asia-Pacific	49.7	51.7	7.8	109.2	51.8	35.5	6.6	93.9
Canada	28.4	37.3	57.1	122.8	26.2	35.3	49.0	110.5
Rest-of-World	47.1	16.5	8.8	72.4	36.9	13.5	5.3	55.7
Segment Eliminations	(99.2)	(15.5)	—	(114.7)	(86.8)	(8.4)	—	(95.2)
Total	$615.2	$572.3	$510.7	$1,698.2	$540.1	$485.6	$401.5	$1,427.2

	Nine Months Ended
	October 1, 2022				October 2, 2021
(in millions)	Propulsion	Parts & Accessories	Boat	Total	Propulsion	Parts & Accessories	Boat	Total
Geographic Markets
United States	$1,450.4	$1,257.7	$1,189.2	$3,897.3	$1,259.6	$1,055.8	$933.6	$3,249.0
Europe	306.9	284.0	140.9	731.8	306.8	191.3	127.8	625.9
Asia-Pacific	172.5	156.8	24.4	353.7	184.1	117.9	20.6	322.6
Canada	86.1	106.9	189.7	382.7	75.5	94.9	164.2	334.6
Rest-of-World	138.6	51.7	27.7	218.0	108.2	42.6	23.9	174.7
Segment Eliminations	(310.7)	(43.1)	(0.2)	(354.0)	(267.3)	(24.3)	—	(291.6)
Total	$1,843.8	$1,814.0	$1,571.7	$5,229.5	$1,666.9	$1,478.2	$1,270.1	$4,415.2

Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended
	October 1, 2022				October 2, 2021
(in millions)	Propulsion	Parts & Accessories	Boat	Total	Propulsion	Parts & Accessories	Boat	Total
Major Product Lines
Outboard Engines	$565.2	$—	$—	$565.2	$486.3	$—	$—	$486.3
Controls, Rigging, and Propellers	96.9	—	—	96.9	87.8	—	—	87.8
Sterndrive Engines	52.3	—	—	52.3	52.8	—	—	52.8
Distribution Parts and Accessories	—	207.8	—	207.8	—	215.7	—	215.7
Engine Parts and Accessories	—	152.2	—	152.2	—	149.5	—	149.5
Navico Group	—	227.8	—	227.8	—	128.8	—	128.8
Aluminum Freshwater Boats	—		208.2	208.2	—	—	167.5	167.5
Recreational Fiberglass Boats	—	—	180.8	180.8	—	—	135.9	135.9
Saltwater Fishing Boats	—	—	86.6	86.6	—	—	86.4	86.4
Business Acceleration	—	—	38.7	38.7	—	—	15.6	15.6
Boat Eliminations/Other	—	—	(3.6)	(3.6)	—	—	(3.9)	(3.9)
Segment Eliminations	(99.2)	(15.5)	—	(114.7)	(86.8)	(8.4)	—	(95.2)
Total	$615.2	$572.3	$510.7	$1,698.2	$540.1	$485.6	$401.5	$1,427.2

	Nine Months Ended
	October 1, 2022				October 2, 2021
(in millions)	Propulsion	Parts & Accessories	Boat	Total	Propulsion	Parts & Accessories	Boat	Total
Major Product Lines
Outboard Engines	$1,677.1	$—	$—	$1,677.1	$1,485.0	$—	$—	$1,485.0
Controls, Rigging, and Propellers	301.8	—	—	301.8	278.8	—	—	278.8
Sterndrive Engines	175.6	—	—	175.6	170.4	—	—	170.4
Distribution Parts and Accessories	—	642.7	—	642.7	—	671.5	—	671.5
Engine Parts and Accessories	—	424.5	—	424.5	—	429.1	—	429.1
Navico Group	—	789.9	—	789.9	—	401.9	—	401.9
Aluminum Freshwater Boats	—	—	666.2	666.2	—	—	535.4	535.4
Recreational Fiberglass Boats	—	—	532.6	532.6	—	—	425.5	425.5
Saltwater Fishing Boats	—	—	286.1	286.1	—	—	276.2	276.2
Business Acceleration	—	—	94.1	94.1	—	—	43.6	43.6
Boat Eliminations/Other	—	—	(7.1)	(7.1)	—	—	(10.6)	(10.6)
Segment Eliminations	(310.7)	(43.1)	(0.2)	(354.0)	(267.3)	(24.3)	—	(291.6)
Total	$1,843.8	$1,814.0	$1,571.7	$5,229.5	$1,666.9	$1,478.2	$1,270.1	$4,415.2

As of December 31, 2021, $142.1 million of contract liabilities associated with extended warranties and customer deposits were reported in Accrued expenses and Other Long-term liabilities, of which $9.2 million and $34.0 million were recognized as revenue during the three and nine months ended October 1, 2022, respectively. As of October 1, 2022, total contract liabilities were $186.7 million. The total amount of the transaction price allocated to unsatisfied performance obligations as of October 1, 2022 was $177.3 million for contracts greater than one year, which primarily relates to extended warranties. The Company expects to recognize $16.1 million of this amount in the fourth quarter of 2022, $53.9 million in 2023, and $107.3 million thereafter.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3 – Restructuring, Exit and Impairment Activities

The Company recorded restructuring, exit and impairment charges in the Condensed Consolidated Statements of Comprehensive Income in 2022 and 2021.

During the three months ended October 1, 2022, the Company recorded restructuring charges within the Parts & Accessories segment related to headcount reductions associated with the integration of Marine Innovations Group AS ("Navico"). The restructuring activities were substantially completed as of October 1, 2022.

The following table is a summary of expenses for the three months ended October 1, 2022 and October 2, 2021:

	October 1, 2022				October 2, 2021
(in millions)	Parts & Accessories	Boat (A)	Corporate (B)	Total	Parts & Accessories	Boat	Total
Restructuring, exit and impairment activities:
Employee termination and other benefits	$6.9	$—	$—	$6.9	$—	$—	$—
Asset-related	—	0.3	17.4	17.7	—	—	—
Total restructuring, exit and impairment charges	$6.9	$0.3	$17.4	$24.6	$—	$—	$—

Total cash payments for restructuring, exit and impairment charges (C)	$1.5	$0.1	$—	$1.6	$0.3	$0.6	$0.9
Accrued charges at end of the period (D)	$5.4	$—	$—	$5.4	$0.1	$0.1	$0.2

(A) Includes asset-related impairment charges, net of insurance recoveries, associated with Hurricane Ian.
(B) Includes impairment charges of $17.4 million related to the Company's decision not to place certain capitalized software intangible assets into service during the three months ended October 1, 2022.
(C) Cash payments for the three months ended October 1, 2022 and October 2, 2021 may include payments related to prior period charges.
(D) Restructuring, exit and impairment charges accrued as of October 1, 2022 are expected to be paid in the next twelve months.

The following table is a summary of expenses for the nine months ended October 1, 2022 and October 2, 2021:

	October 1, 2022				October 2, 2021
(in millions)	Parts & Accessories	Boat (A)	Corporate (B)	Total	Parts & Accessories	Boat	Corporate	Total
Restructuring, exit and impairment activities:
Employee termination and other benefits	$6.9	$—	$—	$6.9	$0.7	$—	$—	$0.7
Asset-related	—	0.3	17.4	17.7	—	—	—	—
Total restructuring, exit and impairment charges	$6.9	$0.3	$17.4	$24.6	$0.7	$—	$—	$0.7

Total cash payments for restructuring, exit and impairment charges (C)	$1.5	$0.2	$—	$1.7	$0.9	$1.1	$1.7	$3.7
Accrued charges at end of the period (D)	$5.4	$—	$—	$5.4	$0.1	$0.1	$—	$0.2

(A) Includes asset-related impairment charges, net of insurance recoveries, associated with Hurricane Ian.
(B) Includes impairment charges of $17.4 million related to the Company's decision not to place certain capitalized software intangible assets into service during the three months ended October 1, 2022.
(C) Cash payments for the nine months ended October 1, 2022 and October 2, 2021 may include payments related to prior period charges.
(D) Restructuring, exit and impairment charges accrued as of October 1, 2022 are expected to be paid in the next twelve months.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4 – Acquisitions

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

The Company paid net cash consideration of $95.7 million for these acquisitions. The opening balance sheets, which are preliminary and subject to change in the measurement period as the Company finalizes the purchase price allocation and fair value estimates, include $75.0 million of goodwill and $11.9 million of customer relationships. The amount assigned to customer relationships will be amortized over the estimated useful life of 10 years. Transaction costs associated with these acquisitions of $1.3 million were expensed as incurred within Selling, general and administrative expense during the nine months ended October 1, 2022. The acquisitions are not material to the Company's net sales, results of operations, or total assets during any period presented. Accordingly, the Company's consolidated results of operations do not differ materially from historical performance as a result of the acquisitions, and pro forma results are not presented.

2021 Acquisitions

On October 4, 2021, the Company acquired all the issued and outstanding shares of Navico, for $1.094 billion net cash consideration. The Company used a combination of the notes issued in the third quarter of 2021 and cash on hand to fund the acquisition.

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

Notes to Condensed Consolidated Financial Statements
(unaudited)

The purchase price allocation for certain deferred tax balances and contingency reserves is preliminary and subject to change within the allowed measurement period as the Company finalizes its fair value estimates. The following table is a summary of the assets acquired, liabilities assumed and net cash consideration paid, net of cash acquired, for the Navico acquisition:

(in millions)	Fair Value	Useful Life
Accounts and notes receivable	$59.3
Inventory	161.7
Goodwill (A) (B)	438.8
Trade names	133.0	Indefinite
Developed technology	160.0	15 years
Customer relationships	185.0	15 years
Property and equipment	46.1
Other assets	26.9
Total assets acquired	1,210.8

Accounts payable	66.0
Accrued expenses (B)	48.4
Other liabilities	24.0
Total liabilities assumed	138.4

Net cash consideration paid, net of cash acquired	$1,072.4

(A) The goodwill recorded for the acquisition of Navico is partially deductible for tax purposes.
(B) Includes $3.3 million of purchase accounting adjustments for the nine months ended October 1, 2022 related to contingency reserves.

Pro Forma Financial Information (Unaudited)

The pro forma information has been prepared as if the Navico acquisition and the related debt financing had occurred on January 1, 2021. These pro forma results are based on estimates and assumptions which the Company believes to be reasonable. They are not the results that would have been realized had the acquisition actually occurred on January 1, 2021 and are not necessarily indicative of Brunswick's consolidated net earnings in future periods. The pro forma results include adjustments primarily related to the amortization of intangible assets and interest expense on the notes issued in the third quarter of 2021. Additionally, non-recurring pro forma adjustments include transaction costs of $14.8 million and expenses related to inventory fair value adjustments of $18.1 million for the nine months ended October 2, 2021, recognized as part of the application of purchase accounting.

(in millions)	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Pro forma Net sales	$1,698.2	$1,530.1	$5,229.5	$4,787.7
Pro forma Net earnings	163.8	134.3	543.2	488.1

The pro forma results reflect a statutory income tax rate of 21 percent for the three and nine months ended October 1, 2022 and October 2, 2021.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Other 2021 Acquisitions

On September 1, 2021, the Company acquired substantially all the net assets of RELiON Battery, LLC ("RELiON"). RELiON is a global provider of lithium batteries and related products to multiple industry sectors. The acquisition of RELiON complements the Company's existing portfolio of advanced battery and power management brands. On September 17, 2021, the Company acquired substantially all the net assets of SemahTronix, LLC, a global supplier of high-complexity electrical wiring harnesses for advanced products in the marine, mobile, and defense industries. The acquisition of the SemahTronix assets enhances the Company's integrated systems offerings by providing the Company and the Company's global customers access to high-quality, large, complex electrical wire harnessing systems that further enable the Company's end-to-end systems solutions and capabilities. These acquisitions are included as part of the Parts & Accessories segment. Purchase accounting was finalized for these acquisitions as of October 1, 2022.

On July 9, 2021, the Company acquired Fanautic Club, one of the largest European boat clubs with 23 locations in major coastal cities and tourist centers across Spain. Purchase accounting was finalized for this acquisition as of October 1, 2022. The Company also acquired certain Freedom Boat Club franchise operations and territory rights in the United States during 2021. Acquiring such assets enables Brunswick to accelerate growth by increasing its investments in these markets. These acquisitions are included as part of the Boat segment.

The Company paid net cash consideration of $66.2 million for these acquisitions. The opening balance sheets include $36.9 million of goodwill and $24.1 million of identifiable intangible assets, including customer relationships and trade names of $17.2 million and $6.9 million, respectively. The amount assigned to customer relationships will be amortized over the estimated useful life of 10 years. These acquisitions are not material to the Company's net sales, results of operations or total assets during any period presented. Accordingly, the Company's consolidated results of operations do not differ materially from historical performance as a result of the acquisitions, and pro forma results are not presented.

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

Cross-Currency Swaps. The Company enters into cross-currency swaps to hedge Euro currency exposures of the net investment in certain foreign subsidiaries. As of October 1, 2022, December 31, 2021 and October 2, 2021, the notional value of cross-currency swap contracts outstanding was $250.0 million, $200.0 million and $200.0 million, respectively. The cross-currency swaps were designated as net investment hedges, with the amount of gain or loss associated with the change in fair value of these instruments deferred in Accumulated other comprehensive loss and recognized upon termination of the respective investment. In the first quarter of 2022, the Company settled $200.0 million of cross-currency swap contracts resulting in a deferred gain of $16.7 million within Accumulated other comprehensive loss.

Commodity Price. The Company uses commodity swaps to hedge anticipated purchases of aluminum. As of October 1, 2022, December 31, 2021 and October 2, 2021, the notional value of commodity swap contracts outstanding was $22.3 million, $25.3 million and $9.6 million, respectively, and the contracts mature through 2024. The amount of gain or loss associated with the change in fair value of these instruments is deferred in Accumulated other comprehensive loss and recognized in Cost of sales in the same period or periods during which the hedged transaction affects earnings. As of October 1, 2022, the Company estimates that, during the next 12 months, it will reclassify approximately $3.8 million in net losses (based on current prices) from Accumulated other comprehensive loss to Cost of sales.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Foreign Currency Derivatives. Forward exchange contracts outstanding as of October 1, 2022, December 31, 2021 and October 2, 2021 had notional contract values of $544.4 million, $519.8 million and $454.1 million, respectively. The forward contracts outstanding as of October 1, 2022 mature through 2024 and mainly relate to the Euro, Australian dollar, Canadian dollar, and Japanese yen. As of October 1, 2022, the Company estimates that during the next 12 months, it will reclassify approximately $35.5 million of net gains (based on current rates) from Accumulated other comprehensive loss to Cost of sales.

Interest-Rate Derivatives. During the first quarter of 2021, the Company entered into forward-starting interest-rate swaps to hedge the interest-rate risk associated with anticipated debt issuances. On August 4, 2021, the Company settled these interest-rate swaps, resulting in a net deferred loss of $1.6 million. As a result, there were no forward-starting interest-rate swaps outstanding as of October 1, 2022, December 31, 2021 and October 2, 2021.

During the first quarter of 2022, the Company entered into and settled a series of treasury-lock swaps to hedge the interest-rate risk associated with debt issuances, resulting in a net deferred gain of $5.1 million. As a result, there were no treasury-lock swaps outstanding as of October 1, 2022, December 31, 2021 or October 2, 2021.

The Company had net deferred gains (losses) associated with the forward-starting interest-rate swaps and treasury-lock swaps discussed above of $3.1 million, $(2.4) million, and $(2.6) million as of October 1, 2022, December 31, 2021, and October 2, 2021, respectively. These instruments were designated as cash flow hedges with gains and losses included in Accumulated other comprehensive loss. As of October 1, 2022, the Company estimates that during the next 12 months, it will reclassify approximately $0.2 million of net losses from Accumulated other comprehensive loss to Interest expense.

As of October 1, 2022, December 31, 2021 and October 2, 2021, the fair values of the Company’s derivative instruments were:

(in millions)	Fair Value
Asset Derivatives	October 1, 2022	December 31, 2021	October 2, 2021
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	$37.3	$8.8	$7.3
Commodity contracts	—	1.9	2.8
Total	$37.3	$10.7	$10.1

Derivatives Designated as Net Investment Hedges
Cross-currency swaps	$26.6	$14.3	$10.3

Other Hedging Activity
Foreign exchange contracts	$1.3	$0.1	$0.2

Liability Derivatives
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	$3.5	$2.6	$2.2
Commodity contracts	4.0	—	—
Total	$7.5	$2.6	$2.2

Other Hedging Activity
Foreign exchange contracts	$—	$0.3	$—

As of October 1, 2022, December 31, 2021 and October 2, 2021, asset derivatives are included within Prepaid expenses and other and Other long-term assets, and liability derivatives are included within Accrued expenses and Other long-term liabilities in the Condensed Consolidated Balance Sheets.

Notes to Condensed Consolidated Financial Statements
(unaudited)

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 1, 2022 and October 2, 2021 is as shown in the tables below.

The amount of gain (loss) on derivatives recognized in Accumulated other comprehensive loss was as follows:

(in millions)	Three Months Ended		Nine Months Ended
Derivatives Designated as Cash Flow Hedging Instruments	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Interest-rate contracts	$—	$(4.4)	$5.3	$(1.6)
Foreign exchange contracts	20.7	8.1	48.6	8.5
Commodity contracts	(3.2)	1.3	(3.9)	5.6
Total	$17.5	$5.0	$50.0	$12.5

Derivatives Designated as Net Investment Hedging Instruments
Cross-currency swaps	$12.4	$4.4	$29.0	$10.3

The amount of gain (loss) reclassified from Accumulated other comprehensive loss into earnings was as follows:

(in millions)		Three Months Ended		Nine Months Ended
Derivatives Designated as Cash Flow Hedging Instruments	Location of Gain (Loss)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Interest-rate contracts	Interest expense	$(0.1)	$(0.2)	$(0.2)	$(0.5)
Foreign exchange contracts	Cost of sales	7.7	(1.7)	15.7	(8.8)
Commodity contracts	Cost of sales	(0.8)	1.6	3.1	3.1
Total		$6.8	$(0.3)	$18.6	$(6.2)

Derivatives Designated as Fair Value Hedging Instruments
Interest-rate contracts	Interest expense	$0.2	$0.2	$0.5	$0.5

Other Hedging Activity
Foreign exchange contracts	Cost of sales	$0.3	$1.1	$2.1	$0.1
Foreign exchange contracts	Other expense, net	0.6	(1.3)	0.8	(3.7)
Total		$0.9	$(0.2)	$2.9	$(3.6)

Fair Value of Other Financial Instruments. The carrying values of the Company's short-term financial instruments, including cash and cash equivalents and accounts and notes receivable, approximate their fair values because of the short maturity of these instruments. As of October 1, 2022, December 31, 2021 and October 2, 2021, the fair value of the Company’s long-term debt, including short-term debt and current maturities, was approximately $2,132.8 million, $1,914.7 million and $1,941.1 million, respectively, and was determined using Level 1 and Level 2 inputs described in Note 7 to the Notes to Consolidated Financial Statements in the 2021 Form 10-K. The carrying value of long-term debt, including short-term debt and current maturities, was $2,536.2 million, $1,843.1 million and $1,848.1 million as of October 1, 2022, December 31, 2021 and October 2, 2021, respectively.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 6 – Fair Value Measurements

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis:

(in millions)		Fair Value
Category	Fair Value Level	October 1, 2022	December 31, 2021	October 2, 2021
Cash equivalents	1	$42.1	$0.4	$0.3
Short-term investments in marketable securities	1	34.5	0.8	0.8
Restricted cash	1	11.7	12.2	10.9
Derivative assets	2	65.2	25.1	20.6
Derivative liabilities	2	7.5	2.9	2.2
Deferred compensation	1	1.4	1.4	1.4
Deferred compensation	2	12.6	17.7	16.2
Liabilities measured at net asset value		9.6	10.2	10.0

In addition to the items shown in the table above, refer to Note 17 in the Notes to Consolidated Financial Statements in the 2021 Form 10-K for further information regarding the fair value measurements associated with the Company's postretirement benefit plans.

Note 7 – Commitments and Contingencies

Product Warranties

The following activity related to product warranty liabilities was recorded in Accrued expenses during the nine months ended October 1, 2022 and October 2, 2021:

(in millions)	October 1, 2022	October 2, 2021
Balance at beginning of period	$129.3	$115.9
Payments	(47.3)	(48.2)
Provisions/additions for contracts issued/sold	62.5	57.9
Aggregate changes for preexisting warranties	(3.0)	(2.8)
Foreign currency translation	(3.0)	(0.7)
Acquisitions	—	1.3
Other	(0.4)	(4.3)
Balance at end of period	$138.1	$119.1

Notes to Condensed Consolidated Financial Statements
(unaudited)

Extended Product Warranties

The following activity related to deferred revenue for extended product warranty contracts was recorded in Accrued expenses and Other long-term liabilities during the nine months ended October 1, 2022 and October 2, 2021:

(in millions)	October 1, 2022	October 2, 2021
Balance at beginning of period	$99.5	$87.4
Extended warranty contracts sold	29.8	27.1
Revenue recognized on existing extended warranty contracts	(16.6)	(14.9)
Foreign currency translation	(0.5)	0.1
Other	(0.5)	(0.2)
Balance at end of period	$111.7	$99.5

Note 8 – Goodwill and Other Intangibles

Changes in the Company's goodwill during the nine months ended October 1, 2022 and October 2, 2021, by segment, are summarized below:

(in millions)	Propulsion	Parts & Accessories	Boat	Total
December 31, 2021	$14.7	$814.9	$58.8	$888.4
Acquisitions	—	—	75.0	75.0
Adjustments	(1.6)	1.1	(0.7)	(1.2)
October 1, 2022	$13.1	$816.0	$133.1	$962.2

December 31, 2020	$15.3	$372.5	$29.9	$417.7
Acquisitions	—	7.1	19.8	26.9
Adjustments	(0.4)	(0.2)	(0.2)	(0.8)
October 2, 2021	$14.9	$379.4	$49.5	$443.8

Adjustments in both periods include the effect of foreign currency translation on goodwill denominated in currencies other than the U.S. dollar. In addition, adjustments during the nine months ended October 1, 2022 also include $3.9 million of purchase accounting adjustments from 2021 acquisitions, primarily related to contingency reserves. There was no accumulated impairment loss on Goodwill as of October 1, 2022, December 31, 2021 or October 2, 2021.

The Company's intangible assets, included within Other intangibles, net on the Condensed Consolidated Balance Sheets as of October 1, 2022, December 31, 2021 and October 2, 2021, are summarized by intangible asset type below:

	October 1, 2022		December 31, 2021		October 2, 2021
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Customer relationships	$899.5	$(374.5)	$889.4	$(340.9)	$701.7	$(329.9)
Trade names	305.0	—	306.1	—	173.0	—
Developed technology	160.0	(10.7)	160.0	(2.7)	—	—
Other	55.9	(29.8)	62.0	(21.8)	18.5	(14.1)
Total	$1,420.4	$(415.0)	$1,417.5	$(365.4)	$893.2	$(344.0)

Notes to Condensed Consolidated Financial Statements
(unaudited)

Other intangible assets primarily consist of software, patents and franchise agreements. Gross amounts and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation. Aggregate amortization expense for intangibles was $15.9 million and $47.2 million for three and nine months ended October 1, 2022, respectively. Aggregate amortization expense for intangibles was $8.3 million and $24.3 million for three and nine months ended October 2, 2021, respectively.

The Company tests its intangible assets for impairment during the fourth quarter of each year, or whenever a significant change in events and circumstances (triggering event) occurs that indicates the fair value of intangible assets may be below their carrying values. The Company recorded impairment charges of $17.4 million during the three months ended October 1, 2022 related to capitalized software intangible assets that will not be placed into service. The Company did not record any other impairment charge during the nine months ended October 1, 2022 or October 2, 2021.

Note 9 – Segment Data

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
Parts & Accessories. The Parts & Accessories ("P&A") segment consists of aggregated operating segments.
The P&A segment manufactures, markets, and supplies parts and accessories for both marine and non-marine markets. These products are designed for and sold mostly to aftermarket retailers, distributors, and distribution businesses, as well as original equipment manufacturers (including Brunswick brands). Company-branded parts and accessories include consumables, such as engine oils and lubricants, and are sold under the Mercury, Mercury Precision Parts, Quicksilver, and Seachoice brands. The P&A segment includes distribution businesses such as Land 'N' Sea, Kellogg Marine Supply, Lankhorst Taselaar, BLA, and Payne's Marine Group, which distribute third-party and Company products. These businesses are leading distributors of marine parts and accessories throughout North America, Europe, and Asia-Pacific. The P&A segment also includes businesses operating under the Ancor, Attwood, BEP, B&G, Blue Sea Systems, C-MAP, CZone, Del City, Garelick, Lenco Marine, Lowrance, Marinco, Mastervolt, MotorGuide, ParkPower, ProMariner, RELiON, Simrad, Whale, and Navico Connect brand names. Products include marine electronics, sensors, and control systems, instruments, trolling motors, fuel systems, and electrical systems, as well as specialty vehicle, mobile, and transportation aftermarket products.
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

Information about the operations of Brunswick's reportable segments is set forth below:

	Net Sales				Operating Earnings (Loss)
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
(in millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Propulsion	$714.4	$626.9	$2,154.5	$1,934.2	$143.0	$112.5	$410.3	$359.1
Parts & Accessories	587.8	494.0	1,857.1	1,502.5	87.1	100.6	286.9	306.9
Boat	510.7	401.5	1,571.9	1,270.1	49.7	24.9	153.9	109.9
Corporate/Other	—	—	—	—	(42.1)	(29.0)	(94.9)	(84.8)
Segment Eliminations	(114.7)	(95.2)	(354.0)	(291.6)	—	—	—	—
Total	$1,698.2	$1,427.2	$5,229.5	$4,415.2	$237.7	$209.0	$756.2	$691.1

	Total Assets
(in millions)	October 1, 2022	December 31, 2021	October 2, 2021
Propulsion	$1,460.7	$1,225.2	$1,133.7
Parts & Accessories	3,029.0	2,939.4	1,698.5
Boat	839.2	609.9	590.5
Corporate/Other	796.0	650.5	1,757.9
Total	$6,124.9	$5,425.0	$5,180.6

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 10 – Comprehensive Income

Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets includes foreign currency cumulative translation adjustments; prior service costs and credits and net actuarial gains and losses for defined benefit plans; and unrealized derivative gains and losses, all net of tax. Changes in the components of Accumulated other comprehensive loss, all net of tax, for the three and nine months ended October 1, 2022 and October 2, 2021 are as follows:

	Three Months Ended		Nine Months Ended
(in millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net earnings	$163.8	$143.1	$535.3	$491.8
Other comprehensive (loss) income:
Foreign currency cumulative translation adjustment	(27.5)	(9.9)	(58.0)	(14.2)
Net change in unamortized prior service credits	—	—	—	(0.2)
Net change in unamortized actuarial gains	0.4	0.3	0.9	0.6
Net change in unrealized derivative gains	21.3	7.1	48.9	21.5
Total other comprehensive (loss) income	(5.8)	(2.5)	(8.2)	7.7
Comprehensive income	$158.0	$140.6	$527.1	$499.5

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the three months ended October 1, 2022:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Unrealized investment gains	Net derivative gains	Total
Beginning balance	$(65.0)	$(3.7)	$(2.9)	$0.2	$37.5	$(33.9)
Other comprehensive (loss) income before reclassifications (A)	(27.5)	—	0.3	—	26.3	(0.9)
Amounts reclassified from Accumulated other comprehensive loss (income) (B)	—	—	0.1	—	(5.0)	(4.9)
Net other comprehensive (loss) income	(27.5)	—	0.4	—	21.3	(5.8)
Ending balance	$(92.5)	$(3.7)	$(2.5)	$0.2	$58.8	$(39.7)

(A) The tax effects for the three months ended October 1, 2022 were $5.4 million for foreign currency translation and $(3.6) million for derivatives.
(B) See the table depicting reclassification adjustments out of Accumulated other comprehensive loss below for the tax effects for the three months ended October 1, 2022.

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the nine months ended October 1, 2022:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Unrealized investment gains	Net derivative gains	Total
Beginning balance	$(34.5)	$(3.7)	$(3.4)	$0.2	$9.9	$(31.5)
Other comprehensive (loss) income before reclassifications (A)	(58.0)	—	0.3	—	62.7	5.0
Amounts reclassified from Accumulated other comprehensive loss (income) (B)	—	—	0.6	—	(13.8)	(13.2)
Net other comprehensive (loss) income	(58.0)	—	0.9	—	48.9	(8.2)
Ending balance	$(92.5)	$(3.7)	$(2.5)	$0.2	$58.8	$(39.7)

(A) The tax effects for the nine months ended October 1, 2022 were $8.5 million for foreign currency translation and $(16.3) million for derivatives.
(B) See the table depicting reclassification adjustments out of Accumulated other comprehensive loss below for the tax effects for the nine months ended October 1, 2022.

Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the three months ended October 2, 2021:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Net derivative losses	Total
Beginning balance	$(19.4)	$(3.7)	$(8.6)	$(0.8)	$(32.5)
Other comprehensive (loss) income before reclassifications (A)	(9.9)	—	0.1	6.9	(2.9)
Amounts reclassified from Accumulated other comprehensive loss (B)	—	—	0.2	0.2	0.4
Net other comprehensive (loss) income	(9.9)	—	0.3	7.1	(2.5)
Ending balance	$(29.3)	$(3.7)	$(8.3)	$6.3	$(35.0)

(A) The tax effects for the three months ended October 2, 2021 were $0.4 million for foreign currency translation and $(2.5) million for derivatives.
(B) See the table depicting reclassification adjustments out of Accumulated other comprehensive loss below for the tax effects for the three months ended October 2, 2021.

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the nine months ended October 2, 2021:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Net derivative losses	Total
Beginning balance	$(15.1)	$(3.5)	$(8.9)	$(15.2)	$(42.7)
Other comprehensive (loss) income before reclassifications (A)	(14.2)	—	0.1	17.0	2.9
Amounts reclassified from Accumulated other comprehensive loss (income) (B)	—	(0.2)	0.5	4.5	4.8
Net other comprehensive (loss) income	(14.2)	(0.2)	0.6	21.5	7.7
Ending balance	$(29.3)	$(3.7)	$(8.3)	$6.3	$(35.0)

(A) The tax effects for the nine months ended October 2, 2021 were $0.4 million for foreign currency translation and $(5.9) million for derivatives.
(B) See the table depicting reclassification adjustments out of Accumulated other comprehensive loss below for the tax effects for the nine months ended October 2, 2021.

Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents reclassification adjustments out of Accumulated other comprehensive loss during the three and nine months ended October 1, 2022 and October 2, 2021:

	Three Months Ended		Nine Months Ended
Details about Accumulated other comprehensive income (loss) components (in millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021	Affected line item in the statement where net income is presented
Amortization of defined benefit items:
Prior service credits	$—	$—	$—	$0.2	Other expense, net
Net actuarial losses	(0.4)	(0.2)	(0.9)	(0.6)	Other expense, net
	(0.4)	(0.2)	(0.9)	(0.4)	Earnings before income taxes
	0.3	—	0.3	0.1	Income tax provision
	$(0.1)	$(0.2)	$(0.6)	$(0.3)	Net earnings from continuing operations

Amount of (loss) gain reclassified into earnings on derivative contracts:
Interest-rate contracts	$(0.1)	$(0.2)	$(0.2)	$(0.5)	Interest expense
Foreign exchange contracts	7.7	(1.7)	15.7	(8.8)	Cost of sales
Commodity contracts	(0.8)	1.6	3.1	3.1	Cost of sales
	6.8	(0.3)	18.6	(6.2)	Earnings before income taxes
	(1.8)	0.1	(4.8)	1.7	Income tax provision
	$5.0	$(0.2)	$13.8	$(4.5)	Net earnings from continuing operations

Note 11 – Income Taxes

The effective tax rate for the three months ended October 1, 2022 and October 2, 2021 was 21.7 percent and 21.2 percent, respectively. The effective tax rate for the three months ended October 1, 2022 was higher than the same period in the prior year primarily due to higher earnings in the quarter in foreign jurisdictions. The effective tax rate for the nine months ended October 1, 2022 and October 2, 2021 was 21.6 percent and 22.3 percent, respectively. The effective tax rate for the nine months ended October 1, 2022 was lower than the same period in the prior year primarily due to net excess tax benefits related to share-based compensation and lower deferred tax reassessments.

The Company is regularly audited by federal, state and foreign tax authorities. The Internal Revenue Service ("IRS") has completed its field examination and has issued its Revenue Agents Report through the 2014 tax year and all open issues have been resolved. The Company is currently open to tax examinations by the IRS for the 2018 through 2020 tax years. Primarily as a result of filing amended returns, which were generated by the closing of federal income tax audits, the Company is open to state and local tax audits in major tax jurisdictions dating back to the 2014 taxable year. The Company is no longer subject to income tax examinations by any major foreign tax jurisdiction for years prior to 2013.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 12 – Debt

The following table provides the changes in the Company's debt for the nine months ended October 1, 2022:

(in millions)	Short-term debt and current maturities of long-term debt	Long-term debt	Total
Balance as of December 31, 2021	$37.4	$1,779.0	$1,816.4
Proceeds from issuances of debt	2.8	741.8	744.6
Repayments of long-term debt	(36.6)	(21.8)	(58.4)
Reclassification of long-term debt	81.3	(81.3)	—
Other	—	1.4	1.4
Balance as of October 1, 2022	$84.9	$2,419.1	$2,504.0

As of October 1, 2022, Brunswick was in compliance with the financial covenants associated with its debt.

2032 and 2052 Notes

In March 2022, the Company issued an aggregate principal amount of $450.0 million of 4.400% Senior Notes due 2032 (the "2032 Notes") and $300.0 million of 5.100% Senior Notes due 2052 (the "2052 Notes" and, together with the 2032 Notes, the "Notes") in a public offering, which resulted in aggregate net proceeds to the Company of $741.8 million. The Company intends to use the net proceeds from the sale of the Notes for general corporate purposes.

The 2032 Notes bear interest at a rate of 4.400% per year and the 2052 Notes bear interest at a rate of 5.100% per year. Interest on the 2032 Notes is payable semiannually in arrears on March 15 and September 15 of each year, and the first interest payment date was September 15, 2022. Interest on the 2052 Notes is payable semiannually in arrears on April 1 and October 1 of each year, and the first interest payment date was October 1, 2022. The 2032 Notes will mature on September 15, 2032, and the 2052 Notes will mature on April 1, 2052.

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

Notes to Condensed Consolidated Financial Statements
(unaudited)

Term Loan

During the nine months ended October 1, 2022, the Company made the remaining principal repayments, totaling $56.3 million, of its 2023 floating-rate term loan. The term loan was redeemed at 100 percent of the principal amount plus accrued interest in accordance with the redemption provisions of the term loan. The Company recognized a loss on early extinguishment of debt of $0.1 million related to the term loan redemption.

Credit Facility

The Company maintains a Revolving Credit Agreement ("Credit Facility"). In March 2022, the Company amended its Credit Facility with certain wholly-owned subsidiaries of the Company as subsidiary borrowers and lenders as parties, and JPMorgan Chase Bank, N.A., as administrative agent. This amends and restates the Credit Facility, dated as of March 21, 2011, as amended and restated on July 16, 2021. The amended Credit Facility increased the revolving commitments to $750.0 million, with the capacity to add up to $100.0 million of additional revolving commitments, and amended the Credit Facility in certain respects, including, among other things:

•Extending the maturity date to March 31, 2027, with up to two one-year extensions available.

•Transitioning the reference rate for loans denominated in U.S. dollars from the London interbank offered rate ("LIBOR") to the term Secured Overnight Financing Rate ("SOFR"), with a credit-spread adjustment of 10 basis points to be added to the reference rate for borrowings of U.S. dollar loans for each interest period.

During the nine months ended October 1, 2022, gross borrowings under the Credit Facility totaled $125.0 million. As of October 1, 2022, there were no borrowings outstanding, and available borrowing capacity totaled $747.2 million, net of $2.8 million of letters of credit outstanding, under the Credit Facility. The maximum amount utilized under the Credit Facility during the nine months ended October 1, 2022, including letters of credit outstanding under the Credit Facility, was $127.8 million. There were no borrowings under the Credit Facility during the nine months ended October 2, 2021. Refer to Note 16 in the Notes to Consolidated Financial Statements in the 2021 Form 10-K for details regarding Brunswick's Credit Facility.

Commercial Paper

In December 2019, the Company entered into an unsecured commercial paper program ("CP Program") pursuant to which the Company may issue short-term, unsecured commercial paper notes ("CP Notes"). During the second quarter of 2022, the Company increased the size of its CP Program to allow the issuance of CP Notes in an aggregate principal amount not to exceed $500.0 million outstanding at any time. The CP Program previously allowed the Company to issue CP Notes in an aggregate principal amount not to exceed $300.0 million outstanding at any time. Amounts available under the CP Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate principal amount of CP Notes outstanding under the CP Program at any time not exceeding the lower of $500.0 million or the available borrowing amount under the Credit Facility. Refer to Note 16 in the Notes to Consolidated Financial Statements in the 2021 Form 10-K for details regarding Brunswick's CP Program. During the nine months of 2022, borrowings under the CP Program totaled $500.0 million, all of which were repaid during the period. During the nine months ended October 1, 2022, the maximum amount utilized under the CP Program was $300.0 million.

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

Overview

Net sales increased 19 percent during the third quarter of 2022 when compared with the third quarter of 2021. All segments contributed to the strong performance and reported substantial net sales increases despite ongoing supply chain disruptions, macro volatility and the impacts of Hurricane Ian. The Propulsion segment continues to deliver exceptional results, enabled by higher sales volumes resulting from strong global demand, capacity increases and market share gains. Our Parts & Accessories businesses delivered strong sales growth benefiting from acquisitions completed in 2021, solid engine parts and accessories sales and strong OEM sales from Navico Group. Our Boat segment posted robust top-line growth when compared to the third quarter of 2021 with all product categories contributing favorably to the performance, despite Florida boat manufacturing facilities being closed the last week of the quarter due to Hurricane Ian. Our international net sales increased 15 percent and 24 percent in the third quarter on a GAAP and constant currency basis, respectively, with all regions contributing to the increase.

Net sales increased 18 percent during the nine months ended October 1, 2022 when compared with the nine months ended October 2, 2021, due to the same factors described above. Our international net sales increased 15 percent and 21 percent on a GAAP and constant currency basis, respectively, with growth in all regions.

Operating earnings in the third quarter of 2022 were $237.7 million and $278.8 million on a GAAP and As Adjusted basis, respectively. This compares to operating earnings during the third quarter of 2021 of $209.0 million and $221.1 million on a GAAP and an As Adjusted basis, respectively.

Operating earnings in the nine months ended October 1, 2022 were $756.2 million and $846.5 million on a GAAP and As Adjusted basis, respectively. This compares to operating earnings in the nine months ended October 2, 2021 of $691.1 million and $730.5 million on a GAAP and an As Adjusted basis, respectively.

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

The table below summarizes the impact of changes in currency exchange rates and also the impact of acquisitions on our net sales:

	Three Months Ended					Nine Months Ended
	Net Sales		2022 vs. 2021			Net Sales		2022 vs. 2021
(in millions)	October 1, 2022	October 2, 2021	GAAP	Currency Impact	Acquisition Benefit	October 1, 2022	October 2, 2021	GAAP	Currency Impact	Acquisition Benefit
Propulsion	$714.4	$626.9	14.0%	(2.5)%	—%	$2,154.5	$1,934.2	11.4%	(2.2)%	—%
Parts & Accessories	587.8	494.0	19.0%	(2.5)%	20.7%	1,857.1	1,502.5	23.6%	(2.0)%	25.2%
Boat	510.7	401.5	27.2%	(1.9)%	4.7%	1,571.9	1,270.1	23.8%	(1.5)%	3.1%
Segment Eliminations	(114.7)	(95.2)	20.5%	(0.7)%	6.5%	(354.0)	(291.6)	21.4%	(0.7)%	5.4%
Total	$1,698.2	$1,427.2	19.0%	(2.5)%	8.1%	$5,229.5	$4,415.2	18.4%	(2.1)%	9.1%

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended:

	Three Months Ended		2022 vs. 2021			Nine Months Ended		2022 vs. 2021
(in millions, except per share data)	October 1, 2022	October 2, 2021	$ Change	% Change		October 1, 2022	October 2, 2021	$ Change	% Change
Net sales	$1,698.2	$1,427.2	$271.0	19.0%		$5,229.5	$4,415.2	$814.3	18.4%
Gross margin(A)	498.9	410.4	88.5	21.6%		1,518.9	1,289.2	229.7	17.8%
Restructuring, exit and impairment charges	24.6	—	24.6	NM		24.6	0.7	23.9	NM
Operating earnings	237.7	209.0	28.7	13.7%		756.2	691.1	65.1	9.4%
Net earnings from continuing operations	168.2	144.6	23.6	16.3%		541.0	493.4	47.6	9.6%

Diluted earnings per common share from continuing operations	$2.26	$1.85	$0.41	22.2%		$7.12	$6.28	$0.84	13.4%

Expressed as a percentage of Net sales:
Gross margin (A)	29.4%	28.8%		60	bps	29.0%	29.2%		(20)	bps
Selling, general and administrative expense	11.0%	11.6%		(60)	bps	11.2%	11.1%		10	bps
Research and development expense	3.0%	2.5%		50	bps	2.9%	2.4%		50	bps
Operating margin	14.0%	14.6%		(60)	bps	14.5%	15.7%		(120)	bps

bps = basis points
NM = not meaningful

(A)Gross margin is defined as Net sales less Cost of sales as presented in the Condensed Consolidated Statements of Comprehensive Income.

The following is a summary of Adjusted operating earnings and Adjusted diluted earnings per common share from continuing operations for the three and nine months ended October 1, 2022 when compared with the same prior year comparative period:

	Three Months Ended				Nine Months Ended
	Operating Earnings		Diluted Earnings (Loss) Per Share		Operating Earnings		Diluted Earnings (Loss) Per Share
(in millions, except per share data)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
GAAP	$237.7	$209.0	$2.26	$1.85	$756.2	$691.1	$7.12	$6.28
Restructuring, exit and impairment charges	24.6	—	0.24	—	24.6	0.7	0.25	0.01
Purchase accounting amortization	14.4	7.6	0.15	0.07	51.5	22.7	0.51	0.22
Acquisition, integration and IT-related costs	2.1	4.5	0.02	0.08	14.2	12.9	0.14	0.15
Sport Yacht & Yachts	—	—	—	—	—	3.8	—	0.03
Palm Coast reclassified from held-for-sale	—	—	—	—	—	0.8	—	0.01
Gain on sale of assets	—	—	—	—	—	(1.5)	—	(0.01)
Loss on early extinguishment of debt	—	—	—	0.04	—	—	—	0.04
Special tax items	—	—	—	0.03	—	—	—	0.09
As Adjusted	$278.8	$221.1	$2.67	$2.07	$846.5	$730.5	$8.02	$6.82

GAAP operating margin	14.0%	14.6%			14.5%	15.7%
Adjusted operating margin	16.4%	15.5%			16.2%	16.5%

Net sales increased 19 percent during the third quarter and 18 percent during the nine months ended October 1, 2022 when compared with the same prior year period with all segments benefiting from solid demand, new product performance, and pricing implemented since the third quarter of 2021, partially offset by unfavorable changes in foreign currency exchange rates, the impact from Hurricane Ian and supply chain challenges. Refer to the Propulsion, Parts & Accessories and Boat segments for further details on the drivers of net sales changes.

Gross margin percentage increased 60 basis points in the third quarter of 2022 when compared to the same prior year period, reflecting increased sales and benefits from operational efficiencies, partially offset by higher material and freight inflationary pressures and unfavorable changes in foreign currency exchange rates. Gross margin decreased 20 basis points during the nine months ended October 1, 2022 when compared with the same prior year period, resulting from inflationary pressures, supply chain inefficiencies and unfavorable changes in foreign currency exchange rates more than offsetting increased sales across all segments.

Selling, general and administrative expense (SG&A) increased during the third quarter and nine months ended October 1, 2022 when compared with the same prior year period, primarily due to the businesses acquired during 2021. SG&A as a percentage of sales was lower in the third quarter of 2022 and higher in the nine months ended October 1, 2022 compared with the same prior year period. The decrease in the third quarter of 2022 was driven by increased net sales and the benefit from cost-containment measures. The increase in the nine months ended October 1, 2022 reflects the impact of 2021 acquisitions, increased spending on sales and marketing, ACES ("Autonomy, Connectivity, Electrification and Shared access") programs, and other growth initiatives, partially offset by increased net sales. Research and development expense increased in 2022 versus 2021, reflecting continued investment in new products in all segments.

We recorded restructuring, exit and impairment charges of $24.6 million during the three and nine months ended October 1, 2022, respectively. We did not recognize any restructuring, exit and impairment charges during the three months ended October 2, 2021, and recorded $0.7 million during the nine months ended October 2, 2021. Refer to Note 3 – Restructuring, Exit and Impairment Activities in the Notes to Condensed Consolidated Financial Statements for further information.

We recorded Equity earnings of $1.3 million and $2.8 million in the three and nine months ended October 1, 2022, respectively, which were mainly related to our marine and technology-related joint ventures. This compares with Equity earnings of $0.3 million and $1.5 million in the three and nine months ended October 2, 2021, respectively.

We recognized $(0.1) million and $(1.3) million in Other expense, net in the three and nine months ended October 1, 2022, respectively. This compares with $(1.6) million and $(4.4) million recognized in Other expense, net in the three and nine months ended October 2, 2021, respectively. Other expense, net primarily includes remeasurement gains and losses resulting from changes in foreign currency rates and other postretirement benefit costs.

Net interest expense increased for the three and nine months ended October 1, 2022 when compared with the same prior year period due to an increase in average daily debt outstanding, which was influenced by debt issuances. Refer to Note 12 – Debt in the Notes to Condensed Consolidated Financial Statements and Note 16 - Debt in the Notes to Consolidated Financial Statements in the 2021 Form 10-K.

We recognized an income tax provision for the three and nine months ended October 1, 2022 of $46.5 million and $148.7 million, respectively, compared to $38.8 million and $141.4 million for the three and nine months ended October 2, 2021, respectively.

The effective tax rate, which is calculated as the income tax provision as a percentage of earnings before income taxes, for the three and nine months ended October 1, 2022 was 21.7 percent and 21.6 percent, respectively. The effective tax rate for the three and nine months ended October 2, 2021 was 21.2 percent and 22.3 percent, respectively.

Due to the factors described in the preceding paragraphs, operating earnings, net earnings from continuing operations, and diluted earnings per common share from continuing operations increased during the third quarter of 2022 and nine months ended October 1, 2022 when compared with the same prior year period.

Propulsion Segment

The following table sets forth Propulsion segment results for the three and nine months ended:

	Three Months Ended		2022 vs. 2021			Nine Months Ended		2022 vs. 2021
(in millions)	October 1, 2022	October 2, 2021	$ Change	% Change		October 1, 2022	October 2, 2021	$ Change	% Change
Net sales	$714.4	$626.9	$87.5	14.0%		$2,154.5	$1,934.2	$220.3	11.4%
Operating earnings	143.0	112.5	30.5	27.1%		410.3	359.1	51.2	14.3%
Operating margin	20.0%	17.9%		210	bps	19.0%	18.6%		40	bps

bps = basis points

Propulsion segment net sales increased $87.5 million, or 14 percent, in the third quarter of 2022 compared to the third quarter of 2021 due to higher sales volumes driven by strong global demand, capacity increases and market share gains around the globe.

Propulsion segment net sales increased $220.3 million, or 11 percent, in the nine months ended October 1, 2022 versus prior year as a result of the same factors described above.

International sales were 28 percent of the segment's net sales in the third quarter of 2022, and increased 4 percent from the prior year on a GAAP basis. On a constant currency basis, international net sales increased 12 percent, with increases across all regions. International sales were 33 percent of the segment's net sales in the nine months ended October 1, 2022, and increased 4 percent from the prior year on a GAAP basis. On a constant currency basis, international sales increased 11 percent in the nine months ended October 1, 2022, with increases across all regions except Asia-Pacific due to strong performance in the comparable prior period.

Propulsion segment operating earnings in the third quarter of 2022 were $143.0 million, an increase of 27 percent when compared to the third quarter of 2021, as a result of increased sales and lower operating expenses, partially offset by investments in capacity and product development. Operating earnings for the nine months ended October 1, 2022 were $410.3 million, an increase of 14 percent, as a result of the same factors described above.

Parts & Accessories Segment

The following table sets forth P&A segment results for the three and nine months ended:

	Three Months Ended		2022 vs. 2021		Nine Months Ended		2022 vs. 2021
(in millions)	October 1, 2022	October 2, 2021	$ Change	% Change	October 1, 2022	October 2, 2021	$ Change	% Change
Net sales	$587.8	$494.0	$93.8	19.0%	$1,857.1	$1,502.5	$354.6	23.6%

GAAP operating earnings	$87.1	$100.6	$(13.5)	(13.4%)	$286.9	$306.9	$(20.0)	(6.5%)
Restructuring, exit and impairment charges	6.9	—	6.9	NM	6.9	0.7	6.2	NM
Purchase accounting amortization	13.4	7.2	6.2	86.1%	49.2	21.6	27.6	NM
Acquisition, integration, and IT-related costs	1.0	1.9	(0.9)	(47.4%)	8.9	7.7	1.2	15.6%
Gain on sale of assets	—	—	—	NM	—	(1.5)	1.5	(100.0%)
Adjusted operating earnings	$108.4	$109.7	$(1.3)	(1.2%)	$351.9	$335.4	$16.5	4.9%

GAAP operating margin	14.8%	20.4%		(560) bps	15.4%	20.4%		(500) bps
Adjusted operating margin	18.4%	22.2%		(380) bps	18.9%	22.3%		(340) bps

NM = not meaningful
bps = basis points

P&A segment net sales increased $93.8 million, or 19 percent, in the third quarter of 2022 versus the third quarter of 2021 primarily due to the acquisitions of Navico, RELiON, and SemahTronix. Excluding the impact from acquisitions and currency, P&A revenues increased 1 percent.

P&A segment net sales increased $354.6 million, or 24 percent, in the nine months ended October 1, 2022 versus prior year, as a result of the same factors described above.

International sales were 31 percent of the P&A segment's net sales in the third quarter of 2022 and increased 28 percent year over year on a GAAP basis. On a constant currency basis, international net sales increased 37 percent, with increases across all regions. International sales were 32 percent of the P&A segment's net sales in the nine months ended October 1, 2022, and increased 34 percent year over year on a GAAP basis. On a constant currency basis, international sales increased 41 percent in the nine months ended October 1, 2022, with increases across all regions.

P&A segment operating earnings in the third quarter of 2022 were $87.1 million, a decrease of 13.4 percent compared to the third quarter of 2021 with sales benefits being offset by outsized material and freight inflation and negative currency impacts, as well as incremental purchase accounting amortization and restructuring, exit and impairment charges. Operating earnings for the nine months ended October 1, 2022 were $286.9 million, a decrease of 7 percent, as a result of the same factors described above.

Boat Segment

The following table sets forth Boat segment results for the three and nine months ended:

	Three Months Ended		2022 vs. 2021		Nine Months Ended		2022 vs. 2021
(in millions)	October 1, 2022	October 2, 2021	$ Change	% Change	October 1, 2022	October 2, 2021	$ Change	% Change
Net sales	$510.7	$401.5	$109.2	27.2%	$1,571.9	$1,270.1	$301.8	23.8%

GAAP operating earnings	$49.7	$24.9	$24.8	99.6%	$153.9	$109.9	$44.0	40.0%
Restructuring, exit and impairment charges	0.3	—	0.3	NM	0.3	—	0.3	NM
Acquisition, integration, and IT-related costs	1.0	2.5	(1.5)	(60.0%)	5.2	5.1	0.1	2.0%
Purchase accounting amortization	1.0	0.4	0.6	NM	2.3	1.1	1.2	NM
Sport Yacht & Yachts	—	—	—	NM	—	3.8	(3.8)	(100.0%)
Palm Coast reclassified from held-for-sale	—	—	—	NM	—	0.8	(0.8)	(100.0%)
Adjusted operating earnings	$52.0	$27.8	$24.2	87.1%	$161.7	$120.7	$41.0	34.0%

GAAP operating margin	9.7%	6.2%		350 bps	9.8%	8.7%		110 bps
Adjusted operating margin	10.2%	6.9%		330 bps	10.3%	9.5%		80 bps

NM = not meaningful
bps = basis points

Boat segment net sales increased $109.2 million, or 27 percent, in the third quarter of 2022 versus the third quarter of 2021 due to increased sales volumes to dealers.

Boat segment net sales increased $301.8 million, or 24 percent, in the nine months ended October 1, 2022, resulting from the same factor described above.

International sales were 22 percent of the segment's net sales in the third quarter of 2022 and increased 19 percent on a GAAP basis. On a constant currency basis, international sales increased 27 percent, with increases across all regions. International sales were 24 percent of the segment's net sales in the nine months ended October 1, 2022, and increased 14 percent on a GAAP basis. On a constant currency basis, international sales increased 20 percent in the nine months ended October 1, 2022, with increases across all regions.

Boat segment operating earnings in the third quarter of 2022 were $49.7 million, an increase of $24.8 million when compared to the third quarter of 2021, due to increased sales together with operational efficiencies and positive mix. The increase was partially offset by inefficiencies resulting from supply chain disruptions, inflation pressures and the loss of production from Hurricane Ian. Operating earnings for the nine months ended October 1, 2022 were $153.9 million, an increase of 40 percent, as a result of the same factors described above.

Corporate/Other

The following table sets forth Corporate/Other results for the three and nine months ended:

	Three Months Ended		2022 vs. 2021		Nine Months Ended		2022 vs. 2021
(in millions)	October 1, 2022	October 2, 2021	$ Change	% Change	October 1, 2022	October 2, 2021	$ Change	% Change
Operating loss	$(42.1)	$(29.0)	$(13.1)	45.2%	$(94.9)	$(84.8)	$(10.1)	11.9%
Restructuring, exit and impairment charges	17.4	—	17.4	NM	17.4	—	17.4	NM
Acquisition, integration, and IT-related costs	0.1	0.1	—	NM	0.1	0.1	—	NM
Adjusted operating loss	$(24.6)	$(28.9)	$4.3	(14.9%)	$(77.4)	$(84.7)	$7.3	(8.6%)

Corporate operating expenses in the third quarter of 2022 were $42.1 million, an increase of $13.1 million when compared to the third quarter of 2021, primarily due to the impairment of capitalized software intangible assets as well as an increase in investments in enterprise growth initiatives. This was partially offset by a decrease in variable compensation expense and favorable mark-to-market adjustments for deferred compensation arrangements.

Corporate operating expenses increased 12 percent in the nine months ended October 1, 2022 versus 2021 as a result of the same factors described above.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the nine months ended:

(in millions)	October 1, 2022	October 2, 2021
Net cash provided by operating activities of continuing operations	$313.8	$475.1
Net cash (used for) provided by:
Plus: Capital expenditures	(299.3)	(180.2)
Plus: Proceeds from the sale of property, plant and equipment	5.7	5.6
Plus: Effect of exchange rate changes	(21.2)	(3.9)
Total free cash flow (A)	$(1.0)	$296.6

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

2022 Cash Flow

Net cash provided by operating activities of continuing operations in the nine months ended October 1, 2022 totaled $313.8 million versus $475.1 million in the comparable period of 2021. The decrease is primarily due to increases in working capital, partially offset by higher net earnings.

The primary drivers of net cash provided by operating activities of continuing operations in the nine months ended October 1, 2022 were net earnings, net of non-cash items, partially offset by increases in working capital. Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Condensed Consolidated Balance Sheets, excluding the impact of acquisitions and non-cash adjustments. Accounts and notes receivable increased $95.3 million, primarily due to increased sales across all segments. Inventory increased $270.0 million driven by increases to support higher production volumes. Accrued expenses decreased $53.2 million primarily driven by lower accrued variable compensation expense, including the payment of prior year variable compensation which had been accrued as of December 31, 2021.

Net cash used for investing activities of continuing operations was $411.2 million, which included $299.3 million of capital expenditures, $95.7 million of cash paid for acquisitions, net of cash acquired and $60.0 million of purchases of marketable securities, partially offset by $26.3 million of sales or maturities of marketable securities and $16.7 million of cross-currency swap settlements. Our capital spending was focused on investments in capacity expansion, new products, and technologies.

Net cash provided by financing activities was $223.4 million and primarily related to proceeds of issuances of long-term debt, partially offset by common stock repurchases, payments of long-term debt including current maturities, and cash dividends paid to common shareholders. Refer to Note 12 – Debt in the Notes to Condensed Consolidated Financial Statements for further details on our debt activity during the quarter.

2021 Cash Flow

Net cash provided by operating activities of continuing operations in the nine months ended October 2, 2021 totaled $475.1 million. The primary drivers of net cash provided by operating activities of continuing operations in the nine months ended October 2, 2021 were net earnings, net of non-cash items, partially offset by the impact of increasing working capital, including increasing inventory levels to help ensure manufacturing continuity and rebuild pipeline inventories. Accounts and notes receivable increased $110.6 million primarily due to increased sales across all segments. Inventory increased $235.8 million, driven by increases to support higher production volumes. Accounts payable increased $114.6 million primarily due to timing of payments and higher inventory levels across all reportable segments. Accrued expenses increased $22.1 million primarily driven by increased variable compensation.

Net cash used for investing activities of continuing operations was $178.1 million, which primarily included capital expenditures of $180.2 million, acquisitions of businesses of $50.3 million, offset by sales of marketable securities of $55.9 million. Our capital spending was focused on investments in new products and technologies as well as increased capacity.

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

Liquidity and Capital Resources

We view our highly liquid assets as of October 1, 2022, December 31, 2021 and October 2, 2021 as:

(in millions)	October 1, 2022	December 31, 2021	October 2, 2021
Cash and cash equivalents	$457.4	$354.5	$1,486.4
Short-term investments in marketable securities	34.5	0.8	0.8
Total cash, cash equivalents and marketable securities	$491.9	$355.3	$1,487.2

The following table sets forth an analysis of total liquidity as of October 1, 2022, December 31, 2021 and October 2, 2021:

(in millions)	October 1, 2022	December 31, 2021	October 2, 2021
Cash, cash equivalents and marketable securities	$491.9	$355.3	$1,487.2
Amounts available under lending facility (A)	747.2	497.2	497.2
Total liquidity (B)	$1,239.1	$852.5	$1,984.4

(A) See Note 12 – Debt in the Notes to Condensed Consolidated Financial Statements for further details on our lending facility.
(B) We define Total liquidity as Cash and cash equivalents and Short-term investments in marketable securities as presented in the Condensed Consolidated Balance Sheets, plus amounts available for borrowing under its lending facilities. Total liquidity is not intended as an alternative measure to Cash and cash equivalents and Short-term investments in marketable securities as determined in accordance with GAAP in the United States. We use this financial measure both in presenting our results to shareholders and the investment community and in our internal evaluation and management of our businesses. We believe that this financial measure and the information it provides are useful to investors because it permits investors to view our performance using the same metric that we use to gauge progress in achieving our goals. We believe that the non-GAAP financial measure “Total liquidity” is also useful to investors because it is an indication of our available highly liquid assets and immediate sources of financing.

Cash, cash equivalents and marketable securities totaled $491.9 million as of October 1, 2022, an increase of $136.6 million from $355.3 million as of December 31, 2021, and a decrease of $995.3 million from $1,487.2 million as of October 2, 2021. Total debt as of October 1, 2022, December 31, 2021 and October 2, 2021 was $2,504.0 million, $1,816.4 million and $1,830.9 million, respectively. Our debt-to-capitalization ratio was 56 percent as of October 1, 2022, an increase from 49 percent as of December 31, 2021 and from 50 percent as of October 2, 2021.

We borrowed $125.0 million under the Credit Facility during the nine months ended October 1, 2022, all of which was repaid and thus we did not have any borrowings outstanding under the Credit Facility as of October 1, 2022. Available borrowing capacity under the Credit Facility totaled $747.2 million, net of $2.8 million of letters of credit outstanding. During the nine months ended October 1, 2022, the maximum amount utilized under the CP Program was $300.0 million. Refer to Note 12 – Debt in the Notes to Condensed Consolidated Financial Statements and Note 16 - Debt in the Notes to Consolidated Financial Statements in the 2021 Form 10-K, for further details.

The level of borrowing capacity under our Credit Facility and CP Program is limited by both a leverage and interest coverage test. These covenants also pertain to termination provisions included in our wholesale financing joint-venture arrangements with Wells Fargo Commercial Distribution Finance. Based on our anticipated earnings generation throughout the year, we expect to maintain sufficient cushion against the existing debt covenants.

2022 Capital Strategy

We narrowed the range for full year capital expenditures to $375 million to $400 million to support growth initiatives throughout our organization. Our estimate of full year interest expense remains at approximately $95 million. Our decision to accelerate share repurchases to take advantage of current market and sector value dislocation will result in an increase in total targeted share repurchases for 2022 to approximately $450 million, lowering our average diluted shares outstanding for the year to approximately 75 million shares. Additionally, we anticipate a higher build in working capital for the year, primarily related to our businesses holding higher levels of inventory to support production levels.

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

Recent Accounting Pronouncements

Recent accounting pronouncements that have been adopted during the three months ended October 1, 2022, or will be adopted in future periods, are included in Note 1 – Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices. We enter into various hedging transactions to mitigate these risks in accordance with guidelines established by our management. We do not use financial instruments for trading or speculative purposes. Our risk management objectives are described in Note 5 – Financial Instruments in the Notes to Condensed Consolidated Financial Statements and Note 14 in the Notes to Consolidated Financial Statements in the 2021 Form 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 19, 2022, our Board of Directors approved a $500 million increase to our share repurchase authorization. During the nine months ended October 1, 2022, we repurchased $360.0 million of stock, and as of October 1, 2022, the remaining authorization was $486.4 million.

We repurchased the following shares of common stock during the three months ended October 1, 2022:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Amount of Dollars that May Yet Be Used to Purchase Shares Under the Program
July 3 to July 30	140,483	$71.18	140,483
July 31 to August 27	548,687	81.37	548,687
August 28 to October 1	1,178,098	72.45	1,178,098
Total	1,867,268	$74.98	1,867,268	$486,441,313

Item 6.    Exhibits

31.1	Certification of CEO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUNSWICK CORPORATION
November 1, 2022	By:	/s/ RANDALL S. ALTMAN
Randall S. Altman
Senior Vice President and Controller*

*Mr. Altman is signing this report both as a duly authorized officer and as the principal accounting officer.