Form 10-K
period 2022-12-31
BRUNSWICK CORP
filed 2023-02-16
CIK 14930

=- UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 2, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock of the registrant held by non-affiliates was $4,909,564,035. Such number excludes stock beneficially owned by executive officers and directors. This does not constitute an admission that they are affiliates.

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of February 13, 2023 was 71,151,779.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Report on Form 10-K incorporates by reference certain information that will be set forth in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 3, 2023.

BRUNSWICK CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
December 31, 2022

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

We design, manufacture, and market recreational marine products, including leading marine propulsion products and boats, as well as parts and accessories for the marine and RV markets, and we operate the world's largest boat club. Our commitment to developing the next generation of marine and recreational experiences, technologies, and connections is backed by a long history of quality and innovation. Incorporated in Delaware on December 31, 1907, Brunswick has traded on the New York Stock Exchange for more than 95 years.

As the global leader in recreational marine, it is our intention to define the future of recreation through ongoing, consumer-focused innovation, technology, and experiences. Our strategy is focused on:

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
•Leading the industry in Autonomy, Connectivity, Electrification, and Shared Access (ACES) strategies, with an expanding set of commercially available products in each category;
•Unlocking unique and profound enterprise synergies;
•Engaging consumers with the richest, most intuitive digital experiences;
•Being an acknowledged marine industry leader in sustainability; and
•Being an employer of choice through our clear purpose and culture of inclusiveness.

These strategies support our aim to create exceptional experiences for customers, expand participation in recreational boating, deliver industry-transforming technology, and leverage our leading businesses to grow earnings and enhance shareholder value. Our integrated business strategy is supported by a balanced capital strategy that includes allocating capital to organic growth initiatives and strategic acquisition opportunities while also managing debt levels and maturities, maintaining strong cash and liquidity positions, and continuing to return capital to shareholders through share repurchases and dividends.

We have three reportable segments: Propulsion, Parts & Accessories (P&A), and Boat. The Propulsion segment manufactures and markets a full range of outboard, sterndrive, and inboard engines, as well as propulsion-related controls, rigging, and propellers. The P&A segment includes engine parts and consumables, such as oils and lubricants, electrical products, boat parts and systems, and our distribution businesses. The P&A segment also includes Navico Group, which was formed in 2022 and consists of the former Advanced Systems Group businesses and the three P&A businesses acquired in 2021: Navico, RELiON and SemahTronix. The Boat segment manufactures and distributes recreational boats, including sport boats and cruisers, runabouts, fiberglass offshore boats and fishing boats, aluminum fishing, utility, pontoon and deck boats, tow/wake boats, and heavy-gauge aluminum boats. The Boat segment also includes Business Acceleration, which operates Freedom Boat Club, dealer financing and ancillary services, and develops other emerging marine business models.

Key brands associated with each of our segments are listed below.

Segment	Key Brands
Propulsion	Avator	Mercury	MerCruiser	Mercury Racing
Parts & Accessories	Ancor	C-MAP	Lenco	MotorGuide	Simrad
	Attwood	CZone	Lowrance	Payne's Marine Group	Whale
	BLA	Garelick	Marinco	ProMariner
	B&G	Kellogg Marine Supply	Mastervolt	Quicksilver
	BEP	Land 'N' Sea	Mercury	RELiON
	Blue Sea Systems	Lankhorst Taselaar	Mercury Precision Parts	SeaChoice
Boat	Bayliner	Boater's Choice Insurance	Cypress Cay	Lund	Sea Ray
	Blue Water Finance	Brunswick Acceptance Company	Freedom Boat Club	Mercury Repower Finance	Thunder Jet
	BoatClass	Brunswick Dealer Advantage	Harris	Princecraft	Uttern
	Boateka	Brunswick Product Protection	Heyday	Quicksilver	Veer
	Boston Whaler	Crestliner	Lowe	Rayglass

Refer to Note 5 – Segment Information in the Notes to Consolidated Financial Statements for additional information regarding our segments.

Propulsion Segment

The Propulsion segment, which we believe is a world leader in the manufacturing and sale of recreational marine engines and propulsion systems, had net sales of $2,824.0 million in 2022. The Propulsion segment sells its products globally to over 850 boat builders (both independent and Brunswick's Boat segment), a network of more than 8,800 marine dealers and distributors, specialty marine retailers, and marine service centers, and various local, state, and federal governmental accounts. The Propulsion segment designs and sells controls, rigging, and propellers to boat builders (including Brunswick Boat segment brands) and aftermarket retailers, distributors, and distribution businesses. White River Marine Group, LLC (including Tracker and Ranger Boats) and Brunswick Boat Group are significant customers.

Mercury brand engines are designed for use in recreational, commercial, and racing applications. Mercury Marine designs and sells four-stroke outboard engine models ranging from 2.5 to 600 horsepower in variations including naturally aspirated and supercharged engines. Mercury Marine and Mercury Racing manufacture inboard and sterndrive engine models ranging from 115 to 1,750 horsepower. Mercury Marine also manufactures two-stroke, non-DFI (direct fuel injection) engines for certain markets outside the United States, and electric outboard motors. Mercury engines comply with applicable environmental, emissions, and noise regulations.

Parts & Accessories Segment

The P&A segment had net sales of $2,323.7 million in 2022. P&A products are designed for and sold mostly to aftermarket retailers, dealers, and distribution businesses, as well as original equipment manufacturers (including Brunswick Boat segment brands) for both marine and non-marine markets. Intercompany sales to the Brunswick Boat Group were insignificant to the segment's sales in 2022.

The P&A distribution businesses are leading distributors of both third party and our own marine parts and accessories throughout North America, Europe, and Asia-Pacific, offering same-day or next-day delivery service to a broad array of marine service facilities. Products include marine electronics, sensors, and control systems, digital control and monitoring systems, instruments, fish finders, sonar, radar, trolling motors, fuel systems, batteries, power management, and electrical systems, as well as specialty vehicle, mobile, and transportation aftermarket products.

Boat Segment

The Boat segment consists of the Brunswick Boat Group (Boat Group), which manufactures and distributes recreational boats, and Business Acceleration. We believe that the Boat segment, which had net sales of $2,119.4 million during 2022, is a world leader in the manufacture and sale of pleasure motorboats. The Boat segment manages Brunswick's boat brands, evaluates and optimizes the Boat segment's boat portfolio, promotes recreational boating services and activities to enhance the consumer experience and dealer profitability, including through its Business Acceleration initiatives, and speeds the introduction of new technologies into boat manufacturing and design processes.

The Boat segment procures substantially all of its outboard engines, gasoline sterndrive engines, and gasoline inboard engines from Brunswick's Propulsion segment, and boats often include other parts and accessories supplied by the P&A segment. The Boat Group sells its products through a global network of more than 1,300 dealers and distributors, with some operating in more than one location and some carrying more than one of our boat brands. The Boat Group's largest dealer, MarineMax, Inc., is a significant external customer which carries a number of the Boat Group's product lines and has multiple locations.

Included within the Boat Segment is the Business Acceleration business, which is dedicated to developing emerging and disruptive business models, focusing on services and subscriptions, engaging the next generation and a diverse set of boaters, and investing in early-stage innovative marine companies. Business Acceleration businesses accounted for 6 percent of Boat segment sales in 2022.

Business Acceleration's Freedom Boat Club (FBC) is the world's largest boat club network. FBC operates in more than 370 locations across the U.S., Canada, and Europe, and has over 54,000 memberships. FBC members pay an upfront initiation fee and ongoing monthly dues in exchange for gaining shared access to their local club’s diverse fleet of boats and reciprocal privileges at all other FBC locations.

Business Acceleration's Boateka platform, launched in 2021, sells certified pre-owned boats direct to consumers and differentiates itself by offering transparent pricing, a hassle-free purchase experience, and a 90-day warranty. Boating Services Network is a dealer finance and ancillary service business that provides floor plan financing through Brunswick Acceptance Company (USA) and Brunswick Commercial Finance (Canada), retail financing through Blue Water Finance and Mercury Repower Finance, retail extended warranties under the Passport and Passport Premier brands through Brunswick Product Protection Corporation, retail insurance through Boater's Choice Insurance, and marine services from close to 50 name brand providers through Brunswick Dealer Advantage. See the "Financing Joint Venture" section below for details about our related financing joint venture that operates closely with Boating Services Network.

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

The JV Agreement contains a financial covenant that conforms to the maximum leverage ratio test in the Credit Facility described in Note 15 – Debt in the Notes to Consolidated Financial Statements. The JV Agreement contains provisions allowing for the renewal of the JV Agreement or the purchase of the other party's interest in the joint venture at the end of its term. Alternatively, either partner may terminate the JV Agreement at the end of its term.

Refer to Note 9 – Financing Joint Venture in the Notes to Consolidated Financial Statements for more information about our financial services offered through BAC.

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

Besides our network of independent Dealers, we sell parts and accessories to boat builders and operate our own wholesale parts and accessories distribution companies, which are leading distributors of marine parts and accessories with a network of warehouses located throughout the markets they serve, offering same or next-day delivery to a broad array of marine service facilities and Dealers. In addition, we operate a leading boat dealer in the Southeastern U.S. with four locations selling boats and parts and accessories.

Many Dealers secure floor plan financing from BAC, and, to a lesser extent, from other third party financing companies, enabling them to stock product in advance of the peak selling season and providing stable channels for our products. Brunswick provides risk mitigation to BAC and other finance companies in the form of inventory repurchase commitments, under which we are obligated to repurchase inventory in the event of a Dealer's default. This risk mitigation is reflected in our estimate of repurchase liabilities. We believe that these arrangements are in our best interest; however, these arrangements expose us to credit and business risk. Our business units, along with BAC, maintain active credit operations to manage this financial exposure, and we continually seek opportunities to sustain and improve the financial health of our various distribution channel partners. Refer to Note 7 – Financing Receivables and Note 12 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for further discussion of these arrangements.

Technology and Innovation

We believe Brunswick is uniquely positioned to define the future of the global marine industry. We are continuously and consistently innovating the future of recreational boating through growing service, connectivity, and alternative participation capabilities and businesses. To support our goal, we have established cross-functional and cross-business investments and initiatives, and hire leaders with strong technology experience. We continue to develop solutions to further improve boater experiences both by advancing the efficiency and capabilities of our core product lines and through our ACES strategy.

We continue to expand our i-Jet Innovation Lab at the University of Illinois at Urbana-Champaign. In addition, in 2022, Mercury Marine introduced Joystick Piloting for Outboards for single-engine pontoons, using advanced technology to bring intuitive boating experiences to all boaters, and announced its Avator electric outboard concept, representing our next step in marine innovation, advanced technology, and engineering. The Boat Group’s Boston Whaler brand introduced the 360 Outrage, which features unique integration of multiple Company brands and products, including the Fathom e-Power system, Mercury Marine 1st Mate safety and security system, and the MyWhaler mobile app. Navico launched its new NSX display and Android-based operating system, and Mastervolt introduced the MLI Ultra 1250 lithium-ion battery, the most compact in its range. For the third time in four years, Brunswick won the Soundings Trade Only overall “Most Innovative Marine Company" award.

The numerous awards Brunswick won in 2022 are further testament to our commitment to continuous development and innovation, including these significant awards:

•Boating Industry Magazine Top Product awards to Mercury Marine Joystick Piloting for Single-Engine Pontoons, Trophy T24CC center console boat, Harris Grand Mariner pontoon, Heyday H22 wake boat, Lund Renegade, Simrad NSX, and Mastervolt MLI 1250 Ultra.

•NMMA Innovation Awards at the 2022 Miami International Boat Show to Mercury Marine for the V12 600HP Verado in the outboard category; CZone for Control X in the Mechanical and Electrical Systems category; and Heyday for its all-new H22 wake boat in the Tow Boats category.

•IBEX Innovation Awards Honorable Mentions for Navico Group Powerbase and Antenna and the Pro Mariner Pro Tournament Elite.

International Operations

Non-U.S. sales are set forth in Note 5 – Segment Information and Note 2 – Revenue Recognition in the Notes to Consolidated Financial Statements and are also included in the table below, which details our non-U.S. sales by region:

(in millions)	2022	2021	2020
Europe	$904.4	$796.2	$550.1
Canada	458.2	411.7	246.3
Asia-Pacific	466.0	439.0	383.9
Rest-of-World	284.4	237.4	169.2
Total	$2,113.0	$1,884.3	$1,349.5
Total International Sales as a Percentage of Net Sales	31%	32%	31%

We transact a portion of our sales in non-U.S. markets in local currencies, while a meaningful portion of our product costs are denominated in U.S. dollars as a result of our U.S. manufacturing operations. As a result, the strengthening or weakening of the U.S. dollar affects the financial results of our non-U.S. operations.

Propulsion non-U.S. sales represented approximately 40 percent of our non-U.S. sales in 2022. P&A non-U.S. sales comprised approximately 36 percent of our non-U.S. sales in 2022. Boat non-U.S. sales comprised approximately 24 percent of our non-U.S. sales in 2022. Of our boat sales in Canada and Europe, approximately 45 percent and 95 percent of the units, respectively, were produced in those regions.

Raw Materials and Supplies

We purchase a wide variety of raw materials from our supplier base, including commodities such as aluminum, copper, resins, oil, and steel, as well as product parts and components, such as boat windshields. The prices for these raw materials, parts, and components fluctuate depending on market conditions and inflation. In 2022, our operations continued to experience intermittent supply chain uncertainty and disruptions. Our global procurement operations constantly strive to obtain adequate supplies, better leverage purchasing power across our divisions, and improve cost efficiencies. We mitigate commodity price risk on certain raw material purchases by entering into fixed priced contracts or derivatives to reduce our exposure related to changes in commodity prices.

Intellectual Property

We own intellectual property, including patents, trademarks, and trade secrets, related to our current and future products and production methods, in the U.S. and certain other countries. By law, patents have a limited term, so our patents expire over time. Our trademarks and trade secrets have potentially indefinite lives. We consider our collection of intellectual property to be a valuable asset that is important to our competitive position. As of December 31, 2022, we own more than:

•900 U.S. patents;
•350 pending U.S. patent applications;
•500 foreign patents;
•200 pending foreign patent applications;
•360 U.S. registered trademarks; and
•1,500 foreign registered trademarks.

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

Propulsion. The marine engine market is highly competitive among several major international companies, such as outboard engine manufacturers based in Japan and several smaller companies including Chinese manufacturers. Our competitive advantage is a function of product features, technology, quality and durability, pricing, performance, and manufacturing capabilities, along with effective promotion, after-sales service, and distribution.

P&A. The parts and accessories market is highly competitive and fragmented. Our competitive advantage in this market includes our product breadth and quality, proprietary parts and technology, global distribution network, extensive portfolio of recognized brands, sales team, delivery timing, and service.

Boat. Although there are many boat manufacturers, few manufacturers compete in the breadth of categories or geographies in which our Boat segment competes. We compete on the bases of product features, technology, quality, brand strength, dealer service, pricing, performance, value, durability, and styling, along with effective promotion and distribution. In addition, FBC competes on number and quality of locations, pricing, and service.

Climate Change and Environmental Compliance

Our customers rely on clean air and water to enjoy our products and services, and we are committed to practices and policies designed to help protect the environment and the well-being of our employees, customers, and the public. We seek to comply with applicable environmental regulatory and industry standards across all our facilities and in the products we manufacture. We strive continually to improve energy efficiency, minimize the carbon emissions of our operations, supply chain, and product portfolio, and deliver more cost-effective and lower carbon technology products and solutions to our customers. These environmental sustainability efforts are integrated into our business strategy and operations.

Some of our recent sustainability projects and recognitions include:

Product Management	Energy Management	Waste Reduction	Marine Conservation
Mercury Marine launched the new Avator™ electric outboard, with the potential for boating with zero direct emissions, in January 2023	Mercury Marine completed major energy efficiency installations expected to save 2.2 million kWh of electricity and 136,000 therms of natural gas per year	Nine new zero waste-to-landfill facilities (90 percent reduction) across our three segments	The Brunswick Foundation made grants to eight organizations dedicated to marine conservation
Use of lifecycle analysis was leveraged in major new product development efforts across all Brunswick divisions	Installation of solar panels at facilities in three global locations	Navico Group launched the Simrad NSX with only a quick start printed manual and the complete manual available online	Navico Group continued its support for Wings of the Ocean, Plastic Odyssey, and Conservation International organizations
Navico Group launched the S3100 Sonar Module using resins containing recycled content	LED lighting upgrades at various global facilities		Multiple employee groups contributed to waterway clean-up events and/or invasive aquatic species conservation efforts
Mercury Marine announced a partnership with Alliant Energy to build a 5 MW solar array in Fond du Lac, Wisconsin

In recognition of its sustainability efforts, Mercury Marine received the Business Friend of the Environment Award from Wisconsin Manufacturers and Commerce and, for the 12th consecutive year, received Green Masters status from the Wisconsin Sustainable Business Council. Brunswick was also listed among Newsweek’s America's Most Responsible Companies for 2023 for the third consecutive year and among Sustainalytics' “Industry Top Rated” for 2023.

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

For further information, refer to Section 1A, Risk Factors, for a discussion of risks related to environmental compliance and to Note 12 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for a description of certain environmental proceedings.

Human Capital Resources

Brunswick is dedicated to creating an inspiring and inclusive work environment that attracts, develops, and retains top talent. This environment unlocks our employees’ potential to continue transforming the marine industry.

Employee Information

As of December 31, 2022, we employed approximately 18,400 full-time employees and 600 part-time employees. Temporary and contingent employees (including interns and co-ops) and contractors accounted for approximately 800 additional workers.

Global Employees by Region

United States
Canada or Latin America
Europe
Asia Pacific
4%
8%
22%
66%

Global Employees by Age

Under 30
30-39
40-49
50-59
60+
10%
27%
20%
22%
21%

Global Employees by Gender

Male
Female
29%
71%

U.S. Employees by Race or Ethnicity

White
African American/Black
Hispanic/Latino
Asian
Two or more/all others
2%
3%
11%
8%
76%

Data as of December 31, 2022 for full-time and part-time employees.

Approximately 23 percent of our U.S. employees belong to labor unions, and we believe that the relationships among our employees, the unions, and the Company remain stable. The collective bargaining agreement between Mercury Marine and its largest union, the International Association of Machinists and Aerospace Workers (IAM) Lodge 1947, remains in place until August 26, 2023. During 2022, we experienced no work stoppages.

Diversity and Inclusion

We view diversity, equity, and inclusion (DEI) as a strategic business initiative. We consider DEI to be a competitive advantage and have therefore focused our efforts on expanding diverse representation throughout our global workforce and reinforcing a culture of belonging at every worksite.

Our enterprise-wide initiative, TIDE (Together: Inclusion, Diversity and Equity), is led by a cross-functional/divisional core team that creates accountability and drives progress to ensure DEI becomes firmly embedded in our business processes and behaviors.

We maintain five employee resource groups (ERGs): Women on Water, Brunswick Black Professionals Network, Asians and Pacific Islanders in Marine, Organization for Hispanic/Latinos for Leadership and Advancement, and Brunswick Veterans Network. These ERGs are self-organized, Company-supported groups focused on cultivating a sense of belonging and inclusion at Brunswick. Each ERG strives to support employees by deepening engagement, unifying and connecting communities, and fostering professional and personal growth. By establishing a space – physical or virtual – where employees can voice and inform their perspectives, ERGs bring the entire enterprise closer together.

The TIDE Team and Brunswick ERGs hosted a variety of events and programs to support DEI in 2022:

•Cultural celebrations and commemorations;
•Recognition of military service members and veterans;
•Career workshops on personal branding and mental fitness;
•Employee/ERG member spotlights; and
•TIDE Talks with external DEI leaders.

We support increasing representation of diverse populations at all levels of the organization. Women make up one-third of our Executive Officers. Women comprise approximately 29 percent of our total global workforce, and racially diverse employees make up approximately 24 percent of our U.S. workforce.

We are proud to note that Forbes named Brunswick to its 2022 list of World’s Best Companies, America’s Best Large Employers, America’s Best Employers for Diversity, and America's Best Employers for Veterans, and that Forbes and Statista named us one of America’s Best Employers for Women, World’s Best Employers, and America's Best Employers for Veterans lists, all in 2022. Also in 2022, Boating Industry Magazine named four of our exceptional female colleagues as “Women Making Waves," and our Chief Human Resources Officer was named by Crain’s Chicago Business as a Notable Executive in Diversity, Equity and Inclusion.

Health and Safety

Employee health and safety are top priorities. We proactively identify and address potential safety risks in our business and operations. Our goal is to achieve zero work-related incidents and injuries. We maintain a Safety Management System (SMS) to formally address safety risks throughout the workplace and use our SMS to manage potential work-related hazards that pose a risk of high consequence of potential injury. The implementation of both processes and systems that meet SMS criteria are designed to result in less frequent and less severe work-related incidents and injuries.

The Company's recordable and lost-time incident rates from 2020 to 2022, recorded as of December 31, are as follows:

Recordable and Lost -Time Incident Rates
2.5
2
1.5
1
0.5
0
1.94
0.36
1.62
0.31
1.34
0.27
2020
2021
2022
Total Recordable Incident Rate
Lost Time Incident Rate

Our global recordable incident rate is considerably lower than the benchmarks of the U.S. Bureau of Labor Statistics for similar businesses and operations. Additionally, we reported no fatalities in 2022.

Compensation and Benefits

Our compensation philosophy is to encourage performance that creates sustainable, long-term shareholder value; motivates achievement of financial and strategic goals; attracts, retains, and motivates talent; and reinforces our pay-for-performance culture. We are committed, and strive to ensure, that employees are paid equitably for their work, regardless of their race or gender.

We offer market-competitive salaries and wages including incentive bonus opportunities for managers and senior individual contributors, an equity incentive program for director-level positions and above, and a discretionary retirement contribution dependent on the Company’s performance.

Our range of benefits (varying by country) includes:

•Paid time off (vacation, parental leave, sick time, and disability programs);
•Healthcare coverage (medical, dental, prescription, and vision);
•Financial savings and investment opportunities (flexible spending accounts, health savings accounts, retirement, employee stock purchase, and credit monitoring programs);
•A suite of life, accident, and critical illness insurance programs;
•Wellness programs; and
•Educational assistance programs.

Employee Learning and Development

We support career advancement and create a rewarding environment for employees to learn, grow, and perform at their best. We provide opportunities for continuous learning and development, such as:

•Brunswick University, a learning platform that offers courses in leadership and innovation, effective communication, and strategic thinking;
•LEAD, a leadership development program that helps guide leaders to create performance excellence and develop customer experience thinking;
•Rotational leadership programs to develop Brunswick’s future business and financial leaders;
•Women’s development and mentoring programs, which enhance our succession bench strength and champion female leaders of the future; and
•Wide-ranging hands-on learning and development programs to enhance and grow our critical functional skills.

We recognize that we operate in competitive marketplaces when it comes to finding top talent, particularly in technical fields. We strive to offer our employees career-specific tools, skilled apprenticeship programs, and robust on-the-job training opportunities. Our technical career track provides development for engineers and technology personnel who will shape our future ACES initiatives. We also incentivize innovation through a long-established inventor recognition award program.

Part of employee development includes annual performance feedback and management for all employees, for which we have a standard process that includes opportunities for employee engagement at every stage. We also maintain succession plans that foster internal promotion to key positions.

We believe our strong compliance culture plays a central role in engagement and retention. The Integrity Playbook, Brunswick’s code of conduct, serves as the foundation of our Ethics Program. In 2022, 99 percent of our active global salaried population completed our annual code of conduct training.

Employee Engagement

During 2022, Brunswick again completed a global employee engagement survey. Feedback was received from approximately 82 percent of all employees, and the results placed Brunswick’s engagement rate among the top 25 percent of companies surveyed by Glint Inc.

Please see our annual Sustainability Report (which is not incorporated by reference herein), available on our website, for additional information about our human capital management programs.

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

In times of economic uncertainty or recession, consumers tend to have less discretionary income and to defer significant spending on non-essential items, which may adversely affect our financial performance. Although portions of the marine industry experienced positive trends as a result of the unique consumer environment resulting from the coronavirus (COVID-19) pandemic, economic uncertainty caused by rising interest rates, inflation, the Russia-Ukraine conflict, and the macro-economic environment may lead to unfavorable business outcomes. We continue to enhance our portfolio with new and/or expanded technologies, business models, services, and solutions that are less susceptible to economic cycles, but a portion of our business remains cyclical and sensitive to consumer spending on new engines, boats, and associated parts and accessories.

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
Adverse global economic conditions, market volatility, and regulatory uncertainty could lead to volatility and disruptions. We may rely on short-term capital markets to meet our working capital requirements, fund capital expenditures or pay dividends, and we maintain short-term borrowing facilities that can be used to meet these capital requirements. In addition, over the long term, we may determine that it is necessary to access the capital markets to refinance existing long-term indebtedness or to raise capital for other initiatives. Adverse economic and capital market conditions could negatively affect our ability to access capital markets or increase the cost to do so, which could adversely impact our business, financial results, and competitive position.

RISKS RELATED TO OUR BUSINESS AND OPERATIONS

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
•deterioration of our relationships with suppliers;
•events such as natural disasters, power outages, or labor strikes;
•disruption at major global ports and shipping hubs; or
•an outbreak of disease or facility closures due to COVID-19 or a similar public health threat.

These risks are exacerbated in the case of single-source suppliers, and the exclusive supplier of a key component could potentially exert significant bargaining power over price, quality, warranty claims, or other terms.
As we increase production, our need for raw materials and supplies continues to increase. Our suppliers must be prepared to ramp-up operations and, in many cases, hire additional workers and/or expand capacity in order to fulfill our orders and those of other customers. Cost increases, defects, or sustained interruptions in the supply of raw materials, parts, or components our suppliers experience as they increase production create risks to our operations and financial results. We experienced supply shortages and increases in costs to certain materials in 2022. We continue to address these issues by identifying alternative suppliers for key materials and components, working to secure adequate inventories of critical supplies, and continually monitoring the capabilities of our supplier base. In the future, however, we may experience shortages, delayed delivery, and/or increased prices for key materials, parts, and supplies that are essential to our manufacturing operations.
Successfully managing our manufacturing activity is critical to our operating and financial results.
Over the past several years, we have made strategic capital investments in capacity expansion activities to successfully capture growth opportunities and enhance product offerings, including expansions at our Fond du Lac, Wisconsin and Ensenada, Mexico facilities. We also continue to implement manufacturing efficiency enhancements that are important to our success. Conversely, we may make decisions to reduce our manufacturing footprint in accordance with our business strategy. We must carefully manage these capital improvement projects, expansions, efficiency enhancements, and any consolidation efforts to ensure they meet cost targets, comply with applicable environmental, safety, and other regulations, and uphold high-quality workmanship.
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

We intend to continue to expand our international operations and customer base as part of our growth strategy. Sales outside the United States, especially in emerging markets, are subject to various risks, including government embargoes or foreign trade restrictions, foreign currency effects, tariffs, customs duties, inflation, difficulties in enforcing agreements and collecting receivables through foreign legal systems, compliance with international laws, treaties, and regulations, unexpected changes in regulatory environments, such as the uncertainty surrounding the effect of the United Kingdom’s exit from the European Union, commonly referred to as “Brexit," disruptions in distribution, dependence on foreign personnel and unions, economic and social instability, and public health crises, including the outbreak of pandemic or contagious disease, such as COVID-19 and variant strains. In addition, there may be tax inefficiencies in repatriating cash from non-U.S. subsidiaries, or changes to tax laws that affect cash repatriation.

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

Actual or potential public health emergencies, epidemics, or pandemics, such as COVID-19, could have a material adverse effect on our business, results of operations, or financial condition.

The impact of actual or potential public health emergencies, epidemics, or pandemics on the Company, our suppliers, dealers, and customers, and the general economy could be wide-ranging and significant, depending on the nature of the issue, governmental actions taken in response, and the public reaction. The impact of such events could include employee illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in economic activity, and supply chain interruptions, which could cause significant disruptions to global economies and financial markets.

In addition, these events could result in future significant volatility in demand, positively or negatively, for one or more of our products. Demand volatility may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine, or other travel restrictions; dealership closures due to illness or government restrictions; a reduction in boating activity as a result of governmental actions or self-quarantine measures; shifts in demand away from discretionary products; and reduced options for marketing and promotion of products. If such events occur over a prolonged period, they could increase our costs and difficulty of operating our business, including accurately planning and forecasting for our operations and inventory levels, which may adversely impact our results.

The COVID-19 pandemic resulted in disruption, uncertainty, and volatility in the global financial and credit markets, and similar future events could do the same. Such volatility could impact our access to capital resources and liquidity in the future, including making credit difficult to obtain or only available on less favorable terms. Impact on our operations could also be material; for example, we could experience elevated absenteeism rates or facility closures. Additionally, we rely on original equipment manufacturers, dealers, and distributors to market and sell most of our products, and effects on their businesses or financial condition as a result of future pandemics could result in various adverse operational impacts including, but not limited to, lower sales, delayed cash payments, interrupted customer warranty service, and increased credit risk.

Adverse weather conditions and climate change events can have a negative effect on revenues.

Changes in seasonal weather conditions can have a significant effect on our operating and financial results. Sales of our marine products are typically stronger just before and during spring and summer, and favorable weather during these months generally has a positive effect on consumer demand. Conversely, unseasonably cool weather, excessive rainfall, or drought conditions during these periods can reduce or change the timing of demand. Climate change could have an impact on longer-term natural weather trends, resulting in environmental changes including, but not limited to, increases in severe weather; changing sea levels; changes in sea, land, and air temperatures; poor water conditions; and reduced access to water, which could disrupt or negatively affect our business.

Catastrophic events, including natural and environmental disasters, acts of terrorism, or civil unrest, could have a negative effect on our operations and financial results.

Hurricanes, floods, earthquakes, storms, and catastrophic natural or environmental disasters, as well as acts of terrorism or civil unrest, could disrupt our distribution channel, operations, or supply chain and decrease consumer demand. If a catastrophic event takes place in one of our major markets, our sales could be diminished or our assets could be damaged. Additionally, if such an event occurs near our business locations, manufacturing facilities, or key supplier facilities, business operations and/or operating systems could be interrupted. We could be uniquely affected by weather-related catastrophic events, the severity of which may increase as a result of climate change, due to the location of certain of our boat facilities in coastal Florida, the size of the manufacturing operation in Fond du Lac, Wisconsin, and Freedom Boat Club locations.

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

Although we have remained focused on our strategic priorities, our businesses may experience difficulty in meeting demand, particularly in rapidly changing economic conditions. We may not be able to recruit or retain sufficient skilled labor or our suppliers may not be able to deliver sufficient quantities of parts and components for us to match production with forecasted demand. Consumers may pursue other recreational activities if our products are not readily available, consumers may purchase from competitors, or our fixed costs may grow, all of which could adversely impact our results of operations.

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

Our strategic acquisitions pose risks, such as our ability to project and evaluate market demand; maximize potential synergies and cost savings; make accurate accounting estimates; and achieve anticipated business objectives. We acquired Navico, a global leader in marine electronics and sensors, including multi-function displays, fish finders, autopilots, sonar, radar, and cartography, on October 4, 2021. This acquisition, other 2021 and 2022 acquisitions, and potential future acquisitions present integration risks, including:

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
Failure to execute our strategic plan and growth initiatives could have a material adverse effect on our business and financial condition.
Our ability to continue generating strong cash flow and profits depends partly on the sustained successful execution of our strategic plan and growth initiatives, including optimizing our business and product portfolio, continuing to make and successfully integrate acquisitions, improving operating efficiency, and expanding into new adjacent markets. To address risks associated with our plan and growth initiatives, we have established processes to regularly review, manage, and modify our plans, and we believe we have appropriate oversight to monitor initiatives and their impact. However, our strategic plan and growth initiatives may require significant investment and management attention, which could result in the diversion of these resources from the core business and other business issues and opportunities. Additionally, any new initiative is subject to certain risks, including customer acceptance, competition, the ability to manufacture products on schedule and to specification, the ability to create the necessary supply chain, and/or the ability to attract and retain qualified management and other personnel. There is no assurance that we will be able to develop and successfully implement our strategic plan and growth initiatives in a manner that fully achieves our strategic objectives.
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

Much of our future success depends on, among other factors, our ability to attract and retain skilled labor. In 2022, nearly all facilities sought to increase production and to hire and retain sufficient skilled hourly labor to meet increased demand for our products. In the future, if we are not successful in these efforts, we may be unable to meet our operating goals and plans, which may impact our financial results. We continually invest in automation and improve our efficiency, but availability and retention of skilled hourly workers remains critical to our operations. In order to manage this risk, we regularly monitor and make improvements to wages and benefit programs, as well as develop and improve recruiting, training, and safety programs to attract and retain an experienced and skilled workforce.

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

Our dealers require adequate liquidity to finance their operations, including purchasing our products. Dealers are subject to numerous risks and uncertainties that could unfavorably affect their liquidity positions, including, among other things, continued access to adequate financing sources on a timely basis on reasonable terms. These financing sources are vital to our ability to sell products through our distribution network, particularly to boat and engine dealers. Entities affiliated with Wells Fargo & Company, including BAC, our 49 percent owned joint venture, finance a significant portion of our boat and engine sales to dealers through floor plan financing to marine dealers.

Many factors continue to influence the availability and terms of financing that our dealer floor plan financing providers offer, including:
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

Our inventory repurchase obligations relate mainly to the inventory floor plan credit facilities of our boat and engine dealers. Our actual historical repurchase experience related to these arrangements has been substantially less than our maximum contractual obligations. If dealers default on their obligations, file for bankruptcy, or cease operations, we could incur losses associated with the repurchase of our products. In addition, our net sales and earnings may be unfavorably affected due to reduced market coverage and an associated decline in sales.

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

If demand begins to decline or if new product introductions are expected to replace existing products, the Company and our dealers, retailers, and other distributors could decide to reduce the number of units they hold. These actions could result in wholesale sales reductions in excess of retail sales reductions and would likely result in lower production levels of certain products, potentially causing lower rates of absorption of fixed costs in our manufacturing facilities and lower margins. While we have processes in place to help manage dealer inventories at appropriate levels, potential inventory reductions remain a risk to our future sales and results of operations.

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

We manage our global business operations through a variety of information technology (IT) and operational technology systems which we continually enhance to increase efficiency and security. We depend on these systems for commercial transactions, customer interactions, manufacturing, branding, employee tracking, and other applications. Some of the systems are based on legacy technology and operate with a minimal level of available support, and recent acquisitions using other systems have added to the complexity of our IT infrastructure. New system implementations across the enterprise also pose risks of outages or disruptions, which could affect our suppliers, commercial operations, and customers. We continue to upgrade, streamline, and integrate these systems and have invested in strategies to prevent a failure or breach but, like those of other companies, our systems are susceptible to outages due to natural disasters, power loss, computer viruses, security breaches, hardware or software vulnerabilities, disruptions, and similar events. If a legacy system or another of our key systems were to fail or if our IT systems were unable to communicate effectively, this could result in missed or delayed sales or lost opportunities for cost-reduction or efficient cash management.

We exchange information with many trading partners across all aspects of our commercial operations through our IT systems. A breakdown, outage, malicious intrusion, breach, ransom attack, or other disruption of communications could result in erroneous or fraudulent transactions, disclosure of confidential information, loss of reputation and confidence, and may also result in legal claims or proceedings, penalties, and remediation costs. We have numerous e-commerce and e-marketing portals and our systems may contain personal information of customers or employees; therefore, we must continue to be diligent in protecting against malicious cyber attacks. We have been the target of attempted cyber attacks and other security threats and we may be subject to breaches of our IT systems. We have programs in place that are intended to detect, contain, and respond to data security incidents and that provide at least annual employee awareness training regarding phishing, malware, and other cyber risks. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect, we may be unable to anticipate these techniques or implement adequate preventive measures. If our security measures are breached or fail, unauthorized persons may be able to obtain access to or acquire personal or other confidential data. Depending on the nature of the information compromised, we may also have obligations to notify consumers and/or employees about the incident, and we may need to provide some form of remedy, such as a subscription to a credit monitoring service, for the individuals affected by the incident. This could negatively affect our relationships with customers or trading partners, lead to potential claims against us, and damage our image and reputation.

We rely on third parties for computing, storage, processing, and similar services. Any disruption of or interference with our use of these third-party services could have an adverse effect on our business, financial condition, and operating results.

Most of our business systems reside on third-party outsourced cloud infrastructure providers. We are therefore vulnerable to service interruptions experienced by these providers and could experience interruptions, delays, or outages in service availability in the future due to a variety of factors, including infrastructure changes, human, hardware or software errors, cyber attacks, hosting disruptions, and capacity constraints. While we have mitigation and service redundancy plans in place, outages and/or capacity constraints could still arise from a number of causes such as technical failures, natural disasters, fraud, or internal or third-party security attacks on us or our third-party providers, which could negatively impact our ability to manufacture and/or operate our business.

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

As of December 31, 2022, the balance of total goodwill and indefinite lived intangible assets was $1,273.0 million, which represents approximately 20 percent of total assets. If the future operating performance of either the Company or individual operating segments is not sufficient, we could be required to record non-cash impairment charges. Impairment charges could substantially affect our reported earnings in the periods such charges are recorded. In addition, impairment charges could indicate a reduction in business value which could limit our ability to obtain adequate financing in the future.

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

We are subject to federal, state, local, and foreign laws and regulations, including product safety, environmental, health and safety, and other regulations. While we believe that we maintain the requisite licenses and permits and that we are in material compliance with applicable laws and regulations, a failure to satisfy these and other regulatory requirements could result in fines or penalties, and compliance could increase the cost of operations. The adoption of additional laws, rules, and regulations, including stricter emissions standards or limitations on the use of internal combustion engines, could increase our manufacturing costs, require additional product development investment, increase consumer pricing, and reduce consumer demand for our products or boat club operations.

Environmental restrictions, boat plant emission restrictions, and permitting and zoning requirements can limit production capacity, access to water for boating (or certain types of boats or propulsion) and marinas, and storage space. While future requirements, including any imposed on recreational boating, are not expected to be unduly restrictive, they may deter potential customers, thereby reducing our sales. Furthermore, regulations allowing the sale of fuel containing higher levels of ethanol for automobiles, which is not appropriate or intended for use in marine engines, may nonetheless result in increased warranty, service costs, customer dissatisfaction with products, and other claims against us if boaters mistakenly use this fuel in marine engines, causing damage to and the degradation of components in their marine engines. Many of our customers use our products for fishing and related recreational activities. Regulatory or commercial policies and practices impacting access to water, including availability of slip locations and/or the ability to transfer boats among different waterways, access to fisheries, or the ability to fish in some areas could negatively affect demand for our products. As we evolve our product electrification strategy, we are potentially subject to emerging regulations and requirements under the proposed European Union Battery Directive or other similar regulations. These requirements, if adopted, could increase our costs, potentially reducing consumer demand for our products.

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

Our provision for income taxes and cash tax liability may be adversely impacted by changes in tax laws and interpretations in the U.S. or in other countries in which we operate. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA), with various tax provisions, including a 15% minimum tax on global adjusted financial statement income. While we do not believe the IRA will have a material negative impact on our business, the full effects of the measures are unknown at this time. In addition, many non-U.S. jurisdictions are implementing local legislation based upon the Organization for Economic Co-operation and Development’s base erosion and profit shifting project. These changes could negatively impact our tax provision, cash flows, and/or tax-related balance sheet amounts, including our deferred tax asset values, and increase the complexity, burden, and cost of tax compliance.

RISKS RELATED TO OUR COMMON STOCK

The timing and amount of our share repurchases are subject to a number of uncertainties.

The Board of Directors has authorized our discretionary repurchase of outstanding common stock, to be systematically completed in the open market or through privately negotiated transactions. In 2022, we repurchased $450.0 million of shares, and we plan to continue share repurchases in 2023 and beyond. The amount and timing of share repurchases are based on a variety of factors. Important considerations that could cause us to limit, suspend, or delay future stock repurchases include:

•unfavorable market and economic conditions;
•the trading price of our common stock;
•the nature and magnitude of other investment opportunities available to us from time to time;
•the availability of cash; and
•additional taxes imposed on share repurchases.

Delaying, limiting, or suspending our stock repurchase program may negatively affect performance versus earnings per share targets, and ultimately our stock price.
Certain activist shareholder actions could cause us to incur expense and hinder execution of our strategy.

We may at times be subject to certain divisive activist shareholder tactics, which can take many forms. Some shareholder activism, including potential proxy contests, could result in substantial costs, such as legal fees and expenses, and divert management’s and our Board’s attention and resources from our businesses and strategic plans. Additionally, public shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with dealers, distributors, or customers, make it more difficult to attract and retain qualified personnel, and cause our stock price to fluctuate based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business. These risks could adversely affect our business and operating results.

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

Segment	Location	Primary Use	Ownership
	Mettawa, IL (US)	Corporate headquarters	Leased
Propulsion and P&A	Fond du Lac, WI (US)	Manufacturing and office	Owned
Propulsion	Miramar, FL (US)	Distribution and office	Leased
Propulsion	St. Cloud, FL (US)	Light assembly and distribution	Owned
Propulsion and P&A	Melbourne, Australia	Distribution and office	Leased
Propulsion, P&A, Boat	Petit-Rechain, Belgium	Distribution and office	Owned
Propulsion and P&A	Suzhou, China	Manufacturing, distribution, office	Owned/Leased
Propulsion, P&A, Boat	Auckland, New Zealand	Manufacturing, light assembly, engineering, distribution, office	Leased
Propulsion and P&A	Juarez, Mexico	Light assembly and distribution	Owned/Leased
Propulsion and P&A	Singapore	Distribution and office	Leased
P&A	Brownsburg, IN (US)	Distribution	Leased
P&A	Lowell, MI (US)	Manufacturing and office	Leased
P&A	St. Paul Park, MN (US)	Manufacturing	Leased
P&A	Bellingham, WA (US)	Manufacturing and distribution	Leased
P&A	Menomonee Falls, WI (US)	Light assembly, distribution, office	Leased
P&A	Stuart, FL (US)	Manufacturing and distribution	Owned
P&A	Ensenada, Mexico	Manufacturing and distribution	Owned
P&A	Brisbane, Australia	Distribution	Leased
P&A	Amsterdam, Netherlands	Engineering, distribution, office	Leased
P&A	Heerenveen, Netherlands	Distribution	Leased
P&A	Bangor, Northern Ireland	Manufacturing and office	Leased
P&A	Alicante, Spain	Office	Leased
Boat	Edgewater, FL (US)	Manufacturing	Owned
Boat	Palm Coast, FL (US)	Manufacturing	Owned
Boat	Merritt Island, FL (US)	Manufacturing	Owned
Boat	Venice, FL (US)	Office	Leased
Boat	Fort Wayne, IN (US)	Manufacturing	Owned
Boat	New York Mills, MN (US)	Manufacturing	Owned
Boat	Lebanon, MO (US)	Manufacturing	Owned
Boat	Knoxville, TN (US)	Office	Leased
Boat	Vonore, TN (US)	Manufacturing	Owned
Boat	Princeville, Quebec, Canada	Manufacturing	Owned
Boat	Reynosa, Mexico	Manufacturing	Owned
Boat	Vila Nova de Cerveira, Portugal	Manufacturing	Owned

Item 3. Legal Proceedings

Refer to Note 12 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for information about our legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

Information About Our Executive Officers

Brunswick's Executive Officers are listed in the following table:

Officer Name	Present Position	First Became an Executive Officer	Age
David M. Foulkes	Chief Executive Officer	2019	61
Ryan M. Gwillim	Executive Vice President and Chief Financial Officer	2020	43
Aine L. Denari	Executive Vice President and President — Brunswick Boat Group	2020	50
Christopher F. Dekker	Executive Vice President, General Counsel, Secretary, and Chief Compliance Officer	2014	54
Brett A. Dibkey	Executive Vice President and President — Navico Group	2020	50
John G. Buelow	Executive Vice President and President — Mercury Marine	2023	52
Brenna D. Preisser	Executive Vice President and President — Business Acceleration, and Chief Strategy Officer	2016	45
Jill M. Wrobel	Executive Vice President and Chief Human Resources Officer	2021	42
Randall S. Altman	Senior Vice President and Controller	2019	51

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

Brett A. Dibkey has served as Executive Vice President and President – Navico Group since July 2022 and previously served as Executive Vice President and President – Advanced Systems Group from 2020 to 2022. Mr. Dibkey joined Brunswick following 12 years at Whirlpool Corporation, a multinational manufacturer and marketer of home appliances, where he served as Vice President and General Manager, Business Units, Brand Marketing, eCommerce, and IoT from January 2017 to December 2019, Vice President and General Manager, Integrated Business Units from 2012 to 2020, and General Manager, Dishwasher Category and New Business Development from 2007 to 2012. Prior to his career at Whirlpool, Mr. Dibkey worked in a variety of business development and strategic planning roles for Pfizer and Crowe Horwath, LLP.

John G. Buelow was named Executive Vice President and President – Mercury Marine in February 2023. He previously served as Vice President of Global Operations, Mercury Marine, from June 2018 to February 2023, and as Vice President Category Management, Mercury Marine, from 2016 to 2018. Prior to 2016, Mr. Buelow served in a variety of positions of increasing responsibility at Mercury Marine since he was hired in 2004.

Brenna D. Preisser has served in her roles as Executive Vice President and President – Business Acceleration and Chief Strategy Officer since 2020. She previously held the role of Chief Human Resources Officer from 2016 to 2021. Ms. Preisser has served in a variety of roles of increasing responsibility since she started with Brunswick in 2004.

Jill M. Wrobel was named Executive Vice President and Chief Human Resources Officer in December 2021. Ms. Wrobel was named Brunswick's Vice President, Enterprise Human Resources and Transformation Leader in December 2020 when she joined Brunswick from Walgreens Boots Alliance, Inc., an integrated global pharmacy, healthcare and retail leader. Ms. Wrobel served as Group Vice President, Global HR Business Strategy and HR M&A Integration during 2020, Vice President, Global HRBP Development, Digital and HR M&A Integration from 2018 to 2019, and Vice President HR Mergers & Acquisitions and Rite Aid HR Lead from 2016 to 2018. Prior to Walgreens Boots Alliance, Inc., Ms. Wrobel worked in a variety of human resources and leadership roles at Walgreens and PricewaterhouseCoopers LLP.

Randall S. Altman was named Brunswick's Senior Vice President and Controller in 2022 and served as Vice President and Controller since June 2019. Previously, he served as Vice President – Treasurer from 2013 to 2019. Mr. Altman has held a series of roles of increasing responsibility within Brunswick since he joined Brunswick in 2003.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Brunswick's common stock is traded on the New York and Chicago Stock Exchanges under the symbol "BC". As of February 13, 2023, there were 6,697 shareholders of record of our common stock.

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

Performance Graphs

Comparison of Cumulative Total Shareholder Return among Brunswick, S&P 400 Index and S&P 400 Global Industry Classification Standard (GICS) Consumer Discretionary Index

	2017	2018	2019	2020	2021	2022
Brunswick	100.00	85.41	112.09	144.55	191.71	141.39
S&P 400 GICS Consumer Discretionary Index	100.00	119.86	98.19	123.65	205.34	162.18
S&P 400 Index	100.00	116.67	103.86	130.73	182.57	159.00

The basis of comparison is a $100 investment made on December 31, 2017 in each of: (i) Brunswick, (ii) the S&P 400 GICS Consumer Discretionary Index and (iii) the S&P 400 Index. All dividends are assumed to be reinvested. The S&P 400 GICS Consumer Discretionary Index encompasses industries including household durable goods, textiles and apparel and leisure equipment. Brunswick believes the companies included in this index provide the most representative sample of enterprises that are in primary lines of business that are similar to ours. In 2022, we began using the S&P 400 and S&P 400 GICS Consumer Discretionary Index to align with our proxy statement pay-versus-performance disclosures and because Brunswick is in the S&P 400.

Comparison of Cumulative Total Shareholder Return among Brunswick, S&P 500 Index and S&P 500 Global Industry Classification Standard (GICS) Consumer Discretionary Index

	2017	2018	2019	2020	2021	2022
Brunswick	100.00	85.41	112.09	144.55	191.71	141.39
S&P 500 GICS Consumer Discretionary Index	100.00	100.96	129.04	171.58	213.31	134.54
S&P 500 Index	100.00	95.78	125.68	148.41	190.72	156.34

The basis of comparison is a $100 investment made on December 31, 2017 in each of: (i) Brunswick, (ii) the S&P 500 GICS Consumer Discretionary Index and (iii) the S&P 500 Index. All dividends are assumed to be reinvested.

Issuer Purchases of Equity Securities

On July 19, 2022, our Board of Directors approved a $500.0 million increase to our share repurchase authorization. In 2022, we repurchased $450.0 million of stock under these authorizations and, as of December 31, 2022, the remaining authorization was $396.4 million.

During the three months ended December 31, 2022, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Amount of Dollars that May Yet Be Used to Purchase Shares Under the Program
October 2 to October 29	146,706	$68.16	146,706
October 30 to November 26	478,284	71.88	478,284
November 27 to December 31	630,773	72.33	630,773
Total	1,255,763	$71.67	1,255,763	$396,441,430

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

Acquisitions

During the second quarter of 2022, we acquired certain Freedom Boat Club franchise operations and territory rights as well as certain marine assets in the Southeast United States for net cash consideration of $93.9 million. Refer to  Note 4 – Acquisitions in the Notes to the Consolidated Financial Statements for further information.

On October 4, 2021, we completed the acquisition of Navico for $1.094 billion net cash consideration. Navico was a privately held global company based in Egersund, Norway, and is a global leader in marine electronics and sensors, including multi-function displays, fish finders, autopilots, sonar, radar, and cartography. We also completed the acquisitions of substantially all the net assets of RELiON Battery, LLC, SemahTronix, LLC, Fanautic Club, and certain Freedom Boat Club franchise operations and territory rights in the United States during 2021 for net cash consideration of $66.1 million. Refer to Note 4 – Acquisitions in the Notes to the Consolidated Financial Statements for further information.

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

The table below summarizes the impact of changes in currency exchange rates and also the impact of acquisitions on our net sales:

	Net Sales			2022 vs. 2021			2021 vs. 2020
(in millions)	2022	2021	2020	GAAP	Currency Impact	Acquisitions Impact	GAAP	Currency Impact	Acquisitions Impact
Propulsion	$2,824.0	$2,504.7	$1,878.4	12.7%	(2.4)%	—%	33.3%	1.9%	—%
Parts & Accessories	2,323.7	2,008.1	1,508.8	15.7%	(2.3)%	18.8%	33.1%	1.9%	8.9%
Boat	2,119.4	1,703.1	1,250.3	24.4%	(1.7)%	3.0%	36.2%	1.2%	0.5%
Segment Eliminations	(454.9)	(369.7)	(290.0)	23.0%	(1.0)%	4.3%	27.5%	0.7%	0.8%
Total	$6,812.2	$5,846.2	$4,347.5	16.5%	(2.2)%	7.1%	34.5%	1.8%	3.2%

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Operations for 2022, 2021 and 2020:

				2022 vs. 2021		2021 vs. 2020
(in millions, except per share data)	2022	2021	2020	$	%	$	%
Net sales	$6,812.2	$5,846.2	$4,347.5	$966.0	16.5%	$1,498.7	34.5%
Gross margin (A)	1,947.2	1,666.0	1,213.0	281.2	16.9%	453.0	37.3%
Restructuring, exit and impairment charges	25.1	0.8	4.1	24.3	NM	(3.3)	(80.5)%
Operating earnings	947.8	812.9	539.3	134.9	16.6%	273.6	50.7%
Loss on early extinguishment of debt	(0.1)	(4.2)	—	4.1	(97.6)%	(4.2)	NM
Transaction financing charges	—	(4.0)	—	4.0	NM	(4.0)	NM
Pension settlement benefit	—	—	(1.1)	—	NM	1.1	NM
Net earnings from continuing operations	681.3	595.4	374.7	85.9	14.4%	220.7	58.9%

Diluted earnings per share from continuing operations	$9.06	$7.59	$4.70	$1.47	19.4%	$2.89	61.5%

Expressed as a percentage of Net sales:
Gross margin (A)	28.6%	28.5%	27.9%		10 bpts		60 bpts
Selling, general and administrative expense	11.3%	11.9%	12.5%		(60) bpts		(60) bpts
Research and development expense	3.0%	2.6%	2.9%		40 bpts		(30) bpts
Operating margin	13.9%	13.9%	12.4%		— bpts		150 bpts

NM = not meaningful
bpts = basis points

(A)Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Operations.

The following is a reconciliation of our non-GAAP measures, adjusted operating earnings and adjusted diluted earnings per common share from continuing operations:

	Operating Earnings			Diluted Earnings (Loss) Per Share
(in millions, except per share data)	2022	2021	2020	2022	2021	2020
GAAP	$947.8	$812.9	$539.3	$9.06	$7.59	$4.70
Restructuring, exit and impairment charges	25.1	0.8	4.1	0.25	0.01	0.04
Purchase accounting amortization	65.0	45.7	30.1	0.65	0.46	0.29
Acquisition, integration and IT costs	10.8	24.3	5.4	0.11	0.27	0.05
Sport Yacht & Yachts	—	3.8	—	—	0.04	—
Palm Coast reclassified from held-for-sale	—	0.8	—	—	0.01	—
Loss on early extinguishment of debt	—	—	—	—	0.04	—
Gain on sale of assets	—	(1.5)	—	—	(0.01)	—
Special tax items	—	—	—	(0.04)	(0.13)	—
Pension settlement benefit	—	—	—	—	—	(0.01)
As Adjusted	$1,048.7	$886.8	$578.9	$10.03	$8.28	$5.07

GAAP operating margin	13.9%	13.9%	12.4%
Adjusted operating margin	15.4%	15.2%	13.3%

2022 vs. 2021

Net sales increased 16.5 percent during 2022 when compared with 2021. The components of the consolidated net sales change were as follows:

Percent change in net sales compared to the prior year
2022
Product Mix and Price	9.9%
Acquisitions	7.1%
Volume	1.7%
Currency	(2.2)%
16.5%

Sales in each segment benefited from steady demand, new product performance, and pricing implemented throughout the year, partially offset by unfavorable changes in foreign currency exchange rates. Refer to the Propulsion, P&A, and Boat segments for further details on the drivers of net sales changes.

Gross margin percentage increased 10 basis points in 2022 when compared with 2021 driven by increased sales (620 bpts) and acquisitions (60 bpts), partially offset by higher manufacturing costs including material and labor inflation and inefficiencies caused by supply chain disruptions (670 bpts).

The 60 basis points decrease in selling, general and administrative expenses as a percentage of revenue in 2022 compared to 2021 reflects the impact of less variable compensation expense (130 bpts) partially offset by increased spending on sales and marketing (40 bpts) and increased purchase accounting intangible asset amortization (30 bpts).

During 2022, we recorded restructuring, exit and impairment charges of $25.1 million compared with $0.8 million in 2021. The future cost savings related to restructuring actions executed in 2022 are not expected to be material to our Consolidated Financial Statements. See Note 3 – Restructuring, Exit and Impairment Activities in the Notes to Consolidated Financial Statements for further details.

We recognized equity earnings of $4.0 million and $2.3 million in 2022 and 2021, respectively, which were mainly related to our marine and technology-related joint ventures.

We recognized $(6.1) million and $(6.8) million in 2022 and 2021, respectively, in Other expense, net. Other expense, net primarily includes remeasurement gains and losses resulting from changes in foreign currency rates and other postretirement benefit costs.

Net interest expense increased in 2022 compared with 2021 due to an increase in average daily debt outstanding, which was influenced by debt issuances. Refer to Note 15 – Debt in the Notes to Consolidated Financial Statements.

Income tax provision was $172.3 million and $141.0 million in 2022 and 2021, respectively. The increase is primarily due to increased earnings before income taxes. The effective tax rate, which is calculated as the income tax provision as a percentage of earnings before income taxes, was 20.2 percent and 19.1 percent for 2022 and 2021, respectively. See Note 11 – Income Taxes in the Notes to Consolidated Financial Statements for a reconciliation of our effective tax rate and statutory Federal income tax rate.

Due to the factors described in the preceding paragraphs, operating earnings, net earnings from continuing operations, and diluted earnings per common share from continuing operations increased during 2022. Diluted earnings per common share from continuing operations benefited from common stock repurchases in both years.

2021 vs. 2020

Net sales increased 34.5 percent during 2021 when compared with 2020. The components of the consolidated net sales change were as follows:

Percent change in net sales compared to the prior year
2021
Volume	26.0%
Product Mix and Price	3.5%
Acquisitions	3.2%
Currency	1.8%
34.5%

Sales in each segment benefited from increased volume due to strong global demand for marine products, market share gains, and higher pricing. Refer to the Propulsion, P&A, and Boat segments discussions for further details on the drivers of net sales changes.

Gross margin percentage increased 60 basis points in 2021 when compared with 2020 driven by increased sales (340 bpts) and favorable changes in foreign exchange rates (40 bpts), partially offset by increased manufacturing costs, including material and labor inflation (380 bpts) offset by favorable absorption (60 bpts).

The 60 basis points decrease in selling, general and administrative expenses as a percentage of revenue in 2021 compared to 2020 is due to better leverage on sales and marketing expenses (40 bpts) and technology initiatives (30 bpts) partially offset by higher variable compensation expense (10 bpts).

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

We recognized an income tax provision of $141.0 million and $98.0 million in 2021 and 2020, respectively. The increase is primarily due to increased earnings before income taxes. The effective tax rate, which is calculated as the income tax provision as a percentage of earnings before income taxes, was 19.1 percent and 20.7 percent for 2021 and 2020, respectively. See Note 11 – Income Taxes in the Notes to Consolidated Financial Statements for a reconciliation of our effective tax rate and statutory Federal income tax rate.

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

Propulsion Segment

The following table sets forth the Propulsion segment results for the years ended December 31, 2022, 2021 and 2020:

				2022 vs. 2021			2021 vs. 2020
(in millions)	2022	2021	2020	$	%		$	%
Net sales	$2,824.0	$2,504.7	$1,878.4	$319.3	12.7%		$626.3	33.3%
Operating earnings	522.9	449.7	285.5	73.2	16.3%		164.2	57.5%
Operating margin	18.5%	18.0%	15.2%		50	bpts		280	bpts

bpts = basis points

2022 vs. 2021

Propulsion segment's net sales increased $319.3 million or 12.7 percent in 2022 versus the prior year due to favorable product mix, pricing and higher sales volume. The components of the Propulsion segment's net sales change were as follows:

Percent change in net sales compared to the prior year
2022
Product Mix and Price	12.4%
Volume	2.7%
Currency	(2.4)%
12.7%

International sales were 32 percent of the Propulsion segment's net sales in 2022. International sales increased 6 percent on a GAAP basis and 13 percent on a constant currency basis from the prior year, primarily due to increases in all regions except Asia-Pacific.

Propulsion segment's operating earnings for the year were $522.9 million, an increase of 16.3 percent versus the prior year, as a result of increased sales and lower operating expenses, slightly offset by higher inflationary costs and investments in new products and capacity expansion.

2021 vs. 2020

Propulsion segment's net sales increased $626.3 million or 33.3 percent in 2021 versus the prior year due to the factors affecting all of our segments previously mentioned. The components of the Propulsion segment's net sales change were as follows:

Percent change in net sales compared to the prior year
2021
Volume	25.5%
Product Mix and Price	5.9%
Currency	1.9%
33.3%

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

Parts & Accessories Segment

The following table sets forth the Parts & Accessories (P&A) segment results and a reconciliation to our non-GAAP measure of adjusted operating earnings for the years ended December 31, 2022, 2021 and 2020:

				2022 vs. 2021		2021 vs. 2020
(in millions)	2022	2021	2020	$	%	$	%
Net sales	$2,323.7	$2,008.1	$1,508.8	$315.6	15.7%	$499.3	33.1%

GAAP operating earnings	$336.2	$335.8	$275.4	$0.4	0.1%	$60.4	21.9%
Restructuring, exit and impairment charges	7.7	0.7	0.8	7.0	NM	(0.1)	(12.5)%
Purchase accounting amortization	61.9	44.1	28.7	17.8	40.4%	15.4	53.7%
Acquisition, integration and IT costs	9.7	17.8	—	(8.1)	(45.5)%	17.8	NM
Gain on sale of assets	—	(1.5)	—	1.5	(100.0)%	(1.5)	NM
Adjusted operating earnings	$415.5	$396.9	$304.9	$18.6	4.7%	$92.0	30.2%

GAAP operating margin	14.5%	16.7%	18.3%		(220) bpts		(160) bpts
Adjusted operating margin	17.9%	19.8%	20.2%		(190) bpts		(40) bpts

NM = not meaningful
bpts = basis points

2022 vs. 2021

P&A segment's net sales increased by $315.6 million or 15.7 percent in 2022 versus the prior year due to the acquisitions of Navico, RELiON, and SemahTronix and favorable pricing and product mix. The components of the P&A segment's net sales change were as follows:

Percent change in net sales compared to the prior year
2022
Acquisitions	18.8%
Product Mix and Price	7.6%
Currency	(2.3)%
Volume	(8.4)%
15.7%

International sales were 33 percent of the P&A segment's net sales in 2022. International sales increased 22 percent year-over-year on a GAAP basis and 29 percent on a constant currency basis, reflecting increases across all regions.

P&A segment's operating earnings for the year were $336.2 million, an increase of 0.1 percent versus the prior year, with sales benefits, optimized pricing and the initial benefits of the redesigned organization offsetting material and freight inflation, negative currency impacts, incremental purchase accounting amortization and restructuring, exit and impairment charges.

2021 vs. 2020

P&A segment's net sales increased $499.3 million or 33.1 percent in 2021 versus the prior year due to the factors affecting all of our segments previously mentioned. The components of the P&A segment's net sales change were as follows:

Percent change in net sales compared to the prior year
2021
Volume	20.2%
Acquisitions	8.9%
Product Mix and Price	2.1%
Currency	1.9%
33.1%

International sales were 31 percent of the P&A segment's net sales in 2021. International sales increased 49 percent year-over-year on a GAAP basis and 43 percent on a constant currency basis, reflecting increases across all regions.

P&A segment's operating earnings were $335.8 million in 2021, an increase of 21.9 percent. Operating earnings, while positively affected by the factors affecting all of our segments previously mentioned, were also negatively impacted by increased input costs.

Boat Segment

The following table sets forth Boat segment results and a reconciliation to our non-GAAP measure of adjusted operating earnings for the years ended December 31, 2022, 2021 and 2020:

				2022 vs. 2021		2021 vs. 2020
(in millions)	2022	2021	2020	$	%	$	%
Net sales	$2,119.4	$1,703.1	$1,250.3	$416.3	24.4%	$452.8	36.2%

GAAP operating earnings	$212.8	$142.3	$70.2	$70.5	49.5%	$72.1	NM
Restructuring, exit and impairment charges	—	0.1	1.3	(0.1)	NM	(1.2)	(92.3)%
Purchase accounting amortization	3.1	1.6	1.4	1.5	93.8%	0.2	14.3%
Acquisition, integration and IT costs	0.6	6.3	1.7	(5.7)	(90.5)%	4.6	NM
Sport Yacht & Yachts	—	3.8	—	(3.8)	NM	3.8	NM
Palm Coast reclassified from held-for-sale	—	0.8	—	(0.8)	NM	0.8	NM
Adjusted operating earnings	$216.5	$154.9	$74.6	$61.6	39.8%	$80.3	NM

GAAP operating margin	10.0%	8.4%	5.6%		160 bpts		280 bpts
Adjusted operating margin	10.2%	9.1%	6.0%		110 bpts		310 bpts

NM = not meaningful
bpts = basis points

2022 vs. 2021

Boat segment's net sales increased $416.3 million or 24.4 percent versus 2021 due to increased sales volumes to dealers and favorable product mix and pricing. The components of the Boat segment's net sales change were as follows:

Percent change in net sales compared to the prior year
2022
Volume	12.6%
Product Mix and Price	10.5%
Acquisitions	3.0%
Currency	(1.7)%
24.4%

International sales were 24 percent of the Boat segment's net sales in 2022, and increased 13 percent on a GAAP basis and 19 percent on a constant currency basis, reflecting increases across all regions.

Boat segment operating earnings for the year were $212.8 million, an increase of 49.5 percent versus the prior year, due to increased sales together with operational efficiencies and positive mix. The increase was partially offset by inefficiencies resulting from supply chain disruptions and inflation pressures.

2021 vs. 2020

Boat segment's net sales increased $452.8 million or 36.2% versus 2020 driven by lower discount levels, as well as the factors affecting all of our segments previously mentioned. Freedom Boat Club, which contributed approximately 3 percent of the Boat segment's revenue, achieved membership growth and also completed several acquisitions during the year. The components of the Boat segment's net sales change were as follows:

Percent change in net sales compared to the prior year
2021
Volume	27.4%
Product Mix and Price	7.1%
Currency	1.2%
Acquisitions	0.5%
36.2%

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

Corporate/Other

The following table sets forth Corporate/Other results and a reconciliation to our non-GAAP measure of adjusted operating earnings for the years ended December 31, 2022, 2021 and 2020:

				2022 vs. 2021		2021 vs. 2020
(in millions)	2022	2021	2020	$	%	$	%
GAAP operating loss	$(124.1)	$(114.9)	$(91.8)	$(9.2)	8.0%	$(23.1)	25.2%
Restructuring, exit and impairment charges	17.4	—	2.0	17.4	NM	(2.0)	NM
Acquisition, integration and IT-related costs	0.5	0.2	3.7	0.3	NM	(3.5)	(94.6)%
Adjusted operating loss	$(106.2)	$(114.7)	$(86.1)	$8.5	(7.4)%	$(28.6)	33.2%

NM = not meaningful

Corporate operating expenses increased by $9.2 million in 2022 compared with 2021 due to the impairment of capitalized software intangible assets as well as an increase in investments in enterprise growth initiatives. This was partially offset by a decrease in variable compensation expense and favorable mark-to-market adjustments for deferred compensation arrangements.

Corporate operating expenses increased by $23.1 million in 2021 compared with 2020 due to an increase in spending on certain enterprise initiatives including ACES as well as higher variable compensation expense.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the years ended December 31, 2022, 2021 and 2020:

(in millions)	2022	2021	2020
Net cash provided by operating activities of continuing operations	$580.4	$586.2	$800.0
Net cash (used for) provided by:
Plus: Capital expenditures	(388.3)	(267.1)	(182.4)
Plus: Proceeds from the sale of property, plant and equipment	11.3	7.2	2.9
Plus: Effect of exchange rate changes on cash and cash equivalents	(11.9)	(5.5)	8.8
Total free cash flow from continuing operations (A)	$191.5	$320.8	$629.3

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

2022 Cash Flow

Net cash provided by operating activities of continuing operations in 2022 totaled $580.4 million versus $586.2 million in 2021. The decrease is primarily due to increased working capital, partially offset by higher net earnings.

The primary drivers of Net cash provided by operating activities of continuing operations in 2022 were net earnings, net of non-cash items, partially offset by increases in working capital. Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Consolidated Balance Sheets, excluding the impact of acquisitions and non-cash adjustments. Accounts and notes receivable increased $74.6 million primarily due to increased sales across all segments. Inventory increased $292.8 million, primarily to support higher production volumes.

Net cash used for investing activities of continuing operations was $443.2 million, which included $388.3 million of capital expenditures, $93.8 million of cash paid for acquisitions, net of cash acquired, and $60.1 million of purchases of marketable securities, partially offset by $56.4 million of sales or maturities of marketable securities and $42.5 million of cross-currency swap settlements. Our capital spending was focused on investments in capacity expansion, new products and technology.

Net cash provided by financing activities was $110.8 million and primarily related to proceeds of issuances of long-term debt, partially offset by common stock repurchases, payments of long-term debt including current maturities, and cash dividends paid to common shareholders. Refer to Note 15 – Debt in the Notes to Consolidated Financial Statements for further details on our debt activity during the year ended December 31, 2022.

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

Net cash provided by financing activities was $621.8 million, and primarily related to net proceeds from issuances of long-term debt in connection with the Navico acquisition, offset by payments of long-term debt including current maturities, common stock repurchases, and cash dividends paid to common shareholders. Refer to Note 15 – Debt in the Notes to Consolidated Financial Statements for further details on our debt activity during the year ended December 31, 2021.

Liquidity and Capital Resources

We view our highly liquid assets as of December 31, 2022 and 2021 as:

(in millions)	2022	2021
Cash and cash equivalents	$595.6	$354.5
Short-term investments in marketable securities	4.5	0.8
Total cash, cash equivalents and marketable securities	$600.1	$355.3

The following table sets forth an analysis of Total liquidity as of December 31, 2022 and 2021:

(in millions)	2022	2021
Cash, cash equivalents and marketable securities	$600.1	$355.3
Amounts available under lending facilities(A)	747.2	497.2
Total liquidity (B)	$1,347.3	$852.5

(A) See Note 15 – Debt in the Notes to Consolidated Financial Statements for further details on our lending facilities.
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

Cash, cash equivalents and marketable securities totaled $600.1 million as of December 31, 2022, an increase of $244.8 million from $355.3 million as of December 31, 2021. Total debt as of December 31, 2022 and December 31, 2021 was $2,509.0 million and $1,816.4 million, respectively. Our debt-to-capitalization ratio increased to 55 percent as of December 31, 2022 from 49 percent as of December 31, 2021.

We borrowed $125.0 million under the Amended and Restated Credit Facility (Credit Facility) during 2022, all of which was repaid prior to year-end and thus we did not have any borrowings outstanding under the Credit Facility as of December 31, 2022. Available borrowing capacity under the Credit Facility as of December 31, 2022 totaled $747.2 million, net of $2.8 million of letters of credit outstanding. During 2022, the maximum amount utilized under our unsecured commercial paper program (CP Program) was $300.0 million.

There was no borrowing activity under the Credit Facility during 2021, and we did not have any borrowings outstanding as of December 31, 2021. Available borrowing capacity as of December 31, 2021 totaled $497.2 million, net of $2.8 million of letters of credit outstanding under the Credit Facility. During 2021, borrowings under our CP Program, pursuant to which we may issue short-term, unsecured commercial paper notes, totaled $200.0 million, all of which were repaid during the period. During 2021, the maximum amount utilized under the CP Program was $100.0 million. Refer to Note 15 – Debt in the Notes to Consolidated Financial Statements for further details.

The level of borrowing capacity under our Credit Facility and CP Program is limited by both a leverage and interest coverage test. These covenants also pertain to termination provisions included in our wholesale financing joint-venture arrangements with Wells Fargo Commercial Distribution Finance. Based on our anticipated earnings generation throughout the year, we expect to maintain sufficient cushion against the existing debt covenants. As of December 31, 2022, we were in compliance with the financial covenants in the Credit Facility and CP Program.

To finance the acquisition of Navico during 2021, we issued Notes for aggregate net proceeds of $992.9 million. We also tendered our 2023 Debentures and 2027 Notes in the process, resulting in the retirement of $25.0 million of debt and a loss on early extinguishment of debt of $4.2 million. Refer to Note 15 – Debt and Note 4 – Acquisitions in the Notes to Consolidated Financial Statements for further details.

We believe that we have adequate sources of liquidity to meet our short-term and long-term needs.

2023 Capital Strategy

We anticipate executing a balanced capital strategy in 2023, leveraging our strong cash position and liquidity. We plan to retire approximately $80 million of our long-term debt obligations, with interest expense estimated to be approximately $100 million in 2023.

With the Mercury capacity project materially behind us, we anticipate our capital expenditure levels will decrease versus 2022, resulting in $350 million of capital expenditures to fund new product investments and cost-reduction and automation projects in all of our businesses.

We also plan to spend approximately $150 million on share repurchases in 2023, but have the ability to aggressively increase this figure should market conditions or our share price create an opportunity to be more aggressive.

Financial Services

Refer to Note 9 – Financing Joint Venture in the Notes to Consolidated Financial Statements for more information about our financial services.

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

Contractual Obligations

The following table sets forth a summary of our contractual cash obligations as of December 31, 2022:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Debt (A)	$2,544.7	$89.0	$452.8	$162.4	$1,840.5
Interest payments on long-term debt	1,755.6	107.8	193.4	188.5	1,265.9
Operating leases (B)	156.7	33.0	49.2	25.0	49.5
Purchase obligations (C)	99.1	94.9	3.5	0.7	—
Deferred management compensation (D)	24.3	5.0	6.0	6.0	7.3
Other long-term liabilities (E)	130.8	1.6	79.2	37.8	12.2
Total contractual obligations	$4,711.2	$331.3	$784.1	$420.4	$3,175.4

(A)    See Note 15 – Debt in the Notes to Consolidated Financial Statements for additional information on our debt. "Debt" refers to future cash principal payments. Debt also includes our finance leases as discussed in Note 20 – Leases in the Notes to Consolidated Financial Statements.
(B)    See Note 20 – Leases in the Notes to Consolidated Financial Statements for additional information.
(C)    Purchase obligations represent agreements with suppliers and vendors as part of the normal course of business.
(D)    Amounts primarily represent long-term deferred compensation plans.
(E)    Other long-term liabilities primarily includes long-term warranty contracts, future projected payments related to our nonqualified pension plans and deferred revenue.

Legal Proceedings

See Note 12 – Commitments and Contingencies in the Notes to Consolidated Financial Statements.

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

Revenue Recognition and Sales Incentives. Revenue is recognized as performance obligations under the terms of contracts with customers are satisfied; this occurs when control of promised goods (engines, parts and accessories, and boats) is transferred to the customer. We exercise judgment and consider the timing of right to payment, transfer of risk and rewards, transfer of title, transfer of physical possession, and customer acceptance when determining when control transfers to the customer. We recognize revenue related to the sale of extended warranty contracts that extend the coverage period beyond the standard warranty period over the life of the extended warranty period.

Revenue is measured as the amount of consideration expected to be entitled to in exchange for transferring goods or providing services. We have excluded sales, value add, and other taxes collected concurrent with revenue-producing activities from the determination of the transaction price for all contracts. We exercise judgment when determining the transaction price, including the estimate of discounts, which is partly based on estimates of customer sales volumes. These estimates are subject to uncertainty as historical discount experience and sales volumes may not be consistent with future activity. We have elected to account for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment activity. For all contracts with customers, we have not adjusted the promised amount of consideration for the effects of a significant financing component as the period between the transfer of the promised goods and the customer's payment is expected to be one year or less.

See Note 2 – Revenue Recognition in the Notes to Consolidated Financial Statements for more information.

Warranty Reserves. We record an estimated liability for product warranties at the time revenue is recognized. The liability is estimated using historical warranty experience, projected claim rates and expected costs per claim. We exercise judgment when determining the appropriate historical periods to projected claim rates and expected costs per claim. Further, these estimates are subject to uncertainty as historical warranty experience may not be consistent with future warranty claims. We adjust our liability for specific warranty matters when they become known and the exposure can be estimated. Our warranty liabilities are affected by product failure rates as well as material usage and labor costs incurred in correcting a product failure. If actual costs differ from estimated costs, we must make a revision to the warranty liability, which could have an adverse impact on our results of operations and cash flows.

Goodwill. Goodwill results from the excess of purchase price over the net assets of businesses acquired. We review goodwill for impairment annually and whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. As part of the annual test, we may perform a qualitative, rather than quantitative, assessment to determine whether the fair values of our reporting units are "more likely than not" to be greater than their carrying values. In performing this qualitative analysis, we consider various factors, including the effect of market or industry changes and the reporting units' actual results compared with projected results. We exercise judgment when evaluating the impact of market and industry changes and when comparing actual results to projected results.

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

We calculate the fair value of our reporting units considering both the income approach and the guideline public company method. The income approach calculates the fair value of the reporting unit using a discounted cash flow approach utilizing a Gordon Growth model. Internally forecasted future cash flows, which we believe reasonably approximates market participant assumptions, are discounted using a weighted average cost of capital (Discount Rate) developed for each reporting unit. The Discount Rate is developed using market observable inputs, as well as considering whether or not there is a measure of risk related to the specific reporting unit’s forecasted performance. We exercise judgment when forecasting future cash flows including the performance of the underlying market in which the reporting unit operates as well as the impact of specific initiatives. We exercise judgment when determining the level of risk associated with achieving the forecasted future cash flows. These estimates are subject to uncertainty as actual results may differ from our forecast. If actual results differ from the forecast, our results of operations could be materially adversely affected. Fair value under the guideline public company method is determined for each reporting unit by applying market multiples for comparable public companies to the unit’s current and forecasted financial results. We exercise judgment when determining the comparable public companies and market multiples. The key uncertainties in these calculations are the assumptions used in determining the reporting unit’s forecasted future performance, including revenue growth and operating margins, as well as the perceived risk associated with those forecasts in determining the Discount Rate, along with selecting representative market multiples.

We did not record any goodwill impairments in 2022, 2021 or 2020.

Other Intangible Assets. Our primary other intangible assets are customer relationships, trade names, and developed technology acquired in business combinations. Intangible assets are initially valued using a methodology commensurate with the intended use of the asset. Customer relationships, trade names, and developed technology are valued using the income approach. The fair value of customer relationships is measured using the multi-period excess earnings method (MPEEM). The fair value of trade names and developed technology are measured using a relief-from-royalty (RFR) approach, which assumes the value of the trade name or technology is the discounted amount of cash flows that would be paid to third parties had we not owned the trade name or technology and instead licensed the trade name or technology from another company. Higher royalty rates are assigned to premium brands within the marketplace based on name recognition and profitability, while other brands receive lower royalty rates. We exercise judgment when selecting the royalty rates and evaluating profitability. The basis for future sales projections for both the RFR and MPEEM are internal revenue forecasts which we believe represent reasonable market participant assumptions. We exercise judgment when forecasting revenue including the performance of the underlying market in which the intangible asset operates as well as the impact of specific initiatives. The future cash flows are discounted using an applicable Discount Rate as well as any potential risk premium to reflect the inherent risk of holding a standalone intangible asset. We exercise judgment when determining the level of risk associated with achieving the forecasted revenue. For MPEEM calculations, we exercise judgement in determining the customer attrition rate, which is generally based on historical experience. These estimates are subject to uncertainty as actual results may differ from our forecast. If actual results differ from the forecast including higher than anticipated customer attrition, our results of operations could be materially adversely affected.

The key uncertainties in the RFR and MPEEM calculations, as applicable, are: the selection of an appropriate royalty rate, assumptions used in developing internal revenue growth and expense forecasts, assumed customer attrition rates, as well as the perceived risk associated with those forecasts in determining the discount rate and risk premium.

The costs of amortizable intangible assets are recognized over their expected useful lives, typically between three and fifteen years, using the straight-line method. Intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets described below. The Company recorded impairment charges of $17.4 million during the year ended December 31, 2022 related to capitalized software intangible assets that will not be placed into service. The Company did not record any other impairment charges during the year ended December 31, 2022 and 2021. Intangible assets not subject to amortization are assessed for impairment at least annually and whenever events or changes in circumstances indicate that it is more likely than not that an asset may be impaired. The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset.

Refer to Note 4 – Acquisitions and Note 10 – Goodwill and Other Intangibles in the Notes to Consolidated Financial Statements for more information.

Long-Lived Assets. We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful lives of our definite-lived intangible assets and other long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. We exercise judgment when evaluating whether events or circumstances have occurred either internally or externally that would warrant revisions to useful lives or indicate the balances of the assets may not be recoverable. Once an impairment indicator is identified, we test for recoverability of the related asset group using an estimate of undiscounted cash flows over the asset group's remaining life. We exercise judgment when forecasting future cash flows including the performance of the underlying market in which the asset or asset group operates as well as the impact of specific initiatives. These estimates are subject to uncertainty as actual results may differ from our forecast. If actual results differ from the forecast, our results of operations could be materially adversely affected. If an asset group's carrying value is not recoverable, we record an impairment loss based on the excess of the carrying value of the asset group over the long-lived asset group's fair value. Fair value is determined using observable inputs, including the use of appraisals from independent third parties, when available, and, when observable inputs are not available, based on our assumption of the data that market participants would use in pricing the asset, based on the best information available in the circumstances. Specifically, we use discounted cash flows to determine the fair value of the asset when observable inputs are unavailable. We tested our long-lived asset balances for impairment as indicators arose during 2022, 2021 and 2020, resulting in impairment charges of $1.5 million, $0.8 million and $0.9 million, respectively, which are recognized either in Restructuring, exit and impairment charges or Selling, general and administrative expense in the Consolidated Statements of Operations.

Income Taxes. Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. We evaluate the realizability of net deferred tax assets and, as necessary, record valuation allowances against them. We exercise judgment when evaluating the realizability of deferred tax assets by evaluating the potential to recover the value of these assets through the utilization of tax loss and credit carrybacks, the reversal of existing taxable temporary differences and carryforwards, certain tax planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards. These estimates are subject to uncertainty as actual results may differ from our forecast. If actual results differ from the forecast, our results of operations could be materially adversely affected. We estimate our tax obligations based on historical experience and current tax laws and litigation. The judgments made at any point in time may change based on the outcome of tax audits and settlements of tax litigation, as well as changes due to new tax laws and regulations and our application of those laws and regulations. These factors may cause our tax rate and deferred tax balances to increase or decrease. We exercise judgment when evaluating whether it is not more likely than not a tax position will be sustained upon examination by the relevant taxing authorities. This evaluation is subject to uncertainty as it involves the interpretation of tax laws and regulations and our interpretation could differ from that of the taxing authorities. If a position is not sustained upon examination, the impact could be material to our results of operations and cash flows. See Note 11 – Income Taxes in Notes to Consolidated Financial Statements for further details.

Recent Accounting Pronouncements

See Note 1 – Significant Accounting Policies in the Notes to Consolidated Financial Statements for the recent accounting pronouncements that have been adopted during the year ended December 31, 2022, or will be adopted in future periods.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates, commodity prices and interest rates. We enter into various hedging transactions to mitigate certain risks in accordance with guidelines established by our management. We do not use financial instruments for trading or speculative purposes.

We use foreign currency forward and option contracts to manage foreign exchange rate exposure related to anticipated transactions, and assets and liabilities that are subject to risk from foreign currency rate changes. Our principal currency exposures mainly relate to the Euro, Australian dollar, Japanese yen, and the Canadian dollar. We hedge certain anticipated transactions with financial instruments whose maturity date, along with the realized gain or loss, occurs on or near the execution of the anticipated transaction. We manage foreign currency exposure of certain assets or liabilities through the use of derivative financial instruments such that the gain or loss on the derivative financial instrument offsets the loss or gain recognized on the underlying asset or liability, respectively.

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

The estimated reduction in fair market value that we would incur on our derivative financial instruments from a 10 percent adverse change in quoted foreign currency rates are $71.6 million and $53.4 million for the years 2022 and 2021, respectively.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedule on page 54.

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

Management's Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management's assessment of the effectiveness of its internal control over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Management's report is included in our 2022 Financial Statements under the captions entitled “Report of Management on Internal Control Over Financial Reporting” and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information pursuant to this Item with respect to our Directors, our Audit and Finance Committee, and our code of ethics is incorporated by reference from the discussion under the headings Proposal No. 1: Election of Directors and Corporate Governance in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2023 (Proxy Statement).

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
3.4
Amended By-Laws of the Company, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 6, 2022, and hereby incorporated by reference.

4.1
Description of the Company's Securities Registered Pursuant to Section 12 of the Exchange Act, filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for 2019 as filed with the Securities and Exchange Commission on February 18, 2020, and hereby incorporated by reference.

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

4.7
Fifth Supplemental Indenture, dated as of March 29, 2022, between the Company and U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as trustee, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 29, 2022, and hereby incorporated by reference.

4.8
Form of Global Note for the 6.500% Senior Notes due 2048, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 3, 2018 and hereby incorporated by reference.

4.9	Form of Global Note for the 6.375% Senior Notes due 2049, filed as Exhibit 4.3 to the Form 8-A filed with the Securities and Exchange Commission on March 4, 2019, and hereby incorporated by reference.
4.10	Indenture, dated as of March 15, 1987, between the Company and Continental Illinois National Bank and Trust Company of Chicago, filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1987, and hereby incorporated by reference.
4.11	Officers' Certificate setting forth terms of the Company's $125,000,000 principal amount of 7 3/8% Debentures due September 1, 2023, filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for 1993 as filed with the Securities and Exchange Commission on March 29, 1994, and hereby incorporated by reference.
4.12	Form of the Company's $200,000,000 principal amount of 7 1/8% Notes due August 1, 2027, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 21, 1997, and hereby incorporated by reference.
4.13	The Company's agreement to furnish additional debt instruments upon request by the Securities and Exchange Commission, filed as Exhibit 4.10 to the Company's Annual Report on Form 10-K for 1980, and hereby incorporated by reference.

10.1
Amended and Restated Credit Agreement, dated as of March 21, 2011, as amended and restated as of June 26, 2014, as further amended and restated as of June 30, 2016, as further amended as of July 13, 2018, as further amended and restated as of September 26, 2018, as further amended as of November 12, 2019, and as further amended and restated as of July 16, 2021, and as further amended and restated as of March 31, 2022, among Brunswick Corporation, the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2022 and hereby incorporated by reference.

10.2
Form of Dealer Agreement between Brunswick Corporation and the Dealer party thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 19, 2019, and hereby incorporated by reference.

10.3*
Terms and Conditions of Employment Agreement for David M. Foulkes, effective January 1, 2019, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2018 and hereby incorporated by reference.

10.4*
Form of Officer Terms and Conditions of Employment, filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for 2021 as filed with the Securities and Exchange Commission on February 16, 2022 and hereby incorporated by reference.

10.5*
Form of Non-Employee Director Indemnification Agreement, filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for 2006 as filed with the Securities and Exchange Commission on February 23, 2007, and hereby incorporated by reference.

10.6*
Brunswick Corporation 2005 Elective Deferred Compensation Plan as amended and restated effective January 1, 2013, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Securities and Exchange Commission on August 3, 2012, and hereby incorporated by reference.

10.7*
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

10.9*
Brunswick Corporation 2005 Automatic Deferred Compensation Plan as amended and restated effective January 1, 2018, filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2019, as filed with the Securities and Exchange Commission on May 1, 2019, and hereby incorporated by reference.

10.10*	2023 Brunswick Performance Plan Summary Terms and Conditions.
10.11*	2023 Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan.
10.12*	2023 Stock-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan.
10.13*
2021 Performance Share Award Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan --TSR Participants filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for 2020, as filed with the Securities and Exchange Commission on February 16, 2021 and hereby incorporated by reference.

10.14*
2021 Stock-Settled Restricted Stock Unit Grant Terms and Conditions for Select Key Employees Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for 2020, as filed with the Securities and Exchange Commission on February 16, 2021 and hereby incorporated by reference.

10.15*
2021 Stock-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for 2020, as filed with the Securities and Exchange Commission on February 16, 2021 and hereby incorporated by reference.

10.16*
2022 Brunswick Performance Plan (BPP) Summary Terms and Conditions, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 2022, as filed with the Securities and Exchange Commission on May 10, 2022, and hereby incorporated by reference.

10.17*
2022 Performance Share Award Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan --TSR Participants, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 2022, as filed with the Securities and Exchange Commission on May 10, 2022, and hereby incorporated by reference.

10.18*
2022 Stock-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 2022, as filed with the Securities and Exchange Commission on May 10, 2022, and hereby incorporated by reference.

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

Based on the Company's evaluation under the framework in Internal Control - Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its attestation report, which is included herein.

Brunswick Corporation
Mettawa, Illinois
February 16, 2023

BRUNSWICK CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Brunswick Corporation
Mettawa, Illinois
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Brunswick Corporation and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 16, 2023, expressed an unqualified opinion on those financial statements.
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
February 16, 2023

BRUNSWICK CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Brunswick Corporation
Mettawa, Illinois
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Brunswick Corporation and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
Navico Reporting Unit Goodwill and Trade Name Intangible Asset Impairment – Refer to Notes 1 and 10 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill and indefinite lived intangible assets is performed at least annually by comparing the fair value of each respective reporting unit and asset group to its carrying value. The Company estimated the fair value of goodwill using the discounted cash flow and guideline public company approaches and estimated the fair value of the trade name intangible assets using the relief from royalty method. The fair value determination required management to make significant estimates and assumptions related to business and valuation assumptions including revenue growth rates, profitability margins, discount rates, and royalty rates. Changes in these assumptions could have a significant impact on either the fair value, the amount of any impairment charge, or both. The goodwill and indefinite lived intangible asset balances recorded as of December 31, 2022 were $967.6 million and $305.4 million, respectively. Of these amounts, $382.4 million and $133.0 million relate to the Navico reporting unit and Navico trade name intangible asset, respectively.
We identified management’s estimate of the fair value of the Navico reporting unit goodwill and trade name intangible assets as a critical audit matter because of the significant judgments made by management to estimate the respective fair values. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s projected future cash flows and the selection of valuation assumptions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the projected future cash flows and selection of valuation assumptions for the goodwill and trade name intangible asset included the following, among others:
•We tested the effectiveness of controls over management’s determination of the fair values of the goodwill and trade name intangible asset, including those over the projected future cash flows and selection of revenue growth, profitability margin, discount rate, and royalty rate assumptions.

•We evaluated management’s ability to accurately forecast future revenues and profitability margins by comparing actual results to management’s historical forecasts.

•We assessed the reasonableness of management’s projected future cash flows by comparing the projections to historical results, internal communications to management and certain industry and market trends.

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
February 16, 2023

We have served as the Company’s auditor since 2014.

BRUNSWICK CORPORATION
Consolidated Statements of Operations

	For the Years Ended December 31
(in millions, except per share data)	2022	2021	2020
Net sales	$6,812.2	$5,846.2	$4,347.5
Cost of sales	4,865.0	4,180.2	3,134.5
Selling, general and administrative expense	771.4	697.8	543.7
Research and development expense	202.9	154.5	125.9
Restructuring, exit and impairment charges	25.1	0.8	4.1
Operating earnings	947.8	812.9	539.3
Equity earnings	4.0	2.3	4.5
Pension settlement benefit	—	—	1.1
Other expense, net	(6.1)	(6.8)	(6.1)
Earnings before interest and income taxes	945.7	808.4	538.8
Interest expense	(98.1)	(65.9)	(67.3)
Interest income	6.1	2.1	1.2
Loss on early extinguishment of debt	(0.1)	(4.2)	—
Transaction financing charges	—	(4.0)	—
Earnings before income taxes	853.6	736.4	472.7
Income tax provision	172.3	141.0	98.0
Net earnings from continuing operations	681.3	595.4	374.7

Discontinued operations:
Loss from discontinued operations, net of tax	(4.3)	(2.1)	(0.5)
Loss on disposal of discontinued operations, net of tax	—	—	(1.5)
Net loss from discontinued operations, net of tax	(4.3)	(2.1)	(2.0)
Net earnings	$677.0	$593.3	$372.7

Earnings per common share:
Basic
Earnings from continuing operations	$9.11	$7.65	$4.73
Loss from discontinued operations	(0.06)	(0.02)	(0.03)
Net earnings	$9.05	$7.63	$4.70

Diluted
Earnings from continuing operations	$9.06	$7.59	$4.70
Loss from discontinued operations	(0.06)	(0.02)	(0.02)
Net earnings	$9.00	$7.57	$4.68

Weighted average shares used for computation of:
Basic earnings per common share	74.8	77.8	79.2
Diluted earnings per common share	75.2	78.4	79.7

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31
(in millions)	2022	2021	2020
Net earnings	$677.0	$593.3	$372.7
Other comprehensive income (loss), net of tax:
Foreign currency translation:
Net foreign currency translation (A)	(36.8)	(19.4)	22.5
Defined benefit plans:
Net actuarial gains (losses) (A)	12.5	4.5	(2.4)
Amortization of prior service credits (B)	(0.4)	(0.2)	(0.5)
Amortization of net actuarial gains (B)	0.6	1.0	0.8
Net defined benefit plans	12.7	5.3	(2.1)
Investments:
Net unrealized investment gains	—	0.2	—
Derivatives:
Net deferred gains (losses) on derivatives (A)	46.1	22.2	(4.7)
Net (gains) losses reclassified into Net earnings (B)	(20.0)	2.9	(5.0)
Net activity for derivatives	26.1	25.1	(9.7)
Other comprehensive income	2.0	11.2	10.7
Comprehensive income	$679.0	$604.5	$383.4

(A) The tax effects for the year ended December 31, 2022 were $5.9 million for foreign currency translation, $(4.2) million for net actuarial gains arising during the period and $(15.9) million for derivatives. The tax effects for the year ended December 31, 2021 were $(1.7) million for foreign currency translation, $(1.5) million for net actuarial losses arising during the period and $(7.4) million for derivatives. The tax effects for the year ended December 31, 2020 were $(1.2) million for foreign currency translation, $0.3 million for net actuarial losses arising during the period and $1.8 million for derivatives.
(B) See Note 18 – Comprehensive Income (Loss) for the tax effects for the years ended December 31, 2022, December 31, 2021 and December 31, 2020.

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Consolidated Balance Sheets

	As of December 31
(in millions)	2022	2021
Assets
Current assets
Cash and cash equivalents, at cost, which approximates fair value	$595.6	$354.5
Restricted cash	12.9	12.2
Short-term investments in marketable securities	4.5	0.8
Total cash and short-term investments in marketable securities	613.0	367.5
Accounts and notes receivable, less allowances of $10.2 and $9.7	543.0	485.3
Inventories
Finished goods	836.1	685.5
Work-in-process	209.1	176.8
Raw materials	426.2	345.7
Net inventories	1,471.4	1,208.0
Prepaid expenses and other	67.8	63.8
Current assets	2,695.2	2,124.6

Property
Land	42.4	34.7
Buildings and improvements	564.4	479.3
Equipment	1,488.1	1,332.4
Total land, buildings and improvements and equipment	2,094.9	1,846.4
Accumulated depreciation	(1,051.4)	(989.6)
Net land, buildings and improvements and equipment	1,043.5	856.8
Unamortized product tooling costs	227.3	190.1
Net property	1,270.8	1,046.9

Other assets
Goodwill	967.6	888.4
Other intangibles, net	997.4	1,052.1
Equity investments	54.0	43.8
Deferred income tax asset	203.3	146.0
Operating lease assets	114.8	92.8
Other long-term assets	18.2	30.4
Other assets	2,355.3	2,253.5

Total assets	$6,321.3	$5,425.0

	As of December 31
(in millions)	2022	2021
Liabilities and shareholders' equity
Current liabilities
Short-term debt and current maturities of long-term debt	$89.0	$37.4
Accounts payable	662.6	693.5
Accrued expenses	738.3	711.3
Current liabilities	1,489.9	1,442.2

Long-term liabilities
Debt	2,420.0	1,779.0
Operating lease liabilities	97.8	75.5
Deferred income tax liability	60.7	3.1
Postretirement benefits	49.5	66.5
Other	161.1	144.5
Long-term liabilities	2,789.1	2,068.6

Shareholders' equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares; outstanding: 71,365,000 and 76,933,000 shares	76.9	76.9
Additional paid-in capital	391.3	394.5
Retained earnings	3,288.5	2,720.1
Treasury stock, at cost: 31,173,000 and 25,605,000 shares	(1,684.9)	(1,245.8)
Accumulated other comprehensive loss, net of tax:
Foreign currency translation	(71.3)	(34.5)
Defined benefit plans:
Prior service credits	(4.1)	(3.7)
Net actuarial gains (losses)	9.7	(3.4)
Unrealized investment gains	0.2	0.2
Unrealized gains on derivatives	36.0	9.9
Accumulated other comprehensive loss, net of tax	(29.5)	(31.5)
Shareholders' equity	2,042.3	1,914.2

Total liabilities and shareholders' equity	$6,321.3	$5,425.0
The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Consolidated Statements of Cash Flow

	For the Years Ended December 31
(in millions)	2022	2021	2020
Cash flows from operating activities
Net earnings	$677.0	$593.3	$372.7
Less: net loss from discontinued operations, net of tax	(4.3)	(2.1)	(2.0)
Net earnings from continuing operations	681.3	595.4	374.7
Depreciation and amortization	231.2	178.1	153.4
Stock compensation expense	21.9	29.7	27.1
Pension expense including settlement charges, net of (funding)	(1.2)	(2.1)	(3.2)
Asset impairment charges	18.9	0.8	1.5
Deferred income taxes	(18.9)	(21.8)	(17.6)
Changes in certain current assets and current liabilities
Change in accounts and notes receivable	(74.6)	(85.1)	(19.9)
Change in inventory	(292.8)	(343.2)	109.3
Change in prepaid expenses and other, excluding income taxes	37.9	(10.3)	(2.6)
Change in accounts payable	(12.2)	134.2	64.5
Change in accrued expenses	(8.9)	73.8	75.3
Long-term extended warranty contracts and other deferred revenue	13.0	12.1	12.1
Income taxes	(1.0)	18.0	6.1
Other, net	(14.2)	6.6	19.3
Net cash provided by operating activities of continuing operations	580.4	586.2	800.0
Net cash provided by (used for) operating activities of discontinued operations	5.7	(12.2)	(1.7)
Net cash provided by operating activities	586.1	574.0	798.3

Cash flows from investing activities
Capital expenditures	(388.3)	(267.1)	(182.4)
Purchases of marketable securities	(60.1)	—	(55.9)
Sales or maturities of marketable securities	56.4	55.9	—
Investments	(11.2)	(11.3)	(4.0)
Acquisition of businesses, net of cash acquired	(93.8)	(1,138.6)	—
Proceeds from the sale of property, plant and equipment	11.3	7.2	2.9
Cross-currency swap settlements	42.5	—	—
Net cash used for investing activities of continuing operations	(443.2)	(1,353.9)	(239.4)
Net cash used for investing activities of discontinued operations	—	—	(7.5)
Net cash used for investing activities	(443.2)	(1,353.9)	(246.9)

Cash flows from financing activities
Proceeds from issuances of short-term debt	132.2	—	610.0
Payments of short-term debt	(125.0)	—	(610.0)
Net proceeds from issuances of long-term debt	741.8	994.4	—
Payments of long-term debt including current maturities	(59.1)	(128.4)	(159.1)
Net premium paid on early extinguishment of debt	(0.1)	(4.2)	—
Common stock repurchases	(450.0)	(120.1)	(118.3)
Cash dividends paid	(108.6)	(98.9)	(78.3)
Proceeds from share-based compensation activity	—	0.5	1.5
Tax withholding associated with shares issued for share-based compensation	(16.4)	(13.7)	(7.7)
Other, net	(4.0)	(7.8)	0.1
Net cash provided by (used for) financing activities	110.8	621.8	(361.8)

	For the Years Ended December 31
(in millions)	2022	2021	2020
Effect of exchange rate changes	(11.9)	(5.5)	8.8
Net increase (decrease) in Cash and cash equivalents and Restricted cash	241.8	(163.6)	198.4
Cash and cash equivalents and Restricted cash at beginning of period	366.7	530.3	331.9

Cash and cash equivalents and Restricted cash at end of period	608.5	366.7	530.3
Less: Restricted cash	12.9	12.2	10.7
Cash and cash equivalents at end of period	$595.6	$354.5	$519.6

Supplemental cash flow disclosures:
Interest paid	$95.3	$72.7	$72.8
Income taxes paid, net	$196.9	$146.7	$111.5

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Consolidated Statements of Shareholders' Equity

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2019	$76.9	$369.2	$1,931.3	$(1,023.1)	$(53.4)	$1,300.9
Net earnings	—	—	372.7	—	—	372.7
Other comprehensive income	—	—	—	—	10.7	10.7
Dividends ($0.99 per common share)	—	—	(78.3)	—	—	(78.3)
Compensation plans and other	—	14.6	—	7.7	—	22.3
Common stock repurchases	—	—	—	(118.3)	—	(118.3)
Balance, December 31, 2020	76.9	383.8	2,225.7	(1,133.7)	(42.7)	1,510.0
Net earnings	—	—	593.3	—	—	593.3
Other comprehensive income	—	—	—	—	11.2	11.2
Dividends ($1.275 per common share)	—	—	(98.9)	—	—	(98.9)
Compensation plans and other	—	10.7	—	8.0	—	18.7
Common stock repurchases	—	—	—	(120.1)	—	(120.1)
Balance, December 31, 2021	76.9	394.5	2,720.1	(1,245.8)	(31.5)	1,914.2
Net earnings	—	—	677.0	—	—	677.0
Other comprehensive income	—	—	—	—	2.0	2.0
Dividends ($1.46 per common share)	—	—	(108.6)	—	—	(108.6)
Compensation plans and other	—	(3.2)	—	10.9	—	7.7
Common stock repurchases	—	—	—	(450.0)	—	(450.0)
Balance, December 31, 2022	$76.9	$391.3	$3,288.5	$(1,684.9)	$(29.5)	$2,042.3

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

Restricted Cash. Restricted Cash is primarily related to cash deposited in a trust that is pledged as collateral against certain workers' compensation-related obligations. Refer to Note 12 – Commitments and Contingencies for more information.

Investments in Marketable Securities. The Company classifies investments in debt securities that are not considered to be cash equivalents as Short-term investments in marketable securities as discussed in Note 8 – Investments. Short-term investments in marketable securities have a stated maturity of twelve months or less from the balance sheet date. These securities are considered as available-for-sale and are reported at fair value. Unrealized gains and losses on these debt securities are recorded net of tax as a component of Accumulated other comprehensive loss in Unrealized investment gains within Shareholders' equity. Declines in market value from the original cost deemed to be "other-than-temporary" are charged to Other expense, net in the Consolidated Statements of Operations in the period in which the loss occurs. The Company considers both the duration and extent of which a decline in value has occurred in its determination of whether a decline in value has been "other-than-temporary." Realized gains and losses are calculated based on the specific identification method and are included in Other expense, net in the Consolidated Statements of Operations.

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

Inventories. Inventories are valued at the lower of cost or net realizable value, with net realizable value equal to the estimated selling price less the estimated costs to transact. Approximately 54 percent and 55 percent of the Company's inventories were determined by the first-in, first-out method (FIFO) as of December 31, 2022 and December 31, 2021, respectively. Remaining inventories valued at the last-in, first-out method (LIFO) were $170.6 million and $152.7 million lower than the FIFO cost of inventories as of December 31, 2022 and 2021, respectively. Inventory cost includes material, labor and manufacturing overhead. During 2020, a reduction in inventory quantities resulted in a liquidation of applicable LIFO inventory quantities carried at lower costs in prior years. This LIFO liquidation resulted in a decrease in cost of sales of approximately $7.0 million in 2020. There were no liquidations of LIFO inventory layers in 2022 or 2021.

Property. Property, including major improvements and product tooling costs, is recorded at cost. Product tooling costs principally comprise the cost to acquire and construct various long-lived molds, dies and other tooling the Company uses in its manufacturing processes. Design and prototype development costs associated with product tooling are expensed as incurred. Maintenance and repair costs are also expensed as incurred. Depreciation is recorded over the estimated service lives of the related assets, principally using the straight-line method. Buildings and improvements are depreciated over a useful life of five to forty years. Equipment is depreciated over a useful life of two to twenty years. Product tooling costs are amortized over the shorter of the useful life of the tooling or the anticipated life of the applicable product, for a period up to eight years. The Company capitalizes interest on qualifying assets during the construction period and capitalized $6.9 million and $4.2 million in the periods ending December 31, 2022 and 2021, respectively. The Company presents capital expenditures on a cash basis within the Consolidated Statements of Cash Flows. There were $56.2 million and $63.9 million of unpaid capital expenditures within Accounts payable as of December 31, 2022 and 2021, respectively. The Company includes gains and losses recognized on the sale and disposal of property in either Selling, general and administrative expenses or Restructuring, exit and impairment charges as appropriate. The amount of gains and losses for the years ended December 31 were as follows:

(in millions)	2022	2021	2020
Gains on the sale of property	$3.5	$1.4	$0.7
Losses on the sale and disposal of property	(1.2)	(0.9)	(0.5)
Net gains on sale and disposal of property	$2.3	$0.5	$0.2

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

The Company calculates the fair value of its reporting units considering both the income approach and the guideline public company method. The income approach calculates the fair value of the reporting unit using a discounted cash flow approach utilizing a Gordon Growth model. Internally forecasted future cash flows, which the Company believes reasonably approximate market participant assumptions, are discounted using a weighted average cost of capital (Discount Rate) developed for each reporting unit. The Discount Rate is developed using market observable inputs, as well as considering whether or not there is a measure of risk related to the specific reporting unit’s forecasted performance. Fair value under the guideline public company method is determined for each reporting unit by applying market multiples for comparable public companies to the reporting unit’s current and forecasted financial results. The key uncertainties in these calculations are the assumptions used in determining the reporting unit’s forecasted future performance, including revenue growth and operating margins, as well as the perceived risk associated with those forecasts in determining the Discount Rate, along with selecting representative market multiples.

The Company did not record any goodwill impairments in 2022, 2021 or 2020.

Other intangible assets. The Company's primary other intangible assets are customer relationships, trade names, and developed technology acquired in business combinations. Intangible assets are initially valued using a methodology commensurate with the intended use of the asset. Customer relationships, trade names, and developed technology are valued using the income approach. The fair value of customer relationships is measured using the multi-period excess earnings method (MPEEM). The fair value of trade names and developed technology are measured using a relief-from-royalty (RFR) approach, which assumes the value of the trade name or technology is the discounted amount of cash flows that would be paid to third parties had the Company not owned the trade name or technology and instead licensed the trade name or technology from another company. Higher royalty rates are assigned to premium brands within the marketplace based on name recognition and profitability, while other brands receive lower royalty rates. The basis for future sales projections for both the RFR and MPEEM are internal revenue forecasts which the Company believes represent reasonable market participant assumptions. The future cash flows are discounted using an applicable Discount Rate as well as any potential risk premium to reflect the inherent risk of holding a standalone intangible asset.

The key uncertainties in the RFR and MPEEM calculations, as applicable, are: the selection of an appropriate royalty rate, assumptions used in developing internal revenue growth and expense forecasts, assumed customer attrition rates, as well as the perceived risk associated with those forecasts in determining the discount rate and risk premium.

The costs of amortizable intangible assets are recognized over their expected useful lives, typically between three and fifteen years, using the straight-line method. Intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets described below. Intangible assets not subject to amortization are assessed for impairment at least annually and whenever events or changes in circumstances indicate that it is more likely than not that an asset may be impaired. The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset. The Company recorded $17.4 million of intangible asset impairment charges in 2022 recognized in Restructuring, exit and impairment charges in the Consolidated Statements of Operations related to capitalized software intangible assets that will not be placed into service. The Company did not record any intangible asset impairments in 2021 or 2020.

Refer to Note 4 – Acquisitions and Note 10 – Goodwill and Other Intangibles in the Notes to Consolidated Financial Statements for more information.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Equity Investments. For investments in which the Company owns or controls from 20 percent to 50 percent of the voting shares, the Company uses the equity method of accounting. The Company's share of net earnings or losses from equity method investments is included in the Consolidated Statements of Operations. The Company carries other investments, for which the Company does not have the ability to exercise significant influence, at fair value, with changes in fair value recognized in net income. For equity investments that do not have a readily determinable fair value, the Company measures the investment at cost less impairment, plus or minus observable equity price changes. The Company periodically evaluates the carrying value of its investments. See Note 8 – Investments for further details about the Company's evaluation of the fair value of its investments.

Long-Lived Assets. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of its definite-lived intangible assets and other long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. Once an impairment indicator is identified, the Company tests for recoverability of the related asset group using an estimate of undiscounted cash flows over the asset group's remaining life. If an asset group's carrying value is not recoverable, the Company records an impairment loss based on the excess of the carrying value of the asset group over the long-lived asset group's fair value. Fair value is determined using observable inputs, including the use of appraisals from independent third parties, when available, and, when observable inputs are not available, based on the Company's assumptions of the data that market participants would use in pricing the asset, based on the best information available in the circumstances. Specifically, the Company uses discounted cash flows to determine the fair value of the asset when observable inputs are unavailable. The Company tested its long-lived asset balances for impairment as indicators arose during 2022, 2021 and 2020, resulting in impairment charges of $1.5 million, $0.8 million and $0.9 million, respectively, which are recognized either in Restructuring, exit and impairment charges or Selling, general and administrative expense in the Consolidated Statements of Operations.

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

For product sales, the Company transfers control and recognizes revenue at the time the product ships from a manufacturing or distribution facility ("free on board shipping point"), or at the time the product arrives at the customer's facility ("free on board destination"). When the shipping terms are "free on board shipping point", the customer obtains control and is able to direct the use of, and obtain substantially all of the benefits from, the products at the time the products are shipped. For shipments provided under "free on board destination", control transfers to the customer upon delivery. Payment terms vary but are generally due within 30 days of transferring control. For the Company's Boat and Propulsion segments, most product sales to dealers are wholesale financed through the Company's joint venture, Brunswick Acceptance Company, LLC (BAC), or other lending institutions, and payment is typically due in the month of shipment. For further information on the BAC joint venture, refer to Note 9 – Financing Joint Venture. In addition, periodically the Company may require the customer to provide upfront cash deposits in advance of performance.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
The Company also sells separately priced, extended warranty contracts that extend the coverage period beyond the standard warranty period. When determining an appropriate allocation of the transaction price to the extended warranty performance obligation, the Company uses an observable price to determine the stand-alone selling price. Extended warranties typically range from an additional 1 to 3 years. The Company receives payment at the inception of the contract and recognizes revenue over the extended warranty coverage period. This time-elapsed method is used to measure progress because the Company, on average, satisfies its performance obligation evenly over the warranty period.

See Note 2 – Revenue Recognition for more information.

Advertising Costs. The Company records advertising and promotion costs in Selling, general and administrative expense in the Consolidated Statements of Operations in the period when the advertising first takes place. Advertising and promotion costs were $39.9 million, $33.2 million and $29.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Note 2 – Revenue Recognition

The following table presents the Company's revenue into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors:

	Year Ended December 31, 2022				Year Ended December 31, 2021
(in millions)	Propulsion	Parts & Accessories	Boat	Total	Propulsion	Parts & Accessories	Boat	Total
Geographic Markets
United States	$1,909.9	$1,562.1	$1,617.0	$5,089.0	$1,641.9	$1,383.7	$1,259.1	$4,284.7
Europe	391.5	351.8	181.8	925.1	376.8	275.8	162.5	815.1
Asia-Pacific	223.0	213.3	35.7	472.0	236.9	172.4	32.8	442.1
Canada	114.2	128.6	251.7	494.5	102.0	117.1	217.1	436.2
Rest-of-World	185.4	67.9	33.2	286.5	147.1	59.1	31.6	237.8
Segment Eliminations	(398.3)	(56.3)	(0.3)	(454.9)	(337.5)	(32.2)	—	(369.7)
Total	$2,425.7	$2,267.4	$2,119.1	$6,812.2	$2,167.2	$1,975.9	$1,703.1	$5,846.2

Major Product Lines
Outboard Engines	$2,221.5	$—	$—	$2,221.5	$1,935.1	$—	$—	$1,935.1
Controls, Rigging, and Propellers	382.1	—	—	382.1	352.4	—	—	352.4
Sterndrive Engines	220.4	—	—	220.4	217.2	—	—	217.2
Distribution Parts and Accessories	—	781.7	—	781.7	—	820.1	—	820.1
Engine Parts and Accessories	—	524.7	—	524.7	—	551.5	—	551.5
Navico Group (A)	—	1,017.3	—	1,017.3	—	636.5	—	636.5
Aluminum Freshwater Boats	—	—	874.1	874.1	—	—	712.4	712.4
Recreational Fiberglass Boats	—	—	727.4	727.4	—	—	571.6	571.6
Saltwater Fishing Boats	—	—	404.3	404.3	—	—	371.9	371.9
Business Acceleration	—	—	126.0	126.0	—	—	60.1	60.1
Boat Eliminations/Other	—	—	(12.4)	(12.4)	—	—	(12.9)	(12.9)
Segment Eliminations	(398.3)	(56.3)	(0.3)	(454.9)	(337.5)	(32.2)	—	(369.7)
Total	$2,425.7	$2,267.4	$2,119.1	$6,812.2	$2,167.2	$1,975.9	$1,703.1	$5,846.2

(A) Navico Group was formed in 2022 and consists of the former Advanced Systems Group businesses and the three P&A businesses acquired in 2021: Navico, RELiON and SemahTronix.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

	Year Ended December 31, 2020
(in millions)	Propulsion	Parts & Accessories	Boat	Total
Geographic Markets
United States	$1,207.8	$1,091.0	$957.5	$3,256.3
Europe	255.2	180.5	128.5	564.2
Asia-Pacific	240.4	117.9	27.7	386.0
Canada	66.7	80.9	114.2	261.8
Rest-of-World	108.3	38.5	22.4	169.2
Segment Eliminations	(263.1)	(26.9)	—	(290.0)
Total	$1,615.3	$1,481.9	$1,250.3	$4,347.5

Major Product Lines
Outboard Engines	$1,471.8	$—	$—	$1,471.8
Controls, Rigging, and Propellers	258.4	—	—	258.4
Sterndrive Engines	148.2	—	—	148.2
Distribution Parts and Accessories	—	664.2	—	664.2
Engine Parts and Accessories	—	432.5	—	432.5
Navico Group (A)	—	412.1	—	412.1
Aluminum Freshwater Boats	—	—	488.5	488.5
Recreational Fiberglass Boats	—	—	427.1	427.1
Saltwater Fishing Boats	—	—	298.7	298.7
Business Acceleration	—	—	40.5	40.5
Boat Eliminations/Other	—	—	(4.5)	(4.5)
Segment Eliminations	(263.1)	(26.9)	—	(290.0)
Total	$1,615.3	$1,481.9	$1,250.3	$4,347.5

(A) Navico Group was formed in 2022 and consists of the former Advanced Systems Group businesses and the three P&A businesses acquired in 2021: Navico, RELiON and SemahTronix.

As of January 1, 2022, $142.1 million of contract liabilities associated with extended warranties and customer deposits were reported in Accrued expenses and Other Long-term liabilities, of which $42.9 million of this amount was recognized as revenue during year ended December 31, 2022. As of December 31, 2022, total contract liabilities were $178.5 million. The total amount of the transaction price allocated to unsatisfied performance obligations as of December 31, 2022 is $170.1 million for contracts greater than one year, which includes extended warranties. The Company expects to recognize approximately $52.9 million of this amount in 2023 and $117.2 million thereafter. Contract assets as of January 1, 2022 and December 31, 2022 were not material. In addition, costs to obtain and fulfill contracts during the period were not material.

Note 3 – Restructuring, Exit and Impairment Activities

The Company has announced and implemented a number of initiatives designed to improve its cost structure, general operating efficiencies, and its utilization of production capacity. These initiatives resulted in the recognition of restructuring, exit and impairment charges in the Consolidated Statements of Operations during 2022, 2021 and 2020. Restructuring, exit and impairment costs include employee termination and other benefits, inventory adjustments to lower of cost or net realizable value, costs to retain and relocate employees, consulting costs, consolidation of manufacturing footprint, facility shutdown costs, and asset disposition and impairment actions. The Company recognizes the expense in the accounting period when it has committed to or incurred the cost, as appropriate.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
The following table is a summary of the net expense associated with the restructuring, exit and impairment activities. Restructuring, exit and impairment charges in 2022 primarily relate to asset related impairments and headcount reductions associated with the integration of Navico and are included in the Corporate and Parts & Accessories segments. Restructuring, exit and impairment charges in 2021 primarily relate to organizational realignment within the Parts & Accessories segment, specifically in Europe. Restructuring, exit and impairment charges in 2020 primarily relate to the consolidation of our Greenville manufacturing location within the Boat segment in order to streamline the overall cost structure.

(in millions)	Parts & Accessories	Boat	Corporate (A)	Total
Restructuring, exit and impairment activities:
Employee termination and other benefits	$7.7	$—	$—	$7.7
Asset related	—	—	17.4	17.4
Total 2022 restructuring, exit and impairment charges	$7.7	$—	$17.4	$25.1

Employee termination and other benefits	$0.7	$0.1	$—	$0.8
Total 2021 restructuring, exit and impairment charges	$0.7	$0.1	$—	$0.8

Employee termination and other benefits	$0.8	$0.3	$1.9	$3.0
Asset related	—	0.5	—	0.5
Other	—	0.5	0.1	0.6
Total 2020 restructuring, exit and impairment charges	$0.8	$1.3	$2.0	$4.1

(A) Includes impairment charges of $17.4 million related to the Company's decision not to place certain capitalized software intangible assets into service during the year ended December 31, 2022.

The following tables summarize the change in accrued restructuring, exit and impairment charges within Accrued expenses in the Consolidated Balance Sheets for the years ended December 31, 2022, 2021 and 2020:

(in millions)	Parts & Accessories	Boat	Corporate	Total
Accrued Charges as of December 31, 2019	$1.2	$6.1	$1.5	$8.8
Total Charges	0.8	1.3	2.0	4.1
Non-Cash Charges	—	(0.5)	—	(0.5)
Payments (A)	(1.7)	(5.7)	(1.8)	$(9.2)
Accrued Charges as of December 31, 2020	$0.3	$1.2	$1.7	$3.2
Total Charges	0.7	0.1	—	0.8
Payments (A)	(1.0)	(1.1)	(1.7)	$(3.8)
Accrued Charges as of December 31, 2021	$—	$0.2	$—	$0.2
Total Charges	7.7	—	17.4	25.1
Non-Cash Charges	—	—	(17.4)	(17.4)
Payments (A)	(3.6)	(0.2)	—	$(3.8)
Accrued Charges as of December 31, 2022 (B)	$4.1	$—	$—	$4.1

(A) Cash payments may include payments related to prior period charges.
(B) The accrued charges as of December 31, 2022 are expected to be paid in the next twelve months.

Reductions in demand for the Company's products, further refinement of its product portfolio, further opportunities to reduce costs or the cost of integrating future acquisitions may result in additional restructuring, exit and impairment charges in future periods.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
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

The Company paid net cash consideration of $93.9 million for these acquisitions. The opening balance sheets, which are preliminary and subject to change in the measurement period as the Company finalizes the purchase price allocation and fair value estimates, include $66.6 million of goodwill and $11.9 million of customer relationships. The amount assigned to customer relationships will be amortized over the estimated useful life of 10 years. Transaction costs associated with these acquisitions of $1.4 million were expensed as incurred within Selling, general and administrative expense. The acquisitions are not material to the Company's net sales, results of operations, or total assets during any period presented. Accordingly, the Company's consolidated results of operations do not differ materially from historical performance as a result of the acquisitions, and pro forma results for prior periods are not presented.

2021 Acquisitions - Navico

On October 4, 2021, the Company acquired all the issued and outstanding shares of Navico for $1.094 billion net cash consideration. The Company used a combination of the 2024 and 2031 Notes, as described in Note 15 – Debt, and cash on hand to fund the acquisition.

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

The Company used the acquisition method of accounting in accordance with ASC 805, Business Combinations, with Brunswick being the acquiring entity, and reflecting estimates and assumptions deemed appropriate by Company management. Transaction costs related to the acquisition were expensed as incurred within Selling, general and administrative expense and totaled $1.0 million and $13.8 million for the years ended December 31, 2022 and 2021, respectively. The net sales and operating loss, respectively, of Navico included in Brunswick's consolidated financial statements since the date of acquisition through December 31, 2021 was $120.4 million and $7.4 million, which includes $9.0 million of expense related to inventory fair value adjustments and $5.8 million of intangible asset amortization.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
The following table is a summary of the assets acquired, liabilities assumed and net cash consideration paid, net of cash acquired, for the Navico acquisition:

(in millions)	Fair Value	Useful Life
Accounts and notes receivable	$59.3
Inventory (A)	159.9
Goodwill (A)(B)(C)(D)	459.2
Trade names	133.0	Indefinite
Developed technology	160.0	15 years
Customer relationships	185.0	15 years
Property and equipment	46.1
Other assets	26.6
Total assets acquired	1,229.1

Accounts payable	66.0
Accrued expenses (C)	48.6
Other liabilities (D)	23.4
Deferred tax liabilities (D)	18.7
Total liabilities assumed	156.7

Net cash consideration paid, net of cash acquired	$1,072.4

(A) Includes $1.8 million of purchase accounting adjustments related to inventory reserves.
(B) The goodwill recorded for the acquisition of Navico is partially deductible for tax purposes.
(C) Includes $3.5 million of purchase accounting adjustments related to contingency reserves.
(D) Includes $18.4 million of purchase accounting adjustments related to taxes.

Pro Forma Financial Information (Unaudited)

The pro forma information has been prepared as if the Navico acquisition and the related debt financing had occurred on January 1, 2021. These pro forma results are based on estimates and assumptions which the Company believes to be reasonable. They are not the results that would have been realized had the acquisition actually occurred on January 1, 2021 and are not necessarily indicative of Brunswick's consolidated net earnings in future periods. The pro forma results include adjustments primarily related to the amortization of intangible assets and interest expense on the notes issued in the third quarter of 2021 as noted in Note 15 – Debt. Additionally, non-recurring pro forma adjustments include transaction costs of $13.8 million and expenses related to inventory fair value adjustments of $18.1 million, recognized as part of the application of purchase accounting.

(in millions)	Year Ended December 31, 2022	Year Ended December 31, 2021

Pro forma Net sales	$6,812.2	$6,218.7
Pro forma Net earnings	684.9	589.6

The pro forma results reflect an effective income tax rate of 21 percent for the years ended December 31, 2022 and December 31, 2021. Purchase accounting is final as of December 31, 2022.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Other 2021 Acquisitions

On September 1, 2021, the Company acquired substantially all the net assets of RELiON Battery, LLC ("RELiON"). RELiON is a global provider of lithium batteries and related products to multiple industry sectors. The acquisition of RELiON complements the Company's existing portfolio of advanced battery and power management brands. On September 17, 2021, the Company acquired substantially all the net assets of SemahTronix, LLC, a global supplier of high-complexity electrical wiring harnesses for advanced products in the marine, mobile, and defense industries. The acquisition of the SemahTronix assets enhances the Company's integrated systems offerings by providing the Company and the Company's global customers access to high-quality, large, complex electrical wire harnessing systems that further enable the Company's end-to-end systems solutions and capabilities. These acquisitions are included as part of the Parts & Accessories segment. Purchase accounting is final for these acquisitions.

On July 9, 2021, the Company acquired Fanautic Club, one of the largest European boat clubs with 23 locations in major coastal cities and tourist centers across Spain. The Company also acquired certain Freedom Boat Club franchise operations and territory rights in the United States during 2021. Acquiring such assets enables Brunswick to accelerate growth by increasing its investments in these markets. These acquisitions are included as part of the Boat segment. Purchase accounting is final for these acquisitions.

The Company paid net cash consideration of $66.1 million for these acquisitions. The opening balance sheets included $36.8 million of goodwill and $24.1 million of identifiable intangible assets, including customer relationships and trade names of $17.2 million and $6.9 million, respectively. The amount assigned to customer relationships will be amortized over the estimated useful life of 10 years. Transaction costs associated with these acquisitions of $1.8 million were expensed as incurred within Selling, general and administrative expense during 2021. The acquisitions are not material to our net sales, results of operations or total assets during any period presented. Accordingly, the Company's consolidated results of operations do not differ materially from historical performance as a result of the acquisitions, and pro forma results for prior periods are not presented.

Note 5 – Segment Information

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

Parts & Accessories. The Parts & Accessories ("P&A") segment consists of aggregated operating segments. The P&A segment manufactures, markets, and supplies parts and accessories for both marine and non-marine markets. These products are designed for and sold mostly to aftermarket retailers, distributors, and distribution businesses, as well as original equipment manufacturers (including Brunswick brands). Company-branded parts and accessories include consumables, such as engine oils and lubricants, and are sold under the Mercury, Mercury Precision Parts, Quicksilver, and Seachoice brands. The P&A segment includes distribution businesses, such as Land 'N' Sea, Kellogg Marine Supply, Lankhorst Taselaar, BLA, and Payne's Marine Group, which distribute third-party and Company products. These businesses are leading distributors of marine parts and accessories throughout North America, Europe, and Asia-Pacific. The P&A segment also includes businesses operating under the Ancor, Attwood, BEP, B&G, Blue Sea Systems, C-MAP, CZone, Garelick, Lenco Marine, Lowrance, Marinco, Mastervolt, MotorGuide, ParkPower, ProMariner, RELiON, Simrad, and Whale brand names. Products include marine electronics, sensors, and control systems, instruments, trolling motors, fuel systems, and electrical systems, as well as specialty vehicle, mobile, and transportation aftermarket products. The P&A segment's manufacturing and distribution facilities are primarily located in North America, Europe, Australia, and New Zealand.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Boat. The Boat segment designs, manufactures, and markets the following boat brands and products: Sea Ray sport boats and cruisers; Bayliner sport cruisers, runabouts, and Heyday wake boats; Boston Whaler fiberglass offshore boats; Lund fiberglass fishing boats; Crestliner, Cypress Cay, Harris, Lowe, Lund and Princecraft aluminum fishing, utility, pontoon boats, and deck boats; Thunder Jet heavy-gauge aluminum boats; and Veer recreational and fishing boats, designed specifically to support electric propulsion. The Boat segment procures substantially all of its outboard engines, gasoline sterndrive engines, and gasoline inboard engines from Brunswick's Propulsion segment. The Boat segment also includes Brunswick boat brands based in Europe and Asia-Pacific, which include Quicksilver, Uttern, and Rayglass (including Protector and Legend). The Boat segment's products are manufactured mainly in the United States, Europe, Mexico, and Canada and sold through a global network of dealer and distributor locations, primarily in North America and Europe.

The Boat segment also includes Business Acceleration which, through innovative service models, shared access solutions, including the Freedom Boat Club business acquired in 2019, dealer services and emerging technology, aims to provide exceptional experiences to attract a wide range of customers to the marine industry and shape the future of boating.

The Company evaluates its performance based on segment operating earnings. Segment operating earnings do not include the expenses of corporate administration, impairments or gains on the sale of equity investments, earnings from unconsolidated affiliates, other expenses and income of a non-operating nature, transaction financing charges, interest expense, and income or provisions or benefits for income taxes.

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

Information about the operations of Brunswick's reportable segments is set forth below:

	Net Sales			Operating Earnings (Loss)			Total Assets
(in millions)	2022	2021	2020	2022	2021	2020	2022	2021
Propulsion	$2,824.0	$2,504.7	$1,878.4	$522.9	$449.7	$285.5	$1,516.7	$1,225.2
Parts & Accessories	2,323.7	2,008.1	1,508.8	336.2	335.8	275.4	3,037.6	2,939.4
Boat	2,119.4	1,703.1	1,250.3	212.8	142.3	70.2	829.8	609.9
Corporate/Other	—	—	—	(124.1)	(114.9)	(91.8)	937.2	650.5
Segment Eliminations	(454.9)	(369.7)	(290.0)	—	—	—	—	—
Total	$6,812.2	$5,846.2	$4,347.5	$947.8	$812.9	$539.3	$6,321.3	$5,425.0

	Depreciation			Amortization
(in millions)	2022	2021	2020	2022	2021	2020
Propulsion	$98.8	$84.2	$72.0	$3.1	$—	$—
Parts & Accessories	24.5	18.7	14.3	55.9	34.2	30.1
Boat	42.1	36.7	30.7	3.3	1.8	1.8
Corporate/Other	2.5	2.5	4.5	1.0	—	—
Total	$167.9	$142.1	$121.5	$63.3	$36.0	$31.9

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

	Capital Expenditures			Research & Development Expense
(in millions)	2022	2021	2020	2022	2021	2020
Propulsion	$236.1	$162.2	$113.7	$104.6	$93.8	$85.4
Parts & Accessories	50.1	30.5	21.1	67.4	36.3	19.8
Boat	86.6	63.6	37.6	26.7	21.1	20.7
Corporate/Other	15.5	10.8	10.0	4.2	3.3	—
Total	$388.3	$267.1	$182.4	$202.9	$154.5	$125.9

Geographic Segments

	Net sales			Net property
(in millions)	2022	2021	2020	2022	2021
United States	$4,699.2	$3,961.9	$2,998.0	$1,165.8	$937.7
International	2,113.0	1,884.3	1,349.5	92.8	97.2
Corporate/Other	—	—	—	12.2	12.0
Total	$6,812.2	$5,846.2	$4,347.5	$1,270.8	$1,046.9

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

•Level 3 - Unobservable inputs for which there is little or no market activity for the asset or liability. These inputs reflect the reporting entity's own assumptions of the data that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis:

(in millions)		Fair Value
Category	Fair Value Level	December 31, 2022	December 31, 2021
Cash equivalents	1	$0.4	$0.4
Short-term investments in marketable securities	1	4.5	0.8
Restricted cash	1	12.9	12.2
Derivative assets	2	16.1	25.1
Derivative liabilities	2	9.9	2.9
Deferred compensation	1	1.6	1.4
Deferred compensation	2	14.1	17.7
Liabilities measured at net asset value		10.4	10.2
Refer to Note 13 – Financial Instruments for additional information related to the fair value of derivative assets and liabilities by class.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Note 7 – Financing Receivables

The Company has recorded financing receivables, which are defined as a contractual right to receive money, as assets on its Consolidated Balance Sheets as of December 31, 2022 and 2021. Substantially all of the Company’s financing receivables, which includes receivables sold to third-party finance companies (Third-Party Receivables) and customer notes and other (Other Receivables), stem from commercial customers. Third-Party Receivables are accounts that have been sold to third-party finance companies, but do not meet the definition of a true sale and are therefore recorded as an asset with an offsetting balance recorded as a secured obligation in Accrued expenses. Other Receivables are mostly comprised of notes from customers, which are originated by the Company in the normal course of business. Financing receivables are carried at their face amounts less an allowance for credit losses.

The Company sells a broad range of marine products to a worldwide customer base and extends credit to its customers based upon an ongoing credit evaluation program. The Company’s business units maintain credit departments to manage financial exposure and perform credit-risk assessments on an individual account basis. Accounts are not aggregated into categories for credit-risk determinations. Due to the composition of the account portfolio, the Company does not believe that the credit risk posed by the Company’s financing receivables is significant to its operations, financial condition or cash flows. There were no significant troubled debt restructurings during the years ended December 31, 2022, 2021 or 2020.

The Company’s financing receivables, excluding trade accounts receivable contractually due within one year, as of December 31, 2022 and December 31, 2021 were $6.1 million and $4.3 million, respectively.

The activity related to the allowance for credit loss on financing receivables during the years ended December 31, 2022 and December 31, 2021 was not material.

Note 8 – Investments

Investments in Marketable Securities

The Company may invest a portion of its cash reserves in marketable debt securities. These investments are reported in Short-term investments in marketable securities on the Consolidated Balance Sheets.

The following is a summary of the fair values, which were equal to the amortized costs, of the Company's available-for-sale securities, all due in one year or less, as of December 31, 2022 and 2021.

(in millions)	December 31, 2022	December 31, 2021
Commercial Paper	$3.7	$—
U.S. Treasury Bills	0.8	0.8
Total available-for-sale-securities	$4.5	$0.8

The Company had $56.4 million and $55.9 million of maturities of available-for-sale securities in 2022 and 2021, respectively. The Company had no maturities of available-for-sale securities in 2020.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Equity Investments

The Company has certain unconsolidated international and domestic affiliates that are accounted for using the equity method. The equity method is applied in situations in which the Company has the ability to exercise significant influence, but not control, over the investees. Management reviews equity investments for impairment whenever indicators are present, suggesting that the carrying value of an investment is not recoverable. The following items are examples of impairment indicators: significant, sustained declines in an investee’s revenue, earnings, and cash flow trends; adverse market conditions of the investee’s industry or geographic area; the investee’s inability to execute its operating plan; the investee’s inability to continue operations measured by several items, including liquidity; and other factors. Once an impairment indicator is identified, management uses considerable judgment to determine if the decline in value is other-than-temporary. If the decline in value is determined to be other-than-temporary, then the equity investment is written down to its estimated fair value. Such a write down could negatively impact reported results of operations.

The Company has a 50 percent interest in a Japanese manufacturing company, Tohatsu Marine Corporation (TMC), which is accounted for as an equity method investment. The Company purchases engines from TMC, which are sold mostly in international markets. The Company reported a net amount payable to TMC of $43.1 million and $44.2 million as of December 31, 2022 and December 31, 2021, respectively, within Accounts payable in the Consolidated Balance Sheets. Purchases from TMC were $137.7 million, $135.1 million and $91.0 million in 2022, 2021, and 2020, respectively.

Refer to Note 9 – Financing Joint Venture for more details on the Company’s Brunswick Acceptance Company, LLC joint venture.

Note 9 – Financing Joint Venture

The Company, through its Brunswick Financial Services Corporation (BFS) subsidiary, owns a 49 percent interest in a joint venture, Brunswick Acceptance Company, LLC (BAC). CDF Joint Ventures, LLC (CDFJV), a subsidiary of Wells Fargo and Company, owns the remaining 51 percent.

In March of 2021, the parties entered into an amended and restated joint venture agreement (JV Agreement) to extend the term of their financial services through December 31, 2025, which included expanded financing to FBC franchisees. The JV Agreement contains a financial covenant that conforms to the maximum leverage ratio test in the Credit Facility described in Note 15 – Debt. The JV Agreement contains provisions allowing for the renewal of the agreement or the purchase of the other party's interest in the joint venture at the end of its term. Alternatively, either partner may terminate the agreement at the end of its term.

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

The Company considers BFS's investment in BAC as an investment in a variable interest entity of which the Company is not the primary beneficiary. As a result, the Company accounts for BFS's investment in BAC under the equity method and records it as a component of Equity investments in its Consolidated Balance Sheets. The Company records BFS's share of income or loss in BAC based on its ownership percentage in the joint venture in Equity earnings in its Consolidated Statements of Operations. BFS's equity investment is adjusted monthly to maintain a 49 percent interest in accordance with the capital provisions of the JV Agreement. The Company funds its investment in BAC through cash contributions and reinvested earnings. BFS's total investment in BAC as of December 31, 2022 and December 31, 2021 was $20.3 million and $11.0 million, respectively.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
The Company's maximum loss exposure relating to BAC is detailed as follows:

(in millions)	December 31, 2022	December 31, 2021
Investment	$20.3	$11.0
Repurchase and recourse obligations (A)	41.4	38.8
Liabilities (B)	(1.1)	(0.5)
Total maximum loss exposure	$60.6	$49.3

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

BFS recorded income related to the operations of BAC of $4.5 million, $2.1 million and $4.6 million in Equity earnings in the Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020, respectively.

Cash Flows

BFS reported cash flows from operating activities of $4.3 million, $2.1 million and $4.3 million within Other, net on the Consolidated Statements of Cash Flows in 2022, 2021 and 2020, respectively.

In 2022, BFS reported net cash flows from investing activities within Investments on the Consolidated Statements of Cash Flows. Such cash flows for 2022 were $(9.2) million, consisting of $2.8 million of cash received and $(12.0) million of cash contributions; in 2021 were $2.5 million, consisting of $6.5 million of cash received and $(4.0) million of cash contributions; and in 2020 were $7.2 million, consisting of $10.3 million of cash received and $(3.1) million of cash contributions.

Note 10 – Goodwill and Other Intangibles

Changes in the Company's goodwill by segment during the periods ended December 31, 2022 and 2021 are summarized below:

(in millions)	Propulsion	Parts & Accessories	Boat	Total
December 31, 2020	$15.3	$372.5	$29.9	$417.7
Acquisitions	—	442.9	29.0	471.9
Adjustments	(0.6)	(0.5)	(0.1)	(1.2)
December 31, 2021	$14.7	$814.9	$58.8	$888.4
Acquisitions	—	—	66.6	66.6
Adjustments	(0.7)	13.7	(0.4)	12.6
December 31, 2022	$14.0	$828.6	$125.0	$967.6

See Note 4 – Acquisitions for further details on the Company's acquisitions. Adjustments in both periods include the effect of foreign currency translation on goodwill denominated in currencies other than the U.S. dollar. In addition, adjustments during the year ended December 31, 2022 also include $24.1 million of purchase accounting adjustments from 2021 acquisitions, primarily related to taxes and contingency reserves.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
The Company performed its required annual goodwill impairment assessment on the first day of the fourth quarter and determined the fair value of its reporting units exceeded the carrying value, and therefore, no goodwill impairment was recorded. As part of the impairment assessment, we determined that our Navico reporting unit had an estimated fair value that was not significantly in excess of its carrying value due to the short period of time since the acquisition. The Navico reporting unit has goodwill assigned to it of $382.4 million as of December 31, 2022 and its fair value exceeded its carrying value by 16% in the current year impairment assessment. As the fair value is not significantly in excess of the carrying value, we performed sensitivity analyses on certain assumptions. Holding other assumptions constant, a 100 basis point increase in the discount rate would not result in an impairment. Holding other assumptions constant, a 100 basis point decrease in the long-term growth rate would not result in an impairment. A 10% decrease in the fair value of the reporting unit would also not result in an impairment. There was no accumulated impairment loss on Goodwill as of December 31, 2022 or 2021.

The Company's intangible assets, included within Other intangibles, net on the Consolidated Balance Sheets as of December 31, 2022 and 2021, are summarized by intangible asset type below:

	2022		2021
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Customer relationships (A)	$897.4	$(386.1)	$889.4	$(340.9)
Trade names	305.4	—	306.1	—
Developed technology (A)	160.0	(13.3)	160.0	(2.7)
Other (A)	67.6	(33.6)	62.0	(21.8)
Total	$1,430.4	$(433.0)	$1,417.5	$(365.4)

(A) The weighted average remaining amortization period for Customer relationships, Developed technology and Other intangibles assets was 11.1 years, 13.8 years, and 4.9 years, respectively, as of December 31, 2022.

Other intangible assets primarily consist of software, patents and franchise agreements. Gross and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation. See Note 4 – Acquisitions for further details on intangibles acquired during 2022 and 2021. Aggregate amortization expense for intangibles was $63.3 million, $36.0 million and $31.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. Estimated amortization expense for intangible assets is $63.3 million for each of the years ending December 31, 2023, 2024, 2025, and 2026, and $60.7 million for the year ending December 31, 2027.

The Company tests its intangible assets for impairment during the fourth quarter of each year, or whenever a change in events and circumstances (triggering event) occurs that indicates the fair value of intangible assets may be below their carrying values. The Company recorded impairment charges of $17.4 million during the year ended December 31, 2022 related to capitalized software intangible assets that will not be placed into service. As part of our annual impairment assessment for the Navico trade name, we determined the fair value approximated the carrying value due to the short period of time since acquisition. The Company did not record any other impairment charges during the years ended December 31, 2022 and 2021, respectively.

Note 11 – Income Taxes

The sources of Earnings before income taxes were as follows:

(in millions)	2022	2021	2020
United States	$603.2	$537.0	$354.5
Foreign	250.4	199.4	118.2
Earnings before income taxes	$853.6	$736.4	$472.7

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
The Income tax provision consisted of the following:

(in millions)	2022	2021	2020
Current tax expense:
U.S. Federal	$109.8	$84.3	$66.9
State and local	20.3	11.2	9.8
Foreign	61.1	67.3	38.9
Total current	191.2	162.8	115.6

Deferred tax (benefit) expense:
U.S. Federal	(24.6)	(4.9)	(17.3)
State and local	1.5	(5.9)	1.1
Foreign	4.2	(11.0)	(1.4)
Total deferred	(18.9)	(21.8)	(17.6)

Income tax provision	$172.3	$141.0	$98.0

Temporary differences and carryforwards giving rise to deferred tax assets and liabilities as of December 31, 2022 and 2021 are summarized in the table below:

(in millions)	2022	2021
Deferred tax assets:
Loss carryforwards	$56.8	$92.6
Tax credit carryforwards	52.9	57.6
Deferred revenue	36.3	23.0
Product warranties	33.6	28.1
Sales incentives and discounts	29.2	21.7
Operating lease liabilities	24.4	15.7
Interest expense	18.0	0.1
Equity compensation	13.5	13.8
Compensation and benefits	3.8	26.9
Other	62.4	68.7
Gross deferred tax assets	330.9	348.2
Valuation allowance	(52.8)	(97.9)
Deferred tax assets	278.1	250.3

Deferred tax liabilities:
Depreciation and amortization	(81.7)	(59.3)
State and local income taxes	(22.7)	(22.7)
Operating lease assets	(21.8)	(14.4)
Other	(9.3)	(11.0)
Deferred tax liabilities	(135.5)	(107.4)

Total net deferred tax assets	$142.6	$142.9

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
As of December 31, 2022, the Company had a total valuation allowance against its deferred tax assets of $52.8 million. The remaining realizable value of deferred tax assets as of December 31, 2022 was determined by evaluating the potential to recover the value of these assets through the utilization of tax loss and credit carrybacks, the reversal of existing taxable temporary differences and carryforwards, certain tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards. As of December 31, 2022, the Company retained valuation allowance reserves of $31.3 million against deferred tax assets in the U.S. primarily related to non-amortizable intangibles, various state operating loss carryforwards and state tax credits that are subject to restrictive rules for future utilization and valuation allowances of $21.5 million for deferred tax assets related to foreign jurisdictions, primarily Luxembourg.

As of December 31, 2022, the tax benefit of loss carryforwards totaling $69.7 million was available to reduce future tax liabilities. This deferred tax asset was comprised of $1.3 million for the tax benefit of federal net operating loss (NOL) carryforwards, $25.1 million for the tax benefit of state NOL carryforwards and $43.3 million for the tax benefit of foreign NOL carryforwards. NOL carryforwards of $47.6 million expire at various intervals between the years 2023 and 2040, while $22.1 million have an unlimited life.

As of December 31, 2022, tax credit carryforwards totaling $52.9 million were available to reduce future tax liabilities. This deferred tax asset was comprised of $5.7 million related to federal tax credits and $47.2 million of various state tax credits related to research and development, capital investment and job incentives. These tax credit carryforwards expire at various intervals between the years 2023 and 2037.

No deferred income taxes have been provided as of December 31, 2022 or 2021 on the applicable undistributed earnings of the non-U.S. subsidiaries where the indefinite reinvestment assertion has been applied. If at some future date these earnings cease to be indefinitely reinvested and are repatriated, the Company may be subject to additional U.S. income taxes and foreign withholding and other taxes on such amounts. Remittances from foreign subsidiaries are generally not subject to U.S. income taxation. These remittances are either excluded from U.S. taxable income as earnings that have already been subjected to taxation or in the alternative are subject to a 100 percent foreign dividends received deduction. The Company continues to provide deferred taxes, primarily related to foreign withholding taxes, on the undistributed net earnings of foreign subsidiaries and unconsolidated affiliates that are not deemed to be indefinitely reinvested in operations outside the United States, although such amounts were immaterial as of December 31, 2022 and 2021.

As of December 31, 2022, 2021 and 2020 the Company had $7.8 million, $10.1 million and $4.1 million of gross unrecognized tax benefits, including interest, respectively. Substantially all of these amounts, if recognized, would impact the Company's tax provision and the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2022, 2021 and 2020, the amounts accrued for interest and penalties were not material.

The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties for the 2022, 2021 and 2020 annual reporting periods:

(in millions)	2022	2021	2020
Balance as of January 1	$9.7	$3.7	$3.7
Gross increases - tax positions prior periods	0.5	5.9	0.1
Gross decreases - tax positions prior periods	(2.1)	(0.2)	—
Gross increases - current period tax positions	—	0.5	0.6
Decreases - settlements with taxing authorities	(0.6)	(0.2)	(0.1)
Reductions - lapse of statute of limitations	—	—	(0.6)
Balance as of December 31	$7.5	$9.7	$3.7

The Company believes it is reasonably possible that the total amount of gross unrecognized tax benefits as of December 31, 2022 could decrease by approximately $0.2 million in 2023 due to settlements with taxing authorities or lapses in applicable statutes of limitation. Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be significant changes in the amount of unrecognized tax benefits in 2023, but the amount cannot be estimated at this time.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
The Company is regularly audited by federal, state and foreign tax authorities. The Internal Revenue Service ("IRS") has completed its field examination and has issued its Revenue Agents Report through the 2014 tax year and all open issues have been resolved. The Company is currently open to tax examinations by the IRS for the 2019 through 2021 tax years. Primarily as a result of filing amended returns, which were generated by the closing of federal income tax audits, the Company is open to state and local tax audits in major tax jurisdictions dating back to the 2014 taxable year. The Company is no longer subject to income tax examinations by any major foreign tax jurisdiction for years prior to 2013.

The difference between the actual income tax provision and the tax provision computed by applying the statutory Federal income tax rate to Earnings before income taxes is attributable to the following:

(in millions)	2022	2021	2020
Income tax provision at 21 percent	$179.3	$154.6	$99.2
State and local income taxes, net of Federal income tax effect	19.5	18.0	11.6
Deferred tax asset valuation allowance	(10.4)	(24.2)	(0.2)
Equity compensation	(2.9)	(1.8)	(1.1)
Change in estimates related to prior years and prior years amended tax return filings	(1.3)	3.5	0.9
Federal and state tax credits	(16.6)	(14.9)	(12.0)
Taxes related to foreign income, net of credits	12.1	5.5	0.7
Deferred tax reassessment	6.4	6.4	5.4
FDII deduction	(18.4)	(15.3)	(11.4)
Other	4.6	9.2	4.9
Actual income tax provision	$172.3	$141.0	$98.0

Effective tax rate	20.2%	19.1%	20.7%

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

Note 12 – Commitments and Contingencies

Financial Commitments

The Company has entered into guarantees of indebtedness of third parties, primarily in connection with customer financing programs. Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount that is less than the total outstanding obligations. The Company has also extended guarantees to third parties that have purchased customer receivables from Brunswick and, in certain instances, has guaranteed secured term financing of its customers. Potential payments in connection with these customer financing arrangements generally extend over several years. The single year and maximum potential cash obligations associated with these customer financing arrangements as of December 31, 2022 and December 31, 2021 were $71.7 million and $48.0 million, respectively.

In most instances, upon repurchase of the receivable or note, the Company receives rights to the collateral securing the financing. The Company’s risk under these arrangements is partially mitigated by the value of the collateral that secures the financing.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
The Company has accounts receivable sale arrangements with third parties which are included in the guarantee arrangements discussed above. The Company treats the sale of receivables in which the Company retains an interest as a secured obligation as the transfers of the receivables under these arrangements do not meet the requirements of a "true sale." Accordingly, the current portion of receivables underlying these arrangements of $4.1 million and $1.9 million was recorded in Accounts and notes receivable and Accrued expenses as of December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022 and 2021, the Company did not have any long-term receivables related to these arrangements.

The Company has also entered into arrangements with third-party lenders in which it has agreed, in the event of a customer or franchisee default, to repurchase from the third-party lender those Brunswick products repossessed from the customer or franchisee. These arrangements are typically subject to a maximum repurchase amount. The single year and maximum potential cash payments the Company could be required to make to repurchase collateral as of December 31, 2022 and December 31, 2021 were $69.9 million and $58.5 million, respectively. Included within this repurchase amount are amounts related to BAC, as discussed in Note 9 – Financing Joint Venture.

The Company’s risk under these repurchase arrangements is partially mitigated by the value of the products repurchased as part of the transaction. The Company had $0.8 million and $0.4 million accrued for potential losses related to repurchase exposure as of December 31, 2022 and December 31, 2021, respectively. The Company’s repurchase accrual represents the expected losses that could result from obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of those products to alternative dealers.

The Company has recorded its estimated net liability associated with losses from these guarantee and repurchase obligations on its Consolidated Balance Sheets based on historical experience and current facts and circumstances. Historical cash requirements and losses associated with these obligations have not been significant, but could increase if dealer defaults exceed current expectations.

Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling $3.4 million and $18.5 million, respectively, as of December 31, 2022. A large portion of these standby letters of credit and surety bonds are related to the Company’s self-insured workers' compensation program as required by its insurance companies and various state agencies. The Company has recorded reserves to cover the anticipated liabilities associated with these programs. Under certain circumstances, such as an event of default under the Company's revolving credit facility, or, in the case of surety bonds, a ratings downgrade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds. The Company was not required to post letters of credit as collateral against surety bonds as of December 31, 2022.

The Company has a collateral trust arrangement with insurance carriers and a trustee bank. The trust is owned by the Company, but the assets are pledged as collateral against workers’ compensation related obligations in lieu of other forms of collateral including letters of credit. In connection with this arrangement, the Company had $8.0 million and $12.2 million of cash in the trust as of December 31, 2022 and December 31, 2021, respectively, which was classified as Restricted cash in the Company's Consolidated Balance Sheets.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
The following activity related to product warranty liabilities was recorded in Accrued expenses during the years ended December 31, 2022 and December 31, 2021:

(in millions)	2022	2021
Balance at beginning of period	$129.3	$115.9
Payments	(63.1)	(64.9)
Provisions/additions for contracts issued/sold	82.7	80.4
Aggregate changes for preexisting warranties	(0.7)	(2.6)
Foreign currency translation	(1.2)	(1.2)
Acquisitions	—	9.1
Other	(0.3)	(7.4)
Balance at end of period	$146.7	$129.3

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

The following activity related to deferred revenue for extended product warranty contracts was recorded in Accrued expenses and Other long-term liabilities during the years ended December 31, 2022 and December 31, 2021:

(in millions)	2022	2021
Balance at beginning of period	$99.5	$87.4
Extended warranty contracts sold	37.0	32.7
Revenue recognized on existing extended warranty contracts	(23.2)	(20.2)
Foreign currency translation	(0.4)	—
Other	(0.4)	(0.4)
Balance at end of period	$112.5	$99.5

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
The environmental remediation and clean-up projects in which the Company is involved have an aggregate estimated range of exposure of approximately $15.1 million to $39.5 million as of December 31, 2022. As of December 31, 2022 and 2021, the Company had accruals for environmental liabilities of $15.4 million and $16.4 million, respectively, which were recorded within Accrued expenses and Other long-term liabilities in the Consolidated Balance Sheets. The Company recorded $0.1 million, $0.4 million and $1.6 million of environmental provisions for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Derivative Financial Instruments. The Company uses derivative financial instruments to manage its risks associated with movements in foreign currency exchange rates and interest rates. Derivative instruments are not used for trading or speculative purposes. The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivatives that are designated as hedges to specific forecasted transactions. The Company also assesses, both at the hedge’s inception and monthly thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in the anticipated cash flows of the hedged item. If the hedging relationship ceases to be highly effective, or it becomes probable that a forecasted transaction is no longer expected to occur, the Company discontinues hedge accounting prospectively and immediately recognizes the gains and losses associated with those hedges. There were no material adjustments as a result of ineffectiveness to the results of operations for the years ended December 31, 2022, 2021 and 2020. The fair value of derivative financial instruments is determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded. The effects of derivative financial instruments are not expected to be material to the Company’s financial position or results of operations when considered together with the underlying exposure being hedged. Use of derivative financial instruments exposes the Company to credit-risk with its counterparties when the fair value of a derivative contract is an asset. The Company mitigates this risk by entering into derivative contracts with highly rated counterparties. The maximum amount of loss due to counterparty credit-risk is limited to the asset value of derivative financial instruments.

Cash Flow Hedges. The Company enters into certain derivative instruments that are designated and qualify as cash flow hedges. The Company executes both forward and option contracts, based on forecasted transactions, to manage foreign currency exchange exposure mainly related to inventory purchase and sales transactions.

A cash flow hedge requires that as changes in the fair value of derivatives occur, the portion of the change deemed to be effective is recorded temporarily in Accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of December 31, 2022, the term of derivative instruments hedging forecasted transactions ranged up to 21 months.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
The following activity related to cash flow hedges was recorded in Accumulated other comprehensive loss as of December 31:

	Accumulated Unrealized Derivative
	Gains (Losses)
	2022		2021
(in millions)	Pre-tax	After-tax	Pre-tax	After-tax
Beginning balance	$21.6	$9.9	$(12.1)	$(15.2)
Net change in value of outstanding hedges	62.0	46.1	29.5	22.2
Net amount recognized into earnings	(27.1)	(20.0)	4.2	2.9
Ending balance	$56.5	$36.0	$21.6	$9.9

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

Cross-Currency Swaps. The Company enters into cross-currency swaps to hedge Euro currency exposures of the net investment in certain foreign subsidiaries. The cross-currency swaps were designated as net investment hedges, with the amount of gain or loss associated with the change in fair value of these instruments deferred within Accumulated other comprehensive loss and recognized upon termination of the respective investment. During 2022, the company settled $450.0 million of cross-currency swap contracts resulting in a deferred gain of $42.5 million within Accumulated other comprehensive loss. As a result, there were no cross-currency swaps outstanding as of December 31, 2022. As of December 31, 2021, the notional value of cross-currency swap contracts outstanding was $200.0 million.

Commodity Price. The Company uses commodity swaps to hedge anticipated purchases of aluminum. As of December 31, 2022 and 2021, the notional value of commodity swap contracts outstanding was $24.1 million and $25.3 million, respectively. The amount of gain or loss associated with the change in fair value of these instruments is deferred in Accumulated other comprehensive loss and recognized in Cost of sales in the same period or periods during which the hedged transaction affects earnings. As of December 31, 2022, the Company estimates that during the next 12 months it will reclassify $1.9 million of net losses (based on current prices) from Accumulated other comprehensive loss to Cost of sales.

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

Forward exchange contracts outstanding as of December 31, 2022 and December 31, 2021 had notional contract values of $684.8 million and $519.8 million, respectively. There were no option contracts outstanding as of December 31, 2022 or December 31, 2021. The forward contracts outstanding as of December 31, 2022 mature during 2023 and 2024 and mainly relate to the Euro, Australian dollar, Japanese yen and Canadian dollar. As of December 31, 2022, the Company estimates that, during the next 12 months, it will reclassify approximately $18.2 million of net gains (based on rates as of December 31, 2022) from Accumulated other comprehensive loss to Cost of sales.

Interest-Rate Derivatives. During 2021, the Company entered into forward-starting interest-rate swaps to hedge the interest-rate risk associated with anticipated debt issuances. On August 4, 2021, the company settled these interest-rate swaps, resulting in a net deferred loss of $1.6 million. As a result, there were no forward-starting interest-rate swaps outstanding as of December 31, 2022 or December 31, 2021.

During 2022, the Company entered into and settled a series of treasury-lock swaps to hedge the interest-rate risk associated with debt issuances, resulting in a net deferred gain of $5.1 million. As a result, there were no treasury-lock swaps outstanding as of December 31, 2022 or December 31, 2021.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
The Company had net deferred gains (losses) associated with the forward-starting interest-rate swaps and treasury-lock swaps discussed above of $3.2 million and $(2.4) million, as of December 31, 2022 and December 31, 2021, respectively. These instruments were designated as cash flow hedges with gains and losses included in Accumulated other comprehensive loss. As of December 31, 2022, the Company estimates that during the next 12 months, it will reclassify approximately $0.1 million of net losses resulting from Accumulated other comprehensive loss to Interest expense.

As of December 31, 2022 and December 31, 2021, the fair values of the Company’s derivative instruments were:

(in millions)	Fair Value
Asset Derivatives	December 31, 2022	December 31, 2021
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	$15.2	$8.8
Commodity contracts	0.3	1.9
Total	$15.5	$10.7

Derivatives Designated as Net Investment Hedges
Cross-currency swaps	$—	$14.3

Other Hedging Activity
Foreign exchange contracts	$0.6	$0.1

Liability Derivatives
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	$8.0	$2.6
Commodity contracts	1.1	—
Total	$9.1	$2.6

Other Hedging Activity
Foreign exchange contracts	$0.8	$0.3

As of December 31, 2022 and December 31, 2021, asset derivatives are included within Prepaid expenses and other and Other long-term assets, and liability derivatives are included within Accrued expenses in the Consolidated Balance Sheets.

The effect of derivative instruments on the Consolidated Statements of Operations for the years ended December 31, 2022 and December 31, 2021 is as shown in the tables below.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
The amount of gain (loss) on derivatives recognized in Accumulated other comprehensive loss was as follows:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	December 31, 2022	December 31, 2021
Interest-rate contracts	$5.3	$(1.6)
Foreign exchange contracts	30.6	10.7
Commodity contracts	(2.1)	6.1
Total	$33.8	$15.2

Derivatives Designated as Net Investment Hedging Instruments
Cross-currency swaps	$28.2	$14.3

The amount of gain (loss) reclassified from Accumulated other comprehensive loss into earnings was as follows:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	Location of Gain (Loss)	December 31, 2022	December 31, 2021
Interest-rate contracts	Interest expense	$(0.3)	$(0.6)
Foreign exchange contracts	Cost of sales	26.0	(8.3)
Commodity contracts	Cost of sales	1.4	4.7
Total		$27.1	$(4.2)

Derivatives Designated as Fair Value Hedging Instruments
Interest-rate contracts	Interest expense	$0.7	$0.7

Other Hedging Activity
Foreign exchange contracts	Cost of sales	$1.0	$0.3
Foreign exchange contracts	Other expense, net	0.9	(4.1)
Total		$1.9	$(3.8)

Fair Value of Other Financial Instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents and accounts and notes receivable, approximate their fair values because of the short maturity of these instruments. As of December 31, 2022 and December 31, 2021, the fair value of the Company’s long-term debt was approximately $2,225.0 million and $1,914.7 million, respectively, and was determined using Level 1 and Level 2 inputs described in Note 6 – Fair Value Measurements, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt. The carrying value of long-term debt, including current maturities, was $2,540.5 million and $1,843.1 million as of December 31, 2022 and December 31, 2021, respectively.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Note 14 – Accrued Expenses

Accrued Expenses as of December 31, 2022 and 2021 were as follows:

(in millions)	2022	2021
Compensation and benefit plans	$180.9	$234.3
Product warranties	146.7	129.3
Sales incentives and discounts	164.2	127.6
Deferred revenue and customer deposits	70.3	61.4
Current operating lease liabilities	27.8	25.8
Interest	30.6	20.9
Income taxes	10.1	17.0
Real, personal and other non-income taxes	6.2	16.1
Insurance reserves	13.9	14.4
Environmental reserves	6.3	7.0
Legal fees	14.6	6.1
Derivatives	9.9	2.9
Other	56.8	48.5
Total accrued expenses	$738.3	$711.3

Note 15 – Debt

The following table provides the changes in the Company's debt for the year ended December 31, 2022:

(in millions)	Short-term debt and current maturities of long-term debt	Long-term debt	Total
Balance as of December 31, 2021	$37.4	$1,779.0	$1,816.4
Proceeds from issuances of debt	7.2	741.8	749.0
Repayments of long-term debt	(37.3)	(21.8)	(59.1)
Reclassification of long-term debt	81.6	(81.6)	—
Other	0.1	2.6	2.7
Balance as of December 31, 2022	$89.0	$2,420.0	$2,509.0

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Long-term debt as of December 31, 2022 and December 31, 2021 consisted of the following:

(in millions)	2022	2021
Senior Notes, 2.4% due 2031	$550.0	$550.0
Senior Notes, 0.85% due 2024	450.0	450.0
Senior Notes, 4.400% due 2032	450.0	—
Senior Notes, 5.100% due 2052	300.0	—
Senior Notes, 6.375% due 2049	230.0	230.0
Senior Notes, 6.500% due 2048	185.0	185.0
Notes, 7.125% due 2027	160.7	160.7
Senior Notes, 6.625% due 2049	125.0	125.0
Debentures, 7.375% due 2023 (A)	80.1	80.8
Term Loan, floating rate due 2023 (B) (C)	—	56.3
Other Long-term debt	13.9	7.4
Total long-term debt	2,544.7	1,845.2
Unamortized discount and issuance costs	(35.7)	(28.8)
Current maturities of long-term debt	(89.0)	(37.4)
Long-term debt, net of current maturities, unamortized discount and debt issuance costs	$2,420.0	$1,779.0

(A) Included in Debentures, 7.375% due 2023 as of December 31, 2022 and December 31, 2021, are the aggregate fair values related to the fixed-to-floating interest rate swaps as discussed in Note 13 – Financial Instruments. During the third quarter of 2022, the Debentures were reclassified from Long-term debt to Current maturities of long-term debt.
(B) During 2022, the Company made the remaining principal repayments, totaling $56.3 million.
(C) As of December 31, 2021, the interest rate was 1.72%.

Debt issuance costs paid for the year ended December 31, 2022 and December 31, 2021 were $8.2 million and $7.1 million, respectively. Debt issuance costs are reported in Net proceeds from issuances of long-term debt within cash flows from financing activities on the Consolidated Statements of Cash Flows. There were no debt issuance costs paid in 2020.

Scheduled maturities:

(in millions)
2023	$89.0
2024	451.5
2025	1.3
2026	1.1
2027	161.3
Thereafter	1,840.5
Total long-term debt including current maturities	$2,544.7

Activity

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
2024 and 2031 Notes

In August 2021, the Company issued aggregate principal amount of $450.0 million of 0.850% Senior Notes due 2024 (the "2024 Notes") and $550.0 million of 2.400% Senior Notes due 2031 (the "2031 Notes") in a public offering, which resulted in aggregate net proceeds to the Company of $992.9 million. Net proceeds from the offering were used for the acquisition of Navico and for general corporate purposes.

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

Term Loan

During 2022, the Company made the remaining principal repayments, totaling $56.3 million, of its 2023 floating-rate term loan. The term loan was redeemed at 100 percent of the principal amount plus accrued interest in accordance with the redemption provisions of the term loan. The Company recognized a loss on early extinguishment of debt of $0.1 million related to the term loan redemption. During 2021, the Company made principal repayments totaling $95.0 million.

Senior Notes due 2049

In March 2019, the Company issued an aggregate principal amount of $230.0 million of its 6.375% Senior Notes due April 2049 ("6.375% Notes") in a public offering, which resulted in aggregate net proceeds to the Company of $222.0 million. Net proceeds from the offering of the 6.375% Notes were used to prepay all of the $150.0 million, 3-year tranche loan due 2021 and for general corporate purposes.

Credit Facility

The Company maintains a Revolving Credit Agreement ("Credit Facility"). In March 2022, the Company amended its Credit Facility with certain wholly-owned subsidiaries of the Company as subsidiary borrowers and lenders as parties, and JPMorgan as administrative agent. This amends and restates the Credit Facility dated as of March 21, 2011, as amended and restated on July 16, 2021. The amended Credit Facility increased the revolving commitments to $750.0 million, with the capacity to add up to $100.0 million of additional revolving commitments, and amended the Credit Facility in certain respects, including, among other things:

•Extending the maturity date to March 31, 2027, with up to two one-year extensions available.

•Transitioning the reference rate for loans denominated in U.S. dollars from the London Interbank Offered Rate ("LIBOR") to the term Secured Overnight Financing Rate ("SOFR") with a credit-spread adjustment of 10 basis points to be added to the reference rate for borrowings of U.S. dollar loans for each interest period.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
The Company currently pays a credit facility fee of 15 basis points per annum. The facility fee per annum will be within a range of 12.5 to 30 basis points based on the Company's credit rating. Under the terms of the Credit Facility, the Company has two borrowing options: borrowing at a rate tied to adjusted SOFR rate plus 10 basis points plus a spread of 110 basis points or a base rate plus a margin of 10 basis points. The rates are determined by the Company's credit ratings, with spreads ranging from 100 to 170 basis points for SOFR rate borrowings and 0 to 70 basis points for base rate borrowings. The Company is required to maintain compliance with two financial covenants included in the Credit Facility: a minimum interest coverage ratio and a maximum net leverage ratio. The minimum interest coverage ratio, as defined in the agreement, is not permitted to be less than 3.00 to 1.00. The maximum net leverage ratio, as defined in the agreement, is not permitted to be more than 3.50 to 1.00 but allows for a 12-month increase to 4.00 to 1.00 following the consummation of a Qualified Acquisition (as such term is defined in the Amended Credit Facility). As of December 31, 2022, the Company was in compliance with the financial covenants in the Credit Facility.

During 2022, gross borrowings under the Credit Facility totaled $125.0 million. During 2021, there were no borrowings under the Credit Facility. As of December 31, 2022 and December 31, 2021, there were no borrowings outstanding, and available borrowing capacity as of December 31, 2022 totaled $747.2 million, net of $2.8 million of letters of credit outstanding under the Credit Facility. The maximum amount utilized during 2022, including letters of credit outstanding under the Credit Facility, was $127.8 million.

Commercial Paper

In December 2019, the Company entered into an unsecured commercial paper program ("CP Program") pursuant to which the Company may issue short-term, unsecured commercial paper notes ("CP Notes"). During 2022, the Company increased the size of its CP Program to allow the issuance of CP Notes in an aggregate principal amount not to exceed $500.0 million. The CP Program previously allowed the Company to issue CP Notes in an aggregate principal amount not to exceed $300.0 million outstanding at any time. Amounts available under the CP Program may be borrowed, repaid and re-borrowed from time to time with the aggregate principal amount of CP Notes outstanding under the CP Program at any time not exceeding the lower of $500.0 million or the available borrowing amount under the Credit Facility. The net proceeds of the issuances of the CP Notes are expected to be used for general corporate purposes. The maturities of the CP Notes will vary but may not exceed 397 days from the date of issue. The CP Notes will be sold under customary terms in the commercial paper market and will be issued at a discount to par or alternatively, will be issued at par and bear varying interest rates on a fixed or floating basis. During 2022, borrowings under the CP Program totaled $500.0 million, all of which were repaid during the period. During 2022, the maximum amount utilized under the CP Program was $300.0 million. During 2021, borrowings under the CP Program totaled $200.0 million, all of which were repaid during the period. During 2021, the maximum amount utilized under the CP Program was $100.0 million.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
General Provisions

The table below summarizes the general provisions of these long-term debt instruments.

	Senior Notes due 2031	Senior Notes due 2024	Senior Notes Due 2032	Senior Notes Due 2052	Senior Notes due 2049	Senior Notes due 2048	Notes due 2027	Senior Notes due 2049	Debentures due 2023
Coupon Rate	2.400%	0.850%	4.400%	5.100%	6.375%	6.500%	7.125%	6.625%	7.375%
Maturity Date	8/18/2031	8/18/2024	9/15/2032	4/1/2052	4/15/2049	10/15/2048	8/1/2027	1/15/2049	9/1/2023
Interest Payment Frequency	Semi-Annually	Semi-Annually	Semi-Annually	Semi-Annually	Quarterly	Quarterly	Semi-Annually	Quarterly	Semi-Annually
Callable	No	Yes	No	No	Yes	Yes	No	Yes	No
Price Callable at:	N/A	Par	N/A	N/A	Par	Par	N/A	Par	N/A
Callable as of:	N/A	8/18/2022	N/A	N/A	4/15/2024	10/15/2023	N/A	1/15/2024	N/A
Redeemable (A)	Yes	No	Yes	Yes	No	No	Yes	No	No
Redeemable at:	Make-Whole Premium	N/A	Make-Whole Premium	Make-Whole Premium	N/A	N/A	Make-Whole Premium	N/A	N/A
Redeemable until:	3-months prior to Maturity	N/A	3-months prior to Maturity	6-months prior to Maturity	N/A	N/A	6-months prior to Maturity	N/A	N/A
Change of Control (B)	Yes	Yes	Yes	Yes	Yes	Yes	N/A	Yes	No

(A) If the Company elects to redeem the debt instrument, it will pay a "make-whole" redemption price set forth in the respective indenture.
(B) If the Company experiences a change of control, subject to certain circumstances, the Company may be required to repurchase some or all of the notes for an amount equal to 101 percent of the outstanding principal plus any accrued and unpaid interest.

Note 16 – Postretirement Benefits

Defined Contribution Plan and Other Pension/Postretirement Benefit Plans. The Company has defined contribution plans and makes contributions including matching and annual discretionary contributions which are based on various percentages of compensation and in some instances, are based on the amount of the employees' contributions to the plans. The expense related to the defined contribution plans was $58.0 million in 2022, $47.1 million in 2021 and $49.4 million in 2020.

The Company also maintains a nonqualified pension plan and an other postretirement benefit plan. The funded status of the nonqualified pension plan includes projected and accumulated benefit obligations of $18.6 million and $24.7 million as of December 31, 2022 and 2021, respectively. The other postretirement plan is frozen. The funded status of the other postretirement benefit plan includes projected and accumulated benefit obligations of $21.1 million and $29.4 million as of December 31, 2022 and 2021, respectively.

The Company's foreign pension and other postretirement plans are not significant, individually or in the aggregate. The projected benefit obligation, net of plan assets for the Company's foreign pension plans, was $11.5 million and $16.2 million as of December 31, 2022 and 2021, respectively.

Activity impacting the Consolidated Statements of Operations and Consolidated Statements of Cash Flows related to these plans was immaterial in 2022, 2021, and 2020.

Note 17 – Stock Plans and Management Compensation

Under the Brunswick Corporation 2014 Stock Incentive Plan, the Company may grant stock appreciation rights (SARs), non-vested stock units, and performance awards to executives, other employees and non-employee directors with shares from treasury shares and from authorized, but unissued, shares of common stock initially available for grant, in addition to: (i) the forfeiture of past awards; (ii) shares not issued upon the net settlement of SARs; or (iii) shares delivered to or withheld by the Company to pay the withholding taxes related to awards. As of December 31, 2022, 4.4 million shares remained available for grant.

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

The Company recognizes the cost of non-vested stock units on a straight-line basis over the requisite service period. Additionally, cash-settled, non-vested stock units are recorded as a liability on the balance sheet and adjusted to fair value each reporting period through stock compensation expense. During the years ended December 31, 2022, 2021 and 2020, the Company charged $18.2 million, $16.3 million and $13.3 million, respectively, to compensation expense for non-vested stock units. The related income tax benefit recognized in 2022, 2021 and 2020 was $4.5 million, $4.0 million and $3.3 million, respectively. The fair value of shares vested during 2022, 2021 and 2020 was $16.7 million, $11.3 million and $6.6 million, respectively.

The weighted average price per non-vested stock unit at grant date was $93.62, $91.14 and $64.13 for units granted in 2022, 2021 and 2020, respectively. Non-vested stock unit activity for the year ended December 31, 2022 was as follows:

(in thousands, except grant date fair value)	Non-vested Stock Unit Activity	Weighted Average Grant Date Fair Value ($)
Non-vested units, unvested as of January 1, 2022	635	66.81
Awarded	226	93.62
Forfeited	(28)	83.15
Vested	(232)	51.32
Non-vested units, unvested as of December 31, 2022	601	82.14

As of December 31, 2022, there was $12.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. The Company expects this expense to be recognized over a weighted average period of 1.2 years.

Performance Awards

In February 2022, 2021 and 2020, the Company granted performance shares to certain senior executives. Performance share awards are based on three performance measures: a cash flow return on investment (CFROI) measure, an operating margin (OM) measure and a total shareholder return (TSR) modifier. Performance shares are earned based on a three-year performance period commencing at the beginning of the calendar year of each grant. The performance shares earned are then subject to a TSR modifier based on stock returns measured against stock returns of a predefined comparator group over a three-year performance period. Additionally, in February 2022, 2021 and 2020, the Company granted 24,320, 24,560 and 26,750 performance shares, respectively, to certain officers and certain senior managers based on the respective measures and performance periods described above but excluding a TSR modifier.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
The fair values of the senior executives' performance share award grants with a TSR modifier at the grant date in 2022, 2021 and 2020 were $94.59, $91.44 and $64.72, respectively, which were estimated using the Monte Carlo valuation model, and incorporated the following assumptions:

	2022	2021	2020
Risk-free interest rate	1.7%	0.2%	1.4%
Dividend yield	1.5%	1.2%	1.5%
Volatility factor	54.8%	65.6%	46.6%
Expected life of award	2.9 years	2.9 years	2.9 years

The fair value of certain officers' and certain senior managers' performance awards granted based solely on the CFROI and OM performance factors was $91.62, $87.48 and $61.91, which was equal to the stock price on the date of grant in 2022, 2021 and 2020, respectively, less the present value of dividend payments over the vesting period.

The Company recorded compensation expense related to performance awards of $3.6 million, $13.5 million and $13.8 million in 2022, 2021 and 2020, respectively. The related income tax benefit recognized in 2022, 2021 and 2020 was $0.9 million, $3.3 million and $3.4 million, respectively. The fair value of awards vested during 2022, 2021 and 2020 was $14.6 million, $18.6 million and $3.4 million, respectively.

Performance award activity for the year ended December 31, 2022 was as follows:

(in thousands, except grant date fair value)	Performance Awards	Weighted Average Grant Date Fair Value ($)
Performance awards, unvested at January 1	192	76.15
Awarded	207	70.32
Forfeited	(5)	81.31
Vested and earned	(203)	56.11
Performance awards, unvested at December 31	191	90.97

As of December 31, 2022, the Company had $3.3 million of total unrecognized compensation expense related to performance awards. The Company expects this expense to be recognized over a weighted average period of 1.5 years.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Note 18 – Comprehensive Income (Loss)

The following table presents reclassification adjustments out of Accumulated other comprehensive loss during the years ended December 31, 2022, 2021 and 2020:

(in millions)
Details about Accumulated other comprehensive loss components	2022	2021	2020	Affected line item in the statement where net income is presented
Amortization of defined benefit items:
Prior service credits	$0.7	$0.2	$0.7	Other expense, net
Net actuarial losses	(0.9)	(1.1)	(1.1)	Other expense, net
	(0.2)	(0.9)	(0.4)	Earnings before income taxes
	—	0.1	0.1	Income tax provision
	$(0.2)	$(0.8)	$(0.3)	Net earnings from continuing operations

Amount of gain (loss) reclassified into earnings on derivative contracts:
Interest rate contracts	$(0.3)	$(0.6)	$(0.6)	Interest expense
Foreign exchange contracts	26.0	(8.3)	7.4	Cost of sales
Commodity contracts	1.4	4.7	—	Cost of sales
	27.1	(4.2)	6.8	Earnings before income taxes
	(7.1)	1.3	(1.8)	Income tax provision
	$20.0	$(2.9)	$5.0	Net earnings from continuing operations

Note 19 – Treasury Stock

The Company has executed share repurchases against authorizations approved by the Board of Directors in 2021 and 2022. In 2022, the Company repurchased $450.0 million of stock under these authorizations and as of December 31, 2022, the remaining authorization was $396.4 million.

Treasury stock activity for the years ended December 31, 2022, 2021 and 2020 was as follows:

(Shares in thousands)	2022	2021	2020
Balance as of January 1	25,605	24,663	22,969
Compensation plans and other	(343)	(303)	(263)
Share repurchases	5,911	1,245	1,957
Balance as of December 31	31,173	25,605	24,663

Note 20 – Leases

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Several leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The exercise of lease renewal options is at our sole discretion. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Certain of our lease agreements include rental payments that vary based on changes in volume activity, storage activity or changes in the Consumer Price Index or other indices. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Operating lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company has certain lease agreements that contain both lease and non-lease components, which it has elected to account for as a single lease component for all asset classes.

A summary of the Company's lease assets and lease liabilities as of December 31, 2022 and December 31, 2021 is as follows:

(in millions)	Classification	2022	2021
Lease Assets
Operating lease assets	Operating lease assets	$114.8	$92.8

Lease Liabilities
Current operating lease liabilities	Accrued expenses	27.8	25.8
Non-current operating lease liabilities	Operating lease liabilities	97.8	75.5
Total lease liabilities		$125.6	$101.3

A summary of the Company's total lease cost for the years ended December 31, 2022, December 31, 2021 and December 31, 2020 is as follows:

(in millions)	Classification	2022	2021	2020
Operating lease cost	Selling, general, and administrative expense	$16.2	$13.4	$13.2
	Cost of sales	34.0	28.6	24.9
Variable lease cost	Selling, general, and administrative expense	1.3	1.1	1.1
	Cost of sales	5.5	5.2	4.8
Total lease cost (A)		$57.0	$48.3	$44.0

(A) Includes total short-term lease cost which is immaterial.

The Company's maturity analysis of its operating lease liabilities as of December 31, 2022 is as follows:

(in millions)
2023	$33.0
2024	30.3
2025	18.9
2026	13.7
2027	11.3
Thereafter	49.5
Total lease payments	156.7
Less: Interest	(31.1)
Present value of lease liabilities	$125.6

The total weighted-average discount rate and remaining lease term for the Company's operating leases were 5.35 percent and 8.02 years, respectively, as of December 31, 2022. Total operating lease payments reflected in operating cash flows were $30.0 million for the year ended December 31, 2022.

BRUNSWICK CORPORATION
Schedule II - Valuation and Qualifying Accounts
(in millions)

Allowances for Losses on Receivables	Balance at Beginning of Year	Charges to Profit and Loss	Write-offs	Recoveries	Other	Balance at End of Year
2022	$9.7	$2.0	$(2.6)	$0.3	$0.8	$10.2

2021	10.7	0.4	(1)	0.1	(0.5)	9.7

2020	8.5	3.3	(1.6)	0.1	0.4	10.7

Deferred Tax Asset Valuation Allowance	Balance at Beginning of Year	Charges to Profit and Loss (A)	Write-offs	Recoveries	Other (B)	Balance at End of Year
2022	$97.9	$(10.4)	$—	$—	$(34.7)	$52.8

2021	93.4	(24.2)	—	—	28.7	97.9

2020	93.3	(0.2)	—	—	0.3	93.4

(A) For the year ended December 31, 2022, the deferred tax asset valuation benefit activity primarily relates to reassessments for state tax credits and NOL’s and certain federal losses. For the year ended December 31, 2021, the deferred tax asset valuation benefit activity primarily relates to reassessments for state tax credits and NOL’s and to certain federal tax credits. For the year ended December 31, 2020, the deferred tax asset valuation benefit activity primarily relates to reassessments for state purposes and to certain federal tax credits.
(B) For the year ended December 31, 2022, the activity primarily relates to final adjustments to the opening balances of Foreign entities acquired during the fourth quarter of 2021. For the year ended December 31, 2021, the activity primarily relates to the opening balances of Foreign entities acquired during the year. For the year ended December 31, 2020, the activity primarily relates to foreign currency translation.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUNSWICK CORPORATION
February 16, 2023	By:	/S/ RANDALL S. ALTMAN
Randall S. Altman
Senior Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

February 16, 2023	By:	/S/ DAVID M. FOULKES
David M. Foulkes
Chief Executive Officer and Director
(Principal Executive Officer)

February 16, 2023	By:	/S/ RYAN M. GWILLIM
Ryan M. Gwillim
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

February 16, 2023	By:	/S/ RANDALL S. ALTMAN
Randall S. Altman
Senior Vice President and Controller
(Principal Accounting Officer)

This report has been signed by the following directors, constituting the remainder of the Board of Directors, by Ryan M. Gwillim, as Attorney-in-Fact.

Nancy E. Cooper
David C. Everitt
Reginald Fils-Aimé
Lauren Patricia Flaherty
Joseph W. McClanathan
David V. Singer
J. Steven Whisler
Roger J. Wood
MaryAnn Wright

February 16, 2023	By:	/S/ RYAN M. GWILLIM
Ryan M. Gwillim
Attorney-in-Fact