Form 10-Q
period 2023-04-01
BRUNSWICK CORP
filed 2023-05-04
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended April 01, 2023

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
The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of May 1, 2023 was 70,713,195.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
April 1, 2023

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(in millions, except per share data)	April 1, 2023	April 2, 2022
Net sales	$1,743.6	$1,695.7
Cost of sales	1,238.0	1,212.1
Selling, general and administrative expense	211.3	192.7
Research and development expense	48.7	51.4
Restructuring, exit and impairment charges	9.5	—
Operating earnings	236.1	239.5
Equity earnings	2.2	0.8
Other expense, net	(0.9)	(1.5)
Earnings before interest and income taxes	237.4	238.8
Interest expense	(28.2)	(18.4)
Interest income	2.2	0.1
Loss on early extinguishment of debt	—	(0.1)
Earnings before income taxes	211.4	220.4
Income tax provision	99.0	46.4
Net earnings from continuing operations	112.4	174.0
Net (loss) earnings from discontinued operations, net of tax	(0.1)	0.2
Net earnings	$112.3	$174.2

Earnings per common share:
Basic
Earnings from continuing operations	$1.57	$2.26
(Loss) earnings from discontinued operations	(0.00)	0.00
Net earnings	$1.57	$2.26

Diluted
Earnings from continuing operations	$1.56	$2.25
(Loss) earnings from discontinued operations	(0.00)	0.00
Net earnings	$1.56	$2.25

Weighted average shares used for computation of:
Basic earnings per common share	71.5	76.9
Diluted earnings per common share	71.8	77.4

Comprehensive income	$115.9	$184.1

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	April 1, 2023	December 31, 2022	April 2, 2022
Assets
Current assets
Cash and cash equivalents, at cost, which approximates fair value	$387.8	$595.6	$680.1
Restricted cash	11.1	12.9	12.2
Short-term investments in marketable securities	0.8	4.5	6.8
Total cash and short-term investments in marketable securities	399.7	613.0	699.1
Accounts and notes receivable, less allowances of $10.6, $10.2, $11.2	698.0	543.0	664.7
Inventories
Finished goods	858.6	836.1	752.4
Work-in-process	218.4	209.1	195.4
Raw materials	429.0	426.2	397.9
Net inventories	1,506.0	1,471.4	1,345.7
Prepaid expenses and other	74.7	67.8	81.7
Current assets	2,678.4	2,695.2	2,791.2

Property
Land	42.8	42.4	34.5
Buildings and improvements	582.7	564.4	497.5
Equipment	1,506.7	1,488.1	1,351.8
Total land, buildings and improvements and equipment	2,132.2	2,094.9	1,883.8
Accumulated depreciation	(1,074.2)	(1,051.4)	(1,002.3)
Net land, buildings and improvements and equipment	1,058.0	1,043.5	881.5
Unamortized product tooling costs	235.5	227.3	196.6
Net property	1,293.5	1,270.8	1,078.1

Other assets
Goodwill	974.0	967.6	889.4
Other intangibles, net	992.4	997.4	1,038.4
Deferred income tax asset	148.3	203.3	137.9
Operating lease assets	122.6	114.8	92.4
Equity investments	61.5	54.0	48.1
Other long-term assets	17.9	18.2	17.5
Other assets	2,316.7	2,355.3	2,223.7

Total assets	$6,288.6	$6,321.3	$6,093.0

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

(in millions)	April 1, 2023	December 31, 2022	April 2, 2022
Liabilities and shareholders' equity
Current liabilities
Short-term debt and current maturities of long-term debt	$89.8	$89.0	$2.3
Accounts payable	594.0	662.6	660.0
Accrued expenses	754.8	738.3	665.9
Current liabilities	1,438.6	1,489.9	1,328.2

Long-term liabilities
Debt	2,420.5	2,420.0	2,498.2
Operating lease liabilities	106.3	97.8	72.2
Postretirement benefits	48.3	49.5	65.5
Deferred income tax liability	12.4	60.7	2.9
Other	200.0	161.1	146.1
Long-term liabilities	2,787.5	2,789.1	2,784.9

Shareholders' equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares; outstanding: 70,891,000, 71,365,000 and 76,338,000 shares	76.9	76.9	76.9
Additional paid-in capital	376.0	391.3	374.5
Retained earnings	3,372.3	3,288.5	2,866.3
Treasury stock, at cost: 31,647,000, 31,173,000 and 26,200,000 shares	(1,736.8)	(1,684.9)	(1,316.2)
Accumulated other comprehensive loss	(25.9)	(29.5)	(21.6)
Shareholders' equity	2,062.5	2,042.3	1,979.9

Total liabilities and shareholders' equity	$6,288.6	$6,321.3	$6,093.0

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(in millions)	April 1, 2023	April 2, 2022
Cash flows from operating activities
Net earnings	$112.3	$174.2
Less: net (loss) earnings from discontinued operations, net of tax	(0.1)	0.2
Net earnings from continuing operations, net of tax	112.4	174.0
Stock compensation expense	5.9	4.4
Depreciation and amortization	64.7	53.6
Pension funding, net of expense	(0.6)	(0.2)
Asset impairment charges	1.2	—
Deferred income taxes	2.2	4.5
Changes in certain current assets and current liabilities	(269.7)	(394.5)
Long-term extended warranty contracts and other deferred revenue	2.5	2.4
Income taxes	78.4	16.2
Other, net	(11.5)	(1.3)
Net cash used for operating activities of continuing operations	(14.5)	(140.9)
Net cash used for operating activities of discontinued operations	(1.3)	(1.0)
Net cash used for operating activities	(15.8)	(141.9)

Cash flows from investing activities
Capital expenditures	(93.5)	(100.9)
Purchases of marketable securities	—	(6.0)
Sales or maturities of marketable securities	3.8	—
Investments	(7.6)	(4.2)
Proceeds from the sale of property, plant and equipment	2.7	2.2
Cross currency swap settlement	—	16.7
Net cash used for investing activities	(94.6)	(92.2)

Cash flows from financing activities
Proceeds from issuances of short-term debt	1.4	125.0
Payments of short-term debt	(0.2)	(125.0)
Net proceeds from issuances of long-term debt	—	741.8
Payments of long-term debt including current maturities	(0.6)	(57.1)
Common stock repurchases	(60.0)	(79.8)
Cash dividends paid	(28.5)	(28.0)
Tax withholding associated with shares issued for share-based compensation	(13.0)	(15.8)
Other, net	—	(2.0)
Net cash (used for) provided by financing activities	(100.9)	559.1

Effect of exchange rate changes	1.7	0.6
Net (decrease) increase in Cash and cash equivalents and Restricted cash	(209.6)	325.6
Cash and cash equivalents and Restricted cash at beginning of period	608.5	366.7

Cash and cash equivalents and Restricted cash at end of period	398.9	692.3
Less: Restricted cash	11.1	12.2
Cash and cash equivalents at end of period	$387.8	$680.1

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

Brunswick Corporation
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2022	$76.9	$391.3	$3,288.5	$(1,684.9)	$(29.5)	$2,042.3
Net earnings	—	—	112.3	—	—	112.3
Other comprehensive income	—	—	—	—	3.6	3.6
Dividends ($0.40 per common share)	—	—	(28.5)	—	—	(28.5)
Compensation plans and other	—	(15.3)	—	8.5	—	(6.8)
Common stock repurchases	—	—	—	(60.4)	—	(60.4)
Balance at April 1, 2023	$76.9	$376.0	$3,372.3	$(1,736.8)	$(25.9)	$2,062.5

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2021	$76.9	$394.5	$2,720.1	$(1,245.8)	$(31.5)	$1,914.2
Net earnings	—	—	174.2	—	—	174.2
Other comprehensive income	—	—	—	—	9.9	9.9
Dividends ($0.365 per common share)	—	—	(28.0)	—	—	(28.0)
Compensation plans and other	—	(20.0)	—	9.4	—	(10.6)
Common stock repurchases	—	—	—	(79.8)	—	(79.8)
Balance at April 2, 2022	$76.9	$374.5	$2,866.3	$(1,316.2)	$(21.6)	$1,979.9

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Significant Accounting Policies

Basis of Presentation. Effective January 1, 2023, Brunswick Corporation ("Brunswick" or "the Company") changed its management reporting and updated its reportable segments to Propulsion, Engine Parts and Accessories ("Engine P&A"), Navico Group and Boat to align with our internal operating structure. As a result of this change, the Company has recast all segment information for all prior periods presented. For further information, refer to our Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on April 10, 2023 and Note 9 – Segment Data.

Interim Financial Statements. Brunswick's unaudited interim condensed consolidated financial statements have been prepared pursuant to SEC rules and regulations. Therefore, certain information and disclosures normally included in financial statements and related notes prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted.

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Brunswick's 2022 Annual Report on Form 10-K for the year ended December 31, 2022 ("the 2022 Form 10-K"). These results include, in management's opinion, all normal and recurring adjustments necessary to present fairly Brunswick's financial position, results of operations and cash flows. Due to the seasonality of Brunswick's businesses, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Saturday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The first quarter of fiscal year 2023 ended on April 1, 2023 and the first quarter of fiscal year 2022 ended on April 2, 2022.

Recently Adopted Accounting Standards

Supplier Finance Programs: In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-04, Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which adds disclosure requirements associated with participation in supplier finance programs. ASU 2022-04 requires the buyer in a supplier finance program to disclose qualitative and quantitative information about the program including key terms and obligations outstanding at the end of the reporting period. ASU 2022-04 is effective for financial statements for interim and annual periods beginning after December 15, 2022. The Company adopted the guidance in ASU 2022-04 on January 1, 2023.

Under our supplier finance program, the Company agrees to pay Bank of America ("the Bank") the stated amount of confirmed invoices from our suppliers on the original invoice payment due date. Our suppliers may request payment from the Bank at a date earlier than the payment due date stated on the original invoice in exchange for a fee in the form of a discounted invoice amount. Brunswick or the Bank may terminate the agreement upon at least 90 days’ notice. The supplier invoices that have been confirmed as valid under the program require payment ranging from 60 to 120 days from the invoice date, consistent with the terms of the original invoice. The Company does not pay the Bank any service fees or subscription fees under the program. In addition, the Company does not pledge any assets as security or provide other forms of guarantees for the committed payment to the Bank. As of April 1, 2023, December 31, 2022, and April 2, 2022, the Company had $19.9 million, $18.2 million and $16.1 million confirmed invoices under the supplier finance program, respectively, which were included in Accounts payable on the Condensed Consolidated Balance Sheets.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Revenue Recognition

The following table presents the Company's revenue in categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors:

	Three Months Ended
	April 1, 2023
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Geographic Markets
United States	$495.8	$202.9	$182.3	$440.0	$1,321.0
Europe	115.5	27.0	65.4	51.1	259.0
Asia-Pacific	58.5	27.9	18.6	7.3	112.3
Canada	28.4	18.8	5.2	65.9	118.3
Rest-of-World	53.4	12.0	5.8	10.9	82.1
Segment Eliminations	(113.7)	(2.0)	(33.1)	(0.3)	(149.1)
Total	$637.9	$286.6	$244.2	$574.9	$1,743.6

	Three Months Ended
	April 2, 2022
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Geographic Markets
United States	$452.7	$224.6	$203.1	$368.4	$1,248.8
Europe	113.4	35.5	73.2	45.6	267.7
Asia-Pacific	63.3	32.1	22.2	9.1	126.7
Canada	33.2	24.0	8.3	62.2	127.7
Rest-of-World	43.3	14.1	4.8	7.5	69.7
Segment Eliminations	(109.2)	(2.1)	(33.6)	—	(144.9)
Total	$596.7	$328.2	$278.0	$492.8	$1,695.7

Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended
	April 1, 2023
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Major Product Lines
Outboard Engines	$593.2	$—	$—	$—	$593.2
Controls, Rigging, and Propellers	106.0	—	—	—	106.0
Sterndrive Engines	52.4	—	—	—	52.4
Distribution Parts & Accessories	—	175.3	—	—	175.3
Products	—	113.3	—	—	113.3
Navico Group	—	—	277.3	—	277.3
Aluminum Freshwater Boats	—	—	—	230.4	230.4
Recreational Fiberglass Boats	—	—	—	198.4	198.4
Saltwater Fishing Boats	—	—	—	113.1	113.1
Business Acceleration	—	—	—	39.8	39.8
Boat Eliminations/Other	—	—	—	(6.5)	(6.5)
Segment Eliminations	(113.7)	(2.0)	(33.1)	(0.3)	(149.1)
Total	$637.9	$286.6	$244.2	$574.9	$1,743.6

	Three Months Ended
	April 2, 2022
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Major Product Lines
Outboard Engines	$546.1	$—	$—	$—	$546.1
Controls, Rigging, and Propellers	98.5	—	—	—	98.5
Sterndrive Engines	61.3	—	—	—	61.3
Distribution Parts & Accessories	—	203.5	—	—	203.5
Products	—	126.8	—	—	126.8
Navico Group	—	—	311.6	—	311.6
Aluminum Freshwater Boats	—	—	—	220.6	220.6
Recreational Fiberglass Boats	—	—	—	164.4	164.4
Saltwater Fishing Boats	—	—	—	89.2	89.2
Business Acceleration	—	—	—	19.6	19.6
Boat Eliminations/Other	—	—	—	(1.0)	(1.0)
Segment Eliminations	(109.2)	(2.1)	(33.6)	—	(144.9)
Total	$596.7	$328.2	$278.0	$492.8	$1,695.7

As of December 31, 2022, $178.5 million of contract liabilities associated with extended warranties and customer deposits were reported in Accrued expenses and Other long-term liabilities, of which $19.0 million were recognized as revenue during the three months ended April 1, 2023. As of April 1, 2023, total contract liabilities were $189.4 million. The total amount of the transaction price allocated to unsatisfied performance obligations as of April 1, 2023 was $179.9 million for contracts greater than one year, which primarily relates to extended warranties. The Company expects to recognize $48.8 million of this amount in 2023, $40.4 million in 2024, and $90.7 million thereafter.

Note 3 – Restructuring, Exit and Impairment Activities

The Company recorded restructuring, exit and impairment charges in the Condensed Consolidated Statements of Comprehensive Income in 2023.

During the three months ended April 1, 2023, the Company recorded restructuring charges within the Engine P&A, Navico Group, Boat and Corporate segments related to headcount reductions and related costs associated with streamlining the enterprise-wide cost structure and improving operating efficiencies. The Company estimates approximately $16 million of charges, primarily within the Navico Group, Boat and Corporate segments, will be incurred related to these actions during 2023.

Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table is a summary of expenses for the three months ended April 1, 2023:

(in millions)	Engine P&A	Navico Group	Boat	Corporate	Total
Restructuring, exit and impairment activities:
Employee termination and other benefits	$0.7	$2.4	$1.4	$0.7	$5.2
Asset-related	—	1.2	—	—	1.2
Professional fees	—	—	—	3.1	3.1
Total restructuring, exit and impairment charges	$0.7	$3.6	$1.4	$3.8	$9.5

Total cash payments for restructuring, exit and impairment charges (A)	$0.2	$1.3	$0.7	$0.3	$2.5
Accrued charges at end of the period (B)	$0.5	$5.2	$0.7	$3.5	$9.9

(A) Cash payments for the three months ended April 1, 2023 may include payments related to prior period charges.
(B) Restructuring, exit and impairment charges accrued as of April 1, 2023 are expected to be paid in the next twelve months.
.
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

The Company paid net cash consideration of $93.9 million for these acquisitions. The opening balance sheets, which are preliminary and subject to change in the measurement period as the Company finalizes the purchase price allocation and fair value estimates, include $71.1 million of goodwill and $11.9 million of customer relationships. The amount assigned to customer relationships will be amortized over the estimated useful life of 10 years. Transaction costs associated with these acquisitions of $1.4 million were expensed as incurred within Selling, general and administrative expense in 2022. The acquisitions are not material to the Company's net sales, results of operations, or total assets during any period presented. Accordingly, the Company's consolidated results of operations do not differ materially from historical performance as a result of the acquisitions, and pro forma results for prior periods are not presented.

Note 5 – Financial Instruments

The Company operates globally with manufacturing and sales facilities around the world. Due to the Company’s global operations, the Company engages in activities involving both financial and market risks. The Company utilizes normal operating and financing activities, along with derivative financial instruments, to minimize these risks. See Note 13 in the Notes to Consolidated Financial Statements in the 2022 Form 10-K for further details regarding the Company's financial instruments and hedging policies.

Cross-Currency Swaps. The Company enters into cross-currency swaps to hedge Euro currency exposures of the net investment in certain foreign subsidiaries. During 2022, the Company settled $450.0 million of cross-currency swap contracts resulting in a deferred gain of $42.5 million within Accumulated other comprehensive loss. As a result, there were no cross-currency swaps outstanding as of April 1, 2023 and December 31, 2022, respectively. As of April 2, 2022, the notional value of cross-currency swap contracts outstanding was $250.0 million. The cross-currency swaps were designated as net investment hedges, with the amount of gain or loss associated with the change in fair value of these instruments included within Accumulated other comprehensive loss and recognized upon termination of the respective investment. In the first quarter of 2022, the Company settled $200.0 million of cross-currency swap contracts resulting in a deferred gain of $16.7 million within Accumulated other comprehensive loss.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Commodity Price. The Company uses commodity swaps to hedge anticipated purchases of aluminum. As of April 1, 2023, December 31, 2022 and April 2, 2022, the notional value of commodity swap contracts outstanding was $28.5 million, $24.1 million and $19.3 million, respectively, and the contracts mature through 2024. The amount of gain or loss associated with the change in fair value of these instruments is deferred in Accumulated other comprehensive loss and recognized in Cost of sales in the same period or periods during which the hedged transaction affects earnings. As of April 1, 2023, the Company estimates that, during the next 12 months, it will reclassify approximately $0.6 million in net losses (based on current prices) from Accumulated other comprehensive loss to Cost of sales.

Foreign Currency Derivatives. Forward exchange contracts outstanding as of April 1, 2023, December 31, 2022 and April 2, 2022 had notional contract values of $690.6 million, $684.8 million and $651.8 million, respectively. The forward contracts outstanding as of April 1, 2023 mature through 2024 and mainly relate to the Euro, Australian dollar, Canadian dollar, and Japanese yen. As of April 1, 2023, the Company estimates that during the next 12 months, it will reclassify approximately $7.6 million of net gains (based on current rates) from Accumulated other comprehensive loss to Cost of sales.

Interest-Rate Derivatives. During the first quarter of 2022, the Company entered into and settled a series of treasury-lock swaps to hedge the interest-rate risk associated with debt issuances, resulting in a net deferred gain of $5.1 million. As a result, there were no treasury-lock swaps outstanding as of April 1, 2023, December 31, 2022 or April 2, 2022.

The Company had net deferred gains associated with previously settled forward-starting interest-rate swaps and the treasury-lock swaps discussed above of $3.3 million, $3.2 million, and $2.9 million as of April 1, 2023, December 31, 2022, and April 2, 2022, respectively. These instruments were designated as cash flow hedges with gains and losses included in Accumulated other comprehensive loss. As of April 1, 2023, the Company estimates that during the next 12 months, it will reclassify approximately $0.1 million of net gains from Accumulated other comprehensive loss to Interest expense.

As of April 1, 2023, December 31, 2022 and April 2, 2022, the fair values of the Company’s derivative instruments were:

(in millions)	Fair Value
Asset Derivatives	April 1, 2023	December 31, 2022	April 2, 2022
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	$12.9	$15.2	$9.4
Commodity contracts	0.3	0.3	4.6
Total	$13.2	$15.5	$14.0

Derivatives Designated as Net Investment Hedges
Cross-currency swaps	$—	$—	$0.1

Other Hedging Activity
Foreign exchange contracts	$0.7	$0.6	$0.1

Liability Derivatives
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	$6.0	$8.0	$4.2
Commodity contracts	1.0	1.1	—
Total	$7.0	$9.1	$4.2

Derivatives Designated as Net Investment Hedges
Cross-currency swaps	$—	$—	$1.0

Other Hedging Activity
Foreign exchange contracts	$0.9	$0.8	$2.5

Notes to Condensed Consolidated Financial Statements
(unaudited)

As of April 1, 2023, December 31, 2022 and April 2, 2022, asset derivatives are included within Prepaid expenses and other and Other long-term assets, and liability derivatives are included within Accrued expenses and Other long-term liabilities in the Condensed Consolidated Balance Sheets.

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the three months ended April 1, 2023 and April 2, 2022 is as shown in the tables below.

The amount of gain (loss) on derivatives recognized in Accumulated other comprehensive loss was as follows:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	April 1, 2023	April 2, 2022
Interest-rate contracts	$—	$5.3
Foreign exchange contracts	3.3	2.6
Commodity contracts	(0.2)	5.0
Total	$3.1	$12.9

Derivatives Designated as Net Investment Hedging Instruments
Cross-currency swaps	$—	$1.4

The amount of gain (loss) reclassified from Accumulated other comprehensive loss into earnings was as follows:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	Location of Gain (Loss)	April 1, 2023	April 2, 2022
Interest-rate contracts	Interest expense	$(0.1)	$—
Foreign exchange contracts	Cost of sales	7.5	2.7
Commodity contracts	Cost of sales	(0.6)	1.6
Total		$6.8	$4.3

Derivatives Designated as Fair Value Hedging Instruments
Interest-rate contracts	Interest expense	$0.2	$0.2

Other Hedging Activity
Foreign exchange contracts	Cost of sales	$(0.7)	$(3.6)
Foreign exchange contracts	Other expense, net	(0.1)	—
Total		$(0.8)	$(3.6)

Fair Value of Other Financial Instruments. The carrying values of the Company's short-term financial instruments, including cash and cash equivalents and accounts and notes receivable, approximate their fair values because of the short maturity of these instruments. As of April 1, 2023, December 31, 2022 and April 2, 2022, the fair value of the Company’s long-term debt, including short-term debt and current maturities, was approximately $2,257.4 million, $2,225.0 million and $2,464.8 million, respectively, and was determined using Level 1 and Level 2 inputs described in Note 6 to the Notes to Consolidated Financial Statements in the 2022 Form 10-K. The carrying value of long-term debt, including short-term debt and current maturities, was $2,541.2 million, $2,540.5 million and $2,534.1 million as of April 1, 2023, December 31, 2022 and April 2, 2022, respectively.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 6 – Fair Value Measurements

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis:

(in millions)		Fair Value
Category	Fair Value Level	April 1, 2023	December 31, 2022	April 2, 2022
Cash equivalents	1	$0.2	$0.4	$69.2
Short-term investments in marketable securities	1	0.8	4.5	6.8
Restricted cash	1	11.1	12.9	12.2
Derivative assets	2	13.9	16.1	14.2
Derivative liabilities	2	7.9	9.9	7.7
Deferred compensation	1	1.3	1.6	1.2
Deferred compensation	2	15.2	14.1	17.7
Liabilities measured at net asset value		11.6	10.4	11.1

Note 7 – Commitments and Contingencies

Product Warranties

The following activity related to product warranty liabilities was recorded in Accrued expenses during the three months ended April 1, 2023 and April 2, 2022:

(in millions)	April 1, 2023	April 2, 2022
Balance at beginning of period	$146.7	$129.3
Payments	(19.4)	(14.3)
Provisions/additions for contracts issued/sold	25.2	21.2
Aggregate changes for preexisting warranties	0.3	(0.7)
Foreign currency translation	0.3	—
Other	1.3	(0.2)
Balance at end of period	$154.4	$135.3

Extended Product Warranties

The following activity related to deferred revenue for extended product warranty contracts was recorded in Accrued expenses and Other long-term liabilities during the three months ended April 1, 2023 and April 2, 2022:

(in millions)	April 1, 2023	April 2, 2022
Balance at beginning of period	$112.5	$99.5
Extended warranty contracts sold	8.9	7.8
Revenue recognized on existing extended warranty contracts	(6.3)	(5.5)
Foreign currency translation	—	0.2
Other	(0.1)	(0.1)
Balance at end of period	$115.0	$101.9

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 8 – Goodwill and Other Intangibles

Changes in the Company's goodwill during the three months ended April 1, 2023 and April 2, 2022, by segment, are summarized below:

(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
December 31, 2022	$14.0	$232.8	$595.8	$125.0	$967.6
Adjustments	—	—	1.7	4.7	6.4
April 1, 2023	$14.0	$232.8	$597.5	$129.7	$974.0

December 31, 2021	$14.7	$233.1	$581.8	$58.8	$888.4
Adjustments	—	(0.1)	0.8	0.3	1.0
April 2, 2022	$14.7	$233.0	$582.6	$59.1	$889.4

Adjustments in both periods include the effect of foreign currency translation on goodwill denominated in currencies other than the U.S. dollar. In addition, adjustments during the three months ended April 1, 2023 also include $4.5 million of purchase accounting adjustments from 2022 Freedom Boat Club acquisitions, related to boat fleet fair market value adjustments. There was no accumulated impairment loss on Goodwill as of April 1, 2023, December 31, 2022 or April 2, 2022. As discussed in Note 1 – Significant Accounting Policies, effective January 1, 2023, we changed our reportable segments. Concurrent with the change in reportable segments, the Navico Group operating segment is now also the reporting unit at which we evaluate goodwill for impairment. As a result of this change, we evaluated impairment indicators at the previous reporting units immediately prior to the change and at the Navico Group reporting unit immediately following the change and concluded there were no indicators of impairment.

The Company's intangible assets, included within Other intangibles, net on the Condensed Consolidated Balance Sheets as of April 1, 2023, December 31, 2022 and April 2, 2022, are summarized by intangible asset type below:

	April 1, 2023		December 31, 2022		April 2, 2022
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Customer relationships	$897.7	$(397.5)	$897.4	$(386.1)	$889.1	$(351.9)
Trade names	305.5	—	305.4	—	305.9	—
Developed technology	160.0	(16.0)	160.0	(13.3)	160.0	(5.3)
Other	79.2	(36.5)	67.6	(33.6)	64.1	(23.5)
Total	$1,442.4	$(450.0)	$1,430.4	$(433.0)	$1,419.1	$(380.7)

Other intangible assets primarily consist of software, patents and franchise agreements. Gross amounts and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation. Aggregate amortization expense for intangibles was $16.6 million and $15.9 million for the three months ended April 1, 2023 and April 2, 2022, respectively.

The Company tests its intangible assets for impairment during the fourth quarter of each year, or whenever a significant change in events and circumstances (triggering event) occurs that indicates the fair value of intangible assets may be below their carrying values. The Company did not record an impairment charge during the three months ended April 1, 2023 or April 2, 2022.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 9 – Segment Data

Change in Reportable Segments
Effective January 1, 2023, the Company changed its management reporting and updated its reportable segments to Propulsion, Engine P&A, Navico Group and Boat to align with our internal operating structure.

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

Engine P&A. The Engine P&A segment manufactures, markets, supplies and distributes products for both marine and non-marine markets. These products are designed for and sold mostly to aftermarket retailers, distributors, and distribution businesses, as well as original equipment manufacturers (including Brunswick brands). Company-branded products include consumables, such as engine oils and lubricants, and are sold under the Mercury, Mercury Precision Parts, Quicksilver, and Seachoice brands. The Engine P&A segment also includes distribution businesses such as Land 'N' Sea, Kellogg Marine Supply, Lankhorst Taselaar, BLA, and Payne's Marine Group, which distribute third-party and Company products. These businesses are leading distributors of marine parts and accessories throughout North America, Europe, and Asia-Pacific. The segment's manufacturing and distribution facilities are primarily located in North America, Europe, Australia, and New Zealand.

Navico Group. The Navico Group segment designs, develops, manufactures, and markets products and systems for the marine, RV, specialty vehicle and industrial markets. Navico Group's brand portfolio includes the Ancor, Attwood, B&G, BEP, Blue Sea Systems, C-MAP, CZone, Garelick, Lenco, Lowrance, Marinco, Mastervolt, MotorGuide, Progressive Industries, ProMariner, RELiON, Simrad and Whale brand names. These brands span multiple categories, including marine electronics, sensors, control systems, instruments, power systems, and general accessories. The segment's manufacturing and distribution facilities are primarily located in North America, Europe, Australia, and New Zealand.

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

Information about the operations of Brunswick's reportable segments is set forth below:

	Net Sales		Operating Earnings (Loss)
	Three Months Ended		Three Months Ended
(in millions)	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Propulsion	$751.6	$705.9	$151.1	$125.3
Engine P&A	288.6	330.3	47.8	61.0
Navico Group	277.3	311.6	12.8	30.6
Boat	575.2	492.8	57.8	45.3
Corporate/Other	—	—	(33.4)	(22.7)
Segment Eliminations	(149.1)	(144.9)	—	—
Total	$1,743.6	$1,695.7	$236.1	$239.5

	Total Assets
(in millions)	April 1, 2023	December 31, 2022	April 2, 2022
Propulsion	$1,634.0	$1,516.7	$1,358.0
Engine P&A	940.6	868.6	918.5
Navico Group	2,152.7	2,169.0	2,172.6
Boat	882.5	829.8	673.7
Corporate/Other	678.8	937.2	970.2
Total	$6,288.6	$6,321.3	$6,093.0
Note 10 – Comprehensive Income

Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets includes foreign currency cumulative translation adjustments; prior service costs and credits and net actuarial gains and losses for defined benefit plans; and unrealized derivative gains and losses, all net of tax. Changes in the components of Accumulated other comprehensive loss, all net of tax, for the three months ended April 1, 2023 and April 2, 2022 are as follows:

	Three Months Ended
(in millions)	April 1, 2023	April 2, 2022
Net earnings	$112.3	$174.2
Other comprehensive income (loss):
Foreign currency cumulative translation adjustments	6.3	2.1
Net change in unamortized actuarial gains	0.1	0.2
Net change in unrealized derivative gains	(2.8)	7.6
Total other comprehensive income	3.6	9.9
Comprehensive income	$115.9	$184.1

Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the three months ended April 1, 2023:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial gains	Unrealized investment gains	Net derivative gains	Total
Beginning balance	$(71.3)	$(4.1)	$9.7	$0.2	$36.0	$(29.5)
Other comprehensive income before reclassifications (A)	6.3	—	—	—	2.1	8.4
Amounts reclassified from Accumulated other comprehensive loss (B)	—	—	0.1	—	(4.9)	(4.8)
Net other comprehensive income (loss)	6.3	—	0.1	—	(2.8)	3.6
Ending balance	$(65.0)	$(4.1)	$9.8	$0.2	$33.2	$(25.9)

(A) The tax effects for the three months ended April 1, 2023 were $(0.1) million for foreign currency translation and $(1.0) million for derivatives.
(B) See the table depicting reclassification adjustments out of Accumulated other comprehensive loss below for the tax effects for the three months ended April 1, 2023.

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the three months ended April 2, 2022:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Unrealized investment gains	Net derivative gains	Total
Beginning balance	$(34.5)	$(3.7)	$(3.4)	$0.2	$9.9	$(31.5)
Other comprehensive income before reclassifications (A)	2.1	—	—	—	10.8	12.9
Amounts reclassified from Accumulated other comprehensive loss (B)	—	—	0.2	—	(3.2)	(3.0)
Net other comprehensive income	2.1	—	0.2	—	7.6	9.9
Ending balance	$(32.4)	$(3.7)	$(3.2)	$0.2	$17.5	$(21.6)

(A) The tax effects for the three months ended April 2, 2022 were $1.6 million for foreign currency translation and $(3.5) million for derivatives.
(B) See the table depicting reclassification adjustments out of Accumulated other comprehensive loss below for the tax effects for the three months ended April 2, 2022

The following table presents reclassification adjustments out of Accumulated other comprehensive loss during the three and three months ended April 1, 2023 and April 2, 2022:

	Three Months Ended
Details about Accumulated other comprehensive (loss) income components (in millions)	April 1, 2023	April 2, 2022	Affected line item in the statement where net income is presented
Amortization of defined benefit items:
Net actuarial losses	$(0.1)	$(0.2)	Other expense, net
	(0.1)	(0.2)	Earnings before income taxes
	—	—	Income tax provision
	$(0.1)	$(0.2)	Net earnings from continuing operations

Amount of (loss) gain reclassified into earnings on derivative contracts:
Interest-rate contracts	$(0.1)	$—	Interest expense
Foreign exchange contracts	7.5	2.7	Cost of sales
Commodity contracts	(0.6)	1.6	Cost of sales
	6.8	4.3	Earnings before income taxes
	(1.9)	(1.1)	Income tax provision
	$4.9	$3.2	Net earnings from continuing operations

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 11 – Income Taxes

The effective tax rate for the three months ended April 1, 2023 and April 2, 2022 was 46.8 percent and 21.1 percent, respectively. In the first quarter of 2023, we completed an intercompany sale of certain intellectual property rights in order to better align the ownership of those rights with how our business operates. The completion of this sale from one of our affiliates in Norway to the United States resulted in $52.9 million of discrete income tax expense. The income tax will be paid over time as permitted under current Norwegian tax law.

The Company is regularly audited by federal, state and foreign tax authorities. The Internal Revenue Service ("IRS") has completed its field examination and has issued its Revenue Agents Report through the 2014 tax year and all open issues have been resolved. The Company is currently open to tax examinations by the IRS for the 2019 through 2021 tax years. The Company is open to state and local tax audits in major tax jurisdictions dating back to the 2017 taxable year. The Company is no longer subject to income tax examinations by any major foreign tax jurisdiction for years prior to 2015.

Note 12 – Debt

The following table provides the changes in the Company's debt for the three months ended April 1, 2023:

(in millions)	Short-term debt and current maturities of long-term debt	Long-term debt	Total
Balance as of December 31, 2022	$89.0	$2,420.0	$2,509.0
Proceeds from issuances of debt	1.4	—	1.4
Repayments of debt	(0.8)	—	(0.8)
Reclassification of long-term debt	0.2	(0.2)	—
Other	—	0.7	0.7
Balance as of April 1, 2023	$89.8	$2,420.5	$2,510.3

As of April 1, 2023, Brunswick was in compliance with the financial covenants associated with its debt.

2032 and 2052 Notes

In March 2022, the Company issued an aggregate principal amount of $450.0 million of 4.400% Senior Notes due 2032 (the "2032 Notes") and $300.0 million of 5.100% Senior Notes due 2052 (the "2052 Notes" and, together with the 2032 Notes, the "Notes") in a public offering, which resulted in aggregate net proceeds to the Company of $741.8 million. The Company used the net proceeds from the sale of the Notes for general corporate purposes.

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

Notes to Condensed Consolidated Financial Statements
(unaudited)

If the Company experiences a change-of-control triggering event with respect to a series of Notes, as defined in the Fifth Supplemental Indenture, each holder of such series of Notes may require the Company to repurchase some or all of its Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to, but not including, the repurchase date.

Term Loan

During the three months ended April 2, 2022, the Company made the remaining principal repayments, totaling $56.3 million, of its 2023 floating-rate term loan. The term loan was redeemed at 100 percent of the principal amount plus accrued interest in accordance with the redemption provisions of the term loan. The Company recognized a loss on early extinguishment of debt of $0.1 million related to the term loan redemption.

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

During the three months ended April 1, 2023, there were no borrowings under the Credit Facility, and available borrowing capacity totaled $741.9 million, net of $8.1 million of letters of credit outstanding, under the Credit Facility.

During the three months ended April 2, 2022, gross borrowings under the Credit Facility totaled $125.0 million. As of April 2, 2022, there were no borrowings outstanding and available borrowing capacity totaled $747.2 million, net of $2.8 million of letters of credit outstanding, under the Credit Facility. The maximum amount utilized under the Credit Facility during the three months ended April 2, 2022, including letters of credit outstanding under the Credit Facility, was $127.8 million. Refer to Note 15 in the Notes to Consolidated Financial Statements in the 2022 Form 10-K for details regarding Brunswick's Credit Facility.

Commercial Paper

In December 2019, the Company entered into an unsecured commercial paper program ("CP Program") pursuant to which the Company may issue short-term, unsecured commercial paper notes ("CP Notes"). During the second quarter of 2022, the Company increased the size of its CP Program to allow the issuance of CP Notes in an aggregate principal amount not to exceed $500.0 million outstanding at any time. The CP Program previously allowed the Company to issue CP Notes in an aggregate principal amount not to exceed $300.0 million outstanding at any time. Amounts available under the CP Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate principal amount of CP Notes outstanding under the CP Program at any time not exceeding the lower of $500.0 million or the available borrowing amount under the Credit Facility. During the first three months of 2023, borrowings under the CP Program totaled $85.0 million, all of which were repaid during the period. During the three months ended April 1, 2023, the maximum amount utilized under the CP Program was $85.0 million. Refer to Note 15 in the Notes to Consolidated Financial Statements in the 2022 Form 10-K for details regarding Brunswick's CP Program.

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

Change in Reportable Segments

Effective January 1, 2023, the Company changed its management reporting and updated its reportable segments to Propulsion, Engine P&A, Navico Group and Boat to align with its internal operating structure. For further information, refer to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2023 and Note 9 – Segment Data in the Notes to Condensed Consolidated Financial Statements.

Acquisitions

During the second quarter of 2022, we acquired certain Freedom Boat Club franchise operations and territory rights as well as certain marine assets in the Southeast United States for net cash consideration of $93.9 million. Refer to Note 4 – Acquisitions in the Notes to Condensed Consolidated Financial Statements for further information.

Overview

Net sales increased 3 percent during the first quarter of 2023 when compared with the first quarter of 2022. Our Propulsion business delivered outstanding results driven by increased shipments of high-horsepower outboard products to international customers and original equipment manufacturers ("OEM"), enabled by the recent manufacturing capacity expansion. Our Engine P&A business experienced sales declines versus the record first quarter of 2022 driven by softness in the international markets and our third-party distribution businesses as dealers and retailers right-sized inventories. Navico Group sales declined versus the first quarter of 2022 due to lower sales into the retail channel and to RV OEMs, and unfavorable currency exchange rate fluctuations. Our Boat business experienced robust sales growth with all product categories contributing to the performance. Our international net sales decreased 3 percent and increased 1 percent in the first quarter on a GAAP and constant currency basis, respectively.

Operating earnings in the first quarter of 2023 were $236.1 million and $262.4 million on a GAAP and As Adjusted basis, respectively. This compares to operating earnings during the first quarter of 2022 of $239.5 million and $267.5 million on a GAAP and an As Adjusted basis, respectively.

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

The table below summarizes the impact of changes in currency exchange rates and also the impact of acquisitions on our net sales:

	Three Months Ended
	Net Sales		2023 vs. 2022
(in millions)	April 1, 2023	April 2, 2022	GAAP	Currency Impact	Acquisition Benefit
Propulsion	$751.6	$705.9	6.5%	(1.5)%	—%
Engine P&A	288.6	330.3	(12.6)%	(1.2)%	—%
Navico Group	277.3	311.6	(11.0)%	(1.5)%	—%
Boat	575.2	492.8	16.7%	(1.0)%	3.1%
Segment Eliminations	(149.1)	(144.9)	2.9%	(0.7)%	—%
Total	$1,743.6	$1,695.7	2.8%	(1.4)%	0.9%

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Condensed Consolidated Statements of Comprehensive Income for the three months ended:

	Three Months Ended		2023 vs. 2022
(in millions, except per share data)	April 1, 2023	April 2, 2022	$ Change	% Change
Net sales	$1,743.6	$1,695.7	$47.9	2.8%
Gross margin(A)	505.6	483.6	22.0	4.5%
Restructuring, exit and impairment charges	9.5	—	9.5	NM
Operating earnings	236.1	239.5	(3.4)	(1.4)%
Net earnings from continuing operations	112.4	174.0	(61.6)	(35.4)%

Diluted earnings per common share from continuing operations	$1.56	$2.25	$(0.69)	(30.7)%

Expressed as a percentage of Net sales:
Gross margin (A)	29.0%	28.5%		50	bps
Selling, general and administrative expense	12.1%	11.4%		70	bps
Research and development expense	2.8%	3.0%		(20)	bps
Restructuring, exit and impairment charges	0.5%	—%		50	bps
Operating margin	13.5%	14.1%		(60)	bps

bps = basis points
NM = not meaningful

(A)Gross margin is defined as Net sales less Cost of sales as presented in the Condensed Consolidated Statements of Comprehensive Income.

The following is a summary of Adjusted operating earnings and Adjusted diluted earnings per common share from continuing operations for the three months ended April 1, 2023 when compared with the same prior year comparative period:

	Three Months Ended
	Operating Earnings		Diluted Earnings Per Share
(in millions, except per share data)	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
GAAP	$236.1	$239.5	$1.56	$2.25
Restructuring, exit and impairment charges	9.5	—	0.10	—
Purchase accounting amortization	14.2	23.0	0.16	0.23
Acquisition, integration and IT-related costs	2.6	5.0	0.03	0.05
Special tax items	—	—	0.72	—
As Adjusted	$262.4	$267.5	$2.57	$2.53

GAAP operating margin	13.5%	14.1%
Adjusted operating margin	15.0%	15.8%

Net sales increased 3 percent during the first quarter of 2023 when compared with the same prior year period. The components of the consolidated net sales change were as follows:

Percent change in net sales compared to the prior comparative period
2023
Product Mix and Price	13.0%
Acquisitions	0.9%
Volume	(9.7)%
Currency	(1.4)%
2.8%

Gross margin percentage increased 50 basis points in the first quarter of 2023 when compared to the same prior year period, driven by increased sales (440 bps), acquisitions (80 bps) and favorable timing of capitalized variances (70 bps), partially offset by higher manufacturing costs including material and labor inflation (460 bps), depreciation (60 bps) and unfavorable foreign currency exchange rate fluctuations (20 bps).

Selling, general and administrative expense as a percentage of net sales increased 70 basis points during the first quarter of 2023 when compared with the same prior year period, due to increased spending on sales and marketing (50 bps) and technology initiatives (20 bps). Research and development expense decreased in 2023 versus 2022.

We recorded Restructuring, exit and impairment charges of $9.5 million during the three months ended April 1, 2023. We did not recognize any Restructuring, exit and impairment charges during the three months ended April 2, 2022. Refer to Note 3 – Restructuring, Exit and Impairment Activities in the Notes to Condensed Consolidated Financial Statements for further information.

We recorded Equity earnings of $2.2 million and $0.8 million in the three months ended April 1, 2023 and April 2, 2022, respectively, which were mainly related to our marine and technology-related joint ventures.

We recognized $(0.9) million and $(1.5) million in Other expense, net in the three months ended April 1, 2023 and April 2, 2022, respectively. Other expense, net primarily includes remeasurement gains and losses resulting from changes in foreign currency rates and other postretirement benefit costs.

Net interest expense increased for the three months ended April 1, 2023 when compared with the same prior year period due to timing of average daily debt outstanding. Refer to Note 12 – Debt in the Notes to Condensed Consolidated Financial Statements and Note 15 - Debt in the Notes to Consolidated Financial Statements in the 2022 Form 10-K.

We recognized an Income tax provision for the three months ended April 1, 2023 of $99.0 million, an increase of $52.6 million when compared to $46.4 million for the three months ended April 2, 2022. The increase is due to a discrete income tax expense recorded in connection with the intercompany sale of intellectual property rights during the quarter.

The effective tax rate, which is calculated as the Income tax provision as a percentage of Earnings before income taxes, for the three months ended April 1, 2023 and April 2, 2022 was 46.8 percent and 21.1 percent, respectively.

Due to the factors described in the preceding paragraphs, Operating earnings, Net earnings from continuing operations, and Diluted earnings per common share from continuing operations decreased during the first quarter of 2023 when compared with the same prior year period.

Propulsion Segment

The following table sets forth Propulsion segment's results for the three months ended:

	Three Months Ended		2023 vs. 2022
(in millions)	April 1, 2023	April 2, 2022	$ Change	% Change
Net sales	$751.6	$705.9	$45.7	6.5%
Operating earnings	151.1	125.3	25.8	20.6%
Operating margin	20.1%	17.8%		230	bps

bps = basis points

Propulsion segment's net sales increased $45.7 million, or 7 percent, in the first quarter of 2023 compared to the first quarter of 2022 driven by continued increased sales of high-horsepower outboard products. The components of the Propulsion segment's net sales change were as follows:

Percent change in net sales compared to the prior comparative period
2023
Product Mix and Price	24.2%
Volume	(16.2)%
Currency	(1.5)%
6.5%

International sales were 34 percent of the segment's net sales in the first quarter of 2023, and increased 1 percent from the prior year on a GAAP basis. On a constant currency basis, international net sales increased 5 percent.

Propulsion segment's operating earnings in the first quarter of 2023 were $151.1 million, an increase of 21 percent when compared to the first quarter of 2022, as a result of increased sales, manufacturing efficiencies and timing related to capitalized inventory variances.

Engine P&A Segment

The following table sets forth Engine P&A segment's results for the three months ended:

	Three Months Ended		2023 vs. 2022
(in millions)	April 1, 2023	April 2, 2022	$ Change	% Change
Net sales	$288.6	$330.3	$(41.7)	(12.6)%

GAAP operating earnings	$47.8	$61.0	$(13.2)	(21.6)%
Restructuring, exit and impairment charges	0.7	—	0.7	NM
Adjusted operating earnings	$48.5	$61.0	$(12.5)	(20.5)%

GAAP operating margin	16.6%	18.5%		(190) bps
Adjusted operating margin	16.8%	18.5%		(170) bps

NM = not meaningful
bps = basis points

Engine P&A segment's net sales decreased $41.7 million, or 13 percent, in the first quarter of 2023 versus the first quarter of 2022, as increases in our U.S. products business were more than offset by softness in international markets and in our third-party distribution business. The components of the Engine P&A segment's net sales change were as follows:

Percent change in net sales compared to the prior comparative period
2023
Volume	(17.1)%
Product Mix and Price	5.7%
Currency	(1.2)%
(12.6)%

International sales were 30 percent of the Engine P&A segment's net sales in the first quarter of 2023 and decreased 19 percent year over year on a GAAP basis. On a constant currency basis, international net sales decreased 15 percent.

Engine P&A segment's operating earnings in the first quarter of 2023 were $47.8 million, a decrease of 22 percent compared to the first quarter of 2022 due to decreased sales, material inflation and elevated costs associated with transitioning our distribution hub to our new state of the art facility in Brownsburg, Indiana.

Navico Group Segment

The following table sets forth Navico Group segment's results for the three months ended:

	Three Months Ended		2023 vs. 2022
(in millions)	April 1, 2023	April 2, 2022	$ Change	% Change
Net sales	$277.3	$311.6	$(34.3)	(11.0)%

GAAP operating earnings	$12.8	$30.6	$(17.8)	(58.2)%
Restructuring, exit and impairment charges	3.6	—	3.6	NM
Purchase accounting amortization	13.3	22.4	(9.1)	(40.6)%
Acquisition, integration, and IT-related costs	0.8	2.6	(1.8)	(69.2)%
Adjusted operating earnings	$30.5	$55.6	$(25.1)	(45.1)%

GAAP operating margin	4.6%	9.8%		(520) bps
Adjusted operating margin	11.0%	17.8%		(680) bps

NM = not meaningful
bps = basis points

Navico Group segment's net sales decreased $34.3 million, or 11 percent, in the first quarter of 2023 versus the first quarter of 2022 due to re-stocking dynamics in the aftermarket channels, unfavorable foreign currency exchange rates and a reduction in sales to RV manufacturers due to first quarter production shutdowns. The components of the Navico Group segment's net sales change were as follows:

Percent change in net sales compared to the prior comparative period
2023
Volume	(11.6)%
Product Mix and Price	2.1%
Currency	(1.5)%
(11.0)%

International sales were 34 percent of the Navico Group segment's net sales in the first quarter of 2023 and decreased 12 percent year over year on a GAAP basis. On a constant currency basis, international net sales decreased 8 percent.

Navico Group segment's operating earnings in the first quarter of 2023 were $12.8 million, a decrease of 58 percent compared to the first quarter of 2022 as decreased sales, material inflation, temporary margin pressures related to a new product launch and unfavorable foreign currency impacts more than offset reductions in operating expenses due to restructuring actions executed in the quarter.

Boat Segment

The following table sets forth Boat segment's results for the three months ended:

	Three Months Ended		2023 vs. 2022
(in millions)	April 1, 2023	April 2, 2022	$ Change	% Change
Net sales	$575.2	$492.8	$82.4	16.7%

GAAP operating earnings	$57.8	$45.3	$12.5	27.6%
Restructuring, exit and impairment charges	1.4	—	1.4	NM
Acquisition, integration, and IT-related costs	1.0	2.4	(1.4)	(58.3)%
Purchase accounting amortization	0.9	0.6	0.3	50.0%
Adjusted operating earnings	$61.1	$48.3	$12.8	26.5%

GAAP operating margin	10.0%	9.2%		80 bps
Adjusted operating margin	10.6%	9.8%		80 bps

NM = not meaningful
bps = basis points

Boat segment's net sales increased $82.4 million, or 17 percent, in the first quarter of 2023 versus the first quarter of 2022 due to increased sales volumes to dealers and positive mix and price. The components of the Boat segment's net sales change were as follows:

Percent change in net sales compared to the prior comparative period
2023
Volume	9.0%
Product Mix and Price	5.6%
Acquisitions	3.1%
Currency	(1.0)%
16.7%

International sales were 24 percent of the segment's net sales in the first quarter of 2023 and increased 9 percent on a GAAP basis. On a constant currency basis, international net sales increased 12 percent.

Boat segment's operating earnings in the first quarter of 2023 were $57.8 million, an increase of 28 percent when compared to the first quarter of 2022, due to increased sales together with positive product mix and from the substantial completion of production ramp-up activities in our new Boston Whaler facility, partially offset by continued cost inflation, higher discounting levels versus the first quarter of 2022 and delayed shipments related to a supplier recall impacting mainly sterndrive fiberglass boats.

Corporate/Other

The following table sets forth Corporate/Other results for the three months ended:

	Three Months Ended		2023 vs. 2022
(in millions)	April 1, 2023	April 2, 2022	$ Change	% Change
Operating loss	$(33.4)	$(22.7)	$(10.7)	47.1%
Restructuring, exit and impairment charges	3.8	—	3.8	NM
Acquisition, integration, and IT-related costs	0.8	—	0.8	NM
Adjusted operating loss	$(28.8)	$(22.7)	$(6.1)	26.9%

NM = not meaningful

Corporate operating expenses in the first quarter of 2023 were $33.4 million, an increase of 47 percent when compared to the first quarter of 2022, primarily due to increased spending on enterprise growth initiatives and spending on restructuring actions executed in the quarter.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the three months ended:

(in millions)	April 1, 2023	April 2, 2022
Net cash used for operating activities of continuing operations	$(14.5)	$(140.9)
Net cash (used for) provided by:
Plus: Capital expenditures	(93.5)	(100.9)
Plus: Proceeds from the sale of property, plant and equipment	2.7	2.2
Plus: Effect of exchange rate changes	1.7	0.6
Total free cash flow (A)	$(103.6)	$(239.0)

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

2023 Cash Flow

Net cash used for operating activities of continuing operations in the three months ended April 1, 2023 totaled $14.5 million versus $140.9 million in the comparable period of 2022. The decrease is primarily due to decreases in working capital usage and income taxes, partially offset by lower net earnings.

The primary drivers of net cash used for operating activities of continuing operations in the three months ended April 1, 2023 were seasonal increases in working capital, partially offset by net earnings, net of non-cash items. Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Condensed Consolidated Balance Sheets, excluding the impact of acquisitions and non-cash adjustments. Accounts and notes receivable increased $153.8 million, primarily due to increased sales. Inventory increased $38.0 million driven by seasonal inventory purchases and cost inflation. Accounts payable decreased $59.1 million, primarily due to timing of payments. Accrued expenses decreased $17.4 million, primarily driven by lower accrued variable compensation expense, including the payment of the prior year's variable compensation which had been accrued as of December 31, 2022.

Net cash used for investing activities of continuing operations was $94.6 million, which included $93.5 million of capital expenditures and $7.6 million of investments in our joint venture partially offset by $3.8 million of sales or maturities of marketable securities and $2.7 million of sales of property, plant and equipment. Our capital spending was focused on investments in capacity expansion, new products, and technologies.

Net cash used for financing activities was $100.9 million and primarily related to common stock repurchases and cash dividends paid to common shareholders.

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

Liquidity and Capital Resources

We view our highly liquid assets as of April 1, 2023, December 31, 2022 and April 2, 2022 as:

(in millions)	April 1, 2023	December 31, 2022	April 2, 2022
Cash and cash equivalents	$387.8	$595.6	$680.1
Short-term investments in marketable securities	0.8	4.5	6.8
Total cash, cash equivalents and marketable securities	$388.6	$600.1	$686.9

The following table sets forth an analysis of total liquidity as of April 1, 2023, December 31, 2022 and April 2, 2022:

(in millions)	April 1, 2023	December 31, 2022	April 2, 2022
Cash, cash equivalents and marketable securities	$388.6	$600.1	$686.9
Amounts available under lending facility (A)	741.9	747.2	747.2
Total liquidity (B)	$1,130.5	$1,347.3	$1,434.1

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

Cash, cash equivalents and marketable securities totaled $388.6 million as of April 1, 2023, a decrease of $211.5 million from $600.1 million as of December 31, 2022, and a decrease of $298.3 million from $686.9 million as of April 2, 2022. Total debt as of April 1, 2023, December 31, 2022 and April 2, 2022 was $2,510.3 million, $2,509.0 million and $2,500.5 million, respectively. Our debt-to-capitalization ratio was 55 percent as of April 1, 2023, consistent with 55 percent as of December 31, 2022 and a decrease from 56 percent as of April 2, 2022.

There were no borrowings under the Credit Facility during the three months ended April 1, 2023, and thus we did not have any borrowings outstanding under the Credit Facility as of April 1, 2023. Available borrowing capacity under the Credit Facility totaled $741.9 million, net of $8.1 million of letters of credit outstanding. During the three months ended April 1, 2023, the maximum amount utilized under the CP Program was $85.0 million. Refer to Note 12 – Debt in the Notes to Condensed Consolidated Financial Statements and Note 15 - Debt in the Notes to Consolidated Financial Statements in the 2022 Form 10-K, for further details.

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

2023 Capital Strategy

Our expected full-year capital expenditures remains at approximately $350 million and our estimate of full-year interest expense remains at approximately $100 million. We increased our anticipated share repurchases for 2023 to now exceed $200 million, lowering our expected average diluted shares outstanding for the year to approximately 71 million shares. Additionally, our estimate of working capital usage remains at approximately $100 million for the year.

Financing Joint Venture

Details of our Financing Joint Venture are outlined in the 2022 Form 10-K. There have been no material changes in our Financing Joint Venture since December 31, 2022.

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet arrangements and contractual obligations as of December 31, 2022 are detailed in the 2022 Form 10-K. There have been no material changes in these arrangements and obligations outside the ordinary course of business since December 31, 2022.

Environmental Regulation

There were no material changes in our environmental regulatory requirements since the filing of our 2022 Form 10-K.

Critical Accounting Policies

There were no material changes in our critical accounting policies since the filing of our 2022 Form 10-K.

As discussed in the 2022 Form 10-K, the preparation of the consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and revenues and expenses during the periods reported. Actual results may differ from those estimates.

Recent Accounting Pronouncements

Recent accounting pronouncements that have been adopted during the three months ended April 1, 2023, or will be adopted in future periods, are included in Note 1 – Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations, estimates, and projections about Brunswick’s business and by their nature address matters that are, to different degrees, uncertain. Words such as “may,” “could,” “should,” “expect,” "anticipate," "project," "position," “intend,” “target,” “plan,” “seek,” “estimate,” “believe,” “predict,” “outlook,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this report. These risks include, but are not limited to: the effect of adverse general economic conditions, including the amount of disposable income consumers have available for discretionary spending; changes in currency exchange rates; fiscal and monetary policy changes; higher energy and fuel costs; competitive pricing pressures; adverse capital market conditions; actual or anticipated increases in costs, disruptions of supply, or defects in raw materials, parts, or components we purchase from third parties; supplier manufacturing constraints, increased demand for shipping carriers, and transportation disruptions; managing our manufacturing footprint; international business risks, geopolitical tensions or conflicts, sanctions, embargoes, or other regulations; public health emergencies or pandemics, such as the coronavirus (COVID-19) pandemic; adverse weather conditions, climate change events and other catastrophic event risks; our ability to develop new and innovative products and services at a competitive price; loss of key customers; our ability to meet demand in a rapidly changing environment; absorbing fixed costs in production; risks associated with joint ventures that do not operate solely for our benefit; our ability to integrate acquisitions, including Navico, and the risk for associated disruption to our business; our ability to successfully implement our strategic plan and growth initiatives; attracting and retaining skilled labor, implementing succession plans for key leadership, and executing organizational and leadership changes; our ability to identify, complete, and integrate targeted acquisitions; the risk that restructuring or strategic divestitures will not provide business benefits; maintaining effective distribution; dealers and customers being able to access adequate financing; requirements for us to repurchase inventory; inventory reductions by dealers, retailers, or independent boat builders; risks related to the Freedom Boat Club franchise business model; outages, breaches, or other cybersecurity events regarding our technology systems, which could affect manufacturing and business operations and could result in lost or stolen information and associated remediation costs; our ability to protect our brands and intellectual property; changes to U.S. trade policy and tariffs; any impairment to the value of goodwill and other assets; product liability, warranty, and other claims risks; legal, environmental, and other regulatory compliance, including increased costs, fines, and reputational risks; changes in income tax legislation or enforcement; managing our share repurchases; and risks associated with certain divisive shareholder activist actions.

Additional risk factors are included in the 2022 Form 10-K. Forward-looking statements speak only as of the date on which they are made, and Brunswick does not undertake any obligation to update them to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices. We enter into various hedging transactions to mitigate these risks in accordance with guidelines established by our management. We do not use financial instruments for trading or speculative purposes. Our risk management objectives are described in Note 5 – Financial Instruments in the Notes to Condensed Consolidated Financial Statements and Note 14 in the Notes to Consolidated Financial Statements in the 2022 Form 10-K.

There have been no significant changes to our market risk since December 31, 2022. For a discussion of exposure to market risk, refer to Part II, Item 7A – Quantitative and Qualitative Disclosures about Market Risk, set forth in the 2022 Form 10-K.

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

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, "Item 1A. Risk Factors" in our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended April 1, 2023, we repurchased $60.0 million of stock, and the remaining authorization was $336.4 million.

We repurchased the following shares of common stock during the three months ended April 1, 2023:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Amount of Dollars that May Yet Be Used to Purchase Shares Under the Program
January 1 to January 28	154,649	$76.81	154,649
January 29 to February 25	156,070	86.63	156,070
February 26 to April 1	424,508	81.51	424,508
Total	735,227	$81.61	735,227	$336,441,593

Item 5. Other Information

At the May 3, 2023 Annual Meeting of Shareholders of the Company ("Annual Meeting"), Nancy E. Cooper, David C. Everitt, Reginald Fils-Aime, Lauren P. Flaherty, David M. Foulkes, Joseph W. McClanathan, David V. Singer, J. Steven Whisler, Roger J. Wood, and MaryAnn Wright were elected as directors of the Company for terms expiring at the 2024 Annual Meeting of Shareholders of the Company. The number of shares voted with respect to these directors were:

Nominee	For	Against	Abstain	Broker Non-votes
Nancy E. Cooper	61,312,287	1,548,412	33,966	3,418,034
David C. Everitt	58,701,140	4,159,537	33,988	3,418,034
Reginald Fils-Aime	62,482,145	364,920	47,600	3,418,034
Lauren P. Flaherty	61,323,368	1,535,169	36,128	3,418,034
David M. Foulkes	62,262,829	596,637	35,199	3,418,034
Joseph W. McClanathan	62,501,012	357,978	35,675	3,418,034
David V. Singer	62,350,802	496,566	47,297	3,418,034
J. Steven Whisler	59,069,633	3,776,708	48,324	3,418,034
Roger J. Wood	61,065,365	1,794,376	34,924	3,418,034
MaryAnn Wright	62,102,672	756,859	35,134	3,418,034

At the Annual Meeting, shareholders voted to approve amendments to the Restated Certification of Incorporation ("Charter") to include officer exculpation language pursuant to the following vote:

Number of Shares
For	53,121,562
Against	9,639,704
Abstain	133,399
Broker Non-votes	3,418,034

At the Annual Meeting, shareholders voted to approve amendments to the Charter to clarify, streamline, and modernize the Charter pursuant to the following vote:

Number of Shares
For	66,144,920
Against	84,123
Abstain	83,656
Broker Non-votes	—

At the Annual Meeting, shareholders voted to approve amendments to the Charter to eliminate outdated language in the Charter pursuant to the following vote:

Number of Shares
For	66,165,340
Against	66,935
Abstain	80,424
Broker Non-votes	—

At the Annual Meeting, shareholders voted for a non-binding resolution approving the compensation of the Company's named executive officers pursuant to the following vote:

Number of Shares
For	60,968,530
Against	1,816,546
Abstain	109,589
Broker Non-votes	3,418,034

At the Annual Meeting, shareholders voted for a non-binding resolution approving annual (every one year) advisory votes to approve the compensation of the Company's named executive officers pursuant to the following vote:

Number of Shares
One Year	60,972,936
Two Years	32,974
Three Years	1,827,848
Abstain	60,907
Broker Non-votes	—

At the Annual Meeting, shareholders approved the Brunswick Corporation 2023 Stock Incentive Plan pursuant to the following vote:

Number of Shares
For	58,856,003
Against	3,971,279
Abstain	67,383
Broker Non-votes	3,418,034

At the Annual Meeting, shareholders ratified the Audit Committee's appointment of Deloitte & Touche LLP as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2023 pursuant to the following vote:

Number of Shares
For	65,910,511
Against	370,789
Abstain	31,399
Broker Non-votes	—

Item 6.    Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company, dated May 3, 2023.
31.1	Certification of CEO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUNSWICK CORPORATION
May 4, 2023	By:	/s/ RANDALL S. ALTMAN
Randall S. Altman
Senior Vice President and Controller*

*Mr. Altman is signing this report both as a duly authorized officer and as the principal accounting officer.