Form 10-Q
period 2023-07-01
BRUNSWICK CORP
filed 2023-08-03
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended July 01, 2023

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
The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of July 31, 2023 was 69,834,130.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
July 1, 2023

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
(in millions, except per share data)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales	$1,702.3	$1,835.6	$3,445.9	$3,531.3
Cost of sales	1,230.0	1,299.2	2,468.0	2,511.3
Selling, general and administrative expense	215.1	207.2	426.4	399.9
Research and development expense	48.9	50.2	97.6	101.6
Restructuring, exit and impairment charges	13.9	—	23.4	—
Operating earnings	194.4	279.0	430.5	518.5
Equity earnings	2.2	0.7	4.4	1.5
Other income (expense), net	1.8	0.3	0.9	(1.2)
Earnings before interest and income taxes	198.4	280.0	435.8	518.8
Interest expense	(28.8)	(25.9)	(57.0)	(44.3)
Interest income	2.0	0.5	4.2	0.6
Loss on early extinguishment of debt	—	—	—	(0.1)
Earnings before income taxes	171.6	254.6	383.0	475.0
Income tax provision	36.3	55.8	135.3	102.2
Net earnings from continuing operations	135.3	198.8	247.7	372.8
Net loss from discontinued operations, net of tax	(0.6)	(1.5)	(0.7)	(1.3)
Net earnings	$134.7	$197.3	$247.0	$371.5

Earnings per common share:
Basic
Earnings from continuing operations	$1.91	$2.63	$3.48	$4.89
Loss from discontinued operations	(0.01)	(0.02)	(0.01)	(0.02)
Net earnings	$1.90	$2.61	$3.47	$4.87

Diluted
Earnings from continuing operations	$1.91	$2.61	$3.47	$4.86
Loss from discontinued operations	(0.01)	(0.02)	(0.01)	(0.02)
Net earnings	$1.90	$2.59	$3.46	$4.84

Weighted average shares used for computation of:
Basic earnings per common share	70.8	75.7	71.1	76.3
Diluted earnings per common share	70.9	76.1	71.4	76.7

Comprehensive income	$131.8	$185.0	$247.7	$369.1

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	July 1, 2023	December 31, 2022	July 2, 2022
Assets
Current assets
Cash and cash equivalents, at cost, which approximates fair value	$477.5	$595.6	$566.7
Restricted cash	11.0	12.9	11.9
Short-term investments in marketable securities	0.8	4.5	37.0
Total cash and short-term investments in marketable securities	489.3	613.0	615.6
Accounts and notes receivable, less allowances of $10.5, $10.2, $9.3	614.5	543.0	611.0
Inventories
Finished goods	839.8	836.1	746.0
Work-in-process	208.9	209.1	201.4
Raw materials	435.5	426.2	425.0
Net inventories	1,484.2	1,471.4	1,372.4
Prepaid expenses and other	84.8	67.8	86.4
Current assets	2,672.8	2,695.2	2,685.4

Property
Land	42.8	42.4	37.1
Buildings and improvements	596.4	564.4	520.0
Equipment	1,527.3	1,488.1	1,420.8
Total land, buildings and improvements and equipment	2,166.5	2,094.9	1,977.9
Accumulated depreciation	(1,094.6)	(1,051.4)	(1,016.1)
Net land, buildings and improvements and equipment	1,071.9	1,043.5	961.8
Unamortized product tooling costs	242.2	227.3	202.6
Net property	1,314.1	1,270.8	1,164.4

Other assets
Goodwill	974.6	967.6	966.7
Other intangibles, net	979.4	997.4	1,038.2
Deferred income tax asset	149.8	203.3	128.6
Operating lease assets	121.1	114.8	103.0
Equity investments	60.0	54.0	48.0
Other long-term assets	18.3	18.2	32.2
Other assets	2,303.2	2,355.3	2,316.7

Total assets	$6,290.1	$6,321.3	$6,166.5

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

(in millions)	July 1, 2023	December 31, 2022	July 2, 2022
Liabilities and shareholders' equity
Current liabilities
Short-term debt and current maturities of long-term debt	$88.3	$89.0	$3.0
Accounts payable	549.4	662.6	644.0
Accrued expenses	756.3	738.3	700.7
Current liabilities	1,394.0	1,489.9	1,347.7

Long-term liabilities
Debt	2,422.0	2,420.0	2,499.0
Operating lease liabilities	105.4	97.8	86.1
Postretirement benefits	47.2	49.5	64.0
Deferred income tax liability	12.6	60.7	2.7
Other	207.5	161.1	162.4
Long-term liabilities	2,794.7	2,789.1	2,814.2

Shareholders' equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares; outstanding: 70,005,000, 71,365,000 and 74,472,000 shares	76.9	76.9	76.9
Additional paid-in capital	383.8	391.3	380.8
Retained earnings	3,478.7	3,288.5	3,036.2
Treasury stock, at cost: 32,533,000, 31,173,000 and 28,066,000 shares	(1,809.2)	(1,684.9)	(1,455.4)
Accumulated other comprehensive loss	(28.8)	(29.5)	(33.9)
Shareholders' equity	2,101.4	2,042.3	2,004.6

Total liabilities and shareholders' equity	$6,290.1	$6,321.3	$6,166.5

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(in millions)	July 1, 2023	July 2, 2022
Cash flows from operating activities
Net earnings	$247.0	$371.5
Less: net loss from discontinued operations, net of tax	(0.7)	(1.3)
Net earnings from continuing operations, net of tax	247.7	372.8
Stock compensation expense	13.8	12.0
Depreciation and amortization	132.1	106.1
Pension funding, net of expense	(0.9)	(0.3)
Asset impairment charges	1.3	1.5
Deferred income taxes	1.4	10.8
Changes in certain current assets and current liabilities	(162.1)	(338.6)
Long-term extended warranty contracts and other deferred revenue	9.7	8.8
Income taxes	25.2	(5.9)
Other, net	(13.8)	(17.8)
Net cash provided by operating activities of continuing operations	254.4	149.4
Net cash used for operating activities of discontinued operations	(2.3)	(2.5)
Net cash provided by operating activities	252.1	146.9

Cash flows from investing activities
Capital expenditures	(173.4)	(196.5)
Purchases of marketable securities	—	(36.2)
Sales or maturities of marketable securities	3.8	—
Investments	(6.4)	(4.0)
Acquisition of businesses, net of cash acquired	—	(95.7)
Proceeds from the sale of property, plant and equipment	6.3	3.0
Cross currency swap settlement	—	16.7
Net cash used for investing activities	(169.7)	(312.7)

Cash flows from financing activities
Proceeds from issuances of short-term debt	1.6	125.9
Payments of short-term debt	(1.8)	(125.0)
Net proceeds from issuances of long-term debt	—	741.8
Payments of long-term debt including current maturities	(1.4)	(58.0)
Common stock repurchases	(132.2)	(220.0)
Cash dividends paid	(56.8)	(55.4)
Tax withholding associated with shares issued for share-based compensation	(13.4)	(16.4)
Other, net	—	(4.0)
Net cash (used for) provided by financing activities	(204.0)	388.9

Effect of exchange rate changes	1.6	(11.2)
Net (decrease) increase in Cash and cash equivalents and Restricted cash	(120.0)	211.9
Cash and cash equivalents and Restricted cash at beginning of period	608.5	366.7

Cash and cash equivalents and Restricted cash at end of period	488.5	578.6
Less: Restricted cash	11.0	11.9
Cash and cash equivalents at end of period	$477.5	$566.7

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

Brunswick Corporation
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2022	$76.9	$391.3	$3,288.5	$(1,684.9)	$(29.5)	$2,042.3
Net earnings	—	—	112.3	—	—	112.3
Other comprehensive income	—	—	—	—	3.6	3.6
Dividends ($0.40 per common share)	—	—	(28.5)	—	—	(28.5)
Compensation plans and other	—	(15.3)	—	8.5	—	(6.8)
Common stock repurchases	—	—	—	(60.4)	—	(60.4)
Balance at April 1, 2023	76.9	376.0	3,372.3	(1,736.8)	(25.9)	2,062.5
Net earnings	—	—	134.7	—	—	134.7
Other comprehensive income	—	—	—	—	(2.9)	(2.9)
Dividends ($0.40 per common share)	—	—	(28.3)	—	—	(28.3)
Compensation plans and other	—	7.8	—	0.5	—	8.3
Common stock repurchases	—	—	—	(72.9)	—	(72.9)
Balance at July 1, 2023	$76.9	$383.8	$3,478.7	$(1,809.2)	$(28.8)	$2,101.4

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2021	$76.9	$394.5	$2,720.1	$(1,245.8)	$(31.5)	$1,914.2
Net earnings	—	—	174.2	—	—	174.2
Other comprehensive income	—	—	—	—	9.9	9.9
Dividends ($0.365 per common share)	—	—	(28.0)	—	—	(28.0)
Compensation plans and other	—	(20.0)	—	9.4	—	(10.6)
Common stock repurchases	—	—	—	(79.8)	—	(79.8)
Balance at April 2, 2022	76.9	374.5	2,866.3	(1,316.2)	(21.6)	1,979.9
Net earnings	—	—	197.3	—	—	197.3
Other comprehensive income	—	—	—	—	(12.3)	(12.3)
Dividends ($0.365 per common share)	—	—	(27.4)	—	—	(27.4)
Compensation plans and other	—	6.3	—	1.0	—	7.3
Common stock repurchases	—	—	—	(140.2)	—	(140.2)
Balance at July 2, 2022	$76.9	$380.8	$3,036.2	$(1,455.4)	$(33.9)	$2,004.6

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Significant Accounting Policies

Basis of Presentation. Effective January 1, 2023, Brunswick Corporation ("Brunswick" or "the Company") changed its management reporting and updated its reportable segments to Propulsion, Engine Parts and Accessories ("Engine P&A"), Navico Group and Boat to align with our internal operating structure. As a result of this change, the Company has recast all segment information for all prior periods presented. For further information, refer to Note 9 – Segment Data.

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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Brunswick's 2022 Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Form 10-K"). These results include, in management's opinion, all normal and recurring adjustments necessary to present fairly Brunswick's financial position, results of operations and cash flows. Due to the seasonality of Brunswick's businesses, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Saturday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The second quarter of fiscal year 2023 ended on July 1, 2023 and the second quarter of fiscal year 2022 ended on July 2, 2022.

IT Security Incident

As previously announced on June 13, 2023, the Company experienced an IT security incident that impacted some of its systems and global facilities. The Company activated its response protocols, including pausing operations in some locations, engaging leading security experts and coordinating with relevant law enforcement agencies. Normal global business operations resumed over the course of nine days following the incident. While we were able to quickly restore our operations, the incident resulted in disruption to sales as well as non-recurring costs. We will attempt to recover a portion of the lost operating earnings from lost sales and non-recurring costs from our insurance carriers. Non-recurring costs include labor while plants were idle, IT-related costs and costs for legal, consulting and other professional services directly related to this incident. During the three and six months ended July 1, 2023, we incurred non-recurring costs related to the IT security incident of $8.1 million. A portion of the non-recurring costs are included in Cost of sales and a portion in Selling, general and administrative expense in the Condensed Consolidated Statements of Comprehensive Income. We estimate the incident resulted in lost revenue of approximately $80 million to $85 million and operating earnings of $35 million to $40 million in the three and six month periods ended July 1, 2023.

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

Notes to Condensed Consolidated Financial Statements
(unaudited)

Under our supplier finance program, the Company agrees to pay Bank of America ("the Bank") the stated amount of confirmed invoices from our suppliers on the original invoice payment due date. Our suppliers may request payment from the Bank at a date earlier than the payment due date stated on the original invoice in exchange for a fee in the form of a discounted invoice amount. Brunswick or the Bank may terminate the agreement upon at least 90 days’ notice. The supplier invoices that have been confirmed as valid under the program require payment ranging from 60 to 120 days from the invoice date, consistent with the terms of the original invoice. The Company does not pay the Bank any service fees or subscription fees under the program. In addition, the Company does not pledge any assets as security or provide other forms of guarantees for the committed payment to the Bank. As of July 1, 2023, December 31, 2022, and July 2, 2022, the Company had $16.8 million, $18.2 million and $18.1 million confirmed invoices under the supplier finance program, respectively, which were included in Accounts payable on the Condensed Consolidated Balance Sheets.

Note 2 – Revenue Recognition

The following tables present the Company's revenue in categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors:

	Three Months Ended
	July 1, 2023
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Geographic Markets
United States	$496.8	$242.4	$139.6	$418.2	$1,297.0
Europe	89.9	28.9	60.5	56.3	235.6
Asia-Pacific	49.8	23.8	18.6	8.3	100.5
Canada	20.6	22.0	4.4	70.3	117.3
Rest-of-World	46.2	11.8	4.7	7.7	70.4
Segment Eliminations	(91.4)	(1.8)	(25.2)	(0.1)	(118.5)
Total	$611.9	$327.1	$202.6	$560.7	$1,702.3

	Three Months Ended
	July 2, 2022
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Geographic Markets
United States	$483.6	$276.6	$183.5	$423.1	$1,366.8
Europe	118.4	33.1	67.2	56.0	274.7
Asia-Pacific	59.5	27.7	24.0	7.5	118.7
Canada	24.5	28.4	8.9	70.4	132.2
Rest-of-World	48.2	13.7	2.5	11.4	75.8
Segment Eliminations	(102.3)	(2.1)	(28.0)	(0.2)	(132.6)
Total	$631.9	$377.4	$258.1	$568.2	$1,835.6

Notes to Condensed Consolidated Financial Statements
(unaudited)

	Six Months Ended
	July 1, 2023
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Geographic Markets
United States	$992.6	$445.3	$321.9	$858.2	$2,618.0
Europe	205.4	55.9	125.9	107.4	494.6
Asia-Pacific	108.3	51.7	37.2	15.6	212.8
Canada	49.0	40.8	9.6	136.2	235.6
Rest-of-World	99.6	23.8	10.5	18.6	152.5
Segment Eliminations	(205.1)	(3.8)	(58.3)	(0.4)	(267.6)
Total	$1,249.8	$613.7	$446.8	$1,135.6	$3,445.9

	Six Months Ended
	July 2, 2022
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Geographic Markets
United States	$936.3	$501.2	$386.6	$791.5	$2,615.6
Europe	231.8	68.6	140.4	101.6	542.4
Asia-Pacific	122.8	59.8	46.2	16.6	245.4
Canada	57.7	52.4	17.2	132.6	259.9
Rest-of-World	91.5	27.8	7.3	18.9	145.5
Segment Eliminations	(211.5)	(4.2)	(61.6)	(0.2)	(277.5)
Total	$1,228.6	$705.6	$536.1	$1,061.0	$3,531.3

Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended
	July 1, 2023
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Major Product Lines
Outboard Engines	$552.6	$—	$—	$—	$552.6
Controls, Rigging, and Propellers	105.1	—	—	—	105.1
Sterndrive Engines	45.6	—	—	—	45.6
Distribution Parts & Accessories	—	197.2	—	—	197.2
Products	—	131.7	—	—	131.7
Navico Group	—	—	227.8	—	227.8
Aluminum Freshwater Boats	—	—	—	210.3	210.3
Recreational Fiberglass Boats	—	—	—	187.1	187.1
Saltwater Fishing Boats	—	—	—	124.9	124.9
Business Acceleration	—	—	—	46.5	46.5
Boat Eliminations/Other	—	—	—	(8.0)	(8.0)
Segment Eliminations	(91.4)	(1.8)	(25.2)	(0.1)	(118.5)
Total	$611.9	$327.1	$202.6	$560.7	$1,702.3

	Three Months Ended
	July 2, 2022
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Major Product Lines
Outboard Engines	$565.8	$—	$—	$—	$565.8
Controls, Rigging, and Propellers	106.4	—	—	—	106.4
Sterndrive Engines	62.0	—	—	—	62.0
Distribution Parts & Accessories	—	231.4	—	—	231.4
Products	—	148.1	—	—	148.1
Navico Group	—	—	286.1	—	286.1
Aluminum Freshwater Boats	—	—	—	237.4	237.4
Recreational Fiberglass Boats	—	—	—	187.4	187.4
Saltwater Fishing Boats	—	—	—	110.3	110.3
Business Acceleration	—	—	—	35.8	35.8
Boat Eliminations/Other	—	—	—	(2.5)	(2.5)
Segment Eliminations	(102.3)	(2.1)	(28.0)	(0.2)	(132.6)
Total	$631.9	$377.4	$258.1	$568.2	$1,835.6

Notes to Condensed Consolidated Financial Statements
(unaudited)

	Six Months Ended
	July 1, 2023
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Major Product Lines
Outboard Engines	$1,145.8	$—	$—	$—	$1,145.8
Controls, Rigging, and Propellers	211.1	—	—	—	211.1
Sterndrive Engines	98.0	—	—	—	98.0
Distribution Parts & Accessories	—	372.5	—	—	372.5
Products	—	245.0	—	—	245.0
Navico Group	—	—	505.1	—	505.1
Aluminum Freshwater Boats	—	—	—	440.7	440.7
Recreational Fiberglass Boats	—	—	—	385.5	385.5
Saltwater Fishing Boats	—	—	—	238.0	238.0
Business Acceleration	—	—	—	86.3	86.3
Boat Eliminations/Other	—	—	—	(14.5)	(14.5)
Segment Eliminations	(205.1)	(3.8)	(58.3)	(0.4)	(267.6)
Total	$1,249.8	$613.7	$446.8	$1,135.6	$3,445.9

	Six Months Ended
	July 2, 2022
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Major Product Lines
Outboard Engines	$1,111.9	$—	$—	$—	$1,111.9
Controls, Rigging, and Propellers	204.9	—	—	—	204.9
Sterndrive Engines	123.3	—	—	—	123.3
Distribution Parts & Accessories	—	434.9	—	—	434.9
Products	—	274.9	—	—	274.9
Navico Group	—	—	597.7	—	597.7
Aluminum Freshwater Boats	—	—	—	458.0	458.0
Recreational Fiberglass Boats	—	—	—	351.8	351.8
Saltwater Fishing Boats	—	—	—	199.5	199.5
Business Acceleration	—	—	—	55.4	55.4
Boat Eliminations/Other	—	—	—	(3.5)	(3.5)
Segment Eliminations	(211.5)	(4.2)	(61.6)	(0.2)	(277.5)
Total	$1,228.6	$705.6	$536.1	$1,061.0	$3,531.3

As of December 31, 2022, $178.5 million of contract liabilities associated with extended warranties and customer deposits were reported in Accrued expenses and Other long-term liabilities, of which $14.1 million and $33.1 million were recognized as revenue during the three and six months ended July 1, 2023, respectively. As of July 1, 2023, total contract liabilities were $194.6 million. The total amount of the transaction price allocated to unsatisfied performance obligations as of July 1, 2023 was $185.6 million for contracts greater than one year, which primarily relates to extended warranties. The Company expects to recognize $36.6 million of this amount in 2023, $47.3 million in 2024, and $101.7 million thereafter.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3 – Restructuring, Exit and Impairment Activities

The Company recorded restructuring, exit and impairment charges in the Condensed Consolidated Statements of Comprehensive Income in 2023.

During the three and six months ended July 1, 2023, the Company recorded restructuring charges within the Engine P&A, Navico Group, Boat and Corporate segments related to headcount reductions and related costs associated with streamlining the enterprise-wide cost structure and improving operating efficiencies. The Company estimates approximately $25 million of charges will be incurred related to these actions during 2023. The Company estimates these actions will result in approximately $30 million to $35 million of annualized cost savings.

The following table is a summary of these expenses for the three months ended July 1, 2023:

(in millions)	Engine P&A	Navico Group	Boat	Corporate	Total
Restructuring, exit and impairment activities:
Employee termination and other benefits	$0.3	$7.1	$4.5	$—	$11.9
Asset-related	—	0.2	—	—	0.2
Professional fees	—	—	—	1.8	1.8
Total restructuring, exit and impairment charges	$0.3	$7.3	$4.5	$1.8	$13.9

Total cash payments for restructuring, exit and impairment charges (A)	$0.3	$4.0	$4.0	$3.3	$11.6
Accrued charges at end of the period (B)	$0.5	$8.3	$1.2	$2.0	$12.0

(A) Cash payments for the three months ended July 1, 2023 may include payments related to prior period charges.
(B) Restructuring, exit and impairment charges accrued as of July 1, 2023 are expected to be paid in the next twelve months.

The following table is a summary of these expenses for the six months ended July 1, 2023:

(in millions)	Engine P&A	Navico Group	Boat	Corporate	Total
Restructuring, exit and impairment activities:
Employee termination and other benefits	$1.0	$9.5	$5.9	$0.7	$17.1
Asset-related	—	1.4	—	—	1.4
Professional fees	—	—	—	4.9	4.9
Total restructuring, exit and impairment charges	$1.0	$10.9	$5.9	$5.6	$23.4

Total cash payments for restructuring, exit and impairment charges (A)	$0.5	$5.3	$4.7	$3.6	$14.1
Accrued charges at end of the period (B)	$0.5	$8.3	$1.2	$2.0	$12.0

(A) Cash payments for the six months ended July 1, 2023 may include payments related to prior period charges.
(B) Restructuring, exit and impairment charges accrued as of July 1, 2023 are expected to be paid in the next twelve months.

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

The Company paid net cash consideration of $93.9 million for these acquisitions. The opening balance sheets include $71.4 million of goodwill and $11.9 million of customer relationships. The amount assigned to customer relationships will be amortized over the estimated useful life of 10 years. Transaction costs associated with these acquisitions of $1.4 million were expensed as incurred within Selling, general and administrative expense in 2022. The acquisitions are not material to the Company's net sales, results of operations, or total assets during any period presented. Accordingly, the Company's consolidated results of operations do not differ materially from historical performance as a result of the acquisitions, and pro forma results for prior periods are not presented. Purchase accounting for these acquisitions is final as of July 1, 2023.

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

Cross-Currency Swaps. The Company enters into cross-currency swaps to hedge Euro currency exposures of the net investment in certain foreign subsidiaries. During 2022, the Company settled $450.0 million of cross-currency swap contracts resulting in a deferred gain of $42.5 million within Accumulated other comprehensive loss. As a result, there were no cross-currency swaps outstanding as of July 1, 2023 and December 31, 2022, respectively. As of July 2, 2022, the notional value of cross-currency swap contracts outstanding was $250.0 million. The cross-currency swaps were designated as net investment hedges, with the amount of gain or loss associated with the change in fair value of these instruments included within Accumulated other comprehensive loss and recognized upon termination of the respective investment. In the first quarter of 2022, the Company settled $200.0 million of cross-currency swap contracts resulting in a deferred gain of $16.7 million within Accumulated other comprehensive loss.

Commodity Price. The Company uses commodity swaps to hedge anticipated purchases of aluminum and copper. As of July 1, 2023, December 31, 2022 and July 2, 2022, the notional value of commodity swap contracts outstanding was $25.2 million, $24.1 million and $22.6 million, respectively, and the contracts mature through 2024. The amount of gain or loss associated with the change in fair value of these instruments is deferred in Accumulated other comprehensive loss and recognized in Cost of sales in the same period or periods during which the hedged transaction affects earnings. As of July 1, 2023, the Company estimates that, during the next 12 months, it will reclassify approximately $2.7 million in net losses (based on current prices) from Accumulated other comprehensive loss to Cost of sales.

Foreign Currency Derivatives. Forward exchange contracts outstanding as of July 1, 2023, December 31, 2022 and July 2, 2022 had notional contract values of $561.1 million, $684.8 million and $650.0 million, respectively. The forward contracts outstanding as of July 1, 2023 mature through 2024 and mainly relate to the Euro, Australian dollar, Canadian dollar, and Mexican peso. As of July 1, 2023, the Company estimates that during the next 12 months, it will reclassify approximately $4.1 million of net gains (based on current rates) from Accumulated other comprehensive loss to Cost of sales.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Interest-Rate Derivatives. During the first quarter of 2022, the Company entered into and settled a series of treasury-lock swaps to hedge the interest-rate risk associated with debt issuances, resulting in a net deferred gain of $5.1 million. There were no treasury-lock swaps outstanding as of July 1, 2023, December 31, 2022 or July 2, 2022.

The Company had net deferred gains associated with previously settled forward-starting interest-rate swaps and the treasury-lock swaps discussed above of $3.4 million, $3.2 million, and $3.0 million as of July 1, 2023, December 31, 2022, and July 2, 2022, respectively. These instruments were designated as cash flow hedges with gains and losses included in Accumulated other comprehensive loss. As of July 1, 2023, the Company estimates that during the next 12 months, it will reclassify approximately $0.1 million of net gains from Accumulated other comprehensive loss to Interest expense.

As of July 1, 2023, December 31, 2022 and July 2, 2022, the fair values of the Company’s derivative instruments were:

(in millions)	Fair Value
Asset Derivatives	July 1, 2023	December 31, 2022	July 2, 2022
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	$10.5	$15.2	$24.3
Commodity contracts	—	0.3	—
Total	$10.5	$15.5	$24.3

Derivatives Designated as Net Investment Hedges
Cross-currency swaps	$—	$—	$14.2

Other Hedging Activity
Foreign exchange contracts	$0.4	$0.6	$2.0

Liability Derivatives
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	$7.2	$8.0	$1.9
Commodity contracts	3.0	1.1	2.4
Total	$10.2	$9.1	$4.3

Other Hedging Activity
Foreign exchange contracts	$0.8	$0.8	$0.1

As of July 1, 2023, December 31, 2022 and July 2, 2022, asset derivatives are included within Prepaid expenses and other and Other long-term assets, and liability derivatives are included within Accrued expenses and Other long-term liabilities in the Condensed Consolidated Balance Sheets.

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 1, 2023 and July 2, 2022 is as shown in the tables below.

Notes to Condensed Consolidated Financial Statements
(unaudited)

The amount of gain (loss) on derivatives recognized in Accumulated other comprehensive loss was as follows:

(in millions)	Three Months Ended		Six Months Ended
Derivatives Designated as Cash Flow Hedging Instruments	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Interest-rate contracts	$—	$—	$—	$5.3
Foreign exchange contracts	(0.2)	25.3	3.1	27.9
Commodity contracts	(3.0)	(5.7)	(3.2)	(0.7)
Total	$(3.2)	$19.6	$(0.1)	$32.5

Derivatives Designated as Net Investment Hedging Instruments
Cross-currency swaps	$—	$15.2	$—	$16.6

The amount of gain (loss) reclassified from Accumulated other comprehensive loss into earnings was as follows:

(in millions)		Three Months Ended		Six Months Ended
Derivatives Designated as Cash Flow Hedging Instruments	Location of Gain (Loss)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Interest-rate contracts	Interest expense	$—	$(0.1)	$(0.1)	$(0.1)
Foreign exchange contracts	Cost of sales	4.1	5.3	11.6	8.0
Commodity contracts	Cost of sales	(0.5)	2.3	(1.1)	3.9
Total		$3.6	$7.5	$10.4	$11.8

Derivatives Designated as Fair Value Hedging Instruments
Interest-rate contracts	Interest expense	$0.1	$0.1	$0.3	$0.3

Other Hedging Activity
Foreign exchange contracts	Cost of sales	$(1.5)	$5.4	$(2.2)	$1.8
Foreign exchange contracts	Other expense, net	(0.4)	0.2	(0.5)	0.2
Total		$(1.9)	$5.6	$(2.7)	$2.0

Fair Value of Other Financial Instruments. The carrying values of the Company's short-term financial instruments, including cash and cash equivalents and accounts and notes receivable, approximate their fair values because of the short maturity of these instruments. As of July 1, 2023, December 31, 2022 and July 2, 2022, the fair value of the Company’s long-term debt, including current maturities, and short-term debt was approximately $2,267.3 million, $2,225.0 million and $2,272.0 million, respectively, and was determined using Level 1 and Level 2 inputs described in Note 6 to the Notes to Consolidated Financial Statements in the 2022 Form 10-K. The carrying value of long-term debt, including current maturities, and short-term debt was $2,540.5 million, $2,540.5 million and $2,534.9 million as of July 1, 2023, December 31, 2022 and July 2, 2022, respectively.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 6 – Fair Value Measurements

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis:

(in millions)		Fair Value
Category	Fair Value Level	July 1, 2023	December 31, 2022	July 2, 2022
Cash equivalents	1	$0.3	$0.4	$39.2
Short-term investments in marketable securities	1	0.8	4.5	37.0
Restricted cash	1	11.0	12.9	11.9
Derivative assets	2	10.9	16.1	40.5
Derivative liabilities	2	11.0	9.9	4.4
Deferred compensation	1	1.4	1.6	1.4
Deferred compensation	2	16.8	14.1	14.2
Liabilities measured at net asset value		12.2	10.4	10.4

Note 7 – Commitments and Contingencies

Product Warranties

The following activity related to product warranty liabilities was recorded in Accrued expenses during the six months ended July 1, 2023 and July 2, 2022:

(in millions)	July 1, 2023	July 2, 2022
Balance at beginning of period	$146.7	$129.3
Payments	(40.2)	(29.2)
Provisions/additions for contracts issued/sold	45.9	41.1
Aggregate changes for preexisting warranties	2.7	(0.2)
Foreign currency translation	0.5	(1.3)
Other	1.4	(0.9)
Balance at end of period	$157.0	$138.8

Extended Product Warranties

The following activity related to deferred revenue for extended product warranty contracts was recorded in Accrued expenses and Other long-term liabilities during the six months ended July 1, 2023 and July 2, 2022:

(in millions)	July 1, 2023	July 2, 2022
Balance at beginning of period	$112.5	$99.5
Extended warranty contracts sold	22.6	20.1
Revenue recognized on existing extended warranty contracts	(12.8)	(11.0)
Foreign currency translation	0.2	—
Other	(0.2)	(0.3)
Balance at end of period	$122.3	$108.3

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 8 – Goodwill and Other Intangibles

Changes in the Company's goodwill during the six months ended July 1, 2023 and July 2, 2022, by segment, are summarized below:

(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
December 31, 2022	$14.0	$232.8	$595.8	$125.0	$967.6
Adjustments	(0.1)	0.1	2.1	4.9	7.0
July 1, 2023	$13.9	$232.9	$597.9	$129.9	$974.6

December 31, 2021	$14.7	$233.1	$581.8	$58.8	$888.4
Acquisitions	—	—	—	79.5	79.5
Adjustments	(0.8)	(0.4)	(0.1)	0.1	(1.2)
July 2, 2022	$13.9	$232.7	$581.7	$138.4	$966.7

Adjustments in both periods include the effect of foreign currency translation on goodwill denominated in currencies other than the U.S. dollar. In addition, adjustments during the six months ended July 1, 2023 also include $4.8 million of purchase accounting adjustments from the 2022 Freedom Boat Club acquisitions, a majority of which relate to boat fleet fair market value adjustments. There was no accumulated impairment loss on goodwill as of July 1, 2023, December 31, 2022 or July 2, 2022.

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

The Company's intangible assets, included within Other intangibles, net on the Condensed Consolidated Balance Sheets as of July 1, 2023, December 31, 2022 and July 2, 2022, are summarized by intangible asset type below:

	July 1, 2023		December 31, 2022		July 2, 2022
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Customer relationships	$897.6	$(408.7)	$897.4	$(386.1)	$897.4	$(362.4)
Trade names	305.5	—	305.4	—	305.4	—
Developed technology	160.0	(18.7)	160.0	(13.3)	160.0	(8.0)
Other	82.1	(38.4)	67.6	(33.6)	74.3	(28.5)
Total	$1,445.2	$(465.8)	$1,430.4	$(433.0)	$1,437.1	$(398.9)

Other intangible assets primarily consist of software, patents and franchise agreements. Gross amounts and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation. Aggregate amortization expense for intangibles was $17.2 million and $33.8 million for three and six months ended July 1, 2023, respectively. Aggregate amortization expense for intangibles was $15.4 million and $31.3 million for three and six months ended July 2, 2022, respectively.

The Company tests its intangible assets for impairment during the fourth quarter of each year, or whenever a significant change in events and circumstances (triggering event) occurs that indicates the fair value of intangible assets may be below their carrying values. The Company did not record an impairment charge during the six months ended July 1, 2023 or July 2, 2022.

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

Boat. The Boat segment designs, manufactures, and markets the following boat brands and products: Sea Ray sport boats and cruisers; Bayliner sport cruisers, runabouts, and Heyday wake boats; Boston Whaler fiberglass offshore boats; Lund fiberglass fishing boats; Crestliner, Cypress Cay, Harris, Lowe, Lund and Princecraft aluminum fishing, utility, pontoon boats, and deck boats; Thunder Jet heavy-gauge aluminum boats; and Veer recreational and fishing boats designed specifically to support electric propulsion. The Boat segment procures substantially all of its outboard engines, gasoline sterndrive engines, and gasoline inboard engines from Brunswick's Propulsion segment. The Boat segment also includes Brunswick boat brands based in Europe and Asia-Pacific, which include Quicksilver, Uttern, and Rayglass (including Protector and Legend). The Boat segment's products are manufactured mainly in the United States, Europe, Mexico, and Canada and sold through a global network of dealer and distributor locations, primarily in North America and Europe.

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

Information about the operations of Brunswick's reportable segments is set forth below:

	Net Sales				Operating Earnings (Loss)
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
(in millions)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Propulsion	$703.3	$734.2	$1,454.9	$1,440.1	$111.1	$142.0	$262.2	$267.3
Engine P&A	328.9	379.5	617.5	709.8	66.4	85.8	114.2	146.8
Navico Group	227.8	286.1	505.1	597.7	4.2	22.4	17.0	53.0
Boat	560.8	568.4	1,136.0	1,061.2	53.2	58.9	111.0	104.2
Corporate/Other	—	—	—	—	(40.5)	(30.1)	(73.9)	(52.8)
Segment Eliminations	(118.5)	(132.6)	(267.6)	(277.5)	—	—	—	—
Total	$1,702.3	$1,835.6	$3,445.9	$3,531.3	$194.4	$279.0	$430.5	$518.5

	Total Assets
(in millions)	July 1, 2023	December 31, 2022	July 2, 2022
Propulsion	$1,621.7	$1,516.7	$1,400.0
Engine P&A	883.6	868.6	902.6
Navico Group	2,113.9	2,169.0	2,152.7
Boat	886.9	829.8	816.4
Corporate/Other	784.0	937.2	894.8
Total	$6,290.1	$6,321.3	$6,166.5

Note 10 – Comprehensive Income

Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets includes foreign currency cumulative translation adjustments; prior service costs and credits and net actuarial gains and losses for defined benefit plans; and unrealized derivative gains and losses, all net of tax. Changes in the components of Accumulated other comprehensive loss, all net of tax, for the three and six months ended July 1, 2023 and July 2, 2022 are as follows:

	Three Months Ended		Six Months Ended
(in millions)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net earnings	$134.7	$197.3	$247.0	$371.5
Other comprehensive income (loss):
Foreign currency cumulative translation adjustments	2.2	(32.6)	8.5	(30.5)
Net change in unamortized actuarial gains	0.1	0.3	0.2	0.5
Net change in unrealized derivative gains	(5.2)	20.0	(8.0)	27.6
Total other comprehensive (loss) income	(2.9)	(12.3)	0.7	(2.4)
Comprehensive income	$131.8	$185.0	$247.7	$369.1

Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the three months ended July 1, 2023:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial gains	Unrealized investment gains	Net derivative gains	Total
Beginning balance	$(65.0)	$(4.1)	$9.8	$0.2	$33.2	$(25.9)
Other comprehensive income before reclassifications (A)	2.2	—	—	—	(2.6)	(0.4)
Amounts reclassified from Accumulated other comprehensive loss (B)	—	—	0.1	—	(2.6)	(2.5)
Net other comprehensive income (loss)	2.2	—	0.1	—	(5.2)	(2.9)
Ending balance	$(62.8)	$(4.1)	$9.9	$0.2	$28.0	$(28.8)

(A) The tax effects for the three months ended July 1, 2023 were $(0.4) million for foreign currency translation and $0.6 million for derivatives.
(B) See the table depicting reclassification adjustments out of Accumulated other comprehensive loss below for the tax effects for the three months ended July 1, 2023.

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the six months ended July 1, 2023:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial gains	Unrealized investment gains	Net derivative gains	Total
Beginning balance	$(71.3)	$(4.1)	$9.7	$0.2	$36.0	$(29.5)
Other comprehensive income before reclassifications (A)	8.5	—	—	—	(0.5)	8.0
Amounts reclassified from Accumulated other comprehensive loss (B)	—	—	0.2	—	(7.5)	(7.3)
Net other comprehensive income	8.5	—	0.2	—	(8.0)	0.7
Ending balance	$(62.8)	$(4.1)	$9.9	$0.2	$28.0	$(28.8)

(A) The tax effects for the six months ended July 1, 2023 were $(0.5) million for foreign currency translation and $(0.4) million for derivatives.
(B) See the table depicting reclassification adjustments out of Accumulated other comprehensive loss below for the tax effects for the six months ended July 1, 2023

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the three months ended July 2, 2022:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Unrealized investment gains	Net derivative gains	Total
Beginning balance	$(32.4)	$(3.7)	$(3.2)	$0.2	$17.5	$(21.6)
Other comprehensive income before reclassifications (A)	(32.6)	—	—	—	25.6	(7.0)
Amounts reclassified from Accumulated other comprehensive loss (B)	—	—	0.3	—	(5.6)	(5.3)
Net other comprehensive income (loss)	(32.6)	—	0.3	—	20.0	(12.3)
Ending balance	$(65.0)	$(3.7)	$(2.9)	$0.2	$37.5	$(33.9)

(A) The tax effects for the three months ended July 2, 2022 were $1.5 million for foreign currency translation and $(9.2) million for derivatives.
(B) See the table depicting reclassification adjustments out of Accumulated other comprehensive loss below for the tax effects for the three months ended July 2, 2022.

Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the six months ended July 2, 2022:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Unrealized investment gains	Net derivative gains	Total
Beginning balance	$(34.5)	$(3.7)	$(3.4)	$0.2	$9.9	$(31.5)
Other comprehensive (loss) income before reclassifications (A)	(30.5)	—	—	—	36.4	5.9
Amounts reclassified from Accumulated other comprehensive loss (B)	—	—	0.5	—	(8.8)	(8.3)
Net other comprehensive income	(30.5)	—	0.5	—	27.6	(2.4)
Ending balance	$(65.0)	$(3.7)	$(2.9)	$0.2	$37.5	$(33.9)

(A) The tax effects for the six months ended July 2, 2022 were $3.1 million for foreign currency translation and $(12.7) million for derivatives.
(B) See the table depicting reclassification adjustments out of Accumulated other comprehensive loss below for the tax effects for the six months ended July 2, 2022

The following table presents reclassification adjustments out of Accumulated other comprehensive loss during the three and six months ended July 1, 2023 and July 2, 2022:

	Three Months Ended		Six Months Ended
Details about Accumulated other comprehensive (loss) income components (in millions)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022	Affected line item in the statement where net income is presented
Amortization of defined benefit items:
Net actuarial losses	$(0.1)	$(0.3)	$(0.2)	$(0.5)	Other income (expense), net
	(0.1)	(0.3)	(0.2)	(0.5)	Earnings before income taxes
	—	—	—	—	Income tax provision
	$(0.1)	$(0.3)	$(0.2)	$(0.5)	Net earnings from continuing operations

Amount of gain (loss) reclassified into earnings on derivative contracts:
Interest-rate contracts	$—	$(0.1)	$(0.1)	$(0.1)	Interest expense
Foreign exchange contracts	4.1	5.3	11.6	8.0	Cost of sales
Commodity contracts	(0.5)	2.3	(1.1)	3.9	Cost of sales
	3.6	7.5	10.4	11.8	Earnings before income taxes
	(1.0)	(1.9)	(2.9)	(3.0)	Income tax provision
	$2.6	$5.6	$7.5	$8.8	Net earnings from continuing operations

Note 11 – Income Taxes

The effective tax rate for the three months ended July 1, 2023 and July 2, 2022 was 21.2 percent and 21.9 percent, respectively. The effective tax rate for the three months ended July 1, 2023 was lower than the same period in the prior year primarily due to the mix in earnings and the increase to the domestic benefit of export sales.

The effective tax rate for the six months ended July 1, 2023 and July 2, 2022 was 35.3 percent and 21.5 percent, respectively. The effective tax rate for the six months ended July 1, 2023 was higher than the same period in the prior year primarily due to an intercompany sale of certain intellectual property rights (“IP rights”) in the first quarter of 2023, to better align the ownership of these rights with how our business operates. The completion of this sale from one of our affiliates in Norway to the United States resulted in a discrete income tax expense of $52.9 million in the first quarter of 2023, which will be paid over time, as permitted under current Norwegian tax law.

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

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 12 – Debt

The following table provides the changes in the Company's debt for the six months ended July 1, 2023:

(in millions)	Short-term debt and current maturities of long-term debt	Long-term debt	Total
Balance as of December 31, 2022	$89.0	$2,420.0	$2,509.0
Proceeds from issuances of debt	1.6	—	1.6
Repayments of debt	(2.6)	(0.6)	(3.2)
Reclassification of long-term debt	0.3	(0.3)	—
Other	—	2.9	2.9
Balance as of July 1, 2023	$88.3	$2,422.0	$2,510.3

As of July 1, 2023, Brunswick was in compliance with the financial covenants associated with its debt.

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

Term Loan

During the six months ended July 2, 2022, the Company made the remaining principal repayments, totaling $56.3 million, of its 2023 floating-rate term loan. The term loan was redeemed at 100 percent of the principal amount plus accrued interest in accordance with the redemption provisions of the term loan. The Company recognized a loss on early extinguishment of debt of $0.1 million related to the term loan redemption.

Notes to Condensed Consolidated Financial Statements
(unaudited)

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

During the six months ended July 1, 2023, there were no borrowings under the Credit Facility, and available borrowing capacity totaled $741.9 million, net of $8.1 million of letters of credit outstanding, under the Credit Facility.

During the six months ended July 2, 2022, gross borrowings under the Credit Facility totaled $125.0 million. As of July 2, 2022, there were no borrowings outstanding and available borrowing capacity totaled $747.2 million, net of $2.8 million of letters of credit outstanding, under the Credit Facility. The maximum amount utilized under the Credit Facility during the six months ended July 2, 2022, including letters of credit outstanding under the Credit Facility, was $127.8 million. Refer to Note 15 in the Notes to Consolidated Financial Statements in the 2022 Form 10-K for details regarding Brunswick's Credit Facility.

Commercial Paper

In December 2019, the Company entered into an unsecured commercial paper program ("CP Program") pursuant to which the Company may issue short-term, unsecured commercial paper notes ("CP Notes"). During the second quarter of 2022, the Company increased the size of its CP Program to allow the issuance of CP Notes in an aggregate principal amount not to exceed $500.0 million outstanding at any time. Amounts available under the CP Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate principal amount of CP Notes outstanding under the CP Program at any time not exceeding the lower of $500.0 million or the available borrowing amount under the Credit Facility. During the first six months of 2023, borrowings under the CP Program totaled $285.0 million, all of which were repaid during the period. During the six months ended July 1, 2023, the maximum amount utilized under the CP Program was $100.0 million. Refer to Note 15 in the Notes to Consolidated Financial Statements in the 2022 Form 10-K for details regarding Brunswick's CP Program.

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

Certain statements in Management's Discussion and Analysis are based on non-GAAP financial measures. GAAP refers to generally accepted accounting principles in the United States. A "non-GAAP financial measure" is a numerical measure of a registrant’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the consolidated statements of operations, balance sheets or statements of cash flows of the issuer; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. For example, the discussion of our cash flows includes an analysis of free cash flows and total liquidity; the discussion of our net sales includes net sales on a constant currency basis; the discussion of our net sales includes net sales excluding acquisitions; the discussion of our earnings includes a presentation of operating earnings and operating margin excluding restructuring, exit and impairment charges, purchase accounting amortization, acquisition-related costs, IT security incident costs and other applicable charges and of diluted earnings per common share, as adjusted. Non-GAAP financial measures do not include operating and statistical measures.

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

IT Security Incident

As previously announced on June 13, 2023, the Company experienced an IT security incident that impacted some of its systems and global facilities. Please refer to Note 1 – Significant Accounting Policies for further details.

Change in Reportable Segments

Effective January 1, 2023, the Company changed its management reporting and updated its reportable segments to Propulsion, Engine P&A, Navico Group and Boat to align with its internal operating structure. For further information, refer to Note 9 – Segment Data in the Notes to Condensed Consolidated Financial Statements.

Acquisitions

During the second quarter of 2022, we acquired certain Freedom Boat Club franchise operations and territory rights as well as certain marine assets in the Southeast United States for net cash consideration of $93.9 million. Refer to Note 4 – Acquisitions in the Notes to Condensed Consolidated Financial Statements for further information.

Overview

Net sales decreased 7 percent during the second quarter of 2023 when compared with the second quarter of 2022. Our Propulsion segment results were below initial expectations solely due to the lost production days resulting from the IT security incident. Prior to the disruption, our high-horsepower outboard engine production ramp up was progressing and has since resumed, allowing us to increase shipments to repower customers and original equipment manufacturing ("OEM") partners. Our Engine P&A segment performed as expected, excluding the impact of the IT security incident, reflecting anticipated sales and earnings declines versus a record second quarter of 2022. As anticipated, Navico Group posted lower second quarter sales versus 2022 as both marine and RV OEM orders slowed versus a record prior year quarter. Our Boat segment delivered a solid quarter with sales slightly below prior year. Our international net sales decreased 13 percent and 12 percent in the second quarter on a GAAP and constant currency basis, respectively.

Net sales decreased 2 percent during the first half of 2023, when compared with the first half of 2022, due to the same factors described above. Our international net sales decreased 8 percent and 5 percent in the first half on a GAAP and constant currency basis, respectively.

Operating earnings in the second quarter of 2023 were $194.4 million and $234.9 million on a GAAP and As Adjusted basis, respectively. This compares to operating earnings during the second quarter of 2022 of $279.0 million and $300.2 million on a GAAP and an As Adjusted basis, respectively.

Operating earnings in the first half of 2023 were $430.5 million and $497.3 million on a GAAP and As Adjusted basis, respectively. This compares to operating earnings during the first half of 2022 of $518.5 million and $567.7 million on a GAAP and an As Adjusted basis, respectively.

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

The table below summarizes the impact of changes in currency exchange rates and also the impact of acquisitions on our net sales:

	Three Months Ended					Six Months Ended
	Net Sales		2023 vs. 2022			Net Sales		2023 vs. 2022
(in millions)	July 1, 2023	July 2, 2022	GAAP	Currency Impact	Acquisition Benefit	July 1, 2023	July 2, 2022	GAAP	Currency Impact	Acquisition Benefit
Propulsion	$703.3	$734.2	(4.2)%	(0.4)%	—%	$1,454.9	$1,440.1	1.0%	(1.0)%	—%
Engine P&A	328.9	379.5	(13.3)%	(0.5)%	—%	617.5	709.8	(13.0)%	(0.9)%	—%
Navico Group	227.8	286.1	(20.4)%	(0.1)%	—%	505.1	597.7	(15.5)%	(0.8)%	—%
Boat	560.8	568.4	(1.3)%	(0.1)%	1.0%	1,136.0	1,061.2	7.0%	(0.6)%	2.0%
Segment Eliminations	(118.5)	(132.6)	(10.6)%	(0.2)%	—%	(267.6)	(277.5)	(3.6)%	(0.5)%	—%
Total	$1,702.3	$1,835.6	(7.3)%	(0.3)%	0.3%	$3,445.9	$3,531.3	(2.4)%	(0.8)%	0.6%

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended:

	Three Months Ended		2023 vs. 2022		Six Months Ended		2023 vs. 2022
(in millions, except per share data)	July 1, 2023	July 2, 2022	$ Change	% Change	July 1, 2023	July 2, 2022	$ Change	% Change
Net sales	$1,702.3	$1,835.6	$(133.3)	(7.3)%	$3,445.9	$3,531.3	$(85.4)	(2.4)%
Gross margin(A)	472.3	536.4	(64.1)	(12.0)%	977.9	1,020.0	(42.1)	(4.1)%
Restructuring, exit and impairment charges	13.9	—	13.9	NM	23.4	—	23.4	NM
Operating earnings	194.4	279.0	(84.6)	(30.3)%	430.5	518.5	(88.0)	(17.0)%
Net earnings from continuing operations	135.3	198.8	(63.5)	(31.9)%	247.7	372.8	(125.1)	(33.6)%

Diluted earnings per common share from continuing operations	$1.91	$2.61	$(0.70)	(26.8)%	$3.47	$4.86	$(1.39)	(28.6)%

Expressed as a percentage of Net sales:
Gross margin (A)	27.7%	29.2%		(150) bps	28.4%	28.9%		(50) bps
Selling, general and administrative expense	12.6%	11.3%		130 bps	12.4%	11.3%		110 bps
Research and development expense	2.9%	2.7%		20 bps	2.8%	2.9%		(10) bps
Restructuring, exit and impairment charges	0.8%	—%		80 bps	0.7%	—%		70 bps
Operating margin	11.4%	15.2%		(380) bps	12.5%	14.7%		(220) bps

bps = basis points
NM = not meaningful

(A)Gross margin is defined as Net sales less Cost of sales as presented in the Condensed Consolidated Statements of Comprehensive Income.

The following is a summary of Adjusted operating earnings and Adjusted diluted earnings per common share from continuing operations for the three and six months ended July 1, 2023 when compared with the same prior year comparative period:

	Three Months Ended				Six Months Ended
	Operating Earnings		Diluted Earnings Per Share		Operating Earnings		Diluted Earnings Per Share
(in millions, except per share data)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
GAAP	$194.4	$279.0	$1.91	$2.61	$430.5	$518.5	$3.47	$4.86
Restructuring, exit and impairment charges	13.9	—	0.15	—	23.4	—	0.25	—
Purchase accounting amortization	14.1	14.1	0.15	0.14	28.3	37.1	0.30	0.37
IT security incident costs	8.1	—	0.09	—	8.1	—	0.09	—
Acquisition, integration and IT-related costs	4.4	7.1	0.05	0.07	7.0	12.1	0.08	0.12
Special tax items	—	—	—	—	—	—	0.72	—
As Adjusted	$234.9	$300.2	$2.35	$2.82	$497.3	$567.7	$4.91	$5.35

GAAP operating margin	11.4%	15.2%			12.5%	14.7%
Adjusted operating margin	13.8%	16.4%			14.4%	16.1%

Net sales decreased 7 percent during the second quarter of 2023 and 2 percent during the first half of 2023 when compared with the same prior year period. The components of the consolidated net sales change were as follows:

	Percent change in net sales compared to the prior comparative period
	Three Months Ended	Six Months Ended
	July 1, 2023	July 1, 2023
Volume	(10.2)%	(9.9)%
Product Mix and Price	7.3%	10.0%
IT Security Incident	(4.4)%	(2.3)%
Acquisitions	0.3%	0.6%
Currency	(0.3)%	(0.8)%
	(7.3)%	(2.4)%

Gross margin decreased 150 basis points in the second quarter of 2023 when compared to the same prior year period, driven by higher manufacturing costs including material and labor inflation (270 bps), the IT security incident (110 bps), unfavorable timing of capitalized variances (70 bps), depreciation (50 bps) and unfavorable foreign currency exchange rate fluctuations (40 bps), partially offset by sales-related drivers (380 bps) and acquisitions (10 bps).

Gross margin decreased 50 basis points in the first half of 2023 when compared to the same prior year period, driven by higher manufacturing costs including material and labor inflation (350 bps), the IT security incident (60 bps), depreciation (60 bps) and unfavorable foreign currency exchange rate fluctuations (30 bps), partially offset by sales-related drivers (410 bps) and acquisitions (40 bps).

Selling, general and administrative expense as a percentage of net sales increased 130 basis points during the second quarter of 2023 when compared with the same prior year period, due to lower sales and increased relative spending on sales and marketing (60 bps), information technology (40 bps) and variable compensation (30 bps). Research and development expense decreased in the second quarter of 2023 versus the same period in 2022.

Selling, general and administrative expense as a percentage of net sales increased 110 basis points during the first half of 2023 when compared with the same prior year period, due to lower sales and increased relative spending on sales and marketing (60 bps), information technology (30 bps) and variable compensation (20 bps). Research and development expense decreased in the first half of 2023 versus the same period in 2022.

We recorded Restructuring, exit and impairment charges of $13.9 million and $23.4 million during the three and six months ended July 1, 2023, respectively. We did not recognize any Restructuring, exit and impairment charges during the three and six months ended July 2, 2022, respectively. Refer to Note 3 – Restructuring, Exit and Impairment Activities in the Notes to Condensed Consolidated Financial Statements for further information.

We recorded Equity earnings of $2.2 million and $4.4 million in the three and six months ended July 1, 2023, respectively, which were mainly related to our marine and technology-related joint ventures. This compares with Equity earnings of $0.7 million and $1.5 million in the three and six months ended July 2, 2022, respectively.

We recognized $1.8 million and $0.9 million in Other income (expense), net in the three and six months ended July 1, 2023, respectively. This compares with $0.3 million and $(1.2) million recognized in Other income (expense), net in the three and six months ended July 2, 2022, respectively. Other income (expense), net primarily includes remeasurement gains and losses resulting from changes in foreign currency rates and other postretirement benefit costs.

Net interest expense increased for the three and six months ended July 1, 2023 when compared with the same prior year period due to an increase in average daily debt outstanding, which was influenced by the timing of debt issuances. Refer to Note 12 – Debt in the Notes to Condensed Consolidated Financial Statements and Note 15 – Debt in the Notes to Consolidated Financial Statements in the 2022 Form 10-K.

We recognized an Income tax provision for the three and six months ended July 1, 2023 of $36.3 million and $135.3 million, respectively, compared to $55.8 million and $102.2 million for the three and six months ended July 2, 2022, respectively. The increase in the income tax provision for the six months ended July 1, 2023 is due to a discrete income tax expense recorded in connection with the intercompany sale of intellectual property rights in the first quarter of 2023.

The effective tax rate, which is calculated as the Income tax provision as a percentage of Earnings before income taxes, for the three and six months ended July 1, 2023 was 21.2 percent and 35.3 percent, respectively. The effective tax rate for the three and six months ended July 2, 2022 was 21.9 percent and 21.5 percent, respectively.

Due to the factors described in the preceding paragraphs, Operating earnings, Net earnings from continuing operations, and Diluted earnings per common share from continuing operations decreased during the second quarter and first half of 2023 when compared with the same prior year period.

Propulsion Segment

The following table sets forth Propulsion segment's results for the three and six months ended:

	Three Months Ended		2023 vs. 2022		Six Months Ended		2023 vs. 2022
(in millions)	July 1, 2023	July 2, 2022	$ Change	% Change	July 1, 2023	July 2, 2022	$ Change	% Change
Net sales	$703.3	$734.2	$(30.9)	(4.2)%	$1,454.9	$1,440.1	$14.8	1.0%

GAAP operating earnings	$111.1	$142.0	$(30.9)	(21.8)%	$262.2	$267.3	$(5.1)	(1.9)%
IT security incident costs	3.4	—	3.4	NM	3.4	—	3.4	NM
Adjusted operating earnings	$114.5	$142.0	$(27.5)	(19.4)%	$265.6	$267.3	$(1.7)	(0.6)%

GAAP operating margin	15.8%	19.3%		(350) bps	18.0%	18.6%		(60) bps
Adjusted operating margin	16.3%	19.3%		(300) bps	18.3%	18.6%		(30) bps

NM = not meaningful
bps = basis points

Propulsion segment's net sales decreased $30.9 million, or 4 percent, in the second quarter of 2023 compared to the second quarter of 2022 as benefits from pricing, favorable product mix related to continued strong high-horsepower outboard engine demand and higher sales to repower customers, were offset by the impact of production stoppages related to the IT security incident and planned reductions in lower horsepower outboard engine and sterndrive engine sales and production.

Propulsion segment's net sales increased $14.8 million, or 1 percent, in the first half of 2023 versus 2022 due to continued increased sales of high-horsepower outboard engines offsetting the negative factors described above.

The components of the Propulsion segment's net sales change were as follows:

	Percent change in net sales compared to the prior comparative period
	Three Months Ended	Six Months Ended
	July 1, 2023	July 1, 2023
Product Mix and Price	9.2%	16.6%
Volume	(6.9)%	(11.5)%
IT Security Incident	(6.1)%	(3.1)%
Currency	(0.4)%	(1.0)%
	(4.2)%	1.0%

International sales were 29 percent of the Propulsion segment's net sales in the second quarter of 2023, and decreased 18 percent from the same period of the prior year on a GAAP basis. On a constant currency basis, international sales decreased 16 percent.

International sales were 32 percent of the Propulsion segment's net sales in the first half of 2023 and decreased 8 percent from the prior year on a GAAP basis. On a constant currency basis, international sales decreased 5 percent in the first half of 2023.

Propulsion segment's operating earnings in the second quarter of 2023 were $111.1 million, a decrease of 22 percent when compared to the second quarter of 2022, as lower sales, higher input costs, and the timing of capitalized inventory variances offset very aggressive cost control. Operating earnings for the first half of 2023 were $262.2 million, a decrease of 2 percent, as a result of the same factors described above.

Engine P&A Segment

The following table sets forth Engine P&A segment's results for the three and six months ended:

	Three Months Ended		2023 vs. 2022		Six Months Ended		2023 vs. 2022
(in millions)	July 1, 2023	July 2, 2022	$ Change	% Change	July 1, 2023	July 2, 2022	$ Change	% Change
Net sales	$328.9	$379.5	$(50.6)	(13.3)%	$617.5	$709.8	$(92.3)	(13.0)%

GAAP operating earnings	$66.4	$85.8	$(19.4)	(22.6)%	$114.2	$146.8	$(32.6)	(22.2)%
Restructuring, exit and impairment charges	0.3	—	0.3	NM	1.0	—	1.0	NM
IT security incident costs	0.5	—	0.5	NM	0.5	—	0.5	NM
Adjusted operating earnings	$67.2	$85.8	$(18.6)	(21.7)%	$115.7	$146.8	$(31.1)	(21.2)%

GAAP operating margin	20.2%	22.6%		(240) bps	18.5%	20.7%		(220) bps
Adjusted operating margin	20.4%	22.6%		(220) bps	18.7%	20.7%		(200) bps

NM = not meaningful
bps = basis points

Engine P&A segment's net sales decreased $50.6 million, or 13 percent, in the second quarter of 2023 versus the second quarter of 2022, due to the impact of the IT security incident and lower sales in our third-party distribution businesses and international markets.

Engine P&A segment's net sales decreased $92.3 millions, or 13 percent, in the first half of 2023 versus prior year as a result of the same factors described above.

The components of the Engine P&A segment's net sales change were as follows:

	Percent change in net sales compared to the prior comparative period
	Three Months Ended	Six Months Ended
	July 1, 2023	July 1, 2023
Volume	(10.7)%	(13.6)%
IT Security Incident	(5.9)%	(3.2)%
Product Mix and Price	3.8%	4.7%
Currency	(0.5)%	(0.9)%
	(13.3)%	(13.0)%

International sales were 26 percent of the Engine P&A segment's net sales in the second quarter of 2023 and decreased 16 percent year over year on a GAAP basis. On a constant currency basis, international sales decreased 14 percent.

International sales were 28 percent of the Engine P&A segment's net sales in the first half of 2023 and decreased 17 percent year over year on a GAAP basis. On a constant currency basis, international sales decreased 14 percent in the first half of 2023.

Engine P&A segment's operating earnings in the second quarter of 2023 were $66.4 million, a decrease of 23 percent compared to the second quarter of 2022, due to the net sales factors described above together with slight increases in input costs and the carry-over of start-up costs related to the newly opened Brownsburg distribution center, which collectively offset benefits from cost control measures. Operating earnings for the first half of 2023 were $114.2 million, a decrease of 22 percent, as a result of the same factors described above.

Navico Group Segment

The following table sets forth Navico Group segment's results for the three and six months ended:

	Three Months Ended		2023 vs. 2022		Six Months Ended		2023 vs. 2022
(in millions)	July 1, 2023	July 2, 2022	$ Change	% Change	July 1, 2023	July 2, 2022	$ Change	% Change
Net sales	$227.8	$286.1	$(58.3)	(20.4)%	$505.1	$597.7	$(92.6)	(15.5)%

GAAP operating earnings	$4.2	$22.4	$(18.2)	(81.3)%	$17.0	$53.0	$(36.0)	(67.9)%
Restructuring, exit and impairment charges	7.3	—	7.3	NM	10.9	—	10.9	NM
Purchase accounting amortization	13.2	13.4	(0.2)	(1.5)%	26.5	35.8	(9.3)	(26.0)%
Acquisition, integration, and IT-related costs	0.7	5.3	(4.6)	(86.8)%	1.5	7.9	(6.4)	(81.0)%
IT security incident costs	0.5	—	0.5	NM	0.5	—	0.5	NM
Adjusted operating earnings	$25.9	$41.1	$(15.2)	(37.0)%	$56.4	$96.7	$(40.3)	(41.7)%

GAAP operating margin	1.8%	7.8%		(600) bps	3.4%	8.9%		(550) bps
Adjusted operating margin	11.4%	14.4%		(300) bps	11.2%	16.2%		(500) bps

NM = not meaningful
bps = basis points

Navico Group segment's net sales decreased $58.3 million, or 20 percent, in the second quarter of 2023 versus the second quarter of 2022, driven by lower orders versus a very strong second quarter of 2022 together with the slow recovery of RV OEM production, which was partially offset by strong new product performance.

Navico Group segment's net sales decreased $92.6 million, or 16 percent, in the first half of 2023 versus prior year as a result of the same factors described above.

The components of the Navico Group segment's net sales change were as follows:

	Percent change in net sales compared to the prior comparative period
	Three Months Ended	Six Months Ended
	July 1, 2023	July 1, 2023
Volume	(17.2)%	(14.3)%
IT Security Incident	(4.5)%	(2.2)%
Product Mix and Price	1.4%	1.8%
Currency	(0.1)%	(0.8)%
	(20.4)%	(15.5)%

International sales were 39 percent of the Navico Group segment's net sales in the second quarter of 2023 and decreased 14 percent year over year on a GAAP basis. On a constant currency basis, international sales decreased 14 percent.

International sales were 36 percent of the Navico Group segment's net sales in the first half of 2023 and decreased 13 percent year over year on a GAAP basis. On a constant currency basis, international sales decreased 11 percent in the first half of 2023.

Navico Group segment's operating earnings in the second quarter of 2023 were $4.2 million, a decrease of 81 percent compared to the second quarter of 2022 as a result of lower sales, slightly elevated input costs and restructuring charges associated with actions executed in the quarter, which were partially offset by benefits from ongoing cost reduction actions and reorganization efforts. Operating earnings for the first half of 2023 were $17.0 million, a decrease of 68 percent, as a result of the same factors described above.

Boat Segment

The following table sets forth Boat segment's results for the three and six months ended:

	Three Months Ended		2023 vs. 2022		Six Months Ended		2023 vs. 2022
(in millions)	July 1, 2023	July 2, 2022	$ Change	% Change	July 1, 2023	July 2, 2022	$ Change	% Change
Net sales	$560.8	$568.4	$(7.6)	(1.3)%	$1,136.0	$1,061.2	$74.8	7.0%

GAAP operating earnings	$53.2	$58.9	$(5.7)	(9.7)%	$111.0	$104.2	$6.8	6.5%
Restructuring, exit and impairment charges	4.5	—	4.5	NM	5.9	—	5.9	NM
Acquisition, integration, and IT-related costs	3.1	1.8	1.3	72.2%	4.1	4.2	(0.1)	(2.4)%
Purchase accounting amortization	0.9	0.7	0.2	28.6%	1.8	1.3	0.5	38.5%
IT security incident costs	0.8	—	0.8	NM	0.8	—	0.8	NM
Adjusted operating earnings	$62.5	$61.4	$1.1	1.8%	$123.6	$109.7	$13.9	12.7%

GAAP operating margin	9.5%	10.4%		(90) bps	9.8%	9.8%		NM
Adjusted operating margin	11.1%	10.8%		30 bps	10.9%	10.3%		60 bps

NM = not meaningful
bps = basis points

Boat segment's net sales decreased $7.6 million, or 1 percent, in the second quarter of 2023 versus the second quarter of 2022, due to the favorable impact of prior year pricing actions and favorable mix toward premium products being offset by the impact of lower value product shipments and higher discount levels.

Boat segment's net sales increased $74.8 million, or 7 percent, in the first half of 2023 due to positive mix and price and acquisitions.

The components of the Boat segment's net sales change were as follows:

	Percent change in net sales compared to the prior comparative period
	Three Months Ended	Six Months Ended
	July 1, 2023	July 1, 2023
Volume	(8.6)%	(0.5)%
Product Mix and Price	6.4%	6.1%
Acquisitions	1.0%	2.0%
Currency	(0.1)%	(0.6)%
	(1.3)%	7.0%

International sales were 25 percent of the Boat segment's net sales in the second quarter of 2023 and decreased 2 percent on a GAAP basis. On a constant currency basis, international sales decreased 1 percent.

International sales were 24 percent of the Boat segment's net sales in the first half of 2023 and increased 3 percent on a GAAP basis. On a constant currency basis, international sales increased 5 percent in the first half of 2023.

Boat segment's operating earnings in the second quarter of 2023 were $53.2 million, a decrease of 10 percent when compared to the second quarter of 2022, driven by restructuring charges associated with actions executed in the quarter and the IT security incident, partially offset by share gains and sustained operational productivity gains. Operating earnings in the first half of 2023 were $111.0 million, an increase of 7 percent, as increased sales were partially offset by the negative factors above.

Corporate/Other

The following table sets forth Corporate/Other results for the three and six months ended:

	Three Months Ended		2023 vs. 2022		Six Months Ended		2023 vs. 2022
(in millions)	July 1, 2023	July 2, 2022	$ Change	% Change	July 1, 2023	July 2, 2022	$ Change	% Change
Operating loss	$(40.5)	$(30.1)	$(10.4)	34.6%	$(73.9)	$(52.8)	$(21.1)	40.0%
Restructuring, exit and impairment charges	1.8	—	1.8	NM	5.6	—	5.6	NM
IT security incident costs	2.9	—	2.9	NM	2.9	—	2.9	NM
Acquisition, integration, and IT-related costs	0.6	—	0.6	NM	1.4	—	1.4	NM
Adjusted operating loss	$(35.2)	$(30.1)	$(5.1)	16.9%	$(64.0)	$(52.8)	$(11.2)	21.2%

NM = not meaningful

Corporate operating expenses in the second quarter of 2023 were $40.5 million, an increase of 35 percent when compared to the second quarter of 2022, primarily due to increased spending on enterprise growth initiatives, the IT security incident and restructuring charges associated with actions executed in the quarter.

Corporate operating expenses increased 40 percent in the first half of 2023 versus 2022, resulting from the same factors described above.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the six months ended:

(in millions)	July 1, 2023	July 2, 2022
Net cash provided by operating activities of continuing operations	$254.4	$149.4
Net cash (used for) provided by:
Plus: Capital expenditures	(173.4)	(196.5)
Plus: Proceeds from the sale of property, plant and equipment	6.3	3.0
Plus: Effect of exchange rate changes	1.6	(11.2)
Total free cash flow (A)	$88.9	$(55.3)

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

2023 Cash Flow

Net cash provided by operating activities of continuing operations in the six months ended July 1, 2023 totaled $254.4 million versus $149.4 million in the comparable period of 2022. The increase is primarily due to decreases in working capital usage, partially offset by lower net earnings. Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Condensed Consolidated Balance Sheets, excluding the impact of acquisitions and non-cash adjustments.

The primary drivers of net cash provided by operating activities of continuing operations in the six months ended July 1, 2023 were net earnings, net of non-cash items, partially offset by seasonal increases in working capital. Accounts and notes receivable increased $69.0 million, primarily due to timing of sales. Inventory increased $22.0 million driven by seasonal inventory purchases and cost inflation. Accounts payable decreased $93.2 million, primarily due to timing of payments. Accrued expenses increased $16.1 million, primarily driven by increased expenses associated with restructuring actions executed during the year and the IT security incident.

Net cash used for investing activities of continuing operations was $169.7 million, which included $173.4 million of capital expenditures and $6.4 million of investments in our joint venture, partially offset by $6.3 million of sales of property, plant and equipment and $3.8 million of sales or maturities of marketable securities. Our capital spending was focused on investments in capacity expansion, new products, and technologies.

Net cash used for financing activities was $204.0 million and primarily related to common stock repurchases and cash dividends paid to common shareholders.

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

Liquidity and Capital Resources

We view our highly liquid assets as of July 1, 2023, December 31, 2022 and July 2, 2022 as:

(in millions)	July 1, 2023	December 31, 2022	July 2, 2022
Cash and cash equivalents	$477.5	$595.6	$566.7
Short-term investments in marketable securities	0.8	4.5	37.0
Total cash, cash equivalents and marketable securities	$478.3	$600.1	$603.7

The following table sets forth an analysis of total liquidity as of July 1, 2023, December 31, 2022 and July 2, 2022:

(in millions)	July 1, 2023	December 31, 2022	July 2, 2022
Cash, cash equivalents and marketable securities	$478.3	$600.1	$603.7
Amounts available under lending facility (A)	741.9	747.2	747.2
Total liquidity (B)	$1,220.2	$1,347.3	$1,350.9

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

Cash, cash equivalents and marketable securities totaled $478.3 million as of July 1, 2023, a decrease of $121.8 million from $600.1 million as of December 31, 2022, and a decrease of $125.4 million from $603.7 million as of July 2, 2022. Total debt as of July 1, 2023, December 31, 2022 and July 2, 2022 was $2,510.3 million, $2,509.0 million and $2,502.0 million, respectively. Our debt-to-capitalization ratio was 54 percent as of July 1, 2023, a decrease from 55 percent as of December 31, 2022 and from 56 percent as of July 2, 2022.

There were no borrowings under the Credit Facility during the six months ended July 1, 2023, and thus we did not have any borrowings outstanding under the Credit Facility as of July 1, 2023. Available borrowing capacity under the Credit Facility totaled $741.9 million, net of $8.1 million of letters of credit outstanding. During the six months ended July 1, 2023, the maximum amount utilized under the CP Program was $100 million. Refer to Note 12 – Debt in the Notes to Condensed Consolidated Financial Statements and Note 15 - Debt in the Notes to Consolidated Financial Statements in the 2022 Form 10-K, for further details.

The levels of borrowing capacity under our Credit Facility and CP Program are limited by both a leverage and interest coverage test. These covenants also pertain to termination provisions included in our wholesale financing joint-venture arrangements with Wells Fargo Commercial Distribution Finance. Based on our anticipated earnings generation throughout the year, we expect to maintain sufficient cushion against the existing debt covenants.

2023 Capital Strategy

Our expected full-year capital expenditures remain at approximately $350 million and our estimate of full-year interest expense remains at approximately $100 million. We increased our anticipated share repurchases for 2023 to now exceed $250 million, lowering our expected average diluted shares outstanding for the year to 70.5 million shares. Additionally, our estimate of working capital usage remains at approximately $100 million for the year.

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

Recent Accounting Pronouncements

Recent accounting pronouncements that have been adopted during the three months ended July 1, 2023, or will be adopted in future periods, are included in Note 1 – Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations, estimates, and projections about Brunswick’s business and by their nature address matters that are, to different degrees, uncertain. Words such as “may,” “could,” “should,” “expect,” "anticipate," "project," "position," “intend,” “target,” “plan,” “seek,” “estimate,” “believe,” “predict,” “outlook,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this report. These risks include, but are not limited to: the effect of adverse general economic conditions, including the amount of disposable income consumers have available for discretionary spending; changes in currency exchange rates; fiscal and monetary policy changes; higher energy and fuel costs; competitive pricing pressures; adverse capital market conditions; actual or anticipated increases in costs, disruptions of supply, or defects in raw materials, parts, or components we purchase from third parties; supplier manufacturing constraints, increased demand for shipping carriers, and transportation disruptions; managing our manufacturing footprint; international business risks, geopolitical tensions or conflicts, sanctions, embargoes, or other regulations; public health emergencies or pandemics, such as the coronavirus (COVID-19) pandemic; adverse weather conditions, climate change events and other catastrophic event risks; our ability to develop new and innovative products and services at a competitive price; loss of key customers; our ability to meet demand in a rapidly changing environment; absorbing fixed costs in production; risks associated with joint ventures that do not operate solely for our benefit; our ability to integrate acquisitions, including Navico, and the risk for associated disruption to our business; our ability to successfully implement our strategic plan and growth initiatives; attracting and retaining skilled labor, implementing succession plans for key leadership, and executing organizational and leadership changes; our ability to identify, complete, and integrate targeted acquisitions; the risk that restructuring or strategic divestitures will not provide business benefits; maintaining effective distribution; dealers and customers being able to access adequate financing; requirements for us to repurchase inventory; inventory reductions by dealers, retailers, or independent boat builders; risks related to the Freedom Boat Club franchise business model; outages, breaches, or other cybersecurity events regarding our technology systems, which have affected and could further affect manufacturing and business operations and could result in lost or stolen information and associated remediation costs; our ability to protect our brands and intellectual property; changes to U.S. trade policy and tariffs; any impairment to the value of goodwill and other assets; product liability, warranty, and other claims risks; legal, environmental, and other regulatory compliance, including increased costs, fines, and reputational risks; changes in income tax legislation or enforcement; managing our share repurchases; and risks associated with certain divisive shareholder activist actions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 19, 2022, our Board of Directors approved a $500 million increase to our share repurchase authorization. During the six months ended July 1, 2023, we repurchased $132.2 million of stock, and the remaining authorization was $264.3 million as of July 1, 2023.

We repurchased the following shares of common stock during the three months ended July 1, 2023:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Amount of Dollars that May Yet Be Used to Purchase Shares Under the Program
April 2 to April 29	183,118	$81.91	183,118
April 30 to May 27	331,651	78.84	331,651
May 28 to July 1	387,673	80.03	387,673
Total	902,442	$79.98	902,442	$264,268,446

Item 5. Other Information

Frequency of Say-on-Pay

At the May 3, 2023 Annual Meeting of Shareholders of the Company, shareholders voted for a non-binding resolution approving annual (every one year) advisory votes to approve the compensation of the Company's named executive officers. Based on the Board's recommendation, as set forth in our Proxy Statement, and the shareholder voting results, the Company has determined that we will continue to hold an advisory vote on executive compensation on an annual basis.

Securities Trading Plans of Executive Officers and Directors

Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables pre-arranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading and Unauthorized Disclosures Policy permits our officers and directors to enter into trading plans designed to comply with Rule 10b5-1.

During the quarterly period ended July 1, 2023, none of our officers (as defined in Rule 16a-1(f) under the Exchange Act) or directors adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

BRUNSWICK CORPORATION
August 3, 2023	By:	/s/ RANDALL S. ALTMAN
Randall S. Altman
Senior Vice President and Controller*

*Mr. Altman is signing this report both as a duly authorized officer and as the principal accounting officer.