Form 10-Q
period 2023-09-30
BRUNSWICK CORP
filed 2023-11-01
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended September 30, 2023

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
The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of October 30, 2023 was 68,812,648.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	Sep 30, 2023	Oct 1, 2022	Sep 30, 2023	Oct 1, 2022
Net sales	$1,593.6	$1,698.2	$5,039.5	$5,229.5
Cost of sales	1,148.9	1,199.3	3,616.9	3,710.6
Selling, general and administrative expense	187.1	186.2	613.5	586.1
Research and development expense	45.2	50.4	142.8	152.0
Restructuring, exit and impairment charges	16.3	24.6	39.7	24.6
Operating earnings	196.1	237.7	626.6	756.2
Equity (loss) earnings	(17.3)	1.3	(12.9)	2.8
Other income (expense), net	6.0	(0.1)	6.9	(1.3)
Earnings before interest and income taxes	184.8	238.9	620.6	757.7
Interest expense	(28.1)	(26.1)	(85.1)	(70.4)
Interest income	3.4	1.9	7.6	2.5
Loss on early extinguishment of debt	—	—	—	(0.1)
Earnings before income taxes	160.1	214.7	543.1	689.7
Income tax provision	46.2	46.5	181.5	148.7
Net earnings from continuing operations	113.9	168.2	361.6	541.0
Net loss from discontinued operations, net of tax	(1.4)	(4.4)	(2.1)	(5.7)
Net earnings	$112.5	$163.8	$359.5	$535.3

Earnings per common share:
Basic
Earnings from continuing operations	$1.63	$2.27	$5.11	$7.16
Loss from discontinued operations	(0.02)	(0.06)	(0.03)	(0.08)
Net earnings	$1.61	$2.21	$5.08	$7.08

Diluted
Earnings from continuing operations	$1.63	$2.26	$5.10	$7.12
Loss from discontinued operations	(0.02)	(0.06)	(0.03)	(0.08)
Net earnings	$1.61	$2.20	$5.07	$7.04

Weighted average shares used for computation of:
Basic earnings per common share	69.8	74.2	70.7	75.6
Diluted earnings per common share	70.0	74.5	70.9	76.0

Comprehensive income	$99.2	$158.0	$346.9	$527.1

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	Sep 30, 2023	Dec 31, 2022	Oct 1, 2022
Assets
Current assets
Cash and cash equivalents, at cost, which approximates fair value	$330.9	$595.6	$457.4
Restricted cash	11.1	12.9	11.7
Short-term investments in marketable securities	0.8	4.5	34.5
Total cash and short-term investments in marketable securities	342.8	613.0	503.6
Accounts and notes receivable, less allowances of $10.4, $10.2, $8.9	568.2	543.0	557.7
Inventories
Finished goods	825.4	836.1	754.4
Work-in-process	194.5	209.1	224.0
Raw materials	425.1	426.2	451.4
Net inventories	1,445.0	1,471.4	1,429.8
Prepaid expenses and other	85.3	67.8	103.9
Current assets	2,441.3	2,695.2	2,595.0

Property
Land	44.0	42.4	42.2
Buildings and improvements	609.3	564.4	547.2
Equipment	1,529.0	1,488.1	1,425.1
Total land, buildings and improvements and equipment	2,182.3	2,094.9	2,014.5
Accumulated depreciation	(1,111.0)	(1,051.4)	(1,031.0)
Net land, buildings and improvements and equipment	1,071.3	1,043.5	983.5
Unamortized product tooling costs	240.3	227.3	237.6
Net property	1,311.6	1,270.8	1,221.1

Other assets
Goodwill	1,007.6	967.6	962.2
Other intangibles, net	999.8	997.4	1,005.4
Deferred income tax asset	150.9	203.3	137.7
Operating lease assets	136.2	114.8	111.4
Equity investments	35.6	54.0	47.7
Other long-term assets	17.9	18.2	44.4
Other assets	2,348.0	2,355.3	2,308.8

Total assets	$6,100.9	$6,321.3	$6,124.9

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

(in millions)	Sep 30, 2023	Dec 31, 2022	Oct 1, 2022
Liabilities and shareholders' equity
Current liabilities
Short-term debt and current maturities of long-term debt	$455.3	$89.0	$84.9
Accounts payable	493.4	662.6	631.6
Accrued expenses	710.5	738.3	662.8
Current liabilities	1,659.2	1,489.9	1,379.3

Long-term liabilities
Debt	1,975.7	2,420.0	2,419.1
Operating lease liabilities	117.8	97.8	95.7
Postretirement benefits	45.6	49.5	62.7
Deferred income tax liability	12.4	60.7	2.6
Other	204.4	161.1	164.5
Long-term liabilities	2,355.9	2,789.1	2,744.6

Shareholders' equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares; outstanding: 68,939,000, 71,365,000 and 72,612,000 shares	76.9	76.9	76.9
Additional paid-in capital	385.2	391.3	386.0
Retained earnings	3,563.4	3,288.5	3,173.0
Treasury stock, at cost: 33,599,000, 31,173,000 and 29,926,000 shares	(1,897.6)	(1,684.9)	(1,595.2)
Accumulated other comprehensive loss	(42.1)	(29.5)	(39.7)
Shareholders' equity	2,085.8	2,042.3	2,001.0

Total liabilities and shareholders' equity	$6,100.9	$6,321.3	$6,124.9

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(in millions)	Sep 30, 2023	Oct 1, 2022
Cash flows from operating activities
Net earnings	$359.5	$535.3
Less: net loss from discontinued operations, net of tax	(2.1)	(5.7)
Net earnings from continuing operations, net of tax	361.6	541.0
Stock compensation expense	15.0	16.8
Depreciation and amortization	201.4	167.9
Pension funding, net of expense	(1.2)	(0.5)
Asset impairment charges	6.4	19.2
Deferred income taxes	0.9	4.0
Impairment of equity method investment	19.2	—
Changes in certain current assets and current liabilities	(161.2)	(426.8)
Long-term extended warranty contracts and other deferred revenue	14.0	12.2
Income taxes	21.2	(17.0)
Other, net	(19.2)	(3.0)
Net cash provided by operating activities of continuing operations	458.1	313.8
Net cash used for operating activities of discontinued operations	(7.8)	(2.4)
Net cash provided by operating activities	450.3	311.4

Cash flows from investing activities
Capital expenditures	(233.1)	(299.3)
Purchases of marketable securities	—	(60.0)
Sales or maturities of marketable securities	3.8	26.3
Investments	(1.6)	(4.9)
Acquisition of businesses, net of cash acquired	(89.6)	(95.7)
Proceeds from the sale of property, plant and equipment	10.6	5.7
Cross currency swap settlement	—	16.7
Net cash used for investing activities	(309.9)	(411.2)

Cash flows from financing activities
Proceeds from issuances of short-term debt	2.3	127.8
Payments of short-term debt	(5.4)	(125.0)
Net proceeds from issuances of long-term debt	—	741.8
Payments of long-term debt including current maturities	(81.8)	(58.5)
Common stock repurchases	(220.0)	(360.0)
Cash dividends paid	(84.6)	(82.4)
Tax withholding associated with shares issued for share-based compensation	(13.4)	(16.4)
Other, net	—	(3.9)
Net cash (used for) provided by financing activities	(402.9)	223.4

Effect of exchange rate changes	(4.0)	(21.2)
Net (decrease) increase in Cash and cash equivalents and Restricted cash	(266.5)	102.4
Cash and cash equivalents and Restricted cash at beginning of period	608.5	366.7

Cash and cash equivalents and Restricted cash at end of period	342.0	469.1
Less: Restricted cash	11.1	11.7
Cash and cash equivalents at end of period	$330.9	$457.4

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

Brunswick Corporation
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2022	$76.9	$391.3	$3,288.5	$(1,684.9)	$(29.5)	$2,042.3
Net earnings	—	—	112.3	—	—	112.3
Other comprehensive income	—	—	—	—	3.6	3.6
Dividends ($0.40 per common share)	—	—	(28.5)	—	—	(28.5)
Compensation plans and other	—	(15.3)	—	8.5	—	(6.8)
Common stock repurchases	—	—	—	(60.4)	—	(60.4)
Balance at April 1, 2023	76.9	376.0	3,372.3	(1,736.8)	(25.9)	2,062.5
Net earnings	—	—	134.7	—	—	134.7
Other comprehensive loss	—	—	—	—	(2.9)	(2.9)
Dividends ($0.40 per common share)	—	—	(28.3)	—	—	(28.3)
Compensation plans and other	—	7.8	—	0.5	—	8.3
Common stock repurchases	—	—	—	(72.9)	—	(72.9)
Balance at July 1, 2023	76.9	383.8	3,478.7	(1,809.2)	(28.8)	2,101.4
Net earnings	—	—	112.5	—	—	112.5
Other comprehensive loss	—	—	—	—	(13.3)	(13.3)
Dividends ($0.40 per common share)	—	—	(27.8)	—	—	(27.8)
Compensation plans and other	—	1.4	—	0.3	—	1.7
Common stock repurchases	—	—	—	(88.7)	—	(88.7)
Balance at September 30, 2023	$76.9	$385.2	$3,563.4	$(1,897.6)	$(42.1)	$2,085.8

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2021	$76.9	$394.5	$2,720.1	$(1,245.8)	$(31.5)	$1,914.2
Net earnings	—	—	174.2	—	—	174.2
Other comprehensive income	—	—	—	—	9.9	9.9
Dividends ($0.365 per common share)	—	—	(28.0)	—	—	(28.0)
Compensation plans and other	—	(20.0)	—	9.4	—	(10.6)
Common stock repurchases	—	—	—	(79.8)	—	(79.8)
Balance at April 2, 2022	76.9	374.5	2,866.3	(1,316.2)	(21.6)	1,979.9
Net earnings	—	—	197.3	—	—	197.3
Other comprehensive loss	—	—	—	—	(12.3)	(12.3)
Dividends ($0.365 per common share)	—	—	(27.4)	—	—	(27.4)
Compensation plans and other	—	6.3	—	1.0	—	7.3
Common stock repurchases	—	—	—	(140.2)	—	(140.2)
Balance at July 2, 2022	76.9	380.8	3,036.2	(1,455.4)	(33.9)	2,004.6
Net earnings	—	—	163.8	—	—	163.8
Other comprehensive loss	—	—	—	—	(5.8)	(5.8)
Dividends ($0.365 per common share)	—	—	(27.0)	—	—	(27.0)
Compensation plans and other	—	5.2	—	0.2	—	5.4
Common stock repurchases	—	—	—	(140.0)	—	(140.0)
Balance at October 1, 2022	$76.9	$386.0	$3,173.0	$(1,595.2)	$(39.7)	$2,001.0

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

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Saturday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The third quarter of fiscal year 2023 ended on September 30, 2023 and the third quarter of fiscal year 2022 ended on October 1, 2022.

IT Security Incident

As previously announced on June 13, 2023, the Company experienced an IT security incident that impacted some of its systems and global facilities. The Company activated its response protocols, including pausing operations in some locations, engaging leading security experts and coordinating with relevant law enforcement agencies. Normal global business operations resumed over the course of nine days following the incident. While we were able to quickly restore our operations, the incident resulted in disruption to sales as well as non-recurring costs. We will attempt to recover a portion of the lost operating earnings from lost sales and non-recurring costs from our insurance carriers. Non-recurring costs include labor while plants were idle, IT-related costs and costs for legal, consulting and other professional services directly related to this incident. During the three and nine months ended September 30, 2023, we incurred non-recurring costs related to the IT security incident of $2.1 million and $10.2 million, respectively. A portion of the non-recurring costs are included in Cost of sales and a portion in Selling, general and administrative expense in the Condensed Consolidated Statements of Comprehensive Income. We estimate the incident resulted in lost revenue of approximately $80 million to $85 million and operating earnings of $35 million to $40 million in the nine months ended September 30, 2023.

TN-BC Holdings LLC Joint Venture Impairment

TN-BC Holdings LLC (the "Joint Venture") is a 50% owned joint venture, accounted for as an equity method investment, between the Company and TechNexus Holdings LLC formed in 2017. During the three months ended September 30, 2023, the Company recorded an impairment charge of $19.2 million due to a decline in the fair value of its investment in the Joint Venture, as a result of a reduction in value of certain of the Joint Venture's underlying investments. The impairment charge is included in Equity (loss) earnings in the Condensed Consolidated Statements of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Under our supplier finance program, the Company agrees to pay Bank of America ("the Bank") the stated amount of confirmed invoices from our suppliers on the original invoice payment due date. Our suppliers may request payment from the Bank at a date earlier than the payment due date stated on the original invoice in exchange for a fee in the form of a discounted invoice amount. Brunswick or the Bank may terminate the agreement upon at least 90 days’ notice. The supplier invoices that have been confirmed as valid under the program require payment ranging from 60 to 120 days from the invoice date, consistent with the terms of the original invoice. The Company does not pay the Bank any service fees or subscription fees under the program. In addition, the Company does not pledge any assets as security or provide other forms of guarantees for the committed payment to the Bank. As of September 30, 2023, December 31, 2022, and October 1, 2022, the Company had $13.9 million, $18.2 million and $18.1 million confirmed invoices under the supplier finance program, respectively, which were included in Accounts payable on the Condensed Consolidated Balance Sheets.

Note 2 – Revenue Recognition

The following tables present the Company's revenue in categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors:

	Three Months Ended
	September 30, 2023
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Geographic Markets
United States	$498.2	$248.0	$137.4	$345.6	$1,229.2
Europe	88.0	30.3	48.0	28.2	194.5
Asia-Pacific	46.5	25.0	19.1	8.3	98.9
Canada	26.8	28.4	3.8	37.2	96.2
Rest-of-World	58.7	12.9	5.1	9.3	86.0
Segment Eliminations	(86.2)	(2.0)	(23.0)	—	(111.2)
Total	$632.0	$342.6	$190.4	$428.6	$1,593.6

	Three Months Ended
	October 1, 2022
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Geographic Markets
United States	$514.1	$257.1	$155.1	$397.7	$1,324.0
Europe	75.1	28.4	48.2	39.3	191.0
Asia-Pacific	49.7	29.0	23.3	7.8	109.8
Canada	28.4	33.6	3.7	57.1	122.8
Rest-of-World	47.1	12.2	4.5	8.8	72.6
Segment Eliminations	(99.2)	(1.6)	(21.2)	—	(122.0)
Total	$615.2	$358.7	$213.6	$510.7	$1,698.2

Notes to Condensed Consolidated Financial Statements
(unaudited)

	Nine Months Ended
	September 30, 2023
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Geographic Markets
United States	$1,490.8	$693.3	$459.3	$1,203.8	$3,847.2
Europe	293.4	86.2	173.9	135.6	689.1
Asia-Pacific	154.8	76.7	56.3	23.9	311.7
Canada	75.8	69.2	13.4	173.4	331.8
Rest-of-World	158.3	36.7	15.6	27.9	238.5
Segment Eliminations	(291.3)	(5.8)	(81.3)	(0.4)	(378.8)
Total	$1,881.8	$956.3	$637.2	$1,564.2	$5,039.5

	Nine Months Ended
	October 1, 2022
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Geographic Markets
United States	$1,450.4	$758.3	$541.7	$1,189.2	$3,939.6
Europe	306.9	97.0	188.6	140.9	733.4
Asia-Pacific	172.5	88.8	69.5	24.4	355.2
Canada	86.1	86.0	20.9	189.7	382.7
Rest-of-World	138.6	40.0	11.8	27.7	218.1
Segment Eliminations	(310.7)	(5.8)	(82.8)	(0.2)	(399.5)
Total	$1,843.8	$1,064.3	$749.7	$1,571.7	$5,229.5

Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended
	September 30, 2023
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Major Product Lines
Outboard Engines	$580.3	$—	$—	$—	$580.3
Controls, Rigging, and Propellers	99.7	—	—	—	99.7
Sterndrive Engines	38.2	—	—	—	38.2
Distribution Parts & Accessories	—	186.0	—	—	186.0
Products	—	158.6	—	—	158.6
Navico Group	—	—	213.4	—	213.4
Aluminum Freshwater Boats	—	—	—	141.3	141.3
Recreational Fiberglass Boats	—	—	—	137.0	137.0
Saltwater Fishing Boats	—	—	—	110.4	110.4
Business Acceleration	—	—	—	43.6	43.6
Boat Eliminations/Other	—	—	—	(3.7)	(3.7)
Segment Eliminations	(86.2)	(2.0)	(23.0)	—	(111.2)
Total	$632.0	$342.6	$190.4	$428.6	$1,593.6

	Three Months Ended
	October 1, 2022
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Major Product Lines
Outboard Engines	$565.2	$—	$—	$—	$565.2
Controls, Rigging, and Propellers	96.9	—	—	—	96.9
Sterndrive Engines	52.3	—	—	—	52.3
Distribution Parts & Accessories	—	207.7	—	—	207.7
Products	—	152.6	—	—	152.6
Navico Group	—	—	234.8	—	234.8
Aluminum Freshwater Boats	—	—	—	208.2	208.2
Recreational Fiberglass Boats	—	—	—	180.8	180.8
Saltwater Fishing Boats	—	—	—	86.6	86.6
Business Acceleration	—	—	—	38.7	38.7
Boat Eliminations/Other	—	—	—	(3.6)	(3.6)
Segment Eliminations	(99.2)	(1.6)	(21.2)	—	(122.0)
Total	$615.2	$358.7	$213.6	$510.7	$1,698.2

Notes to Condensed Consolidated Financial Statements
(unaudited)

	Nine Months Ended
	September 30, 2023
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Major Product Lines
Outboard Engines	$1,726.1	$—	$—	$—	$1,726.1
Controls, Rigging, and Propellers	310.8	—	—	—	310.8
Sterndrive Engines	136.2	—	—	—	136.2
Distribution Parts & Accessories	—	558.5	—	—	558.5
Products	—	403.6	—	—	403.6
Navico Group	—	—	718.5	—	718.5
Aluminum Freshwater Boats	—	—	—	582.0	582.0
Recreational Fiberglass Boats	—	—	—	522.5	522.5
Saltwater Fishing Boats	—	—	—	348.4	348.4
Business Acceleration	—	—	—	129.9	129.9
Boat Eliminations/Other	—	—	—	(18.2)	(18.2)
Segment Eliminations	(291.3)	(5.8)	(81.3)	(0.4)	(378.8)
Total	$1,881.8	$956.3	$637.2	$1,564.2	$5,039.5

	Nine Months Ended
	October 1, 2022
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Major Product Lines
Outboard Engines	$1,677.1	$—	$—	$—	$1,677.1
Controls, Rigging, and Propellers	301.8	—	—	—	301.8
Sterndrive Engines	175.6	—	—	—	175.6
Distribution Parts & Accessories	—	642.7	—	—	642.7
Products	—	427.4	—	—	427.4
Navico Group	—	—	832.5	—	832.5
Aluminum Freshwater Boats	—	—	—	666.2	666.2
Recreational Fiberglass Boats	—	—	—	532.6	532.6
Saltwater Fishing Boats	—	—	—	286.1	286.1
Business Acceleration	—	—	—	94.1	94.1
Boat Eliminations/Other	—	—	—	(7.1)	(7.1)
Segment Eliminations	(310.7)	(5.8)	(82.8)	(0.2)	(399.5)
Total	$1,843.8	$1,064.3	$749.7	$1,571.7	$5,229.5

As of December 31, 2022, $178.5 million of contract liabilities associated with extended warranties and customer deposits were reported in Accrued expenses and Other long-term liabilities, of which $12.8 million and $45.9 million were recognized as revenue during the three and nine months ended September 30, 2023, respectively. As of September 30, 2023, total contract liabilities were $193.6 million. The total amount of the transaction price allocated to unsatisfied performance obligations as of September 30, 2023 was $187.2 million for contracts greater than one year, which primarily relates to extended warranties. The Company expects to recognize $20.3 million of this amount in 2023, $58.0 million in 2024, and $108.9 million thereafter.

Note 3 – Restructuring, Exit and Impairment Activities

The Company recorded restructuring, exit and impairment charges in the Condensed Consolidated Statements of Comprehensive Income in 2023.

During the three and nine months ended September 30, 2023, the Company recorded restructuring charges within all segments related to headcount reductions and related costs associated with streamlining the enterprise-wide cost structure and improving operating efficiencies. The Company estimates approximately $35 to $40 million of charges will be incurred related to these actions during 2023. The Company estimates these actions will result in approximately $40 million of annualized cost savings.

Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table is a summary of these expenses for the three months ended September 30, 2023:

(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Corporate	Total
Restructuring, exit and impairment activities:
Employee termination and other benefits	$2.7	$2.3	$0.6	$5.1	$1.2	$11.9
Asset-related (A)	—	—	4.4	—	—	4.4
Total restructuring, exit and impairment charges	$2.7	$2.3	$5.0	$5.1	$1.2	$16.3

Total cash payments for restructuring, exit and impairment charges (B)	$0.8	$1.4	$3.2	$3.7	$2.4	$11.5
Accrued charges at end of the period (C)	$1.9	$1.4	$5.7	$2.6	$0.8	$12.4

(A) Includes impairment charges of $3.0 million associated with the Company's decision to no longer go to market under the Garelick trade name.
(B) Cash payments for the three months ended September 30, 2023 may include payments related to prior period charges.
(C) Restructuring, exit and impairment charges accrued as of September 30, 2023 are expected to be paid in the next twelve months.

The following table is a summary of these expenses for the nine months ended September 30, 2023:

(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Corporate	Total
Restructuring, exit and impairment activities:
Employee termination and other benefits	$2.7	$3.3	$10.1	$11.0	$1.9	$29.0
Asset-related (A)	—	—	5.8	—	—	5.8
Professional fees	—	—	—	—	4.9	4.9
Total restructuring, exit and impairment charges	$2.7	$3.3	$15.9	$11.0	$6.8	$39.7

Total cash payments for restructuring, exit and impairment charges (B)	$0.8	$1.9	$8.5	$8.4	$6.0	$25.6
Accrued charges at end of the period (C)	$1.9	$1.4	$5.7	$2.6	$0.8	$12.4

(A) Includes impairment charges of $3.0 million associated with the Company's decision to no longer go to market under the Garelick trade name.
(B) Cash payments for the nine months ended September 30, 2023 may include payments related to prior period charges.
(C) Restructuring, exit and impairment charges accrued as of September 30, 2023 are expected to be paid in the next twelve months.

The following table is a summary of these expenses for the three months ended October 1, 2022:

(in millions)	Navico Group	Boat (A)	Corporate (B)	Total
Restructuring, exit and impairment activities:
Employee termination and other benefits	$6.9	$—	$—	$6.9
Asset-related	—	0.3	17.4	17.7
Total restructuring, exit and impairment charges	$6.9	$0.3	$17.4	$24.6

Total cash payments for restructuring, exit and impairment charges (C)	$1.5	$0.1	$—	$1.6
Accrued charges at end of the period	$5.4	$—	$—	$5.4

(A) Includes asset-related impairment charges, net of insurance recoveries, associated with Hurricane Ian.
(B) Includes impairment charges of $17.4 million related to the Company's decision not to place certain capitalized software intangible assets into service during the three months ended October 1, 2022.
(C) Cash payments for the three months ended October 1, 2022 may include payments related to prior period charges.

Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table is a summary of these expenses for the nine months ended October 1, 2022:

(in millions)	Navico Group	Boat (A)	Corporate (B)	Total
Restructuring, exit and impairment activities:
Employee termination and other benefits	$6.9	$—	$—	$6.9
Asset-related	—	0.3	17.4	17.7
Total restructuring, exit and impairment charges	$6.9	$0.3	$17.4	$24.6

Total cash payments for restructuring, exit and impairment charges (C)	$1.5	$0.2	$—	$1.7
Accrued charges at end of the period	$5.4	$—	$—	$5.4

(A) Includes asset-related impairment charges, net of insurance recoveries, associated with Hurricane Ian.
(B) Includes impairment charges of $17.4 million related to the Company's decision not to place certain capitalized software intangible assets into service during the three months ended October 1, 2022.
(C) Cash payments for the nine months ended October 1, 2022 may include payments related to prior period charges.

Note 4 – Acquisitions

2023 Acquisitions

On September 1, 2023, the Company acquired all of the issued and outstanding shares of Fliteboard Pty Ltd ("Fliteboard") for $89.6 million net cash consideration. Fliteboard is a leader in eFoiling technology, which combines advanced hydrofoils and electric propulsion on the water. The acquisition of Fliteboard allows the Company to enter the emerging, electric-foiling surfboard market and presents the opportunity for technological, manufacturing, commercial, and consumer synergies with our existing portfolio. Fliteboard is included as part of the Company's Propulsion segment.

The opening balance sheet, which is preliminary and subject to change in the measurement period as the Company finalizes the purchase price allocation and fair value estimates, includes $37.1 million of goodwill, $20.0 million of trade names, $11.6 million of customer relationships, and $6.5 million of developed technology. The amounts assigned to customer relationships and developed technology will be amortized over the estimated useful lives, which will be determined in accordance with our existing accounting policies. Transaction costs associated with the acquisition of $0.8 million were expensed as incurred within Selling, general and administrative expense. The acquisition is not material to the Company's net sales, results of operations, or total assets during any period presented. Accordingly, the Company's consolidated results of operations do not differ materially from historical performance as a result of the acquisition, and pro forma results for prior periods are not presented.

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

Cross-Currency Swaps. The Company enters into cross-currency swaps to hedge Euro currency exposures of the net investment in certain foreign subsidiaries. During 2022, the Company settled $450.0 million of cross-currency swap contracts resulting in a deferred gain of $42.5 million within Accumulated other comprehensive loss. As a result, there were no cross-currency swaps outstanding as of September 30, 2023 and December 31, 2022, respectively. As of October 1, 2022, the notional value of cross-currency swap contracts outstanding was $250.0 million. The cross-currency swaps were designated as net investment hedges, with the amount of gain or loss associated with the change in fair value of these instruments included within Accumulated other comprehensive loss and recognized upon termination of the respective investment. In the first quarter of 2022, the Company settled $200.0 million of cross-currency swap contracts resulting in a deferred gain of $16.7 million within Accumulated other comprehensive loss.

Commodity Price. The Company uses commodity swaps to hedge anticipated purchases of aluminum and copper. As of September 30, 2023, December 31, 2022 and October 1, 2022, the notional value of commodity swap contracts outstanding was $28.1 million, $24.1 million and $22.3 million, respectively, and the contracts mature through 2024. The amount of gain or loss associated with the change in fair value of these instruments is deferred in Accumulated other comprehensive loss and recognized in Cost of sales in the same period or periods during which the hedged transaction affects earnings. As of September 30, 2023, the Company estimates that, during the next 12 months, it will reclassify approximately $1.2 million in net losses (based on current prices) from Accumulated other comprehensive loss to Cost of sales.

Foreign Currency Derivatives. Forward exchange contracts outstanding as of September 30, 2023, December 31, 2022 and October 1, 2022 had notional contract values of $625.6 million, $684.8 million and $544.4 million, respectively. The forward contracts outstanding as of September 30, 2023 mature through 2025 and mainly relate to the Euro, Australian dollar, Norwegian krone and Canadian dollar. As of September 30, 2023, the Company estimates that during the next 12 months, it will reclassify approximately $9.9 million of net gains (based on current rates) from Accumulated other comprehensive loss to Cost of sales.

Interest-Rate Derivatives. During the first quarter of 2022, the Company entered into and settled a series of treasury-lock swaps to hedge the interest-rate risk associated with debt issuances, resulting in a net deferred gain of $5.1 million. There were no treasury-lock swaps outstanding as of September 30, 2023, December 31, 2022 or October 1, 2022.

The Company had net deferred gains associated with previously settled forward-starting interest-rate swaps and the treasury-lock swaps discussed above of $3.3 million, $3.2 million, and $3.1 million as of September 30, 2023, December 31, 2022, and October 1, 2022, respectively. These instruments were designated as cash flow hedges with gains and losses included in Accumulated other comprehensive loss. As of September 30, 2023, the Company estimates that during the next 12 months, it will reclassify approximately $0.1 million of net gains from Accumulated other comprehensive loss to Interest expense.

Notes to Condensed Consolidated Financial Statements
(unaudited)

As of September 30, 2023, December 31, 2022 and October 1, 2022, the fair values of the Company’s derivative instruments were:

(in millions)	Fair Value
Asset Derivatives	Sep 30, 2023	Dec 31, 2022	Oct 1, 2022
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	$13.8	$15.2	$37.3
Commodity contracts	0.4	0.3	—
Total	$14.2	$15.5	$37.3

Derivatives Designated as Net Investment Hedges
Cross-currency swaps	$—	$—	$26.6

Other Hedging Activity
Foreign exchange contracts	$0.4	$0.6	$1.3

Liability Derivatives
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	$3.3	$8.0	$3.5
Commodity contracts	1.5	1.1	4.0
Total	$4.8	$9.1	$7.5

Other Hedging Activity
Foreign exchange contracts	$0.6	$0.8	$—

As of September 30, 2023, December 31, 2022 and October 1, 2022, asset derivatives are included within Prepaid expenses and other and Other long-term assets, and liability derivatives are included within Accrued expenses and Other long-term liabilities in the Condensed Consolidated Balance Sheets.

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and October 1, 2022 is as shown in the tables below.

The amount of gain (loss) on derivatives recognized in Accumulated other comprehensive loss was as follows:

(in millions)	Three Months Ended		Nine Months Ended
Derivatives Designated as Cash Flow Hedging Instruments	Sep 30, 2023	Oct 1, 2022	Sep 30, 2023	Oct 1, 2022
Interest-rate contracts	$—	$—	$—	$5.3
Foreign exchange contracts	10.2	20.7	13.3	48.6
Commodity contracts	0.8	(3.2)	(2.4)	(3.9)
Total	$11.0	$17.5	$10.9	$50.0

Derivatives Designated as Net Investment Hedging Instruments
Cross-currency swaps	$—	$12.4	$—	$29.0

Notes to Condensed Consolidated Financial Statements
(unaudited)

The amount of gain (loss) reclassified from Accumulated other comprehensive loss into earnings was as follows:

(in millions)		Three Months Ended		Nine Months Ended
Derivatives Designated as Cash Flow Hedging Instruments	Location of Gain (Loss)	Sep 30, 2023	Oct 1, 2022	Sep 30, 2023	Oct 1, 2022
Interest-rate contracts	Interest expense	$—	$(0.1)	$(0.1)	$(0.2)
Foreign exchange contracts	Cost of sales	2.4	7.7	14.0	15.7
Commodity contracts	Cost of sales	(1.1)	(0.8)	(2.2)	3.1
Total		$1.3	$6.8	$11.7	$18.6

Derivatives Designated as Fair Value Hedging Instruments
Interest-rate contracts	Interest expense	$0.1	$0.2	$0.4	$0.5

Other Hedging Activity
Foreign exchange contracts	Cost of sales	$1.6	$0.3	$(0.6)	$2.1
Foreign exchange contracts	Other Income (expense), net	(2.4)	0.6	(2.9)	0.8
Total		$(0.8)	$0.9	$(3.5)	$2.9

Fair Value of Other Financial Instruments. The carrying values of the Company's short-term financial instruments, including cash and cash equivalents and accounts and notes receivable, approximate their fair values because of the short maturity of these instruments. As of September 30, 2023, December 31, 2022 and October 1, 2022, the fair value of the Company’s long-term debt, including current maturities, and short-term debt was approximately $2,102.3 million, $2,225.0 million and $2,132.8 million, respectively, and was determined using Level 1 and Level 2 inputs described in Note 6 to the Notes to Consolidated Financial Statements in the 2022 Form 10-K. The carrying value of long-term debt, including current maturities, and short-term debt was $2,460.5 million, $2,540.5 million and $2,536.2 million as of September 30, 2023, December 31, 2022 and October 1, 2022, respectively.

Note 6 – Fair Value Measurements

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis:

(in millions)		Fair Value
Category	Fair Value Level	Sep 30, 2023	Dec 31, 2022	Oct 1, 2022
Cash equivalents	1	$0.3	$0.4	$42.1
Short-term investments in marketable securities	1	0.8	4.5	34.5
Restricted cash	1	11.1	12.9	11.7
Derivative assets	2	14.6	16.1	65.2
Derivative liabilities	2	5.4	9.9	7.5
Deferred compensation	1	1.3	1.6	1.4
Deferred compensation	2	16.5	14.1	12.6
Liabilities measured at net asset value		12.1	10.4	9.6

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 7 – Commitments and Contingencies

Product Warranties

The following activity related to product warranty liabilities was recorded in Accrued expenses during the nine months ended September 30, 2023 and October 1, 2022:

(in millions)	Sep 30, 2023	Oct 1, 2022
Balance at beginning of period	$146.7	$129.3
Payments	(65.5)	(47.3)
Provisions/additions for contracts issued/sold	67.7	62.5
Aggregate changes for preexisting warranties	8.6	(3.0)
Foreign currency translation	(0.3)	(3.0)
Other	1.2	(0.4)
Balance at end of period	$158.4	$138.1

Extended Product Warranties

The following activity related to deferred revenue for extended product warranty contracts was recorded in Accrued expenses and Other long-term liabilities during the nine months ended September 30, 2023 and October 1, 2022:

(in millions)	Sep 30, 2023	Oct 1, 2022
Balance at beginning of period	$112.5	$99.5
Extended warranty contracts sold	34.1	29.8
Revenue recognized on existing extended warranty contracts	(19.7)	(16.6)
Foreign currency translation	—	(0.5)
Other	(0.3)	(0.5)
Balance at end of period	$126.6	$111.7

Note 8 – Goodwill and Other Intangibles

Changes in the Company's goodwill during the nine months ended September 30, 2023 and October 1, 2022, by segment, are summarized below:

(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
December 31, 2022	$14.0	$232.8	$595.8	$125.0	$967.6
Acquisitions	37.1	—	—	—	37.1
Adjustments	(0.5)	(0.1)	(1.3)	4.8	2.9
September 30, 2023	$50.6	$232.7	$594.5	$129.8	$1,007.6

December 31, 2021	$14.7	$233.1	$581.8	$58.8	$888.4
Acquisitions	—	—	—	75.0	75.0
Adjustments	(1.6)	(0.7)	1.8	(0.7)	(1.2)
October 1, 2022	$13.1	$232.4	$583.6	$133.1	$962.2

Adjustments in both periods include the effect of foreign currency translation on goodwill denominated in currencies other than the U.S. dollar. In addition, adjustments during the nine months ended September 30, 2023 include $4.8 million of purchase accounting adjustments from the 2022 Freedom Boat Club acquisitions, a majority of which relate to boat fleet fair market value adjustments. There was no accumulated impairment loss on goodwill as of September 30, 2023, December 31, 2022 or October 1, 2022.

Notes to Condensed Consolidated Financial Statements
(unaudited)

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

The Company's intangible assets, included within Other intangibles, net on the Condensed Consolidated Balance Sheets as of September 30, 2023, December 31, 2022 and October 1, 2022, are summarized by intangible asset type below:

	Sep 30, 2023		Dec 31, 2022		Oct 1, 2022
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Customer relationships	$905.1	$(416.7)	$897.4	$(386.1)	$899.5	$(374.5)
Trade names	322.2	—	305.4	—	305.0	—
Developed technology	166.4	(21.3)	160.0	(13.3)	160.0	(10.7)
Other	86.8	(42.7)	67.6	(33.6)	55.9	(29.8)
Total	$1,480.5	$(480.7)	$1,430.4	$(433.0)	$1,420.4	$(415.0)

Other intangible assets primarily consist of software, patents and franchise agreements. Gross amounts and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation. Aggregate amortization expense for intangibles was $17.0 million and $50.8 million for three and nine months ended September 30, 2023, respectively. Aggregate amortization expense for intangibles was $15.9 million and $47.2 million for three and nine months ended October 1, 2022, respectively.

The Company tests its intangible assets for impairment during the fourth quarter of each year, or whenever a significant change in events and circumstances (triggering event) occurs that indicates the fair value of intangible assets may be below their carrying values. The Company recorded impairment charges of $3.0 million during the three months ended September 30, 2023, associated with the Company's decision to no longer go to market under the Garelick trade name. The Company did not record any other impairment charge during the nine months ended September 30, 2023 or October 1, 2022.

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

Reportable Segments

The Company's segments are defined by management's reporting structure and operating activities. The Company's reportable segments are the following:

Propulsion. The Propulsion segment manufactures and markets a full range of outboard, sterndrive, and inboard engines, as well as propulsion-related controls, rigging, and propellers. These products are principally sold directly to boat builders, including Brunswick's Boat segment, and through marine retail dealers worldwide. The Propulsion segment primarily markets under the Mercury, Mercury MerCruiser, Mariner, Mercury Racing, Mercury Diesel and Fliteboard brands. The segment's engine manufacturing plants are located mainly in the United States and China, along with a joint venture in Japan, with sales mainly to markets in the Americas, Europe, and Asia-Pacific.

Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Navico Group. The Navico Group segment designs, develops, manufactures, and markets products and systems for the marine, RV, specialty vehicle and industrial markets. Navico Group's brand portfolio includes the Ancor, Attwood, B&G, BEP, Blue Sea Systems, C-MAP, CZone, Lenco, Lowrance, Marinco, Mastervolt, MotorGuide, Progressive Industries, ProMariner, RELiON, Simrad and Whale brand names. These brands span multiple categories, including marine electronics, sensors, control systems, instruments, power systems, and general accessories. The segment's manufacturing and distribution facilities are primarily located in North America, Europe, Australia, and New Zealand.

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

Notes to Condensed Consolidated Financial Statements
(unaudited)

Information about the operations of Brunswick's reportable segments is set forth below:

	Net Sales				Operating Earnings (Loss)
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
(in millions)	Sep 30, 2023	Oct 1, 2022	Sep 30, 2023	Oct 1, 2022	Sep 30, 2023	Oct 1, 2022	Sep 30, 2023	Oct 1, 2022
Propulsion	$718.2	$714.4	$2,173.1	$2,154.5	$129.2	$143.0	$391.4	$410.3
Engine P&A	344.6	360.3	962.1	1,070.1	75.0	88.9	189.2	235.7
Navico Group	213.4	234.8	718.5	832.5	2.7	(1.8)	19.7	51.2
Boat	428.6	510.7	1,564.6	1,571.9	20.3	49.7	131.3	153.9
Corporate/Other	—	—	—	—	(31.1)	(42.1)	(105.0)	(94.9)
Segment Eliminations	(111.2)	(122.0)	(378.8)	(399.5)	—	—	—	—
Total	$1,593.6	$1,698.2	$5,039.5	$5,229.5	$196.1	$237.7	$626.6	$756.2

	Total Assets
(in millions)	Sep 30, 2023	Dec 31, 2022	Oct 1, 2022
Propulsion	$1,654.3	$1,516.7	$1,460.7
Engine P&A	857.2	868.6	881.4
Navico Group	2,106.4	2,169.0	2,147.6
Boat	867.6	829.8	839.2
Corporate/Other	615.4	937.2	796.0
Total	$6,100.9	$6,321.3	$6,124.9
Note 10 – Comprehensive Income

Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets includes foreign currency cumulative translation adjustments; prior service costs and credits and net actuarial gains and losses for defined benefit plans; and unrealized derivative gains and losses, all net of tax. Changes in the components of Accumulated other comprehensive loss, all net of tax, for the three and nine months ended September 30, 2023 and October 1, 2022 are as follows:

	Three Months Ended		Nine Months Ended
(in millions)	Sep 30, 2023	Oct 1, 2022	Sep 30, 2023	Oct 1, 2022
Net earnings	$112.5	$163.8	$359.5	$535.3
Other comprehensive income (loss):
Foreign currency cumulative translation adjustments	(20.7)	(27.5)	(12.2)	(58.0)
Net change in unamortized actuarial gains	0.1	0.4	0.3	0.9
Net change in unrealized derivative gains	7.3	21.3	(0.7)	48.9
Total other comprehensive (loss) income	(13.3)	(5.8)	(12.6)	(8.2)
Comprehensive income	$99.2	$158.0	$346.9	$527.1

Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the three months ended September 30, 2023:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial gains	Unrealized investment gains	Net derivative gains	Total
Beginning balance	$(62.8)	$(4.1)	$9.9	$0.2	$28.0	$(28.8)
Other comprehensive income before reclassifications (A)	(20.7)	—	—	—	8.1	(12.6)
Amounts reclassified from Accumulated other comprehensive loss (B)	—	—	0.1	—	(0.8)	(0.7)
Net other comprehensive income (loss)	(20.7)	—	0.1	—	7.3	(13.3)
Ending balance	$(83.5)	$(4.1)	$10.0	$0.2	$35.3	$(42.1)

(A) The tax effects for the three months ended September 30, 2023 were $1.1 million for foreign currency translation and $(2.9) million for derivatives.
(B) See the table depicting reclassification adjustments out of Accumulated other comprehensive loss below for the tax effects for the three months ended September 30, 2023.

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the nine months ended September 30, 2023:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial gains	Unrealized investment gains	Net derivative gains	Total
Beginning balance	$(71.3)	$(4.1)	$9.7	$0.2	$36.0	$(29.5)
Other comprehensive income before reclassifications (A)	(12.2)	—	—	—	7.6	(4.6)
Amounts reclassified from Accumulated other comprehensive loss (B)	—	—	0.3	—	(8.3)	(8.0)
Net other comprehensive income (loss)	(12.2)	—	0.3	—	(0.7)	(12.6)
Ending balance	$(83.5)	$(4.1)	$10.0	$0.2	$35.3	$(42.1)

(A) The tax effects for the nine months ended September 30, 2023 were $0.6 million for foreign currency translation and $(3.3) million for derivatives.
(B) See the table depicting reclassification adjustments out of Accumulated other comprehensive loss below for the tax effects for the nine months ended September 30, 2023

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the three months ended October 1, 2022:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Unrealized investment gains	Net derivative gains	Total
Beginning balance	$(65.0)	$(3.7)	$(2.9)	$0.2	$37.5	$(33.9)
Other comprehensive (loss) income before reclassifications (A)	(27.5)	—	0.3	—	26.3	(0.9)
Amounts reclassified from Accumulated other comprehensive loss (B)	—	—	0.1	—	(5.0)	(4.9)
Net other comprehensive income (loss)	(27.5)	—	0.4	—	21.3	(5.8)
Ending balance	$(92.5)	$(3.7)	$(2.5)	$0.2	$58.8	$(39.7)

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

Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the nine months ended October 1, 2022:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Unrealized investment gains	Net derivative gains	Total
Beginning balance	$(34.5)	$(3.7)	$(3.4)	$0.2	$9.9	$(31.5)
Other comprehensive (loss) income before reclassifications (A)	(58.0)	—	0.3	—	62.7	5.0
Amounts reclassified from Accumulated other comprehensive loss (B)	—	—	0.6	—	(13.8)	(13.2)
Net other comprehensive income (loss)	(58.0)	—	0.9	—	48.9	(8.2)
Ending balance	$(92.5)	$(3.7)	$(2.5)	$0.2	$58.8	$(39.7)

(A) The tax effects for the nine months ended October 1, 2022 were $8.5 million for foreign currency translation and $(16.3) million for derivatives.
(B) See the table depicting reclassification adjustments out of Accumulated other comprehensive loss below for the tax effects for the nine months ended October 1, 2022

The following table presents reclassification adjustments out of Accumulated other comprehensive loss during the three and nine months ended September 30, 2023 and October 1, 2022:

	Three Months Ended		Nine Months Ended
Details about Accumulated other comprehensive (loss) income components (in millions)	Sep 30, 2023	Oct 1, 2022	Sep 30, 2023	Oct 1, 2022	Affected line item in the statement where net income is presented
Amortization of defined benefit items:
Net actuarial losses	$(0.1)	$(0.4)	$(0.3)	$(0.9)	Other income (expense), net
	(0.1)	(0.4)	(0.3)	(0.9)	Earnings before income taxes
	—	0.3	—	0.3	Income tax provision
	$(0.1)	$(0.1)	$(0.3)	$(0.6)	Net earnings from continuing operations

Amount of gain (loss) reclassified into earnings on derivative contracts:
Interest-rate contracts	$—	$(0.1)	$(0.1)	$(0.2)	Interest expense
Foreign exchange contracts	2.4	7.7	14.0	15.7	Cost of sales
Commodity contracts	(1.1)	(0.8)	(2.2)	3.1	Cost of sales
	1.3	6.8	11.7	18.6	Earnings before income taxes
	(0.5)	(1.8)	(3.4)	(4.8)	Income tax provision
	$0.8	$5.0	$8.3	$13.8	Net earnings from continuing operations

Note 11 – Income Taxes

The effective tax rate for the three months ended September 30, 2023 and October 1, 2022 was 28.9 percent and 21.7 percent, respectively. The effective tax rate for the three months ended September 30, 2023 was higher than the same period in the prior year, primarily due to completing two additional intercompany sales of certain intellectual property rights ("IP rights"), from the Netherlands and New Zealand, to the United States. The completion of these intercompany sales resulted in an $11.8 million discrete income tax expense.

The effective tax rate for the nine months ended September 30, 2023 and October 1, 2022 was 33.4 percent and 21.6 percent, respectively. The effective tax rate for the nine months ended September 30, 2023 was higher than the same period in the prior year, primarily due to intercompany sales of certain IP rights in the first and third quarters of 2023, to better align the ownership of these rights with how our business operates. The completion of the IP rights sales from our affiliates in Norway, the Netherlands and New Zealand to the United States resulted in a discrete income tax expense of $52.9 million in the first quarter of 2023 and $11.8 million in the third quarter of 2023. The $52.9 million income tax expense will be paid over time, as permitted under current Norwegian tax law. There is no deferment of the $11.8 million income tax expense.

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

Note 12 – Debt

The following table provides the changes in the Company's debt for the nine months ended September 30, 2023:

(in millions)	Short-term debt and current maturities of long-term debt	Long-term debt	Total
Balance as of December 31, 2022	$89.0	$2,420.0	$2,509.0
Proceeds from issuances of debt	2.3	—	2.3
Repayments of debt	(86.7)	(0.5)	(87.2)
Reclassification of long-term debt (A)	450.2	(450.2)	—
Other	0.5	6.4	6.9
Balance as of September 30, 2023	$455.3	$1,975.7	$2,431.0

(A) During the third quarter of 2023, $450.0 million of 0.85% Senior Notes due 2024 were reclassified from Long-term debt to Current maturities of long-term debt.

As of September 30, 2023, Brunswick was in compliance with the financial covenants associated with its debt.

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

The 2032 Notes bear interest at a rate of 4.400% per year and the 2052 Notes bear interest at a rate of 5.100% per year. Interest on the 2032 Notes is payable semiannually in arrears on March 15 and September 15 of each year and the first interest payment date was September 15, 2022. Interest on the 2052 Notes is payable semiannually in arrears on April 1 and October 1 of each year, and the first interest payment date was October 1, 2022. The 2032 Notes will mature on September 15, 2032, and the 2052 Notes will mature on April 1, 2052.

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

Notes to Condensed Consolidated Financial Statements
(unaudited)

Debentures

During the third quarter of 2023, the Company made the remaining principal repayments, totaling $79.7 million, of its 7.375% debentures due 2023. The debentures were repaid at 100 percent of the principal amount plus accrued interest in accordance with the provisions of the debentures.

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

During the nine months ended September 30, 2023, there were no borrowings under the Credit Facility, and available borrowing capacity totaled $741.9 million, net of $8.1 million of letters of credit outstanding, under the Credit Facility.

During the nine months ended October 1, 2022, gross borrowings under the Credit Facility totaled $125.0 million. As of October 1, 2022, there were no borrowings outstanding and available borrowing capacity totaled $747.2 million, net of $2.8 million of letters of credit outstanding, under the Credit Facility. The maximum amount utilized under the Credit Facility during the nine months ended October 1, 2022, including letters of credit outstanding under the Credit Facility, was $127.8 million. Refer to Note 15 in the Notes to Consolidated Financial Statements in the 2022 Form 10-K for details regarding Brunswick's Credit Facility.

Commercial Paper

In December 2019, the Company entered into an unsecured commercial paper program ("CP Program") pursuant to which the Company may issue short-term, unsecured commercial paper notes ("CP Notes"). During the second quarter of 2022, the Company increased the size of its CP Program to allow the issuance of CP Notes in an aggregate principal amount not to exceed $500.0 million outstanding at any time. Amounts available under the CP Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate principal amount of CP Notes outstanding under the CP Program at any time not exceeding the lower of $500.0 million or the available borrowing amount under the Credit Facility. During the first nine months of 2023, borrowings under the CP Program totaled $410.0 million, all of which were repaid during the period. During the nine months ended September 30, 2023, the maximum amount utilized under the CP Program was $125.0 million. Refer to Note 15 in the Notes to Consolidated Financial Statements in the 2022 Form 10-K for details regarding Brunswick's CP Program.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations of Brunswick Corporation ("the Company", "we", "us", "our") are forward-looking statements. Forward-looking statements are based on current expectations, estimates, and projections about our business and by their nature address matters that are, to different degrees, uncertain. Actual results may differ materially from expectations and projections as of the date of this filing due to various risks and uncertainties. For additional information regarding forward-looking statements, refer to Forward-Looking Statements below.

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

IT Security Incident

As previously announced on June 13, 2023, the Company experienced an IT security incident that impacted some of its systems and global facilities. Please refer to Note 1 – Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements for further details.

Change in Reportable Segments

Effective January 1, 2023, the Company changed its management reporting and updated its reportable segments to Propulsion, Engine P&A, Navico Group and Boat to align with its internal operating structure. For further information, refer to Note 9 – Segment Data in the Notes to Condensed Consolidated Financial Statements.

Acquisitions

On September 1, 2023, the Company acquired all of the issued and outstanding shares of Fliteboard Pty Ltd for $89.6 million net cash consideration. During the second quarter of 2022, we acquired certain Freedom Boat Club franchise operations and territory rights as well as certain marine assets in the Southeast United States for net cash consideration of $93.9 million. Refer to Note 4 – Acquisitions in the Notes to Condensed Consolidated Financial Statements for further information.

Overview

Net sales decreased 6 percent during the third quarter of 2023 when compared with the third quarter of 2022. Our Propulsion segment delivered top-line growth with slightly lower earnings versus a record third quarter 2022, driven by growth in outboard engines, especially in high-horsepower categories, and controls and rigging, offset by relatively weaker sterndrive sales. Our Engine P&A segment demonstrated steady performance in the quarter, reflecting an improving sequential trend, as sales declines in the Distribution business were partially offset by growth in the Products portion of the business. Navico Group posted higher gross and operating margins versus the third quarter of 2022 despite lower sales, as slower marine and RV OEM orders offset improving trends in aftermarket channels. Our Boat segment performed to plan, continuing to introduce new models and white-space brands, and gaining share, while adjusting production to manage pipelines. Our international net sales decreased 4 percent and 6 percent in the third quarter on a GAAP and constant currency basis when compared to the prior year quarter, respectively.

Net sales decreased 4 percent during the nine months ended September 30, 2023, when compared with the nine months ended October 1, 2022, due to the same factors described above. Our international net sales decreased 7 percent and 6 percent on a GAAP and constant currency basis when compared to the prior year, respectively.

Operating earnings in the third quarter of 2023 were $196.1 million and $230.1 million on a GAAP and As Adjusted basis, respectively. This compares to operating earnings during the third quarter of 2022 of $237.7 million and $278.8 million on a GAAP and an As Adjusted basis, respectively.

Operating earnings in the nine months ended September 30, 2023 were $626.6 million and $727.4 million on a GAAP and As Adjusted basis, respectively. This compares to operating earnings during the nine months ended October 1, 2022 of $756.2 million and $846.5 million on a GAAP and an As Adjusted basis, respectively.

Matters Affecting Comparability

Changes in Foreign Currency Rates. Percentage changes in net sales expressed in constant currency reflect the impact that changes in currency exchange rates had on comparisons of net sales. To determine this information, net sales transacted in currencies other than the U.S. dollar have been translated to U.S. dollars using the average exchange rates that were in effect during the comparative period. The percentage change in net sales expressed on a constant currency basis better reflects the changes in the underlying business trends, excluding the impact of translation arising from foreign currency exchange-rate fluctuations. Approximately 23 percent of our annual net sales are transacted in a currency other than the U.S. dollar. Our most material exposures include sales in Euros, Canadian dollars, Australian dollars, and Brazilian real.

The table below summarizes the impact of changes in currency exchange rates and also the impact of acquisitions on our net sales:

	Three Months Ended				Nine Months Ended
	Net Sales		2023 vs. 2022		Net Sales		2023 vs. 2022
(in millions)	Sep 30, 2023	Oct 1, 2022	GAAP	Currency Impact	Sep 30, 2023	Oct 1, 2022	GAAP	Currency Impact	Acquisition Benefit
Propulsion	$718.2	$714.4	0.5%	0.6%	$2,173.1	$2,154.5	0.9%	(0.4)%	—%
Engine P&A	344.6	360.3	(4.4)%	—%	962.1	1,070.1	(10.1)%	(0.6)%	—%
Navico Group	213.4	234.8	(9.1)%	1.3%	718.5	832.5	(13.7)%	(0.2)%	—%
Boat	428.6	510.7	(16.1)%	0.3%	1,564.6	1,571.9	(0.5)%	(0.3)%	1.3%
Segment Eliminations	(111.2)	(122.0)	(8.9)%	0.2%	(378.8)	(399.5)	(5.2)%	(0.3)%	—%
Total	$1,593.6	$1,698.2	(6.2)%	0.5%	$5,039.5	$5,229.5	(3.6)%	(0.4)%	0.4%

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended:

	Three Months Ended		2023 vs. 2022		Nine Months Ended		2023 vs. 2022
(in millions, except per share data)	Sep 30, 2023	Oct 1, 2022	$ Change	% Change	Sep 30, 2023	Oct 1, 2022	$ Change	% Change
Net sales	$1,593.6	$1,698.2	$(104.6)	(6.2)%	$5,039.5	$5,229.5	$(190.0)	(3.6)%
Gross margin(A)	444.7	498.9	(54.2)	(10.9)%	1,422.6	1,518.9	(96.3)	(6.3)%
Restructuring, exit and impairment charges	16.3	24.6	(8.3)	(33.7)%	39.7	24.6	15.1	61.4%
Operating earnings	196.1	237.7	(41.6)	(17.5)%	626.6	756.2	(129.6)	(17.1)%
Net earnings from continuing operations	113.9	168.2	(54.3)	(32.3)%	361.6	541.0	(179.4)	(33.2)%

Diluted earnings per common share from continuing operations	$1.63	$2.26	$(0.63)	(27.9)%	$5.10	$7.12	$(2.02)	(28.4)%

Expressed as a percentage of Net sales:
Gross margin (A)	27.9%	29.4%		(150) bps	28.2%	29.0%		(80) bps
Selling, general and administrative expense	11.7%	11.0%		70 bps	12.2%	11.2%		100 bps
Research and development expense	2.8%	3.0%		(20) bps	2.8%	2.9%		(10) bps
Restructuring, exit and impairment charges	1.0%	1.4%		(40) bps	0.8%	0.5%		30 bps
Operating margin	12.3%	14.0%		(170) bps	12.4%	14.5%		(210) bps

bps = basis points
NM = not meaningful

(A)Gross margin is defined as Net sales less Cost of sales as presented in the Condensed Consolidated Statements of Comprehensive Income.

The following is a summary of Adjusted operating earnings and Adjusted diluted earnings per common share from continuing operations for the three and nine months ended September 30, 2023 when compared with the same prior year comparative period:

	Three Months Ended				Nine Months Ended
	Operating Earnings		Diluted Earnings Per Share		Operating Earnings		Diluted Earnings Per Share
(in millions, except per share data)	Sep 30, 2023	Oct 1, 2022	Sep 30, 2023	Oct 1, 2022	Sep 30, 2023	Oct 1, 2022	Sep 30, 2023	Oct 1, 2022
GAAP	$196.1	$237.7	$1.63	$2.26	$626.6	$756.2	$5.10	$7.12
Restructuring, exit and impairment charges	16.3	24.6	0.18	0.24	39.7	24.6	0.44	0.25
Purchase accounting amortization	14.1	14.4	0.17	0.15	42.4	51.5	0.48	0.51
IT security incident costs	2.1	—	0.03	—	10.2	—	0.11	—
Acquisition, integration and IT-related costs	1.5	2.1	0.02	0.02	8.5	14.2	0.09	0.14
TN-BC Holdings LLC joint venture impairment	—	—	0.22	—	—	—	0.21	—
Special tax items	—	—	0.17	—	—	—	0.90	—
As Adjusted	$230.1	$278.8	$2.42	$2.67	$727.4	$846.5	$7.33	$8.02

GAAP operating margin	12.3%	14.0%			12.4%	14.5%
Adjusted operating margin	14.4%	16.4%			14.4%	16.2%

Net sales decreased 6 percent during the third quarter and 4 percent during the nine months ended September 30, 2023 when compared with the same prior year period. The components of the consolidated net sales change were as follows:

	Percent change in net sales compared to the prior comparative period
	September 30, 2023
	Three Months Ended	Nine Months Ended
Volume	(15.9)%	(11.8)%
Product Mix and Price	9.2%	9.8%
IT Security Incident	—%	(1.6)%
Acquisitions	—%	0.4%
Currency	0.5%	(0.4)%
	(6.2)%	(3.6)%

Gross margin decreased 150 basis points in the third quarter of 2023 when compared to the same prior year period, driven by higher manufacturing costs including material and labor inflation (230 bps), depreciation (60 bps), absorption (60 bps), unfavorable foreign currency exchange-rate fluctuations (60 bps), and expenses related to the successful ratification of a Mercury Marine, Fond du Lac labor agreement ("the Labor Agreement") (60 bps), offset by sales-related drivers (320 bps).

Gross margin decreased 80 basis points in the nine months ended September 30, 2023 when compared to the same prior year period, driven by higher manufacturing costs including material and labor inflation (300 bps), depreciation (60 bps), the IT security incident (40 bps), unfavorable foreign currency exchange-rate fluctuations (40 bps), absorption (30 bps), and expenses related to the Labor Agreement (20 bps), partially offset by sales-related drivers (380 bps) and acquisitions (30 bps).

Selling, general and administrative expense as a percentage of net sales increased 70 basis points during the third quarter of 2023 when compared with the same prior year period, due to lower sales and increased relative spending on variable compensation (30 bps), information technology (20 bps), and amortization (20 bps). Research and development expense decreased in the third quarter of 2023 versus the same period in 2022.

Selling, general and administrative expense as a percentage of net sales increased 100 basis points during the nine months ended September 30, 2023 when compared with the same prior year period, due to lower sales and increased relative spending on sales and marketing (40 bps), information technology (30 bps), variable compensation (20 bps) and amortization (10 bps). Research and development expense decreased in 2023 versus the same period in 2022.

We recorded Restructuring, exit and impairment charges of $16.3 million and $39.7 million during the three and nine months ended September 30, 2023, respectively. We recorded Restructuring, exit and impairment charges of $24.6 million during both the three and nine months ended October 1, 2022, respectively. Refer to Note 3 – Restructuring, Exit and Impairment Activities in the Notes to Condensed Consolidated Financial Statements for further information.

We recorded Equity (loss) earnings of $(17.3) million and $(12.9) million in the three and nine months ended September 30, 2023, respectively, the primary driver of which is the impairment charge taken related to our investment in TN-BC Holdings LLC. This compares with Equity (loss) earnings of $1.3 million and $2.8 million in the three and nine months ended October 1, 2022, respectively. Refer to Note 1 – Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements for further information.

We recognized $6.0 million and $6.9 million in Other income (expense), net in the three and nine months ended September 30, 2023, respectively. This compares with $(0.1) million and $(1.3) million recognized in Other income (expense), net in the three and nine months ended October 1, 2022, respectively. Other income (expense), net primarily includes remeasurement gains and losses resulting from changes in foreign currency rates and other postretirement benefit costs.

Net interest expense increased for the three and nine months ended September 30, 2023 when compared with the same prior year period due to an increase in average daily debt outstanding, which was influenced by the timing of debt issuances. Refer to Note 12 – Debt in the Notes to Condensed Consolidated Financial Statements and Note 15 – Debt in the Notes to Consolidated Financial Statements in the 2022 Form 10-K.

We recognized an income tax provision for the three and nine months ended September 30, 2023 of $46.2 million and $181.5 million, respectively, compared to $46.5 million and $148.7 million for the three and nine months ended October 1, 2022, respectively. The increase in the income tax provision for the nine months ended September 30, 2023 is due to a discrete income tax expense recorded in connection with the intercompany sale of intellectual property rights in the first and third quarters of 2023.

The effective tax rate, which is calculated as the Income tax provision as a percentage of Earnings before income taxes, for the three and nine months ended September 30, 2023 was 28.9 percent and 33.4 percent, respectively. The effective tax rate for the three and nine months ended October 1, 2022 was 21.7 percent and 21.6 percent, respectively.

Due to the factors described in the preceding paragraphs, Operating earnings, Net earnings from continuing operations, and Diluted earnings per common share from continuing operations decreased during the three and nine months ended September 30, 2023 when compared with the same prior year period.

Propulsion Segment

The following table sets forth Propulsion segment's results for the three and nine months ended:

	Three Months Ended		2023 vs. 2022		Nine Months Ended		2023 vs. 2022
(in millions)	Sep 30, 2023	Oct 1, 2022	$ Change	% Change	Sep 30, 2023	Oct 1, 2022	$ Change	% Change
Net sales	$718.2	$714.4	$3.8	0.5%	$2,173.1	$2,154.5	$18.6	0.9%

GAAP operating earnings	$129.2	$143.0	$(13.8)	(9.7)%	$391.4	$410.3	$(18.9)	(4.6)%
Restructuring, exit and impairment charges	2.7	—	2.7	NM	2.7	—	2.7	NM
Acquisition, integration, and IT related costs	0.8	—	0.8	NM	0.8	—	0.8	NM
IT security incident costs	—	—	—	NM	3.4	—	3.4	NM
Adjusted operating earnings	$132.7	$143.0	$(10.3)	(7.2)%	$398.3	$410.3	$(12.0)	(2.9)%

GAAP operating margin	18.0%	20.0%		(200) bps	18.0%	19.0%		(100) bps
Adjusted operating margin	18.5%	20.0%		(150) bps	18.3%	19.0%		(70) bps

NM = not meaningful
bps = basis points

Propulsion segment's net sales increased $3.8 million, or 1 percent, in the third quarter of 2023 compared to the third quarter of 2022 as benefits from a favorable product mix related to continued strong high-horsepower outboard engine demand and higher sales to repower customers, together with annual pricing, were partially offset by order declines in low and mid-range horsepower outboard engines and sterndrive products.

Propulsion segment's net sales increased $18.6 million, or 1 percent, in the nine months ended September 30, 2023 versus prior year as a result of the same factors described above.

The components of the Propulsion segment's net sales change were as follows:

	Percent change in net sales compared to the prior comparative period
	September 30, 2023
	Three Months Ended	Nine Months Ended
Product Mix and Price	14.2%	15.8%
Volume	(14.3)%	(12.4)%
IT Security Incident	—%	(2.1)%
Currency	0.6%	(0.4)%
	0.5%	0.9%

International sales were 31 percent of the Propulsion segment's net sales in the third quarter of 2023, and increased 10 percent from the same period of the prior year on a GAAP basis. On a constant currency basis, international sales increased 8 percent.

International sales were 31 percent of the Propulsion segment's net sales in the nine months ended September 30, 2023 and decreased 3 percent from the prior year on a GAAP basis. On a constant currency basis, international sales decreased 2 percent in the nine months ended September 30, 2023.

Propulsion segment's operating earnings in the third quarter of 2023 were $129.2 million, a decrease of 10 percent when compared to the third quarter of 2022, as higher input costs, including expenses related to the Labor Agreement, restructuring charges associated with actions executed during the quarter, and the unfavorable impact of foreign currency exchange rates, more than offset benefits from cost-control measures. Operating earnings for the nine months ended September 30, 2023 were $391.4 million, a decrease of 5 percent, as a result of the same factors described above.

Engine P&A Segment

The following table sets forth Engine P&A segment's results for the three and nine months ended:

	Three Months Ended		2023 vs. 2022		Nine Months Ended		2023 vs. 2022
(in millions)	Sep 30, 2023	Oct 1, 2022	$ Change	% Change	Sep 30, 2023	Oct 1, 2022	$ Change	% Change
Net sales	$344.6	$360.3	$(15.7)	(4.4)%	$962.1	$1,070.1	$(108.0)	(10.1)%

GAAP operating earnings	$75.0	$88.9	$(13.9)	(15.6)%	$189.2	$235.7	$(46.5)	(19.7)%
Restructuring, exit and impairment charges	2.3	—	2.3	NM	3.3	—	3.3	NM
Acquisition, integration, and IT related costs	0.6	—	0.6	NM	0.6	—	0.6	NM
IT security incident costs	—	—	—	NM	0.5	—	0.5	NM
Adjusted operating earnings	$77.9	$88.9	$(11.0)	(12.4)%	$193.6	$235.7	$(42.1)	(17.9)%

GAAP operating margin	21.8%	24.7%		(290) bps	19.7%	22.0%		(230) bps
Adjusted operating margin	22.6%	24.7%		(210) bps	20.1%	22.0%		(190) bps

NM = not meaningful
bps = basis points

Engine P&A segment's net sales decreased $15.7 million, or 4 percent, in the third quarter of 2023 versus the third quarter of 2022, due to lower sales in our Distribution business and international markets.

Engine P&A segment's net sales decreased $108.0 millions, or 10 percent, in the nine months ended September 30, 2023 versus prior year as a result of the same factors described above.

The components of the Engine P&A segment's net sales change were as follows:

	Percent change in net sales compared to the prior comparative period
	September 30, 2023
	Three Months Ended	Nine Months Ended
Volume	(5.8)%	(10.9)%
Product Mix and Price	1.4%	3.5%
IT Security Incident	—%	(2.1)%
Currency	—%	(0.6)%
	(4.4)%	(10.1)%

International sales were 28 percent of the Engine P&A segment's net sales in the third quarter of 2023 and decreased 6 percent year over year on a GAAP basis. On a constant currency basis, international sales decreased 7 percent.

International sales were 28 percent of the Engine P&A segment's net sales in the nine months ended September 30, 2023 and decreased 14 percent year over year on a GAAP basis. On a constant currency basis, international sales decreased 12 percent in the nine months ended September 30, 2023.

Engine P&A segment's operating earnings in the third quarter of 2023 were $75.0 million, a decrease of 16 percent compared to the third quarter of 2022, due to a decline in sales, restructuring charges associated with actions executed during the quarter, and transition costs related to the newly opened distribution center. Operating earnings for the nine months ended September 30, 2023 were $189.2 million, a decrease of 20 percent, as a result of the same factors described above.

Navico Group Segment

The following table sets forth Navico Group segment's results for the three and nine months ended:

	Three Months Ended		2023 vs. 2022		Nine Months Ended		2023 vs. 2022
(in millions)	Sep 30, 2023	Oct 1, 2022	$ Change	% Change	Sep 30, 2023	Oct 1, 2022	$ Change	% Change
Net sales	$213.4	$234.8	$(21.4)	(9.1)%	$718.5	$832.5	$(114.0)	(13.7)%

GAAP operating earnings (loss)	$2.7	$(1.8)	$4.5	NM	$19.7	$51.2	$(31.5)	(61.5)%
Restructuring, exit and impairment charges	5.0	6.9	(1.9)	(27.5)%	15.9	6.9	9.0	NM
Purchase accounting amortization	13.2	13.4	(0.2)	(1.5)%	39.7	49.2	(9.5)	(19.3)%
Acquisition, integration, and IT-related costs	(0.8)	1.0	(1.8)	NM	0.7	8.9	(8.2)	(92.1)%
IT security incident costs	—	—	—	NM	0.5	—	0.5	NM
Adjusted operating earnings	$20.1	$19.5	$0.6	3.1%	$76.5	$116.2	$(39.7)	(34.2)%

GAAP operating margin	1.3%	(0.8)%		210 bps	2.7%	6.2%		(350) bps
Adjusted operating margin	9.4%	8.3%		110 bps	10.6%	14.0%		(340) bps

NM = not meaningful
bps = basis points

Navico Group segment's net sales decreased $21.4 million, or 9 percent, in the third quarter of 2023 versus the third quarter of 2022, as aftermarket channel steadiness helped partially offset expected softness in marine and RV OEM customers.

Navico Group segment's net sales decreased $114.0 million, or 14 percent, in the nine months ended September 30, 2023 versus prior year as a result of expected softness in marine and RV OEM customers and aftermarket channel destocking patterns earlier in the year.

The components of the Navico Group segment's net sales change were as follows:

	Percent change in net sales compared to the prior comparative period
	September 30, 2023
	Three Months Ended	Nine Months Ended
Volume	(12.9)%	(13.9)%
Product Mix and Price	2.5%	2.0%
IT Security Incident	—%	(1.6)%
Currency	1.3%	(0.2)%
	(9.1)%	(13.7)%

International sales were 36 percent of the Navico Group segment's net sales in the third quarter of 2023 and decreased 5 percent year over year on a GAAP basis. On a constant currency basis, international sales decreased 9 percent.

International sales were 36 percent of the Navico Group segment's net sales in the nine months ended September 30, 2023 and decreased 11 percent year over year on a GAAP basis. On a constant currency basis, international sales decreased 10 percent in the nine months ended September 30, 2023.

Navico Group segment's operating earnings in the third quarter of 2023 were $2.7 million, an increase from an operating loss of $1.8 million in the third quarter of 2022 as benefits from accelerated cost reduction actions and reorganization efforts, together with strong new product performance, more than offset the impact of lower sales. Operating earnings for the nine months ended September 30, 2023 were $19.7 million, a decrease of 62 percent, as a result of lower sales, slightly elevated input costs and restructuring charges associated with actions executed during the year.

Boat Segment

The following table sets forth Boat segment's results for the three and nine months ended:

	Three Months Ended		2023 vs. 2022		Nine Months Ended		2023 vs. 2022
(in millions)	Sep 30, 2023	Oct 1, 2022	$ Change	% Change	Sep 30, 2023	Oct 1, 2022	$ Change	% Change
Net sales	$428.6	$510.7	$(82.1)	(16.1)%	$1,564.6	$1,571.9	$(7.3)	(0.5)%

GAAP operating earnings	$20.3	$49.7	$(29.4)	(59.2)%	$131.3	$153.9	$(22.6)	(14.7)%
Restructuring, exit and impairment charges	5.1	0.3	4.8	NM	11.0	0.3	10.7	NM
Acquisition, integration, and IT-related costs	0.7	1.0	(0.3)	(30.0)%	4.8	5.2	(0.4)	(7.7)%
Purchase accounting amortization	0.9	1.0	(0.1)	(10.0)%	2.7	2.3	0.4	17.4%
IT security incident costs	0.2	—	0.2	NM	1.0	—	1.0	NM
Adjusted operating earnings	$27.2	$52.0	$(24.8)	(47.7)%	$150.8	$161.7	$(10.9)	(6.7)%

GAAP operating margin	4.7%	9.7%		(500) bps	8.4%	9.8%		(140) bps
Adjusted operating margin	6.3%	10.2%		(390) bps	9.6%	10.3%		(70) bps

NM = not meaningful
bps = basis points

Boat segment's net sales decreased $82.1 million, or 16 percent, in the third quarter of 2023 versus the third quarter of 2022, due to planned reductions in production in order to manage pipeline levels and elevated discounting to drive end-of-season retail boat sales.

Boat segment's net sales decreased $7.3 million, or 1 percent, in the nine months ended September 30, 2023 as a result of the same factors described above.

The components of the Boat segment's net sales change were as follows:

	Percent change in net sales compared to the prior comparative period
	September 30, 2023
	Three Months Ended	Nine Months Ended
Volume	(22.9)%	(8.2)%
Product Mix and Price	6.5%	6.7%
Acquisitions	—%	1.3%
Currency	0.3%	(0.3)%
	(16.1)%	(0.5)%

International sales were 19 percent of the Boat segment's net sales in the third quarter of 2023 and decreased 27 percent on a GAAP basis. On a constant currency basis, international sales decreased 28 percent.

International sales were 23 percent of the Boat segment's net sales in the nine months ended September 30, 2023 and decreased 6 percent on a GAAP basis. On a constant currency basis, international sales decreased 5 percent in the nine months ended September 30, 2023.

Boat segment's operating earnings in the third quarter of 2023 were $20.3 million, a decrease of 59 percent when compared to the third quarter of 2022, primarily due to lower sales volume and restructuring charges associated with actions executed during the quarter, partially offset by focused cost-reduction activities. Operating earnings in the nine months ended September 30, 2023 were $131.3 million, a decrease of 15 percent, as a result of the same factors described above.

Corporate/Other

The following table sets forth Corporate/Other results for the three and nine months ended:

	Three Months Ended		2023 vs. 2022		Nine Months Ended		2023 vs. 2022
(in millions)	Sep 30, 2023	Oct 1, 2022	$ Change	% Change	Sep 30, 2023	Oct 1, 2022	$ Change	% Change
Operating loss	$(31.1)	$(42.1)	$11.0	(26.1)%	$(105.0)	$(94.9)	$(10.1)	10.6%
Restructuring, exit and impairment charges	1.2	17.4	(16.2)	(93.1)%	6.8	17.4	(10.6)	(60.9)%
IT security incident costs	1.9	—	1.9	NM	4.8	—	4.8	NM
Acquisition, integration, and IT-related costs	0.2	0.1	0.1	NM	1.6	0.1	1.5	NM
Adjusted operating loss	$(27.8)	$(24.6)	$(3.2)	13.0%	$(91.8)	$(77.4)	$(14.4)	18.6%

NM = not meaningful

Corporate operating expenses in the third quarter of 2023 were $31.1 million, a decrease of 26 percent when compared to the third quarter of 2022, primarily due to the impairment of capitalized software intangible assets in the prior year.

Corporate operating expenses increased 11 percent in the nine months ended September 30, 2023 versus 2022, due to spending on enterprise growth initiatives as well as expenses associated with the IT security incident.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the nine months ended:

(in millions)	Sep 30, 2023	Oct 1, 2022
Net cash provided by operating activities of continuing operations	$458.1	$313.8
Net cash (used for) provided by:
Plus: Capital expenditures	(233.1)	(299.3)
Plus: Proceeds from the sale of property, plant and equipment	10.6	5.7
Plus: Effect of exchange rate changes	(4.0)	(21.2)
Total free cash flow (A)	$231.6	$(1.0)

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

2023 Cash Flow

Net cash provided by operating activities of continuing operations in the nine months ended September 30, 2023 totaled $458.1 million versus $313.8 million in the comparable period of 2022. The increase is primarily due to decreases in working capital usage, partially offset by lower net earnings. Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Condensed Consolidated Balance Sheets, excluding the impact of acquisitions and non-cash adjustments.

The primary drivers of net cash provided by operating activities of continuing operations in the nine months ended September 30, 2023 were net earnings, net of non-cash items, partially offset by working capital usage. Accounts and notes receivable increased $26.9 million, primarily due to the timing of collections. Inventory decreased $15.6 million driven by reductions in production to manage pipeline levels. Accounts payable decreased $141.2 million, primarily due to lower purchasing resulting from reduced production. Accrued expenses decreased $25.0 million, primarily driven by a reduction in our derivative liability position.

Net cash used for investing activities of continuing operations was $309.9 million, which included $233.1 million of capital expenditures and $89.6 million of cash paid for acquisitions, partially offset by $10.6 million of sales of property, plant and equipment and $3.8 million of sales or maturities of marketable securities. Our capital spending was focused on investments in capacity expansion, new products, and technologies.

Net cash used for financing activities was $402.9 million and primarily related to common stock repurchases, cash dividends paid to common shareholders and payments of long-term debt including current maturities.

2022 Cash Flow

Net cash provided by operating activities of continuing operations in the nine months ended October 1, 2022 totaled $313.8 million versus $475.1 million in the comparable period of 2021. The decrease is primarily due to increases in working capital, partially offset by higher net earnings.

The primary drivers of net cash provided by operating activities of continuing operations in the nine months ended October 1, 2022 were net earnings, net of non-cash items, partially offset by increases in working capital. Accounts and notes receivable increased $95.3 million, primarily due to increased sales across all segments. Inventory increased $270.0 million, driven by increases to support higher production volumes. Accrued expenses decreased $53.2 million, primarily driven by lower accrued variable compensation expense, including the payment of prior year variable compensation which had been accrued as of December 31, 2021.

Net cash used for investing activities of continuing operations was $411.2 million, which included $299.3 million of capital expenditures, $95.7 million of cash paid for acquisitions, net of cash acquired and $60.0 million of purchases of marketable securities, partially offset by by $26.3 million of sales or maturities of marketable securities and $16.7 million of cross-currency swap settlements. Our capital spending was focused on investments in capacity expansion, new products and technologies.

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

Liquidity and Capital Resources

We view our highly liquid assets as of September 30, 2023, December 31, 2022 and October 1, 2022 as:

(in millions)	Sep 30, 2023	Dec 31, 2022	Oct 1, 2022
Cash and cash equivalents	$330.9	$595.6	$457.4
Short-term investments in marketable securities	0.8	4.5	34.5
Total cash, cash equivalents and marketable securities	$331.7	$600.1	$491.9

The following table sets forth an analysis of total liquidity as of September 30, 2023, December 31, 2022 and October 1, 2022:

(in millions)	Sep 30, 2023	Dec 31, 2022	Oct 1, 2022
Cash, cash equivalents and marketable securities	$331.7	$600.1	$491.9
Amounts available under lending facility (A)	741.9	747.2	747.2
Total liquidity (B)	$1,073.6	$1,347.3	$1,239.1

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

Cash, cash equivalents and marketable securities totaled $331.7 million as of September 30, 2023, a decrease of $268.4 million from $600.1 million as of December 31, 2022, and a decrease of $160.2 million from $491.9 million as of October 1, 2022. Total debt as of September 30, 2023, December 31, 2022 and October 1, 2022 was $2,431.0 million, $2,509.0 million and $2,504.0 million, respectively. Our debt-to-capitalization ratio was 54 percent as of September 30, 2023, a decrease from 55 percent as of December 31, 2022 and from 56 percent as of October 1, 2022.

There were no borrowings under the Credit Facility during the nine months ended September 30, 2023, and thus we did not have any borrowings outstanding under the Credit Facility as of September 30, 2023. Available borrowing capacity under the Credit Facility totaled $741.9 million, net of $8.1 million of letters of credit outstanding. During the nine months ended September 30, 2023, the maximum amount utilized under the CP Program was $125 million. Refer to Note 12 – Debt in the Notes to Condensed Consolidated Financial Statements and Note 15 - Debt in the Notes to Consolidated Financial Statements in the 2022 Form 10-K, for further details.

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

2023 Capital Strategy

Our expected full-year capital expenditures are approximately $325 million and our estimate of full-year interest expense remains at approximately $100 million. We increased our anticipated share repurchases for 2023 to now exceed $275 million, lowering our expected average diluted shares outstanding for the year to 70.25 million shares. Additionally, our estimate of working capital usage remains at approximately $100 million for the year.

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

Recent Accounting Pronouncements

Recent accounting pronouncements that have been adopted during the three months ended September 30, 2023, or will be adopted in future periods, are included in Note 1 – Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 19, 2022, our Board of Directors approved a $500 million increase to our share repurchase authorization. During the nine months ended September 30, 2023, we repurchased $220.0 million of stock, and the remaining authorization was $176.5 million as of September 30, 2023.

We repurchased the following shares of common stock during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Amount of Dollars that May Yet Be Used to Purchase Shares Under the Program
July 2 to July 29	174,218	$86.10	174,218
July 30 to August 26	408,683	83.88	408,683
August 27 to September 30	489,580	78.68	489,580
Total	1,072,481	$81.87	1,072,481	$176,468,563

Item 5. Other Information

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

During the quarterly period ended September 30, 2023, none of our officers (as defined in Rule 16a-1(f) under the Exchange Act) or directors adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

BRUNSWICK CORPORATION
November 1, 2023	By:	/s/ RANDALL S. ALTMAN
Randall S. Altman
Senior Vice President and Controller*

*Mr. Altman is signing this report both as a duly authorized officer and as the principal accounting officer.