Form 10-K
period 2023-12-31
BRUNSWICK CORP
filed 2024-02-16
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of July 1, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock of the registrant held by non-affiliates was $6,006,140,475. Such number excludes stock beneficially owned by executive officers and directors. This does not constitute an admission that they are affiliates.

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of February 14, 2024 was 68,167,542.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Report on Form 10-K incorporates by reference certain information that will be set forth in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 1, 2024.

BRUNSWICK CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
December 31, 2023

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations, estimates and projections about Brunswick's business and by their nature address matters that are, to different degrees, uncertain. Words such as "may," "could," "should," "expect," "anticipate," "project," "position," "intend," "target," "plan," "seek," "estimate," "believe," "predict," "outlook," and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this Annual Report on Form 10-K. These risks include, but are not limited to, those set forth under Item 1A of this Annual Report on Form 10-K. Forward-looking statements speak only as of the date on which they are made and Brunswick does not undertake any obligation to update them to reflect events or circumstances after the date of this Annual Report.

PART I

Item 1. Business

References to "we," "us," "our," the "Company," "Brunswick," and "Brunswick Corporation" refer to Brunswick Corporation and its consolidated subsidiaries unless the context specifically states or implies otherwise.

Brunswick Corporation is a global leader in marine recreation, delivering innovation that transforms experiences on the water and beyond. Our unique, technology-driven solutions are informed and inspired by deep consumer insights and powered by our belief that “Next Never Rests.™” We design, manufacture, and market recreational marine products, including leading marine propulsion products and boats, as well as parts and accessories for the marine and RV markets, and we operate the world's largest boat club. We are dedicated to industry leadership, to being the best and most trusted partner to our many customers, and to building synergies and ecosystems that enable us to challenge convention and define the future. Incorporated in Delaware on December 31, 1907, Brunswick has traded on the New York Stock Exchange for nearly 100 years.

Our strategy is focused on:

•Understanding and addressing the changing needs and behaviors of global boating participants;
•Investing in innovative, global product leadership and leveraging our leading brands to meet consumer needs;
•Delivering distinctive, elevated ownership and shared-access experiences that expand boating participation;
•Being the partner of choice to our customers by offering integrated technical and business solutions;
•Engaging consumers with the richest, most intuitive digital experiences;
•Leading the industry in Autonomy, Connectivity, Electrification, and Shared Access (ACES) strategies, with an expanding set of commercially available products in each category;
•Unlocking unique and profound enterprise synergies;
•Investing in increasing global business resiliency;
•Being an acknowledged marine industry leader in sustainability; and
•Being an employer of choice through our clear purpose and culture of inclusiveness.

These strategies support our aim to create exceptional experiences, expand participation in recreational boating, deliver industry-transforming technology, and leverage our leading businesses to grow earnings and enhance shareholder value. Our integrated business strategy is supported by a balanced capital strategy that includes critical investments in new products and technology to further our market leadership position, organic growth initiatives, and our ACES and technology strategies while also managing debt levels and maturities, maintaining strong cash and liquidity positions, and continuing to return capital to shareholders through share repurchases and dividends.

Effective January 1, 2023, the Company changed its management reporting and updated its reportable segments to Propulsion, Engine Parts and Accessories (Engine P&A), Navico Group and Boat to align with our internal operating structure, described further below.

Key brands associated with each of our segments are listed below.

Segment	Key Brands				
Propulsion	MERCURY AVATOR ELECTRIC PROPULSION	Flite	MERCURY	MERCURY MerCruiser	MERCURY Racing
Engine P&A	BLA boatinglifestyleadventure	Land 'N' Sea	Lankhorst Taselaar	MERCURY	QUICKSILVER
Navico Group	attwood	BLUE SEA SYSTEMS	CZONE	FATHOM e-power system	LOWRANCE
	MARINCO	MASTERVOLT	SIMRAD	Whale	
Boat	BAYLINER	BOSTON WHALER	FREEDOM BOAT CLUB	LUND	NAVAN
	PRINCECRAFT	QUICKSILVER	RAYGLASS BOATS	Sea Ray	VEER

Refer to Note 5 – Segment Information in the Notes to Consolidated Financial Statements for additional information regarding our segments.

Propulsion Segment

The Propulsion segment, which we believe is a world leader in the manufacturing and sale of recreational marine engines and propulsion systems, had net sales of $2,763.8 million in 2023. The Propulsion segment designs, manufactures and sells engines, controls, rigging, and propellers globally to over 860 boat builders (both independent and Brunswick's Boat segment) and a network of more than 8,900 marine dealers and distributors, specialty marine retailers, marine service centers, and various local, state, and federal governmental accounts. White River Marine Group, LLC (including Tracker and Ranger Boats) and Brunswick Boat Group are significant customers.

Propulsion segment engines are designed for use in recreational, commercial, and racing applications. Mercury designs and sells four-stroke outboard engine models ranging from 2.5 to 600 horsepower; Mercury Marine and Mercury Racing manufacture inboard and sterndrive engine models ranging from 115 to 1,550 horsepower. Mercury Marine also manufactures two-stroke, non-DFI (direct fuel injection) engines for certain markets outside the United States and Avator™ electric propulsion systems in models ranging from 7.5e to 110e. In 2023, Brunswick acquired Fliteboard Pty Ltd (Fliteboard), a leader in eFoiling technology, to further enhance our electrification and shared-access strategies. Fliteboard is operated as part of the Propulsion segment.

Engine P&A Segment

The Engine P&A segment had net sales of $1,199.8 million in 2023. Engine P&A sells products such as engine parts and consumables including oils and lubricants, electrical products, boat parts and systems, and also includes our marine parts and accessories distribution businesses.

Engine P&A products are designed for and sold mostly to aftermarket retailers, dealers, distributors, and original equipment manufacturers (including Brunswick Boat segment brands) for both marine and non-marine markets. The Engine P&A distribution businesses are leading distributors of Brunswick and third party marine parts and accessories throughout North America, Europe, and Asia-Pacific, offering same-day or next-day delivery service to a broad array of marine service facilities.

Navico Group Segment

The Navico Group segment, which had net sales of $914.7 million in 2023, designs, develops, manufactures, and markets products and systems for the marine, RV, specialty vehicle, mobile and industrial markets, as well as aftermarket channels. Navico Group products include marine electronics, sensors, and control systems, digital control and monitoring systems, instruments, fish finders, sonar, radar, trolling motors, fuel systems, batteries, power management, and electrical systems. Navico Group sells its products to aftermarket distributors and retailers as well as original equipment manufacturers. White River Marine Group, LLC, Brunswick's Engine P&A distribution businesses and Brunswick Boat Group are significant customers.

Boat Segment

The Boat segment consists of the Brunswick Boat Group (Boat Group), which manufactures and distributes recreational boats, and Business Acceleration. We believe that the Boat segment, which had net sales of $1,989.4 million during 2023, is a world leader in the manufacture and sale of pleasure boats. The Boat segment manages Brunswick's boat brands, evaluates and optimizes the Boat segment's boat portfolio, promotes recreational boating services and activities to enhance the consumer experience and dealer profitability, including through its Business Acceleration initiatives, and speeds the introduction of new technologies into boat manufacturing and design processes.

The Boat segment procures substantially all of its engines from Brunswick's Propulsion segment, and boats often include other parts and accessories supplied by the Engine P&A and Navico Group segments. The Boat Group sells its products through a global network of more than 1,300 dealers and distributors, with some operating in more than one location and some carrying more than one of our boat brands. The Boat Group's largest dealer, MarineMax, Inc., is a significant external customer which carries a number of the Boat Group's product lines and has multiple locations.

Included within the Boat segment is the Business Acceleration business, which is dedicated to developing emerging and disruptive business models, focusing on services and subscriptions, and engaging the next generation of diverse boaters. Business Acceleration businesses accounted for 8 percent of Boat segment net sales in 2023.

Business Acceleration's Freedom Boat Club (FBC) is the world's largest boat club network. FBC operates in more than 400 locations across the U.S., Canada, Australia, and Europe, and has nearly 60,000 memberships. FBC members pay an upfront initiation fee and ongoing monthly dues in exchange for gaining shared access to their local club’s diverse fleet of boats and reciprocal privileges at all other FBC locations. Business Acceleration also operates a variety of other businesses including dealer and retailer financing; retail extended warranty and insurance businesses; Boateka, a certified pre-owned boat platform; and other marine services businesses.

Financing Services

Through our Brunswick Financial Services Corporation subsidiary, we own a 49 percent interest in a joint venture, Brunswick Acceptance Company, LLC (BAC). Under the terms of the joint venture agreement (JV Agreement), BAC provides secured wholesale inventory floor plan financing to our boat and engine dealers as well as Freedom Boat Club franchisees. A subsidiary of Wells Fargo & Company owns the remaining 51 percent.

The JV Agreement contains a financial covenant that conforms to the maximum leverage ratio test in the Credit Facility described in Note 14 – Debt in the Notes to Consolidated Financial Statements. The JV Agreement contains provisions allowing for the renewal of the JV Agreement or the purchase of the other party's interest in the joint venture at the end of its term. Alternatively, either partner may terminate the JV Agreement at the end of its term. Refer to Note 8 – Financing Joint Venture in the Notes to Consolidated Financial Statements for more information about our financial services offered through BAC.

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

In addition to floor plan financing, Business Acceleration recently announced the launch of Brunswick Finance, a digital retail finance solution that simplifies the purchase process by leveraging a fully integrated technology platform offering end-to-end integration across the boat buying ecosystem, from applying for pre-qualification to underwriting, finalizing agreements and e-signing for loans.

Distribution

We utilize independent distributors, dealers, and retailers (Dealers) for the majority of our boat sales, sales of parts and accessories, and some sales of marine engines. We have over 19,000 active Dealers serving our business segments worldwide. Our Dealers typically carry one or more product categories and are independent companies or proprietors that range in size from small, family-owned businesses to a large, publicly traded corporation with substantial revenues and multiple locations. Some Dealers sell our products exclusively, while a majority also carry competitor and complementary products. We partner with our Dealer network to improve quality, service, distribution, and delivery of parts and accessories to enhance the boating customer's experience.

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

Technology and Innovation

We believe Brunswick is uniquely positioned to continue defining the future of the global marine industry. We are continuously and consistently innovating the future of recreational boating through growing service, connectivity, and alternative participation capabilities and businesses. To support our goal, we have established cross-functional and cross-business investments and initiatives, and hire leaders with strong technology experience. We continue to develop solutions to further improve boater experiences both by advancing the efficiency and capabilities of our core product lines and through our ACES strategy.

We continue to develop and refine future innovative projects through our team at the i-Jet Innovation Lab at the University of Illinois Urbana-Champaign. In 2023, Mercury Marine unveiled its Avator 7.5e electric outboard at the Consumer Electronics Show in Las Vegas and has since introduced Avator electric propulsion systems up to 110e. Mercury Marine also entered into an agreement with Jing-Jin Electric (JJE), an electrified propulsion leader in components, assemblies, and systems for global automotive applications, to collaborate on Mercury's portfolio of electric propulsion solutions. Our Boat Group introduced the new Veer boat brand, intended to support electric propulsion, and Navan by Quicksilver, which combines innovative technology with superior performance. Navico Group introduced three new Mastervolt brand larger capacity, lithium-ion deep-cycle supply batteries to provide enhanced power storage capacity in a lighter weight and smaller footprint. Navico Group's Whale brand launched Heat Air, a lightweight, space-efficient, propane-based, heating solution for recreational vehicles.

Brunswick won numerous awards in 2023 for our groundbreaking products, including:

•National Marine Manufacturers Association (NMMA) and Boating Writers International (BWI) honored our Veer boat brand with a 2023 Minneapolis Innovation Award in the fishing boat category.

•Multiple NMMA Innovation Awards at the 2023 Miami International Boat Show, including for the Fathom e-Power System, Lowrance HDS Pro with Active Imaging HD and ActiveTarget 2, and the Sea Ray SLX 260 Outboard.

•A record 11 Boating Industry Magazine 2023 Top Product Awards to products across our portfolio.

International Operations

Non-U.S. sales are set forth in Note 2 – Revenue Recognition and Note 5 – Segment Information in the Notes to Consolidated Financial Statements and are also included in the table below, which details our non-U.S. sales by region:

(in millions)	2023	2022	2021
Europe	$837.3	$904.4	$796.2
Canada	373.0	458.2	411.7
Asia-Pacific	410.0	466.0	439.0
Rest-of-World	331.3	284.4	237.4
Total	$1,951.6	$2,113.0	$1,884.3
Total International Sales as a Percentage of Net Sales	30%	31%	32%

We transact a portion of our sales in non-U.S. markets in local currencies, while a meaningful portion of our product costs are denominated in U.S. dollars as a result of our U.S. manufacturing operations. As a result, the strengthening or weakening of the U.S. dollar affects the financial results of our non-U.S. operations.

Propulsion non-U.S. sales comprised approximately 43 percent of our non-U.S. sales in 2023. Engine P&A non-U.S. sales comprised approximately 18 percent of our non-U.S. sales in 2023. Navico Group non-U.S. sales comprised approximately 17 percent of our non-U.S. sales in 2023. Boat non-U.S. sales comprised approximately 22 percent of our non-U.S. sales in 2023.

Raw Materials and Supplies

We purchase a wide variety of raw materials from our supplier base, including commodities such as aluminum, copper, resins, oil, and steel, as well as product parts and components, such as boat windshields. The prices for these raw materials, parts, and components fluctuate depending on market conditions and inflation. In 2023, our operations continued to experience intermittent supply chain uncertainty and disruptions. Our global procurement operations constantly strive to obtain adequate supplies, better leverage purchasing power across our divisions, and improve cost efficiencies. We mitigate commodity price risk on certain raw material purchases by entering into fixed priced contracts or derivatives to reduce our exposure related to changes in commodity prices.

Intellectual Property

We own intellectual property, including patents, trademarks, and trade secrets, related to our current and future products and production methods, in the U.S. and certain other countries. By law, patents have a limited term, so our patents expire over time. Our trademarks and trade secrets have potentially indefinite lives. We consider our collection of intellectual property to be a valuable asset that is important to our competitive position. As of December 31, 2023, we own more than:

•1,100 active U.S. patents;
•450 pending U.S. patent applications;
•650 active foreign patents;
•270 pending foreign patent applications;
•370 U.S. registered trademarks; and
•1,800 foreign registered trademarks.

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

Propulsion. The marine engine market is highly competitive among several major international companies, such as outboard engine manufacturers based in Japan and several smaller companies. Our competitive advantage is a function of product features, technology, quality and durability, breadth of product line, performance, distribution and manufacturing capabilities, along with effective promotion, after-sales service, and distribution.

Engine P&A. The marine parts and accessories market is highly competitive and fragmented. Our competitive advantage in this market includes our product breadth and quality, proprietary parts and technology, global distribution network, extensive portfolio of recognized brands, sales team, delivery timing, and service.

Navico Group. Navico Group competes in the marine, RV, and specialty vehicle parts and accessories markets, which are also highly competitive and fragmented. Our competitive advantage in these markets includes our extensive portfolio of recognized brands, proprietary technology, integrated solutions, product quality, sales team, and service offering.

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

Some of our recent sustainability projects and accomplishments include:

Product Management	Energy Management	Waste Reduction	Water Reduction	Conservation
Mercury Marine expanded the Avator™ electric outboard motor line to include the 20e and 35e, and announced plans for the 75e and 110e.	Boat Group’s Reynosa, Mexico facility operationalized a solar installation and Mercury Marine announced two small-scale solar installations in Australia.	Land 'N' Sea attained 90% waste to landfill reduction at all 13 of its distribution facilities.	Mercury's Suzhou, China manufacturing facility converted to a powder paint system, which is expected to reduce water consumption by 8 million gallons per year.	Lowrance partnered with OzFish, an Australian project to attract new shellfish growth, improve water cleanliness, and increase fish populations.
Mercury Marine acquired Fliteboard, a battery-powered e-foil personal watercraft, further bolstering its commitment to electrification.	Mercury Marine’s Brownsburg distribution facility received LEED (Leadership in Energy and Environmental Design) Silver certification.	Navico Group attained its first 90% waste-to-landfill reduction at its Lowell, MI facility.	System improvements at Mercury Marine’s Fond du Lac campus are expected to reduce use of 6 million gallons of water per year.	Simrad partnered on fish tagging programs led by Gray Fishtag Research and the Scientific Angler Tagging Tour.
RELiON launched the RB36V40, a 36V 40Ah marine lithium battery with 20% more energy capacity than its series equivalent.	Boat Group introduced a new energy audit program and completed audits at seven primary manufacturing locations.	Boat Group’s New York Mills, MN facility converted to a reusable racking system for windshields.	Boat Group’s Reynosa, Mexico facility introduced an osmosis wastewater recovery system to reduce water consumption by an estimated 10% per year.	Teams of Brunswick employees around the world completed more than 40 conservation-related community service events.
Boat Group’s new Navan by Quicksilver features a twin step hull which reduces drag, making the boats faster and more fuel efficient.	LED lighting upgrades completed at 12 manufacturing facilities.	Boat Group's Tellico, TN facility began a recycling program for wood pallets and plastic parts skeletons.		The Brunswick Foundation made grants to eight organizations dedicated to marine conservation.

In recognition of its sustainability efforts, Brunswick was listed among Newsweek’s America's Most Responsible Companies for 2023 for the fourth consecutive year, Sustainalytics' “Industry Top Rated” for 2023, Newsweek's inaugural list of America's Greenest Companies and USA Today and Statista's inaugural Climate Leaders List, which recognizes companies' efforts to reduce Scope 1 and Scope 2 greenhouse gas emissions. Additionally, Mercury Marine received Green Masters status from the Wisconsin Sustainable Business Council for the 13th consecutive year.

For more information on our sustainability strategy, programming, data, and goals, we refer you to our annual Sustainability Report (which is not incorporated by reference herein), available on our website at https://www.brunswick.com/corporate-responsibility/sustainability.

We anticipate that increased global regulation relating to climate change, such as climate disclosure requirements or product emissions limitations, will require us to comply or potentially face market access limitations or other penalties, including fines. Our manufacturing operations and products are subject to numerous and increasingly strict federal, state, local, and foreign environmental laws and regulations. As we evolve our product electrification strategy, we are subject to other regulations and requirements relating to the transportation, storage, handling, and use of batteries and the components used in battery manufacturing. Our products are subject to increasingly stringent regulations regarding chemical and material composition, and we are subject to extended producer responsibility laws and regulations requiring manufacturers to be responsible for collection, recovery, and recycling of wastes from certain products. Compliance with these laws and regulations has not had a material impact on our capital expenditures, earnings, financial condition, or competitive position. There can be no assurance, however, that current or future environmental laws and regulations will not impose costly requirements upon us. Any failure to comply with applicable environmental laws, regulations, and contractual obligations could result in fines, suspension of production, the need to alter manufacturing processes, and legal liability, and could negatively affect our competitive position.

For further information, refer to Section 1A, Risk Factors, for a discussion of risks related to environmental compliance and to Note 11 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for a description of certain environmental proceedings.

Human Capital Resources

Brunswick is dedicated to creating an inspiring and inclusive work environment that attracts, develops, and retains top talent. This environment unlocks our employees’ potential to continue transforming the marine industry.

Employee Information

As of December 31, 2023, we employed approximately 17,300 employees, 96 percent of whom were full-time. Our employee base is approximately 65 percent hourly and 35 percent salaried. Temporary and contingent employees (including interns and co-ops) and contractors accounted for approximately 2,300 additional workers.

Global Employees by Region

United States
Canada or Latin America
Europe
Asia Pacific
4%
8%
20%
68%

Global Employees by Age

Under 30
30-39
40-49
50-59
60+
Not Disclosed
8%
16%
12%
21%
21%
22%

Global Employees by Gender

Male
Female
Not disclosed
4%
29%
67%

U.S. Employees by Race or Ethnicity

White
African American/Black
Hispanic/Latino
Asian
Two or more/all others & not disclosed
3%
3%
11%
8%
75%

Data as of December 31, 2023 for full-time and part-time employees.

Approximately 2,500 of our U.S. employees belong to labor unions and approximately 1,000 additional employees are members of international unions or work councils. We believe that the relationships among our employees, the unions or work councils, and the Company remain stable. Mercury Marine and its largest union, the International Association of Machinists and Aerospace Workers (IAM) Lodge 1947, negotiated a new collective bargaining agreement in 2023, which will remain in place through September 30, 2028. During 2023, we experienced no union-related work stoppages.

Diversity and Inclusion

We view diversity, equity, and inclusion (DEI) as a strategic business initiative. We consider DEI to be a competitive advantage and have therefore focused our efforts on expanding diverse representation throughout our global workforce and reinforcing a culture of belonging at every worksite.

A cross-functional/divisional core team leads our enterprise-wide initiative, TIDE (Together: Inclusion, Diversity and Equity), to integrate DEI in our business processes and behaviors.

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

Through TIDE and our ERGs, we accomplished the following in 2023:

•Grew our ERGs to over 1,000 participants, up 100 percent over 2022.
•Conducted 18 experiential activities, including commemorative events and cultural programming.
•Held 10 professional and personal development events.
•Introduced three new inclusion programs including the United People of Brunswick experience, Inspiring Inclusion Award and the Inclusivity & You learning program.
•Developed three new pipeline programs to support diversity in early career hiring for technical talent.

We support increasing representation of diverse populations at all levels of the organization. Women make up one-third of our Executive Officers and one-third of our Directors are female. Women comprise approximately 29 percent of our total global workforce, and racially or ethnically diverse employees make up approximately 25 percent of our U.S. workforce.

We are proud to note that Forbes named Brunswick to its 2023 lists of World’s Best Employers, America's Best Employers for Veterans, and America’s Best Employers for Women. U.S. News and World Report named us one of the Best Companies to Work For in 2023, and Brunswick finished in the top 10 of all companies on both its Best Companies for Work-Life Balance and Best Companies for Quality of Pay lists. Boating Industry Magazine named four of our exceptional female colleagues as “Women Making Waves" and Manufacturing Institute (MI), the workforce development and education partner of the National Association of Manufacturers, named Brunswick Boat Group President Aine Denari as a 2023 Women MAKE America Awards Honoree.

Health and Safety

Employee health and safety are top priorities. We proactively identify and address potential safety risks in our business and operations. Our goal is to achieve zero work-related incidents and injuries. We maintain a Safety Management System (SMS) to formally address safety risks throughout the workplace and use our SMS to manage potential work-related hazards that pose a risk of high consequence of potential injury. Implementing processes and systems that meet SMS criteria is designed to result in less frequent and less severe work-related incidents and injuries.

The Company's recordable and lost-time incident rates from 2021 to 2023, recorded as of December 31, are as follows:

Recordable and Lost Time Incident Rates

1.62
0.31
1.34
0.27
1.43
0.32
2021
2022
2023
Total Recordable Incident Rate
Lost Time Incident Rate

Our global recordable incident rate is considerably lower than the benchmarks of the U.S. Bureau of Labor Statistics for similar businesses and operations. Additionally, we reported no fatalities in 2023.

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
•Healthcare coverage (medical, dental, prescription, vision, and hearing);
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

Employee Learning and Development

We support career advancement and create a rewarding environment for employees to learn, grow, and perform at their best. We provide opportunities for continuous learning and development, such as:

•Workday Learning, a learning platform that offers courses in leadership and innovation, effective communication, and strategic thinking;
•Rotational leadership programs to develop Brunswick’s future business and financial leaders;
•Women’s development and mentoring programs, which enhance our succession bench strength and champion female leaders of the future; and
•Wide-ranging hands-on learning and development programs to enhance and grow our critical functional skills.

We recognize that we operate in competitive marketplaces when it comes to finding top talent, particularly in technical fields. We strive to offer our employees career-specific tools, skilled apprenticeship programs, and robust on-the-job training opportunities. Our technical career tracks provide development for engineers and technology personnel who will shape our future ACES initiatives. We also incentivize innovation through a long-established inventor recognition award program.

Part of employee development includes annual performance feedback and management for all employees, for which we have a standard process that includes opportunities for employee engagement at every stage. We also maintain succession plans that foster internal promotion to key positions.

We believe our strong compliance culture plays a central role in our success. The Integrity Playbook, Brunswick’s code of conduct, serves as the foundation of our Ethics Program. In 2023, 97 percent of our active global salaried population completed our annual code of conduct training.

Employee Engagement

During 2023, Brunswick again completed a global employee engagement survey, in which approximately 85 percent of employees participated, an increase of three percentage points compared to 2022. Insights from the survey will be used to develop action plans at the manager, facility, division, and corporate level to further enhance employee satisfaction and positive connections to Brunswick.

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

In times of economic uncertainty or recession, consumers tend to have less discretionary income and defer significant spending on non-essential items, which may adversely affect our financial performance. Economic uncertainty caused by rising interest rates, inflation, international conflicts, and the macroeconomic environment may lead to unfavorable business outcomes. We continue to enhance our portfolio with new and/or expanded technologies, business models, services, and solutions that are less susceptible to economic cycles, but a portion of our business remains cyclical and sensitive to consumer spending on new engines, boats, and associated parts and accessories.

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

We sell products manufactured in the U.S. into certain international markets, including Europe, Canada, Latin America and Asia-Pacific in U.S. dollars. Demand for our products in these markets may be diminished by a strengthening U.S. dollar, or we may need to lower prices to remain competitive. Some of our competitors with cost positions based outside the U.S., including Asian-based outboard engine manufacturers and European-based large fiberglass boat manufacturers, may have an improved cost position due to a strengthening U.S. dollar, which could result in pricing pressures on our products. Although these factors have existed for several years, we do not believe they have had a material adverse effect on our competitive position.

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

We may rely on short-term capital markets to meet our working capital requirements, fund capital expenditures or pay dividends, and we maintain short-term borrowing facilities that can be used to meet these capital requirements. In addition, over the long term, we may determine that it is necessary to access the capital markets to refinance existing long-term indebtedness or to raise capital for other initiatives. Adverse economic and capital market conditions, market volatility, and regulatory uncertainty could negatively affect our ability to access capital markets or increase the cost to do so, which could adversely impact our business, financial results, and competitive position.

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

RISKS RELATED TO OUR BUSINESS AND OPERATIONS

Successfully managing our manufacturing operations is critical to our operating and financial results.

Over the past several years, we have made strategic capital investments in capacity expansion activities to successfully capture growth opportunities and enhance product offerings, including expansions at our Fond du Lac, Wisconsin and Ensenada, Mexico facilities. We also continue to implement manufacturing efficiency enhancements that are important to our success. Conversely, we may make decisions to decrease production at existing facilities or reduce our manufacturing footprint in accordance with our business strategy. We must carefully manage these capital improvement projects, expansions, efficiency enhancements, and any consolidation or decrease in capacity utilization to ensure the projects meet cost targets, comply with applicable environmental, safety, and other regulations, uphold high-quality workmanship, and meet our business goals.

Moving production to a different plant, expanding capacity at an existing facility, and decreasing or ceasing production at a facility involves risks, including difficulties initiating production within the cost and timeframe estimated, supplying product to customers when expected, integrating new products, and attracting and retaining skilled workers. If we fail to meet these objectives, it could adversely affect our ability to meet customer demand for products and increase the cost of production versus projections, both of which could result in a significant adverse impact on operating and financial results. Additionally, plant consolidation or expansion can result in manufacturing inefficiencies, additional expenses, including higher wages or severance costs, and cost inefficiencies, which could negatively impact financial results.

Loss of key customers could harm our business.

In each segment, we have important relationships with key customers, including White River Marine Group, LLC for the Propulsion and Navico Group segments and MarineMax, Inc. for the Boat segment. From time to time, contracts with these customers come up for renewal. We cannot be certain we will renew such contracts, or renew them on favorable terms. If we lose a key customer, or a significant portion of its business, we could be adversely affected. In addition, certain customers could try to negotiate more favorable pricing of our products, which could depress earnings. In an effort to mitigate the risk associated with reliance on key customer accounts, we continually monitor these relationships and maintain a complete and competitive product lineup.

A material portion of our revenue is derived from international sources, which creates additional uncertainty.

We intend to continue to expand our international operations and customer base as part of our growth strategy. Sales outside the United States, especially in emerging markets, are subject to various risks, including government embargoes or foreign trade restrictions, foreign currency effects, tariffs, customs duties, inflation, difficulties in enforcing agreements and collecting receivables through foreign legal systems, compliance with international laws, treaties, and regulations, changes in regulatory environments, disruptions in distribution, dependence on foreign personnel and unions, economic and social instability, and public health crises. In addition, there may be tax inefficiencies in repatriating cash from non-U.S. subsidiaries, or changes to tax laws that affect cash repatriation.

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

We experienced supply shortages and increases in costs to certain materials in 2023. We continue to address these issues by identifying alternative suppliers for key materials and components, working to secure adequate inventories of critical supplies, and continually monitoring the capabilities of our supplier base. In the future, however, we may experience shortages, delayed delivery, and/or increased prices for key materials, parts, and supplies that are essential to our manufacturing operations.

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

Hurricanes, floods, earthquakes, storms, and catastrophic natural or environmental disasters, as well as acts of terrorism or civil unrest, could disrupt our distribution channel, operations, or supply chain and decrease consumer demand. If a catastrophic event takes place in one of our major markets, our sales could be diminished or our assets could be damaged. Additionally, if such an event occurs near our business locations, manufacturing facilities, or key supplier facilities, business operations and/or operating systems could be interrupted. We could be uniquely affected by weather-related catastrophic events, the severity of which may increase as a result of climate change, due to the location of certain of our boat facilities in coastal Florida, the size of the manufacturing operation in Fond du Lac, Wisconsin, and Freedom Boat Club locations on waterfronts.

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

The COVID-19 pandemic resulted in disruption, uncertainty, and volatility in the global financial and credit markets, and similar future events could do the same. Such volatility could impact our access to capital resources and liquidity in the future, including making credit difficult to obtain or only available on less favorable terms. Impact on our operations could also be material, affecting employee absenteeism rates, facility closures, or adverse effects on customers or suppliers. These impacts could have a negative effect on our business, financial condition, and results of operations.

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

Our ability to continue generating strong cash flow and profits depends partly on the sustained successful execution of our strategic plan and growth initiatives, including optimizing our business and product portfolio, continuing to successfully integrate acquisitions, improving operating efficiency, and expanding into new adjacent markets. To address risks associated with our plan and growth initiatives, we have established processes to regularly review, manage, and modify our plans, and we believe we have appropriate oversight to monitor initiatives and their impact. However, our strategic plan and growth initiatives may require significant investment and management attention, which could result in the diversion of these resources from the core business and other business issues and opportunities. Additionally, any strategic plan is subject to certain risks, including market conditions, customer acceptance, competition, the ability to manufacture products on schedule and to specification, the supply chain, and/or the ability to attract and retain qualified management and other personnel. There is no assurance that we will be able to develop and successfully implement our strategic plan and growth initiatives in a manner that fully achieves our strategic objectives.

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

If we fail to timely and successfully integrate acquired businesses into existing operations, we may see higher costs, lost sales, or otherwise diminished earnings and financial results.

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

Our growth initiatives include making strategic acquisitions when appropriate, which depend on the availability of suitable targets at acceptable terms and our ability to complete the transactions. In managing our acquisition strategy, we conduct rigorous due diligence, involve various functions, and continually review target acquisitions, all of which we believe mitigates some of our acquisition risks. However, we cannot assure that suitable acquisitions will be identified or consummated or that, if consummated, they will be successful. Acquisitions include a number of risks, including our ability to project and evaluate market demand, identify and realize potential synergies and cost savings, and make accurate financial forecasts, as well as diversion of management attention during the pursuit of acquisitions. Uncertainties exist in assessing the value, risks, profitability, and liabilities associated with certain businesses or assets, negotiating acceptable terms, obtaining financing on acceptable terms, and receiving any necessary regulatory approvals. As we continue to grow, in part, through acquisitions, our success depends on our ability to anticipate and effectively manage these risks. Our failure to successfully do so could have a material adverse effect on our financial condition and results of operations.

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

If demand for our products declines or if new product introductions are expected to replace existing products, our dealers, retailers, and other distributors could decide to reduce the number of units they hold. These actions could result in wholesale sales reductions in excess of retail sales reductions and would likely result in lower production levels of certain products, potentially causing lower rates of absorption of fixed costs in our manufacturing facilities and lower margins. While we have processes in place to help manage dealer inventories at appropriate levels, potential inventory reductions remain a risk to our future sales and results of operations.

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

In June 2023, Brunswick disclosed an IT security incident that impacted some systems and global facilities. We activated our response protocols, which included pausing operations in some locations, engaging leading security experts and coordinating with relevant law enforcement agencies. Normal global business operations resumed over the course of nine days following the incident. However, if a similar event occurred, and if legacy systems or other key systems were to fail or if our IT systems were unable to communicate effectively, this could result in missed or delayed sales or lost opportunities for cost-reduction or efficient cash management.

We exchange information with many trading partners across all aspects of our commercial operations through our IT systems. A breakdown, outage, malicious intrusion, breach, ransom attack, or other disruption of communications could result in erroneous or fraudulent transactions, disclosure of confidential information, loss of reputation and confidence, and may also result in legal claims or proceedings, penalties, and remediation costs. We have numerous e-commerce and e-marketing portals and our systems may contain personal information of customers or employees; therefore, we must continue to be diligent in protecting against malicious cyber attacks. We have been the target of attempted cyber attacks and other security threats and we may be subject to future breaches of our IT systems. We have programs in place that are intended to detect, contain, and respond to data security incidents and that provide at least annual employee awareness training regarding phishing, malware, and other cyber risks. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect, we may be unable to anticipate these techniques or implement adequate preventive measures. Moreover, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. If our security measures are breached or fail, unauthorized persons may be able to obtain access to or acquire personal or other confidential data. Depending on the nature of the information compromised, we may also have obligations to notify consumers and/or employees about the incident, and we may need to provide some form of remedy, such as a subscription to a credit monitoring service, for the individuals affected by the incident. For example, we provided certain affected individuals credit monitoring as a result of the June IT Security Incident. This or future events could negatively affect our relationships with customers or trading partners, lead to potential claims against us, and damage our image and reputation.

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

We are subject to various data protection and privacy laws and regulations in the countries where we operate because we collect, store, process, share, and use personal information, and we rely on third parties that are not directly under our control to do so as well. For example, we are subject to the General Data Protection Regulation (GDPR) in the European Union (EU) and the California Consumer Privacy Act (CCPA). Although we have implemented plans to comply with these laws, GDPR, CCPA, and future laws and regulations could impose even greater compliance burdens and risks with respect to privacy and data security than prior laws. The EU (through the GDPR) and a growing number of legislative and regulatory bodies elsewhere in the world have adopted consumer notification requirements in the event of unauthorized access to or acquisition of certain types of personal information. These breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs, require significant management time and attention, and increase negative publicity surrounding any incident that compromises personal information.

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

RISKS RELATED TO OUR REGULATORY, ACCOUNTING, LEGAL, AND TAX ENVIRONMENT

Changes to trade policy, tariffs, and import/export regulations may have a material adverse effect on our business, financial condition, and results of operations.

Changes in laws and policies governing trade could adversely affect our business and trigger retaliatory actions by affected countries. We continue to be subject to meaningful tariffs, such as China Section 301 investigation tariffs, and there is no assurance that we will be granted exclusions in the future. Like many other multinational corporations, we do a significant amount of business that would be affected by changes to the trade policies of the U.S. and foreign countries (including governmental action related to tariffs and international trade agreements). Such changes have the potential to adversely impact the U.S. economy, our industry, our suppliers, and global demand for our products and, as a result, could have a material adverse effect on our business, financial condition, and results of operations.

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

During the year ended December 31, 2023, the Company recorded $16.6 million of intangible asset impairment charges recognized in Restructuring, exit and impairment charges in the Consolidated Statements of Operations, including a $13.0 million impairment of the Navico trade name as a result of declines in forecasted revenues primarily driven by macroeconomic factors and a decline in market conditions. Further, as part of our required fourth quarter goodwill impairment testing, the estimated fair value of the Navico Group reporting unit was approximately 10 percent in excess of its carrying value, which included goodwill of $599.7 million. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the impairment tests will prove to be an accurate prediction of the future. To the extent future operating results differ from those in our current forecasts, or if the assumptions underlying the discount rates change, it is possible that further impairment charges could be recorded.

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

As of December 31, 2023, the balance of total goodwill and indefinite lived intangible assets was $1,342.2 million, which represents approximately 22 percent of total assets. If the future operating performance of either the Company or individual operating segments is not sufficient, we could be required to record non-cash impairment charges. Impairment charges could substantially affect our reported earnings in the periods such charges are recorded. In addition, impairment charges could indicate a reduction in business value which could limit our ability to obtain adequate financing in the future.

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

Our provision for income taxes and cash tax liability may be adversely impacted by changes in tax laws and interpretations in the U.S. or in other countries in which we operate. The Inflation Reduction Act of 2022 (IRA) included various tax provisions, including a 15% minimum tax on global adjusted financial statement income. While we do not believe the IRA will have a material negative impact on our business, it is possible that future interpretations or additional tax law changes could have a material impact on the Company’s tax rate. In addition, many non-U.S. jurisdictions are implementing local legislation based upon the Organization for Economic Co-operation and Development’s base erosion and profit shifting project. These changes could negatively impact our tax provision, cash flows, and/or tax-related balance sheet amounts, including our deferred tax asset values, and increase the complexity, burden, and cost of tax compliance.

RISKS RELATED TO OUR COMMON STOCK

The timing and amount of our share repurchases are subject to a number of uncertainties.

The Board of Directors has authorized our discretionary repurchase of outstanding common stock, to be systematically completed in the open market or through privately negotiated transactions. In 2023, we repurchased $275.0 million of shares, and we plan to continue share repurchases in 2024 and beyond. The amount and timing of share repurchases are based on a variety of factors. Important considerations that could cause us to limit, suspend, or delay future stock repurchases include:

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Brunswick’s leadership recognizes the importance of information security and managing cybersecurity risks across the enterprise. We manage our global business operations through a variety of systems for commercial transactions, customer interactions, manufacturing, branding, employee tracking, and other applications. Systems based on legacy technology, sometimes added through acquisitions or hosted by third parties, and/or that contain personal information of customers or employees, present risks of erroneous or fraudulent transactions, disclosure of personal, sensitive, and confidential information, loss of reputation and confidence, potential impacts on our operations, and may result in legal claims or proceedings, penalties, and remediation costs. Our mature cybersecurity program has been strategically designed to assess, identify, and manage these cyber risks, protect the organization, respond to, and recover from cybersecurity incidents.

Brunswick’s Board of Directors (the Board) and its committees are actively engaged in managing cybersecurity risk and overseeing our information security programs. The Audit and Finance Committee (the Committee) is primarily responsible for oversight of Brunswick’s information technology and information security/cybersecurity programs. The Committee is composed of directors with expertise in technology, audit, finance, and compliance, equipping them to effectively oversee the program. The Chief Information Officer (CIO) and/or Chief Information Security Officer (CISO) update the Committee at each of its regularly scheduled meetings. These reports include updates on the Company’s cybersecurity programs and key performance indicators; assessment of the program; emerging risks; policies, procedures, and training; and risk mitigation strategies. The CIO and CISO also provide the full Board with information technology and cybersecurity reports on at least an annual basis and with greater frequency as necessary. In addition, the Board oversees Brunswick’s long-standing enterprise risk management (ERM) process, which regularly identifies, assesses, and mitigates enterprise and emerging risks, including cyber risks.

The underlying controls of our cyber risk management program are based on recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF). A dedicated Office of the CISO, which reports to the CIO, is responsible for developing enterprise-wide cybersecurity strategy, architecture, policies, processes, and controls, and is directly responsible for our cybersecurity program. Our cybersecurity team members have extensive information technology and program management experience. The CIO and/or CISO personnel regularly inform the Chief Executive Officer (CEO) and other members of senior management about the program, best practices, current cybersecurity threats, the risk landscape, and mitigation approaches.

We use various tools and methodologies to identify, manage, and test for cybersecurity risk on a regular cadence both at the enterprise level and using third party service providers. These third parties include cybersecurity managed security service providers (MSSPs), consultants, advisors, and auditors, who we engage to evaluate our controls, whether through penetration testing, independent audits, or consulting on best practices to address new threats or challenges. We also actively engage with key vendors, industry participants, and law enforcement communities as part of our continuing efforts to evaluate and improve our program. Internally, our employees are a key part of our program. All employees are required to complete cybersecurity training at least once every year, and employees in certain roles must complete additional, specialized cybersecurity training on a regular basis.

Our regular interactions with third party vendors and suppliers also pose a cybersecurity risk that could adversely impact our business or employees. We conduct information security assessments before onboarding and upon detection of an increase in risk profile. In addition, we require providers to meet appropriate security requirements, controls and responsibilities and include additional security and privacy addenda to our contracts where applicable. We also make available cybersecurity education and awareness materials to our suppliers.

The Office of the CISO continually works to enhance our robust enterprise security structure with the ultimate goal of preventing cybersecurity incidents to the extent feasible, while simultaneously increasing our system resilience in an effort to minimize the business impact should an incident occur. We have an established playbook to promptly detect, assess, and respond to cyber incidents. Depending on the nature and severity of an incident, this process provides for escalating notification to functional leaders, senior management, our CEO, and the Board.

On June 13, 2023, Brunswick disclosed an IT security incident that impacted some systems and global facilities. We activated our response protocols, including pausing operations in some locations, engaging leading security experts, and coordinating with relevant law enforcement agencies. Normal global business operations resumed over the course of nine days following the incident. We estimate the incident resulted in lost revenue of approximately $80 million to $85 million and operating earnings of $35 million to $40 million. To date, Brunswick has not identified any other cyber event or risks from cybersecurity threats that could be considered material, individually or in the aggregate.

Notwithstanding our vigilant cybersecurity program, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. For further information, refer to Section 1A, Risk Factors, for a discussion of risks related to cybersecurity and technology.

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

Segment	Location	Primary Use	Ownership
	Mettawa, IL (US)	Corporate headquarters	Leased
Propulsion and Engine P&A	Fond du Lac, WI (US)	Manufacturing and office	Owned
Propulsion and Engine P&A	Melbourne, Australia	Distribution and office	Leased
Propulsion, Engine P&A and Boat	Petit-Rechain, Belgium	Distribution and office	Owned
Propulsion and Engine P&A	Suzhou, China	Manufacturing, distribution, office	Owned/Leased
Propulsion, Engine P&A, Navico Group and Boat	Auckland, New Zealand	Manufacturing, light assembly, engineering, distribution, office	Leased
Propulsion and Engine P&A	Juarez, Mexico	Light assembly and distribution	Owned/Leased
Engine P&A	Brisbane, Australia	Distribution	Leased
Engine P&A	Brownsburg, IN (US)	Distribution	Leased
Engine P&A	Heerenveen, Netherlands	Distribution	Leased
Navico Group	Lowell, MI (US)	Manufacturing and office	Leased
Navico Group	Menomonee Falls, WI (US)	Light assembly, distribution, office	Leased
Navico Group	Stuart, FL (US)	Manufacturing and distribution	Owned
Navico Group	Ensenada, Mexico	Manufacturing and distribution	Owned
Navico Group	Amsterdam, Netherlands	Engineering, distribution, office	Leased
Boat	Edgewater, FL (US)	Manufacturing	Owned
Boat	Palm Coast, FL (US)	Manufacturing	Owned
Boat	Merritt Island, FL (US)	Manufacturing	Owned
Boat	Venice, FL (US)	Office	Leased
Boat	Fort Wayne, IN (US)	Manufacturing	Owned
Boat	New York Mills, MN (US)	Manufacturing	Owned
Boat	Lebanon, MO (US)	Manufacturing	Owned
Boat	Knoxville, TN (US)	Office	Leased
Boat	Vonore, TN (US)	Manufacturing	Owned
Boat	Princeville, Quebec, Canada	Manufacturing	Owned
Boat	Reynosa, Mexico	Manufacturing	Owned
Boat	Vila Nova de Cerveira, Portugal	Manufacturing	Owned

Item 3. Legal Proceedings

Refer to Note 11 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for information about our legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

Information About Our Executive Officers

Brunswick's Executive Officers are listed in the following table:

Officer Name	Present Position	First Became an Executive Officer	Age
David M. Foulkes	Chief Executive Officer	2019	62
Ryan M. Gwillim	Executive Vice President and Chief Financial and Strategy Officer	2020	44
John G. Buelow	Executive Vice President and President — Mercury Marine	2023	53
Christopher F. Dekker	Executive Vice President, General Counsel, Secretary, and Chief Compliance Officer	2014	55
Aine L. Denari	Executive Vice President and President — Brunswick Boat Group	2020	51
Brett A. Dibkey	Executive Vice President and President — Navico Group	2020	51
Brenna D. Preisser	Executive Vice President and President — Business Acceleration	2016	46
Jill M. Wrobel	Executive Vice President and Chief Human Resources Officer	2021	43
Randall S. Altman	Senior Vice President and Controller	2019	52

The executive officers named above have been appointed to serve until their successors are chosen and qualified or until the executive officer's earlier resignation or removal.

David M. Foulkes was named Chief Executive Officer of Brunswick in 2019. He served as Chief Technology Officer and President, Brunswick Marine Consumer Solutions from May 2018 to 2019, as Vice President and Brunswick Chief Technology Officer from 2014 to 2018, as Vice President of Product Development and Engineering, Mercury Marine, from 2010 to 2018 and as President of Mercury Racing from 2012 to 2018. Previously, Mr. Foulkes held positions of increasing responsibility at Mercury Marine from the start of his employment in 2007.

Ryan M. Gwillim has served as Executive Vice President and Chief Financial Officer of Brunswick since June 2020. Mr. Gwillim assumed additional responsibility as Chief Strategy Officer in November 2023. Previously, he served as Vice President – Finance and Treasurer from June 2019 to June 2020, and Vice President – Investor Relations from 2017 to 2019. Mr. Gwillim served as Associate General Counsel - International from 2015 to 2017 and held positions of increasing responsibility within the Legal Department since his Brunswick employment began in 2011.

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

Christopher F. Dekker has served as Executive Vice President, General Counsel, Secretary, and Chief Compliance Officer since 2014. Prior to his appointment, Mr. Dekker served as Brunswick's Associate General Counsel, with responsibilities for litigation, employment, and compliance matters, from the start of his employment with Brunswick in 2010.

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

Brenna D. Preisser has served in her role as Executive Vice President and President – Business Acceleration since 2020. She previously held the role of Chief Human Resources Officer from 2016 to 2021. Ms. Preisser has served in a variety of roles of increasing responsibility since she started with Brunswick in 2004.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Brunswick's common stock is traded on the New York and Chicago Stock Exchanges under the symbol "BC". As of February 14, 2024, there were 6,418 shareholders of record of our common stock.

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

	2018	2019	2020	2021	2022	2023
Brunswick	100.00	131.24	169.24	224.46	165.54	225.78
S&P 400 GICS Consumer Discretionary Index	100.00	81.92	103.17	171.32	135.32	169.26
S&P 400 Index	100.00	89.02	112.50	156.48	136.29	160.05

The basis of comparison is a $100 investment made on December 31, 2018 in each of: (i) Brunswick, (ii) the S&P 400 GICS Consumer Discretionary Index and (iii) the S&P 400 Index. All dividends are assumed to be reinvested. The S&P 400 GICS Consumer Discretionary Index encompasses industries including household durable goods, textiles and apparel and leisure equipment. Brunswick believes the companies included in this index provide the most representative sample of enterprises that are in primary lines of business that are similar to ours.

Issuer Purchases of Equity Securities

On July 19, 2022, our Board of Directors approved a $500.0 million increase to our share repurchase authorization. In 2023, we repurchased $275.0 million of stock under this authorization and as of December 31, 2023, the remaining authorization was $121.5 million. On January 30, 2024, our Board of Directors approved a $500.0 million increase to our share repurchase authorization.

During the three months ended December 31, 2023, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Amount of Dollars that May Yet Be Used to Purchase Shares Under the Program
October 1 to October 28	134,197	$74.52	134,197
October 29 to November 25	394,467	70.88	394,467
November 26 to December 31	197,118	86.45	197,118
Total	725,782	75.78	725,782	$121,468,669

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

Certain statements in Management's Discussion and Analysis are based on non-GAAP financial measures. GAAP refers to generally accepted accounting principles in the United States. A "non-GAAP financial measure" is a numerical measure of a registrant’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the consolidated statements of operations, balance sheets or statements of cash flows of the issuer; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. For example, the discussion of our cash flows includes an analysis of free cash flows and total liquidity; the discussion of our net sales includes net sales on a constant currency basis; the discussion of our net sales includes net sales excluding acquisitions; and the discussion of our earnings includes a presentation of operating earnings and operating margin excluding restructuring, exit and impairment charges, purchase accounting amortization, acquisition, integration and IT-related costs, IT security incident costs, Sport Yacht & Yachts, reclassification of held-for-sale items, gain on sale of assets, TN-BC Holdings LLC joint venture impairment, loss on early extinguishment of debt, special tax items, and other applicable charges and of diluted earnings per common share, as adjusted. Non-GAAP financial measures do not include operating and statistical measures.

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

IT Security Incident

As previously announced on June 13, 2023, the Company experienced an IT security incident that impacted some of its systems and global facilities. Please refer to Note 1 – Significant Accounting Policies in the Notes to the Consolidated Financial Statements for further details.

Change in Reportable Segments

Effective January 1, 2023, the Company changed its management reporting and updated its reportable segments to Propulsion, Engine Parts and Accessories (Engine P&A), Navico Group and Boat to align with its internal operating structure. For further information, refer to Note 5 – Segment Information in the Notes to the Consolidated Financial Statements.

Acquisitions

During the fourth quarter of 2023, we acquired additional Freedom Boat Club franchise operations and territory rights as well as certain marine assets in the Southeast United States for net cash consideration of $16.0 million. On September 1, 2023, the Company acquired all of the issued and outstanding shares of Fliteboard Pty Ltd for $87.6 million net cash consideration. Refer to Note 4 – Acquisitions in the Notes to the Consolidated Financial Statements for further information.

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

The table below summarizes the impact of changes in currency exchange rates and also the impact of acquisitions on our net sales:

	Net Sales			2023 vs. 2022			2022 vs. 2021
(in millions)	2023	2022	2021	GAAP	Currency Impact	Acquisitions Impact	GAAP	Currency Impact	Acquisitions Impact
Propulsion	$2,763.8	$2,824.0	$2,504.7	(2.1)%	(0.2)%	0.4%	12.7%	(2.4)%	—%
Engine P&A	1,199.8	1,310.2	1,371.7	(8.4)%	(0.4)%	—%	(4.5)%	(1.9)%	—%
Navico Group	914.7	1,069.3	688.3	(14.5)%	—%	—%	55.4%	(3.0)%	55.0%
Boat	1,989.4	2,119.4	1,703.1	(6.1)%	(0.1)%	1.0%	24.4%	(1.7)%	3.0%
Segment Eliminations	(466.3)	(510.7)	(421.6)	(8.7)%	(0.2)%	—%	21.1%	(1.0)%	3.8%
Total	$6,401.4	$6,812.2	$5,846.2	(6.0)%	(0.1)%	0.4%	16.5%	(2.2)%	7.1%

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Operations for 2023, 2022 and 2021:

				2023 vs. 2022		2022 vs. 2021
(in millions, except per share data)	2023	2022	2021	$	%	$	%
Net sales	$6,401.4	$6,812.2	$5,846.2	$(410.8)	(6.0)%	$966.0	16.5%
Gross margin (A)	1,787.0	1,947.2	1,666.0	(160.2)	(8.2)%	281.2	16.9%
Restructuring, exit and impairment charges	54.7	25.1	0.8	29.6	NM	24.3	NM
Operating earnings	734.9	947.8	812.9	(212.9)	(22.5)%	134.9	16.6%
Loss on early extinguishment of debt	—	(0.1)	(4.2)	0.1	NM	4.1	(97.6)%
Transaction financing charges	—	—	(4.0)	—	NM	4.0	NM
Net earnings from continuing operations	432.6	681.3	595.4	(248.7)	(36.5)%	85.9	14.4%

Diluted earnings per share from continuing operations	$6.13	$9.06	$7.59	$(2.93)	(32.3)%	$1.47	19.4%

Expressed as a percentage of Net sales:
Gross margin (A)	27.9%	28.6%	28.5%		(70) bps		10 bps
Selling, general and administrative expense	12.7%	11.3%	11.9%		140 bps		(60) bps
Research and development expense	2.9%	3.0%	2.6%		(10) bps		40 bps
Operating margin	11.5%	13.9%	13.9%		(240) bps		— bps

NM = not meaningful
bps = basis points

(A)Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Operations.

The following is a reconciliation of our non-GAAP measures, adjusted operating earnings and adjusted diluted earnings per common share from continuing operations for 2023, 2022 and 2021:

	Operating Earnings			Diluted Earnings (Loss) Per Share
(in millions, except per share data)	2023	2022	2021	2023	2022	2021
GAAP	$734.9	$947.8	$812.9	$6.13	$9.06	$7.59
Restructuring, exit and impairment charges	54.7	25.1	0.8	0.61	0.25	0.01
Purchase accounting amortization	57.5	65.0	45.7	0.64	0.65	0.46
Acquisition, integration, and IT related costs	12.1	10.8	24.3	0.14	0.11	0.27
IT security incident costs	10.1	—	—	0.12	—	—
Sport Yacht & Yachts	—	—	3.8	—	—	0.04
Palm Coast reclassified from held-for-sale	—	—	0.8	—	—	0.01
Gain on sale of assets	—	—	(1.5)	—	—	(0.01)
TN-BC Holdings LLC joint venture impairment	—	—	—	0.21	—	—
Loss on early extinguishment of debt	—	—	—	—	—	0.04
Special tax items	—	—	—	0.95	(0.04)	(0.13)
As Adjusted	$869.3	$1,048.7	$886.8	$8.80	$10.03	$8.28

GAAP operating margin	11.5%	13.9%	13.9%
Adjusted operating margin	13.6%	15.4%	15.2%

2023 vs. 2022

Net sales decreased 6.0 percent during 2023 when compared with 2022. The components of the consolidated net sales change were as follows:

Percent change in net sales compared to the prior year
2023
Volume	(13.2)%
Product Mix and Price	8.1%
IT Security Incident	(1.2)%
Acquisitions	0.4%
Currency	(0.1)%
(6.0)%

Sales in 2023 were below the prior year as higher discounts in select segments coupled with the impact of cautious wholesale ordering patterns by dealers, OEMs and retailers in the second half of the year were partially offset by successful new product momentum, positive mix and pricing. Refer to the Propulsion, Engine P&A, Navico Group and Boat segments for further details on the drivers of net sales changes.

Gross margin percentage decreased 70 basis points in 2023 when compared with 2022 driven by higher manufacturing costs including material and labor inflation (260 bps), depreciation (60 bps), absorption (35 bps), the IT security incident (30 bps), and unfavorable foreign currency exchange-rate fluctuations (25 bps), offset by sales-related drivers (330 bps) and acquisitions (10 bps).

Selling, general and administrative expenses as a percentage of net sales increased 140 basis points during 2023 when compared with the same prior year period, due to lower sales (70 bps), increased relative spending on technology initiatives and the IT security incident (20 bps), sales and marketing (20 bps), operating expenses associated with current year acquisitions (20 bps) and amortization (10 bps).

During 2023, we recorded restructuring, exit and impairment charges of $54.7 million compared with $25.1 million in 2022. The Company estimates the restructuring actions executed in 2023 will result in approximately $45 million of annualized cost savings. The future cost savings related to restructuring actions executed in 2022 are not expected to be material to our Consolidated Financial Statements. See Note 3 – Restructuring, Exit and Impairment Activities in the Notes to Consolidated Financial Statements for further details.

We recognized equity (loss) earnings of $(11.4) million and $4.0 million in 2023 and 2022, respectively. The primary driver of the loss in 2023 is the impairment charge taken related to our investment in TN-BC Holdings LLC. Refer to Note 1 – Significant Accounting Policies in the Notes to Consolidated Financial Statements for further information.

We recognized $7.6 million and $(6.1) million in 2023 and 2022, respectively, in Other income (expense), net. Other income (expense), net primarily includes remeasurement gains and losses resulting from changes in foreign currency rates and other postretirement benefit costs.

Net interest expense increased in 2023 compared with 2022 due to an increase in average daily debt outstanding, which was influenced by debt issuances. Refer to Note 14 – Debt in the Notes to Consolidated Financial Statements.

We recognized an income tax provision of $196.3 million and $172.3 million in 2023 and 2022, respectively. The increase is primarily due to the discrete income tax expense recorded in connection with the intercompany sales of intellectual property rights in the first and third quarters of 2023. The effective tax rate, which is calculated as the income tax provision as a percentage of earnings before income taxes, was 31.2 percent and 20.2 percent for 2023 and 2022, respectively. See Note 10 – Income Taxes in the Notes to Consolidated Financial Statements for a reconciliation of our effective tax rate and statutory Federal income tax rate.

Due to the factors described in the preceding paragraphs, operating earnings, net earnings from continuing operations, and diluted earnings per common share from continuing operations decreased during 2023. Diluted earnings per common share from continuing operations benefited from common stock repurchases in both years.

2022 vs. 2021

Net sales increased 16.5 percent during 2022 when compared with 2021. The components of the consolidated net sales change were as follows:

Percent change in net sales compared to the prior year
2022
Product Mix and Price	9.9%
Acquisitions	7.1%
Volume	1.7%
Currency	(2.2)%
16.5%

Sales in each segment benefited from steady demand, new product performance, and pricing implemented throughout the year, partially offset by unfavorable changes in foreign currency exchange rates. Refer to the Propulsion, Engine P&A, Navico Group and Boat segments for further details on the drivers of net sales changes.

Gross margin percentage increased 10 basis points in 2022 when compared with 2021 driven by increased sales (620 bps) and acquisitions (60 bps), partially offset by higher manufacturing costs including material and labor inflation and inefficiencies caused by supply chain disruptions (670 bps).

The 60 basis points decrease in selling, general and administrative expenses as a percentage of revenue in 2022 compared to 2021 reflects the impact of less variable compensation expense (130 bps) partially offset by increased spending on sales and marketing (40 bps) and increased purchase accounting intangible asset amortization (30 bps).

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

We recognized $(6.1) million and $(6.8) million in 2022 and 2021, respectively, in Other income (expense), net. Other income (expense), net primarily includes remeasurement gains and losses resulting from changes in foreign currency rates and other postretirement benefit costs.

Net interest expense increased in 2022 compared with 2021 due to an increase in average daily debt outstanding, which was influenced by debt issuances. Refer to Note 14 – Debt in the Notes to Consolidated Financial Statements.

We recognized an income tax provision of $172.3 million and $141.0 million in 2022 and 2021, respectively. The increase is primarily due to increased earnings before income taxes. The effective tax rate, which is calculated as the income tax provision as a percentage of earnings before income taxes, was 20.2 percent and 19.1 percent for 2022 and 2021, respectively. See Note 10 – Income Taxes in the Notes to Consolidated Financial Statements for a reconciliation of our effective tax rate and statutory Federal income tax rate.

Due to the factors described in the preceding paragraphs, operating earnings, net earnings from continuing operations and diluted earnings per common share from continuing operations increased during 2022. Diluted earnings per common share from continuing operations benefited from common stock repurchases in both years.

Segments

We have four reportable segments: Propulsion, Engine P&A, Navico Group, and Boat. Refer to Note 5 – Segment Information in the Notes to Consolidated Financial Statements for details on the segment operations.

Propulsion Segment

The following table sets forth the Propulsion segment results and a reconciliation to our non-GAAP measure of adjusted operating earnings for the years ended December 31, 2023, 2022 and 2021:

				2023 vs. 2022		2022 vs. 2021
(in millions)	2023	2022	2021	$	%	$	%
Net sales	$2,763.8	$2,824.0	$2,504.7	$(60.2)	(2.1)%	$319.3	12.7%

GAAP operating earnings	$494.7	$522.9	$449.7	(28.2)	(5.4)%	73.2	16.3%
Restructuring, exit and impairment charges	2.7	—	—	2.7	NM	—	NM
IT security incident costs	3.4	—	—	3.4	NM	—	NM
Acquisition, integration, and IT related costs	2.5	—	—	2.5	NM	—	NM
Purchase accounting amortization	0.9	—	—	0.9	NM	—	NM
Adjusted operating earnings	$504.2	$522.9	$449.7	(18.7)	(3.6)%	73.2	16.3%

GAAP operating margin	17.9%	18.5%	18.0%		(60) bps		50 bps
Adjusted operating margin	18.2%	18.5%	18.0%		(30) bps		50 bps

NM = not meaningful
bps = basis points

2023 vs. 2022

Propulsion segment's net sales decreased $60.2 million or 2.1 percent in 2023 versus prior year due to cautious OEM ordering patterns in the second half of the year, partially offset by continued market share gains in outboard engines, positive mix and pricing as well as the acquisition of Fliteboard. The components of the Propulsion segment's net sales change were as follows:

Percent change in net sales compared to the prior year
2023
Volume	(14.1)%
Product Mix and Price	13.4%
IT Security Incident	(1.6)%
Acquisitions	0.4%
Currency	(0.2)%
(2.1)%

International sales were 32 percent of the Propulsion segment's net sales in 2023. International sales decreased 4 percent year-over-year on a GAAP basis and 3 percent on a constant currency basis.

Propulsion segment's operating earnings for the year were $494.7 million, a decrease of 5.4 percent versus the prior year, as sales declines and higher input costs more than offset benefits from cost-control measures.

2022 vs. 2021

Propulsion segment's net sales increased $319.3 million or 12.7 percent in 2022 versus the prior year due to favorable product mix, pricing and higher sales volume. The components of the Propulsion segment's net sales change were as follows:

Percent change in net sales compared to the prior year
2022
Product Mix and Price	12.4%
Volume	2.7%
Currency	(2.4)%
12.7%

International sales were 32 percent of the Propulsion segment's net sales in 2022. International sales increased 6 percent year-over-year on a GAAP basis and 13 percent on a constant currency basis.

Propulsion segment's operating earnings for the year were $522.9 million, an increase of 16.3 percent in 2022 versus the prior year, as a result of increased sales and lower operating expenses, slightly offset by higher inflationary costs and investments in new products and capacity expansion.

Engine P&A Segment

The following table sets forth the Engine P&A segment results and a reconciliation to our non-GAAP measure of adjusted operating earnings for the years ended December 31, 2023, 2022 and 2021:

				2023 vs. 2022		2022 vs. 2021
(in millions)	2023	2022	2021	$	%	$	%
Net sales	$1,199.8	$1,310.2	$1,371.7	$(110.4)	(8.4)%	$(61.5)	(4.5)%

GAAP operating earnings	$217.4	$268.0	$282.4	$(50.6)	(18.9)%	$(14.4)	(5.1)%
Restructuring, exit and impairment charges	3.3	—	—	3.3	NM	—	NM
Acquisition, integration, and IT related costs	0.6	—	—	0.6	NM	—	NM
IT security incident costs	0.5	—	—	0.5	NM	—	NM
Adjusted operating earnings	$221.8	$268.0	$282.4	$(46.2)	(17.2)%	$(14.4)	(5.1)%

GAAP operating margin	18.1%	20.5%	20.6%		(240) bps		(10) bps
Adjusted operating margin	18.5%	20.5%	20.6%		(200) bps		(10) bps

NM = not meaningful
bps = basis points

2023 vs. 2022

Engine P&A segment's net sales decreased $110.4 million or 8.4 percent in 2023 versus the prior year due to lower sales in both of the Products and Distribution businesses. The components of the Engine P&A segment's net sales change were as follows:

Percent change in net sales compared to the prior year
2023
Volume	(9.4)%
Product Mix and Price	3.1%
IT Security Incident	(1.7)%
Currency	(0.4)%
(8.4)%

International sales were 29 percent of the Engine P&A segment's net sales in 2023. International sales decreased 11 percent year-over-year on a GAAP basis and 9 percent on a constant currency basis.

Engine P&A segment's operating earnings for the year were $217.4 million, a decrease of 18.9 percent versus the prior year, due to a decline in sales and higher manufacturing costs more than offsetting the impact of pricing and lower operating expenses.

2022 vs. 2021

Engine P&A segment's net sales decreased $61.5 million or 4.5 percent in 2022 versus the prior year due to a decline in sales volume only partially offset by the benefit of product mix and pricing implemented throughout the year. The components of the Engine P&A segment's net sales change were as follows:

Percent change in net sales compared to the prior year
2022
Volume	(11.7)%
Product Mix and Price	9.1%
Currency	(1.9)%
(4.5)%

International sales were 30 percent of the Engine P&A segment's net sales in 2022. International sales decreased 9 percent year-over-year on a GAAP basis and 3 percent on a constant currency basis.

Engine P&A segment's operating earnings were $268.0 million in 2022, a decrease of 5.1 percent, driven by lower sales, as well as material and labor inflation and transition costs from a new distribution center.

Navico Group Segment

The following table sets forth the Navico Group segment results and a reconciliation to our non-GAAP measure of adjusted operating earnings for the years ended December 31, 2023, 2022 and 2021:

				2023 vs. 2022		2022 vs. 2021
(in millions)	2023	2022	2021	$	%	$	%
Net sales	$914.7	$1,069.3	$688.3	$(154.6)	(14.5)%	$381.0	55.4%

GAAP operating earnings	$5.2	$68.2	$53.4	$(63.0)	(92.4)%	$14.8	27.7%
Restructuring, exit and impairment charges	30.5	7.7	0.7	22.8	NM	7.0	NM
Purchase accounting amortization	53.0	61.9	44.1	(8.9)	(14.4)%	17.8	40.4%
Acquisition, integration, and IT related costs	2.1	9.7	17.8	(7.6)	(78.4)%	(8.1)	(45.5)%
IT security incident costs	0.5	—	—	0.5	NM	—	NM
Gain on sale of assets	—	—	(1.5)	—	NM	1.5	NM
Adjusted operating earnings	$91.3	$147.5	$114.5	$(56.2)	(38.1)%	$33.0	28.8%

GAAP operating margin	0.6%	6.4%	7.8%		(580) bps		(140) bps
Adjusted operating margin	10.0%	13.8%	16.6%		(380) bps		(280) bps

NM = not meaningful
bps = basis points

2023 vs. 2022

Navico Group segment's net sales decreased by $154.6 million or 14.5 percent in 2023 versus the prior year due to lower sales resulting from softer marine OEM orders and the continued weak RV manufacturing environment. The components of the Navico Group segment's net sales change were as follows:

Percent change in net sales compared to the prior year
2023
Volume	(14.4)%
IT Security Incident	(1.2)%
Product Mix and Price	1.1%
(14.5)%

International sales were 37 percent of the Navico Group segment's net sales in 2023. International sales decreased 9 percent year-over-year on a GAAP basis and 10 percent on a constant currency basis.

Navico Group segment's operating earnings for the year were $5.2 million, a decrease of 92.4 percent versus the prior year due to lower sales, restructuring charges associated with actions executed in the year and slightly elevated input costs, partially offset by benefits from new product introductions and cost reduction initiatives.

2022 vs. 2021

Navico Group segment's net sales increased $381.0 million or 55.4 percent in 2022 versus the prior year due to the factors affecting all of our segments previously mentioned, in addition to having a full year of the Navico acquisition included in the segment's net sales for 2022. The components of the Navico Group segment's net sales change were as follows:

Percent change in net sales compared to the prior year
2022
Acquisitions	55.0%
Product Mix and Price	5.9%
Currency	(3.0)%
Volume	(2.5)%
55.4%

International sales were 35 percent of the Navico Group segment's net sales in 2022. International sales increased 72 percent year-over-year on a GAAP basis and 82 percent on a constant currency basis.

Navico Group segment's operating earnings were $68.2 million in 2022, an increase of 27.7 percent due to increased sales factors mentioned above, partially offset by increased input costs.

Boat Segment

The following table sets forth the Boat segment results and a reconciliation to our non-GAAP measure of adjusted operating earnings for the years ended December 31, 2023, 2022 and 2021:

				2023 vs. 2022		2022 vs. 2021
(in millions)	2023	2022	2021	$	%	$	%
Net sales	$1,989.4	$2,119.4	$1,703.1	$(130.0)	(6.1)%	$416.3	24.4%

GAAP operating earnings	$155.6	$212.8	$142.3	$(57.2)	(26.9)%	$70.5	49.5%
Restructuring, exit and impairment charges	10.5	—	0.1	10.5	NM	(0.1)	NM
Acquisition, integration, and IT related costs	5.2	0.6	6.3	4.6	NM	(5.7)	(90.5)%
Purchase accounting amortization	3.6	3.1	1.6	0.5	16.1%	1.5	93.8%
IT security incident costs	1.0	—	—	1.0	NM	—	NM
Sport Yacht & Yachts	—	—	3.8	—	NM	(3.8)	NM
Palm Coast reclassified from held-for-sale	—	—	0.8	—	NM	(0.8)	NM
Adjusted operating earnings	$175.9	$216.5	$154.9	$(40.6)	(18.8)%	$61.6	39.8%

GAAP operating margin	7.8%	10.0%	8.4%		(220) bps		160 bps
Adjusted operating margin	8.8%	10.2%	9.1%		(140) bps		110 bps

NM = not meaningful
bps = basis points

2023 vs. 2022

Boat segment's net sales decreased $130.0 million or 6.1 percent versus 2022 due to decreased sales volumes to dealers, partially offset by favorable product mix and pricing. The components of the Boat segment's net sales change were as follows:

Percent change in net sales compared to the prior year
2023
Volume	(12.6)%
Product Mix and Price	5.6%
Acquisitions	1.0%
Currency	(0.1)%
(6.1)%

International sales were 22 percent of the Boat segment's net sales in 2023. International sales decreased 12 percent year-over-year on a GAAP and on a constant currency basis.

Boat segment operating earnings for the year were $155.6 million, a decrease of 26.9 percent versus the prior year, due to lower sales and restructuring charges associated with actions in the year, partially offset by cost reduction activities.

2022 vs. 2021

Boat segment's net sales increased $416.3 million or 24.4 percent versus 2021 due to increased sales volumes to dealers and favorable product mix and pricing. The components of the Boat segment's net sales change were as follows:

Percent change in net sales compared to the prior year
2022
Volume	12.6%
Product Mix and Price	10.5%
Acquisitions	3.0%
Currency	(1.7)%
24.4%

International sales were 24 percent of the Boat segment's net sales in 2022, and increased 13 percent on a GAAP basis and 19 percent on a constant currency basis.

Boat segment's operating earnings were $212.8 million in 2022, an increase of 49.5 percent versus the prior year, due to increased sales together with operational efficiencies and positive mix. The increase was partially offset by inefficiencies resulting from supply chain disruptions and inflation pressures.

Corporate/Other

The following table sets forth Corporate/Other results and a reconciliation to our non-GAAP measure of adjusted operating earnings for the years ended December 31, 2023, 2022 and 2021:

				2023 vs. 2022		2022 vs. 2021
(in millions)	2023	2022	2021	$	%	$	%
GAAP operating loss	$(138.0)	$(124.1)	$(114.9)	$(13.9)	11.2%	$(9.2)	8.0%
Restructuring, exit and impairment charges	7.7	17.4	—	(9.7)	(55.7)%	17.4	NM
IT security incident costs	4.7	—	—	4.7	NM	—	NM
Acquisition, integration, and IT related costs	1.7	0.5	0.2	1.2	NM	0.3	NM
Adjusted operating loss	$(123.9)	$(106.2)	$(114.7)	$(17.7)	16.7%	$8.5	(7.4)%

NM = not meaningful

Corporate operating expenses increased by $13.9 million in 2023 compared with 2022 due to spending on enterprise growth initiatives, the IT security incident and unfavorable mark-to-market adjustments for deferred compensation arrangements.

Corporate operating expenses increased by $9.2 million in 2022 compared with 2021 due to the impairment of capitalized software intangible assets as well as an increase in investments in enterprise growth initiatives. This was partially offset by a decrease in variable compensation expense and favorable mark-to-market adjustments for deferred compensation arrangements.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the years ended December 31, 2023, 2022 and 2021:

(in millions)	2023	2022	2021
Net cash provided by operating activities of continuing operations	$745.2	$580.4	$586.2
Net cash (used for) provided by:
Plus: Capital expenditures	(289.3)	(388.3)	(267.1)
Plus: Proceeds from the sale of property, plant and equipment	14.8	11.3	7.2
Plus: Effect of exchange rate changes on cash and cash equivalents	2.7	(11.9)	(5.5)
Total free cash flow from continuing operations (A)	$473.4	$191.5	$320.8

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

2023 Cash Flow

Net cash provided by operating activities of continuing operations in 2023 totaled $745.2 million versus $580.4 million in 2022. The increase is primarily due to a decrease in working capital usage, partially offset by lower net earnings. Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Consolidated Balance Sheets, excluding the impact of acquisitions and non-cash adjustments.

The primary drivers of Net cash provided by operating activities of continuing operations in 2023 were net earnings, net of non-cash items, partially offset by working capital usage. Accounts and notes receivable decreased $54.5 million primarily due to lower sales and timing of collections. Accounts payable decreased $86.1 million, primarily due to lower purchasing resulting from reduced production. Accrued expenses decreased $22.8 million, primarily driven by a reduction in our derivative liability position.

Net cash used for investing activities of continuing operations was $378.9 million, which included $289.3 million of capital expenditures and $103.6 million of cash paid for acquisitions, net of cash acquired, partially offset by $14.8 million of sales of property, plant and equipment. Our capital spending was focused on investments in capacity expansion, new products and technology, although at lower levels than the prior year.

Net cash used for financing activities was $487.0 million and primarily related to common stock repurchases, cash dividends paid to common shareholders and payments of long-term debt including current maturities. Refer to Note 14 – Debt in the Notes to Consolidated Financial Statements for further details on our debt activity during the year ended December 31, 2023.

2022 Cash Flow

Net cash provided by operating activities of continuing operations in 2022 totaled $580.4 million versus $586.2 million in 2021. The decrease is primarily due to increased working capital, partially offset by higher net earnings.

The primary drivers of Net cash provided by operating activities of continuing operations in 2022 were net earnings, net of non-cash items, partially offset by increases in working capital. Accounts and notes receivable increased $74.6 million primarily due to increased sales. Inventory increased $292.8 million, primarily to support higher production volumes.

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

Net cash provided by financing activities was $110.8 million and primarily related to proceeds of issuances of long-term debt, partially offset by common stock repurchases, payments of long-term debt including current maturities, and cash dividends paid to common shareholders. Refer to Note 14 – Debt in the Notes to Consolidated Financial Statements for further details on our debt activity during the year ended December 31, 2022.

Liquidity and Capital Resources

We view our highly liquid assets as of December 31, 2023 and 2022 as:

(in millions)	2023	2022
Cash and cash equivalents	$467.8	$595.6
Short-term investments in marketable securities	0.8	4.5
Total cash, cash equivalents and marketable securities	$468.6	$600.1

The following table sets forth an analysis of Total liquidity as of December 31, 2023 and 2022:

(in millions)	2023	2022
Cash, cash equivalents and marketable securities	$468.6	$600.1
Amounts available under lending facilities(A)	741.9	747.2
Total liquidity (B)	$1,210.5	$1,347.3

(A) See Note 14 – Debt in the Notes to Consolidated Financial Statements for further details on our lending facilities.
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

Cash, cash equivalents and marketable securities totaled $468.6 million as of December 31, 2023, a decrease of $131.5 million from $600.1 million as of December 31, 2022. Total debt as of December 31, 2023 and December 31, 2022 was $2,430.4 million and $2,509.0 million, respectively. Our debt-to-capitalization ratio decreased to 54 percent as of December 31, 2023 from 55 percent as of December 31, 2022.

There were no borrowings under the Revolving Credit Agreement (Credit Facility) during 2023. Available borrowing capacity under the Credit Facility as of December 31, 2023 totaled $741.9 million, net of $8.1 million of letters of credit outstanding. During 2023, the maximum amount utilized under our unsecured commercial paper program (CP Program) was $125.0 million.

We borrowed $125.0 million under the Credit Facility during 2022, all of which was repaid prior to year-end and thus we did not have any borrowings outstanding under the Credit Facility as of December 31, 2022. Available borrowing capacity under the Credit Facility as of December 31, 2022 totaled $747.2 million, net of $2.8 million of letters of credit outstanding. During 2022, the maximum amount utilized under our CP Program was $300.0 million.

The level of borrowing capacity under our Credit Facility and CP Program is limited by both a leverage and interest coverage test. These covenants also pertain to termination provisions included in our wholesale financing joint-venture arrangements with Wells Fargo Commercial Distribution Finance. Based on our anticipated earnings generation throughout the year, we expect to maintain sufficient cushion against the existing debt covenants. As of December 31, 2023, we were in compliance with the financial covenants in the Credit Facility and CP Program.

We believe that we have adequate sources of liquidity to meet our short-term and long-term needs.

2024 Capital Strategy

We anticipate executing a balanced capital strategy in 2024, leveraging our strong cash position and liquidity. We anticipate being active with share repurchases with spend in excess of $200 million in 2024.

Although we plan to continue funding many projects and investments in products and technology for future growth, we are in harvest phase as it relates to many of our larger capital projects from recent years and plan to scale back spending slightly without anticipated sacrifice to any future growth plans, leading to anticipated capital expenditures of approximately $225 million in 2024.

Financial Services

Refer to Note 8 – Financing Joint Venture in the Notes to Consolidated Financial Statements for more information about our financial services.

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

Contractual Obligations

The following table sets forth a summary of our contractual cash obligations as of December 31, 2023:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Debt (A)	$2,462.9	$455.4	$4.4	$163.1	$1,840.0
Interest payments on long-term debt	1,650.3	98.5	189.4	177.1	1,185.3
Operating leases (B)	223.1	37.2	51.2	37.0	97.7
Purchase obligations (C)	76.4	76.2	0.2	—	—
Deferred management compensation (D)	27.3	5.0	6.0	6.0	10.3
Other long-term liabilities (E)	146.8	5.8	66.3	47.5	27.2
Total contractual obligations	$4,586.8	$678.1	$317.5	$430.7	$3,160.5

(A)    See Note 14 – Debt in the Notes to Consolidated Financial Statements for additional information on our debt. "Debt" refers to future cash principal payments. Debt also includes our finance leases as discussed in Note 19 – Leases in the Notes to Consolidated Financial Statements.
(B)    See Note 19 – Leases in the Notes to Consolidated Financial Statements for additional information.
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

See Note 2 – Revenue Recognition in the Notes to Consolidated Financial Statements for more information.

Warranty Reserves. We record an estimated liability for product warranties at the time revenue is recognized. The liability is estimated using historical warranty experience, projected claim rates and expected costs per claim. We exercise judgment when determining the appropriate historical periods to project claim rates and expected costs per claim. Further, these estimates are subject to uncertainty as historical warranty experience may not be consistent with future warranty claims. We adjust our liability for specific warranty matters when they become known and the exposure can be estimated. Our warranty liabilities are affected by product failure rates as well as material usage and labor costs incurred in correcting a product failure. If actual costs differ from estimated costs, we must make a revision to the warranty liability, which could have an adverse impact on our results of operations and cash flows.

Goodwill. Goodwill results from the excess of purchase price over the net assets of businesses acquired. We review goodwill for impairment annually and whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. As part of the annual test, we may perform a qualitative, rather than quantitative, assessment to determine whether the fair values of our reporting units are "more likely than not" to exceed their carrying values. In performing this qualitative analysis, we consider various factors, including the effect of market or industry changes and the reporting units' actual results compared with projected results. We exercise judgment when evaluating the impact of market and industry changes and when comparing actual results to projected results.

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

We did not record any goodwill impairments in 2023, 2022 or 2021.

Other Intangible Assets. Our primary other intangible assets are customer relationships, trade names, and developed technology acquired in business combinations. Intangible assets are initially valued using a methodology commensurate with the intended use of the asset. Customer relationships, trade names, and developed technology are valued using the income approach. The fair value of customer relationships is measured using the multi-period excess earnings method (MPEEM). The fair value of trade names and developed technology are measured using a relief-from-royalty (RFR) approach, which assumes the value of the trade name or technology is the discounted amount of cash flows that would be paid to third parties had we not owned the trade name or technology and instead licensed the trade name or technology from another company. Higher royalty rates are assigned to premium brands within the marketplace based on name recognition and profitability, while other brands receive lower royalty rates. We exercise judgment when selecting the royalty rates and evaluating profitability. The basis for future sales projections for both the RFR and MPEEM are internal revenue forecasts which we believe represent reasonable market participant assumptions. We exercise judgment when forecasting revenue including the performance of the underlying market in which the intangible asset operates as well as the impact of specific initiatives. The future cash flows are discounted using an applicable Discount Rate as well as any potential risk premium to reflect the inherent risk of holding a standalone intangible asset. We exercise judgment when determining the level of risk associated with achieving the forecasted revenue. For MPEEM calculations, we exercise judgment in determining the customer attrition rate, which is generally based on historical experience. These estimates are subject to uncertainty as actual results may differ from our forecast. If actual results differ from the forecast including higher than anticipated customer attrition, our results of operations could be materially adversely affected.

The key uncertainties in the RFR and MPEEM calculations, as applicable, are: the selection of an appropriate royalty rate, assumptions used in developing internal revenue growth and expense forecasts, assumed customer attrition rates, as well as the perceived risk associated with those forecasts in determining the Discount Rate and risk premium.

The costs of amortizable intangible assets are recognized over their expected useful lives, typically between three and fifteen years, using the straight-line method. Intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets described below. Intangible assets not subject to amortization are assessed for impairment at least annually and whenever events or changes in circumstances indicate that it is more likely than not that an asset may be impaired. The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset. The Company recorded impairment charges of $16.6 million during the year ended December 31, 2023 including a $13.0 million impairment of the Navico trade name. The Company recorded impairment charges of $17.4 million during the year ended December 31, 2022 related to capitalized software intangible assets that will not be placed into service. The Company did not record any impairment charges during the year ended December 31, 2021.

Refer to Note 4 – Acquisitions and Note 9 – Goodwill and Other Intangibles in the Notes to Consolidated Financial Statements for more information.

Long-Lived Assets. We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful lives of our definite-lived intangible assets and other long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. We exercise judgment when evaluating whether events or circumstances have occurred either internally or externally that would warrant revisions to useful lives or indicate the balances of the assets may not be recoverable. Once an impairment indicator is identified, we test for recoverability of the related asset group using an estimate of undiscounted cash flows over the asset group's remaining life. We exercise judgment when forecasting future cash flows including the performance of the underlying market in which the asset or asset group operates as well as the impact of specific initiatives. These estimates are subject to uncertainty as actual results may differ from our forecast. If actual results differ from the forecast, our results of operations could be materially adversely affected. If an asset group's carrying value is not recoverable, we record an impairment loss based on the excess of the carrying value of the asset group over the long-lived asset group's fair value. Fair value is determined using observable inputs, including the use of appraisals from independent third parties, when available, and, when observable inputs are not available, based on our assumption of the data that market participants would use in pricing the asset, based on the best information available in the circumstances. Specifically, we use discounted cash flows to determine the fair value of the asset when observable inputs are unavailable. We tested our long-lived asset balances for impairment as indicators arose during 2023, 2022 and 2021, resulting in impairment charges of $1.3 million, $1.5 million and $0.8 million, respectively, which are recognized either in Restructuring, exit and impairment charges or Selling, general and administrative expense in the Consolidated Statements of Operations.

Income Taxes. Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. We evaluate the realizability of net deferred tax assets and, as necessary, record valuation allowances against them. We exercise judgment when evaluating the realizability of deferred tax assets by evaluating the potential to recover the value of these assets through the utilization of tax loss and credit carrybacks, the reversal of existing taxable temporary differences and carryforwards, certain tax planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards. These estimates are subject to uncertainty as actual results may differ from our forecast. If actual results differ from the forecast, our results of operations could be materially adversely affected. We estimate our tax obligations based on historical experience and current tax laws and litigation. The judgments made at any point in time may change based on the outcome of tax audits and settlements of tax litigation, as well as changes due to new tax laws and regulations and our application of those laws and regulations. These factors may cause our tax rate and deferred tax balances to increase or decrease. We exercise judgment when evaluating whether it is more likely than not a tax position will be sustained upon examination by the relevant taxing authorities. This evaluation is subject to uncertainty as it involves the interpretation of tax laws and regulations and our interpretation could differ from that of the taxing authorities. If a position is not sustained upon examination, the impact could be material to our results of operations and cash flows. See Note 10 – Income Taxes in Notes to Consolidated Financial Statements for further details.

Recent Accounting Pronouncements

See Note 1 – Significant Accounting Policies in the Notes to Consolidated Financial Statements for the recent accounting pronouncements that have been adopted during the year ended December 31, 2023, or will be adopted in future periods.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates, commodity prices and interest rates. We enter into various hedging transactions to mitigate certain risks in accordance with guidelines established by our management. We do not use financial instruments for trading or speculative purposes.

We use foreign currency forward and option contracts to manage foreign exchange rate exposure related to anticipated transactions, and assets and liabilities that are subject to risk from foreign currency rate changes. Our principal currency exposures mainly relate to the Euro, Canadian dollar, Australian dollar, and the Brazilian Real. We hedge certain anticipated transactions with financial instruments whose maturity date, along with the realized gain or loss, occurs on or near the execution of the anticipated transaction. We manage foreign currency exposure of certain assets or liabilities through the use of derivative financial instruments such that the gain or loss on the derivative financial instrument offsets the loss or gain recognized on the underlying asset or liability, respectively.

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

The estimated reduction in fair market value that we would incur on our derivative financial instruments from a 10 percent adverse change in quoted foreign currency rates are $91.7 million and $71.6 million for the years 2023 and 2022, respectively.

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

Management's Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management's assessment of the effectiveness of its internal control over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Management's report is included in our 2023 Financial Statements under the captions entitled “Report of Management on Internal Control Over Financial Reporting” and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information pursuant to this Item with respect to our Directors, our Audit and Finance Committee, and our code of ethics is incorporated by reference from the discussion under the headings Proposal 1: Election of Directors, Corporate Governance, and Governance Policies and Practices in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2024 (Proxy Statement). Information concerning Section 16(a) compliance is incorporated herein by reference from the discussion in the Proxy Statement under the heading Stock Held by Directors, Executive Officers, and Principal Shareholders under the subheading Delinquent Section 16(a) Reports.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information pursuant to this Item with respect to our securities owned by our Directors and certain officers, by our Directors and officers as a group, and by the persons known to us to own beneficially more than 5 percent of our outstanding voting securities is incorporated by reference from the discussion under the heading Stock Held by Directors, Executive Officers, and Principal Shareholders in the Proxy Statement. Information pursuant to this Item with respect to securities authorized for issuance under our equity compensation plans is hereby incorporated by reference from the discussion under the heading Equity Compensation Plan in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information pursuant to this Item with respect to certain relationships and related transactions is incorporated by reference from the discussion under the headings Proposal 1: Election of Directors, Corporate Governance, and Governance Policies and Practices in the Proxy Statement.

Item 14. Principal Accounting Fees and Services

Information pursuant to this Item with respect to fees for professional services rendered by our independent registered public accounting firm and the Audit and Finance Committee's policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is incorporated by reference from the discussion in the Proxy Statement under the heading Audit-Related Matters.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The financial statements and schedule filed as part of this Annual Report on Form 10-K are listed in the accompanying Index to Financial Statements and Financial Statement Schedule on page 53. The exhibits filed as a part of this Annual Report are listed in the Exhibit Index below.

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of the Company, dated May 3, 2023, filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2023, as filed with the Securities and Exchange Commission, and hereby incorporated by reference.

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

10.4*	Form of Officer Terms and Conditions of Employment.
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

10.8*

Brunswick Corporation 2023 Stock Incentive Plan, filed as an appendix to the Definitive Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on March 23, 2023, and hereby incorporated by reference.

10.9*
Brunswick Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2014, as filed with the Securities and Exchange Commission on July 31, 2014 and hereby incorporated by reference.

10.10*
Brunswick Corporation 2005 Automatic Deferred Compensation Plan as amended and restated effective January 1, 2018, filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2019, as filed with the Securities and Exchange Commission on May 1, 2019, and hereby incorporated by reference.

10.11*	2024 Brunswick Performance Plan Summary Terms and Conditions.
10.12*	2024 Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2023 Stock Incentive Plan.
10.13*	2024 Stock-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2023 Stock Incentive Plan.
10.14*
2023 Brunswick Performance Plan Summary Terms and Conditions, filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for 2022, as filed with the Securities and Exchange Commission on February 16, 2023 and hereby incorporated by reference.

10.15*
2023 Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for 2022, as filed with the Securities and Exchange Commission on February 16, 2023 and hereby incorporated by reference.

10.16*
2023 Stock-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for 2022, as filed with the Securities and Exchange Commission on February 16, 2023 and hereby incorporated by reference.

10.17*
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

10.19*
2022 Stock-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2014 Stock Incentive Plan, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 2022, as filed with the Securities and Exchange Commission on May 10, 2022, and hereby incorporated by reference.

21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Brunswick Corporation Compensation Recoupment Policy.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.1	Cover Page Interactive Data File, formatted in Inline XBRL, is contained in Exhibit 101.
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

Based on the Company's evaluation under the framework in Internal Control - Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its attestation report, which is included herein.

Brunswick Corporation
Mettawa, Illinois
February 16, 2024

BRUNSWICK CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Brunswick Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Brunswick Corporation and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 16, 2024, expressed an unqualified opinion on those financial statements.
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
February 16, 2024

BRUNSWICK CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Brunswick Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Brunswick Corporation and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit and finance committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Navico Reporting Unit Goodwill and Trade Name Intangible Asset Impairment – Refer to Notes 1 and 9 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill and indefinite lived intangible assets is performed at least annually by comparing the fair value of each respective reporting unit and asset group to its carrying value. The Company estimated the fair value of goodwill using the discounted cash flow and guideline public company approaches and estimated the fair value of the trade name intangible assets using the relief from royalty method. The fair value determination required management to make significant estimates and assumptions related to business and valuation assumptions including revenue growth rates, profitability margins, discount rates, and royalty rates. Changes in these assumptions could have a significant impact on either the fair value, the amount of any impairment charge, or both. The goodwill and indefinite lived intangible asset balances recorded as of December 31, 2023 were $1,030.7 million and $311.5 million, respectively. Of these amounts, $599.7 million and $120.0 million relate to the Navico Group reporting unit and Navico trade name intangible asset, respectively. Impairment charges for the Navico trade name intangible asset for the year ended December 31, 2023 were $13.0 million.
We identified management’s estimate of the fair value of the Navico Group reporting unit goodwill and trade name intangible assets as a critical audit matter because of the significant judgments made by management to estimate the respective fair values. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s projected future cash flows and the selection of valuation assumptions.
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
February 16, 2024

We have served as the Company’s auditor since 2014.

BRUNSWICK CORPORATION
Consolidated Statements of Operations

	For the Years Ended December 31
(in millions, except per share data)	2023	2022	2021
Net sales	$6,401.4	$6,812.2	$5,846.2
Cost of sales	4,614.4	4,865.0	4,180.2
Selling, general and administrative expense	812.2	771.4	697.8
Research and development expense	185.2	202.9	154.5
Restructuring, exit and impairment charges	54.7	25.1	0.8
Operating earnings	734.9	947.8	812.9
Equity (loss) earnings	(11.4)	4.0	2.3
Other income (expense), net	7.6	(6.1)	(6.8)
Earnings before interest and income taxes	731.1	945.7	808.4
Interest expense	(112.4)	(98.1)	(65.9)
Interest income	10.2	6.1	2.1
Loss on early extinguishment of debt	—	(0.1)	(4.2)
Transaction financing charges	—	—	(4.0)
Earnings before income taxes	628.9	853.6	736.4
Income tax provision	196.3	172.3	141.0
Net earnings from continuing operations	432.6	681.3	595.4
Net loss from discontinued operations, net of tax	(12.2)	(4.3)	(2.1)
Net earnings	$420.4	$677.0	$593.3

Earnings per common share:
Basic
Earnings from continuing operations	$6.16	$9.11	$7.65
Loss from discontinued operations	(0.17)	(0.06)	(0.02)
Net earnings	$5.99	$9.05	$7.63

Diluted
Earnings from continuing operations	$6.13	$9.06	$7.59
Loss from discontinued operations	(0.17)	(0.06)	(0.02)
Net earnings	$5.96	$9.00	$7.57

Weighted average shares used for computation of:
Basic earnings per common share	70.2	74.8	77.8
Diluted earnings per common share	70.5	75.2	78.4

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31
(in millions)	2023	2022	2021
Net earnings	$420.4	$677.0	$593.3
Other comprehensive income (loss), net of tax:
Foreign currency translation:
Net foreign currency translation (A)	21.8	(36.8)	(19.4)
Defined benefit plans:
Net actuarial gains (losses) (A)	(4.0)	12.5	4.5
Amortization of prior service credits (B)	(3.3)	(0.4)	(0.2)
Amortization of net actuarial (gains) losses (B)	2.2	0.6	1.0
Net defined benefit plans	(5.1)	12.7	5.3
Investments:
Net unrealized investment gains (losses)	—	—	0.2
Derivatives:
Net deferred gains (losses) on derivatives (A)	(3.3)	46.1	22.2
Net (gains) losses reclassified into Net earnings (B)	(9.6)	(20.0)	2.9
Net activity for derivatives	(12.9)	26.1	25.1
Other comprehensive income (loss)	3.8	2.0	11.2
Comprehensive income	$424.2	$679.0	$604.5

(A) The tax effects for the year ended December 31, 2023 were $(2.3) million for foreign currency translation, $1.3 million for net actuarial gains arising during the period and $0.6 million for derivatives. The tax effects for the year ended December 31, 2022 were $5.9 million for foreign currency translation, $(4.2) million for net actuarial gains arising during the period and $(15.9) million for derivatives. The tax effects for the year ended December 31, 2021 were $(1.7) million for foreign currency translation, $(1.5) million for net actuarial losses arising during the period and $(7.4) million for derivatives.
(B) See Note 17 – Comprehensive Income (Loss) for the tax effects for the years ended December 31, 2023, December 31, 2022 and December 31, 2021.

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Consolidated Balance Sheets

	As of December 31
(in millions)	2023	2022
Assets
Current assets
Cash and cash equivalents, at cost, which approximates fair value	$467.8	$595.6
Restricted cash	11.1	12.9
Short-term investments in marketable securities	0.8	4.5
Total cash and short-term investments in marketable securities	479.7	613.0
Accounts and notes receivable, less allowances of $10.8 and $10.2	493.2	543.0
Inventories
Finished goods	932.0	836.1
Work-in-process	181.6	209.1
Raw materials	363.2	426.2
Net inventories	1,476.8	1,471.4
Prepaid expenses and other	60.0	67.8
Current assets	2,509.7	2,695.2

Property
Land	44.1	42.4
Buildings and improvements	619.7	564.4
Equipment	1,551.5	1,488.1
Total land, buildings and improvements and equipment	2,215.3	2,094.9
Accumulated depreciation	(1,135.5)	(1,051.4)
Net land, buildings and improvements and equipment	1,079.8	1,043.5
Unamortized product tooling costs	236.0	227.3
Net property	1,315.8	1,270.8

Other assets
Goodwill	1,030.7	967.6
Other intangibles, net	978.0	997.4
Equity investments	38.7	54.0
Deferred income tax asset	186.8	203.3
Operating lease assets	152.2	114.8
Other long-term assets	18.6	18.2
Other assets	2,405.0	2,355.3

Total assets	$6,230.5	$6,321.3

	As of December 31
(in millions)	2023	2022
Liabilities and shareholders' equity
Current liabilities
Short-term debt and current maturities of long-term debt	$454.7	$89.0
Accounts payable	558.0	662.6
Accrued expenses	739.4	738.3
Current liabilities	1,752.1	1,489.9

Long-term liabilities
Debt	1,975.7	2,420.0
Operating lease liabilities	133.9	97.8
Deferred income tax liability	12.4	60.7
Postretirement benefits	52.5	49.5
Other	216.5	161.1
Long-term liabilities	2,391.0	2,789.1

Shareholders' equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares; outstanding: 68,227,000 and 71,365,000 shares	76.9	76.9
Additional paid-in capital	392.0	391.3
Retained earnings	3,596.9	3,288.5
Treasury stock, at cost: 34,311,000 and 31,173,000 shares	(1,952.7)	(1,684.9)
Accumulated other comprehensive income (loss), net of tax:
Foreign currency translation	(49.5)	(71.3)
Defined benefit plans:
Prior service credits	(7.4)	(4.1)
Net actuarial gains (losses)	7.9	9.7
Unrealized investment gains (losses)	0.2	0.2
Unrealized gains (losses) on derivatives	23.1	36.0
Accumulated other comprehensive income (loss), net of tax	(25.7)	(29.5)
Shareholders' equity	2,087.4	2,042.3

Total liabilities and shareholders' equity	$6,230.5	$6,321.3
The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Consolidated Statements of Cash Flows

	For the Years Ended December 31
(in millions)	2023	2022	2021
Cash flows from operating activities
Net earnings	$420.4	$677.0	$593.3
Less: net loss from discontinued operations, net of tax	(12.2)	(4.3)	(2.1)
Net earnings from continuing operations	432.6	681.3	595.4
Depreciation and amortization	272.9	231.2	178.1
Stock compensation expense	22.4	21.9	29.7
Pension expense including settlement charges, net of (funding)	(1.3)	(1.2)	(2.1)
Asset impairment charges	19.5	18.9	0.8
Deferred income taxes	16.4	(18.9)	(21.8)
Impairment of equity method investment	19.2	—	—
Changes in certain current assets and current liabilities
Change in accounts and notes receivable	54.5	(74.6)	(85.1)
Change in inventory	0.7	(292.8)	(343.2)
Change in prepaid expenses and other, excluding income taxes	23.3	37.9	(10.3)
Change in accounts payable	(86.1)	(12.2)	134.2
Change in accrued expenses	(22.8)	(8.9)	73.8
Long-term extended warranty contracts and other deferred revenue	14.6	13.0	12.1
Income taxes	(2.4)	(1.0)	18.0
Other, net	(18.3)	(14.2)	6.6
Net cash provided by operating activities of continuing operations	745.2	580.4	586.2
Net cash (used for) provided by operating activities of discontinued operations	(11.6)	5.7	(12.2)
Net cash provided by operating activities	733.6	586.1	574.0

Cash flows from investing activities
Capital expenditures	(289.3)	(388.3)	(267.1)
Purchases of marketable securities	—	(60.1)	—
Sales or maturities of marketable securities	3.8	56.4	55.9
Investments	(4.6)	(11.2)	(11.3)
Acquisition of businesses, net of cash acquired	(103.6)	(93.8)	(1,138.6)
Proceeds from the sale of property, plant and equipment	14.8	11.3	7.2
Cross-currency swap settlements	—	42.5	—
Net cash used for investing activities	(378.9)	(443.2)	(1,353.9)

Cash flows from financing activities
Proceeds from issuances of short-term debt	4.7	132.2	—
Payments of short-term debt	(8.6)	(125.0)	—
Net proceeds from issuances of long-term debt	—	741.8	994.4
Payments of long-term debt including current maturities	(82.3)	(59.1)	(128.4)
Net premium paid on early extinguishment of debt	—	(0.1)	(4.2)
Common stock repurchases	(275.0)	(450.0)	(120.1)
Cash dividends paid	(112.0)	(108.6)	(98.9)
Tax withholding associated with shares issued for share-based compensation	(13.8)	(16.4)	(13.7)
Other, net	—	(4.0)	(7.3)
Net cash (used for) provided by financing activities	(487.0)	110.8	621.8
Effect of exchange rate changes	2.7	(11.9)	(5.5)
Net (decrease) increase in Cash and cash equivalents and Restricted cash	(129.6)	241.8	(163.6)
Cash and cash equivalents and Restricted cash at beginning of period	608.5	366.7	530.3

Cash and cash equivalents and Restricted cash at end of period	478.9	608.5	366.7
Less: Restricted cash	11.1	12.9	12.2
Cash and cash equivalents at end of period	$467.8	$595.6	$354.5

Supplemental cash flow disclosures:
Interest paid	$117.2	$95.3	$72.7
Income taxes paid, net	$175.4	$196.9	$146.7
The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Consolidated Statements of Shareholders' Equity

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2020	$76.9	$383.8	$2,225.7	$(1,133.7)	$(42.7)	$1,510.0
Net earnings	—	—	593.3	—	—	593.3
Other comprehensive income	—	—	—	—	11.2	11.2
Dividends ($1.275 per common share)	—	—	(98.9)	—	—	(98.9)
Compensation plans and other	—	10.7	—	8.0	—	18.7
Common stock repurchases	—	—	—	(120.1)	—	(120.1)
Balance, December 31, 2021	76.9	394.5	2,720.1	(1,245.8)	(31.5)	1,914.2
Net earnings	—	—	677.0	—	—	677.0
Other comprehensive income	—	—	—	—	2.0	2.0
Dividends ($1.46 per common share)	—	—	(108.6)	—	—	(108.6)
Compensation plans and other	—	(3.2)	—	10.9	—	7.7
Common stock repurchases	—	—	—	(450.0)	—	(450.0)
Balance, December 31, 2022	76.9	391.3	3,288.5	(1,684.9)	(29.5)	2,042.3
Net earnings	—	—	420.4	—	—	420.4
Other comprehensive income	—	—	—	—	3.8	3.8
Dividends ($1.60 per common share)	—	—	(112.0)	—	—	(112.0)
Compensation plans and other	—	0.7	—	9.7	—	10.4
Common stock repurchases	—	—	—	(277.5)	—	(277.5)
Balance, December 31, 2023	$76.9	$392.0	$3,596.9	$(1,952.7)	$(25.7)	$2,087.4

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Note 1 – Significant Accounting Policies

Basis of Presentation. Effective January 1, 2023, Brunswick Corporation (we, us, our, the Company, or Brunswick) changed its management reporting and updated its reportable segments to Propulsion, Engine Parts and Accessories (Engine P&A), Navico Group and Boat to align with our internal operating structure. As a result of this change, the Company has recast all segment information for all prior periods presented. For further information, refer to Note 5 –Segment Information. The Company has prepared its consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain previously reported amounts have been reclassified to conform with current period presentation. Brunswick's results reflect continuing operations only, unless otherwise noted.

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

Restricted Cash. Restricted Cash is primarily related to cash deposited in a trust that is pledged as collateral against certain workers' compensation-related obligations. Refer to Note 11 – Commitments and Contingencies for more information.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Investments in Marketable Securities. The Company classifies investments in debt securities that are not considered to be cash equivalents as Short-term investments in marketable securities as discussed in Note 7 – Investments. Short-term investments in marketable securities have a stated maturity of twelve months or less from the balance sheet date. These securities are considered as available-for-sale and are reported at fair value. Unrealized gains and losses on these debt securities are recorded net of tax as a component of Accumulated other comprehensive income (loss) in Unrealized investment gains (losses) within Shareholders' equity. Declines in market value from the original cost deemed to be "other-than-temporary" are charged to Other income (expense), net in the Consolidated Statements of Operations in the period in which the loss occurs. The Company considers both the duration and extent of which a decline in value has occurred in its determination of whether a decline in value has been "other-than-temporary." Realized gains and losses are calculated based on the specific identification method and are included in Other income (expense), net in the Consolidated Statements of Operations.

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

Inventories. Inventories are valued at the lower of cost or net realizable value, with net realizable value equal to the estimated selling price less the estimated costs to transact. Approximately 51 percent and 54 percent of the Company's inventories were determined by the first-in, first-out method (FIFO) as of December 31, 2023 and December 31, 2022, respectively. Remaining inventories valued at the last-in, first-out method (LIFO) were $192.1 million and $170.6 million lower than the FIFO cost of inventories as of December 31, 2023 and 2022, respectively. Inventory cost includes material, labor and manufacturing overhead. There were no liquidations of LIFO inventory layers in 2023, 2022 or 2021.

Property. Property, including major improvements and product tooling costs, is recorded at cost. Product tooling costs principally comprise the cost to acquire and construct various long-lived molds, dies and other tooling the Company uses in its manufacturing processes. Design and prototype development costs associated with product tooling are expensed as incurred. Maintenance and repair costs are also expensed as incurred. Depreciation is recorded over the estimated service lives of the related assets, principally using the straight-line method. Buildings and improvements are depreciated over a useful life of five to forty years. Equipment is depreciated over a useful life of two to twenty years. Product tooling costs are amortized over the shorter of the useful life of the tooling or the anticipated life of the applicable product, for a period up to eight years. The Company capitalizes interest on qualifying assets during the construction period and capitalized $2.7 million and $6.9 million in the periods ending December 31, 2023 and 2022, respectively. The Company presents capital expenditures on a cash basis within the Consolidated Statements of Cash Flows. There were $34.1 million and $56.2 million of unpaid capital expenditures within Accounts payable as of December 31, 2023 and 2022, respectively. The Company includes gains and losses recognized on the sale and disposal of property in either Cost of sales, Selling, general and administrative expenses or Restructuring, exit and impairment charges as appropriate. The amount of gains and losses for the years ended December 31 were as follows:

(in millions)	2023	2022	2021
Gains on the sale of property	$2.6	$3.5	$1.4
Losses on the sale and disposal of property	(1.4)	(1.2)	(0.9)
Net gains on sale and disposal of property	$1.2	$2.3	$0.5

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
If the fair value of a reporting unit does not meet the "more likely than not" criteria discussed above, the Company performs a quantitative assessment, which begins by measuring the fair value of the reporting unit. If the carrying value of the reporting unit exceeds its fair value, a goodwill impairment is recorded equal to the carrying value of the reporting unit less its fair value, not to exceed the carrying value of goodwill.

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

The Company did not record any goodwill impairments in 2023, 2022 or 2021.

Other intangible assets. The Company's primary other intangible assets are customer relationships, trade names, and developed technology acquired in business combinations. Intangible assets are initially valued using a methodology commensurate with the intended use of the asset. Customer relationships, trade names and developed technology are valued using the income approach. The fair value of customer relationships is measured using the multi-period excess earnings method (MPEEM). The fair value of trade names and developed technology are measured using a relief-from-royalty (RFR) approach, which assumes the value of the trade name or technology is the discounted amount of cash flows that would be paid to third parties had the Company not owned the trade name or technology and instead licensed the trade name or technology from another company. Higher royalty rates are assigned to premium brands within the marketplace based on name recognition and profitability, while other brands receive lower royalty rates. The basis for future sales projections for both the RFR and MPEEM are internal revenue forecasts which the Company believes represent reasonable market participant assumptions. The future cash flows are discounted using an applicable Discount Rate as well as any potential risk premium to reflect the inherent risk of holding a standalone intangible asset.

The key uncertainties in the RFR and MPEEM calculations, as applicable, are: the selection of an appropriate royalty rate, assumptions used in developing internal revenue growth and expense forecasts, assumed customer attrition rates, as well as the perceived risk associated with those forecasts in determining the Discount Rate and risk premium.

The costs of amortizable intangible assets are recognized over their expected useful lives, typically between three and fifteen years, using the straight-line method. Intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets described below. Intangible assets not subject to amortization are assessed for impairment at least annually and whenever events or changes in circumstances indicate that it is more likely than not that an asset may be impaired. The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset. The Company recorded $16.6 million of intangible asset impairment charges in 2023 recognized in Restructuring, exit and impairment charges in the Consolidated Statements of Operations, including a $13.0 million impairment of the Navico trade name and a $3.0 million impairment associated with the Garelick trade name. The Company recorded $17.4 million of intangible asset impairment charges in 2022 recognized in Restructuring, exit and impairment charges in the Consolidated Statements of Operations related to capitalized software intangible assets that will not be placed into service. The Company did not record any intangible asset impairments in 2021.

Refer to Note 4 – Acquisitions and Note 9 – Goodwill and Other Intangibles in the Notes to Consolidated Financial Statements for more information.

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

Equity Investments. For investments in which the Company owns or controls from 20 percent to 50 percent of the voting shares, the Company uses the equity method of accounting. The Company's share of net earnings or losses from equity method investments is included in the Consolidated Statements of Operations. The Company carries other investments, for which the Company does not have the ability to exercise significant influence, at fair value, with changes in fair value recognized in net income. For equity investments that do not have a readily determinable fair value, the Company measures the investment at cost less impairment, plus or minus observable equity price changes. The Company periodically evaluates the carrying value of its investments. During the year ended December 31, 2023, the Company recorded an impairment charge of $19.2 million due to a decline in the fair value of its investment in TN-BC Holdings LLC (the Joint Venture), as a result of a reduction in value of certain of the Joint Venture's underlying investments. See Note 7 – Investments for further details about the Company's evaluation of the fair value of its investments.

Long-Lived Assets. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of its definite-lived intangible assets and other long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. Once an impairment indicator is identified, the Company tests for recoverability of the related asset group using an estimate of undiscounted cash flows over the asset group's remaining life. If an asset group's carrying value is not recoverable, the Company records an impairment loss based on the excess of the carrying value of the asset group over the long-lived asset group's fair value. Fair value is determined using observable inputs, including the use of appraisals from independent third parties, when available, and, when observable inputs are not available, based on the Company's assumptions of the data that market participants would use in pricing the asset, based on the best information available in the circumstances. Specifically, the Company uses discounted cash flows to determine the fair value of the asset when observable inputs are unavailable. The Company tested its long-lived asset balances for impairment as indicators arose during 2023, 2022 and 2021, resulting in impairment charges of $1.3 million, $1.5 million and $0.8 million, respectively, which are recognized either in Restructuring, exit and impairment charges or Selling, general and administrative expense in the Consolidated Statements of Operations.

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

Revenue is measured as the amount of consideration the Company expects to be entitled to in exchange for transferring goods or providing services. The Company has excluded sales, value add and other taxes collected concurrent with revenue-producing activities from the determination of the transaction price for all contracts. The Company has elected to account for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment activity. For all contracts with customers, the Company has not adjusted the promised amount of consideration for the effects of a significant financing component as the period between the transfer of the promised goods and the customer's payment is expected to be one year or less.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
For product sales, the Company transfers control and recognizes revenue at the time the product ships from a manufacturing or distribution facility ("free on board shipping point"), or at the time the product arrives at the customer's facility ("free on board destination"). When the shipping terms are "free on board shipping point", the customer obtains control and is able to direct the use of, and obtain substantially all of the benefits from, the products at the time the products are shipped. For shipments provided under "free on board destination", control transfers to the customer upon delivery. Payment terms vary but are generally due within 30 days of transferring control. For the Company's Boat and Propulsion segments, most product sales to dealers are wholesale financed through the Company's joint venture, Brunswick Acceptance Company, LLC (BAC), or other lending institutions, and payment is typically due in the month of shipment. For further information on the BAC joint venture, refer to Note 8 – Financing Joint Venture. In addition, periodically the Company may require the customer to provide upfront cash deposits in advance of performance.

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

See Note 2 – Revenue Recognition for more information.

Advertising Costs. The Company records advertising and promotion costs in Selling, general and administrative expense in the Consolidated Statements of Operations in the period when the advertising first takes place. Advertising and promotion costs were $28.5 million, $39.9 million and $33.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Foreign Currency. The functional currency for the majority of Brunswick's operations is the U.S. dollar. All assets and liabilities of operations with a functional currency other than the U.S. dollar are translated at period-end currency exchange rates. The resulting translation adjustments are recorded in Accumulated other comprehensive income (loss). Revenues and expenses of operations with a functional currency other than the U.S. dollar are translated at the average exchange rates for the period. Transaction gains and losses resulting from changes in foreign currency exchange rates are recorded in either Cost of sales or Other income (expense), net in the Consolidated Statements of Operations.

Share-Based Compensation. The Company records amounts for all share-based compensation, including non-vested stock awards and performance-based share awards, over the vesting period in the Consolidated Statements of Operations based upon their fair values at the date of the grant. Share-based compensation costs are included in Selling, general and administrative expense in the Consolidated Statements of Operations. See Note 16 – Stock Plans and Management Compensation for a description of the Company's accounting for share-based compensation plans.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
IT Security Incident. As previously announced on June 13, 2023, the Company experienced an IT security incident that impacted some of its systems and global facilities. The Company activated its response protocols, including pausing operations in some locations, engaging leading security experts and coordinating with relevant law enforcement agencies. Normal global business operations resumed over the course of nine days following the incident. While we were able to quickly restore our operations, the incident resulted in disruption to sales as well as non-recurring costs. We will attempt to recover a portion of the lost operating earnings from lost sales and non-recurring costs from our insurance carriers. Non-recurring costs include labor while plants were idle, IT-related costs and costs for legal, consulting and other professional services directly related to this incident. The Company incurred non-recurring costs related to the IT security incident of $10.1 million during the year ended December 31, 2023. A portion of the non-recurring costs are included in Cost of sales and a portion in Selling, general and administrative expense in the Consolidated Statements of Operations. We estimate the incident resulted in lost revenue of approximately $80 million to $85 million and operating earnings of $35 million to $40 million during the year ended December 31, 2023.

Recently Adopted Accounting Standards

Supplier Finance Programs: In September 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2022-04, Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which adds disclosure requirements associated with participation in supplier finance programs. ASU 2022-04 requires the buyer in a supplier finance program to disclose qualitative and quantitative information about the program including key terms and obligations outstanding at the end of the reporting period. ASU 2022-04 is effective for financial statements for interim and annual periods beginning after December 15, 2022. The Company adopted the guidance in ASU 2022-04 on January 1, 2023. For further information, refer to Note 20 – Supplier Finance Program Obligations.

Fair Value Hedge Accounting: In March 2022, the FASB issued ASU 2022-01, Fair Value Hedging — Portfolio Layer Method, which clarifies the guidance in ASC 815 on fair value hedge accounting of interest-rate risk for portfolios of financial assets. The ASU amends the guidance that established the “last-of-layer” method for making the fair value hedge accounting for these portfolios more accessible. The amendment was effective for financial statements for interim and annual periods beginning after December 15, 2022. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Revenue Contracts Acquired in Business Combinations: In October 2021, the FASB issued ASU 2021-08, Accounting for Contract Assets and Contract Liabilities From Contracts With Customers, which amended the guidance in Accounting Standards Codification (ASC) 805 to require that the acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606. The Company early adopted the guidance in ASU 2021-08 on July 2, 2022. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Standards

Segment Reporting: In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) — Improvements to Reportable Segment Disclosures, which adds new disclosure requirements related to significant segment expenses regularly provided to the chief operating decision maker (CODM) and included in each reported measure of segment profit or loss, other segment items that constitute the difference between segment revenues less significant segment expenses and the measure of profit or loss, disclosure of the CODMs title and position as well as an explanation of how the CODM uses the reported measures and expanded interim disclosures. ASU 2023-07 is effective for financial statements for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating the potential impact of adopting this guidance on the consolidated financial statements.

Income Taxes: In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures. Under this ASU, entities must disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires entities to disclose additional information about income taxes paid. ASU 2023-09 is effective for financial statements for annual periods beginning after December 15, 2024. We are currently evaluating the potential impact of adopting this guidance on the consolidated financial statements.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 2 – Revenue Recognition

The following tables present the Company's revenue in categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors:

	Year Ended December 31, 2023
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Geographic Markets
United States	$1,881.7	$852.6	$573.0	$1,548.8	$4,856.1
Europe	367.0	108.7	221.2	162.9	859.8
Asia-Pacific	201.7	103.2	79.6	32.0	416.5
Canada	93.1	83.2	19.4	206.8	402.5
Rest-of-World	220.3	52.1	21.5	38.9	332.8
Segment Eliminations	(357.3)	(7.1)	(101.2)	(0.7)	(466.3)
Total	$2,406.5	$1,192.7	$813.5	$1,988.7	$6,401.4

Major Product Lines
Outboard Engines	$2,198.9	$—	$—	$—	$2,198.9
Controls, Rigging, and Propellers	391.6	—	—	—	391.6
Sterndrive Engines	173.3	—	—	—	173.3
Distribution Parts & Accessories	—	691.8	—	—	691.8
Products	—	508.0	—	—	508.0
Navico Group	—	—	914.7	—	914.7
Aluminum Freshwater Boats	—	—	—	726.0	726.0
Recreational Fiberglass Boats	—	—	—	643.0	643.0
Saltwater Fishing Boats	—	—	—	472.8	472.8
Business Acceleration	—	—	—	167.6	167.6
Boat Eliminations/Other	—	—	—	(20.0)	(20.0)
Segment Eliminations	(357.3)	(7.1)	(101.2)	(0.7)	(466.3)
Total	$2,406.5	$1,192.7	$813.5	$1,988.7	$6,401.4

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

	Year Ended December 31, 2022
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Geographic Markets
United States	$1,909.9	$922.1	$691.8	$1,617.0	$5,140.8
Europe	391.5	117.5	236.3	181.8	927.1
Asia-Pacific	223.0	117.4	98.0	35.7	474.1
Canada	114.2	100.8	27.8	251.7	494.5
Rest-of-World	185.4	52.4	15.4	33.2	286.4
Segment Eliminations	(398.3)	(7.6)	(104.5)	(0.3)	(510.7)
Total	$2,425.7	$1,302.6	$964.8	$2,119.1	$6,812.2

Major Product Lines
Outboard Engines	$2,221.5	$—	$—	$—	$2,221.5
Controls, Rigging, and Propellers	382.1	—	—	—	382.1
Sterndrive Engines	220.4	—	—	—	220.4
Distribution Parts & Accessories	—	781.7	—	—	781.7
Products	—	528.5	—	—	528.5
Navico Group	—	—	1,069.3	—	1,069.3
Aluminum Freshwater Boats	—	—	—	874.1	874.1
Recreational Fiberglass Boats	—	—	—	727.4	727.4
Saltwater Fishing Boats	—	—	—	404.3	404.3
Business Acceleration	—	—	—	126.0	126.0
Boat Eliminations/Other	—	—	—	(12.4)	(12.4)
Segment Eliminations	(398.3)	(7.6)	(104.5)	(0.3)	(510.7)
Total	$2,425.7	$1,302.6	$964.8	$2,119.1	$6,812.2

	Year Ended December 31, 2021
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Geographic Markets
United States	$1,641.9	$947.4	$469.1	$1,259.1	$4,317.5
Europe	376.8	134.3	146.9	162.5	820.5
Asia-Pacific	236.9	134.6	47.1	32.8	451.4
Canada	102.0	104.6	16.5	217.1	440.2
Rest-of-World	147.1	50.8	8.7	31.6	238.2
Segment Eliminations	(337.5)	(5.1)	(79.0)	—	(421.6)
Total	$2,167.2	$1,366.6	$609.3	$1,703.1	$5,846.2

Major Product Lines
Outboard Engines	$1,935.1	$—	$—	$—	$1,935.1
Controls, Rigging, and Propellers	352.4	—	—	—	352.4
Sterndrive Engines	217.2	—	—	—	217.2
Distribution Parts & Accessories	—	820.1	—	—	820.1
Products	—	551.6	—	—	551.6
Navico Group	—	—	688.3	—	688.3
Aluminum Freshwater Boats	—	—	—	712.4	712.4
Recreational Fiberglass Boats	—	—	—	571.6	571.6
Saltwater Fishing Boats	—	—	—	371.9	371.9
Business Acceleration	—	—	—	60.1	60.1
Boat Eliminations/Other	—	—	—	(12.9)	(12.9)
Segment Eliminations	(337.5)	(5.1)	(79.0)	—	(421.6)
Total	$2,167.2	$1,366.6	$609.3	$1,703.1	$5,846.2

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
As of January 1, 2023, $178.5 million of contract liabilities associated with extended warranties and customer deposits were reported in Accrued expenses and Other Long-term liabilities, of which $61.8 million of this amount was recognized as revenue during year ended December 31, 2023. As of December 31, 2023, total contract liabilities were $187.1 million. The total amount of the transaction price allocated to unsatisfied performance obligations as of December 31, 2023 is $183.6 million for contracts greater than one year, which includes extended warranties. The Company expects to recognize approximately $60.7 million of this amount in 2024 and $122.9 million thereafter. Contract assets as of January 1, 2023 and December 31, 2023 were not material. In addition, costs to obtain and fulfill contracts during the period were not material.

Note 3 – Restructuring, Exit and Impairment Activities

The Company has announced and implemented a number of initiatives designed to improve its cost structure, general operating efficiencies and its utilization of production capacity. These initiatives resulted in the recognition of restructuring, exit and impairment charges in the Consolidated Statements of Operations during 2023, 2022 and 2021. Restructuring, exit and impairment costs include employee termination and other benefits, inventory adjustments to lower of cost or net realizable value, costs to retain and relocate employees, consulting costs, consolidation of manufacturing footprint, facility shutdown costs, and asset disposition and impairment actions. The Company recognizes the expense in the accounting period when it has committed to or incurred the cost, as appropriate.

The following table is a summary of the net expense associated with the restructuring, exit and impairment activities. Restructuring, exit and impairment charges in 2023 relate to headcount reductions and related costs associated with streamlining the enterprise-wide cost structure and improving operating efficiencies as well as asset-related impairments. Restructuring, exit and impairment charges in 2022 primarily relate to asset-related impairments and headcount reductions associated with the integration of Navico. Restructuring, exit and impairment charges in 2021 primarily relate to organizational realignment within the Navico Group segment, specifically in Europe.

(in millions)	Propulsion	Engine P&A	Navico Group (A)	Boat	Corporate (B)	Total
Restructuring, exit and impairment activities:
Employee termination and other benefits	$2.7	$3.3	$11.6	$10.5	$2.8	$30.9
Asset-related	—	—	18.9	—	—	18.9
Professional fees	—	—	—	—	4.9	4.9
Total 2023 restructuring, exit and impairment charges	$2.7	$3.3	$30.5	$10.5	$7.7	$54.7

Employee termination and other benefits	$—	$—	$7.7	$—	$—	$7.7
Asset-related	—	—	—	—	17.4	17.4
Total 2022 restructuring, exit and impairment charges	$—	$—	$7.7	$—	$17.4	$25.1

Employee termination and other benefits	$—	$—	$0.7	$0.1	$—	$0.8
Total 2021 restructuring, exit and impairment charges	$—	$—	$0.7	$0.1	$—	$0.8

(A) Includes impairment charges of $13.0 million associated with an impairment of the Navico trade name and $3.0 million associated with the Company's decision to no longer go to market under the Garelick trade name during the year ended December 31, 2023.
(B) Includes impairment charges of $17.4 million related to the Company's decision not to place certain capitalized software intangible assets into service during the year ended December 31, 2022.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
The following tables summarize the change in accrued restructuring, exit and impairment charges within Accrued expenses in the Consolidated Balance Sheets for the years ended December 31, 2023, 2022 and 2021:

(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Corporate	Total
Accrued Charges as of December 31, 2020	$—	$—	$0.3	$1.2	$1.7	$3.2
Total Charges	—	$—	0.7	0.1	—	0.8
Payments (A)	—	—	(1.0)	(1.1)	(1.7)	$(3.8)
Accrued Charges as of December 31, 2021	$—	$—	$—	$0.2	$—	$0.2
Total Charges	—	—	7.7	—	17.4	25.1
Non-Cash Charges	—	—	—	—	(17.4)	$(17.4)
Payments (A)	—	—	(3.6)	(0.2)	—	$(3.8)
Accrued Charges as of December 31, 2022	$—	$—	$4.1	$—	$—	$4.1
Total Charges	2.7	3.3	30.5	10.5	7.7	54.7
Non-Cash Charges	—	—	(18.9)	1.2	—	(17.7)
Payments (A)	(1.5)	(2.6)	(10.6)	(10.0)	(7.1)	$(31.8)
Accrued Charges as of December 31, 2023 (B)	$1.2	$0.7	$5.1	$1.7	$0.6	$9.3

(A) Cash payments may include payments related to prior period charges.
(B) The accrued charges as of December 31, 2023 are expected to be paid in the next twelve months.

Reductions in demand for the Company's products, further refinement of its product portfolio, further opportunities to reduce costs or the cost of integrating future acquisitions may result in additional restructuring, exit and impairment charges in future periods.

Note 4 – Acquisitions

2023 Acquisitions

During the fourth quarter of 2023, the Company acquired additional Freedom Boat Club franchise operations and territories in the Southeast United States. These acquisitions should unlock operational efficiencies while providing members with additional boating destinations, as the Company plans for continued expansion across the Southeast Coastal region. These acquisitions are included as part of the Company's Boat segment.

The Company paid net cash consideration of $16.0 million for these acquisitions. The opening balance sheets, which are preliminary and subject to change in the measurement period as the Company finalizes the purchase price allocation and fair value estimates, include $14.0 million of goodwill and $3.3 million of customer relationships. The amount assigned to customer relationships will be amortized over the estimated useful life of 10 years. Transaction costs associated with these acquisitions were not material to the Company's consolidated results of operations.

On September 1, 2023, the Company acquired all of the issued and outstanding shares of Fliteboard Pty Ltd (Fliteboard) for $87.6 million net cash consideration. Fliteboard is a leader in eFoiling technology, which combines advanced hydrofoils and electric propulsion on the water. The acquisition of Fliteboard allows the Company to enter the emerging electric-foiling surfboard market and presents the opportunity for technological, manufacturing, commercial and consumer synergies with our existing portfolio. Fliteboard is included as part of the Company's Propulsion segment.

The opening balance sheet, which is preliminary and subject to change in the measurement period as the Company finalizes the purchase price allocation and fair value estimates, includes $38.5 million of goodwill, $20.7 million of trade names, $8.4 million of customer relationships, and $7.1 million of developed technology. The amounts assigned to customer relationships and developed technology will be amortized over the estimated useful lives of 15 years and 10 years, respectively. Transaction costs associated with the acquisition of $1.9 million were expensed as incurred within Selling, general and administrative expense.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
These 2023 acquisitions are not material to the Company's net sales, results of operations or total assets during any period presented. Accordingly, the Company's consolidated results of operations do not differ materially from historical performance as a result of the acquisitions, and pro forma results for prior periods are not presented.

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

The Company paid net cash consideration of $93.9 million for these acquisitions. The opening balance sheets include $71.4 million of goodwill and $11.9 million of customer relationships. The amount assigned to customer relationships will be amortized over the estimated useful life of 10 years. Transaction costs associated with these acquisitions of $1.4 million were expensed as incurred within Selling, general and administrative expense in 2022. The acquisitions are not material to the Company's net sales, results of operations or total assets during any period presented. Accordingly, the Company's consolidated results of operations do not differ materially from historical performance as a result of the acquisitions, and pro forma results for prior periods are not presented. Purchase accounting is final for these acquisitions.

2021 Acquisitions - Navico

On October 4, 2021, the Company acquired all the issued and outstanding shares of Marine Innovations Group AS, known as "Navico", for $1.094 billion net cash consideration. The Company used a combination of the 2024 and 2031 Notes, as described in Note 14 – Debt, and cash on hand to fund the acquisition.

Navico was a privately held global company based in Egersund, Norway, and is a global leader in marine electronics and sensors, including multi-function displays, fish finders, autopilots, sonar, radar and cartography. The acquisition of Navico accelerates the Company's ACES (Autonomy, Connectivity, Electrification and Shared access) strategy and strengthens the Company's ability to provide complete, innovative digital solutions to consumers and comprehensive, integrated system offerings to our original equipment manufacturer customers. Navico is managed as part of the Company's Navico Group segment.

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

Pro Forma Financial Information (Unaudited)

The pro forma information has been prepared as if the Navico acquisition and the related debt financing had occurred on January 1, 2021. These pro forma results are based on estimates and assumptions which the Company believes to be reasonable. They are not the results that would have been realized had the acquisition actually occurred on January 1, 2021 and are not necessarily indicative of Brunswick's consolidated net earnings in future periods. The pro forma results include adjustments primarily related to the amortization of intangible assets and interest expense on the notes issued in the third quarter of 2021 as noted in Note 14 – Debt. Additionally, non-recurring pro forma adjustments include transaction costs of $13.8 million and expenses related to inventory fair value adjustments of $18.1 million, recognized as part of the application of purchase accounting.

(in millions)	Year Ended December 31, 2022	Year Ended December 31, 2021

Pro forma Net sales	$6,812.2	$6,218.7
Pro forma Net earnings	684.9	589.6

The pro forma results reflect an effective income tax rate of 21 percent for the years ended December 31, 2022 and December 31, 2021. Purchase accounting is final for the Navico acquisition.

Other 2021 Acquisitions

On September 1, 2021, the Company acquired substantially all the net assets of RELiON Battery, LLC (RELiON). RELiON is a global provider of lithium batteries and related products to multiple industry sectors. The acquisition of RELiON complements the Company's existing portfolio of advanced battery and power management brands. On September 17, 2021, the Company acquired substantially all the net assets of SemahTronix, LLC, a global supplier of high-complexity electrical wiring harnesses for advanced products in the marine, mobile and defense industries. The acquisition of the SemahTronix assets enhances the Company's integrated systems offerings by providing the Company and the Company's global customers access to high-quality, large, complex electrical wire harnessing systems that further enable the Company's end-to-end systems solutions and capabilities. These acquisitions are included as part of the Navico Group segment. Purchase accounting is final for these acquisitions.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
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

The Company's segments are defined by management's reporting structure and operating activities. The Company's reportable segments are the following:

Propulsion. The Propulsion segment manufactures and markets a full range of outboard, sterndrive, and inboard engines, as well as propulsion-related controls, rigging, and propellers. These products are principally sold directly to boat builders, including Brunswick's Boat segment, and through marine retail dealers worldwide. The Propulsion segment primarily markets under the Mercury, Mercury MerCruiser, Mariner, Mercury Racing, Mercury Diesel, Avator and Fliteboard brands. The segment's engine manufacturing plants are located mainly in the United States and China, along with a joint venture in Japan, with sales mainly to markets in the Americas, Europe and Asia-Pacific.

Engine P&A. The Engine P&A segment manufactures, markets, supplies and distributes products for both marine and non-marine markets. These products are designed for and sold mostly to aftermarket retailers, distributors, and distribution businesses, as well as original equipment manufacturers (including Brunswick brands). Company-branded products include consumables, such as engine oils and lubricants, and are sold under the Mercury, Mercury Precision Parts, Quicksilver and Seachoice brands. The Engine P&A segment also includes distribution businesses such as Land 'N' Sea, Kellogg Marine Supply, Lankhorst Taselaar, BLA and Payne's Marine Group, which distribute third party and Company products. These businesses are leading distributors of marine parts and accessories throughout North America, Europe and Asia-Pacific. The segment's manufacturing and distribution facilities are primarily located in North America, Europe, Australia and New Zealand.

Navico Group. The Navico Group segment designs, develops, manufactures, and markets products and systems for the marine, RV, specialty vehicle, mobile and industrial markets, as well as aftermarket channels. Navico Group's brand portfolio includes the Ancor, Attwood, B&G, BEP, Blue Sea Systems, C-MAP, CZone, Lenco, Lowrance, Marinco, Mastervolt, MotorGuide, Progressive Industries, ProMariner, RELiON, Simrad and Whale brand names. These brands span multiple categories, including marine electronics, sensors, control systems, instruments, power systems and general accessories. The segment's manufacturing and distribution facilities are primarily located in North America, Europe, Australia and New Zealand.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Boat. The Boat segment designs, manufactures, and markets the following boat brands and products: Sea Ray sport boats and cruisers; Bayliner sport cruisers, runabouts, and Heyday wake boats; Boston Whaler fiberglass offshore boats; Lund fiberglass fishing boats; Crestliner, Harris, Lowe, Lund and Princecraft aluminum fishing, utility, pontoon boats, and deck boats; Thunder Jet heavy-gauge aluminum boats; and Veer recreational and fishing boats designed specifically to support electric propulsion. The Boat segment also includes Brunswick boat brands based in Europe and Asia-Pacific, which include Quicksilver, Navan, Rayglass (including Protector and Legend) and Uttern. The Boat segment procures substantially all of its engines from Brunswick's Propulsion segment, and boats often include other parts and accessories supplied by the Engine P&A and Navico Group segments. The Boat segment's products are manufactured mainly in the United States, Europe, Mexico and Canada and sold through a global network of dealer and distributor locations, primarily in North America and Europe.

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

Information about the operations of Brunswick's reportable segments is set forth below:

	Net Sales			Operating Earnings (Loss)			Total Assets
(in millions)	2023	2022	2021	2023	2022	2021	2023	2022
Propulsion	$2,763.8	$2,824.0	$2,504.7	$494.7	$522.9	$449.7	$1,648.7	$1,516.7
Engine P&A	1,199.8	1,310.2	1,371.7	217.4	268.0	282.4	855.6	868.6
Navico Group	914.7	1,069.3	688.3	5.2	68.2	53.4	2,074.3	2,169.0
Boat	1,989.4	2,119.4	1,703.1	155.6	212.8	142.3	874.8	829.8
Corporate/Other	—	—	—	(138.0)	(124.1)	(114.9)	777.1	937.2
Segment Eliminations	(466.3)	(510.7)	(421.6)	—	—	—	—	—
Total	$6,401.4	$6,812.2	$5,846.2	$734.9	$947.8	$812.9	$6,230.5	$6,321.3

	Depreciation			Amortization
(in millions)	2023	2022	2021	2023	2022	2021
Propulsion	$124.3	$98.8	$84.2	$4.7	$3.1	$—
Engine P&A	15.2	11.0	10.5	0.7	0.7	0.7
Navico Group	12.3	13.5	8.2	55.7	55.2	33.5
Boat	49.0	42.1	36.7	5.0	3.3	1.8
Corporate/Other	3.5	2.5	2.5	2.5	1.0	—
Total	$204.3	$167.9	$142.1	$68.6	$63.3	$36.0

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

	Capital Expenditures			Research & Development Expense
(in millions)	2023	2022	2021	2023	2022	2021
Propulsion	$157.1	$236.1	$162.2	$99.6	$104.6	$93.8
Engine P&A	17.9	25.7	15.3	1.4	1.3	1.6
Navico Group	26.3	24.4	15.2	48.0	66.1	34.7
Boat	72.3	86.6	63.6	26.9	26.7	21.1
Corporate/Other	15.7	15.5	10.8	9.3	4.2	3.3
Total	$289.3	$388.3	$267.1	$185.2	$202.9	$154.5

Geographic Segments

	Net sales			Net property
(in millions)	2023	2022	2021	2023	2022
United States	$4,449.8	$4,699.2	$3,961.9	$1,182.7	$1,165.8
International	1,951.6	2,113.0	1,884.3	111.4	92.8
Corporate/Other	—	—	—	21.7	12.2
Total	$6,401.4	$6,812.2	$5,846.2	$1,315.8	$1,270.8

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

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis:

		Fair Value
(in millions)	Fair Value Level	December 31, 2023	December 31, 2022
Cash equivalents	1	$0.4	$0.4
Short-term investments in marketable securities	1	0.8	4.5
Restricted cash	1	11.1	12.9
Derivative assets	2	5.2	16.1
Derivative liabilities	2	13.7	9.9
Deferred compensation	1	1.5	1.6
Deferred compensation	2	16.1	14.1
Liabilities measured at net asset value		12.9	10.4
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

The following is a summary of the fair values, which were equal to the amortized costs, of the Company's available-for-sale securities, all due in one year or less, as of December 31, 2023 and 2022.

(in millions)	December 31, 2023	December 31, 2022
Commercial Paper	$—	$3.7
U.S. Treasury Bills	0.8	0.8
Total available-for-sale-securities	$0.8	$4.5

The Company had $3.8 million, $56.4 million and $55.9 million of maturities of available-for-sale securities in 2023, 2022, and 2021, respectively.

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

The Company has a 50 percent interest in TN-BC Holdings LLC (the Joint Venture), which is a joint venture accounted for as an equity method investment, between the Company and TechNexus Holdings LLC formed in 2017. During the year ended December 31, 2023, the Company recorded an impairment charge of $19.2 million due to a decline in the fair value of its investment in the Joint Venture, as a result of a reduction in value of certain of the Joint Venture's underlying investments. The impairment charge is included in Equity (loss) earnings in the Consolidated Statements of Operations.

The Company has a 50 percent interest in a Japanese manufacturing company, Tohatsu Marine Corporation (TMC), which is accounted for as an equity method investment. The Company purchases engines from TMC, which are sold mostly in international markets. The Company reported a net amount payable to TMC of $15.5 million and $43.1 million as of December 31, 2023 and December 31, 2022, respectively, within Accounts payable in the Consolidated Balance Sheets. Purchases from TMC were $80.2 million, $137.7 million and $135.1 million in 2023, 2022, and 2021, respectively.

Refer to Note 8 – Financing Joint Venture for more details on the Company’s Brunswick Acceptance Company, LLC joint venture.

Note 8 – Financing Joint Venture

The Company, through its Brunswick Financial Services Corporation (BFS) subsidiary, owns a 49 percent interest in a joint venture, Brunswick Acceptance Company, LLC (BAC). CDF Joint Ventures, LLC (CDFJV), a subsidiary of Wells Fargo and Company, owns the remaining 51 percent.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
In March of 2021, the parties entered into an amended and restated joint venture agreement (JV Agreement) to extend the term of their financial services through December 31, 2025, which included expanded financing to Freedom Boat Club franchisees. The JV Agreement contains a financial covenant that conforms to the maximum leverage ratio test in the Credit Facility described in Note 14 – Debt. The JV Agreement contains provisions allowing for the renewal of the agreement or the purchase of the other party's interest in the joint venture at the end of its term. Alternatively, either partner may terminate the agreement at the end of its term.

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

The Company considers BFS's investment in BAC as an investment in a variable interest entity of which the Company is not the primary beneficiary. As a result, the Company accounts for BFS's investment in BAC under the equity method and records it as a component of Equity investments in its Consolidated Balance Sheets. The Company records BFS's share of income or loss in BAC based on its ownership percentage in the joint venture in Equity (loss) earnings in its Consolidated Statements of Operations. BFS's equity investment is adjusted monthly to maintain a 49 percent interest in accordance with the capital provisions of the JV Agreement. The Company funds its investment in BAC through cash contributions and reinvested earnings. BFS's total investment in BAC as of December 31, 2023 and December 31, 2022 was $27.2 million and $20.3 million, respectively.

The Company's maximum loss exposure relating to BAC is detailed as follows:

(in millions)	December 31, 2023	December 31, 2022
Investment	$27.2	$20.3
Repurchase and recourse obligations (A)	43.1	41.4
Liabilities (B)	(2.2)	(1.1)
Total maximum loss exposure	$68.1	$60.6

(A)Repurchase and recourse obligations are off-balance sheet obligations provided by the Company for the Propulsion, Engine P&A, Navico Group and Boat segments, respectively, and are included within the Maximum Potential Obligations disclosed in Note 11 – Commitments and Contingencies. Repurchase and recourse obligations include a North American repurchase agreement with WFCDF and could be reduced by repurchase activity occurring under other similar agreements with WFCDF and affiliates. The Company's risk under these repurchase arrangements is partially mitigated by the value of the products repurchased as part of the transaction. Amounts above exclude any potential recoveries from the value of the repurchased product.
(B)Represents accrued amounts for potential losses related to recourse exposure and the Company's expected losses on obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of these products to alternative dealers.

BFS recorded income related to the operations of BAC of $8.6 million, $4.5 million and $2.1 million in Equity (loss) earnings in the Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021, respectively.

Cash Flows

BFS reported cash flows from operating activities of $8.2 million, $4.3 million and $2.1 million within Other, net on the Consolidated Statements of Cash Flows in 2023, 2022 and 2021, respectively.

In 2023, BFS reported net cash flows from investing activities within Investments on the Consolidated Statements of Cash Flows. Such cash flows for 2023 were $(6.4) million, consisting of $7.2 million of cash received and $(13.6) million of cash contributions; in 2022 were $(9.2) million, consisting of $2.8 million of cash received and $(12.0) million of cash contributions; and in 2021 were $2.5 million, consisting of $6.5 million of cash received and $(4.0) million of cash contributions.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Note 9 – Goodwill and Other Intangibles

Changes in the Company's goodwill by segment during the periods ended December 31, 2023 and 2022 are summarized below:

(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
December 31, 2021	$14.7	$233.1	$581.8	$58.8	$888.4
Acquisitions	—	—	—	66.6	66.6
Adjustments	(0.7)	(0.3)	14.0	(0.4)	12.6
December 31, 2022	$14.0	$232.8	$595.8	$125.0	$967.6
Acquisitions	38.5	—	—	14.0	52.5
Adjustments	1.6	0.2	3.9	4.9	10.6
December 31, 2023	$54.1	$233.0	$599.7	$143.9	$1,030.7

See Note 4 – Acquisitions for further details on the Company's acquisitions. Adjustments in both periods include the effect of foreign currency translation on goodwill denominated in currencies other than the U.S. dollar. In addition, adjustments during the year ended December 31, 2023 also include $4.8 million of purchase accounting adjustments from 2022 Freedom Boat Club acquisitions, a majority of which related to boat fleet fair market value adjustments.

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

The Company performed its required fourth quarter goodwill impairment assessment and determined the fair value of its reporting units exceeded the carrying value, and therefore, no goodwill impairment was recorded. As part of the impairment assessment, we determined that our Navico Group reporting unit had an estimated fair value that was not significantly in excess of its carrying value. The Navico Group reporting unit has goodwill assigned to it of $599.7 million as of December 31, 2023 and its fair value exceeded its carrying value by approximately 10% in the current year impairment assessment. As the fair value is not significantly in excess of the carrying value, we performed sensitivity analyses on certain assumptions. Holding other assumptions constant, a 100 basis point increase in the discount rate results in the fair value of the reporting unit approximating its carrying value. Holding other assumptions constant, a 100 basis point decrease in the forecasted revenue compound annual growth rate would not result in an impairment. There was no accumulated impairment loss on Goodwill as of December 31, 2023 or 2022.

The Company's intangible assets, included within Other intangibles, net on the Consolidated Balance Sheets as of December 31, 2023 and 2022, are summarized by intangible asset type below:

	2023		2022
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Customer relationships (A)	$907.3	$(428.6)	$897.4	$(386.1)
Trade names	311.5	—	305.4	—
Developed technology (A)	167.5	(24.3)	160.0	(13.3)
Other (A)	91.2	(46.6)	67.6	(33.6)
Total	$1,477.5	$(499.5)	$1,430.4	$(433.0)

(A) The weighted average remaining amortization period for Customer relationships, Developed technology and Other intangibles assets was 11.2 years, 12.7 years, and 4.0 years, respectively, as of December 31, 2023.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Other intangible assets primarily consist of software, patents and franchise agreements. Gross and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation. See Note 4 – Acquisitions for further details on intangibles acquired during 2023 and 2022. Aggregate amortization expense for intangibles was $68.6 million, $63.3 million and $36.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. Estimated amortization expense for intangible assets is $69.3 million for each of the years ending December 31, 2024, 2025, 2026, and 2027, and $69.1 million for the year ending December 31, 2028.

The Company tests its intangible assets for impairment during the fourth quarter of each year, or whenever a change in events and circumstances (triggering event) occurs that indicates the fair value of intangible assets may be below their carrying values. The Company recorded impairment charges of $16.6 million during the year ended December 31, 2023, including a $13.0 million impairment of its Navico trade name as a result of declines in forecasted revenues primarily driven by macroeconomic factors and a decline in market conditions and a $3.0 million impairment associated with the decision to no longer go to market under the Garelick trade name. The Company recorded $17.4 million of impairment charges during the year ended December 31, 2022 related to capitalized software intangible assets that will not be placed into service. The Company did not record any intangible asset impairments in 2021.

Note 10 – Income Taxes

The sources of Earnings before income taxes were as follows:

(in millions)	2023	2022	2021
United States	$364.4	$603.2	$537.0
Foreign	264.5	250.4	199.4
Earnings before income taxes	$628.9	$853.6	$736.4

The Income tax provision consisted of the following:

(in millions)	2023	2022	2021
Current tax expense:
U.S. Federal	$88.7	$109.8	$84.3
State and local	17.3	20.3	11.2
Foreign	73.9	61.1	67.3
Total current	179.9	191.2	162.8

Deferred tax expense (benefit):
U.S. Federal	17.2	(24.6)	(4.9)
State and local	10.2	1.5	(5.9)
Foreign	(11.0)	4.2	(11.0)
Total deferred	16.4	(18.9)	(21.8)

Income tax provision	$196.3	$172.3	$141.0

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Temporary differences and carryforwards giving rise to deferred tax assets and liabilities as of December 31, 2023 and 2022 are summarized in the table below:

(in millions)	2023	2022
Deferred tax assets:
Loss carryforwards	$59.9	$56.8
Tax credit carryforwards	56.1	52.9
Deferred revenue	38.0	36.3
Product warranties	35.4	33.6
Sales incentives and discounts	33.3	29.2
Operating lease liabilities	29.8	24.4
Interest expense	17.6	18.0
Equity compensation	13.1	13.5
Other	73.2	66.2
Gross deferred tax assets	356.4	330.9
Valuation allowance	(71.3)	(52.8)
Deferred tax assets	285.1	278.1

Deferred tax liabilities:
Depreciation and amortization	(54.5)	(81.7)
Operating lease assets	(27.6)	(21.8)
State and Local income taxes	(22.7)	(22.7)
Other	(5.9)	(9.3)
Deferred tax liabilities	(110.7)	(135.5)

Total net deferred tax assets	$174.4	$142.6

As of December 31, 2023, the Company had a total valuation allowance against its deferred tax assets of $71.3 million. The remaining realizable value of deferred tax assets as of December 31, 2023 was determined by evaluating the potential to recover the value of these assets through the utilization of tax loss and credit carrybacks, the reversal of existing taxable temporary differences and carryforwards, certain tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards. As of December 31, 2023, the Company retained valuation allowance reserves of $50.2 million against deferred tax assets in the U.S. primarily related to state tax credits that are subject to restrictive rules for future utilization, various state operating loss carryforwards, and non-amortizable intangibles and valuation allowances of $21.1 million for deferred tax assets related to foreign jurisdictions, primarily Luxembourg.

As of December 31, 2023, the tax benefit of loss carryforwards totaling $60.3 million was available to reduce future tax liabilities. This deferred tax asset was comprised of $1.1 million for the tax benefit of federal net operating loss (NOL) carryforwards, $24.0 million for the tax benefit of state NOL carryforwards and $35.2 million for the tax benefit of foreign NOL carryforwards. NOL carryforwards of $43.1 million expire at various intervals between the years 2024 and 2043, while $17.2 million have an unlimited life.

As of December 31, 2023, tax credit carryforwards totaling $56.1 million were available to reduce future tax liabilities. This deferred tax asset was comprised of $6.6 million related to federal tax credits, $48.4 million of various state tax credits related to research and development, capital investment and job incentives and $1.1 million related to foreign tax credits. These tax credit carryforwards expire at various intervals between the years 2024 and 2042.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
No deferred income taxes have been provided as of December 31, 2023 or 2022 on the applicable undistributed earnings of the non-U.S. subsidiaries where the indefinite reinvestment assertion has been applied. If at some future date these earnings cease to be indefinitely reinvested and are repatriated, the Company may be subject to additional U.S. income taxes and foreign withholding and other taxes on such amounts. Remittances from foreign subsidiaries are generally not subject to U.S. income taxation. These remittances are either excluded from U.S. taxable income as earnings that have already been subjected to taxation or in the alternative are subject to a 100 percent foreign dividends received deduction. The Company continues to provide deferred taxes, primarily related to foreign withholding taxes, on the undistributed net earnings of foreign subsidiaries and unconsolidated affiliates that are not deemed to be indefinitely reinvested in operations outside the United States, although such amounts were immaterial as of December 31, 2023 and 2022. We have not provided for deferred taxes on the outside basis differences in our investments in our foreign subsidiaries. A determination of the unrecognized deferred taxes related to these outside basis differences is not practicable.

As of December 31, 2023, 2022 and 2021 the Company had $9.3 million, $7.8 million and $10.1 million of gross unrecognized tax benefits, including interest, respectively. Substantially all of these amounts, if recognized, would impact the Company's tax provision and the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2023, 2022 and 2021, the amounts accrued for interest and penalties were not material.

The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties for the 2023, 2022 and 2021 annual reporting periods:

(in millions)	2023	2022	2021
Balance as of January 1	$7.5	$9.7	$3.7
Gross increases - tax positions prior periods	0.9	0.5	5.9
Gross decreases - tax positions prior periods	—	(2.1)	(0.2)
Gross increases - current period tax positions	—	—	0.5
Decreases - settlements with taxing authorities	—	(0.6)	(0.2)
Balance as of December 31	$8.4	$7.5	$9.7

The Company believes it is reasonably possible that the total amount of gross unrecognized tax benefits as of December 31, 2023 could decrease by approximately $2.1 million in 2024 due to settlements with taxing authorities or lapses in applicable statutes of limitation. Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be significant changes in the amount of unrecognized tax benefits in 2024, but the amount cannot be estimated at this time.

The Company is regularly audited by federal, state and foreign tax authorities. The Internal Revenue Service (IRS) has completed its field examination and has issued its Revenue Agents Report through the 2014 tax year and all open issues have been resolved. The Company is currently open to tax examinations by the IRS for the 2020 through 2022 tax years. The Company is open to state and local tax audits in major tax jurisdictions dating back to the 2017 taxable year. The Company is no longer subject to income tax examinations by any major foreign tax jurisdiction for years prior to 2015.

Many countries are implementing local legislation based upon the Organization for Economic Co-operation and Development’s base erosion and profit shifting project, the Pillar Two framework, which imposes a global minimum corporate tax rate of 15%. The Company will continue to monitor the implementation of the Pillar Two rules in the jurisdictions in which it operates.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
The difference between the actual income tax provision and the tax provision computed by applying the statutory Federal income tax rate to Earnings before income taxes is attributable to the following:

(in millions)	2023	2022	2021
Income tax provision at 21 percent	$132.1	$179.3	$154.6
State and local income taxes, net of federal income tax effect	13.3	19.5	18.0
Deferred tax asset valuation allowance	17.8	(10.4)	(24.2)
Equity compensation	(1.3)	(2.9)	(1.8)
Change in estimates related to prior years and prior years amended tax return filings	1.8	(1.3)	3.5
Federal and state tax credits	(15.2)	(16.6)	(14.9)
Taxes related to foreign income, net of credits	(4.5)	12.1	5.5
Deferred tax reassessment	2.5	6.4	6.4
FDII deduction	(16.6)	(18.4)	(15.3)
Intercompany sales of intellectual property rights	53.1	—	—
Nondeductible loss on intercompany sale	6.9	—	—
Other	6.4	4.6	9.2
Actual income tax provision	$196.3	$172.3	$141.0

Effective tax rate	31.2%	20.2%	19.1%

For the year ended December 31, 2023, the Company recorded $17.8 million of income tax expense related to an increase in its valuation allowance on deferred tax assets and $53.1 million of income tax expense related to the intercompany sales of intellectual property (IP) rights. The valuation allowance increase is primarily due to certain federal tax credits, impairment of certain investments, and state credits and NOLs that may not be realized in future years. The sales of the IP rights were to better align the ownership of these rights with how our business operates.

During 2021, the Company recorded a $21.0 million income tax benefit related to the release of a portion of the Company’s valuation allowance. This was due to a reassessment of the realizability of certain federal tax credits, state tax credits and state NOLs. The conclusion to release the valuation allowance was based upon sustained positive operating performance of its U.S. operations and the availability of expected future taxable income, leading the Company to believe that it is more likely than not that the benefit of these U.S. deferred tax assets will be realized.

Note 11 – Commitments and Contingencies

Financial Commitments

The Company has entered into guarantees of indebtedness of third parties, primarily in connection with customer financing programs. Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount that is less than the total outstanding obligations. The Company has also extended guarantees to third parties that have purchased customer receivables from Brunswick and, in certain instances, has guaranteed secured term financing of its customers. Potential payments in connection with these customer financing arrangements generally extend over several years. The single year and maximum potential cash obligations associated with these customer financing arrangements as of December 31, 2023 and December 31, 2022 were $66.6 million and $71.7 million, respectively.

In most instances, upon repurchase of the receivable or note, the Company receives rights to the collateral securing the financing. The Company’s risk under these arrangements is partially mitigated by the value of the collateral that secures the financing.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
The Company has accounts receivable sale arrangements with third parties which are included in the guarantee arrangements discussed above. The Company treats the sale of receivables in which the Company retains an interest as a secured obligation as the transfers of the receivables under these arrangements do not meet the requirements of a "true sale." Accordingly, the current portion of receivables underlying these arrangements of $4.3 million and $4.1 million was recorded in Accounts and notes receivable and Accrued expenses as of December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023 and 2022, the Company did not have any long-term receivables related to these arrangements.

The Company has also entered into arrangements with third party lenders in which it has agreed, in the event of a customer or franchisee default, to repurchase from the third party lender those Brunswick products repossessed from the customer or franchisee. These arrangements are typically subject to a maximum repurchase amount. The single year and maximum potential cash payments the Company could be required to make to repurchase collateral as of December 31, 2023 and December 31, 2022 were $81.1 million and $69.9 million, respectively. Included within this repurchase amount are amounts related to BAC, as discussed in Note 8 – Financing Joint Venture.

The Company’s risk under these repurchase arrangements is partially mitigated by the value of the products repurchased as part of the transaction. The Company had $1.7 million and $0.8 million accrued for potential losses related to repurchase exposure as of December 31, 2023 and December 31, 2022, respectively. The Company’s repurchase accrual represents the expected losses that could result from obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of those products to alternative dealers.

The Company has recorded its estimated net liability associated with losses from these guarantee and repurchase obligations on its Consolidated Balance Sheets based on historical experience and current facts and circumstances. Historical cash requirements and losses associated with these obligations have not been significant, but could increase if dealer defaults exceed current expectations.

Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling $8.5 million and $18.4 million, respectively, as of December 31, 2023. A large portion of these standby letters of credit and surety bonds are related to the Company’s self-insured workers' compensation program as required by its insurance companies and various state agencies. The Company has recorded reserves to cover the anticipated liabilities associated with these programs. Under certain circumstances, such as an event of default under the Company's revolving credit facility, or, in the case of surety bonds, a ratings downgrade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds. The Company was not required to post letters of credit as collateral against surety bonds as of December 31, 2023.

The Company has a collateral trust arrangement with insurance carriers and a trustee bank. The trust is owned by the Company, but the assets are pledged as collateral against workers’ compensation related obligations in lieu of other forms of collateral including letters of credit. In connection with this arrangement, the Company had $8.3 million and $8.0 million of cash in the trust as of December 31, 2023 and December 31, 2022, respectively, which was classified as Restricted cash in the Company's Consolidated Balance Sheets.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
The following activity related to product warranty liabilities was recorded in Accrued expenses during the years ended December 31, 2023 and December 31, 2022:

(in millions)	2023	2022
Balance at beginning of period	$146.7	$129.3
Payments	(92.4)	(63.1)
Provisions/additions for contracts issued/sold	89.9	82.7
Aggregate changes for preexisting warranties	9.3	(0.7)
Foreign currency translation	0.8	(1.2)
Acquisitions	0.3	—
Other	3.0	(0.3)
Balance at end of period	$157.6	$146.7

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

The following activity related to deferred revenue for extended product warranty contracts was recorded in Accrued expenses and Other long-term liabilities during the years ended December 31, 2023 and December 31, 2022:

(in millions)	2023	2022
Balance at beginning of period	$112.5	$99.5
Extended warranty contracts sold	41.8	37.0
Revenue recognized on existing extended warranty contracts	(26.9)	(23.2)
Foreign currency translation	0.2	(0.4)
Other	(0.4)	(0.4)
Balance at end of period	$127.2	$112.5

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
The environmental remediation and clean-up projects in which the Company is involved have an aggregate estimated range of exposure of approximately $14.4 million to $37.8 million as of December 31, 2023. As of December 31, 2023 and 2022, the Company had accruals for environmental liabilities of $14.7 million and $15.4 million, respectively, which were recorded within Accrued expenses and Other long-term liabilities in the Consolidated Balance Sheets. The Company recorded $0.7 million, $0.1 million and $0.4 million of environmental provisions for the years ended December 31, 2023, 2022 and 2021, respectively.

The Company accrues for environmental remediation-related activities for which commitments or clean-up plans have been developed and for which costs can be reasonably estimated. All accrued amounts are generally determined in consultation with third party experts on an undiscounted basis and do not consider recoveries from third parties until such recoveries are realized. In light of existing accruals, the Company's environmental claims, when finally resolved, are not expected to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Note 12 – Financial Instruments

The Company operates globally with manufacturing and sales facilities around the world, and therefore, is subject to both financial and market risk. The Company utilizes normal operating and financing activities, along with derivative financial instruments, to minimize these risks.

Derivative Financial Instruments. The Company uses derivative financial instruments to manage its risks associated with movements in foreign currency exchange rates and interest rates. Derivative instruments are not used for trading or speculative purposes. The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivatives that are designated as hedges to specific forecasted transactions. The Company also assesses, both at the hedge’s inception and monthly thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in the anticipated cash flows of the hedged item. If the hedging relationship ceases to be highly effective, or it becomes probable that a forecasted transaction is no longer expected to occur, the Company discontinues hedge accounting prospectively and immediately recognizes the gains and losses associated with those hedges. There were no material adjustments as a result of ineffectiveness to the results of operations for the years ended December 31, 2023, 2022 and 2021. The fair value of derivative financial instruments is determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded. The effects of derivative financial instruments are not expected to be material to the Company’s financial position or results of operations when considered together with the underlying exposure being hedged. Use of derivative financial instruments exposes the Company to credit-risk with its counterparties when the fair value of a derivative contract is an asset. The Company mitigates this risk by entering into derivative contracts with highly rated counterparties. The maximum amount of loss due to counterparty credit-risk is limited to the asset value of derivative financial instruments.

Cash Flow Hedges. The Company enters into certain derivative instruments that are designated and qualify as cash flow hedges. The Company executes both forward and option contracts, based on forecasted transactions, to manage foreign currency exchange exposure mainly related to inventory purchase and sales transactions.

A cash flow hedge requires that as changes in the fair value of derivatives occur, the portion of the change deemed to be effective is recorded temporarily in Accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of December 31, 2023, the term of derivative instruments hedging forecasted transactions ranged up to 21 months.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
The following activity related to cash flow hedges was recorded in Accumulated other comprehensive income (loss) as of December 31:

	Accumulated Unrealized Derivative
	Gains (Losses)
	2023		2022
(in millions)	Pre-tax	After-tax	Pre-tax	After-tax
Beginning balance	$56.5	$36.0	$21.6	$9.9
Net change in value of outstanding hedges	(3.9)	(3.3)	62.0	46.1
Net amount recognized into earnings	(13.6)	(9.6)	(27.1)	(20.0)
Ending balance	$39.0	$23.1	$56.5	$36.0

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

Cross-Currency Swaps. The Company enters into cross-currency swaps to hedge Euro currency exposures of the net investment in certain foreign subsidiaries. The cross-currency swaps were designated as net investment hedges, with the amount of gain or loss associated with the change in fair value of these instruments deferred within Accumulated other comprehensive income (loss) and recognized upon termination of the respective investment. During the fourth quarter of 2023, the company entered into $250.0 million of cross-currency swap contracts. During 2022, the company settled $450.0 million of cross-currency swap contracts resulting in a deferred gain of $42.5 million within Accumulated other comprehensive income (loss). As of December 31, 2023, the notional value of cross-currency swap contracts outstanding was $250.0 million. There were no cross-currency swaps outstanding as of December 31, 2022.

Commodity Price. The Company uses commodity swaps to hedge anticipated purchases of aluminum and copper. As of December 31, 2023 and 2022, the notional value of commodity swap contracts outstanding was $31.8 million and $24.1 million, respectively. The amount of gain or loss associated with the change in fair value of these instruments is deferred in Accumulated other comprehensive income (loss) and recognized in Cost of sales in the same period or periods during which the hedged transaction affects earnings. As of December 31, 2023, the Company estimates that during the next 12 months it will reclassify $0.9 million of net losses (based on current prices) from Accumulated other comprehensive income (loss) to Cost of sales.

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

Forward exchange contracts outstanding as of December 31, 2023 and December 31, 2022 had notional contract values of $694.6 million and $684.8 million, respectively. There were no option contracts outstanding as of December 31, 2023 or December 31, 2022. The forward contracts outstanding as of December 31, 2023 mature during 2024 and 2025 and mainly relate to the Euro, Australian dollar, Norwegian krone and Canadian dollar. As of December 31, 2023, the Company estimates that, during the next 12 months, it will reclassify approximately $1.7 million of net gains (based on rates as of December 31, 2023) from Accumulated other comprehensive income (loss) to Cost of sales.

Interest-Rate Derivatives. The Company previously entered into forward-starting interest rate swaps to hedge the interest rate risk associated with anticipated debt issuances. During 2022, the Company entered into and settled a series of treasury-lock swaps to hedge the interest-rate risk associated with debt issuances, resulting in a net deferred gain of $5.1 million. There were no forward-starting interest rate swaps or treasury-lock swaps outstanding as of December 31, 2023 or December 31, 2022.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
The Company had net deferred gains associated with forward-starting interest-rate swaps and the treasury-lock swaps discussed above of $3.3 million and $3.2 million, as of December 31, 2023 and December 31, 2022, respectively. These instruments were designated as cash flow hedges with gains and losses included in Accumulated other comprehensive income (loss). As of December 31, 2023, the Company estimates that during the next 12 months, it will reclassify approximately $0.1 million of net gain resulting from Accumulated other comprehensive income (loss) to Interest expense.

As of December 31, 2023 and December 31, 2022, the fair values of the Company’s derivative instruments were:

(in millions)	Fair Value
Asset Derivatives	December 31, 2023	December 31, 2022
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	$4.1	$15.2
Commodity contracts	0.9	0.3
Total	$5.0	$15.5

Other Hedging Activity
Foreign exchange contracts	$0.2	$0.6

Liability Derivatives
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	$6.1	$8.0
Commodity contracts	0.8	1.1
Total	$6.9	$9.1

Derivatives Designated as Net Investment Hedges
Cross-currency swaps	$5.0	$—

Other Hedging Activity
Foreign exchange contracts	$1.8	$0.8

As of December 31, 2023 and December 31, 2022, asset derivatives are included within Prepaid expenses and other, and liability derivatives are included within Accrued expenses and Other long-term liabilities in the Consolidated Balance Sheets.

The effect of derivative instruments on the Consolidated Statements of Operations for the years ended December 31, 2023 and December 31, 2022 is as shown in the tables below.

The amount of gain (loss) on derivatives recognized in Accumulated other comprehensive income (loss) was as follows:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	December 31, 2023	December 31, 2022
Interest-rate contracts	$—	$5.3
Foreign exchange contracts	3.2	30.6
Commodity contracts	(2.1)	(2.1)
Total	$1.1	$33.8

Derivatives Designated as Net Investment Hedging Instruments
Cross-currency swaps	$(5.0)	$28.2

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
The amount of gain (loss) reclassified from Accumulated other comprehensive income (loss) into earnings was as follows:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	Location of Gain (Loss)	December 31, 2023	December 31, 2022
Interest-rate contracts	Interest expense	$(0.1)	$(0.3)
Foreign exchange contracts	Cost of sales	16.8	26.0
Commodity contracts	Cost of sales	(3.1)	1.4
Total		$13.6	$27.1

Derivatives Designated as Fair Value Hedging Instruments
Interest-rate contracts	Interest expense	$0.4	$0.7

Other Hedging Activity
Foreign exchange contracts	Cost of sales	$(2.8)	$1.0
Foreign exchange contracts	Other income (expense), net	0.6	0.9
Total		$(2.2)	$1.9

Fair Value of Other Financial Instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents and accounts and notes receivable, approximate their fair values because of the short maturity of these instruments. As of December 31, 2023 and December 31, 2022, the fair value of the Company’s long-term debt, including current maturities, and short-term debt was approximately $2,228.2 million and $2,225.0 million, respectively, and was determined using Level 1 and Level 2 inputs described in Note 6 – Fair Value Measurements, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt. The carrying value of long-term debt, including current maturities, and short-term debt was $2,458.7 million and $2,540.5 million as of December 31, 2023 and December 31, 2022, respectively.

Note 13 – Accrued Expenses

Accrued Expenses as of December 31, 2023 and 2022 were as follows:

(in millions)	2023	2022
Compensation and benefit plans	$159.4	$180.9
Product warranties	157.6	146.7
Sales incentives and discounts	186.0	164.2
Deferred revenue and customer deposits	73.7	70.3
Current operating lease liabilities	28.3	27.8
Interest	28.6	30.6
Product Liability	22.2	8.2
Insurance reserves	8.7	5.7
Derivatives	8.7	9.9
Real property, personal property and other non-income taxes	7.2	6.2
Environmental reserves	6.2	6.3
Legal fees	4.0	14.6
Income taxes	3.0	10.1
Other	45.8	56.8
Total accrued expenses	$739.4	$738.3

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Note 14 – Debt

The following table provides the changes in the Company's debt for the year ended December 31, 2023:

(in millions)	Short-term debt and current maturities of long-term debt	Long-term debt	Total
Balance as of December 31, 2022	$89.0	$2,420.0	$2,509.0
Proceeds from issuances of debt	4.7	—	4.7
Repayments of debt	(90.5)	(0.4)	(90.9)
Reclassification of long-term debt (A)	450.7	(450.7)	—
Other	0.8	6.8	7.6
Balance as of December 31, 2023	$454.7	$1,975.7	$2,430.4

(A) During the third quarter of 2023, $450.0 million of 0.85% Senior Notes due 2024 were reclassified from Long-term debt to Current maturities of long-term debt.

Long-term debt as of December 31, 2023 and December 31, 2022 consisted of the following:

(in millions)	2023	2022
Senior Notes, 2.4% due 2031	$550.0	$550.0
Senior Notes, 0.85% due 2024	450.0	450.0
Senior Notes, 4.400% due 2032	450.0	450.0
Senior Notes, 5.100% due 2052	300.0	300.0
Senior Notes, 6.375% due 2049	230.0	230.0
Senior Notes, 6.500% due 2048	185.0	185.0
Notes, 7.125% due 2027	160.7	160.7
Senior Notes, 6.625% due 2049	125.0	125.0
Debentures, 7.375% due 2023 (A)	—	80.1
Other debt	12.2	13.9
Total debt, excluding unamortized discount and issuance costs	2,462.9	2,544.7
Unamortized discount and issuance costs	(32.5)	(35.7)
Short-term debt and current maturities of long-term debt	(454.7)	(89.0)
Total long-term debt	$1,975.7	$2,420.0

(A) Included in Debentures, 7.375% due 2023 as of December 31, 2022, are the aggregate fair values related to the fixed-to-floating interest rate swaps as discussed in Note 12 – Financial Instruments. During the third quarter of 2022, the Debentures were reclassified from Long-term debt to Current maturities of long-term debt, of which the remaining principal payments were paid during the third quarter of 2023.

There were no debt issuance costs paid in 2023. Debt issuance costs paid for the years ended December 31, 2022 and 2021 were $8.2 million and $7.1 million, respectively. Debt issuance costs are reported in Net proceeds from issuances of long-term debt within cash flows from financing activities on the Consolidated Statements of Cash Flows.

Scheduled maturities as of December 31, 2023 consisted of the following:

(in millions)
2024	$455.4
2025	2.2
2026	2.2
2027	162.2
2028	0.9
Thereafter	1,840.0
Total debt, excluding unamortized discount and issuance costs	$2,462.9

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Activity

2032 and 2052 Notes

In March 2022, the Company issued an aggregate principal amount of $450.0 million of 4.400% Senior Notes due 2032 (the 2032 Notes) and $300.0 million of 5.100% Senior Notes due 2052 (the 2052 Notes and, together with the 2032 Notes, the Notes) in a public offering, which resulted in aggregate net proceeds to the Company of $741.8 million. The Company used the net proceeds from the sale of the Notes for general corporate purposes.

2024 and 2031 Notes

In August 2021, the Company issued an aggregate principal amount of $450.0 million of 0.850% Senior Notes due 2024 (the 2024 Notes) and $550.0 million of 2.400% Senior Notes due 2031 (the 2031 Notes) in a public offering, which resulted in aggregate net proceeds to the Company of $992.9 million. Net proceeds from the offering were used for the acquisition of Navico and for general corporate purposes.

Tender Offers

In August 2021, the Company commenced tender offers to purchase for cash the 7.375% debentures due 2023 (2023 Debentures) and 7.125% Notes due 2027 (2027 Notes). The tender offers expired on August 10, 2021. At the expiration date, $23.4 million of the $103.1 million aggregate principal amount of outstanding 2023 Debentures and $2.5 million of the $163.3 million aggregate principal amount of outstanding 2027 Notes were validly tendered and not validly withdrawn. This amount excludes outstanding securities tendered pursuant to the guaranteed delivery procedures described in the tender offer documents, which remain subject to the holders' performance of the delivery requirements under such procedures. The Company recognized a loss on early extinguishment of debt of $4.2 million related to the tender offers.

Debentures

During 2023, the Company made the remaining principal repayments, totaling $79.7 million, of its 2023 Debentures. The debentures were repaid at 100 percent of the principal amount plus accrued interest in accordance with the provisions of the debentures.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Credit Facility

The Company maintains a Revolving Credit Agreement (Credit Facility). In March 2022, the Company amended its Credit Facility with certain wholly-owned subsidiaries of the Company as subsidiary borrowers and lenders as parties, and JPMorgan as administrative agent. This amends and restates the Credit Facility dated as of March 21, 2011, as amended and restated on July 16, 2021. The amended Credit Facility increased the revolving commitments to $750.0 million, with the capacity to add up to $100.0 million of additional revolving commitments, and amended the Credit Facility in certain respects, including, among other things:

•Extending the maturity date to March 31, 2027, with up to two one-year extensions available.

•Transitioning the reference rate for loans denominated in U.S. dollars from the London Interbank Offered Rate (LIBOR) to the term Secured Overnight Financing Rate (SOFR) with a credit-spread adjustment of 10 basis points to be added to the reference rate for borrowings of U.S. dollar loans for each interest period.

The Company currently pays a credit facility fee of 15 basis points per annum. The facility fee per annum will be within a range of 12.5 to 30 basis points based on the Company's credit rating. Under the terms of the Credit Facility, the Company has two borrowing options: borrowing at a rate tied to adjusted SOFR rate plus 10 basis points plus a spread of 110 basis points or a base rate plus a margin of 10 basis points. The rates are determined by the Company's credit ratings, with spreads ranging from 100 to 170 basis points for SOFR rate borrowings and 0 to 70 basis points for base rate borrowings. The Company is required to maintain compliance with two financial covenants included in the Credit Facility: a minimum interest coverage ratio and a maximum net leverage ratio. The minimum interest coverage ratio, as defined in the agreement, is not permitted to be less than 3.00 to 1.00. The maximum net leverage ratio, as defined in the agreement, is not permitted to be more than 3.50 to 1.00 but allows for a 12-month increase to 4.00 to 1.00 following the consummation of a Qualified Acquisition (as such term is defined in the Amended Credit Facility). As of December 31, 2023, the Company was in compliance with the financial covenants in the Credit Facility.

During 2023, there were no borrowings under the Credit Facility, and available borrowing capacity as of December 31, 2023 totaled $741.9 million, net of $8.1 million of letters of credit outstanding under the Credit Facility.

During 2022, gross borrowings under the Credit Facility totaled $125.0 million. As of December 31, 2022, there were no borrowings outstanding, and available borrowing capacity totaled $747.2 million, net of $2.8 million of letters of credit outstanding under the Credit Facility. The maximum amount utilized during 2022, including letters of credit outstanding under the Credit Facility, was $127.8 million.

Commercial Paper

In December 2019, the Company entered into an unsecured commercial paper program (CP Program) pursuant to which the Company may issue short-term, unsecured commercial paper notes (CP Notes). During 2022, the Company increased the size of its CP Program to allow the issuance of CP Notes in an aggregate principal amount not to exceed $500.0 million. The CP Program previously allowed the Company to issue CP Notes in an aggregate principal amount not to exceed $300.0 million outstanding at any time. Amounts available under the CP Program may be borrowed, repaid and re-borrowed from time to time with the aggregate principal amount of CP Notes outstanding under the CP Program at any time not exceeding the lower of $500.0 million or the available borrowing amount under the Credit Facility. The net proceeds of the issuances of the CP Notes are expected to be used for general corporate purposes. The maturities of the CP Notes will vary but may not exceed 397 days from the date of issue. The CP Notes will be sold under customary terms in the commercial paper market and will be issued at a discount to par or alternatively, will be issued at par and bear varying interest rates on a fixed or floating basis. During 2023, borrowings under the CP Program totaled $485.0 million, all of which were repaid during the period. During 2023, the maximum amount utilized under the CP Program was $125.0 million. During 2022, borrowings under the CP Program totaled $500.0 million, all of which were repaid during the period. During 2022, the maximum amount utilized under the CP Program was $300.0 million.

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

Note 15 – Postretirement Benefits

Defined Contribution Plan and Other Pension/Postretirement Benefit Plans. The Company has defined contribution plans and makes contributions including matching and annual discretionary contributions which are based on various percentages of compensation and in some instances, are based on the amount of the employees' contributions to the plans. The expense related to the defined contribution plans was $47.0 million in 2023, $58.0 million in 2022 and $47.1 million in 2021.

The Company also maintains a nonqualified pension plan and an other postretirement benefit plan. The funded status of the nonqualified pension plan includes projected and accumulated benefit obligations of $17.0 million and $18.6 million as of December 31, 2023 and 2022, respectively. The other postretirement plan is frozen. The funded status of the other postretirement benefit plan includes projected and accumulated benefit obligations of $19.9 million and $21.1 million as of December 31, 2023 and 2022, respectively.

The Company's foreign pension and other postretirement plans are not significant, individually or in the aggregate. The projected benefit obligation, net of plan assets for the Company's foreign pension plans, was $15.1 million and $11.5 million as of December 31, 2023 and 2022, respectively.

Activity impacting the Consolidated Statements of Operations and Consolidated Statements of Cash Flows related to these plans was immaterial in 2023, 2022, and 2021.

Note 16 – Stock Plans and Management Compensation

On May 3, 2023, the Company's shareholders approved the Brunswick Corporation 2023 Stock Incentive Plan (Plan), which replaced the Company's 2014 Stock Incentive Plan. Under the Plan, the Company may grant stock options, stock appreciation rights (SARs), non-vested stock units, performance awards, and other share-based or cash-based awards to executives, other employees, non-employee directors and persons expected to become officers, other employees and non-employee directors with shares from treasury shares and from authorized, but unissued, shares of common stock initially available for grant, in addition to: (i) the forfeiture of past awards; (ii) shares not issued upon the net settlement of SARs; or (iii) shares delivered to or withheld by the Company to pay the withholding taxes related to awards. As of December 31, 2023, 3.6 million shares remained available for grant.

Share grant amounts, fair values and fair value assumptions reflect all outstanding awards for both continuing and discontinued operations.

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

Generally, grants of non-vested stock units are forfeited if employment is terminated prior to vesting. Non-vested stock units vest pro rata over one year if (i) the grantee has attained the age of 62, as long as the grantee also has a minimum of three years of continuous service from his or her most recent hire date, or (ii) the grantee's age plus total years of service equals 70 or more.

The Company recognizes the cost of non-vested stock units on a straight-line basis over the requisite service period. Additionally, cash-settled, non-vested stock units are recorded as a liability on the balance sheet and adjusted to fair value each reporting period through stock compensation expense. During the years ended December 31, 2023, 2022 and 2021, the Company charged $20.4 million, $18.2 million and $16.3 million, respectively, to compensation expense for non-vested stock units. The related income tax benefit recognized in 2023, 2022 and 2021 was $5.0 million, $4.5 million and $4.0 million, respectively. The fair value of shares vested during 2023, 2022 and 2021 was $24.5 million, $16.7 million and $11.3 million, respectively.

The weighted average price per non-vested stock unit at grant date was $88.00, $93.62 and $91.14 for units granted in 2023, 2022 and 2021, respectively. Non-vested stock unit activity for the year ended December 31, 2023 was as follows:

(in thousands, except grant date fair value)	Non-vested Stock Unit Activity	Weighted Average Grant Date Fair Value ($)
Non-vested units, unvested as of January 1, 2023	601	82.14
Awarded	278	88.00
Forfeited	(49)	86.54
Vested	(253)	68.17
Non-vested units, unvested as of December 31, 2023	577	90.72

As of December 31, 2023, there was $14.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. The Company expects this expense to be recognized over a weighted average period of 1.4 years.

Performance Awards

In 2023, 2022 and 2021, the Company granted performance shares to certain senior executives. Performance share awards are based on three performance measures: a cash flow return on investment (CFROI) measure, an operating margin (OM) measure and a total shareholder return (TSR) modifier. Performance shares are earned based on a three-year performance period commencing at the beginning of the calendar year of each grant. The performance shares earned are then subject to a TSR modifier based on stock returns measured against stock returns of a predefined comparator group over a three-year performance period. Additionally, in 2023, 2022 and 2021, the Company granted 36,170, 24,320 and 24,560 performance shares, respectively, to certain officers and certain senior managers based on the respective measures and performance periods described above but excluding a TSR modifier.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
The fair values of the senior executives' performance share award grants with a TSR modifier at the grant date in 2023, 2022 and 2021 were $88.47, $94.59 and $91.44, respectively, which were estimated using the Monte Carlo valuation model, and incorporated the following assumptions:

	2023	2022	2021
Risk-free interest rate	4.3%	1.7%	0.2%
Dividend yield	1.8%	1.5%	1.2%
Volatility factor	49.8%	54.8%	65.6%
Expected life of award	2.9 years	2.9 years	2.9 years

The fair value of certain officers' and certain senior managers' performance awards granted based solely on the CFROI and OM performance factors was $83.97, $91.62 and $87.48, which was equal to the stock price on the date of grant in 2023, 2022 and 2021, respectively, less the present value of dividend payments over the vesting period.

The Company recorded compensation expense related to performance awards of $2.1 million, $3.6 million and $13.5 million in 2023, 2022 and 2021, respectively. The related income tax benefit recognized in 2023, 2022 and 2021 was $0.5 million, $0.9 million and $3.3 million, respectively. The fair value of awards vested during 2023, 2022 and 2021 was $16.2 million, $14.6 million and $18.6 million, respectively.

Performance award activity for the year ended December 31, 2023 was as follows:

(in thousands, except grant date fair value)	Performance Awards	Weighted Average Grant Date Fair Value ($)
Performance awards, unvested at January 1	191	90.97
Awarded	206	78.49
Forfeited	(13)	87.15
Vested and earned	(167)	77.02
Performance awards, unvested at December 31	217	90.09

As of December 31, 2023, the Company had $1.3 million of total unrecognized compensation expense related to performance awards. The Company expects this expense to be recognized over a weighted average period of 1.6 years.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Note 17 – Comprehensive Income (Loss)

The following table presents reclassification adjustments out of Accumulated other comprehensive income (loss) during the years ended December 31, 2023, 2022 and 2021:

(in millions)
Details about Accumulated other comprehensive income (loss) components	2023	2022	2021	Affected line item in the statement where net income is presented
Amortization of defined benefit items:
Prior service credits	$4.3	$0.7	$0.2	Other income (expense), net
Net actuarial losses	(2.2)	(0.9)	(1.1)	Other income (expense), net
	2.1	(0.2)	(0.9)	Earnings before income taxes
	(1.0)	—	0.1	Income tax provision
	$1.1	$(0.2)	$(0.8)	Net earnings from continuing operations

Amount of gain (loss) reclassified into earnings on derivative contracts:
Interest rate contracts	$(0.1)	$(0.3)	$(0.6)	Interest expense
Foreign exchange contracts	16.8	26.0	(8.3)	Cost of sales
Commodity contracts	(3.1)	1.4	4.7	Cost of sales
	13.6	27.1	(4.2)	Earnings before income taxes
	(4.0)	(7.1)	1.3	Income tax provision
	$9.6	$20.0	$(2.9)	Net earnings from continuing operations

Note 18 – Treasury Stock

The Company has executed share repurchases against an authorization approved by the Board of Directors in 2022. In 2023, the Company repurchased $275.0 million of stock under this authorization and as of December 31, 2023, the remaining authorization was $121.5 million.

Treasury stock activity for the years ended December 31, 2023, 2022 and 2021 was as follows:

(Shares in thousands)	2023	2022	2021
Balance as of January 1	31,173	25,605	24,663
Compensation plans and other	(298)	(343)	(303)
Share repurchases	3,436	5,911	1,245
Balance as of December 31	34,311	31,173	25,605

Note 19 – Leases

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

A summary of the Company's lease assets and lease liabilities as of December 31, 2023 and December 31, 2022 is as follows:

(in millions)	Classification	2023	2022
Lease Assets
Operating lease assets	Operating lease assets	$152.2	$114.8

Lease Liabilities
Current operating lease liabilities	Accrued expenses	28.3	27.8
Non-current operating lease liabilities	Operating lease liabilities	133.9	97.8
Total lease liabilities		$162.2	$125.6

A summary of the Company's total lease cost for the years ended December 31, 2023, December 31, 2022 and December 31, 2021 is as follows:

(in millions)	Classification	2023	2022	2021
Operating lease cost	Selling, general and administrative expense	$20.1	$16.2	$13.4
	Cost of sales	39.3	34.0	28.6
Variable lease cost	Selling, general and administrative expense	1.6	1.3	1.1
	Cost of sales	6.2	5.5	5.2
Total lease cost (A)		$67.2	$57.0	$48.3

(A) Includes total short-term lease cost which is immaterial.

The Company's maturity analysis of its operating lease liabilities as of December 31, 2023 is as follows:

(in millions)
2024	$37.2
2025	28.0
2026	23.2
2027	19.7
2028	17.3
Thereafter	97.7
Total lease payments	223.1
Less: Interest	(60.9)
Present value of lease liabilities	$162.2

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
The total weighted-average discount rate and remaining lease term for the Company's operating leases were 6.5 percent and 9.3 years, respectively, as of December 31, 2023. Total operating lease payments reflected in operating cash flows were $30.0 million for the year ended December 31, 2023.

As of December 31, 2023, we have entered into leases with total lease payments of approximately $80.5 million, primarily for office space and equipment, that have not yet commenced. These leases are expected to commence in 2024 and 2025, with lease terms of up to 14 years.

Note 20 – Supplier Finance Program Obligations

Under our supplier finance program, the Company agrees to pay Bank of America (the Bank) the stated amount of confirmed invoices from our suppliers on the original invoice payment due date. Our suppliers may request payment from the Bank at a date earlier than the payment due date stated on the original invoice in exchange for a fee in the form of a discounted invoice amount. Brunswick or the Bank may terminate the agreement upon at least 90 days’ notice. The supplier invoices that have been confirmed as valid under the program require payment ranging from 60 to 120 days from the invoice date, consistent with the terms of the original invoice. The Company does not pay the Bank any service fees or subscription fees under the program. In addition, the Company does not pledge any assets as security or provide other forms of guarantees for the committed payment to the Bank. As of December 31, 2023 and 2022, the Company had $11.6 million and $18.2 million confirmed invoices under the supplier finance program, respectively, which were included in Accounts payable on the Consolidated Balance Sheets. The roll-forward of the Company's outstanding obligations confirmed as valid under its supplier finance program for the year ended December 31, 2023 is as follows:

(in millions)	2023
Confirmed obligations outstanding at the beginning of the year	$18.2
Invoices confirmed during the year	99.3
Confirmed invoices paid during the year	(105.9)
Confirmed obligations outstanding at the end of the year	$11.6

BRUNSWICK CORPORATION
Schedule II - Valuation and Qualifying Accounts
(in millions)

Allowances for Losses on Receivables	Balance at Beginning of Year	Charges to Profit and Loss	Write-offs	Recoveries	Other	Balance at End of Year
2023	$10.2	$3.2	$(4.2)	$1.4	$0.2	$10.8

2022	9.7	2.0	(2.6)	0.3	0.8	10.2

2021	10.7	0.4	(1.0)	0.1	(0.5)	9.7

Deferred Tax Asset Valuation Allowance	Balance at Beginning of Year	Charges to Profit and Loss (A)	Write-offs	Recoveries	Other (B)	Balance at End of Year
2023	$52.8	$17.8	$—	$—	$0.7	$71.3

2022	97.9	(10.4)	—	—	(34.7)	52.8

2021	93.4	(24.2)	—	—	28.7	97.9

(A) For the year ended December 31, 2023, the deferred tax asset valuation expense primarily relates to reassessments of certain federal tax credits, impairment of certain investments, and state tax credits and NOL's. For the year ended December 31, 2022, the deferred tax asset valuation benefit activity primarily relates to reassessments for state tax credits and NOL’s and certain federal losses. For the year ended December 31, 2021, the deferred tax asset valuation benefit activity primarily relates to reassessments for state tax credits and NOL’s and to certain federal tax credits.
(B) For the year ended December 31, 2023, the activity primarily relates to currency translation of foreign balances. For the year ended December 31, 2022, the activity primarily relates to final adjustments to the opening balances of foreign entities acquired during the fourth quarter of 2021. For the year ended December 31, 2021, the activity primarily relates to the opening balances of foreign entities acquired during the year.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUNSWICK CORPORATION
February 16, 2024	By:	/S/ RANDALL S. ALTMAN
Randall S. Altman
Senior Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

February 16, 2024	By:	/S/ DAVID M. FOULKES
David M. Foulkes
Chief Executive Officer and Director
(Principal Executive Officer)

February 16, 2024	By:	/S/ RYAN M. GWILLIM
Ryan M. Gwillim
Executive Vice President and Chief Financial and Strategy Officer
(Principal Financial Officer)

February 16, 2024	By:	/S/ RANDALL S. ALTMAN
Randall S. Altman
Senior Vice President and Controller
(Principal Accounting Officer)

This report has been signed by the following directors, constituting the remainder of the Board of Directors, by Ryan M. Gwillim, as Attorney-in-Fact.

Nancy E. Cooper
David C. Everitt
Reginald Fils-Aimé
Lauren Patricia Flaherty
Joseph W. McClanathan
David V. Singer
J. Steven Whisler
Roger J. Wood
MaryAnn Wright

February 16, 2024	By:	/S/ RYAN M. GWILLIM
Ryan M. Gwillim
Attorney-in-Fact