Form 10-Q
period 2024-03-30
BRUNSWICK CORP
filed 2024-05-02
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended March 30, 2024

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
The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of April 30, 2024 was 67,567,180.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 30, 2024

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(in millions, except per share data)	March 30, 2024	April 1, 2023
Net sales	$1,365.0	$1,743.6
Cost of sales	991.4	1,238.0
Selling, general and administrative expense	203.7	211.3
Research and development expense	45.8	48.7
Restructuring, exit and impairment charges	13.5	9.5
Operating earnings	110.6	236.1
Equity earnings	2.5	2.2
Other expense, net	—	(0.9)
Earnings before interest and income taxes	113.1	237.4
Interest expense	(28.6)	(28.2)
Interest income	2.5	2.2
Earnings before income taxes	87.0	211.4
Income tax provision	18.6	99.0
Net earnings from continuing operations	68.4	112.4
Net loss from discontinued operations, net of tax	(0.4)	(0.1)
Net earnings	$68.0	$112.3

Earnings per common share:
Basic
Earnings from continuing operations	$1.00	$1.57
Loss from discontinued operations	(0.01)	—
Net earnings	$0.99	$1.57

Diluted
Earnings from continuing operations	$1.00	$1.56
Loss from discontinued operations	(0.01)	—
Net earnings	$0.99	$1.56

Weighted average shares used for computation of:
Basic earnings per common share	68.3	71.5
Diluted earnings per common share	68.5	71.8

Comprehensive income	$57.5	$115.9

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 30, 2024	December 31, 2023	April 1, 2023
Assets
Current assets
Cash and cash equivalents, at cost, which approximates fair value	$548.4	$467.8	$387.8
Restricted cash	11.1	11.1	11.1
Short-term investments in marketable securities	0.8	0.8	0.8
Total cash and short-term investments in marketable securities	560.3	479.7	399.7
Accounts and notes receivable, less allowances of $11.2, $10.8, $10.6	616.8	493.2	698.0
Inventories
Finished goods	1,028.1	932.0	858.6
Work-in-process	166.0	181.6	218.4
Raw materials	360.9	363.2	429.0
Net inventories	1,555.0	1,476.8	1,506.0
Prepaid expenses and other	75.1	60.0	74.7
Current assets	2,807.2	2,509.7	2,678.4

Property
Land	44.0	44.1	42.8
Buildings and improvements	621.7	619.7	582.7
Equipment	1,560.5	1,551.5	1,506.7
Total land, buildings and improvements and equipment	2,226.2	2,215.3	2,132.2
Accumulated depreciation	(1,153.8)	(1,135.5)	(1,074.2)
Net land, buildings and improvements and equipment	1,072.4	1,079.8	1,058.0
Unamortized product tooling costs	236.6	236.0	235.5
Net property	1,309.0	1,315.8	1,293.5

Other assets
Goodwill	1,026.3	1,030.7	974.0
Other intangibles, net	964.3	978.0	992.4
Deferred income tax asset	185.5	186.8	148.3
Operating lease assets	158.9	152.2	122.6
Equity investments	41.4	38.7	61.5
Other long-term assets	16.1	18.6	17.9
Other assets	2,392.5	2,405.0	2,316.7

Total assets	$6,508.7	$6,230.5	$6,288.6

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

(in millions)	March 30, 2024	December 31, 2023	April 1, 2023
Liabilities and shareholders' equity
Current liabilities
Short-term debt and current maturities of long-term debt	$455.4	$454.7	$89.8
Accounts payable	513.8	558.0	594.0
Accrued expenses	704.6	739.4	754.8
Current liabilities	1,673.8	1,752.1	1,438.6

Long-term liabilities
Debt	2,371.9	1,975.7	2,420.5
Operating lease liabilities	140.7	133.9	106.3
Postretirement benefits	49.7	52.5	48.3
Deferred income tax liability	12.1	12.4	12.4
Other	210.9	216.5	200.0
Long-term liabilities	2,785.3	2,391.0	2,787.5

Shareholders' equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares; outstanding: 67,689,000, 68,227,000 and 70,891,000 shares	76.9	76.9	76.9
Additional paid-in capital	383.4	392.0	376.0
Retained earnings	3,636.3	3,596.9	3,372.3
Treasury stock, at cost: 34,849,000, 34,311,000 and 31,647,000 shares	(2,010.8)	(1,952.7)	(1,736.8)
Accumulated other comprehensive loss	(36.2)	(25.7)	(25.9)
Shareholders' equity	2,049.6	2,087.4	2,062.5

Total liabilities and shareholders' equity	$6,508.7	$6,230.5	$6,288.6

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(in millions)	March 30, 2024	April 1, 2023
Cash flows from operating activities
Net earnings	$68.0	$112.3
Less: net loss from discontinued operations, net of tax	(0.4)	(0.1)
Net earnings from continuing operations	68.4	112.4
Depreciation and amortization	69.4	64.7
Stock compensation expense	6.1	5.9
Pension funding, net of expense	(0.3)	(0.6)
Asset impairment charges	0.5	1.2
Deferred income taxes	1.9	2.2
Changes in certain current assets and current liabilities	(301.2)	(269.7)
Long-term extended warranty contracts and other deferred revenue	2.1	2.5
Income taxes	0.2	78.4
Other, net	4.8	(11.5)
Net cash used for operating activities of continuing operations	(148.1)	(14.5)
Net cash used for operating activities of discontinued operations	(5.3)	(1.3)
Net cash used for operating activities	(153.4)	(15.8)

Cash flows from investing activities
Capital expenditures	(54.0)	(93.5)
Sales or maturities of marketable securities	—	3.8
Investments	(3.0)	(7.6)
Acquisition of businesses, net of cash acquired	(0.7)	—
Proceeds from the sale of property, plant and equipment	2.3	2.7
Net cash used for investing activities	(55.4)	(94.6)

Cash flows from financing activities
Proceeds from issuances of short-term debt	1.1	1.4
Payments of short-term debt	(0.9)	(0.2)
Net proceeds from issuances of long-term debt	396.9	—
Payments of long-term debt including current maturities	(0.6)	(0.6)
Common stock repurchases	(63.6)	(60.0)
Cash dividends paid	(28.6)	(28.5)
Tax withholding associated with shares issued for share-based compensation	(9.2)	(13.0)
Other, net	(1.0)	—
Net cash provided by (used for) financing activities	294.1	(100.9)

Effect of exchange rate changes on cash and cash equivalents	(4.7)	1.7
Net increase (decrease) in Cash and cash equivalents and Restricted cash	80.6	(209.6)
Cash and cash equivalents and Restricted cash at beginning of period	478.9	608.5

Cash and cash equivalents and Restricted cash at end of period	559.5	398.9
Less: Restricted cash	11.1	11.1
Cash and cash equivalents at end of period	$548.4	$387.8

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

Brunswick Corporation
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated other comprehensive loss	Total
Balance at December 31, 2023	$76.9	$392.0	$3,596.9	$(1,952.7)	$(25.7)	$2,087.4
Net earnings	—	—	68.0	—	—	68.0
Other comprehensive loss	—	—	—	—	(10.5)	(10.5)
Dividends ($0.42 per common share)	—	—	(28.6)	—	—	(28.6)
Compensation plans and other	—	(8.6)	—	6.0	—	(2.6)
Common stock repurchases	—	—	—	(64.1)	—	(64.1)
Balance at March 30, 2024	$76.9	$383.4	$3,636.3	$(2,010.8)	$(36.2)	$2,049.6

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated other comprehensive loss	Total
Balance at December 31, 2022	$76.9	$391.3	$3,288.5	$(1,684.9)	$(29.5)	$2,042.3
Net earnings	—	—	112.3	—	—	112.3
Other comprehensive income	—	—	—	—	3.6	3.6
Dividends ($0.40 per common share)	—	—	(28.5)	—	—	(28.5)
Compensation plans and other	—	(15.3)	—	8.5	—	(6.8)
Common stock repurchases	—	—	—	(60.4)	—	(60.4)
Balance at April 1, 2023	$76.9	$376.0	$3,372.3	$(1,736.8)	$(25.9)	$2,062.5

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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Brunswick's 2023 Annual Report on Form 10-K for the year ended December 31, 2023 (the 2023 Form 10-K). These results include, in management's opinion, all normal and recurring adjustments necessary to present fairly Brunswick's financial position, results of operations and cash flows. Due to the seasonality of Brunswick's businesses, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Saturday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The first quarter of fiscal year 2024 ended on March 30, 2024 and the first quarter of fiscal year 2023 ended on April 1, 2023.

Recently Issued Accounting Standards

Segment Reporting: In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280) — Improvements to Reportable Segment Disclosures, which adds new disclosure requirements related to significant segment expenses regularly provided to the chief operating decision maker (CODM) and included in each reported measure of segment profit or loss, other segment items that constitute the difference between segment revenues less significant segment expenses and the measure of profit or loss, disclosure of the CODMs title and position as well as an explanation of how the CODM uses the reported measures and expanded interim disclosures. ASU 2023-07 is effective for financial statements for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating the potential impact of adopting this guidance on the consolidated financial statements.

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
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Revenue Recognition

The following tables present the Company's revenue in categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors:

	Three Months Ended
	March 30, 2024
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Geographic Markets
United States	$378.7	$179.5	$123.5	$333.7	$1,015.4
Europe	87.0	27.4	61.7	40.0	216.1
Asia-Pacific	43.8	25.4	16.0	5.5	90.7
Canada	16.0	15.2	4.2	37.5	72.9
Rest-of-World	52.7	14.9	5.5	9.0	82.1
Segment Eliminations	(82.4)	(1.7)	(28.1)	—	(112.2)
Total	$495.8	$260.7	$182.8	$425.7	$1,365.0

	Three Months Ended
	April 1, 2023
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Geographic Markets
United States	$495.8	$202.9	$182.3	$440.0	$1,321.0
Europe	115.5	27.0	65.4	51.1	259.0
Asia-Pacific	58.5	27.9	18.6	7.3	112.3
Canada	28.4	18.8	5.2	65.9	118.3
Rest-of-World	53.4	12.0	5.8	10.9	82.1
Segment Eliminations	(113.7)	(2.0)	(33.1)	(0.3)	(149.1)
Total	$637.9	$286.6	$244.2	$574.9	$1,743.6

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended
	March 30, 2024
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Major Product Lines
Outboard Engines	$450.5	$—	$—	$—	$450.5
Controls, Rigging, and Propellers	90.4	—	—	—	90.4
Sterndrive Engines	37.3	—	—	—	37.3
Distribution	—	152.4	—	—	152.4
Products	—	110.0	—	—	110.0
Navico Group	—	—	210.9	—	210.9
Aluminum Freshwater Boats	—	—	—	150.2	150.2
Recreational Fiberglass Boats	—	—	—	135.3	135.3
Saltwater Fishing Boats	—	—	—	107.2	107.2
Business Acceleration	—	—	—	49.2	49.2
Boat Eliminations/Other	—	—	—	(16.2)	(16.2)
Segment Eliminations	(82.4)	(1.7)	(28.1)	—	(112.2)
Total	$495.8	$260.7	$182.8	$425.7	$1,365.0

	Three Months Ended
	April 1, 2023
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Major Product Lines
Outboard Engines	$593.2	$—	$—	$—	$593.2
Controls, Rigging, and Propellers	106.0	—	—	—	106.0
Sterndrive Engines	52.4	—	—	—	52.4
Distribution	—	175.3	—	—	175.3
Products	—	113.3	—	—	113.3
Navico Group	—	—	277.3	—	277.3
Aluminum Freshwater Boats	—	—	—	230.4	230.4
Recreational Fiberglass Boats	—	—	—	198.4	198.4
Saltwater Fishing Boats	—	—	—	113.1	113.1
Business Acceleration	—	—	—	39.8	39.8
Boat Eliminations/Other	—	—	—	(6.5)	(6.5)
Segment Eliminations	(113.7)	(2.0)	(33.1)	(0.3)	(149.1)
Total	$637.9	$286.6	$244.2	$574.9	$1,743.6

As of December 31, 2023, $187.1 million of contract liabilities associated with extended warranties, deferred revenue and customer deposits were reported in Accrued expenses and Other long-term liabilities, of which $20.5 million were recognized as revenue during the three months ended March 30, 2024. As of March 30, 2024, total contract liabilities were $198.4 million. The total amount of the transaction price allocated to unsatisfied performance obligations as of March 30, 2024 was $189.8 million for contracts greater than one year, which primarily relates to extended warranties. The Company expects to recognize $48.6 million of this amount in 2024, $52.0 million in 2025, and $89.2 million thereafter.

Note 3 – Restructuring, Exit and Impairment Activities

The Company recorded restructuring, exit and impairment charges in the Condensed Consolidated Statements of Comprehensive Income in 2024.

During the three months ended March 30, 2024 and April 1, 2023, the Company recorded restructuring charges related to headcount reductions and related costs associated with streamlining the enterprise-wide cost structure and improving operating efficiencies.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table is a summary of these expenses for the three months ended March 30, 2024:

(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Corporate	Total
Restructuring, exit and impairment activities:
Employee termination and other benefits	$5.6	$3.3	$2.2	$1.0	$0.9	$13.0
Asset-related	—	—	0.5	—	—	0.5
Total restructuring, exit and impairment charges	$5.6	$3.3	$2.7	$1.0	$0.9	$13.5

Total cash payments for restructuring, exit and impairment charges (A)	$2.7	$1.6	$6.2	$1.0	$0.9	$12.4
Accrued charges at end of the period (B)	$4.1	$2.4	$1.1	$1.7	$0.6	$9.9

(A) Cash payments for the three months ended March 30, 2024 may include payments related to prior period charges.
(B) Restructuring, exit and impairment charges accrued as of March 30, 2024 are expected to be paid in the next twelve months.

The following table is a summary of these expenses for the three months ended April 1, 2023:

(in millions)	Engine P&A	Navico Group	Boat	Corporate	Total
Restructuring, exit and impairment activities:
Employee termination and other benefits	$0.7	$2.4	$1.4	$0.7	$5.2
Asset-related	—	1.2	—	—	1.2
Professional fees	—	—	—	3.1	3.1
Total restructuring, exit and impairment charges	$0.7	$3.6	$1.4	$3.8	$9.5

Total cash payments for restructuring, exit and impairment charges (A)	$0.2	$1.3	$0.7	$0.3	$2.5
Accrued charges at end of the period	$0.5	$5.2	$0.7	$3.5	$9.9

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

The Company paid net cash consideration of $16.0 million for these acquisitions. The opening balance sheets, which are preliminary and subject to change in the measurement period as the Company finalizes the purchase price allocation and fair value estimates, include $13.9 million of goodwill and $3.3 million of customer relationships. The amount assigned to customer relationships will be amortized over the estimated useful life of 10 years. Transaction costs associated with these acquisitions were not material to the Company's consolidated results of operations.

On September 1, 2023, the Company acquired all of the issued and outstanding shares of Fliteboard Pty Ltd (Fliteboard) for $88.3 million net cash consideration. Fliteboard is a leader in eFoiling technology, which combines advanced hydrofoils and electric propulsion on the water. The acquisition of Fliteboard allows the Company to enter the emerging electric-foiling surfboard market and presents the opportunity for technological, manufacturing, commercial and consumer synergies with our existing portfolio. Fliteboard is included as part of the Company's Propulsion segment.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The opening balance sheet, which is preliminary and subject to change in the measurement period as the Company finalizes the purchase price allocation and fair value estimates, includes $38.7 million of goodwill, $20.7 million of trade names, $8.4 million of customer relationships, and $7.1 million of developed technology. The amounts assigned to customer relationships and developed technology will be amortized over the estimated useful lives of 15 years and 10 years, respectively. Transaction costs associated with the acquisition of $1.9 million were expensed as incurred within Selling, general and administrative expense in 2023.

These 2023 acquisitions are not material to the Company's net sales, results of operations, or total assets during any period presented. Accordingly, the Company's consolidated results of operations do not differ materially from historical performance as a result of the acquisitions, and pro forma results for prior periods are not presented.

Note 5 – Financial Instruments

The Company operates globally with manufacturing and sales facilities around the world. Due to the Company’s global operations, the Company engages in activities involving both financial and market risks. The Company utilizes normal operating and financing activities, along with derivative financial instruments, to minimize these risks. See Note 12 in the Notes to Consolidated Financial Statements in the 2023 Form 10-K for further details regarding the Company's financial instruments and hedging policies.

Cross-Currency Swaps. The Company enters into cross-currency swaps to hedge Euro currency exposures of the net investment in certain foreign subsidiaries. The cross-currency swaps were designated as net investment hedges, with the amount of gain or loss associated with the change in fair value of these instruments deferred within Accumulated other comprehensive loss and recognized upon termination of the respective investment. During the fourth quarter of 2023, the company entered into $250.0 million of cross-currency swap contracts. As of March 30, 2024 and December 31, 2023, the notional value of cross-currency swap contracts outstanding was $250.0 million. There were no cross-currency swaps outstanding as of April 1, 2023.

Commodity Price. The Company uses commodity swaps to hedge anticipated purchases of aluminum and copper. As of March 30, 2024, December 31, 2023 and April 1, 2023, the notional value of commodity swap contracts outstanding was $27.7 million, $31.8 million and $28.5 million, respectively, and the contracts mature through 2025. The amount of gain or loss associated with the change in fair value of these instruments is deferred in Accumulated other comprehensive loss and recognized in Cost of sales in the same period or periods during which the hedged transaction affects earnings. As of March 30, 2024, the Company estimates that, during the next 12 months, it will reclassify approximately $1.0 million in net losses (based on current prices) from Accumulated other comprehensive loss to Cost of sales.

Foreign Currency Derivatives. The Company enters into forward contracts to manage foreign exchange exposure related to forecasted transactions and assets and liabilities that are subject to risk from foreign currency exchange rate changes. Forward exchange contracts outstanding as of March 30, 2024, December 31, 2023 and April 1, 2023 had notional contract values of $720.2 million, $694.6 million and $690.6 million, respectively. The forward contracts outstanding as of March 30, 2024 mature through 2025 and mainly relate to the Euro, Australian dollar, Norwegian krone and Mexican peso. As of March 30, 2024, the Company estimates that during the next 12 months, it will reclassify approximately $5.3 million of net gains (based on current rates) from Accumulated other comprehensive loss to Cost of sales.

Interest-Rate Derivatives. The Company had net deferred gains associated with previously settled forward-starting interest-rate swaps and treasury-lock swaps of $3.3 million as of March 30, 2024, December 31, 2023, and April 1, 2023, respectively. These instruments were designated as cash flow hedges with gains and losses included in Accumulated other comprehensive loss. As of March 30, 2024, the Company estimates that during the next 12 months, it will reclassify approximately $0.1 million of net gains from Accumulated other comprehensive loss to Interest expense.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of March 30, 2024, December 31, 2023 and April 1, 2023, the fair values of the Company’s derivative instruments were:

(in millions)	Fair Value
Asset Derivatives	March 30, 2024	December 31, 2023	April 1, 2023
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	$9.3	$4.1	$12.9
Commodity contracts	0.4	0.9	0.3
Total	$9.7	$5.0	$13.2

Other Hedging Activity
Foreign exchange contracts	$0.7	$0.2	$0.7

Liability Derivatives
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	$2.4	$6.1	$6.0
Commodity contracts	0.7	0.8	1.0
Total	$3.1	$6.9	$7.0

Derivatives Designated as Net Investment Hedges
Cross-currency swaps	$1.0	$5.0	$—

Other Hedging Activity
Foreign exchange contracts	$4.3	$1.8	$0.9

As of March 30, 2024, December 31, 2023 and April 1, 2023, asset derivatives are included within Prepaid expenses and other, and liability derivatives are included within Accrued expenses and Other long-term liabilities in the Condensed Consolidated Balance Sheets.

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 30, 2024 and April 1, 2023 is shown in the tables below.

The amount of gain (loss) on derivatives recognized in Accumulated other comprehensive loss was as follows:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	March 30, 2024	April 1, 2023
Foreign exchange contracts	10.8	3.3
Commodity contracts	(1.1)	(0.2)
Total	$9.7	$3.1

Derivatives Designated as Net Investment Hedging Instruments
Cross-currency swaps	$4.0	$—

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The amount of gain (loss) reclassified from Accumulated other comprehensive loss into earnings was as follows:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	Location of Gain (Loss)	March 30, 2024	April 1, 2023
Interest-rate contracts	Interest expense	$—	$(0.1)
Foreign exchange contracts	Cost of sales	1.9	7.5
Commodity contracts	Cost of sales	(0.8)	(0.6)
Total		$1.1	$6.8

The amount of gain (loss) on derivatives recognized directly into earnings was as follows:

(in millions)
Derivatives Designated as Fair Value Hedging Instruments	Location of Gain (Loss)	March 30, 2024	April 1, 2023
Interest-rate contracts	Interest expense	$—	$0.2

Other Hedging Activity
Foreign exchange contracts	Cost of sales	$2.0	$(0.7)
Foreign exchange contracts	Other expense, net	(2.7)	(0.1)
Total		$(0.7)	$(0.8)

Fair Value of Other Financial Instruments. The carrying values of the Company's short-term financial instruments, including cash and cash equivalents and accounts and notes receivable, approximate their fair values because of the short maturity of these instruments. As of March 30, 2024, December 31, 2023 and April 1, 2023, the fair value of the Company’s long-term debt, including current maturities, and short-term debt was approximately $2,659.5 million, $2,228.2 million and $2,257.4 million, respectively, and was determined using Level 1 and Level 2 inputs described in Note 6 to the Notes to Consolidated Financial Statements in the 2023 Form 10-K. The carrying value of long-term debt, including current maturities, and short-term debt was $2,859.1 million, $2,458.7 million and $2,541.2 million as of March 30, 2024, December 31, 2023 and April 1, 2023, respectively.

Note 6 – Fair Value Measurements

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis:

		Fair Value
(in millions)	Fair Value Level	March 30, 2024	December 31, 2023	April 1, 2023
Cash equivalents	1	$0.2	$0.4	$0.2
Short-term investments in marketable securities	1	0.8	0.8	0.8
Restricted cash	1	11.1	11.1	11.1
Derivative assets	2	10.4	5.2	13.9
Derivative liabilities	2	8.4	13.7	7.9
Deferred compensation	1	1.5	1.5	1.3
Deferred compensation	2	16.2	16.1	15.2
Liabilities measured at net asset value		13.0	12.9	11.6

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 7 – Commitments and Contingencies

Product Warranties

The following activity related to product warranty liabilities was recorded in Accrued expenses during the three months ended March 30, 2024 and April 1, 2023:

(in millions)	March 30, 2024	April 1, 2023
Balance at beginning of period	$157.6	$146.7
Payments	(23.5)	(19.4)
Provisions/additions for contracts issued/sold	18.4	25.2
Aggregate changes for preexisting warranties	(0.1)	0.3
Foreign currency translation	(0.8)	0.3
Other	(1.7)	1.3
Balance at end of period	$149.9	$154.4

Extended Product Warranties

The following activity related to deferred revenue for extended product warranty contracts was recorded in Accrued expenses and Other long-term liabilities during the three months ended March 30, 2024 and April 1, 2023:

(in millions)	March 30, 2024	April 1, 2023
Balance at beginning of period	$127.2	$112.5
Extended warranty contracts sold	9.6	8.9
Revenue recognized on existing extended warranty contracts	(7.3)	(6.3)
Foreign currency translation	(0.2)	—
Other	(0.1)	(0.1)
Balance at end of period	$129.2	$115.0

Note 8 – Goodwill and Other Intangibles

Changes in the Company's goodwill during the three months ended March 30, 2024 and April 1, 2023, by segment, are summarized below:

(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
December 31, 2023	$54.1	$233.0	$599.7	$143.9	$1,030.7
Adjustments	(1.1)	(0.2)	(3.0)	(0.1)	(4.4)
March 30, 2024	$53.0	$232.8	$596.7	$143.8	$1,026.3

December 31, 2022	$14.0	$232.8	$595.8	$125.0	$967.6
Adjustments	—	—	1.7	4.7	6.4
April 1, 2023	$14.0	$232.8	$597.5	$129.7	$974.0

Adjustments in both periods include the effect of foreign currency translation on goodwill denominated in currencies other than the U.S. dollar. Adjustments during the three months ended March 30, 2024 also include immaterial purchase accounting adjustments related to the 2023 Fliteboard and Freedom Boat Club acquisitions. Adjustments during the three months ended April 1, 2023 also include $4.5 million of purchase accounting adjustments from 2022 Freedom Boat Club acquisitions, related to boat fleet fair market value adjustments. There was no accumulated impairment loss on goodwill as of March 30, 2024, December 31, 2023 or April 1, 2023.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company's intangible assets, included within Other intangibles, net on the Condensed Consolidated Balance Sheets as of March 30, 2024, December 31, 2023 and April 1, 2023, are summarized by intangible asset type below:

	March 30, 2024		December 31, 2023		April 1, 2023
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Customer relationships	$905.9	$(439.6)	$907.3	$(428.6)	$897.7	$(397.5)
Trade names	310.3	—	311.5	—	305.5	—
Developed technology	167.2	(27.1)	167.5	(24.3)	160.0	(16.0)
Other	98.0	(50.4)	91.2	(46.6)	79.2	(36.5)
Total	$1,481.4	$(517.1)	$1,477.5	$(499.5)	$1,442.4	$(450.0)

Other intangible assets primarily consist of software, patents, and franchise agreements. Gross amounts and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation. Aggregate amortization expense for intangibles was $17.9 million and $16.6 million for three months ended March 30, 2024 and April 1, 2023, respectively.

The Company tests its intangible assets for impairment during the fourth quarter of each year, or whenever a change in events and circumstances (triggering event) occurs that indicates the fair value of intangible assets may be below their carrying values. The Company did not record any impairment charges during the three months ended March 30, 2024 or April 1, 2023.

Note 9 – Segment Information

Information about the operations of Brunswick's reportable segments is set forth below:

	Net Sales		Operating Earnings (Loss)
	Three Months Ended		Three Months Ended
(in millions)	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Propulsion	$578.2	$751.6	$82.8	$151.1
Engine P&A	262.4	288.6	33.2	47.8
Navico Group	210.9	277.3	(2.4)	12.8
Boat	425.7	575.2	29.4	57.8
Corporate/Other	—	—	(32.4)	(33.4)
Segment Eliminations	(112.2)	(149.1)	—	—
Total	$1,365.0	$1,743.6	$110.6	$236.1

	Total Assets
(in millions)	March 30, 2024	December 31, 2023	April 1, 2023
Propulsion	$1,758.8	$1,648.7	$1,634.0
Engine P&A	927.1	855.6	940.6
Navico Group	2,043.0	2,074.3	2,152.7
Boat	922.0	874.8	882.5
Corporate/Other	857.8	777.1	678.8
Total	$6,508.7	$6,230.5	$6,288.6

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 10 – Comprehensive Income

Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets includes foreign currency cumulative translation adjustments; prior service costs and credits and net actuarial gains and losses for defined benefit plans; and unrealized derivative gains and losses, all net of tax. Changes in the components of Accumulated other comprehensive loss, all net of tax, for the three months ended March 30, 2024 and April 1, 2023 are as follows:

	Three Months Ended
(in millions)	March 30, 2024	April 1, 2023
Net earnings	$68.0	$112.3
Other comprehensive income (loss):
Foreign currency cumulative translation adjustments	(19.6)	6.3
Net change in unamortized prior service credits	(0.1)	—
Net change in unamortized actuarial gains (losses)	(0.1)	0.1
Net change in unrealized derivative gains (losses)	9.3	(2.8)
Total other comprehensive (loss) income	(10.5)	3.6
Comprehensive income	$57.5	$115.9

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the three months ended March 30, 2024:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial gains	Unrealized investment gains	Net derivative gains	Total
Beginning balance	$(49.5)	$(7.4)	$7.9	$0.2	$23.1	$(25.7)
Other comprehensive (loss) income before reclassifications (A)	(19.6)	—	—	—	10.0	(9.6)
Amounts reclassified from Accumulated other comprehensive loss (B)(C)	—	(0.1)	(0.1)	—	(0.7)	(0.9)
Net other comprehensive (loss) income	(19.6)	(0.1)	(0.1)	—	9.3	(10.5)
Ending balance	$(69.1)	$(7.5)	$7.8	$0.2	$32.4	$(36.2)

(A) The tax effects for the three months ended March 30, 2024 were $3.0 million for foreign currency translation and $(3.7) million for derivatives.
(B) The tax effects for the three months ended March 30, 2024 were $0.4 million for derivatives.
(C) The reclassification adjustments from Accumulated other comprehensive loss and associated tax effects related to defined benefit items were not material for the three months ended March 30, 2024. Refer to Note 5 – Financial Instruments for the reclassification adjustments from Accumulated other comprehensive loss related to derivatives.

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the three months ended April 1, 2023:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial losses	Unrealized investment gains	Net derivative gains	Total
Beginning balance	$(71.3)	$(4.1)	$9.7	$0.2	$36.0	$(29.5)
Other comprehensive income before reclassifications (A)	6.3	—	—	—	2.1	8.4
Amounts reclassified from Accumulated other comprehensive loss (B)(C)	—	—	0.1	—	(4.9)	(4.8)
Net other comprehensive income (loss)	6.3	—	0.1	—	(2.8)	3.6
Ending balance	$(65.0)	$(4.1)	$9.8	$0.2	$33.2	$(25.9)

(A) The tax effects for the three months ended April 1, 2023 were $(0.1) million for foreign currency translation and $(1.0) million for derivatives.
(B) The tax effects for the three months ended April 1, 2023 were $1.9 million for derivatives.
(C) The reclassification adjustments from Accumulated other comprehensive loss and associated tax effects related to defined benefit items were not material for the three months ended April 1, 2023. Refer to Note 5 – Financial Instruments for the reclassification adjustments from Accumulated other comprehensive loss related to derivatives.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 11 – Income Taxes

The effective tax rate for the three months ended March 30, 2024 and April 1, 2023 was 21.4 percent and 46.8 percent, respectively. The effective tax rate for the three months ended March 30, 2024 was lower than the same period in the prior year, primarily due to the prior year intercompany sale of certain intellectual property rights from one of our affiliates in Norway to the United States and lower pretax income in high tax jurisdictions.

The Company has evaluated the effects of the Global Anti-Base Erosion Model Rules set forth by the Organization for Economic Co-operation and Development (OECD), referred to as “Pillar Two”, which establishes a global minimum corporate tax rate of 15 percent. The Company has determined that Pillar Two legislation has been enacted in one or more of the jurisdictions in which we operate and the Company is within the scope of the legislation. The Company assessed such enacted legislation, and, as applicable, the Transitional Safe Harbor provisions of Pillar Two, and concluded that the tax effects are not material to the financial statements.

The Company is regularly audited by federal, state and foreign tax authorities. The Internal Revenue Service (IRS) has completed its field examination and has issued its Revenue Agents Report through the 2014 tax year and all open issues have been resolved. The Company is currently open to tax examinations by the IRS for the 2020 through 2022 tax years. The Company is open to state and local tax audits in major tax jurisdictions dating back to the 2017 taxable year. The Company is no longer subject to income tax examinations by any major foreign tax jurisdiction for years prior to 2016.

Note 12 – Debt

The following table provides the changes in the Company's debt for the three months ended March 30, 2024:

(in millions)	Short-term debt and current maturities of long-term debt	Long-term debt	Total
Balance as of December 31, 2023	$454.7	$1,975.7	$2,430.4
Proceeds from issuances of debt (A)	1.1	396.9	398.0
Repayments of debt	(1.5)	—	(1.5)
Reclassification of long-term debt	0.6	(0.6)	—
Other	0.5	(0.1)	0.4
Balance as of March 30, 2024	$455.4	$2,371.9	$2,827.3

(A) During the first quarter of 2024, $400.0 million of 5.850% Senior Notes due 2029 were issued.

As of March 30, 2024, Brunswick was in compliance with the financial covenants associated with its debt.

2029 Notes

In March 2024, the Company issued an aggregate principal amount of $400.0 million of 5.850% Senior Notes due 2029 (the 2029 Notes) in a public offering, which resulted in aggregate net proceeds to the Company of $396.9 million. The Company intends to use the net proceeds from the sale of the 2029 Notes for general corporate purposes, which may include the repayment, repurchase or redemption of certain of its outstanding securities, including its 0.85% Senior Notes due 2024, as may be determined by management from time to time.

The 2029 Notes bear interest at a rate of 5.850% per year. Interest on the 2029 Notes is payable semiannually in arrears on March 18 and September 18 of each year, and the first interest payment date will be September 18, 2024. The 2029 Notes will mature on March 18, 2029.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company may, at its option, redeem the 2029 Notes, in whole or in part, at any time and from time to time prior to maturity. If the Company elects to redeem any (or all) of the 2029 Notes at any time prior to February 18, 2029 (the date that is one month prior to the maturity of the 2029 Notes), it will pay a "make-whole" redemption price set forth in the Sixth Supplemental Indenture dated as of March 18, 2024 (Sixth Supplemental Indenture) to the Indenture dated as of October 3, 2018. On or after February 18, 2029, the Company may, at its option, redeem the 2029 Notes, in whole or in part at any time and from time to time, at a redemption price equal to 100% of the principal amount thereof. In addition to the redemption price, the Company will pay accrued and unpaid interest, if any.

If the Company experiences a change of control triggering event with respect to the 2029 Notes, as defined in the Sixth Supplemental Indenture, each holder of the 2029 Notes may require the Company to repurchase some or all of its 2029 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest.

Debentures

During the third quarter of 2023, the Company made the remaining principal repayments, totaling $79.7 million, of its 7.375% debentures due 2023. The debentures were repaid at 100 percent of the principal amount plus accrued interest in accordance with the provisions of the debentures.

Credit Facility

The Company maintains a Revolving Credit Agreement (Credit Facility). During the three months ended March 30, 2024 and April 1, 2023, there were no borrowings under the Credit Facility. As of March 30, 2024, available borrowing capacity totaled $741.7 million, net of $8.3 million of letters of credit outstanding under the Credit Facility. As of April 1, 2023, available borrowing capacity totaled $741.9 million, net of $8.1 million of letters of credit outstanding under the Credit Facility. Refer to Note 14 in the Notes to Consolidated Financial Statements in the 2023 Form 10-K for details regarding Brunswick's Credit Facility.

Commercial Paper

The Company maintains an unsecured commercial paper program (CP Program) pursuant to which the Company may issue short-term, unsecured commercial paper notes (CP Notes). During the three months ended March 30, 2024, borrowings under the CP Program totaled $425.0 million, all of which were repaid during the period. During the three months ended March 30, 2024, the maximum amount utilized under the CP Program was $225.0 million. During the three months ended April 1, 2023, borrowings under the CP Program totaled $85.0 million, all of which were repaid during the period. During the three months ended April 1, 2023, the maximum amount utilized under the CP Program was $85.0 million. Refer to Note 14 in the Notes to Consolidated Financial Statements in the 2023 Form 10-K for details regarding Brunswick's CP Program.

Note 13 – Supplier Finance Program Obligations

Under our supplier finance program, the Company agrees to pay Bank of America (the Bank) the stated amount of confirmed invoices from our suppliers on the original invoice payment due date. Our suppliers may request payment from the Bank at a date earlier than the payment due date stated on the original invoice in exchange for a fee in the form of a discounted invoice amount. Brunswick or the Bank may terminate the agreement upon at least 90 days’ notice. The supplier invoices that have been confirmed as valid under the program require payment ranging from 60 to 120 days from the invoice date, consistent with the terms of the original invoice. The Company does not pay the Bank any service fees or subscription fees under the program. In addition, the Company does not pledge any assets as security or provide other forms of guarantees for the committed payment to the Bank. As of March 30, 2024, December 31, 2023, and April 1, 2023, the Company had $14.8 million, $11.6 million and $19.9 million confirmed invoices under the supplier finance program, respectively, which were included in Accounts payable on the Condensed Consolidated Balance Sheets.

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

Certain statements in Management's Discussion and Analysis are based on non-GAAP financial measures. GAAP refers to generally accepted accounting principles in the United States. A "non-GAAP financial measure" is a numerical measure of a registrant’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the consolidated statements of operations, balance sheets or statements of cash flows of the issuer; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. For example, the discussion of our cash flows includes an analysis of free cash flows and total liquidity; the discussion of our net sales includes net sales on a constant currency basis; the discussion of our net sales includes net sales excluding acquisitions; and the discussion of our earnings includes a presentation of operating earnings and operating margin excluding restructuring, exit and impairment charges, purchase accounting amortization, acquisition, integration, and IT related costs, IT security incident costs and other applicable charges and of diluted earnings per common share, as adjusted. Non-GAAP financial measures do not include operating and statistical measures.

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

Acquisitions

During the fourth quarter of 2023, we acquired additional Freedom Boat Club franchise operations and territory rights as well as certain marine assets in the Southeast United States for net cash consideration of $16.0 million. On September 1, 2023, the Company acquired all of the issued and outstanding shares of Fliteboard for $88.3 million net cash consideration. Refer to Note 4 – Acquisitions in the Notes to Condensed Consolidated Financial Statements for further information.

Overview

Net sales decreased 22 percent during the first quarter of 2024 when compared with the first quarter of 2023. Our Propulsion segment delivered lower sales and operating earnings versus a record first quarter of 2023, as boat manufacturers and dealers moderated orders and managed production of current model-year products and pipelines ahead of the retail season and model-year change-over. However, the Propulsion segment continued to outperform the industry, gaining 200 basis points of U.S. outboard engine market share versus the first quarter of 2023. Our Engine Parts and Accessories (Engine P&A) segment continued its steady performance with sales and operating earnings down modestly from the first quarter of 2023 as anticipated, but increasing sequentially over the prior quarter. As expected, our Navico Group segment had lower sales and operating earnings versus the first quarter of 2023, but delivered sequential sales and operating earnings increases over the prior quarter. Our Boat segment performed to plan, with exceptional retail performance by Boston Whaler and Sea Ray at early season boat shows, while continuing to introduce new models to support market share gains. Sales and operating earnings were below prior year, consistent with lower planned production levels, while operating margins improved sequentially over the prior quarter. Our international net sales decreased 19 percent in the first quarter on a GAAP and constant currency basis when compared to the prior year quarter.

Operating earnings in the first quarter of 2024 were $110.6 million and $141.5 million on a GAAP and As Adjusted basis, respectively. This compares to operating earnings during the first quarter of 2023 of $236.1 million and $262.4 million on a GAAP and As Adjusted basis, respectively.

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

The table below summarizes the impact of changes in currency exchange rates and also the impact of acquisitions on our net sales:

	Three Months Ended
	Net Sales		2024 vs. 2023
(in millions)	March 30, 2024	April 1, 2023	GAAP	Currency Impact	Acquisition Impact
Propulsion	$578.2	$751.6	(23.1)%	0.1%	0.8%
Engine P&A	262.4	288.6	(9.1)%	(0.1)%	—%
Navico Group	210.9	277.3	(23.9)%	0.2%	—%
Boat	425.7	575.2	(26.0)%	0.1%	0.3%
Segment Eliminations	(112.2)	(149.1)	(24.7)%	—%	—%
Total	$1,365.0	$1,743.6	(21.7)%	0.1%	0.5%

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Condensed Consolidated Statements of Comprehensive Income for the three months ended:

	Three Months Ended		2024 vs. 2023
(in millions, except per share data)	March 30, 2024	April 1, 2023	$ Change	% Change
Net sales	$1,365.0	$1,743.6	$(378.6)	(21.7)%
Gross margin(A)	373.6	505.6	(132.0)	(26.1)%
Restructuring, exit and impairment charges	13.5	9.5	4.0	42.1%
Operating earnings	110.6	236.1	(125.5)	(53.2)%
Net earnings from continuing operations	68.4	112.4	(44.0)	(39.1)%

Diluted earnings per common share from continuing operations	$1.00	$1.56	$(0.56)	(35.9)%

Expressed as a percentage of Net sales:
Gross margin (A)	27.4%	29.0%		(160) bps
Selling, general and administrative expense	14.9%	12.1%		280 bps
Research and development expense	3.4%	2.8%		60 bps
Restructuring, exit and impairment charges	1.0%	0.5%		50 bps
Operating margin	8.1%	13.5%		(540) bps

bps = basis points
NM = not meaningful

(A)Gross margin is defined as Net sales less Cost of sales as presented in the Condensed Consolidated Statements of Comprehensive Income.

The following is a reconciliation of our non-GAAP measures, adjusted operating earnings and adjusted diluted earnings per common share from continuing operations for the three months ended March 30, 2024 when compared with the same prior year comparative period:

	Three Months Ended
	Operating Earnings		Diluted Earnings Per Share
(in millions, except per share data)	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
GAAP	$110.6	$236.1	$1.00	$1.56
Restructuring, exit and impairment charges	13.5	9.5	0.15	0.10
Purchase accounting amortization	14.8	14.2	0.17	0.16
Acquisition, integration, and IT related costs	2.3	2.6	0.03	0.03
IT security incident costs (A)	0.3	—	—	—
Special tax items	—	—	—	0.72
As Adjusted	$141.5	$262.4	$1.35	$2.57

GAAP operating margin	8.1%	13.5%
Adjusted operating margin	10.4%	15.0%
(A) We incurred non-recurring costs related to the 2023 IT security incident during the three months ended March 30, 2024.

Net sales decreased 22 percent during the first quarter when compared with the same prior year period. The components of the consolidated net sales change were as follows:

Percent change in net sales compared to the prior comparative period
March 30, 2024
Three Months Ended
Volume	(23.3)%
Product Mix and Price	1.0%
Currency	0.1%
Acquisitions	0.5%
(21.7)%

Gross margin decreased 160 basis points in the first quarter of 2024 when compared to the same prior year period, driven by higher manufacturing costs including absorption (75 bps), material and labor inflation (65 bps), unfavorable foreign currency exchange-rate fluctuations (50 bps) and depreciation (15 bps), partially offset by sales-related drivers (35 bps) and acquisitions (10 bps).

Selling, general and administrative expense as a percentage of net sales increased 280 basis points during the first quarter of 2024 when compared with the same prior year period, due to lower sales (340 bps), partially offset by lower employee compensation costs associated with headcount reductions (60 bps). Research and development expense decreased in the first quarter of 2024 versus the same period in 2023.

We recorded Restructuring, exit and impairment charges of $13.5 million and $9.5 million during the three months ended March 30, 2024 and April 1, 2023, respectively. We estimate the first quarter 2024 actions will result in approximately $12 million of annualized cost savings. Refer to Note 3 – Restructuring, Exit and Impairment Activities in the Notes to Condensed Consolidated Financial Statements for further information.

We recorded Equity earnings of $2.5 million and $2.2 million in the three months ended March 30, 2024 and April 1, 2023, respectively, which were primarily related to our marine and technology-related joint ventures.

We recognized $0.0 million and $(0.9) million of Other expense, net in the three months ended March 30, 2024 and April 1, 2023, respectively. Other expense, net primarily includes remeasurement gains and losses resulting from changes in foreign currency rates and other postretirement benefit costs.

Net interest expense increased for the three months ended March 30, 2024 when compared with the same prior year period due to an increase in average daily debt outstanding, which was influenced by the timing of debt issuances. Refer to Note 12 – Debt in the Notes to Condensed Consolidated Financial Statements and Note 14 – Debt in the Notes to Consolidated Financial Statements in the 2023 Form 10-K.

We recognized an income tax provision for the three months ended March 30, 2024 of $18.6 million, compared to $99.0 million for the three months ended April 1, 2023. The decrease in the income tax provision for the three months ended March 30, 2024 is due to a discrete income tax expense recorded in connection with the intercompany sale of intellectual property rights in the first quarter of 2023. We have also evaluated the effects of Pillar Two legislation and concluded that the tax effects are not material to the financial statements. Refer to Note 11 – Income Taxes in the Notes to Condensed Consolidated Financial Statements for further information.

The effective tax rate, which is calculated as the income tax provision as a percentage of earnings before income taxes, was 21.4 percent and 46.8 percent for the three months ended March 30, 2024 and April 1, 2023, respectively.

Due to the factors described in the preceding paragraphs, operating earnings, net earnings from continuing operations, and diluted earnings per common share from continuing operations decreased during the three months ended March 30, 2024 when compared with the same prior year period.

Propulsion Segment

The following table sets forth Propulsion segment results and a reconciliation to our non-GAAP measure of adjusted operating earnings for the three months ended:

	Three Months Ended		2024 vs. 2023
(in millions)	March 30, 2024	April 1, 2023	$ Change	% Change
Net sales	$578.2	$751.6	$(173.4)	(23.1)%

GAAP operating earnings	$82.8	$151.1	$(68.3)	(45.2)%
Restructuring, exit and impairment charges	5.6	—	5.6	NM
Purchase accounting amortization	0.6	—	0.6	NM
Acquisition, integration, and IT related costs	0.5	—	0.5	NM
Adjusted operating earnings	$89.5	$151.1	$(61.6)	(40.8)%

GAAP operating margin	14.3%	20.1%		(580) bps
Adjusted operating margin	15.5%	20.1%		(460) bps

NM = not meaningful
bps = basis points

Propulsion segment's net sales decreased $173.4 million, or 23 percent, in the first quarter of 2024 compared to the first quarter of 2023, as boat manufacturers and dealers moderated order patterns, managing production of current model-year products and pipelines ahead of the retail season and model-year change-over.

The components of the Propulsion segment's net sales change were as follows:

Percent change in net sales compared to the prior comparative period
March 30, 2024
Three Months Ended
Volume	(22.3)%
Product Mix and Price	(1.7)%
Currency	0.1%
Acquisitions	0.8%
(23.1)%

International sales were 35 percent of the Propulsion segment's net sales in the first quarter of 2024 and decreased 22 percent year over year on a GAAP and constant currency basis.

Propulsion segment's operating earnings in the first quarter of 2024 were $82.8 million, a decrease of 45 percent when compared to the first quarter of 2023, as prior year pricing gains and aggressive cost control measures partially offset the impact of lower sales, unfavorable changes in foreign currency exchange rates, the lapping of prior year favorable variances related to timing of capitalized inventory, and lower absorption from reduced production.

Engine P&A Segment

The following table sets forth Engine P&A segment results and a reconciliation to our non-GAAP measure of adjusted operating earnings for the three months ended:

	Three Months Ended		2024 vs. 2023
(in millions)	March 30, 2024	April 1, 2023	$ Change	% Change
Net sales	$262.4	$288.6	$(26.2)	(9.1)%

GAAP operating earnings	$33.2	$47.8	$(14.6)	(30.5)%
Restructuring, exit and impairment charges	3.3	0.7	2.6	NM
Adjusted operating earnings	$36.5	$48.5	$(12.0)	(24.7)%

GAAP operating margin	12.7%	16.6%		(390) bps
Adjusted operating margin	13.9%	16.8%		(290) bps

NM = not meaningful
bps = basis points

Engine P&A segment's net sales decreased $26.2 million, or 9 percent, in the first quarter of 2024 compared to the first quarter of 2023, due to lower sales in our Product and Distribution businesses. However, sales in both businesses improved sequentially over the prior quarter.

The components of the Engine P&A segment's net sales change were as follows:

Percent change in net sales compared to the prior comparative period
March 30, 2024
Three Months Ended
Volume	(10.2)%
Product Mix and Price	1.2%
Currency	(0.1)%
(9.1)%

International sales were 32 percent of the Engine P&A segment's net sales in the first quarter of 2024 and decreased 3 percent year over year on a GAAP and constant currency basis.

Engine P&A segment's operating earnings in the first quarter of 2024 were $33.2 million, a decrease of 31 percent compared to the first quarter of 2023, due to the sales declines which more than offset the impact of pricing and cost control.

Navico Group Segment

The following table sets forth Navico Group segment results and a reconciliation to our non-GAAP measure of adjusted operating earnings for the three months ended:

	Three Months Ended		2024 vs. 2023
(in millions)	March 30, 2024	April 1, 2023	$ Change	% Change
Net sales	$210.9	$277.3	$(66.4)	(23.9)%

GAAP operating (loss) earnings	$(2.4)	$12.8	$(15.2)	NM
Restructuring, exit and impairment charges	2.7	3.6	(0.9)	(25.0)%
Purchase accounting amortization	13.2	13.3	(0.1)	(0.8)%
Acquisition, integration, and IT related costs	1.6	0.8	0.8	NM
Adjusted operating earnings	$15.1	$30.5	$(15.4)	(50.5)%

GAAP operating margin	(1.1)%	4.6%		(570) bps
Adjusted operating margin	7.2%	11.0%		(380) bps

NM = not meaningful
bps = basis points

Navico Group segment's net sales decreased $66.4 million, or 24 percent, in the first quarter of 2024 compared to the first quarter of 2023, driven by reduced sales to marine OEMs as they moderate orders to control the pipeline of their current model-year products, partially offset by strong new product momentum and slightly improved RV sales trends.

The components of the Navico Group segment's net sales change were as follows:

Percent change in net sales compared to the prior comparative period
March 30, 2024
Three Months Ended
Volume	(23.4)%
Product Mix and Price	(0.7)%
Currency	0.2%
(23.9)%

International sales were 41 percent of the Navico Group segment's net sales in the first quarter of 2024 and decreased 8 percent year over year on a GAAP basis. On a constant currency basis, international sales decreased 9 percent.

Navico Group segment's operating loss in the first quarter of 2024 was $2.4 million, a decrease from operating earnings of $12.8 million in the first quarter of 2023, as the impact from lower sales and increased discount activity was partially offset by lower operating expenses.

Boat Segment

The following table sets forth Boat segment results and a reconciliation to our non-GAAP measure of adjusted operating earnings for the three months ended:

	Three Months Ended		2024 vs. 2023
(in millions)	March 30, 2024	April 1, 2023	$ Change	% Change
Net sales	$425.7	$575.2	$(149.5)	(26.0)%

GAAP operating earnings	$29.4	$57.8	$(28.4)	(49.1)%
Restructuring, exit and impairment charges	1.0	1.4	(0.4)	(28.6)%
Purchase accounting amortization	1.0	0.9	0.1	11.1%
Acquisition, integration, and IT related costs	0.2	1.0	(0.8)	(80.0)%
Adjusted operating earnings	$31.6	$61.1	$(29.5)	(48.3)%

GAAP operating margin	6.9%	10.0%		(310) bps
Adjusted operating margin	7.4%	10.6%		(320) bps

bps = basis points

Boat segment's net sales decreased $149.5 million, or 26 percent, in the first quarter of 2024 compared to the first quarter of 2023, due to softer wholesale orders, as its channel partners continue to order cautiously ahead of the model-year change-over, partially offset by the favorable impact of carry-over pricing and share gains.

The components of the Boat segment's net sales change were as follows:

Percent change in net sales compared to the prior comparative period
March 30, 2024
Three Months Ended
Volume	(26.0)%
Product Mix and Price	(0.4)%
Currency	0.1%
Acquisitions	0.3%
(26.0)%

International sales were 22 percent of the Boat segment's net sales in the first quarter of 2024 and decreased 32 percent on a GAAP and constant currency basis.

Boat segment's operating earnings in the first quarter of 2024 were $29.4 million, a decrease of 49 percent when compared to the first quarter of 2023, due to lower sales and lower absorption from reduced production, partially offset by focused cost reduction activities.

Corporate/Other

The following table sets forth Corporate/Other results and a reconciliation to our non-GAAP measure of adjusted operating loss for the three months ended:

	Three Months Ended		2024 vs. 2023
(in millions)	March 30, 2024	April 1, 2023	$ Change	% Change
GAAP operating loss	$(32.4)	$(33.4)	$1.0	(3.0)%
Restructuring, exit and impairment charges	0.9	3.8	(2.9)	(76.3)%
Acquisition, integration, and IT related costs	—	0.8	(0.8)	NM
IT security incident costs	0.3	—	0.3	NM
Adjusted operating loss	$(31.2)	$(28.8)	$(2.4)	8.3%

NM = not meaningful

Corporate operating loss in the first quarter of 2024 was $32.4 million, a decrease of 3 percent when compared to the first quarter of 2023, driven by lower restructuring, exit and impairment charges.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the three months ended:

(in millions)	March 30, 2024	April 1, 2023
Net cash used for operating activities of continuing operations	$(148.1)	$(14.5)
Net cash (used for) provided by:
Plus: Capital expenditures	(54.0)	(93.5)
Plus: Proceeds from the sale of property, plant and equipment	2.3	2.7
Plus: Effect of exchange rate changes on cash and cash equivalents	(4.7)	1.7
Total free cash flow (A)	$(204.5)	$(103.6)

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

2024 Cash Flow

Net cash used for operating activities of continuing operations in the three months ended March 30, 2024 totaled $148.1 million compared to $14.5 million in the three months ended April 1, 2023. The increase is primarily due to increases in working capital usage and lower net earnings. Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Condensed Consolidated Balance Sheets, excluding the impact of acquisitions and non-cash adjustments.

The primary drivers of net cash used for operating activities of continuing operations in the three months ended March 30, 2024 was working capital usage partially offset by net earnings, net of non-cash items. Accounts and notes receivable increased $130.4 million, primarily due to the timing of collections. Inventory increased $104.8 million due to seasonal inventory build. Accounts payable decreased $28.8 million, primarily due to timing of payments. Accrued expenses decreased $29.6 million, primarily driven by lower accrued variable compensation expense, including the payment of the prior year's variable compensation which had been accrued as of December 31, 2023.

Net cash used for investing activities was $55.4 million, primarily related to $54.0 million of capital expenditures. Our capital spending was focused on investments in new products and technologies.

Net cash provided by financing activities was $294.1 million and primarily related to long-term debt issuances, partially offset by common stock repurchases and cash dividends paid to common shareholders.

2023 Cash Flow

Net cash used for operating activities of continuing operations in the three months ended April 1, 2023 totaled $14.5 million versus $140.9 million in the comparable period of 2022. The decrease is primarily due to decreases in working capital usage and income taxes, partially offset by lower net earnings.

The primary drivers of net cash used for operating activities of continuing operations in the three months ended April 1, 2023 were seasonal increases in working capital, partially offset by net earnings, net of non-cash items. Accounts and notes receivable increased $153.8 million, primarily due to increased sales. Inventory increased $38.0 million, driven by seasonal inventory purchases and cost inflation. Accounts payable decreased $59.1 million, primarily due to timing of payments. Accrued expenses decreased $17.4 million, primarily driven by lower accrued variable compensation expense, including the payment of the prior year's variable compensation which had been accrued as of December 31, 2022.

Net cash used for investing activities was $94.6 million, which included $93.5 million of capital expenditures and $7.6 million of investment in our joint venture, partially offset by $3.8 million of sales or maturities of marketable securities and $2.7 million of sales of property, plant and equipment. Our capital spending was focused on investments in capacity expansion, new products and technologies.

Net cash used for financing activities was $100.9 million and primarily related to common stock repurchases and cash dividends paid to common shareholders.

Liquidity and Capital Resources

We view our highly liquid assets as of March 30, 2024, December 31, 2023 and April 1, 2023 as:

(in millions)	March 30, 2024	December 31, 2023	April 1, 2023
Cash and cash equivalents, at cost, which approximates fair value	$548.4	$467.8	$387.8
Short-term investments in marketable securities	0.8	0.8	0.8
Total cash, cash equivalents and marketable securities	$549.2	$468.6	$388.6

The following table sets forth an analysis of total liquidity as of March 30, 2024, December 31, 2023 and April 1, 2023:

(in millions)	March 30, 2024	December 31, 2023	April 1, 2023
Cash, cash equivalents and marketable securities	$549.2	$468.6	$388.6
Amounts available under lending facility (A)	741.7	741.9	741.9
Total liquidity (B)	$1,290.9	$1,210.5	$1,130.5

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

Cash, cash equivalents and marketable securities totaled $549.2 million as of March 30, 2024, an increase of $80.6 million from $468.6 million as of December 31, 2023, and an increase of $160.6 million from $388.6 million as of April 1, 2023. Total debt as of March 30, 2024, December 31, 2023 and April 1, 2023 was $2,827.3 million, $2,430.4 million and $2,510.3 million, respectively. Our debt-to-capitalization ratio was 58 percent as of March 30, 2024, an increase from 54 percent as of December 31, 2023 and from 55 percent as of April 1, 2023.

There were no borrowings under the Revolving Credit Agreement (Credit Facility) during the three months ended March 30, 2024 and we did not have any borrowings outstanding as of March 30, 2024. Available borrowing capacity under the Credit Facility as of March 30, 2024 totaled $741.7 million, net of $8.3 million of letters of credit outstanding. During the three months ended March 30, 2024, the maximum amount utilized under the CP Program was $225.0 million. Refer to Note 12 – Debt in the Notes to Condensed Consolidated Financial Statements and Note 14 - Debt in the Notes to Consolidated Financial Statements in the 2023 Form 10-K, for further details.

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

2024 Capital Strategy

We continue to anticipate full-year capital expenditures of approximately $225 million. Additionally, we anticipate share repurchases of approximately $250 million, lowering our expected average diluted shares outstanding for the year to 68 million shares.

Financing Joint Venture

Details of our Financing Joint Venture are outlined in the 2023 Form 10-K. There have been no material changes in our Financing Joint Venture since December 31, 2023.

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet arrangements and contractual obligations as of December 31, 2023 are detailed in the 2023 Form 10-K. There have been no material changes in these arrangements and obligations outside the ordinary course of business since December 31, 2023.

Environmental Regulation

There were no material changes in our environmental regulatory requirements since the filing of our 2023 Form 10-K.

Critical Accounting Policies

There were no material changes in our critical accounting policies since the filing of our 2023 Form 10-K.

As discussed in the 2023 Form 10-K, the preparation of the consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and revenues and expenses during the periods reported. Actual results may differ from those estimates.

Recent Accounting Pronouncements

Recent accounting pronouncements that have been adopted during the three months ended March 30, 2024, or will be adopted in future periods, are included in Note 1 – Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations, estimates, and projections about Brunswick’s business and by their nature address matters that are, to different degrees, uncertain. Words such as “may,” “could,” “should,” “expect,” "anticipate," "project," "position," “intend,” “target,” “plan,” “seek,” “estimate,” “believe,” “predict,” “outlook,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this report. These risks include, but are not limited to: the effect of adverse general economic conditions, including rising interest rates, and the amount of disposable income consumers have available for discretionary spending; changes in currency exchange rates; fiscal and monetary policy changes; adverse capital market conditions; competitive pricing pressures; higher energy and fuel costs; managing our manufacturing footprint and operations; loss of key customers; international business risks, geopolitical tensions or conflicts, sanctions, embargoes, or other regulations; actual or anticipated increases in costs, disruptions of supply, or defects in raw materials, parts, or components we purchase from third parties; supplier manufacturing constraints, increased demand for shipping carriers, and transportation disruptions; adverse weather conditions, climate change events and other catastrophic event risks; our ability to develop new and innovative products and services at a competitive price; our ability to meet demand in a rapidly changing environment; absorbing fixed costs in production; public health emergencies or pandemics, such as the coronavirus (COVID-19) pandemic; risks associated with joint ventures that do not operate solely for our benefit; our ability to successfully implement our strategic plan and growth initiatives; attracting and retaining skilled labor, implementing succession plans for key leadership, and executing organizational and leadership changes; our ability to integrate acquisitions and the risk for associated disruption to our business; our ability to identify, complete, and integrate targeted acquisitions; the risk that restructuring or strategic divestitures will not provide business benefits; maintaining effective distribution; dealers and customers being able to access adequate financing; inventory reductions by dealers, retailers, or independent boat builders; requirements for us to repurchase inventory; risks related to the Freedom Boat Club franchise business model; outages, breaches, or other cybersecurity events regarding our technology systems, which have affected and could further affect manufacturing and business operations and could result in lost or stolen information and associated remediation costs; our ability to protect our brands and intellectual property; changes to trade policy and tariffs; an impairment to the value of goodwill and other assets; product liability, warranty, and other claims risks; legal, environmental, and other regulatory compliance, including increased costs, fines, and reputational risks; changes in income tax legislation or enforcement; managing our share repurchases; and risks associated with certain divisive shareholder activist actions.

Additional risk factors are included in the 2023 Form 10-K. Forward-looking statements speak only as of the date on which they are made, and Brunswick does not undertake any obligation to update them to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices. We enter into various hedging transactions to mitigate these risks in accordance with guidelines established by our management. We do not use financial instruments for trading or speculative purposes. Our risk management objectives are described in Note 5 – Financial Instruments in the Notes to Condensed Consolidated Financial Statements and Note 12 in the Notes to Consolidated Financial Statements in the 2023 Form 10-K.

There have been no significant changes to our market risk since December 31, 2023. For a discussion of exposure to market risk, refer to Part II, Item 7A – Quantitative and Qualitative Disclosures about Market Risk, set forth in the 2023 Form 10-K.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, "Item 1A. Risk Factors" in our 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 30, 2024, our Board of Directors approved a $500 million increase to our share repurchase authorization. During the three months ended March 30, 2024, we repurchased $63.6 million of stock, and the remaining authorization was $557.8 million as of March 30, 2024.

We repurchased the following shares of common stock during the three months ended March 30, 2024:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Amount of Dollars that May Yet Be Used to Purchase Shares Under the Program
January 1 to January 27	88,785	$89.19	88,785
January 28 to February 24	244,713	85.53	244,713
February 25 to March 30	390,433	89.13	390,433
Total	723,931	$87.92	723,931	$557,821,206

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

During the quarterly period ended March 30, 2024, none of our officers (as defined in Rule 16a-1(f) under the Exchange Act) or directors adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K). On October 27, 2023, Nancy E. Cooper, our Board Chair, adopted a Rule 10b5-1 trading arrangement providing for the sale each quarter of 35 percent of net shares of her Director compensation paid in common stock. The duration of the trading arrangement is until November 11, 2024, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).

Annual Meeting of Shareholders Results

At the May 1, 2024 Annual Meeting of Shareholders of the Company (Annual Meeting), Nancy E. Cooper, David C. Everitt, Reginald Fils-Aime, Lauren P. Flaherty, David M. Foulkes, Joseph W. McClanathan, David V. Singer, J. Steven Whisler, Roger J. Wood, and MaryAnn Wright were elected as directors of the Company for terms expiring at the 2025 Annual Meeting of Shareholders of the Company. The number of shares voted with respect to these directors were:

Nominee	For	Against	Abstain	Broker Non-votes
Nancy E. Cooper	57,921,871	1,321,048	42,063	2,718,883
David C. Everitt	55,283,193	3,955,800	45,989	2,718,883
Reginald Fils-Aime	59,093,530	142,980	48,472	2,718,883
Lauren P. Flaherty	58,056,457	1,179,845	48,680	2,718,883
David M. Foulkes	58,866,163	373,332	45,487	2,718,883
Joseph W. McClanathan	59,079,814	157,425	47,743	2,718,883
David V. Singer	58,785,614	456,530	42,838	2,718,883
J. Steven Whisler	54,237,505	4,940,420	107,057	2,718,883
Roger J. Wood	57,628,584	1,610,134	46,264	2,718,883
MaryAnn Wright	58,732,445	505,679	46,858	2,718,883

At the Annual Meeting, shareholders voted for a non-binding resolution approving the compensation of the Company's named executive officers pursuant to the following vote:

Number of Shares
For	56,082,910
Against	3,121,558
Abstain	80,514
Broker Non-votes	2,718,883

At the Annual Meeting, shareholders ratified the Audit Committee's appointment of Deloitte & Touche LLP as the independent registered public accounting firm for the Company and its subsidiaries for the fiscal year ending December 31, 2024 pursuant to the following vote:

Number of Shares
For	61,674,783
Against	253,498
Abstain	75,584
Broker Non-votes	—

Item 6. Exhibits

4.1
Sixth Supplemental Indenture, dated as of March 18, 2024, between the Company and U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as trustee, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed March 18, 2024, and hereby incorporated by reference.

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

BRUNSWICK CORPORATION
May 2, 2024	By:	/s/ RANDALL S. ALTMAN
Randall S. Altman
Senior Vice President and Controller*

*Mr. Altman is signing this report both as a duly authorized officer and as the principal accounting officer.