Form 10-Q
period 2024-06-29
BRUNSWICK CORP
filed 2024-08-01
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended June 29, 2024

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
The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of July 30, 2024 was 66,223,348.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 29, 2024

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
(in millions, except per share data)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$1,443.9	$1,702.3	$2,808.9	$3,445.9
Cost of sales	1,052.9	1,230.0	2,044.3	2,468.0
Selling, general and administrative expense	181.8	215.1	385.5	426.4
Research and development expense	43.0	48.9	88.8	97.6
Restructuring, exit and impairment charges	7.9	13.9	21.4	23.4
Operating earnings	158.3	194.4	268.9	430.5
Equity earnings	2.9	2.2	5.4	4.4
Other (expense) income, net	(0.8)	1.8	(0.8)	0.9
Earnings before interest and income taxes	160.4	198.4	273.5	435.8
Interest expense	(32.6)	(28.8)	(61.2)	(57.0)
Interest income	4.7	2.0	7.2	4.2
Earnings before income taxes	132.5	171.6	219.5	383.0
Income tax provision	27.7	36.3	46.3	135.3
Net earnings from continuing operations	104.8	135.3	173.2	247.7
Net loss from discontinued operations, net of tax	(4.8)	(0.6)	(5.2)	(0.7)
Net earnings	$100.0	$134.7	$168.0	$247.0

Earnings per common share:
Basic
Earnings from continuing operations	$1.55	$1.91	$2.55	$3.48
Loss from discontinued operations	(0.07)	(0.01)	(0.08)	(0.01)
Net earnings	$1.48	$1.90	$2.47	$3.47

Diluted
Earnings from continuing operations	$1.55	$1.91	$2.54	$3.47
Loss from discontinued operations	(0.07)	(0.01)	(0.07)	(0.01)
Net earnings	$1.48	$1.90	$2.47	$3.46

Weighted average shares used for computation of:
Basic earnings per common share	67.6	70.8	67.9	71.1
Diluted earnings per common share	67.6	70.9	68.1	71.4

Comprehensive income	$93.6	$131.8	$151.1	$247.7

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 29, 2024	December 31, 2023	July 1, 2023
Assets
Current assets
Cash and cash equivalents, at cost, which approximates fair value	$494.5	$467.8	$477.5
Restricted cash	16.2	11.1	11.0
Short-term investments in marketable securities	82.5	0.8	0.8
Total cash and short-term investments in marketable securities	593.2	479.7	489.3
Accounts and notes receivable, less allowances of $10.0, $10.8, $10.5	530.0	493.2	614.5
Inventories
Finished goods	1,008.0	932.0	839.8
Work-in-process	170.8	181.6	208.9
Raw materials	345.4	363.2	435.5
Net inventories	1,524.2	1,476.8	1,484.2
Prepaid expenses and other	80.7	60.0	84.8
Current assets	2,728.1	2,509.7	2,672.8

Property
Land	44.0	44.1	42.8
Buildings and improvements	626.6	619.7	596.4
Equipment	1,576.3	1,551.5	1,527.3
Total land, buildings and improvements and equipment	2,246.9	2,215.3	2,166.5
Accumulated depreciation	(1,176.9)	(1,135.5)	(1,094.6)
Net land, buildings and improvements and equipment	1,070.0	1,079.8	1,071.9
Unamortized product tooling costs	230.3	236.0	242.2
Net property	1,300.3	1,315.8	1,314.1

Other assets
Goodwill	1,024.1	1,030.7	974.6
Other intangibles, net	948.1	978.0	979.4
Deferred income tax asset	186.5	186.8	149.8
Operating lease assets	153.8	152.2	121.1
Equity investments	37.5	38.7	60.0
Other long-term assets	17.3	18.6	18.3
Other assets	2,367.3	2,405.0	2,303.2

Total assets	$6,395.7	$6,230.5	$6,290.1

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

(in millions)	June 29, 2024	December 31, 2023	July 1, 2023
Liabilities and shareholders' equity
Current liabilities
Short-term debt and current maturities of long-term debt	$454.7	$454.7	$88.3
Accounts payable	447.9	558.0	549.4
Accrued expenses	705.5	739.4	756.3
Current liabilities	1,608.1	1,752.1	1,394.0

Long-term liabilities
Debt	2,372.4	1,975.7	2,422.0
Operating lease liabilities	135.8	133.9	105.4
Postretirement benefits	48.8	52.5	47.2
Deferred income tax liability	12.2	12.4	12.6
Other	204.8	216.5	207.5
Long-term liabilities	2,774.0	2,391.0	2,794.7

Shareholders' equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares; outstanding: 66,352,000, 68,227,000 and 70,005,000 shares	76.9	76.9	76.9
Additional paid-in capital	389.2	392.0	383.8
Retained earnings	3,708.1	3,596.9	3,478.7
Treasury stock, at cost: 36,186,000, 34,311,000 and 32,533,000 shares	(2,118.0)	(1,952.7)	(1,809.2)
Accumulated other comprehensive loss	(42.6)	(25.7)	(28.8)
Shareholders' equity	2,013.6	2,087.4	2,101.4

Total liabilities and shareholders' equity	$6,395.7	$6,230.5	$6,290.1

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(in millions)	June 29, 2024	July 1, 2023
Cash flows from operating activities
Net earnings	$168.0	$247.0
Less: net loss from discontinued operations, net of tax	(5.2)	(0.7)
Net earnings from continuing operations	173.2	247.7
Depreciation and amortization	139.8	132.1
Stock compensation expense	11.2	13.8
Pension funding, net of expense	(0.6)	(0.9)
Asset impairment charges	5.4	1.3
Deferred income taxes	7.2	1.4
Changes in certain current assets and current liabilities	(255.4)	(162.1)
Long-term extended warranty contracts and other deferred revenue	8.4	9.7
Income taxes	(24.6)	25.2
Other, net	3.0	(13.8)
Net cash provided by operating activities of continuing operations	67.6	254.4
Net cash used for operating activities of discontinued operations	(10.0)	(2.3)
Net cash provided by operating activities	57.6	252.1

Cash flows from investing activities
Capital expenditures	(101.1)	(173.4)
Purchases of marketable securities	(80.9)	—
Sales or maturities of marketable securities	—	3.8
Investments	1.2	(6.4)
Acquisition of businesses, net of cash acquired	(0.6)	—
Proceeds from the sale of property, plant and equipment	5.4	6.3
Net cash used for investing activities	(176.0)	(169.7)

Cash flows from financing activities
Proceeds from issuances of short-term debt	1.3	1.6
Payments of short-term debt	(2.3)	(1.8)
Net proceeds from issuances of long-term debt	396.9	—
Payments of long-term debt including current maturities	(1.3)	(1.4)
Common stock repurchases	(170.0)	(132.2)
Cash dividends paid	(56.8)	(56.8)
Tax withholding associated with shares issued for share-based compensation	(9.2)	(13.4)
Other, net	(1.4)	—
Net cash provided by (used for) financing activities	157.2	(204.0)

Effect of exchange rate changes on cash and cash equivalents	(7.0)	1.6
Net increase (decrease) in Cash and cash equivalents and Restricted cash	31.8	(120.0)
Cash and cash equivalents and Restricted cash at beginning of period	478.9	608.5

Cash and cash equivalents and Restricted cash at end of period	510.7	488.5
Less: Restricted cash	16.2	11.0
Cash and cash equivalents at end of period	$494.5	$477.5

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

Brunswick Corporation
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated other comprehensive loss	Total
Balance at December 31, 2023	$76.9	$392.0	$3,596.9	$(1,952.7)	$(25.7)	$2,087.4
Net earnings	—	—	68.0	—	—	68.0
Other comprehensive loss	—	—	—	—	(10.5)	(10.5)
Dividends ($0.42 per common share)	—	—	(28.6)	—	—	(28.6)
Compensation plans and other	—	(8.6)	—	6.0	—	(2.6)
Common stock repurchases	—	—	—	(64.1)	—	(64.1)
Balance at March 30, 2024	76.9	383.4	3,636.3	(2,010.8)	(36.2)	2,049.6
Net earnings	—	—	100.0	—	—	100.0
Other comprehensive loss	—	—	—	—	(6.4)	(6.4)
Dividends ($0.42 per common share)	—	—	(28.2)	—	—	(28.2)
Compensation plans and other	—	5.8	—	0.2	—	6.0
Common stock repurchases	—	—	—	(107.4)	—	(107.4)
Balance at June 29, 2024	$76.9	$389.2	$3,708.1	$(2,118.0)	$(42.6)	$2,013.6

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated other comprehensive (loss)	Total
Balance at December 31, 2022	$76.9	$391.3	$3,288.5	$(1,684.9)	$(29.5)	$2,042.3
Net earnings	—	—	112.3	—	—	112.3
Other comprehensive income	—	—	—	—	3.6	3.6
Dividends ($0.40 per common share)	—	—	(28.5)	—	—	(28.5)
Compensation plans and other	—	(15.3)	—	8.5	—	(6.8)
Common stock repurchases	—	—	—	(60.4)	—	(60.4)
Balance at April 1, 2023	76.9	376.0	3,372.3	(1,736.8)	(25.9)	2,062.5
Net earnings	—	—	134.7	—	—	134.7
Other comprehensive loss	—	—	—	—	(2.9)	(2.9)
Dividends ($0.40 per common share)	—	—	(28.3)	—	—	(28.3)
Compensation plans and other	—	7.8	—	0.5	—	8.3
Common stock repurchases	—	—	—	(72.9)	—	(72.9)
Balance at July 1, 2023	$76.9	$383.8	$3,478.7	$(1,809.2)	$(28.8)	$2,101.4

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

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Saturday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The second quarter of fiscal year 2024 ended on June 29, 2024 and the second quarter of fiscal year 2023 ended on July 1, 2023.

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
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Revenue Recognition

The following tables present the Company's revenue in categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors:

	Three Months Ended
	June 29, 2024
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Geographic Markets
United States	$350.6	$245.5	$125.5	$337.5	$1,059.1
Europe	97.1	32.1	59.4	34.5	223.1
Asia-Pacific	43.5	22.8	17.0	5.2	88.5
Canada	14.2	22.0	3.6	43.6	83.4
Rest-of-World	52.6	13.7	4.6	13.4	84.3
Segment Eliminations	(71.5)	(2.0)	(21.0)	—	(94.5)
Total	$486.5	$334.1	$189.1	$434.2	$1,443.9

	Three Months Ended
	July 1, 2023
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Geographic Markets
United States	$496.8	$242.4	$139.6	$418.2	$1,297.0
Europe	89.9	28.9	60.5	56.3	235.6
Asia-Pacific	49.8	23.8	18.6	8.3	100.5
Canada	20.6	22.0	4.4	70.3	117.3
Rest-of-World	46.2	11.8	4.7	7.7	70.4
Segment Eliminations	(91.4)	(1.8)	(25.2)	(0.1)	(118.5)
Total	$611.9	$327.1	$202.6	$560.7	$1,702.3

	Six Months Ended
	June 29, 2024
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Geographic Markets
United States	$729.3	$425.0	$249.0	$671.2	$2,074.5
Europe	184.1	59.5	121.1	74.5	439.2
Asia-Pacific	87.3	48.2	33.0	10.7	179.2
Canada	30.2	37.2	7.8	81.1	156.3
Rest-of-World	105.3	28.6	10.1	22.4	166.4
Segment Eliminations	(153.9)	(3.7)	(49.1)	—	(206.7)
Total	$982.3	$594.8	$371.9	$859.9	$2,808.9

	Six Months Ended
	July 1, 2023
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Geographic Markets
United States	$992.6	$445.3	$321.9	$858.2	$2,618.0
Europe	205.4	55.9	125.9	107.4	494.6
Asia-Pacific	108.3	51.7	37.2	15.6	212.8
Canada	49.0	40.8	9.6	136.2	235.6
Rest-of-World	99.6	23.8	10.5	18.6	152.5
Segment Eliminations	(205.1)	(3.8)	(58.3)	(0.4)	(267.6)
Total	$1,249.8	$613.7	$446.8	$1,135.6	$3,445.9

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended
	June 29, 2024
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Major Product Lines
Outboard Engines	$423.1	$—	$—	$—	$423.1
Controls, Rigging, and Propellers	100.6	—	—	—	100.6
Sterndrive Engines	34.3	—	—	—	34.3
Distribution	—	195.8	—	—	195.8
Products	—	140.3	—	—	140.3
Navico Group	—	—	210.1	—	210.1
Aluminum Freshwater Boats	—	—	—	148.2	148.2
Recreational Fiberglass Boats	—	—	—	132.4	132.4
Saltwater Fishing Boats	—	—	—	110.0	110.0
Business Acceleration	—	—	—	54.6	54.6
Boat Eliminations/Other	—	—	—	(11.0)	(11.0)
Segment Eliminations	(71.5)	(2.0)	(21.0)	—	(94.5)
Total	$486.5	$334.1	$189.1	$434.2	$1,443.9

	Three Months Ended
	July 1, 2023
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Major Product Lines
Outboard Engines	$552.6	$—	$—	$—	$552.6
Controls, Rigging, and Propellers	105.1	—	—	—	105.1
Sterndrive Engines	45.6	—	—	—	45.6
Distribution	—	197.2	—	—	197.2
Products	—	131.7	—	—	131.7
Navico Group	—	—	227.8	—	227.8
Aluminum Freshwater Boats	—	—	—	210.3	210.3
Recreational Fiberglass Boats	—	—	—	187.1	187.1
Saltwater Fishing Boats	—	—	—	124.9	124.9
Business Acceleration	—	—	—	46.5	46.5
Boat Eliminations/Other	—	—	—	(8.0)	(8.0)
Segment Eliminations	(91.4)	(1.8)	(25.2)	(0.1)	(118.5)
Total	$611.9	$327.1	$202.6	$560.7	$1,702.3

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Six Months Ended
	June 29, 2024
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Major Product Lines
Outboard Engines	$873.6	$—	$—	$—	$873.6
Controls, Rigging, and Propellers	191.0	—	—	—	191.0
Sterndrive Engines	71.6	—	—	—	71.6
Distribution	—	348.2	—	—	348.2
Products	—	250.3	—	—	250.3
Navico Group	—	—	421.0	—	421.0
Aluminum Freshwater Boats	—	—	—	298.4	298.4
Recreational Fiberglass Boats	—	—	—	267.7	267.7
Saltwater Fishing Boats	—	—	—	217.2	217.2
Business Acceleration	—	—	—	103.8	103.8
Boat Eliminations/Other	—	—	—	(27.2)	(27.2)
Segment Eliminations	(153.9)	(3.7)	(49.1)	—	(206.7)
Total	$982.3	$594.8	$371.9	$859.9	$2,808.9

	Six Months Ended
	July 1, 2023
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Major Product Lines
Outboard Engines	$1,145.8	$—	$—	$—	$1,145.8
Controls, Rigging, and Propellers	211.1	—	—	—	211.1
Sterndrive Engines	98.0	—	—	—	98.0
Distribution	—	372.5	—	—	372.5
Products	—	245.0	—	—	245.0
Navico Group	—	—	505.1	—	505.1
Aluminum Freshwater Boats	—	—	—	440.7	440.7
Recreational Fiberglass Boats	—	—	—	385.5	385.5
Saltwater Fishing Boats	—	—	—	238.0	238.0
Business Acceleration	—	—	—	86.3	86.3
Boat Eliminations/Other	—	—	—	(14.5)	(14.5)
Segment Eliminations	(205.1)	(3.8)	(58.3)	(0.4)	(267.6)
Total	$1,249.8	$613.7	$446.8	$1,135.6	$3,445.9

As of December 31, 2023, $187.1 million of contract liabilities associated with extended warranties, deferred revenue and customer deposits were reported in Accrued expenses and Other long-term liabilities, of which $39.4 million were recognized as revenue during the six months ended June 29, 2024. As of June 29, 2024, total contract liabilities were $198.2 million. The total amount of the transaction price allocated to unsatisfied performance obligations as of June 29, 2024 was $191.6 million for contracts greater than one year, which primarily relates to extended warranties. The Company expects to recognize $38.7 million of this amount in 2024, $47.2 million in 2025, and $105.7 million thereafter.

Note 3 – Restructuring, Exit and Impairment Activities

The Company recorded restructuring, exit and impairment charges in the Condensed Consolidated Statements of Comprehensive Income in 2024.

During the three and six months ended June 29, 2024 and July 1, 2023, the Company recorded restructuring charges related to headcount reductions and related costs associated with streamlining the enterprise-wide cost structure and improving operating efficiencies. The Company also incurred charges related to the rationalization of its manufacturing footprint.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table is a summary of these expenses for the three months ended June 29, 2024:

(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Corporate	Total
Restructuring, exit and impairment activities:
Employee termination and other benefits	$0.4	$0.2	$0.4	$1.7	$0.3	$3.0
Asset-related	—	—	4.9	—	—	4.9
Total restructuring, exit and impairment charges	$0.4	$0.2	$5.3	$1.7	$0.3	$7.9

Total cash payments for restructuring, exit and impairment charges (A)	$2.2	$1.1	$1.2	$0.7	$0.5	$5.7
Accrued charges at end of the period (B)	$2.3	$1.5	$0.4	$2.7	$0.4	$7.3

(A) Cash payments for the three months ended June 29, 2024 may include payments related to prior period charges.
(B) Restructuring, exit and impairment charges accrued as of June 29, 2024 are expected to be paid in the next twelve months.

The following table is a summary of these expenses for the three months ended July 1, 2023:

(in millions)	Engine P&A	Navico Group	Boat	Corporate	Total
Restructuring, exit and impairment activities:
Employee termination and other benefits	$0.3	$7.1	$4.5	$—	$11.9
Asset-related	—	0.2	—	—	0.2
Professional fees	—	—	—	1.8	1.8
Total restructuring, exit and impairment charges	$0.3	$7.3	$4.5	$1.8	$13.9

Total cash payments for restructuring, exit and impairment charges (A)	$0.3	$4.0	$4.0	$3.3	$11.6
Accrued charges at end of the period	$0.5	$8.3	$1.2	$2.0	$12.0

(A) Cash payments for the three months ended July 1, 2023 may include payments related to prior period charges.

The following table is a summary of these expenses for the six months ended June 29, 2024:

(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Corporate	Total
Restructuring, exit and impairment activities:
Employee termination and other benefits	$6.0	$3.5	$2.6	$2.7	$1.2	$16.0
Asset-related	—	—	5.4	—	—	5.4
Total restructuring, exit and impairment charges	$6.0	$3.5	$8.0	$2.7	$1.2	$21.4

Total cash payments for restructuring, exit and impairment charges (A)	$4.9	$2.7	$7.4	$1.7	$1.4	$18.1
Accrued charges at end of the period (B)	$2.3	$1.5	$0.4	$2.7	$0.4	$7.3

(A) Cash payments for the six months ended June 29, 2024 may include payments related to prior period charges.
(B) Restructuring, exit and impairment charges accrued as of June 29, 2024 are expected to be paid in the next twelve months.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table is a summary of these expenses for the six months ended July 1, 2023:

(in millions)	Engine P&A	Navico Group	Boat	Corporate	Total
Restructuring, exit and impairment activities:
Employee termination and other benefits	$1.0	$9.5	$5.9	$0.7	$17.1
Asset-related	—	1.4	—	—	1.4
Professional fees	—	—	—	4.9	4.9
Total restructuring, exit and impairment charges	$1.0	$10.9	$5.9	$5.6	$23.4

Total cash payments for restructuring, exit and impairment charges (A)	$0.5	$5.3	$4.7	$3.6	$14.1
Accrued charges at end of the period	$0.5	$8.3	$1.2	$2.0	$12.0

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

The Company paid net cash consideration of $16.0 million for these acquisitions. The opening balance sheets, which are preliminary and subject to change in the measurement period as the Company finalizes the purchase price allocation and fair value estimates, include $12.9 million of goodwill and $3.3 million of customer relationships. The amount assigned to customer relationships will be amortized over the estimated useful life of 10 years. Transaction costs associated with these acquisitions were not material to the Company's consolidated results of operations.

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

The opening balance sheet, which is preliminary and subject to change in the measurement period as the Company finalizes the purchase price allocation and fair value estimates, includes $37.3 million of goodwill, $20.7 million of trade names, $8.4 million of customer relationships, and $7.1 million of developed technology. The amounts assigned to customer relationships and developed technology will be amortized over the estimated useful lives of 15 years and 10 years, respectively. Transaction costs associated with the acquisition of $1.9 million were expensed as incurred within Selling, general and administrative expense in 2023.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Cross-Currency Swaps. The Company enters into cross-currency swaps to hedge Euro currency exposures of the net investment in certain foreign subsidiaries. The cross-currency swaps were designated as net investment hedges, with the amount of gain or loss associated with the change in fair value of these instruments deferred within Accumulated other comprehensive loss and recognized upon termination of the respective investment. During the second quarter of 2024, the Company entered into $50.0 million of cross-currency swap contracts. Additionally, the Company previously entered into $250.0 million of cross-currency swap contracts during the fourth quarter of 2023. As of June 29, 2024 and December 31, 2023, the notional value of cross-currency swap contracts outstanding was $300.0 million and $250.0 million, respectively. There were no cross-currency swaps outstanding as of July 1, 2023.

Commodity Price. The Company uses commodity swaps to hedge anticipated purchases of aluminum and copper. As of June 29, 2024, December 31, 2023 and July 1, 2023, the notional value of commodity swap contracts outstanding was $39.9 million, $31.8 million and $25.2 million, respectively, and the contracts mature through 2026. The amount of gain or loss associated with the change in fair value of these instruments is deferred in Accumulated other comprehensive loss and recognized in Cost of sales in the same period or periods during which the hedged transaction affects earnings. As of June 29, 2024, the Company estimates that, during the next 12 months, it will reclassify approximately $0.9 million in net gains (based on current prices) from Accumulated other comprehensive loss to Cost of sales.

Foreign Currency Derivatives. The Company enters into forward contracts to manage foreign exchange exposure related to forecasted transactions and assets and liabilities that are subject to risk from foreign currency exchange rate changes. Forward exchange contracts outstanding as of June 29, 2024, December 31, 2023 and July 1, 2023 had notional contract values of $575.8 million, $694.6 million and $561.1 million, respectively. The forward contracts outstanding as of June 29, 2024 mature through 2026 and mainly relate to the Euro, Australian dollar, Norwegian krone and Mexican peso. As of June 29, 2024, the Company estimates that during the next 12 months, it will reclassify approximately $0.9 million of net gains (based on current rates) from Accumulated other comprehensive loss to Cost of sales.

Interest-Rate Derivatives. The Company had net deferred gains associated with previously settled forward-starting interest-rate swaps and treasury-lock swaps of $3.2 million, $3.3 million, and $3.4 million as of June 29, 2024, December 31, 2023, and July 1, 2023, respectively. These instruments were designated as cash flow hedges with gains and losses included in Accumulated other comprehensive loss. As of June 29, 2024, the Company estimates that during the next 12 months, it will reclassify approximately $0.1 million of net gains from Accumulated other comprehensive loss to Interest expense.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of June 29, 2024, December 31, 2023 and July 1, 2023, the fair values of the Company’s derivative instruments were:

(in millions)	Fair Value
Asset Derivatives	June 29, 2024	December 31, 2023	July 1, 2023
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	$4.6	$4.1	$10.5
Commodity contracts	1.3	0.9	—
Total	$5.9	$5.0	$10.5

Derivatives Designated as Net Investment Hedges
Cross-currency swaps	$1.8	$—	$—

Other Hedging Activity
Foreign exchange contracts	$0.7	$0.2	$0.4

Liability Derivatives
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	$6.1	$6.1	$7.2
Commodity contracts	0.2	0.8	3.0
Total	$6.3	$6.9	$10.2

Derivatives Designated as Net Investment Hedges
Cross-currency swaps	$—	$5.0	$—

Other Hedging Activity
Foreign exchange contracts	$3.0	$1.8	$0.8

As of June 29, 2024, December 31, 2023 and July 1, 2023, asset derivatives are included within Prepaid expenses and other and Other long-term assets, and liability derivatives are included within Accrued expenses and Other long-term liabilities in the Condensed Consolidated Balance Sheets.

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 29, 2024 and July 1, 2023 is shown in the tables below.

The amount of gain (loss) on derivatives recognized in Accumulated other comprehensive loss was as follows:

(in millions)	Three Months Ended		Six Months Ended
Derivatives Designated as Cash Flow Hedging Instruments	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Foreign exchange contracts	$(5.7)	$(0.2)	$5.1	$3.1
Commodity contracts	1.6	(3.0)	0.5	(3.2)
Total	$(4.1)	$(3.2)	$5.6	$(0.1)

Derivatives Designated as Net Investment Hedging Instruments
Cross-currency swaps	$2.8	$—	$6.8	$—

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The amount of gain (loss) reclassified from Accumulated other comprehensive loss into earnings was as follows:

(in millions)		Three Months Ended		Six Months Ended
Derivatives Designated as Cash Flow Hedging Instruments	Location of Gain (Loss)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Interest-rate contracts	Interest expense	$0.1	$—	$0.1	$(0.1)
Foreign exchange contracts	Cost of sales	2.5	4.1	4.4	11.6
Commodity contracts	Cost of sales	(0.2)	(0.5)	(1.0)	(1.1)
Total		$2.4	$3.6	$3.5	$10.4

The amount of gain (loss) on derivatives recognized directly into earnings was as follows:

(in millions)		Three Months Ended		Six Months Ended
Derivatives Designated as Fair Value Hedging Instruments	Location of Gain (Loss)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Interest-rate contracts	Interest expense	$—	$0.1	$—	$0.3

Other Hedging Activity
Foreign exchange contracts	Cost of sales	$1.5	$(1.5)	$3.5	$(2.2)
Foreign exchange contracts	Other (expense) income, net	(2.2)	(0.4)	(4.9)	(0.5)
Total		$(0.7)	$(1.9)	$(1.4)	$(2.7)

Fair Value of Other Financial Instruments. The carrying values of the Company's short-term financial instruments, including cash and cash equivalents and accounts and notes receivable, approximate their fair values because of the short maturity of these instruments. As of June 29, 2024, December 31, 2023 and July 1, 2023, the fair value of the Company’s long-term debt, including current maturities, and short-term debt was approximately $2,640.5 million, $2,228.2 million and $2,267.3 million, respectively, and was determined using Level 1 and Level 2 inputs described in Note 6 to the Notes to Consolidated Financial Statements in the 2023 Form 10-K. The carrying value of long-term debt, including current maturities, and short-term debt was $2,858.3 million, $2,458.7 million and $2,540.5 million as of June 29, 2024, December 31, 2023 and July 1, 2023, respectively.

Note 6 – Fair Value Measurements

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis:

		Fair Value
(in millions)	Fair Value Level	June 29, 2024	December 31, 2023	July 1, 2023
Cash equivalents	1	$70.5	$0.4	$0.3
Short-term investments in marketable securities	1	82.5	0.8	0.8
Restricted cash	1	16.2	11.1	11.0
Derivative assets	2	8.4	5.2	10.9
Derivative liabilities	2	9.3	13.7	11.0
Deferred compensation	1	1.1	1.5	1.4
Deferred compensation	2	17.1	16.1	16.8
Liabilities measured at net asset value		13.5	12.9	12.2

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 7 – Commitments and Contingencies

Product Warranties

The following activity related to product warranty liabilities was recorded in Accrued expenses during the six months ended June 29, 2024 and July 1, 2023:

(in millions)	June 29, 2024	July 1, 2023
Balance at beginning of period	$157.6	$146.7
Payments	(49.3)	(40.2)
Provisions/additions for contracts issued/sold	44.2	45.9
Aggregate changes for preexisting warranties	3.7	2.7
Foreign currency translation	(1.0)	0.5
Other	(2.9)	1.4
Balance at end of period	$152.3	$157.0

Extended Product Warranties

The following activity related to deferred revenue for extended product warranty contracts was recorded in Accrued expenses and Other long-term liabilities during the six months ended June 29, 2024 and July 1, 2023:

(in millions)	June 29, 2024	July 1, 2023
Balance at beginning of period	$127.2	$112.5
Extended warranty contracts sold	23.8	22.6
Revenue recognized on existing extended warranty contracts	(14.8)	(12.8)
Foreign currency translation	(0.3)	0.2
Other	(0.3)	(0.2)
Balance at end of period	$135.6	$122.3

Note 8 – Goodwill and Other Intangibles

Changes in the Company's goodwill during the six months ended June 29, 2024 and July 1, 2023, by segment, are summarized below:

(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
December 31, 2023	$54.1	$233.0	$599.7	$143.9	$1,030.7
Adjustments	(2.1)	(0.2)	(3.0)	(1.3)	(6.6)
June 29, 2024	$52.0	$232.8	$596.7	$142.6	$1,024.1

December 31, 2022	$14.0	$232.8	$595.8	$125.0	$967.6
Adjustments	(0.1)	0.1	2.1	4.9	7.0
July 1, 2023	$13.9	$232.9	$597.9	$129.9	$974.6

Adjustments in both periods include the effect of foreign currency translation on goodwill denominated in currencies other than the U.S. dollar. Adjustments during the six months ended June 29, 2024 also include $2.2 million of purchase accounting adjustments from the 2023 Fliteboard and Freedom Boat Club acquisitions, primarily related to income taxes. Adjustments during the six months ended July 1, 2023 also include $4.8 million of purchase accounting adjustments from the 2022 Freedom Boat Club acquisitions, a majority of which relate to boat fleet fair market value adjustments. There was no accumulated impairment loss on goodwill as of June 29, 2024, December 31, 2023 or July 1, 2023.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company's intangible assets, included within Other intangibles, net on the Condensed Consolidated Balance Sheets as of June 29, 2024, December 31, 2023, and July 1, 2023, are summarized by intangible asset type below:

	June 29, 2024		December 31, 2023		July 1, 2023
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Customer relationships	$906.0	$(451.2)	$907.3	$(428.6)	$897.6	$(408.7)
Trade names	310.8	—	311.5	—	305.5	—
Developed technology	167.3	(29.9)	167.5	(24.3)	160.0	(18.7)
Other	98.9	(53.8)	91.2	(46.6)	82.1	(38.4)
Total	$1,483.0	$(534.9)	$1,477.5	$(499.5)	$1,445.2	$(465.8)

Other intangible assets primarily consist of software, patents, and franchise agreements. Gross amounts and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation. Aggregate amortization expense for intangibles was $17.9 million and $35.8 million for the three and six months ended June 29, 2024, respectively. Aggregate amortization expense for intangibles was $17.2 million and $33.8 million for the three and six months ended July 1, 2023, respectively.

The Company tests its intangible assets for impairment during the fourth quarter of each year, or whenever a change in events and circumstances (triggering event) occurs that indicates the fair value of intangible assets may be below their carrying values. The Company did not record any impairment charges during the six months ended June 29, 2024 or July 1, 2023.

Note 9 – Segment Information

Information about the operations of Brunswick's reportable segments is set forth below:

	Net Sales				Operating Earnings (Loss)
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
(in millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Propulsion	$558.0	$703.3	$1,136.2	$1,454.9	$85.6	$111.1	$168.4	$262.2
Engine P&A	336.1	328.9	598.5	617.5	75.6	66.4	108.8	114.2
Navico Group	210.1	227.8	421.0	505.1	(3.0)	4.2	(5.4)	17.0
Boat	434.2	560.8	859.9	1,136.0	24.8	53.2	54.2	111.0
Corporate/Other	—	—	—	—	(24.7)	(40.5)	(57.1)	(73.9)
Segment Eliminations	(94.5)	(118.5)	(206.7)	(267.6)	—	—	—	—
Total	$1,443.9	$1,702.3	$2,808.9	$3,445.9	$158.3	$194.4	$268.9	$430.5

	Total Assets
(in millions)	June 29, 2024	December 31, 2023	July 1, 2023
Propulsion	$1,742.4	$1,648.7	$1,621.7
Engine P&A	869.9	855.6	883.6
Navico Group	1,995.0	2,074.3	2,113.9
Boat	891.8	874.8	886.9
Corporate/Other	896.6	777.1	784.0
Total	$6,395.7	$6,230.5	$6,290.1

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 10 – Comprehensive Income

Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets includes foreign currency cumulative translation adjustments; prior service costs and credits and net actuarial gains and losses for defined benefit plans; and unrealized derivative gains and losses, all net of tax. Changes in the components of Accumulated other comprehensive loss, all net of tax, for the three and six months ended June 29, 2024 and July 1, 2023 are as follows:

	Three Months Ended		Six Months Ended
(in millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net earnings	$100.0	$134.7	$168.0	$247.0
Other comprehensive (loss) income:
Foreign currency cumulative translation adjustments	(3.6)	2.2	(23.2)	8.5
Net change in unamortized prior service credits	(0.2)	—	(0.3)	—
Net change in unamortized actuarial gains (losses)	(0.2)	0.1	(0.3)	0.2
Net change in unrealized derivative gains (losses)	(2.4)	(5.2)	6.9	(8.0)
Total other comprehensive (loss) income	(6.4)	(2.9)	(16.9)	0.7
Comprehensive income	$93.6	$131.8	$151.1	$247.7

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the three months ended June 29, 2024:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial gains	Unrealized investment gains	Net derivative gains	Total
Beginning balance	$(69.1)	$(7.5)	$7.8	$0.2	$32.4	$(36.2)
Other comprehensive loss before reclassifications (A)	(3.6)	—	—	—	(0.7)	(4.3)
Amounts reclassified from Accumulated other comprehensive loss (B)(C)	—	(0.2)	(0.2)	—	(1.7)	(2.1)
Net other comprehensive loss	(3.6)	(0.2)	(0.2)	—	(2.4)	(6.4)
Ending balance	$(72.7)	$(7.7)	$7.6	$0.2	$30.0	$(42.6)

(A) The tax effects for the three months ended June 29, 2024 were $1.3 million for foreign currency translation and $0.6 million for derivatives.
(B) The tax effects for the three months ended June 29, 2024 were $0.7 million for derivatives.
(C) The reclassification adjustments from Accumulated other comprehensive loss and associated tax effects related to defined benefit items were not material for the three months ended June 29, 2024. Refer to Note 5 – Financial Instruments for the reclassification adjustments from Accumulated other comprehensive loss related to derivatives.

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the six months ended June 29, 2024:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial gains	Unrealized investment gains	Net derivative gains	Total
Beginning balance	$(49.5)	$(7.4)	$7.9	$0.2	$23.1	$(25.7)
Other comprehensive (loss) income before reclassifications (A)	(23.2)	—	—	—	9.3	(13.9)
Amounts reclassified from Accumulated other comprehensive loss (B)(C)	—	(0.3)	(0.3)	—	(2.4)	(3.0)
Net other comprehensive (loss) income	(23.2)	(0.3)	(0.3)	—	6.9	(16.9)
Ending balance	$(72.7)	$(7.7)	$7.6	$0.2	$30.0	$(42.6)
(A) The tax effects for the six months ended June 29, 2024 were $4.3 million for foreign currency translation and $(3.1) million for derivatives.
(B) The tax effects for the six months ended June 29, 2024 were $1.1 million for derivatives.
(C) The reclassification adjustments from Accumulated other comprehensive loss and associated tax effects related to defined benefit items were not material for the six months ended June 29, 2024. Refer to Note 5 – Financial Instruments for the reclassification adjustments from Accumulated other comprehensive loss related to derivatives.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the three months ended July 1, 2023:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial gains	Unrealized investment gains	Net derivative gains	Total
Beginning balance	$(65.0)	$(4.1)	$9.8	$0.2	$33.2	$(25.9)
Other comprehensive income (loss) before reclassifications (A)	2.2	—	—	—	(2.6)	(0.4)
Amounts reclassified from Accumulated other comprehensive loss (B)(C)	—	—	0.1	—	(2.6)	(2.5)
Net other comprehensive income (loss)	2.2	—	0.1	—	(5.2)	(2.9)
Ending balance	$(62.8)	$(4.1)	$9.9	$0.2	$28.0	$(28.8)

(A) The tax effects for the three months ended July 1, 2023 were $(0.4) million for foreign currency translation and $0.6 million for derivatives.
(B) The tax effects for the three months ended July 1, 2023 were $1.0 million for derivatives.
(C) The reclassification adjustments from Accumulated other comprehensive loss and associated tax effects related to defined benefit items were not material for the three months ended July 1, 2023. Refer to Note 5 – Financial Instruments for the reclassification adjustments from Accumulated other comprehensive loss related to derivatives.

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the six months ended July 1, 2023:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial gains	Unrealized investment gains	Net derivative gains	Total
Beginning balance	$(71.3)	$(4.1)	$9.7	$0.2	$36.0	$(29.5)
Other comprehensive (loss) income before reclassifications (A)	8.5	—	—	—	(0.5)	8.0
Amounts reclassified from Accumulated other comprehensive loss (B)(C)	—	—	0.2	—	(7.5)	(7.3)
Net other comprehensive income (loss)	8.5	—	0.2	—	(8.0)	0.7
Ending balance	$(62.8)	$(4.1)	$9.9	$0.2	$28.0	$(28.8)

(A) The tax effects for the six months ended July 1, 2023 were $(0.5) million for foreign currency translation and $(0.4) million for derivatives.
(B) The tax effects for the six months ended July 1, 2023 were $2.9 million for derivatives.
(C) The reclassification adjustments from Accumulated other comprehensive loss and associated tax effects related to defined benefit items were not material for the six months ended July 1, 2023. Refer to Note 5 – Financial Instruments for the reclassification adjustments from Accumulated other comprehensive loss related to derivatives.

Note 11 – Income Taxes

The effective tax rate for the three months ended June 29, 2024 and July 1, 2023 was 20.9 percent and 21.2 percent, respectively. The effective tax rate for the three months ended June 29, 2024 was lower than the same period in the prior year, primarily due to lower pretax income in high tax jurisdictions.

The effective tax rate for the six months ended June 29, 2024 and July 1, 2023 was 21.1 percent and 35.3 percent, respectively. The effective tax rate for the six months ended June 29, 2024 was lower than the same period in the prior year, primarily due to the prior year intercompany sale of certain intellectual property rights from one of our affiliates in Norway to the United States and lower pretax income in high tax jurisdictions.

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

Note 12 – Debt

The following table provides the changes in the Company's debt for the six months ended June 29, 2024:

(in millions)	Short-term debt and current maturities of long-term debt	Long-term debt	Total
Balance as of December 31, 2023	$454.7	$1,975.7	$2,430.4
Proceeds from issuances of debt (A)	1.3	396.9	398.2
Repayments of debt	(3.6)	—	(3.6)
Reclassification of long-term debt	1.3	(1.3)	—
Other	1.0	1.1	2.1
Balance as of June 29, 2024	$454.7	$2,372.4	$2,827.1

(A) During the first quarter of 2024, $400.0 million of 5.850% Senior Notes due 2029 were issued.

As of June 29, 2024, Brunswick was in compliance with the financial covenants associated with its debt.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Credit Facility

The Company maintains a Revolving Credit Agreement (Credit Facility). During the six months ended June 29, 2024 and July 1, 2023, there were no borrowings under the Credit Facility. As of June 29, 2024, available borrowing capacity totaled $747.0 million, net of $3.0 million of letters of credit outstanding under the Credit Facility. As of July 1, 2023, available borrowing capacity totaled $741.9 million, net of $8.1 million of letters of credit outstanding under the Credit Facility. Refer to Note 14 in the Notes to Consolidated Financial Statements in the 2023 Form 10-K for details regarding Brunswick's Credit Facility.

Commercial Paper

The Company maintains an unsecured commercial paper program (CP Program) pursuant to which the Company may issue short-term, unsecured commercial paper notes (CP Notes). During the six months ended June 29, 2024, borrowings under the CP Program totaled $425.0 million, all of which were repaid during the period. During the six months ended June 29, 2024, the maximum amount utilized under the CP Program was $225.0 million. During the six months ended July 1, 2023, borrowings under the CP Program totaled $285.0 million, all of which were repaid during the period. During the six months ended July 1, 2023, the maximum amount utilized under the CP Program was $100.0 million. Refer to Note 14 in the Notes to Consolidated Financial Statements in the 2023 Form 10-K for details regarding Brunswick's CP Program.

Note 13 – Supplier Finance Program Obligations

Under our supplier finance program, the Company agrees to pay Bank of America (the Bank) the stated amount of confirmed invoices from our suppliers on the original invoice payment due date. Our suppliers may request payment from the Bank at a date earlier than the payment due date stated on the original invoice in exchange for a fee in the form of a discounted invoice amount. Brunswick or the Bank may terminate the agreement upon at least 90 days notice. The supplier invoices that have been confirmed as valid under the program require payment ranging from 60 to 120 days from the invoice date, consistent with the terms of the original invoice. The Company does not pay the Bank any service fees or subscription fees under the program. In addition, the Company does not pledge any assets as security or provide other forms of guarantees for the committed payment to the Bank. As of June 29, 2024, December 31, 2023, and July 1, 2023, the Company had $9.6 million, $11.6 million and $16.8 million confirmed invoices under the supplier finance program, respectively, which were included in Accounts payable on the Condensed Consolidated Balance Sheets.

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

Overview

Net sales decreased 15 percent during the second quarter of 2024 when compared with the second quarter of 2023, as the impact of continued lower wholesale ordering by dealers and OEMs, coupled with higher discounts in certain business segments, was only partially offset by annual price increases and benefits from well-received new products. Despite our Propulsion segment delivering lower sales and operating earnings versus the second quarter of 2023, year-to-date we continue to gain share in outboard engines, with more than 48 percent overall share of the U.S. outboard market. In addition, Propulsion's controls, rigging, and propeller product category had a strong quarter with operating margins ahead of the same period in 2023. Our Engine Parts and Accessories (Engine P&A) segment had a strong quarter, with sales and operating earnings up versus the second quarter of 2023, and we completed the full transition of Engine P&A distribution to our new, state-of-the-art facility in Brownsburg, Indiana. As anticipated, our Navico Group segment had lower sales and operating earnings versus the second quarter of 2023, due to reduced marine OEM order rates and persistently slow RV orders but continued to show stability, with sequential improvement in aftermarket sales and overall sales and operating earnings consistent with first quarter results. Our Boat segment had a solid performance given market conditions, with sales and operating earnings below the prior year quarter, consistent with lower planned production levels. Our international net sales decreased 8 percent and 6 percent in the second quarter on a GAAP and constant currency basis, respectively.

Net sales decreased 19 percent during the first half of 2024, when compared with the first half of 2023, due to the same factors described above. Our international net sales decreased 14 percent and 13 percent in the first half on a GAAP and constant currency basis, respectively.

Operating earnings in the second quarter of 2024 were $158.3 million and $180.8 million on a GAAP and As Adjusted basis, respectively. This compares to operating earnings during the second quarter of 2023 of $194.4 million and $234.9 million on a GAAP and As Adjusted basis, respectively.

Operating earnings in the first half of 2024 were $268.9 million and $322.3 million on a GAAP and As Adjusted basis, respectively. This compares to operating earnings during the first half of 2023 of $430.5 million and $497.3 million on a GAAP and As Adjusted basis, respectively.

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

The table below summarizes the impact of changes in currency exchange rates and also the impact of acquisitions on our net sales:

	Three Months Ended					Six Months Ended
	Net Sales		2024 vs. 2023			Net Sales		2024 vs. 2023
(in millions)	June 29, 2024	July 1, 2023	GAAP	Currency Impact	Acquisition Impact	June 29, 2024	July 1, 2023	GAAP	Currency Impact	Acquisition Impact
Propulsion	$558.0	$703.3	(20.7)%	(0.5)%	2.2%	$1,136.2	$1,454.9	(21.9)%	(0.2)%	1.5%
Engine P&A	336.1	328.9	2.2%	(0.4)%	—%	598.5	617.5	(3.1)%	(0.3)%	—%
Navico Group	210.1	227.8	(7.8)%	(0.4)%	—%	421.0	505.1	(16.7)%	(0.1)%	—%
Boat	434.2	560.8	(22.6)%	(0.1)%	0.4%	859.9	1,136.0	(24.3)%	—%	0.4%
Segment Eliminations	(94.5)	(118.5)	(20.3)%	(0.1)%	—%	(206.7)	(267.6)	(22.8)%	(0.1)%	—%
Total	$1,443.9	$1,702.3	(15.2)%	(0.4)%	1.1%	$2,808.9	$3,445.9	(18.5)%	(0.2)%	0.8%

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended:

	Three Months Ended		2024 vs. 2023		Six Months Ended		2024 vs. 2023
(in millions, except per share data)	June 29, 2024	July 1, 2023	$ Change	% Change	June 29, 2024	July 1, 2023	$ Change	% Change
Net sales	$1,443.9	$1,702.3	$(258.4)	(15.2)%	$2,808.9	$3,445.9	$(637.0)	(18.5)%
Gross margin(A)	391.0	472.3	(81.3)	(17.2)%	764.6	977.9	(213.3)	(21.8)%
Restructuring, exit and impairment charges	7.9	13.9	(6.0)	(43.2)%	21.4	23.4	(2.0)	(8.5)%
Operating earnings	158.3	194.4	(36.1)	(18.6)%	268.9	430.5	(161.6)	(37.5)%
Net earnings from continuing operations	104.8	135.3	(30.5)	(22.5)%	173.2	247.7	(74.5)	(30.1)%

Diluted earnings per common share from continuing operations	$1.55	$1.91	$(0.36)	(18.8)%	$2.54	$3.47	$(0.93)	(26.8)%

Expressed as a percentage of Net sales:
Gross margin (A)	27.1%	27.7%		(60) bps	27.2%	28.4%		(120) bps
Selling, general and administrative expense	12.6%	12.6%		NM	13.7%	12.4%		130 bps
Research and development expense	3.0%	2.9%		10 bps	3.2%	2.8%		40 bps
Restructuring, exit and impairment charges	0.5%	0.8%		(30) bps	0.8%	0.7%		10 bps
Operating margin	11.0%	11.4%		(40) bps	9.6%	12.5%		(290) bps

NM = not meaningful
bps = basis points

(A)Gross margin is defined as Net sales less Cost of sales as presented in the Condensed Consolidated Statements of Comprehensive Income.

The following is a reconciliation of our non-GAAP measures, adjusted operating earnings and adjusted diluted earnings per common share from continuing operations for the three and six months ended June 29, 2024 when compared with the same prior year comparative period:

	Three Months Ended				Six Months Ended
	Operating Earnings		Diluted Earnings Per Share		Operating Earnings		Diluted Earnings Per Share
(in millions, except per share data)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
GAAP	$158.3	$194.4	$1.55	$1.91	$268.9	$430.5	$2.54	$3.47
Restructuring, exit and impairment charges	7.9	13.9	0.09	0.15	21.4	23.4	0.24	0.25
Purchase accounting amortization	14.5	14.1	0.16	0.15	29.3	28.3	0.33	0.30
Acquisition, integration, and IT related costs	0.1	4.4	—	0.05	2.4	7.0	0.03	0.08
IT security incident costs (A)	—	8.1	—	0.09	0.3	8.1	—	0.09
Special tax items	—	—	—	—	—	—	—	0.72
As Adjusted	$180.8	$234.9	$1.80	$2.35	$322.3	$497.3	$3.14	$4.91

GAAP operating margin	11.0%	11.4%			9.6%	12.5%
Adjusted operating margin	12.5%	13.8%			11.5%	14.4%
(A) We incurred non-recurring costs related to the 2023 IT security incident during the six months ended June 29, 2024 as well as during the three and six months ended July 1, 2023.

Net sales decreased 15 percent during the second quarter of 2024 and 19 percent during the first half of 2024 when compared with the same prior year periods. The components of the consolidated net sales change were as follows:

	Percent change in net sales compared to the prior comparative period
	June 29, 2024
	Three Months Ended	Six Months Ended
Volume	(17.2)%	(20.2)%
Product Mix and Price	1.3%	1.1%
Currency	(0.4)%	(0.2)%
Acquisitions	1.1%	0.8%
	(15.2)%	(18.5)%

Gross margin decreased 60 basis points in the second quarter of 2024 when compared to the same prior year period, driven by higher manufacturing costs including absorption (210 bps), material and labor inflation (65 bps) and depreciation (15 bps), partially offset by unfavorable timing of capitalized variances in the prior year (170 bps), favorable foreign currency exchange-rate fluctuations (20 bps), sales-related drivers (20 bps) and acquisitions (20 bps).

Gross margin decreased 120 basis points in the first half of 2024 when compared to the same prior year period, driven by higher manufacturing costs including absorption (120 bps) and depreciation (20 bps) as well as foreign currency exchange-rate fluctuations (20 bps), partially offset by sales-related drivers (25 bps) and acquisitions (15 bps).

Selling, general and administrative expense as a percentage of net sales was flat during the second quarter of 2024 when compared with the same prior year period, due to lower sales (230 bps), offset by cost control measures across the enterprise, including lower employee compensation costs associated with headcount reductions and lower variable compensation (230 bps). Research and development expense decreased in the second quarter of 2024 versus the same period in 2023.

Selling, general and administrative expense as a percentage of net sales increased 130 basis points during the first half of 2024 when compared with the same prior year period, due to lower sales (280 bps), partially offset by cost control measures across the enterprise, including lower employee compensation costs associated with headcount reductions and lower variable compensation (150 bps). Research and development expense decreased in the first half of 2024 versus the same period in 2023.

We recorded Restructuring, exit and impairment charges of $7.9 million and $21.4 million during the three and six months ended June 29, 2024, respectively. We recorded Restructuring, exit and impairment charges of $13.9 million and $23.4 million during the three and six months ended July 1, 2023, respectively. We estimate the first half 2024 actions will result in approximately $14 million of cost savings. Refer to Note 3 – Restructuring, Exit and Impairment Activities in the Notes to Condensed Consolidated Financial Statements for further information.

We recorded Equity earnings of $2.9 million and $5.4 million in the three and six months ended June 29, 2024, respectively, which were primarily related to our marine and technology-related joint ventures. This compares with Equity earnings of $2.2 million and $4.4 million in the three and six months ended July 1, 2023, respectively.

We recognized $(0.8) million of Other (expense) income, net in the three and six months ended June 29, 2024, respectively. This compares with $1.8 million and $0.9 million of Other (expense) income, net in the three and six months ended July 1, 2023, respectively. Other (expense) income, net primarily includes remeasurement gains and losses resulting from changes in foreign currency rates and other postretirement benefit costs.

Net interest expense increased for the three and six months ended June 29, 2024 when compared with the same prior year period due to an increase in average daily debt outstanding, which was influenced by the timing of debt issuances. Refer to Note 12 – Debt in the Notes to Condensed Consolidated Financial Statements and Note 14 – Debt in the Notes to Consolidated Financial Statements in the 2023 Form 10-K.

We recognized an income tax provision for the three and six months ended June 29, 2024 of $27.7 million and $46.3 million, respectively, compared to $36.3 million and $135.3 million for the three and six months ended July 1, 2023, respectively. The decrease in the income tax provision for the three months ended June 29, 2024 is due to lower pretax income in high tax jurisdictions. The decrease in the income tax provision for the six months ended June 29, 2024 is due to the prior year intercompany sale of certain intellectual property rights and lower pretax income in high tax jurisdictions. We have also evaluated the effects of Pillar Two legislation and concluded that the tax effects are not material to the financial statements. Refer to Note 11 – Income Taxes in the Notes to Condensed Consolidated Financial Statements for further information.

The effective tax rate, which is calculated as the income tax provision as a percentage of earnings before income taxes, was 20.9 percent and 21.1 percent for the three and six months ended June 29, 2024, respectively. The effective tax rate for the three and six months ended July 1, 2023 was 21.2 percent and 35.3 percent, respectively.

Due to the factors described in the preceding paragraphs, operating earnings, net earnings from continuing operations, and diluted earnings per common share from continuing operations decreased during both the three and six months ended June 29, 2024 when compared with the same prior year period.

Propulsion Segment

The following table sets forth Propulsion segment results and a reconciliation to our non-GAAP measure of adjusted operating earnings for the three and six months ended:

	Three Months Ended		2024 vs. 2023		Six Months Ended		2024 vs. 2023
(in millions)	June 29, 2024	July 1, 2023	$ Change	% Change	June 29, 2024	July 1, 2023	$ Change	% Change
Net sales	$558.0	$703.3	$(145.3)	(20.7)%	$1,136.2	$1,454.9	$(318.7)	(21.9)%

GAAP operating earnings	$85.6	$111.1	$(25.5)	(23.0)%	$168.4	$262.2	$(93.8)	(35.8)%
Restructuring, exit and impairment charges	0.4	—	0.4	NM	6.0	—	6.0	NM
Purchase accounting amortization	0.3	—	0.3	NM	0.9	—	0.9	NM
Acquisition, integration, and IT related costs	0.4	—	0.4	NM	0.9	—	0.9	NM
IT security incident costs	—	3.4	(3.4)	NM	—	3.4	(3.4)	NM
Adjusted operating earnings	$86.7	$114.5	$(27.8)	(24.3)%	$176.2	$265.6	$(89.4)	(33.7)%

GAAP operating margin	15.3%	15.8%		(50) bps	14.8%	18.0%		(320) bps
Adjusted operating margin	15.5%	16.3%		(80) bps	15.5%	18.3%		(280) bps

NM = not meaningful
bps = basis points

Propulsion segment's net sales decreased in the second quarter of 2024 compared to the second quarter of 2023, with lower production rates at OEM boat manufacturers resulting in fewer engine orders in the quarter, while repower shipments were slightly up versus the same prior year period.

Propulsion segment's net sales decreased in the first half of 2024 versus 2023 due to the same factors described above.

The components of the Propulsion segment's net sales change were as follows:

	Percent change in net sales compared to the prior comparative period
	June 29, 2024
	Three Months Ended	Six Months Ended
Volume	(23.1)%	(22.7)%
Product Mix and Price	0.7%	(0.5)%
Currency	(0.5)%	(0.2)%
Acquisitions	2.2%	1.5%
	(20.7)%	(21.9)%

International sales were 37 percent of the Propulsion segment's net sales in the second quarter of 2024 and were flat from the prior year on a GAAP basis. On a constant currency basis, international sales increased 2 percent.

International sales were 36 percent of the Propulsion segment's net sales in the first half of 2024 and decreased 12 percent from the prior year on a GAAP basis. On a constant currency basis, international sales decreased 11 percent in the first half of 2024.

Propulsion segment's operating earnings in the second quarter of 2024 decreased when compared to the second quarter of 2023, due to the impact of lower net sales and higher manufacturing costs, including absorption from lower production, partially offset by the lapping of prior year unfavorable capitalized inventory variances and accelerated cost control measures.

Operating earnings for the first half of 2024 decreased due to the impact of lower net sales and higher manufacturing costs, including absorption from lower production, partially offset by accelerated cost control measures.

Engine P&A Segment

The following table sets forth Engine P&A segment results and a reconciliation to our non-GAAP measure of adjusted operating earnings for the three and six months ended:

	Three Months Ended		2024 vs. 2023		Six Months Ended		2024 vs. 2023
(in millions)	June 29, 2024	July 1, 2023	$ Change	% Change	June 29, 2024	July 1, 2023	$ Change	% Change
Net sales	$336.1	$328.9	$7.2	2.2%	$598.5	$617.5	$(19.0)	(3.1)%

GAAP operating earnings	$75.6	$66.4	$9.2	13.9%	$108.8	$114.2	$(5.4)	(4.7)%
Restructuring, exit and impairment charges	0.2	0.3	(0.1)	(33.3)%	3.5	1.0	2.5	NM
IT security incident costs	—	0.5	(0.5)	NM	—	0.5	(0.5)	NM
Adjusted operating earnings	$75.8	$67.2	$8.6	12.8%	$112.3	$115.7	$(3.4)	(2.9)%

GAAP operating margin	22.5%	20.2%		230 bps	18.2%	18.5%		(30) bps
Adjusted operating margin	22.6%	20.4%		220 bps	18.8%	18.7%		10 bps

NM = not meaningful
bps = basis points

Engine P&A segment's net sales increased in the second quarter of 2024 compared to the second quarter of 2023, due to the completed transition to the Brownsburg, Indiana distribution facility as this business was able to service product to customers around the globe, leading to year-over-year sales increases in both the U.S. and international markets.

Engine P&A segment's net sales decreased in the first half of 2024 versus prior year as strong second quarter results only partially offset the lower sales in the first quarter of 2024.

The components of the Engine P&A segment's net sales change were as follows:

	Percent change in net sales compared to the prior comparative period
	June 29, 2024
	Three Months Ended	Six Months Ended
Volume	2.0%	(3.7)%
Product Mix and Price	0.6%	0.9%
Currency	(0.4)%	(0.3)%
	2.2%	(3.1)%

International sales were 27 percent of the Engine P&A segment's net sales in the second quarter of 2024 and increased 5 percent from the prior year on a GAAP basis. On a constant currency basis, international sales increased 6 percent.

International sales were 29 percent of the Engine P&A segment's net sales in the first half of 2024 and increased 1 percent from the prior year on a GAAP basis. On a constant currency basis, international sales increased 2 percent in the first half of 2024.

Engine P&A segment's operating earnings in the second quarter of 2024 increased compared to the second quarter of 2023, due to increased sales and the impact of pricing and cost control.

Operating earnings for the first half of 2024 decreased as strong second quarter results only partially offset the lower operating earnings in the first quarter of 2024.

Navico Group Segment

The following table sets forth Navico Group segment results and a reconciliation to our non-GAAP measure of adjusted operating earnings for the three and six months ended:

	Three Months Ended		2024 vs. 2023		Six Months Ended		2024 vs. 2023
(in millions)	June 29, 2024	July 1, 2023	$ Change	% Change	June 29, 2024	July 1, 2023	$ Change	% Change
Net sales	$210.1	$227.8	$(17.7)	(7.8)%	$421.0	$505.1	$(84.1)	(16.7)%

GAAP operating (loss) earnings	$(3.0)	$4.2	$(7.2)	NM	$(5.4)	$17.0	$(22.4)	NM
Restructuring, exit and impairment charges	5.3	7.3	(2.0)	(27.4)%	8.0	10.9	(2.9)	(26.6)%
Purchase accounting amortization	13.2	13.2	—	NM	26.4	26.5	(0.1)	(0.4)%
Acquisition, integration, and IT related costs	0.1	0.7	(0.6)	(85.7)%	1.7	1.5	0.2	13.3%
IT security incident costs	—	0.5	(0.5)	NM	—	0.5	(0.5)	NM
Adjusted operating earnings	$15.6	$25.9	$(10.3)	(39.8)%	$30.7	$56.4	$(25.7)	(45.6)%

GAAP operating margin	(1.4)%	1.8%		(320) bps	(1.3)%	3.4%		(470) bps
Adjusted operating margin	7.4%	11.4%		(400) bps	7.3%	11.2%		(390) bps

NM = not meaningful
bps = basis points

Navico Group segment's net sales decreased in the second quarter of 2024 compared to the second quarter of 2023, driven by reduced sales to marine OEMs as they balance production levels to match retail ordering patterns, partially offset by strong new product momentum and, while slow, some improvements in RV sales trends.

Navico Group segment's net sales decreased in the first half of 2024 versus prior year as a result of the same factors described above.

The components of the Navico Group segment's net sales change were as follows:

	Percent change in net sales compared to the prior comparative period
	June 29, 2024
	Three Months Ended	Six Months Ended
Volume	(7.1)%	(16.1)%
Product Mix and Price	(0.3)%	(0.5)%
Currency	(0.4)%	(0.1)%
	(7.8)%	(16.7)%

International sales were 40 percent of the Navico Group segment's net sales in the second quarter of 2024 and decreased 4 percent year over year on a GAAP basis. On a constant currency basis, international sales decreased 3 percent.

International sales were 41 percent of the Navico Group segment's net sales in the first half of 2024 and decreased 6 percent year over year on a GAAP and constant currency basis.

Navico Group segment's operating earnings in the second quarter of 2024 decreased when compared to the second quarter of 2023, as the impact from lower sales and increased discount activity was only partially offset by lower operating expenses.

Operating earnings for the first half of 2024 decreased as a result of the same factors described above.

Boat Segment

The following table sets forth Boat segment results and a reconciliation to our non-GAAP measure of adjusted operating earnings for the three and six months ended:

	Three Months Ended		2024 vs. 2023		Six Months Ended		2024 vs. 2023
(in millions)	June 29, 2024	July 1, 2023	$ Change	% Change	June 29, 2024	July 1, 2023	$ Change	% Change
Net sales	$434.2	$560.8	$(126.6)	(22.6)%	$859.9	$1,136.0	$(276.1)	(24.3)%

GAAP operating earnings	$24.8	$53.2	$(28.4)	(53.4)%	$54.2	$111.0	$(56.8)	(51.2)%
Restructuring, exit and impairment charges	1.7	4.5	(2.8)	(62.2)%	2.7	5.9	(3.2)	(54.2)%
Purchase accounting amortization	1.0	0.9	0.1	11.1%	2.0	1.8	0.2	11.1%
Acquisition, integration, and IT related costs	(0.4)	3.1	(3.5)	NM	(0.2)	4.1	(4.3)	NM
IT security incident costs	—	0.8	(0.8)	NM	—	0.8	(0.8)	NM
Adjusted operating earnings	$27.1	$62.5	$(35.4)	(56.6)%	$58.7	$123.6	$(64.9)	(52.5)%

GAAP operating margin	5.7%	9.5%		(380) bps	6.3%	9.8%		(350) bps
Adjusted operating margin	6.2%	11.1%		(490) bps	6.8%	10.9%		(410) bps

NM = not meaningful
bps = basis points

Boat segment's net sales decreased in the second quarter of 2024 compared to the second quarter of 2023, due to softer wholesale orders as channel partners continue to order cautiously, partially offset by the favorable impact of modest model-year pricing and share gains.

Boat segment's net sales decreased in the first half of 2024 versus the first half of 2023 due to the same factors described above.

The components of the Boat segment's net sales change were as follows:

	Percent change in net sales compared to the prior comparative period
	June 29, 2024
	Three Months Ended	Six Months Ended
Volume	(21.3)%	(23.2)%
Product Mix and Price	(1.6)%	(1.5)%
Currency	(0.1)%	—%
Acquisitions	0.4%	0.4%
	(22.6)%	(24.3)%

International sales were 22 percent of the Boat segment's net sales in both the second quarter and first half of 2024 and decreased 32 percent on a GAAP and constant currency basis versus the same periods in 2023.

Boat segment's operating earnings in the second quarter of 2024 decreased when compared to the second quarter of 2023, as the impact of the net sales declines and lower absorption from reduced production were only partially offset by pricing and continued cost control.

Operating earnings in the first half of 2024 decreased due to the same factors above.

Corporate/Other

The following table sets forth Corporate/Other results and a reconciliation to our non-GAAP measure of adjusted operating loss for the three and six months ended:

	Three Months Ended		2024 vs. 2023		Six Months Ended		2024 vs. 2023
(in millions)	June 29, 2024	July 1, 2023	$ Change	% Change	June 29, 2024	July 1, 2023	$ Change	% Change
GAAP operating loss	$(24.7)	$(40.5)	$15.8	(39.0)%	$(57.1)	$(73.9)	$16.8	(22.7)%
Restructuring, exit and impairment charges	0.3	1.8	(1.5)	(83.3)%	1.2	5.6	(4.4)	(78.6)%
Acquisition, integration, and IT related costs	—	0.6	(0.6)	NM	—	1.4	(1.4)	NM
IT security incident costs	—	2.9	(2.9)	NM	0.3	2.9	(2.6)	(89.7)%
Adjusted operating loss	$(24.4)	$(35.2)	$10.8	(30.7)%	$(55.6)	$(64.0)	$8.4	(13.1)%

NM = not meaningful

Corporate operating loss in the second quarter of 2024 decreased when compared to the second quarter of 2023, driven by lower variable compensation along with the impact of both the IT security incident and restructuring charges in the prior year.

Corporate operating loss decreased in the first half of 2024 versus 2023, resulting from the same factors described above.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the six months ended:

(in millions)	June 29, 2024	July 1, 2023
Net cash provided by operating activities of continuing operations	$67.6	$254.4
Net cash (used for) provided by:
Plus: Capital expenditures	(101.1)	(173.4)
Plus: Proceeds from the sale of property, plant and equipment	5.4	6.3
Plus: Effect of exchange rate changes on cash and cash equivalents	(7.0)	1.6
Total free cash flow (A)	$(35.1)	$88.9

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

2024 Cash Flow

Net cash provided by operating activities of continuing operations in the six months ended June 29, 2024 totaled $67.6 million compared to $254.4 million in the six months ended July 1, 2023. The decrease is primarily due to a higher build of working capital and lower net earnings. Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Condensed Consolidated Balance Sheets, excluding the impact of acquisitions and non-cash adjustments.

The primary drivers of net cash provided by operating activities of continuing operations in the six months ended June 29, 2024 was net earnings, net of non-cash items, partially offset by working capital. Accounts and notes receivable increased $46.0 million, primarily due to the timing of collections. Inventory increased $87.3 million due to seasonal inventory build. Accounts payable decreased $88.1 million, primarily due to timing of payments. Accrued expenses decreased $29.9 million, primarily driven by lower accrued variable compensation expense.

Net cash used for investing activities was $176.0 million, primarily related to $101.1 million of capital expenditures and $80.9 million of purchases of marketable securities. Our capital spending was focused on investments in new products and technologies.

Net cash provided by financing activities was $157.2 million and primarily related to long-term debt issuances, partially offset by common stock repurchases and cash dividends paid to common shareholders.

2023 Cash Flow

Net cash provided by operating activities of continuing operations in the six months ended July 1, 2023 totaled $254.4 million versus $149.4 million in the comparable period of 2022. The increase is primarily due to decreases in working capital usage, partially offset by lower net earnings.

The primary drivers of net cash provided by operating activities of continuing operations in the six months ended July 1, 2023 were net earnings, net of non-cash items, partially offset by seasonal increases in working capital. Accounts and notes receivable increased $69.0 million, primarily due to timing of sales. Inventory increased $22.0 million, driven by seasonal inventory purchases and cost inflation. Accounts payable decreased $93.2 million, primarily due to timing of payments. Accrued expenses increased $16.1 million, primarily driven by increased expenses associated with restructuring actions executed during the year and the IT security incident.

Net cash used for investing activities was $169.7 million, which included $173.4 million of capital expenditures and $6.4 million of investment in our joint venture, partially offset by $6.3 million of sales of property, plant and equipment and $3.8 million of sales or maturities of marketable securities. Our capital spending was focused on investments in capacity expansion, new products and technologies.

Net cash used for financing activities was $204.0 million and primarily related to common stock repurchases and cash dividends paid to common shareholders.

Liquidity and Capital Resources

We view our highly liquid assets as of June 29, 2024, December 31, 2023 and July 1, 2023 as:

(in millions)	June 29, 2024	December 31, 2023	July 1, 2023
Cash and cash equivalents, at cost, which approximates fair value	$494.5	$467.8	$477.5
Short-term investments in marketable securities	82.5	0.8	0.8
Total cash, cash equivalents and marketable securities	$577.0	$468.6	$478.3

The following table sets forth an analysis of total liquidity as of June 29, 2024, December 31, 2023 and July 1, 2023:

(in millions)	June 29, 2024	December 31, 2023	July 1, 2023
Cash, cash equivalents and marketable securities	$577.0	$468.6	$478.3
Amounts available under lending facility (A)	747.0	741.9	741.9
Total liquidity (B)	$1,324.0	$1,210.5	$1,220.2

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

Cash, cash equivalents and marketable securities totaled $577.0 million as of June 29, 2024, an increase of $108.4 million from $468.6 million as of December 31, 2023, and an increase of $98.7 million from $478.3 million as of July 1, 2023. Total debt as of June 29, 2024, December 31, 2023 and July 1, 2023 was $2,827.1 million, $2,430.4 million and $2,510.3 million, respectively. Our debt-to-capitalization ratio was 58 percent as of June 29, 2024, an increase from 54 percent as of both December 31, 2023 and July 1, 2023.

There were no borrowings under the Revolving Credit Agreement (Credit Facility) during the six months ended June 29, 2024 and we did not have any borrowings outstanding as of June 29, 2024. Available borrowing capacity under the Credit Facility as of June 29, 2024 totaled $747.0 million, net of $3.0 million of letters of credit outstanding. During the six months ended June 29, 2024, the maximum amount utilized under the CP Program was $225.0 million, all of which was repaid during the period. Refer to Note 12 – Debt in the Notes to Condensed Consolidated Financial Statements and Note 14 - Debt in the Notes to Consolidated Financial Statements in the 2023 Form 10-K, for further details.

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

2024 Capital Strategy

We continue to moderate our capital expenditure spending for the year and now anticipate less than $175 million of spending for the year. We have revised our share repurchase plan and now anticipate share repurchases between $200 and $220 million of shares in 2024, consistent with our initial assumptions for the year.

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

Recent Accounting Pronouncements

Recent accounting pronouncements that have been adopted during the six months ended June 29, 2024, or will be adopted in future periods, are included in Note 1 – Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 30, 2024, our Board of Directors approved a $500 million increase to our share repurchase authorization. During the six months ended June 29, 2024, we repurchased $170.0 million of stock, and the remaining authorization was $451.5 million as of June 29, 2024.

We repurchased the following shares of common stock during the three months ended June 29, 2024:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Amount of Dollars that May Yet Be Used to Purchase Shares Under the Program
March 31 to April 27	126,199	$89.96	126,199
April 28 to May 25	475,104	81.83	475,104
May 26 to June 29	743,406	75.49	743,406
Total	1,344,709	$79.09	1,344,709	$451,467,016

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

During the quarterly period ended June 29, 2024, none of our officers (as defined in Rule 16a-1(f) under the Exchange Act) or directors adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

BRUNSWICK CORPORATION
August 1, 2024	By:	/s/ RANDALL S. ALTMAN
Randall S. Altman
Senior Vice President and Controller*

*Mr. Altman is signing this report both as a duly authorized officer and as the principal accounting officer.