Form 10-Q
period 2024-09-28
BRUNSWICK CORP
filed 2024-10-30
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended September 28, 2024

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
The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of October 28, 2024 was 65,983,222.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 28, 2024

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$1,273.3	$1,593.6	$4,082.2	$5,039.5
Cost of sales	940.3	1,148.9	2,984.6	3,616.9
Selling, general and administrative expense	180.7	187.1	566.2	613.5
Research and development expense	41.7	45.2	130.5	142.8
Restructuring, exit and impairment charges	12.2	16.3	33.6	39.7
Operating earnings	98.4	196.1	367.3	626.6
Equity earnings (loss)	1.6	(17.3)	7.0	(12.9)
Other (expense) income, net	(1.1)	6.0	(1.9)	6.9
Earnings before interest and income taxes	98.9	184.8	372.4	620.6
Interest expense	(33.0)	(28.1)	(94.2)	(85.1)
Interest income	4.0	3.4	11.2	7.6
Earnings before income taxes	69.9	160.1	289.4	543.1
Income tax provision	22.6	46.2	68.9	181.5
Net earnings from continuing operations	47.3	113.9	220.5	361.6
Net loss from discontinued operations, net of tax	(2.7)	(1.4)	(7.9)	(2.1)
Net earnings	$44.6	$112.5	$212.6	$359.5

Earnings per common share:
Basic
Earnings from continuing operations	$0.71	$1.63	$3.27	$5.11
Loss from discontinued operations	(0.04)	(0.02)	(0.12)	(0.03)
Net earnings	$0.67	$1.61	$3.15	$5.08

Diluted
Earnings from continuing operations	$0.71	$1.63	$3.26	$5.10
Loss from discontinued operations	(0.04)	(0.02)	(0.12)	(0.03)
Net earnings	$0.67	$1.61	$3.14	$5.07

Weighted average shares used for computation of:
Basic earnings per common share	66.6	69.8	67.4	70.7
Diluted earnings per common share	66.6	70.0	67.6	70.9

Comprehensive income	$59.5	$99.2	$210.6	$346.9

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 28, 2024	December 31, 2023	September 30, 2023
Assets
Current assets
Cash and cash equivalents, at cost, which approximates fair value	$284.1	$467.8	$330.9
Restricted cash	16.8	11.1	11.1
Short-term investments in marketable securities	0.8	0.8	0.8
Total cash and short-term investments in marketable securities	301.7	479.7	342.8
Accounts and notes receivable, less allowances of $10.5, $10.8, and $10.4	500.8	493.2	568.2
Inventories
Finished goods	937.0	932.0	825.4
Work-in-process	173.5	181.6	194.5
Raw materials	354.2	363.2	425.1
Net inventories	1,464.7	1,476.8	1,445.0
Prepaid expenses and other	80.8	60.0	85.3
Current assets	2,348.0	2,509.7	2,441.3

Property
Land	44.1	44.1	44.0
Buildings and improvements	635.8	619.7	609.3
Equipment	1,578.3	1,551.5	1,529.0
Total land, buildings and improvements and equipment	2,258.2	2,215.3	2,182.3
Accumulated depreciation	(1,199.4)	(1,135.5)	(1,111.0)
Net land, buildings and improvements and equipment	1,058.8	1,079.8	1,071.3
Unamortized product tooling costs	219.5	236.0	240.3
Net property	1,278.3	1,315.8	1,311.6

Other assets
Goodwill	1,059.7	1,030.7	1,007.6
Other intangibles, net	939.9	978.0	999.8
Deferred income tax asset	187.0	186.8	150.9
Operating lease assets	162.5	152.2	136.2
Equity investments	32.9	38.7	35.6
Other long-term assets	15.2	18.6	17.9
Other assets	2,397.2	2,405.0	2,348.0

Total assets	$6,023.5	$6,230.5	$6,100.9

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

(in millions)	September 28, 2024	December 31, 2023	September 30, 2023
Liabilities and shareholders' equity
Current liabilities
Short-term debt and current maturities of long-term debt	$199.2	$454.7	$455.3
Accounts payable	369.1	558.0	493.4
Accrued expenses	625.8	739.4	710.5
Current liabilities	1,194.1	1,752.1	1,659.2

Long-term liabilities
Debt	2,372.7	1,975.7	1,975.7
Operating lease liabilities	144.1	133.9	117.8
Postretirement benefits	48.6	52.5	45.6
Deferred income tax liability	12.4	12.4	12.4
Other	217.3	216.5	204.4
Long-term liabilities	2,795.1	2,391.0	2,355.9

Shareholders' equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares; outstanding: 66,101,000, 68,227,000 and 68,939,000 shares	76.9	76.9	76.9
Additional paid-in capital	398.0	392.0	385.2
Retained earnings	3,724.9	3,596.9	3,563.4
Treasury stock, at cost: 36,437,000, 34,311,000 and 33,599,000 shares	(2,137.8)	(1,952.7)	(1,897.6)
Accumulated other comprehensive loss	(27.7)	(25.7)	(42.1)
Shareholders' equity	2,034.3	2,087.4	2,085.8

Total liabilities and shareholders' equity	$6,023.5	$6,230.5	$6,100.9

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(in millions)	September 28, 2024	September 30, 2023
Cash flows from operating activities
Net earnings	$212.6	$359.5
Less: net loss from discontinued operations, net of tax	(7.9)	(2.1)
Net earnings from continuing operations	220.5	361.6
Depreciation and amortization	212.0	201.4
Stock compensation expense	20.4	15.0
Pension funding, net of expense	(0.9)	(1.2)
Asset impairment charges	6.7	6.4
Deferred income taxes	8.5	0.9
Impairment of equity method investment	—	19.2
Changes in certain current assets and current liabilities	(323.7)	(161.2)
Long-term extended warranty contracts and other deferred revenue	11.4	14.0
Income taxes	(22.9)	21.2
Other, net	5.5	(19.2)
Net cash provided by operating activities of continuing operations	137.5	458.1
Net cash used for operating activities of discontinued operations	(12.5)	(7.8)
Net cash provided by operating activities	125.0	450.3

Cash flows from investing activities
Capital expenditures	(137.1)	(233.1)
Purchases of marketable securities	(80.9)	—
Sales or maturities of marketable securities	82.1	3.8
Investments	5.5	(1.6)
Acquisition of businesses, net of cash acquired	(31.8)	(89.6)
Proceeds from the sale of property, plant and equipment	8.2	10.6
Net cash used for investing activities	(154.0)	(309.9)

Cash flows from financing activities
Proceeds from issuances of short-term debt	200.8	2.3
Payments of short-term debt	(7.4)	(5.4)
Net proceeds from issuances of long-term debt	396.9	—
Payments of long-term debt including current maturities	(451.9)	(81.8)
Common stock repurchases	(190.0)	(220.0)
Cash dividends paid	(84.6)	(84.6)
Tax withholding associated with shares issued for share-based compensation	(9.3)	(13.4)
Other, net	(1.5)	—
Net cash used for financing activities	(147.0)	(402.9)

Effect of exchange rate changes on cash and cash equivalents	(2.0)	(4.0)
Net decrease in Cash and cash equivalents and Restricted cash	(178.0)	(266.5)
Cash and cash equivalents and Restricted cash at beginning of period	478.9	608.5

Cash and cash equivalents and Restricted cash at end of period	300.9	342.0
Less: Restricted cash	16.8	11.1
Cash and cash equivalents at end of period	$284.1	$330.9

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

Brunswick Corporation
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated other comprehensive loss	Total
Balance at December 31, 2023	$76.9	$392.0	$3,596.9	$(1,952.7)	$(25.7)	$2,087.4
Net earnings	—	—	68.0	—	—	68.0
Other comprehensive loss	—	—	—	—	(10.5)	(10.5)
Dividends ($0.42 per common share)	—	—	(28.6)	—	—	(28.6)
Compensation plans and other	—	(8.6)	—	6.0	—	(2.6)
Common stock repurchases	—	—	—	(64.1)	—	(64.1)
Balance at March 30, 2024	76.9	383.4	3,636.3	(2,010.8)	(36.2)	2,049.6
Net earnings	—	—	100.0	—	—	100.0
Other comprehensive loss	—	—	—	—	(6.4)	(6.4)
Dividends ($0.42 per common share)	—	—	(28.2)	—	—	(28.2)
Compensation plans and other	—	5.8	—	0.2	—	6.0
Common stock repurchases	—	—	—	(107.4)	—	(107.4)
Balance at June 29, 2024	76.9	389.2	3,708.1	(2,118.0)	(42.6)	2,013.6
Net earnings	—	—	44.6	—	—	44.6
Other comprehensive income	—	—	—	—	14.9	14.9
Dividends ($0.42 per common share)	—	—	(27.8)	—	—	(27.8)
Compensation plans and other	—	8.8	—	0.4	—	9.2
Common stock repurchases	—	—	—	(20.2)	—	(20.2)
Balance at September 28, 2024	$76.9	$398.0	$3,724.9	$(2,137.8)	$(27.7)	$2,034.3

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated other comprehensive loss	Total
Balance at December 31, 2022	$76.9	$391.3	$3,288.5	$(1,684.9)	$(29.5)	$2,042.3
Net earnings	—	—	112.3	—	—	112.3
Other comprehensive income	—	—	—	—	3.6	3.6
Dividends ($0.40 per common share)	—	—	(28.5)	—	—	(28.5)
Compensation plans and other	—	(15.3)	—	8.5	—	(6.8)
Common stock repurchases	—	—	—	(60.4)	—	(60.4)
Balance at April 1, 2023	76.9	376.0	3,372.3	(1,736.8)	(25.9)	2,062.5
Net earnings	—	—	134.7	—	—	134.7
Other comprehensive loss	—	—	—	—	(2.9)	(2.9)
Dividends ($0.40 per common share)	—	—	(28.3)	—	—	(28.3)
Compensation plans and other	—	7.8	—	0.5	—	8.3
Common stock repurchases	—	—	—	(72.9)	—	(72.9)
Balance at July 1, 2023	76.9	383.8	3,478.7	(1,809.2)	(28.8)	2,101.4
Net earnings	—	—	112.5	—	—	112.5
Other comprehensive loss	—	—	—	—	(13.3)	(13.3)
Dividends ($0.40 per common share)	—	—	(27.8)	—	—	(27.8)
Compensation plans and other	—	1.4	—	0.3	—	1.7
Common stock repurchases	—	—	—	(88.7)	—	(88.7)
Balance at September 30, 2023	$76.9	$385.2	$3,563.4	$(1,897.6)	$(42.1)	$2,085.8

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

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Saturday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The third quarter of fiscal year 2024 ended on September 28, 2024 and the third quarter of fiscal year 2023 ended on September 30, 2023.

Recently Issued Accounting Standards

Segment Reporting: In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280) — Improvements to Reportable Segment Disclosures, which adds new disclosure requirements related to significant segment expenses regularly provided to the chief operating decision maker (CODM) and included in each reported measure of segment profit or loss, other segment items that constitute the difference between segment revenues less significant segment expenses and the measure of profit or loss, disclosure of the CODM's title and position as well as an explanation of how the CODM uses the reported measures and expanded interim disclosures. ASU 2023-07 is effective for financial statements for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and as a result, will require additional segment expense disclosures when adopted in the Company's Form 10-K for the year ended December 31, 2024 and in periodic reports thereafter.

Income Taxes: In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures. Under this ASU, entities must disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires entities to disclose additional information about income taxes paid. ASU 2023-09 is effective for financial statements for annual periods beginning after December 15, 2024. We are currently evaluating the potential impact of adopting this guidance on the consolidated financial statements and the notes to consolidated financial statements.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Revenue Recognition

The following tables present the Company's revenue in categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors:

	Three Months Ended
	September 28, 2024
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Geographic Markets
United States	$308.1	$235.9	$106.3	$290.2	$940.5
Europe	70.9	31.2	48.6	19.3	170.0
Asia-Pacific	38.3	27.6	18.9	4.3	89.1
Canada	20.0	28.6	3.0	25.2	76.8
Rest-of-World	48.6	12.8	7.3	6.3	75.0
Segment Eliminations	(58.8)	(1.4)	(17.9)	—	(78.1)
Total	$427.1	$334.7	$166.2	$345.3	$1,273.3

	Three Months Ended
	September 30, 2023
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Geographic Markets
United States	$498.2	$248.0	$137.4	$345.6	$1,229.2
Europe	88.0	30.3	48.0	28.2	194.5
Asia-Pacific	46.5	25.0	19.1	8.3	98.9
Canada	26.8	28.4	3.8	37.2	96.2
Rest-of-World	58.7	12.9	5.1	9.3	86.0
Segment Eliminations	(86.2)	(2.0)	(23.0)	—	(111.2)
Total	$632.0	$342.6	$190.4	$428.6	$1,593.6

	Nine Months Ended
	September 28, 2024
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Geographic Markets
United States	$1,037.4	$660.9	$355.3	$961.4	$3,015.0
Europe	255.0	90.7	169.7	93.8	609.2
Asia-Pacific	125.6	75.8	51.9	15.0	268.3
Canada	50.2	65.8	10.8	106.3	233.1
Rest-of-World	153.9	41.4	17.4	28.7	241.4
Segment Eliminations	(212.7)	(5.1)	(67.0)	—	(284.8)
Total	$1,409.4	$929.5	$538.1	$1,205.2	$4,082.2

	Nine Months Ended
	September 30, 2023
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Geographic Markets
United States	$1,490.8	$693.3	$459.3	$1,203.8	$3,847.2
Europe	293.4	86.2	173.9	135.6	689.1
Asia-Pacific	154.8	76.7	56.3	23.9	311.7
Canada	75.8	69.2	13.4	173.4	331.8
Rest-of-World	158.3	36.7	15.6	27.9	238.5
Segment Eliminations	(291.3)	(5.8)	(81.3)	(0.4)	(378.8)
Total	$1,881.8	$956.3	$637.2	$1,564.2	$5,039.5

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended
	September 28, 2024
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Major Product Lines
Outboard Engines	$373.5	$—	$—	$—	$373.5
Controls, Rigging, and Propellers	83.7	—	—	—	83.7
Sterndrive Engines	28.7	—	—	—	28.7
Distribution	—	182.3	—	—	182.3
Products	—	153.8	—	—	153.8
Navico Group	—	—	184.1	—	184.1
Aluminum Freshwater Boats	—	—	—	119.7	119.7
Recreational Fiberglass Boats	—	—	—	88.3	88.3
Saltwater Fishing Boats	—	—	—	90.3	90.3
Business Acceleration	—	—	—	50.0	50.0
Boat Eliminations/Other	—	—	—	(3.0)	(3.0)
Segment Eliminations	(58.8)	(1.4)	(17.9)	—	(78.1)
Total	$427.1	$334.7	$166.2	$345.3	$1,273.3

	Three Months Ended
	September 30, 2023
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Major Product Lines
Outboard Engines	$580.3	$—	$—	$—	$580.3
Controls, Rigging, and Propellers	99.7	—	—	—	99.7
Sterndrive Engines	38.2	—	—	—	38.2
Distribution	—	186.0	—	—	186.0
Products	—	158.6	—	—	158.6
Navico Group	—	—	213.4	—	213.4
Aluminum Freshwater Boats	—	—	—	141.3	141.3
Recreational Fiberglass Boats	—	—	—	137.0	137.0
Saltwater Fishing Boats	—	—	—	110.4	110.4
Business Acceleration	—	—	—	43.6	43.6
Boat Eliminations/Other	—	—	—	(3.7)	(3.7)
Segment Eliminations	(86.2)	(2.0)	(23.0)	—	(111.2)
Total	$632.0	$342.6	$190.4	$428.6	$1,593.6

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Nine Months Ended
	September 28, 2024
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Major Product Lines
Outboard Engines	$1,247.1	$—	$—	$—	$1,247.1
Controls, Rigging, and Propellers	274.7	—	—	—	274.7
Sterndrive Engines	100.3	—	—	—	100.3
Distribution	—	530.5	—	—	530.5
Products	—	404.1	—	—	404.1
Navico Group	—	—	605.1	—	605.1
Aluminum Freshwater Boats	—	—	—	418.1	418.1
Recreational Fiberglass Boats	—	—	—	356.0	356.0
Saltwater Fishing Boats	—	—	—	307.5	307.5
Business Acceleration	—	—	—	153.8	153.8
Boat Eliminations/Other	—	—	—	(30.2)	(30.2)
Segment Eliminations	(212.7)	(5.1)	(67.0)	—	(284.8)
Total	$1,409.4	$929.5	$538.1	$1,205.2	$4,082.2

	Nine Months Ended
	September 30, 2023
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Major Product Lines
Outboard Engines	$1,726.1	$—	$—	$—	$1,726.1
Controls, Rigging, and Propellers	310.8	—	—	—	310.8
Sterndrive Engines	136.2	—	—	—	136.2
Distribution	—	558.5	—	—	558.5
Products	—	403.6	—	—	403.6
Navico Group	—	—	718.5	—	718.5
Aluminum Freshwater Boats	—	—	—	582.0	582.0
Recreational Fiberglass Boats	—	—	—	522.5	522.5
Saltwater Fishing Boats	—	—	—	348.4	348.4
Business Acceleration	—	—	—	129.9	129.9
Boat Eliminations/Other	—	—	—	(18.2)	(18.2)
Segment Eliminations	(291.3)	(5.8)	(81.3)	(0.4)	(378.8)
Total	$1,881.8	$956.3	$637.2	$1,564.2	$5,039.5

As of December 31, 2023, $187.1 million of contract liabilities associated with extended warranties, deferred revenue and customer deposits were reported in Accrued expenses and Other long-term liabilities, of which $53.0 million were recognized as revenue during the nine months ended September 28, 2024. As of September 28, 2024, total contract liabilities were $201.4 million. The total amount of the transaction price allocated to unsatisfied performance obligations as of September 28, 2024 was $196.4 million for contracts greater than one year, which primarily relates to extended warranties. The Company expects to recognize $20.7 million of this amount in 2024, $64.8 million in 2025, and $110.9 million thereafter.

Note 3 – Restructuring, Exit and Impairment Activities

The Company recorded restructuring, exit and impairment charges in the Condensed Consolidated Statements of Comprehensive Income in 2024.

During the three and nine months ended September 28, 2024 and September 30, 2023, the Company recorded restructuring charges related to headcount reductions and related costs associated with streamlining the enterprise-wide cost structure and improving operating efficiencies. The Company also incurred charges related to the rationalization of its manufacturing footprint.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table is a summary of these expenses for the three months ended September 28, 2024:

(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Corporate	Total
Restructuring, exit and impairment activities:
Employee termination and other benefits	$2.9	$0.8	$3.3	$2.8	$1.1	$10.9
Asset-related	—	—	1.2	0.1	—	1.3
Total restructuring, exit and impairment charges	$2.9	$0.8	$4.5	$2.9	$1.1	$12.2

Total cash payments for restructuring, exit and impairment charges (A)	$2.5	$0.9	$0.8	$2.9	$0.3	$7.4
Accrued charges at end of the period (B)	$2.7	$1.4	$2.8	$2.6	$1.2	$10.7

(A) Cash payments for the three months ended September 28, 2024 may include payments related to prior period charges.
(B) Restructuring, exit and impairment charges accrued as of September 28, 2024 are expected to be paid in the next twelve months.

The following table is a summary of these expenses for the three months ended September 30, 2023:

(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Corporate	Total
Restructuring, exit and impairment activities:
Employee termination and other benefits	$2.7	$2.3	$0.6	$5.1	$1.2	$11.9
Asset-related	—	—	4.4	—	—	4.4
Total restructuring, exit and impairment charges	$2.7	$2.3	$5.0	$5.1	$1.2	$16.3

Total cash payments for restructuring, exit and impairment charges (A)	$0.8	$1.4	$3.2	$3.7	$2.4	$11.5
Accrued charges at end of the period	$1.9	$1.4	$5.7	$2.6	$0.8	$12.4

(A) Cash payments for the three months ended September 30, 2023 may include payments related to prior period charges.

The following table is a summary of these expenses for the nine months ended September 28, 2024:

(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Corporate	Total
Restructuring, exit and impairment activities:
Employee termination and other benefits	$8.9	$4.3	$5.9	$5.5	$2.3	$26.9
Asset-related	—	—	6.6	0.1	—	6.7
Total restructuring, exit and impairment charges	$8.9	$4.3	$12.5	$5.6	$2.3	$33.6

Total cash payments for restructuring, exit and impairment charges (A)	$7.4	$3.6	$8.2	$4.6	$1.7	$25.5
Accrued charges at end of the period (B)	$2.7	$1.4	$2.8	$2.6	$1.2	$10.7

(A) Cash payments for the nine months ended September 28, 2024 may include payments related to prior period charges.
(B) Restructuring, exit and impairment charges accrued as of September 28, 2024 are expected to be paid in the next twelve months.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table is a summary of these expenses for the nine months ended September 30, 2023:

(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Corporate	Total
Restructuring, exit and impairment activities:
Employee termination and other benefits	$2.7	$3.3	$10.1	$11.0	$1.9	$29.0
Asset-related	—	—	5.8	—	—	5.8
Professional fees	—	—	—	—	4.9	4.9
Total restructuring, exit and impairment charges	$2.7	$3.3	$15.9	$11.0	$6.8	$39.7

Total cash payments for restructuring, exit and impairment charges (A)	$0.8	$1.9	$8.5	$8.4	$6.0	$25.6
Accrued charges at end of the period	$1.9	$1.4	$5.7	$2.6	$0.8	$12.4

(A) Cash payments for the nine months ended September 30, 2023 may include payments related to prior period charges.

Note 4 – Acquisitions

2024 Acquisition

On September 12, 2024, the Company acquired additional Freedom Boat Club franchise operations and territories in Southeast Florida. The acquisition enhances Freedom Boat Club's presence in Florida and provides an opportunity to leverage synergies across Brunswick's portfolio of brands. The acquisition is included as part of the Company's Boat segment.

The Company paid net cash consideration of $31.2 million for the acquisition. The opening balance sheet, which is preliminary and subject to change in the measurement period as the Company finalizes the purchase price allocation and fair value estimates, includes $28.2 million of goodwill and $5.2 million of customer relationships. The amount assigned to customer relationships will be amortized over the estimated useful life of 10 years. Transaction costs associated with the acquisition were not material to the Company's consolidated results of operations. The acquisition is not material to the Company's net sales, results of operations, or total assets during any period presented. Accordingly, the Company's consolidated results of operations do not differ materially from historical performance as a result of the acquisition, and pro forma results for prior periods are not presented.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The opening balance sheet includes $38.0 million of goodwill, $20.7 million of trade names, $8.4 million of customer relationships, and $7.1 million of developed technology. The amounts assigned to customer relationships and developed technology will be amortized over the estimated useful lives of 15 years and 10 years, respectively. Transaction costs associated with the acquisition of $1.9 million were expensed as incurred within Selling, general and administrative expense in 2023. Purchase accounting is final as of September 28, 2024.

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

The following table summarizes the notional values of the Company's derivative instruments as of September 28, 2024, December 31, 2023, and September 30, 2023:

(in millions)	Notional Value
Instruments	September 28, 2024	December 31, 2023	September 30, 2023
Cross-currency swaps	$300.0	$250.0	$—
Commodity contracts (A)(C)	36.7	31.8	28.1
Foreign exchange contracts (B)(C)	575.2	694.6	625.6
(A) Commodity contracts outstanding as of September 28, 2024 mature through 2026.
(B) Forward contracts outstanding as of September 28, 2024 mature through 2026 and mainly relate to the Euro, Australian dollar, Norwegian krone and Mexican peso.
(C) The amount of gain or loss that is expected to be reclassified from Accumulated other comprehensive loss to earnings in the next twelve months is immaterial.

As of September 28, 2024, December 31, 2023 and September 30, 2023, the fair values of the Company’s derivative instruments were:

(in millions)	Fair Value
Asset Derivatives	September 28, 2024	December 31, 2023	September 30, 2023
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	$1.0	$4.1	$13.8
Commodity contracts	2.1	0.9	0.4
Total	$3.1	$5.0	$14.2

Other Hedging Activity
Foreign exchange contracts	$—	$0.2	$0.4

Liability Derivatives
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	$8.6	$6.1	$3.3
Commodity contracts	0.1	0.8	1.5
Total	$8.7	$6.9	$4.8

Derivatives Designated as Net Investment Hedges
Cross-currency swaps	$7.2	$5.0	$—

Other Hedging Activity
Foreign exchange contracts	$2.8	$1.8	$0.6

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of September 28, 2024, December 31, 2023 and September 30, 2023, asset derivatives are included within Prepaid expenses and other and Other long-term assets, and liability derivatives are included within Accrued expenses and Other long-term liabilities in the Condensed Consolidated Balance Sheets.

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 28, 2024 and September 30, 2023 is shown in the tables below.

The amount of gain (loss) on derivatives recognized in Accumulated other comprehensive loss was as follows:

(in millions)	Three Months Ended		Nine Months Ended
Derivatives Designated as Cash Flow Hedging Instruments	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Foreign exchange contracts	$(7.5)	$10.2	$(2.4)	$13.3
Commodity contracts	0.6	0.8	1.1	(2.4)
Total	$(6.9)	$11.0	$(1.3)	$10.9

Derivatives Designated as Net Investment Hedging Instruments
Cross-currency swaps	$(9.0)	$—	$(2.2)	$—

The amount of gain (loss) reclassified from Accumulated other comprehensive loss into earnings was as follows:

(in millions)		Three Months Ended		Nine Months Ended
Derivatives Designated as Cash Flow Hedging Instruments	Location of Gain (Loss)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Interest-rate contracts	Interest expense	$—	$—	$0.1	$(0.1)
Foreign exchange contracts	Cost of sales	(0.3)	2.4	4.1	14.0
Commodity contracts	Cost of sales	(0.2)	(1.1)	(1.2)	(2.2)
Total		$(0.5)	$1.3	$3.0	$11.7

The amount of gain (loss) on derivatives recognized directly into earnings was as follows:

(in millions)		Three Months Ended		Nine Months Ended
Derivatives Designated as Fair Value Hedging Instruments	Location of Gain (Loss)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Interest-rate contracts	Interest expense	$—	$0.1	$—	$0.4

Other Hedging Activity
Foreign exchange contracts	Cost of sales	$(2.3)	$1.6	$1.2	$(0.6)
Foreign exchange contracts	Other (expense) income, net	(0.2)	(2.4)	(5.1)	(2.9)
Total		$(2.5)	$(0.8)	$(3.9)	$(3.5)

Fair Value of Other Financial Instruments. The carrying values of the Company's short-term financial instruments, including cash and cash equivalents and accounts and notes receivable, approximate their fair values because of the short maturity of these instruments. As of September 28, 2024, December 31, 2023 and September 30, 2023, the fair value of the Company’s long-term debt, including current maturities, and short-term debt was approximately $2,462.8 million, $2,228.2 million and $2,102.3 million, respectively, and was determined using Level 1 and Level 2 inputs described in Note 6 to the Notes to Consolidated Financial Statements in the 2023 Form 10-K. The carrying value of long-term debt, including current maturities, and short-term debt was $2,602.3 million, $2,458.7 million and $2,460.5 million as of September 28, 2024, December 31, 2023 and September 30, 2023, respectively.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 6 – Fair Value Measurements

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis:

		Fair Value
(in millions)	Fair Value Level	September 28, 2024	December 31, 2023	September 30, 2023
Cash equivalents	1	$12.1	$0.4	$0.3
Short-term investments in marketable securities	1	0.8	0.8	0.8
Restricted cash	1	16.8	11.1	11.1
Derivative assets	2	3.1	5.2	14.6
Derivative liabilities	2	18.7	13.7	5.4
Deferred compensation	1	1.3	1.5	1.3
Deferred compensation	2	18.4	16.1	16.5
Liabilities measured at net asset value		14.7	12.9	12.1

Note 7 – Commitments and Contingencies

Product Warranties

The following activity related to product warranty liabilities was recorded in Accrued expenses during the nine months ended September 28, 2024 and September 30, 2023:

(in millions)	September 28, 2024	September 30, 2023
Balance at beginning of period	$157.6	$146.7
Payments	(78.0)	(65.5)
Provisions/additions for contracts issued/sold	59.0	67.7
Aggregate changes for preexisting warranties	10.6	8.6
Foreign currency translation	—	(0.3)
Other	(3.0)	1.2
Balance at end of period	$146.2	$158.4

Extended Product Warranties

The following activity related to deferred revenue for extended product warranty contracts was recorded in Accrued expenses and Other long-term liabilities during the nine months ended September 28, 2024 and September 30, 2023:

(in millions)	September 28, 2024	September 30, 2023
Balance at beginning of period	$127.2	$112.5
Extended warranty contracts sold	34.5	34.1
Revenue recognized on existing extended warranty contracts	(22.8)	(19.7)
Foreign currency translation	(0.2)	—
Other	(0.2)	(0.3)
Balance at end of period	$138.5	$126.6

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 8 – Goodwill and Other Intangibles

Changes in the Company's goodwill during the nine months ended September 28, 2024 and September 30, 2023, by segment, are summarized below:

(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
December 31, 2023	$54.1	$233.0	$599.7	$143.9	$1,030.7
Acquisitions	—	—	—	28.2	28.2
Adjustments	(0.1)	—	1.9	(1.0)	0.8
September 28, 2024	$54.0	$233.0	$601.6	$171.1	$1,059.7

December 31, 2022	$14.0	$232.8	$595.8	$125.0	$967.6
Acquisitions	37.1	—	—	—	37.1
Adjustments	(0.5)	(0.1)	(1.3)	4.8	2.9
September 30, 2023	$50.6	$232.7	$594.5	$129.8	$1,007.6

Adjustments in both periods include the effect of foreign currency translation on goodwill denominated in currencies other than the U.S. dollar. Adjustments during the nine months ended September 28, 2024 also include $1.6 million of purchase accounting adjustments from the 2023 Fliteboard and Freedom Boat Club acquisitions, primarily related to income taxes. Adjustments during the nine months ended September 30, 2023 also include $4.8 million of purchase accounting adjustments from the 2022 Freedom Boat Club acquisitions, a majority of which relate to boat fleet fair market value adjustments. There was no accumulated impairment loss on goodwill as of September 28, 2024, December 31, 2023 or September 30, 2023.

The Company's intangible assets, included within Other intangibles, net on the Condensed Consolidated Balance Sheets as of September 28, 2024, December 31, 2023, and September 30, 2023, are summarized by intangible asset type below:

	September 28, 2024		December 31, 2023		September 30, 2023
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Customer relationships	$913.1	$(463.2)	$907.3	$(428.6)	$905.1	$(416.7)
Trade names	311.8	—	311.5	—	322.2	—
Developed technology	167.6	(32.8)	167.5	(24.3)	166.4	(21.3)
Other	101.7	(58.3)	91.2	(46.6)	86.8	(42.7)
Total	$1,494.2	$(554.3)	$1,477.5	$(499.5)	$1,480.5	$(480.7)

Other intangible assets primarily consist of software, patents, and franchise agreements. Gross amounts and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation. Aggregate amortization expense for intangibles was $18.2 million and $54.0 million for the three and nine months ended September 28, 2024, respectively. Aggregate amortization expense for intangibles was $17.0 million and $50.8 million for the three and nine months ended September 30, 2023, respectively.

The Company tests its intangible assets for impairment during the fourth quarter of each year, or whenever a change in events and circumstances (triggering event) occurs that indicates the fair value of intangible assets may be below their carrying values. The Company did not record any impairment charges during the nine months ended September 28, 2024. The Company recorded impairment charges of $3.0 million during the three months ended September 30, 2023, associated with the Company's decision to no longer go to market under the Garelick trade name. The Company did not record any other impairment charge during the nine months ended September 30, 2023.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 9 – Segment Information

Information about the operations of Brunswick's reportable segments is set forth below:

	Net Sales				Operating Earnings (Loss)
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
(in millions)	Sep 28, 2024	Sep 30, 2023	Sep 28, 2024	Sep 30, 2023	Sep 28, 2024	Sep 30, 2023	Sep 28, 2024	Sep 30, 2023
Propulsion	$485.9	$718.2	$1,622.1	$2,173.1	$50.1	$129.2	$218.5	$391.4
Engine P&A	336.1	344.6	934.6	962.1	86.3	75.0	195.1	189.2
Navico Group	184.1	213.4	605.1	718.5	(8.7)	2.7	(14.1)	19.7
Boat	345.3	428.6	1,205.2	1,564.6	(0.1)	20.3	54.1	131.3
Corporate/Other	—	—	—	—	(29.2)	(31.1)	(86.3)	(105.0)
Segment Eliminations	(78.1)	(111.2)	(284.8)	(378.8)	—	—	—	—
Total	$1,273.3	$1,593.6	$4,082.2	$5,039.5	$98.4	$196.1	$367.3	$626.6

	Total Assets
(in millions)	Sep 28, 2024	Dec 31, 2023	Sep 30, 2023
Propulsion	$1,654.5	$1,648.7	$1,654.3
Engine P&A	849.3	855.6	857.2
Navico Group	1,999.8	2,074.3	2,106.4
Boat	917.5	874.8	867.6
Corporate/Other	602.4	777.1	615.4
Total	$6,023.5	$6,230.5	$6,100.9
Note 10 – Comprehensive Income

Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets includes foreign currency cumulative translation adjustments; prior service costs and credits and net actuarial gains and losses for defined benefit plans; and unrealized derivative gains and losses, all net of tax. Changes in the components of Accumulated other comprehensive loss, all net of tax, for the three and nine months ended September 28, 2024 and September 30, 2023 are as follows:

	Three Months Ended		Nine Months Ended
(in millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net earnings	$44.6	$112.5	$212.6	$359.5
Other comprehensive income (loss):
Foreign currency cumulative translation adjustments	26.6	(20.7)	3.4	(12.2)
Net change in unamortized prior service credits	(0.1)	—	(0.4)	—
Net change in unamortized actuarial gains (losses)	(0.2)	0.1	(0.5)	0.3
Net change in unrealized derivative gains (losses)	(11.4)	7.3	(4.5)	(0.7)
Total other comprehensive income (loss)	14.9	(13.3)	(2.0)	(12.6)
Comprehensive income	$59.5	$99.2	$210.6	$346.9

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the three months ended September 28, 2024:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial gains	Unrealized investment gains	Net derivative gains	Total
Beginning balance	$(72.7)	$(7.7)	$7.6	$0.2	$30.0	$(42.6)
Other comprehensive income (loss) before reclassifications (A)	26.6	—	—	—	(11.7)	14.9
Amounts reclassified from Accumulated other comprehensive loss (B)(C)	—	(0.1)	(0.2)	—	0.3	—
Net other comprehensive income (loss)	26.6	(0.1)	(0.2)	—	(11.4)	14.9
Ending balance	$(46.1)	$(7.8)	$7.4	$0.2	$18.6	$(27.7)

(A) The tax effects for the three months ended September 28, 2024 were $(3.3) million for foreign currency translation and $4.2 million for derivatives.
(B) The tax effects for the three months ended September 28, 2024 were $(0.2) million for derivatives.
(C) The reclassification adjustments from Accumulated other comprehensive loss and associated tax effects related to defined benefit items were not material for the three months ended September 28, 2024. Refer to Note 5 – Financial Instruments for the reclassification adjustments from Accumulated other comprehensive loss related to derivatives.

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the nine months ended September 28, 2024:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial gains	Unrealized investment gains	Net derivative gains	Total
Beginning balance	$(49.5)	$(7.4)	$7.9	$0.2	$23.1	$(25.7)
Other comprehensive income (loss) before reclassifications (A)	3.4	—	—	—	(2.4)	1.0
Amounts reclassified from Accumulated other comprehensive loss (B)(C)	—	(0.4)	(0.5)	—	(2.1)	(3.0)
Net other comprehensive income (loss)	3.4	(0.4)	(0.5)	—	(4.5)	(2.0)
Ending balance	$(46.1)	$(7.8)	$7.4	$0.2	$18.6	$(27.7)
(A) The tax effects for the nine months ended September 28, 2024 were $1.0 million for foreign currency translation and $1.1 million for derivatives.
(B) The tax effects for the nine months ended September 28, 2024 were $0.9 million for derivatives.
(C) The reclassification adjustments from Accumulated other comprehensive loss and associated tax effects related to defined benefit items were not material for the nine months ended September 28, 2024. Refer to Note 5 – Financial Instruments for the reclassification adjustments from Accumulated other comprehensive loss related to derivatives.

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the three months ended September 30, 2023:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial gains	Unrealized investment gains	Net derivative gains	Total
Beginning balance	$(62.8)	$(4.1)	$9.9	$0.2	$28.0	$(28.8)
Other comprehensive (loss) income before reclassifications (A)	(20.7)	—	—	—	8.1	(12.6)
Amounts reclassified from Accumulated other comprehensive loss (B)(C)	—	—	0.1	—	(0.8)	(0.7)
Net other comprehensive (loss) income	(20.7)	—	0.1	—	7.3	(13.3)
Ending balance	$(83.5)	$(4.1)	$10.0	$0.2	$35.3	$(42.1)

(A) The tax effects for the three months ended September 30, 2023 were $1.1 million for foreign currency translation and $(2.9) million for derivatives.
(B) The tax effects for the three months ended September 30, 2023 were $0.5 million for derivatives.
(C) The reclassification adjustments from Accumulated other comprehensive loss and associated tax effects related to defined benefit items were not material for the three months ended September 30, 2023. Refer to Note 5 – Financial Instruments for the reclassification adjustments from Accumulated other comprehensive loss related to derivatives.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the changes in Accumulated other comprehensive loss by component, all net of tax, for the nine months ended September 30, 2023:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial gains	Unrealized investment gains	Net derivative gains	Total
Beginning balance	$(71.3)	$(4.1)	$9.7	$0.2	$36.0	$(29.5)
Other comprehensive (loss) income before reclassifications (A)	(12.2)	—	—	—	7.6	(4.6)
Amounts reclassified from Accumulated other comprehensive loss (B)(C)	—	—	0.3	—	(8.3)	(8.0)
Net other comprehensive (loss) income	(12.2)	—	0.3	—	(0.7)	(12.6)
Ending balance	$(83.5)	$(4.1)	$10.0	$0.2	$35.3	$(42.1)

(A) The tax effects for the nine months ended September 30, 2023 were $0.6 million for foreign currency translation and $(3.3) million for derivatives.
(B) The tax effects for the nine months ended September 30, 2023 were $3.4 million for derivatives.
(C) The reclassification adjustments from Accumulated other comprehensive loss and associated tax effects related to defined benefit items were not material for the nine months ended September 30, 2023. Refer to Note 5 – Financial Instruments for the reclassification adjustments from Accumulated other comprehensive loss related to derivatives.

Note 11 – Income Taxes

The effective tax rate for the three months ended September 28, 2024 and September 30, 2023 was 32.3 percent and 28.9 percent, respectively. The effective tax rate for the three months ended September 28, 2024 was higher than the same period in the prior year, primarily due to the discrete income tax expense recorded associated with an increase in the state valuation allowance.

The effective tax rate for the nine months ended September 28, 2024 and September 30, 2023 was 23.8 percent and 33.4 percent, respectively. The effective tax rate for the nine months ended September 28, 2024 was lower than the same period in the prior year, primarily due to the prior year intercompany sale of certain intellectual property rights from one of our affiliates in Norway to the United States, partially offset by the discrete income tax expense recorded associated with an increase in the state valuation allowance.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 12 – Debt

The following table provides the changes in the Company's debt for the nine months ended September 28, 2024:

(in millions)	Short-term debt and current maturities of long-term debt	Long-term debt	Total
Balance as of December 31, 2023	$454.7	$1,975.7	$2,430.4
Proceeds from issuances of debt (A) (B)	200.8	396.9	597.7
Repayments of debt (C)	(459.3)	—	(459.3)
Reclassification of long-term debt	1.9	(1.9)	—
Other	1.1	2.0	3.1
Balance as of September 28, 2024	$199.2	$2,372.7	$2,571.9

(A) During the third quarter of 2024, the Company had short-term borrowings under its unsecured commercial paper program of $195.0 million.
(B) During the first quarter of 2024, $400.0 million of 5.850% Senior Notes due 2029 were issued.
(C) During the third quarter of 2024, the Company made the remaining principal repayments, totaling $450.0 million, of its 0.850% Senior Notes due 2024.

As of September 28, 2024, Brunswick was in compliance with the financial covenants associated with its debt.

2024 Notes

During the third quarter of 2024, the Company made the remaining principal repayments, totaling $450.0 million, of its 0.850% Senior Notes due 2024. The 2024 Notes were repaid at 100 percent of the principal amount plus accrued interest in accordance with the provisions of the notes.

2029 Notes

In March 2024, the Company issued an aggregate principal amount of $400.0 million of 5.850% Senior Notes due 2029 (the 2029 Notes) in a public offering, which resulted in aggregate net proceeds to the Company of $396.9 million. The Company intends to use the net proceeds from the sale of the 2029 Notes for general corporate purposes, which may include the repayment, repurchase or redemption of certain of its outstanding securities.

The 2029 Notes bear interest at a rate of 5.850% per year. Interest on the 2029 Notes is payable semiannually in arrears on March 18 and September 18 of each year, and the first interest payment date was September 18, 2024. The 2029 Notes will mature on March 18, 2029.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Credit Facility

The Company maintains a Revolving Credit Agreement (Credit Facility). During the nine months ended September 28, 2024 and September 30, 2023, there were no borrowings under the Credit Facility. As of September 28, 2024, available borrowing capacity totaled $747.0 million, net of $3.0 million of letters of credit outstanding under the Credit Facility. As of September 30, 2023, available borrowing capacity totaled $741.9 million, net of $8.1 million of letters of credit outstanding under the Credit Facility. Refer to Note 14 in the Notes to Consolidated Financial Statements in the 2023 Form 10-K for details regarding Brunswick's Credit Facility.

Commercial Paper

The Company maintains an unsecured commercial paper program (CP Program) pursuant to which the Company may issue short-term, unsecured commercial paper notes (CP Notes). During the nine months ended September 28, 2024, borrowings under the CP Program totaled $720.0 million. As of September 28, 2024, the Company had $195.0 million of borrowings outstanding under the CP Program. During the nine months ended September 28, 2024, the maximum amount utilized under the CP Program was $245.0 million. During the nine months ended September 30, 2023, borrowings under the CP Program totaled $410.0 million, all of which were repaid during the period. During the nine months ended September 30, 2023, the maximum amount utilized under the CP Program was $125.0 million. Refer to Note 14 in the Notes to Consolidated Financial Statements in the 2023 Form 10-K for details regarding Brunswick's CP Program.

Refer to Note 14 – Subsequent Events for a discussion of the Company's redemption of its 7.125% Notes due 2027 and amendment to its Credit Facility and CP Program.

Note 13 – Supplier Finance Program Obligations

Under our supplier finance program, the Company agrees to pay Bank of America (the Bank) the stated amount of confirmed invoices from our suppliers on the original invoice payment due date. Our suppliers may request payment from the Bank at a date earlier than the payment due date stated on the original invoice in exchange for a fee in the form of a discounted invoice amount. Brunswick or the Bank may terminate the agreement upon at least 90 days notice. The supplier invoices that have been confirmed as valid under the program require payment ranging from 60 to 120 days from the invoice date, consistent with the terms of the original invoice. The Company does not pay the Bank any service fees or subscription fees under the program. In addition, the Company does not pledge any assets as security or provide other forms of guarantees for the committed payment to the Bank. As of September 28, 2024, December 31, 2023, and September 30, 2023, the Company had $7.2 million, $11.6 million and $13.9 million confirmed invoices under the supplier finance program, respectively, which were included in Accounts payable on the Condensed Consolidated Balance Sheets.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 14 –Subsequent Events

Credit Facility

On October 11, 2024 (the Closing Date), the Company amended its Credit Facility with certain wholly-owned subsidiaries of the Company as subsidiary borrowers and lenders as parties, and JPMorgan Chase Bank, N.A. as administrative agent. This amends and restates the Credit Facility, dated as of March 21, 2011, as amended and restated through March 31, 2022. The amended Credit Facility increased the revolving commitments to $1.0 billion, with capacity to add up to $250.0 million of additional revolving commitments, and amended the Credit Facility in certain respects, including, among other things, extending the maturity date to October 11, 2029, with up to two one-year extensions available.

On the Closing Date, the Company also increased the size of its CP Program to permit the issuance of CP Notes in an aggregate principal amount not to exceed $1.0 billion at any time outstanding. Amounts available under the CP Program may be borrowed, repaid and re-borrowed from time to time. At any point in time, the Company intends to maintain available commitments under the Credit Facility in an amount at least equal to the amount of CP Notes outstanding. The net proceeds of issuances of the CP Notes are expected to be used for general corporate purposes.

2027 Notes

On October 21, 2024, the Company issued an irrevocable notice of redemption to the holders of its 7.125% Notes due 2027 (2027 Notes). The 2027 Notes will be redeemed on November 20, 2024 at a redemption price equal to 100% of the outstanding principal amount of $160.7 million plus accrued interest of $3.5 million and a make-whole redemption premium of $12.5 million in accordance with the redemption provision of the 2027 Notes. The Company expects to finance the retirement of the 2027 Notes using commercial paper borrowings.

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

Acquisitions

On September 12, 2024, we acquired additional Freedom Boat Club franchise operations and territories in Southeast Florida for net cash consideration of $31.2 million. Refer to Note 4 – Acquisitions in the Notes to Condensed Consolidated Financial Statements for further information.

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

Overview

Net sales decreased 20 percent during the third quarter of 2024 when compared with the third quarter of 2023, as the impact of continued lower wholesale ordering by dealers and OEMs, combined with higher discounts in certain business segments, was only partially offset by annual price increases and benefits from well-received new products. As anticipated, our Propulsion segment delivered lower sales and operating earnings versus the third quarter of 2023, but we continue to outpace the market at retail and have gained 420 basis points of U.S. outboard engine share in the quarter. Our Engine Parts and Accessories (Engine P&A) segment had another strong quarter, with record operating margins of 26%, and with both the Products and Distribution businesses contributing to margin expansion, despite slightly lower sales. The completed transition of engines parts and accessories distribution to our new, state-of-the-art facility in Brownsburg, Indiana continues to provide efficiency and delivery time benefits, enabling modest international sales growth versus the prior year quarter. As anticipated, our Navico Group segment had lower sales and operating earnings versus the third quarter of 2023 due to continued soft marine OEM order rates and retailers delaying aftermarket orders until closer to the holiday selling season, which was partially offset by slightly higher sales in the Europe, Middle East and Africa region. Our Boat segment had sales and operating earnings below the third quarter of 2023, consistent with lower planned production levels and fewer manufacturing days due to the extended summer shutdowns. Our international net sales decreased 13 percent and 12 percent in the third quarter on a GAAP and constant currency basis, respectively.

Net sales decreased 19 percent during the nine months ended September 28, 2024, when compared with the prior year, due to the same factors described above. Our international net sales decreased 13 percent in the nine months ended September 28, 2024 on a GAAP and constant currency basis.

Operating earnings in the third quarter of 2024 were $98.4 million and $125.9 million on a GAAP and As Adjusted basis, respectively. This compares to operating earnings during the third quarter of 2023 of $196.1 million and $230.1 million on a GAAP and As Adjusted basis, respectively.

Operating earnings in the nine months ended September 28, 2024 were $367.3 million and $448.2 million on a GAAP and As Adjusted basis, respectively. This compares to operating earnings during the nine months ended September 30, 2023 of $626.6 million and $727.4 million on a GAAP and As Adjusted basis, respectively.

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

The table below summarizes the impact of changes in currency exchange rates and also the impact of acquisitions on our net sales:

	Three Months Ended					Nine Months Ended
	Net Sales		2024 vs. 2023			Net Sales		2024 vs. 2023
(in millions)	Sep 28, 2024	Sep 30, 2023	GAAP	Currency Impact	Acquisition Impact	Sep 28, 2024	Sep 30, 2023	GAAP	Currency Impact	Acquisition Impact
Propulsion	$485.9	$718.2	(32.3)%	(0.3)%	1.5%	$1,622.1	$2,173.1	(25.4)%	(0.3)%	1.5%
Engine P&A	336.1	344.6	(2.5)%	(0.1)%	—%	934.6	962.1	(2.9)%	(0.2)%	—%
Navico Group	184.1	213.4	(13.7)%	0.4%	—%	605.1	718.5	(15.8)%	—%	—%
Boat	345.3	428.6	(19.4)%	—%	0.8%	1,205.2	1,564.6	(23.0)%	—%	0.5%
Segment Eliminations	(78.1)	(111.2)	(29.8)%	—%	—%	(284.8)	(378.8)	(24.8)%	—%	—%
Total	$1,273.3	$1,593.6	(20.1)%	(0.1)%	0.9%	$4,082.2	$5,039.5	(19.0)%	(0.1)%	0.8%

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended:

	Three Months Ended		2024 vs. 2023		Nine Months Ended		2024 vs. 2023
(in millions, except per share data)	Sep 28, 2024	Sep 30, 2023	$ Change	% Change	Sep 28, 2024	Sep 30, 2023	$ Change	% Change
Net sales	$1,273.3	$1,593.6	$(320.3)	(20.1)%	$4,082.2	$5,039.5	$(957.3)	(19.0)%
Gross margin(A)	333.0	444.7	(111.7)	(25.1)%	1,097.6	1,422.6	(325.0)	(22.8)%
Restructuring, exit and impairment charges	12.2	16.3	(4.1)	(25.2)%	33.6	39.7	(6.1)	(15.4)%
Operating earnings	98.4	196.1	(97.7)	(49.8)%	367.3	626.6	(259.3)	(41.4)%
Net earnings from continuing operations	47.3	113.9	(66.6)	(58.5)%	220.5	361.6	(141.1)	(39.0)%

Diluted earnings per common share from continuing operations	$0.71	$1.63	$(0.92)	(56.4)%	$3.26	$5.10	$(1.84)	(36.1)%

Expressed as a percentage of Net sales:
Gross margin (A)	26.2%	27.9%		(170) bps	26.9%	28.2%		(130) bps
Selling, general and administrative expense	14.2%	11.7%		250 bps	13.9%	12.2%		170 bps
Research and development expense	3.3%	2.8%		50 bps	3.2%	2.8%		40 bps
Restructuring, exit and impairment charges	1.0%	1.0%		NM	0.8%	0.8%		NM
Operating margin	7.7%	12.3%		(460) bps	9.0%	12.4%		(340) bps

NM = not meaningful
bps = basis points

(A)Gross margin is defined as Net sales less Cost of sales as presented in the Condensed Consolidated Statements of Comprehensive Income.

The following is a reconciliation of our non-GAAP measures, adjusted operating earnings and adjusted diluted earnings per common share from continuing operations for the three and nine months ended September 28, 2024 when compared with the same prior year comparative period:

	Three Months Ended				Nine Months Ended
	Operating Earnings		Diluted Earnings Per Share		Operating Earnings		Diluted Earnings Per Share
(in millions, except per share data)	Sep 28, 2024	Sep 30, 2023	Sep 28, 2024	Sep 30, 2023	Sep 28, 2024	Sep 30, 2023	Sep 28, 2024	Sep 30, 2023
GAAP	$98.4	$196.1	$0.71	$1.63	$367.3	$626.6	$3.26	$5.10
Restructuring, exit and impairment charges	12.2	16.3	0.13	0.18	33.6	39.7	0.37	0.44
Purchase accounting amortization	14.5	14.1	0.17	0.17	43.8	42.4	0.49	0.48
Acquisition, integration, and IT related costs	0.9	1.5	0.01	0.02	3.3	8.5	0.04	0.09
IT security incident costs (A)	(0.1)	2.1	—	0.03	0.2	10.2	—	0.11
Special tax items (B)	—	—	0.14	0.17	—	—	0.14	0.90
Release of dissolved entity foreign currency translation	—	—	0.01	—	—	—	0.01	—
TN-BC Holdings LLC joint venture impairment	—	—	—	0.22	—	—	—	0.21
As Adjusted	$125.9	$230.1	$1.17	$2.42	$448.2	$727.4	$4.31	$7.33

GAAP operating margin	7.7%	12.3%			9.0%	12.4%
Adjusted operating margin	9.9%	14.4%			11.0%	14.4%
(A) We incurred non-recurring costs related to the 2023 IT security incident during the nine months ended September 28, 2024 as well as during the three and nine months ended September 30, 2023.
(B) Special tax items during the three and nine months ended September 28, 2024 relate to the discrete income tax expense recorded associated with an increase in the state valuation allowance during the third quarter of 2024.

Net sales decreased 20 percent during the third quarter and 19 percent during the nine months ended September 28, 2024 when compared with the same prior year periods. The components of the consolidated net sales change were as follows:

	Percent change in net sales compared to the prior comparative period
	September 28, 2024
	Three Months Ended	Nine Months Ended
Volume	(22.5)%	(22.9)%
Product Mix and Price	1.6%	3.2%
Currency	(0.1)%	(0.1)%
Acquisitions	0.9%	0.8%
	(20.1)%	(19.0)%

Gross margin decreased 170 basis points in the third quarter of 2024 when compared to the same prior year period, driven by sales-related drivers (200 bps), lower absorption from decreased production levels (100 bps), depreciation (10 bps) and foreign currency exchange-rate fluctuations (10 bps), partially offset by favorable material and labor costs (130 bps) and acquisitions (20 bps).

Gross margin decreased 130 basis points in the nine months ended September 28, 2024 when compared to the same prior year period, driven by lower absorption from decreased production levels (100 bps), sales-related drivers (60 bps), depreciation (10 bps) and foreign currency exchange-rate fluctuations (10 bps), partially offset by favorable material and labor costs (30 bps) and acquisitions (20 bps).

Selling, general and administrative expense as a percentage of net sales increased 250 basis points during the third quarter of 2024 when compared with the same prior year period, due to lower sales (300 bps), partially offset by cost control measures across the enterprise, including lower employee compensation costs associated with headcount reductions and lower variable compensation (50 bps). Research and development expense decreased in the third quarter of 2024 versus the same period in 2023.

Selling, general and administrative expense as a percentage of net sales increased 170 basis points during the nine months ended September 28, 2024 when compared with the same prior year period, due to lower sales (290 bps), partially offset by cost control measures across the enterprise, including lower employee compensation costs associated with headcount reductions and lower variable compensation (120 bps). Research and development expense decreased during the nine months ended September 28, 2024 versus the same period in 2023.

We recorded Restructuring, exit and impairment charges of $12.2 million and $33.6 million during the three and nine months ended September 28, 2024, respectively. We recorded Restructuring, exit and impairment charges of $16.3 million and $39.7 million during the three and nine months ended September 30, 2023, respectively. We estimate the 2024 actions to date will result in approximately $20.0 million of annualized cost savings. Refer to Note 3 – Restructuring, Exit and Impairment Activities in the Notes to Condensed Consolidated Financial Statements for further information.

We recorded Equity earnings of $1.6 million and $7.0 million in the three and nine months ended September 28, 2024, respectively, which were primarily related to our marine and technology-related joint ventures. This compares with Equity losses of $(17.3) million and $(12.9) million in the three and nine months ended September 30, 2023, respectively, which were primarily related to the impairment charge taken related to our investment in TN-BC Holdings LLC.

We recognized $(1.1) million and $(1.9) million of Other (expense) income, net in the three and nine months ended September 28, 2024, respectively. This compares with $6.0 million and $6.9 million of Other (expense) income, net in the three and nine months ended September 30, 2023, respectively. Other (expense) income, net primarily includes remeasurement gains and losses resulting from changes in foreign currency rates and other postretirement benefit costs.

Net interest expense increased for the three and nine months ended September 28, 2024 when compared with the same prior year period due to an increase in average daily debt outstanding, which was influenced by the timing of debt issuances. Refer to Note 12 – Debt in the Notes to Condensed Consolidated Financial Statements and Note 14 – Debt in the Notes to Consolidated Financial Statements in the 2023 Form 10-K.

We recognized an Income tax provision for the three and nine months ended September 28, 2024 of $22.6 million and $68.9 million, respectively, compared to $46.2 million and $181.5 million for the three and nine months ended September 30, 2023, respectively. The decrease in the Income tax provision for the three months ended September 28, 2024 is primarily due to lower pretax income. The decrease in the Income tax provision for the nine months ended September 28, 2024 is primarily due to the prior year intercompany sale of certain intellectual property rights and lower pretax income. We have also evaluated the effects of Pillar Two legislation and concluded that the tax effects are not material to the financial statements. Refer to Note 11 – Income Taxes in the Notes to Condensed Consolidated Financial Statements for further information.

The effective tax rate, which is calculated as the Income tax provision as a percentage of Earnings before income taxes, was 32.3 percent and 23.8 percent for the three and nine months ended September 28, 2024, respectively. The effective tax rate for the three and nine months ended September 30, 2023 was 28.9 percent and 33.4 percent, respectively.

Due to the factors described in the preceding paragraphs, Operating earnings, Net earnings from continuing operations, and Diluted earnings per common share from continuing operations decreased during both the three and nine months ended September 28, 2024 when compared with the same prior year period.

Propulsion Segment

The following table sets forth Propulsion segment results and a reconciliation to our non-GAAP measure of adjusted operating earnings for the three and nine months ended:

	Three Months Ended		2024 vs. 2023		Nine Months Ended		2024 vs. 2023
(in millions)	Sep 28, 2024	Sep 30, 2023	$ Change	% Change	Sep 28, 2024	Sep 30, 2023	$ Change	% Change
Net sales	$485.9	$718.2	$(232.3)	(32.3)%	$1,622.1	$2,173.1	$(551.0)	(25.4)%

GAAP operating earnings	$50.1	$129.2	$(79.1)	(61.2)%	$218.5	$391.4	$(172.9)	(44.2)%
Restructuring, exit and impairment charges	2.9	2.7	0.2	7.4%	8.9	2.7	6.2	NM
Purchase accounting amortization	0.3	—	0.3	NM	1.2	—	1.2	NM
Acquisition, integration, and IT related costs	0.3	0.8	(0.5)	(62.5)%	1.2	0.8	0.4	50.0%
IT security incident costs	—	—	—	NM	—	3.4	(3.4)	NM
Adjusted operating earnings	$53.6	$132.7	$(79.1)	(59.6)%	$229.8	$398.3	$(168.5)	(42.3)%

GAAP operating margin	10.3%	18.0%		(770) bps	13.5%	18.0%		(450) bps
Adjusted operating margin	11.0%	18.5%		(750) bps	14.2%	18.3%		(410) bps

NM = not meaningful
bps = basis points

Propulsion segment's net sales decreased in the third quarter of 2024 compared to the third quarter of 2023, due to lower production rates at OEM boat manufacturers resulting in lower engine orders in the quarter, partially offset by market share gains.

Propulsion segment's net sales decreased in the nine months ended September 28, 2024 versus prior year due to the same factors described above.

The components of the Propulsion segment's net sales change were as follows:

	Percent change in net sales compared to the prior comparative period
	September 28, 2024
	Three Months Ended	Nine Months Ended
Volume	(31.6)%	(30.1)%
Product Mix and Price	(1.9)%	3.5%
Currency	(0.3)%	(0.3)%
Acquisitions	1.5%	1.5%
	(32.3)%	(25.4)%

International sales were 37 percent of the Propulsion segment's net sales in the third quarter of 2024 and decreased 19 percent from the prior year on a GAAP basis. On a constant currency basis, international sales decreased 18 percent.

International sales were 36 percent of the Propulsion segment's net sales in the nine months ended September 28, 2024 and decreased 14 percent year over year on a GAAP basis. On a constant currency basis, international sales decreased 13 percent.

Propulsion segment's operating earnings in the third quarter of 2024 decreased when compared to the third quarter of 2023, primarily due to the impact of lower net sales and lower absorption from declines in production, partially offset by cost control measures.

Operating earnings for the nine months ended September 28, 2024 decreased versus prior year as result of the same factors described above.

Engine P&A Segment

The following table sets forth Engine P&A segment results and a reconciliation to our non-GAAP measure of adjusted operating earnings for the three and nine months ended:

	Three Months Ended		2024 vs. 2023		Nine Months Ended		2024 vs. 2023
(in millions)	Sep 28, 2024	Sep 30, 2023	$ Change	% Change	Sep 28, 2024	Sep 30, 2023	$ Change	% Change
Net sales	$336.1	$344.6	$(8.5)	(2.5)%	$934.6	$962.1	$(27.5)	(2.9)%

GAAP operating earnings	$86.3	$75.0	$11.3	15.1%	$195.1	$189.2	$5.9	3.1%
Restructuring, exit and impairment charges	0.8	2.3	(1.5)	(65.2)%	4.3	3.3	1.0	30.3%
Acquisition, integration, and IT related costs	—	0.6	(0.6)	NM	—	0.6	(0.6)	NM
IT security incident costs	—	—	—	NM	—	0.5	(0.5)	NM
Adjusted operating earnings	$87.1	$77.9	$9.2	11.8%	$199.4	$193.6	$5.8	3.0%

GAAP operating margin	25.7%	21.8%		390 bps	20.9%	19.7%		120 bps
Adjusted operating margin	25.9%	22.6%		330 bps	21.3%	20.1%		120 bps

NM = not meaningful
bps = basis points

Engine P&A segment's net sales decreased in the third quarter of 2024 compared to the third quarter of 2023, due to slightly lower sales in our Product and Distribution businesses.

Engine P&A segment's net sales decreased in the nine months ended September 28, 2024 versus prior year as strong second quarter results only partially offset the lower sales in the first and third quarters of 2024.

The components of the Engine P&A segment's net sales change were as follows:

	Percent change in net sales compared to the prior comparative period
	September 28, 2024
	Three Months Ended	Nine Months Ended
Volume	(3.2)%	(3.6)%
Product Mix and Price	0.8%	0.9%
Currency	(0.1)%	(0.2)%
	(2.5)%	(2.9)%

International sales were 30 percent of the Engine P&A segment's net sales in the third quarter of 2024 and increased 4 percent from the prior year on a GAAP and constant currency basis.

International sales were 29 percent of the Engine P&A segment's net sales in the nine months ended September 28, 2024 and increased 2 percent from the prior year on a GAAP basis. On a constant currency basis, international sales increased 3 percent in the nine months ended September 28, 2024.

Engine P&A segment's operating earnings in the third quarter of 2024 increased compared to the third quarter of 2023, resulting from the efficient performance of operations in Brownsburg, Indiana and cost control across the business.

Operating earnings for the nine months ended September 28, 2024 increased as a result of the same factors described above.

Navico Group Segment

The following table sets forth Navico Group segment results and a reconciliation to our non-GAAP measure of adjusted operating earnings for the three and nine months ended:

	Three Months Ended		2024 vs. 2023		Nine Months Ended		2024 vs. 2023
(in millions)	Sep 28, 2024	Sep 30, 2023	$ Change	% Change	Sep 28, 2024	Sep 30, 2023	$ Change	% Change
Net sales	$184.1	$213.4	$(29.3)	(13.7)%	$605.1	$718.5	$(113.4)	(15.8)%

GAAP operating (loss) earnings	$(8.7)	$2.7	$(11.4)	NM	$(14.1)	$19.7	$(33.8)	NM
Restructuring, exit and impairment charges	4.5	5.0	(0.5)	(10.0)%	12.5	15.9	(3.4)	(21.4)%
Purchase accounting amortization	13.3	13.2	0.1	0.8%	39.7	39.7	—	NM
Acquisition, integration, and IT related costs	—	(0.8)	0.8	NM	1.7	0.7	1.0	NM
IT security incident costs	—	—	—	NM	—	0.5	(0.5)	NM
Adjusted operating earnings	$9.1	$20.1	$(11.0)	(54.7)%	$39.8	$76.5	$(36.7)	(48.0)%

GAAP operating margin	(4.7)%	1.3%		(600) bps	(2.3)%	2.7%		(500) bps
Adjusted operating margin	4.9%	9.4%		(450) bps	6.6%	10.6%		(400) bps

NM = not meaningful
bps = basis points

Navico Group segment's net sales decreased in the third quarter of 2024 compared to the third quarter of 2023, primarily driven by reduced sales to marine OEMs resulting from lower boat production levels to match retail ordering patterns, partially offset by slight international sales growth and strong new product momentum.

Navico Group segment's net sales decreased in the nine months ended September 28, 2024 versus prior year as a result of the same factors described above.

The components of the Navico Group segment's net sales change were as follows:

	Percent change in net sales compared to the prior comparative period
	September 28, 2024
	Three Months Ended	Nine Months Ended
Volume	(14.2)%	(15.5)%
Product Mix and Price	0.1%	(0.3)%
Currency	0.4%	—%
	(13.7)%	(15.8)%

International sales were 42 percent of the Navico Group segment's net sales in the third quarter of 2024 and increased 2 percent from the prior year on a GAAP basis. On a constant currency basis, international sales increased 1 percent.

International sales were 41 percent of the Navico Group segment's net sales in the nine months ended September 28, 2024 and decreased 4 percent year over year on a GAAP and constant currency basis.

Navico Group segment's operating earnings in the third quarter of 2024 decreased when compared to the third quarter of 2023, as the impact from lower sales was only partially offset by lower operating expenses.

Operating earnings for the nine months ended September 28, 2024 decreased as a result of the same factors described above.

Boat Segment

The following table sets forth Boat segment results and a reconciliation to our non-GAAP measure of adjusted operating earnings for the three and nine months ended:

	Three Months Ended		2024 vs. 2023		Nine Months Ended		2024 vs. 2023
(in millions)	Sep 28, 2024	Sep 30, 2023	$ Change	% Change	Sep 28, 2024	Sep 30, 2023	$ Change	% Change
Net sales	$345.3	$428.6	$(83.3)	(19.4)%	$1,205.2	$1,564.6	$(359.4)	(23.0)%

GAAP operating (loss) earnings	$(0.1)	$20.3	$(20.4)	NM	$54.1	$131.3	$(77.2)	(58.8)%
Restructuring, exit and impairment charges	2.9	5.1	(2.2)	(43.1)%	5.6	11.0	(5.4)	(49.1)%
Purchase accounting amortization	0.9	0.9	—	NM	2.9	2.7	0.2	7.4%
Acquisition, integration, and IT related costs	0.6	0.7	(0.1)	(14.3)%	0.4	4.8	(4.4)	(91.7)%
IT security incident costs	—	0.2	(0.2)	NM	—	1.0	(1.0)	NM
Adjusted operating earnings	$4.3	$27.2	$(22.9)	(84.2)%	$63.0	$150.8	$(87.8)	(58.2)%

GAAP operating margin	—%	4.7%		(470) bps	4.5%	8.4%		(390) bps
Adjusted operating margin	1.2%	6.3%		(510) bps	5.2%	9.6%		(440) bps

NM = not meaningful
bps = basis points

Boat segment's net sales decreased in the third quarter of 2024 compared to the third quarter of 2023, resulting from lower wholesale orders, as its channel partners continued to order cautiously, along with higher incentives and discounting, partially offset by the favorable impact of modest model-year pricing.

Boat segment's net sales decreased in the nine months ended September 28, 2024 versus prior year due to the same factors described above.

The components of the Boat segment's net sales change were as follows:

	Percent change in net sales compared to the prior comparative period
	September 28, 2024
	Three Months Ended	Nine Months Ended
Volume	(20.8)%	(22.5)%
Product Mix and Price	0.6%	(1.0)%
Acquisitions	0.8%	0.5%
	(19.4)%	(23.0)%

International sales were 16 percent of the Boat segment's net sales in the third quarter of 2024 and decreased 34 percent on a GAAP and constant currency basis versus the same periods in 2023.

International sales were 20 percent of the Boat segment's net sales in the nine months ended September 28, 2024 and decreased 32 percent year over year on a GAAP and constant currency basis.

Boat segment's operating earnings in the third quarter of 2024 decreased when compared to the third quarter of 2023, as the impact of the net sales declines and lower absorption from the reduced production was only partially offset by pricing and continued cost control.

Operating earnings in the nine months ended September 28, 2024 decreased due to the same factors above.

Corporate/Other

The following table sets forth Corporate/Other results and a reconciliation to our non-GAAP measure of adjusted operating loss for the three and nine months ended:

	Three Months Ended		2024 vs. 2023		Nine Months Ended		2024 vs. 2023
(in millions)	Sep 28, 2024	Sep 30, 2023	$ Change	% Change	Sep 28, 2024	Sep 30, 2023	$ Change	% Change
GAAP operating loss	$(29.2)	$(31.1)	$1.9	(6.1)%	$(86.3)	$(105.0)	$18.7	(17.8)%
Restructuring, exit and impairment charges	1.1	1.2	(0.1)	(8.3)%	2.3	6.8	(4.5)	(66.2)%
Acquisition, integration, and IT related costs	—	0.2	(0.2)	NM	—	1.6	(1.6)	NM
IT security incident costs	(0.1)	1.9	(2.0)	NM	0.2	4.8	(4.6)	(95.8)%
Adjusted operating loss	$(28.2)	$(27.8)	$(0.4)	1.4%	$(83.8)	$(91.8)	$8.0	(8.7)%

NM = not meaningful

Corporate operating loss in the third quarter of 2024 decreased when compared to the third quarter of 2023, driven by lower variable compensation along with the impact of the IT security incident in the prior year.

Corporate operating loss decreased in the nine months ended September 28, 2024 versus prior year, driven by lower variable compensation along with the impact of both the IT security incident and restructuring charges in the prior year.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the nine months ended:

(in millions)	Sep 28, 2024	Sep 30, 2023
Net cash provided by operating activities of continuing operations	$137.5	$458.1
Net cash (used for) provided by:
Plus: Capital expenditures	(137.1)	(233.1)
Plus: Proceeds from the sale of property, plant and equipment	8.2	10.6
Plus: Effect of exchange rate changes on cash and cash equivalents	(2.0)	(4.0)
Total free cash flow (A)	$6.6	$231.6

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

2024 Cash Flow

Net cash provided by operating activities of continuing operations in the nine months ended September 28, 2024 totaled $137.5 million compared to $458.1 million in the nine months ended September 30, 2023. The decrease is primarily due to working capital and lower net earnings. Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Condensed Consolidated Balance Sheets, excluding the impact of acquisitions and non-cash adjustments.

The primary drivers of net cash provided by operating activities of continuing operations in the nine months ended September 28, 2024 was net earnings, net of non-cash items, partially offset by working capital. Accounts and notes receivable increased $11.2 million, primarily due to the timing of collections. Inventory increased $16.8 million due to lower sales and the impact of seasonal inventory build. Accounts payable decreased $166.3 million, primarily due to lower purchasing resulting from reduced production and timing of payments. Accrued expenses decreased $123.9 million, primarily driven by lower accrued variable compensation expense.

Net cash used for investing activities was $154.0 million and primarily related to $137.1 million of capital expenditures and $80.9 million of purchases of marketable securities, partially offset by $82.1 million of sales or maturities of marketable securities. Our capital spending was focused on investments in new products and technologies.

Net cash used for financing activities was $147.0 million and primarily related to payments of long-term debt including current maturities, common stock repurchases and cash dividends paid to common shareholders, partially offset by short-term and long-term debt issuances.

2023 Cash Flow

Net cash provided by operating activities of continuing operations in the nine months ended September 30, 2023 totaled $458.1 million versus $313.8 million in the comparable period of 2022. The increase is primarily due to decreases in working capital usage, partially offset by lower net earnings.

The primary drivers of net cash provided by operating activities of continuing operations in the nine months ended September 30, 2023 were net earnings, net of non-cash items, partially offset by working capital usage. Accounts and notes receivable increased $26.9 million, primarily due to timing of collections. Inventory decreased $15.6 million, driven by reductions in production to manage pipeline levels. Accounts payable decreased $141.2 million, primarily due to lower purchasing resulting from reduced production. Accrued expenses decreased $25.0 million, primarily driven by a reduction in our derivative liability position.

Net cash used for investing activities was $309.9 million, which included $233.1 million of capital expenditures and $89.6 million of cash paid for acquisitions, partially offset by $10.6 million of sales of property, plant and equipment and $3.8 million of sales or maturities of marketable securities. Our capital spending was focused on investments in capacity expansion, new products and technologies.

Net cash used for financing activities was $402.9 million and primarily related to common stock repurchases, cash dividends paid to common stockholders and payments of long-term debt including current maturities.

Liquidity and Capital Resources

We view our highly liquid assets as of September 28, 2024, December 31, 2023 and September 30, 2023 as:

(in millions)	September 28, 2024	December 31, 2023	September 30, 2023
Cash and cash equivalents, at cost, which approximates fair value	$284.1	$467.8	$330.9
Short-term investments in marketable securities	0.8	0.8	0.8
Total cash, cash equivalents and marketable securities	$284.9	$468.6	$331.7

The following table sets forth an analysis of total liquidity as of September 28, 2024, December 31, 2023 and September 30, 2023:

(in millions)	September 28, 2024	December 31, 2023	September 30, 2023
Cash, cash equivalents and marketable securities	$284.9	$468.6	$331.7
Amounts available under lending facility (A)	747.0	741.9	741.9
Total liquidity (B)	$1,031.9	$1,210.5	$1,073.6

(A) See Note 12 – Debt in the Notes to Condensed Consolidated Financial Statements for further details on our lending facility.
(B) We define Total liquidity as Cash and cash equivalents and Short-term investments in marketable securities as presented in the Condensed Consolidated Balance Sheets, plus amounts available for borrowing under our lending facilities. Total liquidity is not intended as an alternative measure to Cash and cash equivalents and Short-term investments in marketable securities as determined in accordance with GAAP in the United States. We use this financial measure both in presenting our results to shareholders and the investment community and in our internal evaluation and management of our businesses. We believe that this financial measure and the information it provides are useful to investors because it permits investors to view our performance using the same metric that we use to gauge progress in achieving our goals. We believe that the non-GAAP financial measure “Total liquidity” is also useful to investors because it is an indication of our available highly liquid assets and immediate sources of financing.

Cash, cash equivalents and marketable securities totaled $284.9 million as of September 28, 2024, a decrease of $183.7 million from $468.6 million as of December 31, 2023, and a decrease of $46.8 million from $331.7 million as of September 30, 2023. Total debt as of September 28, 2024, December 31, 2023 and September 30, 2023 was $2,571.9 million, $2,430.4 million and $2,431.0 million, respectively. Our debt-to-capitalization ratio was 56 percent as of September 28, 2024, an increase from 54 percent as of both December 31, 2023 and September 30, 2023.

There were no borrowings under the Revolving Credit Agreement (Credit Facility) during the nine months ended September 28, 2024 and we did not have any borrowings outstanding as of September 28, 2024. Available borrowing capacity under the Credit Facility as of September 28, 2024 totaled $747.0 million, net of $3.0 million of letters of credit outstanding. During the nine months ended September 28, 2024, the maximum amount utilized under the CP Program was $245.0 million, and as of September 28, 2024, the Company had $195.0 million of borrowings outstanding under the CP Program. Refer to Note 12 – Debt in the Notes to Condensed Consolidated Financial Statements and Note 14 - Debt in the Notes to Consolidated Financial Statements in the 2023 Form 10-K, for further details.

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

2024 Capital Strategy

We continue to moderate our capital spending and now anticipate approximately $165 million of capital expenditures for the year. We have also revised our share repurchase plan and now anticipate share repurchases of approximately $200 million in 2024.

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

Recent Accounting Pronouncements

Recent accounting pronouncements that have been adopted during the nine months ended September 28, 2024, or will be adopted in future periods, are included in Note 1 – Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 30, 2024, our Board of Directors approved a $500 million increase to our share repurchase authorization. During the nine months ended September 28, 2024, we repurchased $190.0 million of stock, and the remaining authorization was $431.5 million as of September 28, 2024.

We repurchased the following shares of common stock during the three months ended September 28, 2024:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Amount of Dollars that May Yet Be Used to Purchase Shares Under the Program
June 30 to July 27	133,950	$74.64	133,950
July 28 to August 24	59,522	77.27	59,522
August 25 to September 28	68,082	79.33	68,082
Total	261,554	$76.46	261,554	$431,468,870

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

During the quarterly period ended September 28, 2024, Nancy E. Cooper, our Board Chair, adopted a Rule 10b5-1 trading arrangement, dated September 2, 2024, providing for the sale each quarter of 35 percent of net shares of her director compensation paid in common stock. The duration of the trading arrangement is from the selling start date of February 3, 2025 through November 8, 2025, or earlier if all transactions under the trading arrangement are completed prior to that date. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). None of our officers (as defined in Rule 16a-1(f) under the Exchange Act) or any other directors adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period.

Item 6. Exhibits

10.1
Amended and Restated Credit Agreement, dated as of October 11, 2024, among Brunswick Corporation, the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 11, 2024, and hereby incorporated by reference.

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

BRUNSWICK CORPORATION
October 30, 2024	By:	/s/ RANDALL S. ALTMAN
Randall S. Altman
Senior Vice President and Controller*

*Mr. Altman is signing this report both as a duly authorized officer and as the principal accounting officer.