Form 10-Q
period 2025-03-29
BRUNSWICK CORP
filed 2025-04-30
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended March 29, 2025

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
The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of April 28, 2025 was 65,683,412.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 29, 2025

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(in millions, except per share data)	March 29, 2025	March 30, 2024
Net sales	$1,221.8	$1,365.0
Cost of sales	917.9	991.4
Selling, general and administrative expense	208.0	203.7
Research and development expense	38.5	45.8
Restructuring, exit and impairment charges	1.1	13.5
Operating earnings	56.3	110.6
Equity earnings	2.2	2.5
Other income, net	1.3	—
Earnings before interest and income taxes	59.8	113.1
Interest expense	(29.7)	(28.6)
Interest income	1.7	2.5
Loss on early extinguishment of debt	(3.7)	—
Earnings before income taxes	28.1	87.0
Income tax provision	7.9	18.6
Net earnings from continuing operations	20.2	68.4
Net loss from discontinued operations, net of tax	—	(0.4)
Net earnings	$20.2	$68.0

Earnings per common share:
Basic
Earnings from continuing operations	$0.31	$1.00
Loss from discontinued operations	—	(0.01)
Net earnings	$0.31	$0.99

Diluted
Earnings from continuing operations	$0.30	$1.00
Loss from discontinued operations	—	(0.01)
Net earnings	$0.30	$0.99

Weighted average shares used for computation of:
Basic earnings per common share	66.2	68.3
Diluted earnings per common share	66.3	68.5

Comprehensive income	$32.9	$57.5

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	March 29, 2025	December 31, 2024	March 30, 2024
Assets
Current assets
Cash and cash equivalents, at cost, which approximates fair value	$286.7	$269.0	$548.4
Restricted cash	18.0	16.9	11.1
Short-term investments in marketable securities	0.8	0.8	0.8
Total cash and short-term investments in marketable securities	305.5	286.7	560.3
Accounts and notes receivable, less allowances of $11.0, $10.3, and $11.2	553.1	429.0	616.8
Inventories
Finished goods	870.5	846.9	1,028.1
Work-in-process	172.7	148.1	166.0
Raw materials	310.6	307.6	360.9
Net inventories	1,353.8	1,302.6	1,555.0
Prepaid expenses and other	93.5	95.5	75.1
Current assets	2,305.9	2,113.8	2,807.2

Property
Land	44.0	44.0	44.0
Buildings and improvements	650.0	642.1	621.7
Equipment	1,559.8	1,544.7	1,560.5
Total land, buildings and improvements and equipment	2,253.8	2,230.8	2,226.2
Accumulated depreciation	(1,214.0)	(1,186.9)	(1,153.8)
Net land, buildings and improvements and equipment	1,039.8	1,043.9	1,072.4
Unamortized product tooling costs	199.8	207.6	236.6
Net property	1,239.6	1,251.5	1,309.0

Other assets
Goodwill	972.5	966.1	1,026.3
Other intangibles, net	910.3	918.3	964.3
Deferred income tax asset	198.2	197.5	185.5
Operating lease assets	163.6	161.8	158.9
Equity investments	38.3	35.0	41.4
Other long-term assets	28.6	33.7	16.1
Other assets	2,311.5	2,312.4	2,392.5

Total assets	$5,857.0	$5,677.7	$6,508.7

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

(in millions)	March 29, 2025	December 31, 2024	March 30, 2024
Liabilities and shareholders' equity
Current liabilities
Short-term debt and current maturities of long-term debt	$386.4	$242.8	$455.4
Accounts payable	420.3	393.4	513.8
Accrued expenses	661.5	643.7	704.6
Current liabilities	1,468.2	1,279.9	1,673.8

Long-term liabilities
Debt	2,097.7	2,097.8	2,371.9
Operating lease liabilities	142.0	145.1	140.7
Postretirement benefits	46.3	46.4	49.7
Deferred income tax liability	10.0	10.4	12.1
Other long-term liabilities	220.6	205.8	210.9
Long-term liabilities	2,516.6	2,505.5	2,785.3

Shareholders' equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares; outstanding: 65,767,000, 65,987,000 and 67,689,000 shares	76.9	76.9	76.9
Additional paid-in capital	396.2	401.8	383.4
Retained earnings	3,606.7	3,614.7	3,636.3
Treasury stock, at cost: 36,771,000, 36,551,000 and 34,849,000 shares	(2,166.9)	(2,147.7)	(2,010.8)
Accumulated other comprehensive loss, net of tax	(40.7)	(53.4)	(36.2)
Shareholders' equity	1,872.2	1,892.3	2,049.6

Total liabilities and shareholders' equity	$5,857.0	$5,677.7	$6,508.7

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(in millions)	March 29, 2025	March 30, 2024
Cash flows from operating activities
Net earnings	$20.2	$68.0
Less: net loss from discontinued operations, net of tax	—	(0.4)
Net earnings from continuing operations	20.2	68.4
Depreciation and amortization	70.1	69.4
Stock compensation expense	6.8	6.1
Asset impairment charges	—	0.5
Deferred income taxes	0.1	1.9
Changes in certain current assets and current liabilities	(119.9)	(301.2)
Extended warranty contracts and other deferred revenue	2.3	2.1
Income taxes	8.0	0.2
Other, net	(1.0)	4.5
Net cash used for operating activities of continuing operations	(13.4)	(148.1)
Net cash used for operating activities of discontinued operations	(14.0)	(5.3)
Net cash used for operating activities	(27.4)	(153.4)

Cash flows from investing activities
Capital expenditures	(37.7)	(54.0)
Investments	(2.8)	(3.0)
Acquisition of businesses, net of cash acquired	—	(0.7)
Proceeds from the sale of property, plant and equipment	3.4	2.3
Other, net	2.1	—
Net cash used for investing activities	(35.0)	(55.4)

Cash flows from financing activities
Proceeds from issuances of short-term debt	266.2	1.1
Payments of short-term debt	(1.5)	(0.9)
Net proceeds from issuances of long-term debt	—	396.9
Payments of long-term debt including current maturities	(126.1)	(0.6)
Common stock repurchases	(25.6)	(63.6)
Cash dividends paid	(28.2)	(28.6)
Tax withholding associated with shares issued for share-based compensation	(6.9)	(9.2)
Other, net	—	(1.0)
Net cash provided by financing activities	77.9	294.1

Effect of exchange rate changes	3.3	(4.7)
Net increase in Cash and cash equivalents and Restricted cash	18.8	80.6
Cash and cash equivalents and Restricted cash at beginning of period	285.9	478.9

Cash and cash equivalents and Restricted cash at end of period	304.7	559.5
Less: Restricted cash	18.0	11.1
Cash and cash equivalents at end of period	$286.7	$548.4

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

Brunswick Corporation
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated other comprehensive loss, net of tax	Total
Balance at December 31, 2024	$76.9	$401.8	$3,614.7	$(2,147.7)	$(53.4)	$1,892.3
Net earnings	—	—	20.2	—	—	20.2
Other comprehensive income	—	—	—	—	12.7	12.7
Dividends ($0.43 per common share)	—	—	(28.2)	—	—	(28.2)
Compensation plans and other	—	(5.6)	—	6.6	—	1.0
Common stock repurchases	—	—	—	(25.8)	—	(25.8)
Balance at March 29, 2025	$76.9	$396.2	$3,606.7	$(2,166.9)	$(40.7)	$1,872.2

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated other comprehensive loss, net of tax	Total
Balance at December 31, 2023	$76.9	$392.0	$3,596.9	$(1,952.7)	$(25.7)	$2,087.4
Net earnings	—	—	68.0	—	—	68.0
Other comprehensive loss	—	—	—	—	(10.5)	(10.5)
Dividends ($0.42 per common share)	—	—	(28.6)	—	—	(28.6)
Compensation plans and other	—	(8.6)	—	6.0	—	(2.6)
Common stock repurchases	—	—	—	(64.1)	—	(64.1)
Balance at March 30, 2024	$76.9	$383.4	$3,636.3	$(2,010.8)	$(36.2)	$2,049.6

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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Brunswick's 2024 Annual Report on Form 10-K for the year ended December 31, 2024 (the 2024 Form 10-K). These results include, in management's opinion, all normal and recurring adjustments necessary to present fairly Brunswick's financial position, results of operations and cash flows. Due to the seasonality of Brunswick's businesses, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Saturday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The first quarter of fiscal year 2025 ended on March 29, 2025 and the first quarter of fiscal year 2024 ended on March 30, 2024.

Recently Issued Accounting Standards

Income Statement: In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). This guidance requires disclosures about significant expense categories, including, but not limited to, inventory purchases, employee compensation, depreciation, amortization, and selling expenses. ASU 2024-03 is effective for financial statements for annual periods beginning after December 15, 2026. We are currently evaluating the impact of adopting this guidance on the consolidated financial statements.

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
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Revenue Recognition

The following tables present the Company's revenue in categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors:

	Three Months Ended
	March 29, 2025
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Geographic Markets
United States	$300.2	$181.0	$125.0	$298.9	$905.1
Europe	82.6	24.6	58.5	29.4	195.1
Asia-Pacific	40.0	24.6	15.1	3.9	83.6
Canada	17.0	12.9	4.4	35.1	69.4
Rest-of-World	47.2	12.2	5.2	4.8	69.4
Segment Eliminations	(73.3)	(2.4)	(24.7)	(0.4)	(100.8)
Total	$413.7	$252.9	$183.5	$371.7	$1,221.8

	Three Months Ended
	March 30, 2024
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Geographic Markets
United States	$378.7	$179.5	$123.5	$333.7	$1,015.4
Europe	87.0	27.4	61.7	40.0	216.1
Asia-Pacific	43.8	25.4	16.0	5.5	90.7
Canada	16.0	15.2	4.2	37.5	72.9
Rest-of-World	52.7	14.9	5.5	9.0	82.1
Segment Eliminations	(82.4)	(1.7)	(28.1)	—	(112.2)
Total	$495.8	$260.7	$182.8	$425.7	$1,365.0

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended
	March 29, 2025
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Major Product Lines
Outboard Engines	$376.5	$—	$—	$—	$376.5
Controls, Rigging, and Propellers	80.2	—	—	—	80.2
Sterndrive Engines	30.3	—	—	—	30.3
Distribution	—	155.4	—	—	155.4
Products	—	99.9	—	—	99.9
Navico Group	—	—	208.2	—	208.2
Aluminum Freshwater Boats	—	—	—	140.7	140.7
Recreational Fiberglass Boats	—	—	—	117.2	117.2
Saltwater Fishing Boats	—	—	—	80.8	80.8
Business Acceleration	—	—	—	51.6	51.6
Boat Eliminations/Other	—	—	—	(18.2)	(18.2)
Segment Eliminations	(73.3)	(2.4)	(24.7)	(0.4)	(100.8)
Total	$413.7	$252.9	$183.5	$371.7	$1,221.8

	Three Months Ended
	March 30, 2024
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Major Product Lines
Outboard Engines	$450.5	$—	$—	$—	$450.5
Controls, Rigging, and Propellers	90.4	—	—	—	90.4
Sterndrive Engines	37.3	—	—	—	37.3
Distribution	—	152.4	—	—	152.4
Products	—	110.0	—	—	110.0
Navico Group	—	—	210.9	—	210.9
Aluminum Freshwater Boats	—	—	—	150.2	150.2
Recreational Fiberglass Boats	—	—	—	135.3	135.3
Saltwater Fishing Boats	—	—	—	107.2	107.2
Business Acceleration	—	—	—	49.2	49.2
Boat Eliminations/Other	—	—	—	(16.2)	(16.2)
Segment Eliminations	(82.4)	(1.7)	(28.1)	—	(112.2)
Total	$495.8	$260.7	$182.8	$425.7	$1,365.0

As of December 31, 2024, $191.2 million of contract liabilities associated with extended warranties, deferred revenue and customer deposits were reported in Accrued expenses and Other long-term liabilities, of which $19.5 million were recognized as revenue during the three months ended March 29, 2025. As of March 29, 2025, total contract liabilities were $201.2 million. The total amount of the transaction price allocated to unsatisfied performance obligations as of March 29, 2025 was $195.0 million for contracts greater than one year, which primarily relates to extended warranties. The Company expects to recognize $50.9 million of this amount in 2025, $51.8 million in 2026, and $92.3 million thereafter.

Note 3 – Restructuring, Exit and Impairment Activities

During the three months ended March 29, 2025 and March 30, 2024, the Company recorded restructuring charges related to headcount reductions and related costs associated with streamlining the enterprise-wide cost structure and improving operating efficiencies. The Company also incurred charges related to the rationalization of its manufacturing footprint.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table is a summary of these expenses for the three months ended March 29, 2025:

(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Corporate	Total
Restructuring, exit and impairment activities:
Employee termination and other benefits	$—	$—	$0.8	$0.3	$—	$1.1

Total cash payments for restructuring, exit and impairment charges (A)	$1.1	$0.5	$1.6	$1.2	$0.8	$5.2
Accrued charges at end of the period (B)	$0.3	$0.2	$0.7	$1.1	$0.1	$2.4

(A) Cash payments for the three months ended March 29, 2025 may include payments related to prior period charges.
(B) Restructuring, exit and impairment charges accrued as of March 29, 2025 are expected to be paid in the next twelve months.

The following table is a summary of these expenses for the three months ended March 30, 2024:

(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Corporate	Total
Restructuring, exit and impairment activities:
Employee termination and other benefits	$5.6	$3.3	$2.2	$1.0	$0.9	$13.0
Asset-related	—	—	0.5	—	—	0.5
Total restructuring, exit and impairment charges	$5.6	$3.3	$2.7	$1.0	$0.9	$13.5

Total cash payments for restructuring, exit and impairment charges (A)	$2.7	$1.6	$6.2	$1.0	$0.9	$12.4
Accrued charges at end of the period	$4.1	$2.4	$1.1	$1.7	$0.6	$9.9

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

Note 5 – Financial Instruments

The Company operates globally with manufacturing and sales facilities around the world. Due to the Company’s global operations, the Company engages in activities involving both financial and market risks. The Company utilizes normal operating and financing activities, along with derivative financial instruments, to minimize these risks. See Note 12 in the Notes to Consolidated Financial Statements in the 2024 Form 10-K for further details regarding the Company's financial instruments and hedging policies.

During the first quarter of 2025, the Company entered into $400.0 million of cross-currency swap contracts and settled $400.0 million of cross-currency swap contracts previously entered into, resulting in a deferred gain of $4.9 million within Accumulated other comprehensive loss, net of tax.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the notional values of the Company's derivative instruments as of March 29, 2025, December 31, 2024, and March 30, 2024:

(in millions)	Notional Value
Instruments	March 29, 2025	December 31, 2024	March 30, 2024
Cross-currency swaps	$400.0	$400.0	$250.0
Commodity contracts (A)(B)	31.6	26.9	27.7
Foreign exchange contracts (B)(C)	701.5	571.2	720.2
(A) Commodity contracts outstanding as of March 29, 2025 mature through 2026.
(B) The amount of gain or loss that is expected to be reclassified from Accumulated other comprehensive loss to earnings in the next twelve months is immaterial.
(C) Forward contracts outstanding as of March 29, 2025 mature through 2027 and mainly relate to the Euro, Australian dollar, Norwegian krone and Mexican peso.

As of March 29, 2025, December 31, 2024 and March 30, 2024, the fair values of the Company’s derivative instruments were:

(in millions)	Fair Value
Asset Derivatives	March 29, 2025	December 31, 2024	March 30, 2024
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	$5.4	$13.2	$9.3
Commodity contracts	3.2	0.8	0.4
Total	$8.6	$14.0	$9.7

Derivatives Designated as Net Investment Hedges
Cross-currency swaps	$—	$5.1	$—

Other Hedging Activity
Foreign exchange contracts	$2.1	$3.0	$0.7

Liability Derivatives
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	$4.5	$5.8	$2.4
Commodity contracts	0.2	0.4	0.7
Total	$4.7	$6.2	$3.1

Derivatives Designated as Net Investment Hedges
Cross-currency swaps	$12.3	$—	$1.0

Other Hedging Activity
Foreign exchange contracts	$0.2	$3.2	$4.3

As of March 29, 2025, December 31, 2024 and March 30, 2024, asset derivatives are included within Prepaid expenses and other and Other long-term assets, and liability derivatives are included within Accrued expenses and Other long-term liabilities in the Condensed Consolidated Balance Sheets.

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 29, 2025 and March 30, 2024 is shown in the tables below.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The amount of gain (loss) on derivatives recognized in Accumulated other comprehensive loss was as follows:

(in millions)	Three Months Ended
Derivatives Designated as Cash Flow Hedging Instruments	March 29, 2025	March 30, 2024
Foreign exchange contracts	$(5.0)	$10.8
Commodity contracts	3.2	(1.1)
Total	$(1.8)	$9.7

Derivatives Designated as Net Investment Hedging Instruments
Cross-currency swaps	$(12.4)	$4.0

The amount of gain (loss) reclassified from Accumulated other comprehensive loss into earnings was as follows:

(in millions)		Three Months Ended
Derivatives Designated as Cash Flow Hedging Instruments	Location of Gain (Loss)	March 29, 2025	March 30, 2024
Foreign exchange contracts	Cost of sales	$1.7	$1.9
Commodity contracts	Cost of sales	0.5	(0.8)
Total		$2.2	$1.1

The amount of gain (loss) on derivatives recognized directly into earnings was as follows:

(in millions)		Three Months Ended
Other Hedging Activity	Location of Gain (Loss)	March 29, 2025	March 30, 2024
Foreign exchange contracts	Cost of sales	$(4.7)	$2.0
Foreign exchange contracts	Other income, net	5.1	(2.7)
Total		$0.4	$(0.7)

Note 6 – Fair Value Measurements

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis:

		Fair Value
(in millions)	Fair Value Level	March 29, 2025	December 31, 2024	March 30, 2024
Cash equivalents	1	$16.9	$12.3	$0.2
Short-term investments in marketable securities	1	0.8	0.8	0.8
Restricted cash	1	18.0	16.9	11.1
Derivative assets	2	10.7	22.1	10.4
Derivative liabilities	2	17.2	9.4	8.4
Deferred compensation	1	0.8	1.0	1.5
Deferred compensation	2	18.5	19.2	16.2
Liabilities measured at net asset value		12.8	14.3	13.0
Fair Value of Other Financial Instruments. The carrying values of the Company's short-term financial instruments, including cash and cash equivalents and accounts and notes receivable, approximate their fair values because of the short maturity of these instruments. As of March 29, 2025, December 31, 2024 and March 30, 2024, the fair value of the Company’s long-term debt, including current maturities, and short-term debt was approximately $2,299.3 million, $2,161.3 million and $2,659.5 million, respectively, and was determined using Level 1 and Level 2 inputs described in Note 6 to the Notes to Consolidated Financial Statements in the 2024 Form 10-K. The carrying value of long-term debt, including current maturities, and short-term debt was $2,509.5 million, $2,370.2 million and $2,859.1 million as of March 29, 2025, December 31, 2024 and March 30, 2024, respectively.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 7 – Commitments and Contingencies

Product Warranties

The following activity related to product warranty liabilities was recorded in Accrued expenses during the three months ended March 29, 2025 and March 30, 2024:

(in millions)	March 29, 2025	March 30, 2024
Balance at beginning of period	$152.8	$157.6
Payments	(19.3)	(23.5)
Provisions/additions for contracts issued/sold	27.2	18.4
Aggregate changes for preexisting warranties	5.0	(0.1)
Foreign currency translation	0.8	(0.8)
Other	0.1	(1.7)
Balance at end of period	$166.6	$149.9

Extended Product Warranties

The following activity related to deferred revenue for extended product warranty contracts was recorded in Accrued expenses and Other long-term liabilities during the three months ended March 29, 2025 and March 30, 2024:

(in millions)	March 29, 2025	March 30, 2024
Balance at beginning of period	$136.6	$127.2
Extended warranty contracts sold	10.1	9.6
Revenue recognized on existing extended warranty contracts	(8.0)	(7.3)
Foreign currency translation	0.1	(0.2)
Other	0.1	(0.1)
Balance at end of period	$138.9	$129.2

Note 8 – Goodwill and Other Intangibles

Changes in the Company's goodwill during the three months ended March 29, 2025 and March 30, 2024, by segment, are summarized below:

(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
December 31, 2024	$50.8	$232.6	$513.4	$169.3	$966.1
Adjustments	0.8	0.2	5.3	0.1	6.4
March 29, 2025	$51.6	$232.8	$518.7	$169.4	$972.5

December 31, 2023	$54.1	$233.0	$599.7	$143.9	$1,030.7
Adjustments	(1.1)	(0.2)	(3.0)	(0.1)	(4.4)
March 30, 2024	$53.0	$232.8	$596.7	$143.8	$1,026.3

Adjustments in both periods include the effect of foreign currency translation on goodwill denominated in currencies other than the U.S. dollar. Adjustments during the three months ended March 30, 2024 also include immaterial purchase accounting adjustments related to the 2023 Fliteboard and Freedom Boat Club acquisitions. The accumulated impairment loss on goodwill was $80.0 million as of March 29, 2025 and December 31, 2024, respectively. There was no accumulated impairment loss on goodwill as of March 30, 2024. As of December 31, 2024, the Navico Group reporting unit's fair value approximated its carrying value. The economic uncertainty resulting from the volatile trade policy environment could negatively impact Navico Group's results of operations and cash flows and result in future impairment of the Navico Group reporting unit's goodwill.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company's intangible assets, included within Other intangibles, net on the Condensed Consolidated Balance Sheets as of March 29, 2025, December 31, 2024, and March 30, 2024, are summarized by intangible asset type below:

	March 29, 2025		December 31, 2024		March 30, 2024
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Customer relationships	$912.0	$(485.8)	$909.4	$(473.5)	$905.9	$(439.6)
Trade names	304.5	—	304.2	—	310.3	—
Developed technology	166.9	(38.4)	166.8	(35.6)	167.2	(27.1)
Other	123.1	(72.0)	113.7	(66.7)	98.0	(50.4)
Total	$1,506.5	$(596.2)	$1,494.1	$(575.8)	$1,481.4	$(517.1)

Other intangible assets primarily consist of software, patents, and franchise agreements. Gross amounts and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation. Aggregate amortization expense for intangibles was $19.2 million and $17.9 million for three months ended March 29, 2025 and March 30, 2024, respectively.

The Company tests its intangible assets for impairment during the fourth quarter of each year, or whenever a change in events and circumstances (triggering event) occurs that indicates the fair value of intangible assets may be below their carrying values. The Company did not record any impairment charges during the three months ended March 29, 2025 or March 30, 2024.

Note 9 – Segment Information

Information about the operations of Brunswick's reportable segments is set forth below:

	Three Months Ended March 29, 2025
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Corporate/Other	Total
Net sales (A)	$413.7	$252.9	$183.5	$371.7	$—	$1,221.8
Cost of sales (B)	307.9	185.3	116.7	308.7	—	918.6
Operating expenses (C)	59.7	28.5	69.6	55.3	33.8	246.9
Operating earnings	$46.1	$39.1	$(2.8)	$7.7	$(33.8)	$56.3

(A) Net sales includes $73.3 million, $2.4 million, $24.7 million and $0.4 million million of segment eliminations for the Propulsion, Engine P&A, Navico Group and Boat reportable segments, respectively.
(B) Includes $0.7 million of Cost of sales related Restructuring, exit and impairment charges.
(C) Includes $208.0 million of Selling, general and administrative expense, $38.5 million of Research and development expense and $0.4 million of Restructuring, exit and impairment charges.

	Three Months Ended March 30, 2024
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Corporate/Other	Total
Net sales (A)	$495.8	$260.7	$182.8	$425.7	$—	$1,365.0
Cost of sales (B)	339.9	197.6	114.4	343.1	—	995.0
Operating expenses (C)	73.1	29.9	70.8	53.2	32.4	259.4
Operating earnings	$82.8	$33.2	$(2.4)	$29.4	$(32.4)	$110.6

(A) Net sales includes $82.4 million, $1.7 million and $28.1 million of segment eliminations for the Propulsion, Engine P&A and Navico Group reportable segments, respectively.
(B) Includes $3.6 million of Cost of sales related Restructuring, exit and impairment charges.
(C) Includes $203.7 million of Selling, general and administrative expense, $45.8 million of Research and development expense and $9.9 million of Restructuring, exit and impairment charges.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Depreciation		Amortization
	Three Months Ended		Three Months Ended
(in millions)	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Propulsion	$29.8	$30.8	$1.9	$1.6
Engine P&A	4.0	3.7	0.2	0.2
Navico Group	2.7	3.2	14.5	13.9
Boat	13.2	12.6	1.5	1.4
Corporate/Other	1.2	1.2	1.1	0.8
Total	$50.9	$51.5	$19.2	$17.9

	Total Assets
(in millions)	March 29, 2025	December 31, 2024	March 30, 2024
Propulsion	$1,512.1	$1,507.3	$1,758.8
Engine P&A	922.2	803.5	927.1
Navico Group	1,884.9	1,877.6	2,043.0
Boat	898.3	868.3	922.0
Corporate/Other	639.5	621.0	857.8
Total	$5,857.0	$5,677.7	$6,508.7

	Capital Expenditures		Research & Development Expense
	Three Months Ended		Three Months Ended
(in millions)	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Propulsion	$15.2	$27.3	$18.5	$23.8
Engine P&A	2.2	3.5	0.4	0.2
Navico Group	2.5	4.0	11.4	12.5
Boat	15.9	17.1	7.2	6.8
Corporate/Other	1.9	2.1	1.0	2.5
Total	$37.7	$54.0	$38.5	$45.8
Geographic Segments

	Net Sales
	Three Months Ended
(in millions)	March 29, 2025	March 30, 2024
United States	$818.1	$917.0
International	403.7	448.0
Total	$1,221.8	$1,365.0

	Net Property
(in millions)	March 29, 2025	December 31, 2024	March 30, 2024
United States	$1,116.7	$1,127.8	$1,180.0
International	105.7	105.2	109.5
Corporate/Other	17.2	18.5	19.5
Total	$1,239.6	$1,251.5	$1,309.0

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 10 – Comprehensive Income

Accumulated other comprehensive loss, net of tax, in the Condensed Consolidated Balance Sheets includes foreign currency cumulative translation adjustments; prior service costs and credits and net actuarial gains and losses for defined benefit plans; and unrealized derivative gains and losses. Changes in the components of Accumulated other comprehensive loss, net of tax, for the three months ended March 29, 2025 and March 30, 2024 are as follows:

	Three Months Ended
(in millions)	March 29, 2025	March 30, 2024
Net earnings	$20.2	$68.0
Other comprehensive income (loss):
Foreign currency cumulative translation adjustments	25.4	(19.6)
Net change in unamortized prior service credits	(0.1)	(0.1)
Net change in unamortized actuarial losses	(0.2)	(0.1)
Net change in unrealized derivative (losses) gains	(12.4)	9.3
Total other comprehensive income (loss)	12.7	(10.5)
Comprehensive income	$32.9	$57.5

The following table presents the changes in Accumulated other comprehensive loss, net of tax, by component for the three months ended March 29, 2025:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial gains	Unrealized investment gains	Net derivative gains	Total
Beginning balance	$(96.9)	$(7.9)	$10.5	$0.2	$40.7	$(53.4)
Other comprehensive income (loss) before reclassifications (A)	25.4	—	—	—	(10.7)	14.7
Amounts reclassified from Accumulated other comprehensive loss, net of tax (B)(C)	—	(0.1)	(0.2)	—	(1.7)	(2.0)
Net other comprehensive income (loss)	25.4	(0.1)	(0.2)	—	(12.4)	12.7
Ending balance	$(71.5)	$(8.0)	$10.3	$0.2	$28.3	$(40.7)

(A) The tax effects for the three months ended March 29, 2025 were $(3.6) million for foreign currency translation and $3.5 million for derivatives.
(B) The tax effects for the three months ended March 29, 2025 were $0.5 million for derivatives.
(C) The reclassification adjustments from Accumulated other comprehensive loss and associated tax effects related to defined benefit items were not material for the three months ended March 29, 2025. Refer to Note 5 – Financial Instruments for the reclassification adjustments from Accumulated other comprehensive loss, net of tax related to derivatives.

The following table presents the changes in Accumulated other comprehensive loss, net of tax, by component for the three months ended March 30, 2024:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial gains	Unrealized investment gains	Net derivative gains	Total
Beginning balance	$(49.5)	$(7.4)	$7.9	$0.2	$23.1	$(25.7)
Other comprehensive (loss) income before reclassifications (A)	(19.6)	—	—	—	10.0	(9.6)
Amounts reclassified from Accumulated other comprehensive loss, net of tax (B)(C)	—	(0.1)	(0.1)	—	(0.7)	(0.9)
Net other comprehensive (loss) income	(19.6)	(0.1)	(0.1)	—	9.3	(10.5)
Ending balance	$(69.1)	$(7.5)	$7.8	$0.2	$32.4	$(36.2)

(A) The tax effects for the three months ended March 30, 2024 were $3.0 million for foreign currency translation and $(3.7) million for derivatives.
(B) The tax effects for the three months ended March 30, 2024 were $0.4 million for derivatives.
(C) The reclassification adjustments from Accumulated other comprehensive loss and associated tax effects related to defined benefit items were not material for the three months ended March 30, 2024. Refer to Note 5 – Financial Instruments for the reclassification adjustments from Accumulated other comprehensive loss, net of tax related to derivatives.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 11 – Income Taxes

The effective tax rate for the three months ended March 29, 2025 and March 30, 2024 was 28.1 percent and 21.4 percent, respectively. The effective tax rate for the three months ended March 29, 2025 was higher than the same period in the prior year, primarily due to the discrete income tax expense recorded associated with equity compensation.

Note 12 – Debt

The following table provides the changes in the Company's debt for the three months ended March 29, 2025:

(in millions)	Short-term debt and current maturities of long-term debt	Long-term debt	Total
Balance as of December 31, 2024	$242.8	$2,097.8	$2,340.6
Proceeds from issuances of debt (A)	266.2	—	266.2
Repayments of debt (B)	(127.1)	(0.5)	(127.6)
Reclassification of long-term debt	0.7	(0.7)	—
Other	3.8	1.1	4.9
Balance as of March 29, 2025	$386.4	$2,097.7	$2,484.1

(A) During the first quarter of 2025, the Company had short-term borrowings and repayments under its unsecured commercial paper program and borrowings outstanding of $380.0 million as of March 29, 2025.
(B) During the first quarter of 2025, the Company made the remaining principal repayments, totaling $125.0 million, of its 6.625% Senior Notes due 2049.

As of March 29, 2025, Brunswick was in compliance with the financial covenants associated with its debt.

2049 Notes

During the fourth quarter of 2024, the Company issued an irrevocable notice of redemption to the holders of its 6.625% Senior Notes due 2049 (2049 Notes). The 2049 Notes were redeemed in the first quarter of 2025 at a redemption price equal to 100 percent of the outstanding principal amount of $125.0 million plus accrued interest of $2.1 million in accordance with the redemption provision of the 2049 Notes. The Company recognized a loss on early extinguishment of debt of $3.7 million related to unamortized issuance costs. The Company financed the retirement of the 2049 Notes using commercial paper borrowings.

Credit Facility

The Company maintains a Revolving Credit Agreement (Credit Facility). During the three months ended March 29, 2025 and March 30, 2024, there were no borrowings under the Credit Facility. As of March 29, 2025, available borrowing capacity totaled $997.0 million, net of $3.0 million of letters of credit outstanding under the Credit Facility. As of March 30, 2024, available borrowing capacity totaled $741.7 million, net of $8.3 million of letters of credit outstanding under the Credit Facility. Refer to Note 14 in the Notes to Consolidated Financial Statements in the 2024 Form 10-K for details regarding Brunswick's Credit Facility.

Commercial Paper

The Company maintains an unsecured commercial paper program (CP Program) pursuant to which the Company may issue short-term, unsecured commercial paper notes (CP Notes). During the three months ended March 29, 2025, borrowings under the CP Program totaled $435.9 million. As of March 29, 2025, the Company had $380.0 million of borrowings outstanding under the CP Program with a weighted average interest rate of 5.10%. During the three months ended March 29, 2025, the maximum amount utilized under the CP Program was $445.5 million. During the three months ended March 30, 2024, borrowings under the CP Program totaled $425.0 million, all of which were repaid during the period. During the three months ended March 30, 2024, the maximum amount utilized under the CP Program was $225.0 million. Refer to Note 14 in the Notes to Consolidated Financial Statements in the 2024 Form 10-K for details regarding Brunswick's CP Program.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 13 – Supplier Finance Program Obligations

As of March 29, 2025, December 31, 2024, and March 30, 2024, the Company had $9.0 million, $8.2 million and $14.8 million confirmed invoices under the supplier finance program, respectively, which were included in Accounts payable on the Condensed Consolidated Balance Sheets.

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

Known Trends or Uncertainties

We continue to monitor macroeconomic trends and uncertainties such as recently implemented tariffs along with the potential for new or modified tariffs, and related impacts to consumers, any or all of which could have a material impact on our business, financial condition and results of operations. Refer to Item 1A. Risk Factors for further details.

Acquisitions

On September 12, 2024, we acquired additional Freedom Boat Club franchise operations and territories in Southeast Florida for net cash consideration of $31.2 million. Refer to Note 4 – Acquisitions in the Notes to Condensed Consolidated Financial Statements for further information.

Overview

Net sales decreased 11 percent during the first quarter of 2025 when compared with the first quarter of 2024, as the impact of continued lower wholesale ordering by dealers and OEMs and prudent pipeline management throughout the channel was only partially offset by modest annual price increases and benefits from well-received new products. Our Propulsion segment delivered sequentially improved sales and operating earnings versus the fourth quarter of 2024, although below first quarter 2024 levels, as anticipated. Sales to U.S. boat OEMs were strong as our customer builders increased production levels ahead of the primary retail season and engine pipelines remain at appropriate levels. Our Engine Parts and Accessories (Engine P&A) segment had another strong quarter, with solid year-over-year operating earnings and operating margin growth despite slightly lower sales. This primarily aftermarket-based business continues to derive its success from stable boating participation and the world's largest marine distribution network, which delivered sales growth of 2 percent through continued distribution market share gains resulting from our ability to support same day or next day deliveries to most locations in the world. Our Navico Group segment had flat sales and slightly lower operating earnings versus the first quarter of 2024 as aftermarket sales to dealers and retailers remained strong, but OEM orders were pressured. Navico Group delivered sequential sales growth versus fourth quarter 2024 as its recently launched new products continue to gain momentum and market acceptance. Our Boat segment had sales and operating earnings below the first quarter of 2024, consistent with lower planned wholesale shipments, but sales grew mid-single digits versus fourth quarter 2024 as anticipated. Our international net sales decreased 10 percent and 6 percent in the first quarter on a GAAP and constant currency basis, respectively.

Operating earnings in the first quarter of 2025 were $56.3 million and $72.1 million on a GAAP and As Adjusted basis, respectively. This compares to operating earnings during the first quarter of 2024 of $110.6 million and $141.5 million on a GAAP and As Adjusted basis, respectively. Operating earnings were down versus prior year as a result of the impact of lower sales, lower absorption from decreased production levels, and the negative impact of changes in foreign currency exchange rates, partially offset by new product momentum, annual price increases and ongoing cost control measures throughout the enterprise.

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

The table below summarizes the impact of changes in currency exchange rates and also the impact of acquisitions on our net sales:

	Three Months Ended
	Net Sales		2025 vs. 2024
(in millions)	March 29, 2025	March 30, 2024	GAAP	Currency Impact	Acquisition Impact
Propulsion	$487.0	$578.2	(15.8)%	(1.7)%	—%
Engine P&A	255.3	262.4	(2.7)%	(1.3)%	—%
Navico Group	208.2	210.9	(1.3)%	(1.2)%	—%
Boat	372.1	425.7	(12.6)%	(0.5)%	0.8%
Segment Eliminations	(100.8)	(112.2)	(10.2)%	(0.4)%	—%
Total	$1,221.8	$1,365.0	(10.5)%	(1.3)%	0.2%

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Condensed Consolidated Statements of Comprehensive Income for the three months ended:

	Three Months Ended		2025 vs. 2024
(in millions, except per share data)	March 29, 2025	March 30, 2024	$ Change	% Change
Net sales	$1,221.8	$1,365.0	$(143.2)	(10.5)%
Gross margin(A)	303.9	373.6	(69.7)	(18.7)%
Restructuring, exit and impairment charges	1.1	13.5	(12.4)	(91.9)%
Operating earnings	56.3	110.6	(54.3)	(49.1)%
Net earnings from continuing operations	20.2	68.4	(48.2)	(70.5)%

Diluted earnings per common share from continuing operations	$0.30	$1.00	$(0.70)	(70.0)%

Expressed as a percentage of Net sales:
Gross margin (A)	24.9%	27.4%		(250) bps
Selling, general and administrative expense	17.0%	14.9%		210 bps
Research and development expense	3.2%	3.4%		(20) bps
Restructuring, exit and impairment charges	0.1%	1.0%		(90) bps
Operating margin	4.6%	8.1%		(350) bps

bps = basis points

(A)Gross margin is defined as Net sales less Cost of sales as presented in the Condensed Consolidated Statements of Comprehensive Income.

The following is a reconciliation of our non-GAAP measures, adjusted operating earnings and adjusted diluted earnings per common share from continuing operations for the three months ended March 29, 2025 when compared with the same prior year comparative period:

	Three Months Ended
	Operating Earnings		Diluted Earnings Per Share
(in millions, except per share data)	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
GAAP	$56.3	$110.6	$0.30	$1.00
Restructuring, exit and impairment charges	1.1	13.5	0.01	0.15
Purchase accounting amortization	14.6	14.8	0.18	0.17
Acquisition, integration, and IT related costs	0.1	2.3	—	0.03
IT security incident costs (A)	—	0.3	—	—
Loss on early extinguishment of debt	—	—	0.04	—
Special tax items	—	—	0.03	—
As Adjusted	$72.1	$141.5	$0.56	$1.35

GAAP operating margin	4.6%	8.1%
Adjusted operating margin	5.9%	10.4%
(A) We incurred non-recurring costs related to the 2023 IT security incident during the three months ended March 30, 2024.

Net sales decreased 11 percent during the first quarter when compared with the same prior year period. The components of the consolidated net sales change were as follows:

Percent change in net sales compared to the prior comparative period
March 29, 2025
Three Months Ended
Volume	(10.8)%
Product Mix and Price	1.4%
Currency	(1.3)%
Acquisitions	0.2%
(10.5)%

Gross margin decreased 250 basis points in the first quarter of 2025 when compared to the same prior year period, driven by lower absorption from decreased production levels (240 bps), increased warranty costs (130 bps), sales-related drivers (50 bps), and foreign currency exchange-rate fluctuations (40 bps), partially offset by favorable labor costs (200 bps) and acquisitions (10 bps).

Selling, general and administrative expense as a percentage of net sales increased 210 basis points during the first quarter of 2025 when compared with the same prior year period due to lower sales. Research and development expense decreased in the first quarter of 2025 versus the same period in 2024.

We recorded Restructuring, exit and impairment charges of $1.1 million and $13.5 million during the three months ended March 29, 2025 and March 30, 2024 respectively. First quarter 2025 actions are not expected to result in material annualized cost savings. Refer to Note 3 – Restructuring, Exit and Impairment Activities in the Notes to Condensed Consolidated Financial Statements for further information.

We recorded Equity earnings of $2.2 million and $2.5 million in the three months ended March 29, 2025 and March 30, 2024, respectively, which were primarily related to our marine and technology-related joint ventures.

We recognized $1.3 million and $0.0 million of Other income, net in the three months ended March 29, 2025 and March 30, 2024, respectively. Other income, net primarily includes remeasurement gains and losses resulting from changes in foreign currency rates and other postretirement benefit costs.

Net interest expense increased for the three months ended March 29, 2025 when compared with the same prior year period due to an increase in average daily debt outstanding, which was influenced by the timing of debt issuances. We also recognized a loss on early extinguishment of debt related to the redemption of our 2049 Notes. Refer to Note 12 – Debt in the Notes to Condensed Consolidated Financial Statements and Note 14 – Debt in the Notes to Consolidated Financial Statements in the 2024 Form 10-K.

We recognized an Income tax provision for the three months ended March 29, 2025 of $7.9 million, compared to $18.6 million, for the three months ended March 30, 2024. The decrease in the Income tax provision for the three months ended March 29, 2025 is primarily due to lower pretax income. We have also evaluated the effects of Pillar Two legislation and concluded that the tax effects are not material to the financial statements. Refer to Note 11 – Income Taxes in the Notes to Condensed Consolidated Financial Statements for further information.

The effective tax rate, which is calculated as the Income tax provision as a percentage of Earnings before income taxes, was 28.1 percent and 21.4 percent for the three months ended March 29, 2025 and March 30, 2024, respectively.

Due to the factors described in the preceding paragraphs, Operating earnings, Net earnings from continuing operations, and Diluted earnings per common share from continuing operations decreased during the three months ended March 29, 2025 when compared with the same prior year period.

Propulsion Segment

The following table sets forth Propulsion segment results and a reconciliation to our non-GAAP measure of adjusted operating earnings for the three months ended:

	Three Months Ended		2025 vs. 2024
(in millions)	March 29, 2025	March 30, 2024	$ Change	% Change
Net sales	$487.0	$578.2	$(91.2)	(15.8)%

GAAP operating earnings	$46.1	$82.8	$(36.7)	(44.3)%
Restructuring, exit and impairment charges	—	5.6	(5.6)	NM
Purchase accounting amortization	0.3	0.6	(0.3)	(50.0)%
Acquisition, integration, and IT related costs	0.1	0.5	(0.4)	(80.0)%
Adjusted operating earnings	$46.5	$89.5	$(43.0)	(48.0)%

GAAP operating margin	9.5%	14.3%		(480) bps
Adjusted operating margin	9.5%	15.5%		(600) bps

NM = not meaningful
bps = basis points

Propulsion segment's net sales decreased in the first quarter of 2025 compared to the first quarter of 2024, primarily resulting from continued pipeline management and overall lower wholesale shipments to OEM boat builder customers.

The components of the Propulsion segment's net sales change were as follows:

Percent change in net sales compared to the prior comparative period
March 29, 2025
Three Months Ended
Volume	(15.4)%
Product Mix and Price	1.3%
Currency	(1.7)%
(15.8)%

International sales were 38 percent of the Propulsion segment's net sales in the first quarter of 2025 and decreased 6 percent from the prior year on a GAAP basis. On a constant currency basis, international sales decreased 1 percent.

Propulsion segment's operating earnings in the first quarter of 2025 decreased when compared to the first quarter of 2024, due to the impact of sales declines and lower absorption from decreased production levels, partially offset by cost control measures.

Engine P&A Segment

The following table sets forth Engine P&A segment results and a reconciliation to our non-GAAP measure of adjusted operating earnings for the three months ended:

	Three Months Ended		2025 vs. 2024
(in millions)	March 29, 2025	March 30, 2024	$ Change	% Change
Net sales	$255.3	$262.4	$(7.1)	(2.7)%

GAAP operating earnings	$39.1	$33.2	$5.9	17.8%
Restructuring, exit and impairment charges	—	3.3	(3.3)	NM
Adjusted operating earnings	$39.1	$36.5	$2.6	7.1%

GAAP operating margin	15.3%	12.7%		260 bps
Adjusted operating margin	15.3%	13.9%		140 bps

NM = not meaningful
bps = basis points

Engine P&A segment's net sales decreased in the first quarter of 2025 compared to the first quarter of 2024, due to slightly lower shipments.

The components of the Engine P&A segment's net sales change were as follows:

Percent change in net sales compared to the prior comparative period
March 29, 2025
Three Months Ended
Volume	(1.1)%
Product Mix and Price	(0.3)%
Currency	(1.3)%
(2.7)%

International sales were 29 percent of the Engine P&A segment's net sales in the first quarter of 2025 and decreased 10 percent from the prior year on a GAAP basis. On a constant currency basis, international sales decreased 6 percent.

Engine P&A segment's operating earnings in the first quarter of 2025 increased compared to the first quarter of 2024, resulting from the efficient operation of the business and slightly lower cost inflation.

Navico Group Segment

The following table sets forth Navico Group segment results and a reconciliation to our non-GAAP measure of adjusted operating earnings for the three months ended:

	Three Months Ended		2025 vs. 2024
(in millions)	March 29, 2025	March 30, 2024	$ Change	% Change
Net sales	$208.2	$210.9	$(2.7)	(1.3)%

GAAP operating loss	$(2.8)	$(2.4)	$(0.4)	16.7%
Restructuring, exit and impairment charges	0.8	2.7	(1.9)	(70.4)%
Purchase accounting amortization	13.2	13.2	—	NM
Acquisition, integration, and IT related costs	—	1.6	(1.6)	NM
Adjusted operating earnings	$11.2	$15.1	$(3.9)	(25.8)%

GAAP operating margin	(1.3)%	(1.1)%		(20) bps
Adjusted operating margin	5.4%	7.2%		(180) bps

NM = not meaningful
bps = basis points

Navico Group segment's net sales decreased in the first quarter of 2025 compared to the first quarter of 2024, primarily driven by reduced sales to marine and RV OEMs resulting from lower customer OEM production levels, mostly offset by strong aftermarket sales and new product momentum.

The components of the Navico Group segment's net sales change were as follows:

Percent change in net sales compared to the prior comparative period
March 29, 2025
Three Months Ended
Volume	(0.3)%
Product Mix and Price	0.2%
Currency	(1.2)%
(1.3)%

International sales were 40 percent of the Navico Group segment's net sales in the first quarter of 2025 and decreased 5 percent from the prior year on a GAAP basis. On a constant currency basis, international sales decreased 2 percent.

Navico Group segment's operating earnings in the first quarter of 2025 decreased when compared to the first quarter of 2024 due to the impact from lower sales.

Boat Segment

The following table sets forth Boat segment results and a reconciliation to our non-GAAP measure of adjusted operating earnings for the three months ended:

	Three Months Ended		2025 vs. 2024
(in millions)	March 29, 2025	March 30, 2024	$ Change	% Change
Net sales	$372.1	$425.7	$(53.6)	(12.6)%

GAAP operating earnings	$7.7	$29.4	$(21.7)	(73.8)%
Restructuring, exit and impairment charges	0.3	1.0	(0.7)	(70.0)%
Purchase accounting amortization	1.1	1.0	0.1	10.0%
Acquisition, integration, and IT related costs	—	0.2	(0.2)	NM
Adjusted operating earnings	$9.1	$31.6	$(22.5)	(71.2)%

GAAP operating margin	2.1%	6.9%		(480) bps
Adjusted operating margin	2.4%	7.4%		(500) bps

NM = not meaningful
bps = basis points

Boat segment's net sales decreased in the first quarter of 2025 compared to the first quarter of 2024, resulting from anticipated cautious wholesale ordering patterns by dealers, which was only partially offset by the favorable impact of modest model-year price increases.

The components of the Boat segment's net sales change were as follows:

Percent change in net sales compared to the prior comparative period
March 29, 2025
Three Months Ended
Volume	(13.1)%
Product Mix and Price	0.2%
Currency	(0.5)%
Acquisitions	0.8%
(12.6)%

International sales were 20 percent of the Boat segment's net sales in the first quarter of 2025 and decreased 20 percent from the prior year on a GAAP basis. On a constant currency basis, international sales decreased by 18 percent.

Boat segment's operating earnings in the first quarter of 2025 decreased when compared to the first quarter of 2024, as the impact of the net sales declines and lower absorption from the reduced production was only partially offset by pricing and continued cost control measures.

Corporate/Other

The following table sets forth Corporate/Other results and a reconciliation to our non-GAAP measure of adjusted operating loss for the three months ended:

	Three Months Ended		2025 vs. 2024
(in millions)	March 29, 2025	March 30, 2024	$ Change	% Change
GAAP operating loss	$(33.8)	$(32.4)	$(1.4)	4.3%
Restructuring, exit and impairment charges	—	0.9	(0.9)	NM
IT security incident costs	—	0.3	(0.3)	NM
Adjusted operating loss	$(33.8)	$(31.2)	$(2.6)	8.3%

NM = not meaningful

Corporate operating loss in the first quarter of 2025 is flat compared to the first quarter of 2024.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the three months ended:

(in millions)	March 29, 2025	March 30, 2024
Net cash used for operating activities of continuing operations	$(13.4)	$(148.1)
Net cash (used for) provided by:
Plus: Capital expenditures	(37.7)	(54.0)
Plus: Proceeds from the sale of property, plant and equipment	3.4	2.3
Plus: Effect of exchange rate changes on cash and cash equivalents	3.3	(4.7)
Total free cash flow (A)	$(44.4)	$(204.5)

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

2025 Cash Flow

Net cash used for operating activities of continuing operations in the three months ended March 29, 2025 totaled $13.4 million compared to $148.1 million in the three months ended March 30, 2024. The improvement is primarily due to less working capital usage. Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Condensed Consolidated Balance Sheets, excluding the impact of acquisitions and non-cash adjustments.

The primary drivers of net cash used for operating activities of continuing operations in the three months ended March 29, 2025 was working capital partially offset by net earnings, net of non-cash items. Accounts and notes receivable increased $116.1 million, primarily due to the timing of collections and inventory increased $52.2 million due to seasonal inventory build.

Net cash used for investing activities was $35.0 million and primarily related to $37.7 million of capital expenditures. Our capital spending was focused on investments in new products and technologies.

Net cash provided by financing activities was $77.9 million and primarily related to proceeds from issuances of short-term debt partially offset by payments of long-term debt including current maturities, common stock repurchases and cash dividends paid to common shareholders.

Liquidity and Capital Resources

We view our highly liquid assets as of March 29, 2025, December 31, 2024 and March 30, 2024 as:

(in millions)	March 29, 2025	December 31, 2024	March 30, 2024
Cash and cash equivalents, at cost, which approximates fair value	$286.7	$269.0	$548.4
Short-term investments in marketable securities	0.8	0.8	0.8
Total cash, cash equivalents and marketable securities	$287.5	$269.8	$549.2

The following table sets forth an analysis of total liquidity as of March 29, 2025, December 31, 2024 and March 30, 2024:

(in millions)	March 29, 2025	December 31, 2024	March 30, 2024
Cash, cash equivalents and marketable securities	$287.5	$269.8	$549.2
Amounts available under lending facility (A)	997.0	997.0	741.7
Total liquidity (B)	$1,284.5	$1,266.8	$1,290.9

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

Cash, cash equivalents and marketable securities totaled $287.5 million as of March 29, 2025, an increase of $17.7 million from $269.8 million as of December 31, 2024, and a decrease of $261.7 million from $549.2 million as of March 30, 2024. Total debt as of March 29, 2025, December 31, 2024 and March 30, 2024 was $2,484.1 million, $2,340.6 million and $2,827.3 million, respectively. Our debt-to-capitalization ratio was 57 percent as of March 29, 2025 compared to 55 percent at December 31, 2024 and 58 percent as of March 30, 2024.

There were no borrowings under the Revolving Credit Agreement (Credit Facility) during the three months ended March 29, 2025 and we did not have any borrowings outstanding as of March 29, 2025. Available borrowing capacity under the Credit Facility as of March 29, 2025 totaled $997.0 million, net of $3.0 million of letters of credit outstanding. During the three months ended March 29, 2025, the maximum amount utilized under the CP Program was $445.5 million, and as of March 29, 2025, the Company had $380.0 million of borrowings outstanding under the CP Program. Refer to Note 12 – Debt in the Notes to Condensed Consolidated Financial Statements and Note 14 - Debt in the Notes to Consolidated Financial Statements in the 2023 Form 10-K, for further details.

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

2025 Capital Strategy

We slightly moderated our expected capital spending and now anticipate approximately $150 million of capital expenditures for the year. We continue to target share repurchases of approximately $80 million in 2025.

Financing Joint Venture

Details of our Financing Joint Venture are outlined in the 2024 Form 10-K. There have been no material changes in our Financing Joint Venture since December 31, 2024.

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet arrangements and contractual obligations as of December 31, 2024 are detailed in the 2024 Form 10-K. There have been no material changes in these arrangements and obligations outside the ordinary course of business since December 31, 2024.

Environmental Regulation

There were no material changes in our environmental regulatory requirements since the filing of our 2024 Form
10-K.

Critical Accounting Policies

There were no material changes in our critical accounting policies since the filing of our 2024 Form 10-K.

As discussed in the 2024 Form 10-K, the preparation of the consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and revenues and expenses during the periods reported. Actual results may differ from those estimates.

Recent Accounting Pronouncements

Recent accounting pronouncements that have been adopted during the three months ended March 29, 2025, or will be adopted in future periods, are included in Note 1 – Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations, estimates, and projections about Brunswick’s business and by their nature address matters that are, to different degrees, uncertain. Words such as “may,” “could,” “should,” “expect,” "anticipate," "project," "position," “intend,” “target,” “plan,” “seek,” “estimate,” “believe,” “predict,” “outlook,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this report. These risks include, but are not limited to: the effect of adverse general economic conditions, including rising interest rates, and the amount of disposable income consumers have available for discretionary spending; changes in currency exchange rates; changes to trade policy and tariffs, including retaliatory tariffs; fiscal and monetary policy changes; adverse capital market conditions; competitive pricing pressures; higher energy and fuel costs; managing our manufacturing footprint and operations; loss of key customers; international business risks, geopolitical tensions or conflicts, sanctions, embargoes, or other regulations; actual or anticipated increases in costs, disruptions of supply, or defects in raw materials, parts, or components we purchase from third parties; supplier manufacturing constraints, increased demand for shipping carriers, and transportation disruptions; adverse weather conditions, climate change events and other catastrophic event risks; our ability to develop new and innovative products and services at a competitive price; absorbing fixed costs in production; our ability to meet demand in a rapidly changing environment; public health emergencies or pandemics; risks associated with joint ventures that do not operate solely for our benefit; our ability to successfully implement our strategic plan and growth initiatives; attracting and retaining skilled labor, implementing succession plans for key leadership, and executing organizational and leadership changes; our ability to integrate acquisitions and the risk for associated disruption to our business; the risk that restructuring or strategic divestitures will not provide business benefits; our ability to identify and complete targeted acquisitions; maintaining effective distribution; dealer and customer ability to access adequate financing; inventory reductions by dealers, retailers, or independent boat builders; requirements for us to repurchase inventory; risks related to the Freedom Boat Club franchise business model; outages, breaches, or other cybersecurity events regarding our technology systems, which have affected and could further affect manufacturing and business operations and could result in lost or stolen information and associated remediation costs; our ability to protect our brands and intellectual property; an impairment to the value of goodwill and other assets; product liability, warranty, and other claims risks; legal, environmental, and other regulatory compliance, including increased costs, fines, and reputational risks; changes in income tax legislation or enforcement; managing our share repurchases; and risks associated with certain divisive shareholder activist actions.

Additional risk factors are included in the 2024 Form 10-K, as updated in this Quarterly Report on Form 10-Q and may be further updated in our filings with the SEC. Forward-looking statements speak only as of the date on which they are made, and Brunswick does not undertake any obligation to update them to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices. We enter into various hedging transactions to mitigate these risks in accordance with guidelines established by our management. We do not use financial instruments for trading or speculative purposes. Our risk management objectives are described in Note 5 – Financial Instruments in the Notes to Condensed Consolidated Financial Statements and Note 12 in the Notes to Consolidated Financial Statements in the 2024 Form 10-K.

There have been no significant changes to our market risk since December 31, 2024. For a discussion of exposure to market risk, refer to Part II, Item 7A – Quantitative and Qualitative Disclosures about Market Risk, set forth in the 2024 Form 10-K.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors

The Company's operations and financial results are subject to certain risks and uncertainties, including those described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2024, other than the updated risk factor below:

Changes to trade policy, tariffs, and import/export regulations may have a material adverse effect on our business, financial condition, and results of operations.

All our businesses are affected by global trade policy. We have been, and continue to be, subject to meaningful tariffs, such as China Section 301 investigation tariffs. In addition, the U.S. government has imposed new tariffs on foreign imports into the United States, including significant tariffs on most product imports from China as well as incremental tariffs on goods from other countries. These actions have resulted in certain retaliatory tariffs on U.S. goods sold into other countries. There may be no opportunity for exclusions from such tariffs, or we may not be granted exclusions. In addition to having to pay the tariffs, the volatile trade policy environment may lead to declining consumer confidence, inflation, lower economic expectations, and ultimately reduced demand for our products and services. This may result in a material adverse effect on our business, financial condition and results of operations as well as future asset impairments.

While we will attempt to take steps to mitigate or avoid some of these increased costs and disruptions, our ability to do so may be limited by operational and supply chain constraints, especially in the short term. In addition, our ability to recover cost increases through price adjustments may be limited by competitive pressures, customer acceptance, and contractual limitations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 30, 2024, our Board of Directors approved a $500 million increase to our share repurchase authorization. During the three months ended March 29, 2025, we repurchased $25.6 million of stock, and the remaining authorization was $395.8 million as of March 29, 2025.

We repurchased the following shares of common stock during the three months ended March 29, 2025:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Amount of Dollars that May Yet Be Used to Purchase Shares Under the Program
January 1 to January 25	112,845	$66.46	112,845
January 26 to February 22	47,863	68.52	47,863
February 23 to March 29	257,643	57.67	257,643
Total	418,351	$61.28	418,351	$395,832,519

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

During the quarterly period ended March 29, 2025, none of our officers (as defined in Rule 16a-1(f) under the Exchange Act) or directors adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

BRUNSWICK CORPORATION
April 30, 2025	By:	/s/ RANDALL S. ALTMAN
Randall S. Altman
Senior Vice President and Controller*

*Mr. Altman is signing this report both as a duly authorized officer and as the principal accounting officer.