Form 10-Q
period 2025-06-28
BRUNSWICK CORP
filed 2025-07-30
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended June 28, 2025

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
The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of July 28, 2025 was 65,330,800.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 28, 2025

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
(in millions, except per share data)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$1,447.0	$1,443.9	$2,668.8	$2,808.9
Cost of sales	1,077.3	1,052.9	1,995.2	2,044.3
Selling, general and administrative expense	216.6	181.8	424.6	385.5
Research and development expense	41.8	43.0	80.3	88.8
Restructuring, exit and impairment charges	8.0	7.9	9.1	21.4
Operating earnings	103.3	158.3	159.6	268.9
Equity earnings	1.7	2.9	3.9	5.4
Other expense, net	(1.4)	(0.8)	(0.1)	(0.8)
Earnings before interest and income taxes	103.6	160.4	163.4	273.5
Interest expense	(30.0)	(32.6)	(59.7)	(61.2)
Interest income	1.7	4.7	3.4	7.2
Loss on early extinguishment of debt	—	—	(3.7)	—
Earnings before income taxes	75.3	132.5	103.4	219.5
Income tax provision	15.7	27.7	23.6	46.3
Net earnings from continuing operations	59.6	104.8	79.8	173.2
Net loss from discontinued operations, net of tax	(0.3)	(4.8)	(0.3)	(5.2)
Net earnings	$59.3	$100.0	$79.5	$168.0

Earnings per common share:
Basic
Earnings from continuing operations	$0.90	$1.55	$1.21	$2.55
Loss from discontinued operations	(0.01)	(0.07)	(0.01)	(0.08)
Net earnings	$0.89	$1.48	$1.20	$2.47

Diluted
Earnings from continuing operations	$0.90	$1.55	$1.21	$2.54
Loss from discontinued operations	(0.01)	(0.07)	(0.01)	(0.07)
Net earnings	$0.89	$1.48	$1.20	$2.47

Weighted average shares used for computation of:
Basic earnings per common share	66.0	67.6	66.1	67.9
Diluted earnings per common share	66.0	67.6	66.2	68.1

Comprehensive income	$68.3	$93.6	$101.2	$151.1

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	June 28, 2025	December 31, 2024	June 29, 2024
Assets
Current assets
Cash and cash equivalents, at cost, which approximates fair value	$315.7	$269.0	$494.5
Restricted cash	18.2	16.9	16.2
Short-term investments in marketable securities	0.8	0.8	82.5
Total cash and short-term investments in marketable securities	334.7	286.7	593.2
Accounts and notes receivable, less allowances of $11.2, $10.3, and $10.0	509.8	429.0	530.0
Inventories
Finished goods	832.7	846.9	1,008.0
Work-in-process	165.6	148.1	170.8
Raw materials	306.8	307.6	345.4
Net inventories	1,305.1	1,302.6	1,524.2
Prepaid expenses and other	86.7	95.5	80.7
Current assets	2,236.3	2,113.8	2,728.1

Property
Land	43.8	44.0	44.0
Buildings and improvements	662.2	642.1	626.6
Equipment	1,582.3	1,544.7	1,576.3
Total land, buildings and improvements and equipment	2,288.3	2,230.8	2,246.9
Accumulated depreciation	(1,244.6)	(1,186.9)	(1,176.9)
Net land, buildings and improvements and equipment	1,043.7	1,043.9	1,070.0
Unamortized product tooling costs	194.8	207.6	230.3
Net property	1,238.5	1,251.5	1,300.3

Other assets
Goodwill	986.1	966.1	1,024.1
Other intangibles, net	899.4	918.3	948.1
Deferred income tax asset	207.2	197.5	186.5
Operating lease assets	163.5	161.8	153.8
Equity investments	35.0	35.0	37.5
Other long-term assets	28.3	33.7	17.3
Other assets	2,319.5	2,312.4	2,367.3

Total assets	$5,794.3	$5,677.7	$6,395.7

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

(in millions)	June 28, 2025	December 31, 2024	June 29, 2024
Liabilities and shareholders' equity
Current liabilities
Short-term debt and current maturities of long-term debt	$176.6	$242.8	$454.7
Accounts payable	422.7	393.4	447.9
Accrued expenses	735.1	643.7	705.5
Current liabilities	1,334.4	1,279.9	1,608.1

Long-term liabilities
Debt	2,097.5	2,097.8	2,372.4
Operating lease liabilities	142.2	145.1	135.8
Postretirement benefits	47.2	46.4	48.8
Deferred income tax liability	10.9	10.4	12.2
Other long-term liabilities	257.1	205.8	204.8
Long-term liabilities	2,554.9	2,505.5	2,774.0

Shareholders' equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares; outstanding: 65,477,000, 65,987,000 and 66,352,000 shares	76.9	76.9	76.9
Additional paid-in capital	406.1	401.8	389.2
Retained earnings	3,637.6	3,614.7	3,708.1
Treasury stock, at cost: 37,061,000, 36,551,000 and 36,186,000 shares	(2,183.9)	(2,147.7)	(2,118.0)
Accumulated other comprehensive loss, net of tax	(31.7)	(53.4)	(42.6)
Shareholders' equity	1,905.0	1,892.3	2,013.6

Total liabilities and shareholders' equity	$5,794.3	$5,677.7	$6,395.7

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(in millions)	June 28, 2025	June 29, 2024
Cash flows from operating activities
Net earnings	$79.5	$168.0
Less: net loss from discontinued operations, net of tax	(0.3)	(5.2)
Net earnings from continuing operations	79.8	173.2
Depreciation and amortization	143.2	139.8
Stock compensation expense	17.1	11.2
Asset impairment charges	0.4	5.4
Deferred income taxes	(0.6)	7.2
Changes in certain current assets and current liabilities	60.2	(255.4)
Extended warranty contracts and other deferred revenue	8.5	8.4
Income taxes	7.1	(24.6)
Other, net	(6.6)	2.4
Net cash provided by operating activities of continuing operations	309.1	67.6
Net cash used for operating activities of discontinued operations	(20.3)	(10.0)
Net cash provided by operating activities	288.8	57.6

Cash flows from investing activities
Capital expenditures	(82.6)	(101.1)
Purchases of marketable securities	—	(80.9)
Investments	0.5	1.2
Acquisition of businesses, net of cash acquired	—	(0.6)
Proceeds from the sale of property, plant and equipment	6.8	5.4
Other, net	5.3	—
Net cash used for investing activities	(70.0)	(176.0)

Cash flows from financing activities
Net proceeds from issuances of short-term debt	267.6	1.3
Payments of short-term debt	(212.7)	(2.3)
Net proceeds from issuances of long-term debt	—	396.9
Payments of long-term debt including current maturities	(127.3)	(1.3)
Common stock repurchases	(43.1)	(170.0)
Cash dividends paid	(56.6)	(56.8)
Tax withholding associated with shares issued for share-based compensation	(7.1)	(9.2)
Other, net	(1.8)	(1.4)
Net cash (used for) provided by financing activities	(181.0)	157.2

Effect of exchange rate changes	10.2	(7.0)
Net increase in Cash and cash equivalents and Restricted cash	48.0	31.8
Cash and cash equivalents and Restricted cash at beginning of period	285.9	478.9

Cash and cash equivalents and Restricted cash at end of period	333.9	510.7
Less: Restricted cash	18.2	16.2
Cash and cash equivalents at the end of period	$315.7	$494.5

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

Brunswick Corporation
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated other comprehensive loss, net of tax	Total
Balance at December 31, 2024	$76.9	$401.8	$3,614.7	$(2,147.7)	$(53.4)	$1,892.3
Net earnings	—	—	20.2	—	—	20.2
Other comprehensive income	—	—	—	—	12.7	12.7
Dividends ($0.43 per common share)	—	—	(28.2)	—	—	(28.2)
Compensation plans and other	—	(5.6)	—	6.6	—	1.0
Common stock repurchases	—	—	—	(25.8)	—	(25.8)
Balance at March 29, 2025	76.9	396.2	3,606.7	(2,166.9)	(40.7)	1,872.2
Net earnings	—	—	59.3	—	—	59.3
Other comprehensive income	—	—	—	—	9.0	9.0
Dividends ($0.43 per common share)	—	—	(28.4)	—	—	(28.4)
Compensation plans and other	—	9.9	—	0.7	—	10.6
Common stock repurchases	—	—	—	(17.7)	—	(17.7)
Balance at June 28, 2025	$76.9	$406.1	$3,637.6	$(2,183.9)	$(31.7)	$1,905.0

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated other comprehensive loss, net of tax	Total
Balance at December 31, 2023	$76.9	$392.0	$3,596.9	$(1,952.7)	$(25.7)	$2,087.4
Net earnings	—	—	68.0	—	—	68.0
Other comprehensive loss	—	—	—	—	(10.5)	(10.5)
Dividends ($0.42 per common share)	—	—	(28.6)	—	—	(28.6)
Compensation plans and other	—	(8.6)	—	6.0	—	(2.6)
Common stock repurchases	—	—	—	(64.1)	—	(64.1)
Balance at March 30, 2024	76.9	383.4	3,636.3	(2,010.8)	(36.2)	2,049.6
Net earnings	—	—	100.0	—	—	100.0
Other comprehensive loss	—	—	—	—	(6.4)	(6.4)
Dividends ($0.42 per common share)	—	—	(28.2)	—	—	(28.2)
Compensation plans and other	—	5.8	—	0.2	—	6.0
Common stock repurchases	—	—	—	(107.4)	—	(107.4)
Balance at June 29, 2024	$76.9	$389.2	$3,708.1	$(2,118.0)	$(42.6)	$2,013.6

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 – Significant Accounting Policies

Interim Financial Statements

Brunswick's unaudited interim condensed consolidated financial statements have been prepared pursuant to SEC rules and regulations. Therefore, certain information and disclosures normally included in financial statements and related notes prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted.

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Brunswick's Annual Report on Form 10-K for the year ended December 31, 2024 (the 2024 Form 10-K). These results include, in management's opinion, all normal and recurring adjustments necessary to present fairly Brunswick's financial position, results of operations and cash flows. Due to the seasonality of Brunswick's businesses, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Saturday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The second quarter of fiscal year 2025 ended on June 28, 2025 and the second quarter of fiscal year 2024 ended on June 29, 2024.

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

Income Taxes: In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. Under this ASU, entities must disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires entities to disclose additional information about income taxes paid. ASU 2023-09 is effective for financial statements for annual periods beginning after December 15, 2024. We are currently evaluating the potential impact of adopting this guidance on the consolidated financial statements.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Revenue Recognition

The following tables present the Company's revenue in categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors:

	Three Months Ended
	June 28, 2025
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Geographic Markets
United States	$374.4	$246.4	$113.9	$327.4	$1,062.1
Europe	100.6	33.7	59.2	32.8	226.3
Asia-Pacific	48.3	23.2	18.3	3.9	93.7
Canada	17.9	21.8	4.6	35.7	80.0
Rest-of-World	57.0	12.7	6.3	5.8	81.8
Segment Eliminations	(73.2)	(1.9)	(21.6)	(0.2)	(96.9)
Total	$525.0	$335.9	$180.7	$405.4	$1,447.0

	Three Months Ended
	June 29, 2024
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Geographic Markets
United States	$350.6	$245.5	$125.5	$337.5	$1,059.1
Europe	97.1	32.1	59.4	34.5	223.1
Asia-Pacific	43.5	22.8	17.0	5.2	88.5
Canada	14.2	22.0	3.6	43.6	83.4
Rest-of-World	52.6	13.7	4.6	13.4	84.3
Segment Eliminations	(71.5)	(2.0)	(21.0)	—	(94.5)
Total	$486.5	$334.1	$189.1	$434.2	$1,443.9

	Six Months Ended
	June 28, 2025
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Geographic Markets
United States	$674.6	$427.4	$238.9	$626.3	$1,967.2
Europe	183.2	58.3	117.7	62.2	421.4
Asia-Pacific	88.3	47.8	33.4	7.8	177.3
Canada	34.9	34.7	9.0	70.8	149.4
Rest-of-World	104.2	24.9	11.5	10.6	151.2
Segment Eliminations	(146.5)	(4.3)	(46.3)	(0.6)	(197.7)
Total	$938.7	$588.8	$364.2	$777.1	$2,668.8

	Six Months Ended
	June 29, 2024
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Geographic Markets
United States	$729.3	$425.0	$249.0	$671.2	$2,074.5
Europe	184.1	59.5	121.1	74.5	439.2
Asia-Pacific	87.3	48.2	33.0	10.7	179.2
Canada	30.2	37.2	7.8	81.1	156.3
Rest-of-World	105.3	28.6	10.1	22.4	166.4
Segment Eliminations	(153.9)	(3.7)	(49.1)	—	(206.7)
Total	$982.3	$594.8	$371.9	$859.9	$2,808.9

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended
	June 28, 2025
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Major Product Lines
Outboard Engines	$468.0	$—	$—	$—	$468.0
Controls, Rigging, and Propellers	93.9	—	—	—	93.9
Sterndrive Engines	36.3	—	—	—	36.3
Distribution	—	202.7	—	—	202.7
Products	—	135.1	—	—	135.1
Navico Group	—	—	202.3	—	202.3
Aluminum Freshwater Boats	—	—	—	151.0	151.0
Recreational Fiberglass Boats	—	—	—	123.7	123.7
Saltwater Fishing Boats	—	—	—	92.7	92.7
Business Acceleration	—	—	—	54.4	54.4
Boat Eliminations/Other	—	—	—	(16.2)	(16.2)
Segment Eliminations	(73.2)	(1.9)	(21.6)	(0.2)	(96.9)
Total	$525.0	$335.9	$180.7	$405.4	$1,447.0

	Three Months Ended
	June 29, 2024
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Major Product Lines
Outboard Engines	$423.1	$—	$—	$—	$423.1
Controls, Rigging, and Propellers	100.6	—	—	—	100.6
Sterndrive Engines	34.3	—	—	—	34.3
Distribution	—	195.8	—	—	195.8
Products	—	140.3	—	—	140.3
Navico Group	—	—	210.1	—	210.1
Aluminum Freshwater Boats	—	—	—	148.2	148.2
Recreational Fiberglass Boats	—	—	—	132.4	132.4
Saltwater Fishing Boats	—	—	—	110.0	110.0
Business Acceleration	—	—	—	54.6	54.6
Boat Eliminations/Other	—	—	—	(11.0)	(11.0)
Segment Eliminations	(71.5)	(2.0)	(21.0)	—	(94.5)
Total	$486.5	$334.1	$189.1	$434.2	$1,443.9

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Six Months Ended
	June 28, 2025
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Major Product Lines
Outboard Engines	$844.5	$—	$—	$—	$844.5
Controls, Rigging, and Propellers	174.1	—	—	—	174.1
Sterndrive Engines	66.6	—	—	—	66.6
Distribution	—	358.1	—	—	358.1
Products	—	235.0	—	—	235.0
Navico Group	—	—	410.5	—	410.5
Aluminum Freshwater Boats	—	—	—	291.7	291.7
Recreational Fiberglass Boats	—	—	—	240.9	240.9
Saltwater Fishing Boats	—	—	—	173.5	173.5
Business Acceleration	—	—	—	106.0	106.0
Boat Eliminations/Other	—	—	—	(34.4)	(34.4)
Segment Eliminations	(146.5)	(4.3)	(46.3)	(0.6)	(197.7)
Total	$938.7	$588.8	$364.2	$777.1	$2,668.8

	Six Months Ended
	June 29, 2024
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Major Product Lines
Outboard Engines	$873.6	$—	$—	$—	$873.6
Controls, Rigging, and Propellers	191.0	—	—	—	191.0
Sterndrive Engines	71.6	—	—	—	71.6
Distribution	—	348.2	—	—	348.2
Products	—	250.3	—	—	250.3
Navico Group	—	—	421.0	—	421.0
Aluminum Freshwater Boats	—	—	—	298.4	298.4
Recreational Fiberglass Boats	—	—	—	267.7	267.7
Saltwater Fishing Boats	—	—	—	217.2	217.2
Business Acceleration	—	—	—	103.8	103.8
Boat Eliminations/Other	—	—	—	(27.2)	(27.2)
Segment Eliminations	(153.9)	(3.7)	(49.1)	—	(206.7)
Total	$982.3	$594.8	$371.9	$859.9	$2,808.9

As of December 31, 2024, $191.2 million of contract liabilities associated with extended warranties, deferred revenue and customer deposits were reported in Accrued expenses and Other long-term liabilities, of which $37.5 million were recognized as revenue during the six months ended June 28, 2025. As of June 28, 2025, total contract liabilities were $199.9 million. The total amount of the transaction price allocated to unsatisfied performance obligations as of June 28, 2025 was $196.5 million for contracts greater than one year, which primarily relates to extended warranties. The Company expects to recognize $38.6 million of this amount in 2025, $48.0 million in 2026, and $109.9 million thereafter.

Note 3 – Restructuring, Exit and Impairment Activities

During the three and six months ended June 28, 2025 and June 29, 2024, the Company recorded restructuring charges related to headcount reductions and related costs associated with streamlining the enterprise-wide cost structure and improving operating efficiencies. The Company also incurred charges related to the rationalization of its manufacturing footprint.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table is a summary of these expenses for the three months ended June 28, 2025:

(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Corporate	Total
Restructuring, exit and impairment activities:
Employee termination and other benefits	$1.2	$0.4	$4.3	$1.0	$0.3	$7.2
Asset-related	—	—	0.4	—	—	0.4
Professional fees	—	—	0.4	—	—	0.4
Total restructuring, exit and impairment charges	$1.2	$0.4	$5.1	$1.0	$0.3	$8.0

Total cash payments for restructuring, exit and impairment charges (A)	$0.7	$0.4	$1.8	$1.2	$0.1	$4.2
Accrued charges at end of the period (B)	$0.8	$0.2	$3.6	$0.9	$0.3	$5.8

(A) Cash payments for the three months ended June 28, 2025 may include payments related to prior period charges.
(B) Restructuring, exit and impairment charges accrued as of June 28, 2025 are expected to be paid in the next twelve months.

The following table is a summary of these expenses for the three months ended June 29, 2024:

(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Corporate	Total
Restructuring, exit and impairment activities:
Employee termination and other benefits	$0.4	$0.2	$0.4	$1.7	$0.3	$3.0
Asset-related	—	—	4.9	—	—	4.9
Total restructuring, exit and impairment charges	$0.4	$0.2	$5.3	$1.7	$0.3	$7.9

Total cash payments for restructuring, exit and impairment charges (A)	$2.2	$1.1	$1.2	$0.7	$0.5	$5.7
Accrued charges at end of the period	$2.3	$1.5	$0.4	$2.7	$0.4	$7.3

(A) Cash payments for the three months ended June 29, 2024 may include payments related to prior period charges.

The following table is a summary of these expenses for the six months ended June 28, 2025:

(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Corporate	Total
Restructuring, exit and impairment activities:
Employee termination and other benefits	$1.2	$0.4	$5.1	$1.3	$0.3	$8.3
Asset-related	—	—	0.4	—	—	0.4
Professional fees	—	—	0.4	—	—	0.4
Total restructuring, exit and impairment charges	$1.2	$0.4	$5.9	$1.3	$0.3	$9.1

Total cash payments for restructuring, exit and impairment charges (A)	$1.8	$0.9	$3.4	$2.4	$0.9	$9.4
Accrued charges at end of the period (B)	$0.8	$0.2	$3.6	$0.9	$0.3	$5.8

(A) Cash payments for the six months ended June 28, 2025 may include payments related to prior period charges.
(B) Restructuring, exit and impairment charges accrued as of June 28, 2025 are expected to be paid in the next twelve months.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table is a summary of these expenses for the six months ended June 29, 2024:

(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Corporate	Total
Restructuring, exit and impairment activities:
Employee termination and other benefits	$6.0	$3.5	$2.6	$2.7	$1.2	$16.0
Asset-related	—	—	5.4	—	—	5.4
Total restructuring, exit and impairment charges	$6.0	$3.5	$8.0	$2.7	$1.2	$21.4

Total cash payments for restructuring, exit and impairment charges (A)	$4.9	$2.7	$7.4	$1.7	$1.4	$18.1
Accrued charges at end of the period	$2.3	$1.5	$0.4	$2.7	$0.4	$7.3

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

The Company regularly enters into cross-currency swaps to hedge Euro and Yuan currency exposures of the net investment in certain foreign subsidiaries. During the first half of 2025, the Company entered into $500.0 million of cross-currency swap contracts and settled $400.0 million of cross-currency swap contracts previously entered into, resulting in a deferred gain of $4.9 million within Accumulated other comprehensive loss, net of tax.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the notional values of the Company's derivative instruments as of June 28, 2025, December 31, 2024, and June 29, 2024:

(in millions)	Notional Value
Instruments	June 28, 2025	December 31, 2024	June 29, 2024
Cross-currency swaps	$500.0	$400.0	$300.0
Commodity contracts (A)(B)	37.8	26.9	39.9
Foreign exchange contracts (B)(C)	715.3	571.2	575.8

(A) Commodity contracts outstanding as of June 28, 2025 mature through 2027.
(B) The amount of gain or loss that is expected to be reclassified from Accumulated other comprehensive loss to earnings in the next twelve months is immaterial.
(C) Forward contracts outstanding as of June 28, 2025 mature through 2027 and mainly relate to the Euro, Australian dollar, Mexican peso and Norwegian krone.

As of June 28, 2025, December 31, 2024 and June 29, 2024, the fair values of the Company’s derivative instruments were:

(in millions)	Fair Value
Asset Derivatives	June 28, 2025	December 31, 2024	June 29, 2024
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	$4.8	$13.2	$4.6
Commodity contracts	5.3	0.8	1.3
Total	$10.1	$14.0	$5.9

Derivatives Designated as Net Investment Hedges
Cross-currency swaps	$0.1	$5.1	$1.8

Other Hedging Activity
Foreign exchange contracts	$1.6	$3.0	$0.7

Liability Derivatives
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	$17.1	$5.8	$6.1
Commodity contracts	—	0.4	0.2
Total	$17.1	$6.2	$6.3

Derivatives Designated as Net Investment Hedges
Cross-currency swaps	$45.5	$—	$—

Other Hedging Activity
Foreign exchange contracts	$1.4	$3.2	$3.0

As of June 28, 2025, December 31, 2024 and June 29, 2024, asset derivatives are included within Prepaid expenses and other and Other long-term assets, and liability derivatives are included within Accrued expenses and Other long-term liabilities in the Condensed Consolidated Balance Sheets.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 28, 2025 and June 29, 2024 is shown in the tables below.

The amount of gain (loss) on derivatives recognized in Accumulated other comprehensive loss was as follows:

(in millions)	Three Months Ended		Six Months Ended
Derivatives Designated as Cash Flow Hedging Instruments	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Foreign exchange contracts	$(16.3)	$(5.7)	$(21.3)	$5.1
Commodity contracts	2.9	1.6	6.1	0.5
Total	$(13.4)	$(4.1)	$(15.2)	$5.6

Derivatives Designated as Net Investment Hedging Instruments
Cross-currency swaps	$(33.1)	$2.8	$(45.5)	$6.8

The amount of gain (loss) reclassified from Accumulated other comprehensive loss into earnings was as follows:

(in millions)		Three Months Ended		Six Months Ended
Derivatives Designated as Cash Flow Hedging Instruments	Location of Gain (Loss)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Interest-rate contracts	Interest expense	$0.1	$0.1	$0.1	$0.1
Foreign exchange contracts	Cost of sales	0.8	2.5	2.5	4.4
Commodity contracts	Cost of sales	0.6	(0.2)	1.1	(1.0)
Total		$1.5	$2.4	$3.7	$3.5

The amount of gain (loss) on derivatives recognized directly into earnings was as follows:

(in millions)		Three Months Ended		Six Months Ended
Other Hedging Activity	Location of Gain (Loss)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Foreign exchange contracts	Cost of sales	$(6.5)	$1.5	$(11.2)	$3.5
Foreign exchange contracts	Other expense, net	4.3	(2.2)	9.4	(4.9)
Total		$(2.2)	$(0.7)	$(1.8)	$(1.4)

Note 6 – Fair Value Measurements

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis:

		Fair Value
(in millions)	Fair Value Level	June 28, 2025	December 31, 2024	June 29, 2024
Cash equivalents	1	$0.3	$12.3	$70.5
Short-term investments in marketable securities	1	0.8	0.8	82.5
Restricted cash	1	18.2	16.9	16.2
Derivative assets	2	11.8	22.1	8.4
Derivative liabilities	2	64.0	9.4	9.3
Deferred compensation	1	0.9	1.0	1.1
Deferred compensation	2	20.1	19.2	17.1
Liabilities measured at net asset value		14.0	14.3	13.5

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Fair Value of Other Financial Instruments. The carrying values of the Company's short-term financial instruments, including cash and cash equivalents and accounts and notes receivable, approximate their fair values because of the short maturity of these instruments. The fair value of the Company's long-term debt, including current maturities, and short-term debt is determined using Level 1 and Level 2 inputs described in Note 6 to Notes to Consolidated Financial Statements in the 2024 Form 10-K. The fair value and carrying value of long-term debt, including current maturities, and short term debt as of June 28, 2025, December 31, 2024 and June 29, 2024 was as follows:

(in millions)	June 28, 2025	December 31, 2024	June 29, 2024
Carrying Value	$2,298.9	$2,370.2	$2,858.3
Fair Value	$2,120.6	$2,161.3	$2,640.5

Note 7 – Commitments and Contingencies

Product Warranties

The following activity related to product warranty liabilities was recorded in Accrued expenses during the six months ended June 28, 2025 and June 29, 2024:

(in millions)	June 28, 2025	June 29, 2024
Balance at beginning of period	$152.8	$157.6
Payments	(42.3)	(49.3)
Provisions/additions for contracts issued/sold	55.6	44.2
Aggregate changes for preexisting warranties	0.7	3.7
Foreign currency translation	2.9	(1.0)
Other	(1.2)	(2.9)
Balance at end of period	$168.5	$152.3

Extended Product Warranties

The following activity related to deferred revenue for extended product warranty contracts was recorded in Accrued expenses and Other long-term liabilities during the six months ended June 28, 2025 and June 29, 2024:

(in millions)	June 28, 2025	June 29, 2024
Balance at beginning of period	$136.6	$127.2
Extended warranty contracts sold	24.7	23.8
Revenue recognized on existing extended warranty contracts	(16.6)	(14.8)
Foreign currency translation	0.5	(0.3)
Other	—	(0.3)
Balance at end of period	$145.2	$135.6

Note 8 – Goodwill and Other Intangibles

Changes in the Company's goodwill during the six months ended June 28, 2025 and June 29, 2024, by segment, are summarized below:

(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
December 31, 2024	$50.8	$232.6	$513.4	$169.3	$966.1
Adjustments	3.0	0.7	15.8	0.5	20.0
June 28, 2025	$53.8	$233.3	$529.2	$169.8	$986.1

December 31, 2023	$54.1	$233.0	$599.7	$143.9	$1,030.7
Adjustments	(2.1)	(0.2)	(3.0)	(1.3)	(6.6)
June 29, 2024	$52.0	$232.8	$596.7	$142.6	$1,024.1

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Adjustments in both periods include the effect of foreign currency translation on goodwill denominated in currencies other than the U.S. dollar. Adjustments during the six months ended June 29, 2024 also include $2.2 million of purchase accounting adjustments related to the 2023 Fliteboard and Freedom Boat Club acquisitions. The accumulated impairment loss on goodwill was $80.0 million as of June 28, 2025 and December 31, 2024, respectively. There was no accumulated impairment loss on goodwill as of June 29, 2024. As of December 31, 2024, the Navico Group reporting unit's fair value approximated its carrying value. The economic uncertainty resulting from the volatile trade policy environment could negatively impact Navico Group's results of operations and cash flows and result in future impairment of the Navico Group reporting unit's goodwill.

The Company's intangible assets, included within Other intangibles, net on the Condensed Consolidated Balance Sheets as of June 28, 2025, December 31, 2024, and June 29, 2024, are summarized by intangible asset type below:

	June 28, 2025		December 31, 2024		June 29, 2024
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Customer relationships	$917.3	$(499.0)	$909.4	$(473.5)	$906.0	$(451.2)
Trade names	305.7	—	304.2	—	310.8	—
Developed technology	167.2	(41.3)	166.8	(35.6)	167.3	(29.9)
Other	127.7	(78.2)	113.7	(66.7)	98.9	(53.8)
Total	$1,517.9	$(618.5)	$1,494.1	$(575.8)	$1,483.0	$(534.9)

Other intangible assets primarily consist of software, patents, and franchise agreements. Gross amounts and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation. Aggregate amortization expense for intangibles was $20.1 million and $39.3 million for the three and six months ended June 28, 2025, respectively. Aggregate amortization expense for intangibles was $17.9 million and $35.8 million for the three and six months ended June 29, 2024, respectively.

The Company tests its intangible assets for impairment during the fourth quarter of each year, or whenever a change in events and circumstances (triggering event) occurs that indicates the fair value of intangible assets may be below their carrying values. The Company did not record any impairment charges on its intangible assets during the six months ended June 28, 2025 or June 29, 2024.

Note 9 – Segment Information

Information about the operations of Brunswick's reportable and geographic segments is set forth below:

	Three Months Ended June 28, 2025
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Corporate/Other	Total
Net sales (A)	$525.0	$335.9	$180.7	$405.4	$—	$1,447.0
Cost of sales (B)	391.6	233.0	116.5	338.3	—	1,079.4
Operating expenses (C)	67.6	31.2	71.8	56.0	37.7	264.3
Operating earnings	$65.8	$71.7	$(7.6)	$11.1	$(37.7)	$103.3

(A) Net sales includes $73.2 million, $1.9 million, $21.6 million and $0.2 million of segment eliminations for the Propulsion, Engine P&A, Navico Group and Boat reportable segments, respectively.
(B) Includes $2.1 million of Cost of sales related Restructuring, exit and impairment charges.
(C) Includes $216.6 million of Selling, general and administrative expense, $41.8 million of Research and development expense and $5.9 million of Restructuring, exit and impairment charges.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended June 29, 2024
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Corporate/Other	Total
Net sales (A)	$486.5	$334.1	$189.1	$434.2	$—	$1,443.9
Cost of sales (B)	341.6	232.5	125.7	359.4	—	1,059.2
Operating expenses (C)	59.3	26.0	66.4	50.0	24.7	226.4
Operating earnings	$85.6	$75.6	$(3.0)	$24.8	$(24.7)	$158.3

(A) Net sales includes $71.5 million, $2.0 million and $21.0 million of segment eliminations for the Propulsion, Engine P&A and Navico Group reportable segments, respectively.
(B) Includes $6.3 million of Cost of sales related Restructuring, exit and impairment charges.
(C) Includes $181.8 million of Selling, general and administrative expense, $43.0 million of Research and development expense and $1.6 million of Restructuring, exit and impairment charges.

	Six Months Ended June 28, 2025
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Corporate/Other	Total
Net sales (A)	$938.7	$588.8	$364.2	$777.1	$—	$2,668.8
Cost of sales (B)	699.5	418.3	233.2	647.0	—	1,998.0
Operating expenses (C)	127.3	59.7	141.4	111.3	71.5	511.2
Operating earnings	$111.9	$110.8	$(10.4)	$18.8	$(71.5)	$159.6

(A) Net sales includes $146.5 million, $4.3 million, $46.3 million and $0.6 million of segment eliminations for the Propulsion, Engine P&A, Navico Group and Boat reportable segments, respectively.
(B) Includes $2.8 million of Cost of sales related Restructuring, exit and impairment charges.
(C) Includes $424.6 million of Selling, general and administrative expense, $80.3 million of Research and development expense and $6.3 million of Restructuring, exit and impairment charges.

	Six Months Ended June 29, 2024
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Corporate/Other	Total
Net sales (A)	$982.3	$594.8	$371.9	$859.9	$—	$2,808.9
Cost of sales (B)	681.5	430.1	240.1	702.5	—	2,054.2
Operating expenses (C)	132.4	55.9	137.2	103.2	57.1	485.8
Operating earnings	$168.4	$108.8	$(5.4)	$54.2	$(57.1)	$268.9

(A) Net sales includes $153.9 million, $3.7 million and $49.1 million of segment eliminations for the Propulsion, Engine P&A and Navico Group reportable segments, respectively.
(B) Includes $9.9 million of Cost of sales related Restructuring, exit and impairment charges.
(C) Includes $385.5 million of Selling, general and administrative expense, $88.8 million of Research and development expense and $11.5 million of Restructuring, exit and impairment charges.

	Depreciation
	Three Months Ended		Six Months Ended
(in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Propulsion	$30.8	$31.6	$60.6	$62.4
Engine P&A	4.1	3.8	8.1	7.5
Navico Group	3.2	2.9	5.9	6.1
Boat	13.7	12.9	26.9	25.5
Corporate/Other	1.2	1.3	2.4	2.5
Total	$53.0	$52.5	$103.9	$104.0

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Amortization
	Three Months Ended		Six Months Ended
(in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Propulsion	$2.1	$1.5	$4.0	$3.1
Engine P&A	0.3	0.2	0.5	0.4
Navico Group	15.1	14.0	29.6	27.9
Boat	1.5	1.4	3.0	2.8
Corporate/Other	1.1	0.8	2.2	1.6
Total	$20.1	$17.9	$39.3	$35.8

	Total Assets
(in millions)	June 28, 2025	December 31, 2024	June 29, 2024
Propulsion	$1,469.7	$1,507.3	$1,742.4
Engine P&A	886.7	803.5	869.9
Navico Group	1,875.6	1,877.6	1,995.0
Boat	902.1	868.3	891.8
Corporate/Other	660.2	621.0	896.6
Total	$5,794.3	$5,677.7	$6,395.7

	Capital Expenditures
	Three Months Ended		Six Months Ended
(in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Propulsion	$21.4	$23.8	$36.6	$51.1
Engine P&A	4.0	2.3	6.2	5.8
Navico Group	4.9	5.6	7.4	9.6
Boat	13.4	12.7	29.3	29.8
Corporate/Other	1.2	2.7	3.1	4.8
Total	$44.9	$47.1	$82.6	$101.1

	Research & Development Expense
	Three Months Ended		Six Months Ended
(in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Propulsion	$21.4	$21.4	$39.9	$45.2
Engine P&A	0.3	0.5	0.7	0.7
Navico Group	11.6	12.8	23.0	25.3
Boat	7.5	6.1	14.7	12.9
Corporate/Other	1.0	2.2	2.0	4.7
Total	$41.8	$43.0	$80.3	$88.8

	Net Sales
	Three Months Ended		Six Months Ended
(in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
United States	$976.4	$974.9	$1,794.5	$1,891.9
International	470.6	469.0	874.3	917.0
Total	$1,447.0	$1,443.9	$2,668.8	$2,808.9

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Net Property
(in millions)	June 28, 2025	December 31, 2024	June 29, 2024
United States	$1,112.3	$1,127.8	$1,174.3
International	110.0	105.2	105.6
Corporate/Other	16.2	18.5	20.4
Total	$1,238.5	$1,251.5	$1,300.3
Note 10 – Comprehensive Income

Accumulated other comprehensive loss, net of tax, in the Condensed Consolidated Balance Sheets includes foreign currency cumulative translation adjustments; prior service costs and credits and net actuarial gains and losses for defined benefit plans; and unrealized derivative gains and losses. Changes in the components of Accumulated other comprehensive loss, net of tax, for the three and six months ended June 28, 2025 and June 29, 2024 are as follows:

	Three Months Ended		Six Months Ended
(in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net earnings	$59.3	$100.0	$79.5	$168.0
Other comprehensive income (loss):
Foreign currency cumulative translation adjustments	45.5	(3.6)	70.9	(23.2)
Net change in unamortized prior service credits	(0.2)	(0.2)	(0.3)	(0.3)
Net change in unamortized actuarial losses	(0.1)	(0.2)	(0.3)	(0.3)
Net change in unrealized derivative (losses) gains	(36.2)	(2.4)	(48.6)	6.9
Total other comprehensive income (loss)	9.0	(6.4)	21.7	(16.9)
Comprehensive income	$68.3	$93.6	$101.2	$151.1

The following table presents the changes in Accumulated other comprehensive loss, net of tax, by component for the three months ended June 28, 2025:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial gains	Unrealized investment gains	Net derivative gains (losses)	Total
Beginning balance	$(71.5)	$(8.0)	$10.3	$0.2	$28.3	$(40.7)
Other comprehensive income (loss) before reclassifications (A)	45.5	—	—	—	(35.1)	10.4
Amounts reclassified from Accumulated other comprehensive loss, net of tax (B)(C)	—	(0.2)	(0.1)	—	(1.1)	(1.4)
Net other comprehensive income (loss)	45.5	(0.2)	(0.1)	—	(36.2)	9.0
Ending balance	$(26.0)	$(8.2)	$10.2	$0.2	$(7.9)	$(31.7)

(A) The tax effects for the three months ended June 28, 2025 were $(8.2) million for foreign currency translation and $11.4 million for derivatives.
(B) The tax effects for the three months ended June 28, 2025 were $0.4 million for derivatives.
(C) The reclassification adjustments from Accumulated other comprehensive loss and associated tax effects related to defined benefit items were not material for the three months ended June 28, 2025. Refer to Note 5 – Financial Instruments for the reclassification adjustments from Accumulated other comprehensive loss, net of tax related to derivatives.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the changes in Accumulated other comprehensive loss, net of tax, by component for the six months ended June 28, 2025:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial gains	Unrealized investment gains	Net derivative gains (losses)	Total
Beginning balance	$(96.9)	$(7.9)	$10.5	$0.2	$40.7	$(53.4)
Other comprehensive income (loss) before reclassifications (A)	70.9	—	—	—	(45.8)	25.1
Amounts reclassified from Accumulated other comprehensive loss, net of tax (B)(C)	—	(0.3)	(0.3)	—	(2.8)	(3.4)
Net other comprehensive income (loss)	70.9	(0.3)	(0.3)	—	(48.6)	21.7
Ending balance	$(26.0)	$(8.2)	$10.2	$0.2	$(7.9)	$(31.7)

(A) The tax effects for the six months ended June 28, 2025 were $(11.8) million for foreign currency translation and $14.9 million for derivatives.
(B) The tax effects for the six months ended June 28, 2025 were $0.9 million for derivatives.
(C) The reclassification adjustments from Accumulated other comprehensive loss and associated tax effects related to defined benefit items were not material for the six months ended June 28, 2025. Refer to Note 5 – Financial Instruments for the reclassification adjustments from Accumulated other comprehensive loss, net of tax related to derivatives.

The following table presents the changes in Accumulated other comprehensive loss, net of tax, by component for the three months ended June 29, 2024:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial gains	Unrealized investment gains	Net derivative gains	Total
Beginning balance	$(69.1)	$(7.5)	$7.8	$0.2	$32.4	$(36.2)
Other comprehensive loss before reclassifications (A)	(3.6)	—	—	—	(0.7)	(4.3)
Amounts reclassified from Accumulated other comprehensive loss, net of tax (B)(C)	—	(0.2)	(0.2)	—	(1.7)	(2.1)
Net other comprehensive loss	(3.6)	(0.2)	(0.2)	—	(2.4)	(6.4)
Ending balance	$(72.7)	$(7.7)	$7.6	$0.2	$30.0	$(42.6)

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

The following table presents the changes in Accumulated other comprehensive loss, net of tax, by component for the six months ended June 29, 2024:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial gains	Unrealized investment gains	Net derivative gains	Total
Beginning balance	$(49.5)	$(7.4)	$7.9	$0.2	$23.1	$(25.7)
Other comprehensive (loss) income before reclassifications (A)	(23.2)	—	—	—	9.3	(13.9)
Amounts reclassified from Accumulated other comprehensive loss, net of tax (B)(C)	—	(0.3)	(0.3)	—	(2.4)	(3.0)
Net other comprehensive (loss) income	(23.2)	(0.3)	(0.3)	—	6.9	(16.9)
Ending balance	$(72.7)	$(7.7)	$7.6	$0.2	$30.0	$(42.6)

(A) The tax effects for the six months ended June 29, 2024 were $4.3 million for foreign currency translation and $(3.1) million for derivatives.
(B) The tax effects for the six months ended June 29, 2024 were $1.1 million for derivatives.
(C) The reclassification adjustments from Accumulated other comprehensive loss and associated tax effects related to defined benefit items were not material for the six months ended June 29, 2024. Refer to Note 5 – Financial Instruments for the reclassification adjustments from Accumulated other comprehensive loss, net of tax related to derivatives

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 11 – Income Taxes

The effective tax rate for the three months ended June 28, 2025 and June 29, 2024 was 20.8% and 20.9%, respectively. The effective tax rate for the three months ended June 28, 2025 was consistent with the same period in the prior year.

The effective tax rate for the six months ended June 28, 2025 and June 29, 2024 was 22.8% and 21.1%, respectively. The effective tax rate for the six months ended June 28, 2025 was higher than the same period in the prior year, primarily due to the discrete income tax expense recorded associated with equity compensation.

Note 12 – Debt

The following table provides the changes in the Company's debt for the six months ended June 28, 2025:

(in millions)	Short-term debt and current maturities of long-term debt	Long-term debt	Total
Balance as of December 31, 2024	$242.8	$2,097.8	$2,340.6
Proceeds from issuances of debt (A)	267.6	—	267.6
Repayments of debt (B)	(339.1)	(0.9)	(340.0)
Reclassification of long-term debt	1.5	(1.5)	—
Other	3.8	2.1	5.9
Balance as of June 28, 2025	$176.6	$2,097.5	$2,274.1

(A) During 2025, the Company had short-term borrowings and repayments under its unsecured commercial paper program and borrowings outstanding of $170.0 million as of June 28, 2025.
(B) During 2025, the Company made the remaining principal repayments, totaling $125.0 million, of its 6.625% Senior Notes due 2049.

As of June 28, 2025, Brunswick was in compliance with the financial covenants associated with its debt.

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

Credit Facility

The Company maintains a Revolving Credit Agreement (Credit Facility). During the six months ended June 28, 2025 and June 29, 2024, there were no borrowings under the Credit Facility. As of June 28, 2025, available borrowing capacity totaled $997.0 million, net of $3.0 million of letters of credit outstanding under the Credit Facility. As of June 29, 2024, available borrowing capacity totaled $747.0 million, net of $3.0 million of letters of credit outstanding under the Credit Facility. Refer to Note 14 in the Notes to Consolidated Financial Statements in the 2024 Form 10-K for details regarding Brunswick's Credit Facility.

Commercial Paper

The Company maintains an unsecured commercial paper program (CP Program) pursuant to which the Company may issue short-term, unsecured commercial paper notes (CP Notes). During the six months ended June 28, 2025, borrowings under the CP Program totaled $504.4 million. As of June 28, 2025, the Company had $170.0 million of borrowings outstanding under the CP Program with a weighted average interest rate of 5.15%. During the six months ended June 28, 2025, the maximum amount utilized under the CP Program was $445.5 million. During the six months ended June 29, 2024, borrowings under the CP Program totaled $425.0 million, all of which were repaid during the period. During the six months ended June 29, 2024, the maximum amount utilized under the CP Program was $225.0 million. Refer to Note 14 in the Notes to Consolidated Financial Statements in the 2024 Form 10-K for details regarding Brunswick's CP Program.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 13 – Supplier Finance Program Obligations

As of June 28, 2025, December 31, 2024, and June 29, 2024, the Company had $9.1 million, $8.2 million and $9.6 million confirmed invoices under the supplier finance program, respectively, which were included in Accounts payable on the Condensed Consolidated Balance Sheets.

Note 14 – Subsequent Events

On July 4, 2025, tax legislation commonly referred to as the One Big Beautiful Bill Act (the Act) was enacted. The Act included multiple business tax provisions with different effective dates and new elections related to the timing of certain tax deductions. We are currently analyzing the interaction of these changes, how they may impact Brunswick's tax provision and the elections available to Brunswick under the new law. At this time, we do not anticipate that the Act will have a material effect on the Company's financial statements.

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

Overview

Net sales increased slightly during the second quarter of 2025 when compared with the second quarter of 2024, as steady wholesale ordering by dealers and OEMs, together with modest pricing benefits, offset by the impact of continued challenging consumer demand market conditions. Our Propulsion segment delivered strong year-over-year sales growth, with shipments to U.S. OEM customers outpacing expectations, resulting in sequentially improved earnings despite the anticipated tariff and absorption headwinds. Our Engine Parts and Accessories (Engine P&A) segment had another strong quarter, with slight year-over-year sales growth and steady earnings despite a weather-affected start to the boating season. This primarily aftermarket-based business continues to derive its success from stable boating participation and the world's largest marine distribution network. Navico Group segment had slightly lower sales versus the second quarter of 2024 as aftermarket sales and sales to marine OEMs were modestly lower. Navico Group earnings were below the second quarter of 2024 but remained consistent with first quarter levels and were driven by customer acceptance of new products and steady operational performance. Year-to-date sales for Navico Group is down only 2.5 percent versus the first half of 2024, led by steady performance of the aftermarket businesses. Finally, our Boat segment had sales and operating earnings below the second quarter of 2024, consistent with lower planned wholesale shipments, but delivered strong sales and earnings growth versus the first quarter of 2025 as anticipated. Our Boat segment remains focused on gaining share in key categories, maintaining balanced field inventory levels, working closely with its channel partners to drive retail activity, and executing multiple structural actions intended to re-expand margins in the tighter market. Our international net sales were flat on a GAAP basis and decreased 1 percent on a constant currency basis in the second quarter.

Net sales decreased 5 percent during the first half of 2025, when compared with the first half of 2024. Our international sales decreased 5 percent and 3 percent on a GAAP and constant currency basis, respectively.

Operating earnings in the second quarter of 2025 were $103.3 million and $126.0 million on a GAAP and As Adjusted basis, respectively. This compares to operating earnings during the second quarter of 2024 of $158.3 million and $180.8 million on a GAAP and As Adjusted basis, respectively. Operating earnings were down versus prior year as the impacts of reinstated variable compensation, lower absorption from decreased production levels, and tariffs were only partially offset by new product momentum, the benefits from the slight sales increase, and ongoing cost control measures throughout the enterprise.

Operating earnings in the first half of 2025 were $159.6 million and $198.1 million on a GAAP and As Adjusted basis, respectively. This compares to operating earnings during the first half of 2024 of $268.9 million and $322.3 million on a GAAP and As Adjusted basis, respectively. Operating earnings were down versus the first half of 2024 due to the same factors described above and lower sales.
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

The table below summarizes the impact of changes in currency exchange rates and also the impact of acquisitions on our net sales:

	Three Months Ended					Six Months Ended
	Net Sales		2025 vs. 2024			Net Sales		2025 vs. 2024
(in millions)	June 28, 2025	June 29, 2024	GAAP	Currency Impact	Acquisition Impact	June 28, 2025	June 29, 2024	GAAP	Currency Impact	Acquisition Impact
Propulsion	$598.2	$558.0	7.2%	0.3%	—%	$1,085.2	$1,136.2	(4.5)%	(0.7)%	—%
Engine P&A	337.8	336.1	0.5%	0.2%	—%	593.1	598.5	(0.9)%	(0.5)%	—%
Navico Group	202.3	210.1	(3.7)%	1.4%	—%	410.5	421.0	(2.5)%	0.1%	—%
Boat	405.6	434.2	(6.6)%	0.3%	0.8%	777.7	859.9	(9.6)%	(0.1)%	0.8%
Segment Eliminations	(96.9)	(94.5)	2.5%	0.1%	—%	(197.7)	(206.7)	(4.4)%	(0.2)%	—%
Total	$1,447.0	$1,443.9	0.2%	0.4%	0.3%	$2,668.8	$2,808.9	(5.0)%	(0.4)%	0.2%

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended:

	Three Months Ended		2025 vs. 2024		Six Months Ended		2025 vs. 2024
(in millions, except per share data)	June 28, 2025	June 29, 2024	$ Change	% Change	June 28, 2025	June 29, 2024	$ Change	% Change
Net sales	$1,447.0	$1,443.9	$3.1	0.2%	$2,668.8	$2,808.9	$(140.1)	(5.0)%
Gross margin(A)	369.7	391.0	(21.3)	(5.4)%	673.6	764.6	(91.0)	(11.9)%
Restructuring, exit and impairment charges	8.0	7.9	0.1	1.3%	9.1	21.4	(12.3)	(57.5)%
Operating earnings	103.3	158.3	(55.0)	(34.7)%	159.6	268.9	(109.3)	(40.6)%
Net earnings from continuing operations	59.6	104.8	(45.2)	(43.1)%	79.8	173.2	(93.4)	(53.9)%

Diluted earnings per common share from continuing operations	$0.90	$1.55	$(0.65)	(41.9)%	$1.21	$2.54	$(1.33)	(52.4)%

Expressed as a percentage of Net sales:
Gross margin (A)	25.5%	27.1%		(160) bps	25.2%	27.2%		(200) bps
Selling, general and administrative expense	15.0%	12.6%		240 bps	15.9%	13.7%		220 bps
Research and development expense	2.9%	3.0%		(10) bps	3.0%	3.2%		(20) bps
Restructuring, exit and impairment charges	0.6%	0.5%		10 bps	0.3%	0.8%		(50) bps
Operating margin	7.1%	11.0%		(390) bps	6.0%	9.6%		(360) bps
bps = basis points

(A)Gross margin is defined as Net sales less Cost of sales as presented in the Condensed Consolidated Statements of Comprehensive Income.

The following is a reconciliation of our non-GAAP measures, adjusted operating earnings and adjusted diluted earnings per common share from continuing operations for the three and six months ended June 28, 2025 when compared with the same prior year comparative period:

	Three Months Ended				Six Months Ended
	Operating Earnings		Diluted Earnings Per Share		Operating Earnings		Diluted Earnings Per Share
(in millions, except per share data)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
GAAP	$103.3	$158.3	$0.90	$1.55	$159.6	$268.9	$1.21	$2.54
Restructuring, exit and impairment charges	8.0	7.9	0.09	0.09	9.1	21.4	0.10	0.24
Purchase accounting amortization	14.7	14.5	0.17	0.16	29.3	29.3	0.34	0.33
Acquisition, integration, and IT related costs	—	0.1	—	—	0.1	2.4	—	0.03
IT security incident costs (A)	—	—	—	—	—	0.3	—	—
Loss on early extinguishment of debt	—	—	—	—	—	—	0.04	—
Special tax items	—	—	—	—	—	—	0.03	—
As Adjusted	$126.0	$180.8	$1.16	$1.80	$198.1	$322.3	$1.72	$3.14

GAAP operating margin	7.1%	11.0%			6.0%	9.6%
Adjusted operating margin	8.7%	12.5%			7.4%	11.5%

(A) We incurred non-recurring costs related to the 2023 IT security incident during the six months ended June 29, 2024.

Net sales increased slightly during the second quarter of 2025 and decreased 5 percent during the first half of 2025 when compared with the same prior year periods. The components of the consolidated net sales change were as follows:

	Percent change in net sales compared to the prior comparative period
	June 28, 2025
	Three Months Ended	Six Months Ended
Volume	(3.8)%	(7.2)%
Product Mix and Price	3.3%	2.4%
Currency	0.4%	(0.4)%
Acquisitions	0.3%	0.2%
	0.2%	(5.0)%

Gross margin decreased 160 basis points in the second quarter of 2025 when compared to the same prior year period, driven by lower absorption from decreased production levels (90 bps), material inflation (50 bps), and foreign currency exchange-rate fluctuations (30 bps), partially offset by acquisitions (10 bps).

Gross margin decreased 200 basis points in the first half of 2025 when compared to the same prior year period, driven by lower absorption from decreased production levels (170 bps), material inflation (100 bps), and foreign currency exchange-rate fluctuations (40 bps), partially offset by favorable labor costs (100 bps) and acquisitions (10 bps).

Selling, general and administrative expense as a percentage of net sales increased 240 basis points during the second quarter of 2025 when compared with the same prior year period due to reinstatement of variable compensation. Research and development expense slightly decreased in the second quarter of 2025 versus the same period in 2024.

Selling, general and administrative expense as a percentage of net sales increased 220 basis points during the first half of 2025 when compared with the same prior year period due to lower sales (70 bps) and reinstatement of variable compensation (150 bps). Research and development expense decreased in the first half of 2025 versus the same period in 2024.

We recorded Restructuring, exit and impairment charges of $8.0 million and $9.1 million during the three and six months ended June 28, 2025, respectively. We recorded Restructuring, exit and impairment charges of $7.9 million and $21.4 million during the three and six months ended June 29, 2024, respectively. First half 2025 actions are not expected to result in material annualized cost savings. Refer to Note 3 – Restructuring, Exit and Impairment Activities in the Notes to Condensed Consolidated Financial Statements for further information.

We recorded Equity earnings of $1.7 million and $3.9 million in the three and six months ended June 28, 2025, respectively, which were primarily related to our marine and technology-related joint ventures. This compares with Equity earnings of $2.9 million and $5.4 million in the three and six months ended June 29, 2024, respectively.

We recognized $(1.4) million and $(0.1) million of Other expense, net in the three and six months ended June 28, 2025, respectively. This compares with $(0.8) million of Other expense, net in the three and six months ended June 29, 2024, respectively. Other expense, net primarily includes remeasurement gains and losses resulting from changes in foreign currency rates and other postretirement benefit costs.

Net interest expense increased for the three and six months ended June 28, 2025 when compared with the same prior year period due to lower interest income. We also recognized a loss on early extinguishment of debt during the six months ended June 28, 2025, related to the redemption of our 2049 Notes. Refer to Note 12 – Debt in the Notes to Condensed Consolidated Financial Statements and Note 14 – Debt in the Notes to Consolidated Financial Statements in the 2024 Form 10-K.

We recognized an Income tax provision for the three and six months ended June 28, 2025 of $15.7 million and $23.6 million compared to $27.7 million and $46.3 million for the three and six months ended June 29, 2024, respectively. The decrease in the Income tax provision for the three and six months ended June 28, 2025 is due to lower pretax income. We have also evaluated the effects of Pillar Two legislation and concluded that the tax effects are not material to the financial statements.

The effective tax rate, which is calculated as the Income tax provision as a percentage of Earnings before income taxes, was 20.8 percent and 22.8 percent for the three and six months ended June 28, 2025, respectively. The effective tax rate for the three and six months ended June 29, 2024, was 20.9 percent and 21.1 percent, respectively. Refer to Note 11 – Income Taxes in the Notes to Condensed Consolidated Financial Statements for further information.

Due to the factors described in the preceding paragraphs, Operating earnings, Net earnings from continuing operations, and Diluted earnings per common share from continuing operations decreased during both the three and six months ended June 28, 2025 when compared with the same prior year period.

Propulsion Segment

The following table sets forth Propulsion segment results and a reconciliation to our non-GAAP measure of adjusted operating earnings for the three and six months ended:

	Three Months Ended		2025 vs. 2024		Six Months Ended		2025 vs. 2024
(in millions)	June 28, 2025	June 29, 2024	$ Change	% Change	June 28, 2025	June 29, 2024	$ Change	% Change
Net sales	$598.2	$558.0	$40.2	7.2%	$1,085.2	$1,136.2	$(51.0)	(4.5)%

GAAP operating earnings	$65.8	$85.6	$(19.8)	(23.1)%	$111.9	$168.4	$(56.5)	(33.6)%
Restructuring, exit and impairment charges	1.2	0.4	0.8	NM	1.2	6.0	(4.8)	(80.0)%
Purchase accounting amortization	0.3	0.3	—	NM	0.6	0.9	(0.3)	(33.3)%
Acquisition, integration, and IT related costs	—	0.4	(0.4)	NM	0.1	0.9	(0.8)	(88.9)%
Adjusted operating earnings	$67.3	$86.7	$(19.4)	(22.4)%	$113.8	$176.2	$(62.4)	(35.4)%

GAAP operating margin	11.0%	15.3%		(430) bps	10.3%	14.8%		(450) bps
Adjusted operating margin	11.3%	15.5%		(420) bps	10.5%	15.5%		(500) bps

NM = not meaningful
bps = basis points

Propulsion segment's net sales increased in the second quarter of 2025 compared to the second quarter of 2024, primarily resulting from stable orders from U.S. OEM customers and beneficial mix and pricing actions.

Propulsion segment's net sales decreased in the first half of 2025 versus 2024 as the second quarter increase only partially offset first quarter impacts from pipeline management and lower wholesale shipments to OEM boat builder customers.

The components of the Propulsion segment's net sales change were as follows:

	Percent change in net sales compared to the prior comparative period
	June 28, 2025
	Three Months Ended	Six Months Ended
Volume	(0.3)%	(8.0)%
Product Mix and Price	7.2%	4.2%
Currency	0.3%	(0.7)%
	7.2%	(4.5)%

International sales were 37 percent of the Propulsion segment's net sales in the second quarter of 2025 and increased 8 percent from the prior year on a GAAP basis. On a constant currency basis, international sales increased 7 percent.

International sales were 38 percent of Propulsion segment's net sales in the first half of 2025 and increased 1 percent from the prior year on a GAAP basis. On a constant currency basis, international sales increased 3 percent.

Propulsion segment's operating earnings in the second quarter of 2025 decreased when compared to the second quarter of 2024 due to the impact of the reinstatement of variable compensation, lower absorption from decreased production levels, and tariffs partially offset by cost control measures and the benefits from the increased sales.

Operating earnings for the first half of 2025 decreased due to the same factors listed above and lower sales.

Engine P&A Segment

The following table sets forth Engine P&A segment results and a reconciliation to our non-GAAP measure of adjusted operating earnings for the three and six months ended:

	Three Months Ended		2025 vs. 2024		Six Months Ended		2025 vs. 2024
(in millions)	June 28, 2025	June 29, 2024	$ Change	% Change	June 28, 2025	June 29, 2024	$ Change	% Change
Net sales	$337.8	$336.1	$1.7	0.5%	$593.1	$598.5	$(5.4)	(0.9)%

GAAP operating earnings	$71.7	$75.6	$(3.9)	(5.2)%	$110.8	$108.8	$2.0	1.8%
Restructuring, exit and impairment charges	0.4	0.2	0.2	NM	0.4	3.5	(3.1)	(88.6)%
Adjusted operating earnings	$72.1	$75.8	$(3.7)	(4.9)%	$111.2	$112.3	$(1.1)	(1.0)%

GAAP operating margin	21.2%	22.5%		(130) bps	18.7%	18.2%		50 bps
Adjusted operating margin	21.3%	22.6%		(130) bps	18.7%	18.8%		(10) bps

NM = not meaningful
bps = basis points

Engine P&A segment's net sales increased in the second quarter of 2025 compared to the second quarter of 2024, due to slightly stronger distribution sales, and decreased slightly in the first half of 2025 compared to 2024.

The components of the Engine P&A segment's net sales change were as follows:

	Percent change in net sales compared to the prior comparative period
	June 28, 2025
	Three Months Ended	Six Months Ended
Volume	0.3%	(0.3)%
Product Mix and Price	—%	(0.1)%
Currency	0.2%	(0.5)%
	0.5%	(0.9)%

International sales were 27 percent of the Engine P&A segment's net sales in the second quarter of 2025 and increased 1 percent from the prior year on a GAAP basis. On a constant currency basis, international sales were flat to prior year.

International sales were 28 percent of Engine P&A segment's net sales in the first half of 2025 and decreased 4 percent from the prior year on a GAAP basis. On a constant currency basis, international sales decreased 3 percent.

Engine P&A segment's operating earnings in the second quarter of 2025 decreased compared to the second quarter of 2024, due to the impact of reinstated variable compensation and tariffs.

Operating earnings for the first half of 2025 increased due to restructuring, exit and impairment charges recorded in the first half of 2024.

Navico Group Segment

The following table sets forth Navico Group segment results and a reconciliation to our non-GAAP measure of adjusted operating earnings for the three and six months ended:

	Three Months Ended		2025 vs. 2024		Six Months Ended		2025 vs. 2024
(in millions)	June 28, 2025	June 29, 2024	$ Change	% Change	June 28, 2025	June 29, 2024	$ Change	% Change
Net sales	$202.3	$210.1	$(7.8)	(3.7)%	$410.5	$421.0	$(10.5)	(2.5)%

GAAP operating loss	$(7.6)	$(3.0)	$(4.6)	NM	$(10.4)	$(5.4)	$(5.0)	92.6%
Restructuring, exit and impairment charges	5.1	5.3	(0.2)	(3.8)%	5.9	8.0	(2.1)	(26.3)%
Purchase accounting amortization	13.3	13.2	0.1	0.8%	26.5	26.4	0.1	0.4%
Acquisition, integration, and IT related costs	—	0.1	(0.1)	NM	—	1.7	(1.7)	NM
Adjusted operating earnings	$10.8	$15.6	$(4.8)	(30.8)%	$22.0	$30.7	$(8.7)	(28.3)%

GAAP operating margin	(3.8)%	(1.4)%		(240) bps	(2.5)%	(1.3)%		(120) bps
Adjusted operating margin	5.3%	7.4%		(210) bps	5.4%	7.3%		(190) bps

NM = not meaningful
bps = basis points

Navico Group segment's net sales decreased in the second quarter of 2025 compared to the second quarter of 2024, as sales to both aftermarket channels and marine OEMs were down modestly, partially offset by benefits from new product momentum.

Navico Group segment's net sales decreased in the first half of 2025 versus prior year as a result of lower sales to marine OEMs.

The components of the Navico Group segment's net sales change were as follows:

	Percent change in net sales compared to the prior comparative period
	June 28, 2025
	Three Months Ended	Six Months Ended
Volume	(6.3)%	(3.3)%
Product Mix and Price	1.2%	0.7%
Currency	1.4%	0.1%
	(3.7)%	(2.5)%

International sales were 44 percent of the Navico Group segment's net sales in the second quarter of 2025 and increased 4 percent from the prior year on a GAAP basis. On a constant currency basis, international sales increased 1 percent.

International sales were 42 percent of the Navico Group segment's net sales in the first half of 2025 and were flat to prior year on a GAAP and constant currency basis.

Navico Group segment's operating earnings in the second quarter of 2025 decreased when compared to the second quarter of 2024 due to the impact from lower sales, tariffs, and the variable compensation reset.

Operating earnings for the first half of 2025 decreased due to the same factors listed above.

Boat Segment

The following table sets forth Boat segment results and a reconciliation to our non-GAAP measure of adjusted operating earnings for the three and six months ended:

	Three Months Ended		2025 vs. 2024		Six Months Ended		2025 vs. 2024
(in millions)	June 28, 2025	June 29, 2024	$ Change	% Change	June 28, 2025	June 29, 2024	$ Change	% Change
Net sales	$405.6	$434.2	$(28.6)	(6.6)%	$777.7	$859.9	$(82.2)	(9.6)%

GAAP operating earnings	$11.1	$24.8	$(13.7)	(55.2)%	$18.8	$54.2	$(35.4)	(65.3)%
Restructuring, exit and impairment charges	1.0	1.7	(0.7)	(41.2)%	1.3	2.7	(1.4)	(51.9)%
Purchase accounting amortization	1.1	1.0	0.1	10.0%	2.2	2.0	0.2	10.0%
Acquisition, integration, and IT related costs	—	(0.4)	0.4	NM	—	(0.2)	0.2	NM
Adjusted operating earnings	$13.2	$27.1	$(13.9)	(51.3)%	$22.3	$58.7	$(36.4)	(62.0)%

GAAP operating margin	2.7%	5.7%		(300) bps	2.4%	6.3%		(390) bps
Adjusted operating margin	3.3%	6.2%		(290) bps	2.9%	6.8%		(390) bps

NM = not meaningful
bps = basis points

Boat segment's net sales decreased in the second quarter of 2025 compared to the second quarter of 2024, resulting from anticipated cautious wholesale ordering patterns by dealers, which was only partially offset by the favorable impact of modest model-year price increases.

Boat segment's net sales decreased in the first half of 2025 versus the first half of 2024 due to the same factors described above.

The components of the Boat segment's net sales change were as follows:

	Percent change in net sales compared to the prior comparative period
	June 28, 2025
	Three Months Ended	Six Months Ended
Volume	(9.6)%	(11.3)%
Product Mix and Price	1.9%	1.0%
Currency	0.3%	(0.1)%
Acquisitions	0.8%	0.8%
	(6.6)%	(9.6)%

International sales were 19 percent of the Boat segment's net sales in the second quarter of 2025 and decreased 19 percent from the prior year on a GAAP basis. On a constant currency basis, international sales decreased by 21 percent.

International sales were 19 percent of the Boat segment's net sales in the first half of 2025 and decreased 20 percent from the prior year on a GAAP basis. On a constant currency basis, international sales decreased by 19 percent.

Boat segment's operating earnings in the second quarter of 2025 decreased when compared to the second quarter of 2024, as the impact of the net sales declines and the variable compensation reset were only partially offset by pricing and continued cost control measures.

Boat segment's operating earnings for the first half of 2025 decreased due to the same factors listed above.

Corporate/Other

The following table sets forth Corporate/Other results and a reconciliation to our non-GAAP measure of adjusted operating loss for the three and six months ended:

	Three Months Ended		2025 vs. 2024		Six Months Ended		2025 vs. 2024
(in millions)	June 28, 2025	June 29, 2024	$ Change	% Change	June 28, 2025	June 29, 2024	$ Change	% Change
GAAP operating loss	$(37.7)	$(24.7)	$(13.0)	52.6%	$(71.5)	$(57.1)	$(14.4)	25.2%
Restructuring, exit and impairment charges	0.3	0.3	—	NM	0.3	1.2	(0.9)	(75.0)%
IT security incident costs	—	—	—	NM	—	0.3	(0.3)	NM
Adjusted operating loss	$(37.4)	$(24.4)	$(13.0)	53.3%	$(71.2)	$(55.6)	$(15.6)	28.1%

NM = not meaningful

Corporate operating loss in the second quarter of 2025 increased compared to the second quarter of 2024 due to the impact of reinstated variable compensation.

Corporate operating loss for the first half of 2025 increased due to the same factors listed above.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the six months ended:

(in millions)	June 28, 2025	June 29, 2024
Net cash provided by operating activities of continuing operations	$309.1	$67.6
Net cash (used for) provided by:
Plus: Capital expenditures	(82.6)	(101.1)
Plus: Proceeds from the sale of property, plant and equipment	6.8	5.4
Plus: Effect of exchange rate changes on cash and cash equivalents	10.2	(7.0)
Total free cash flow (A)	$243.5	$(35.1)
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

2025 Cash Flow

Net cash provided by operating activities of continuing operations in the six months ended June 28, 2025 totaled $309.1 million compared to $67.6 million in the six months ended June 29, 2024. The improvement is primarily due to less working capital usage. Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Condensed Consolidated Balance Sheets, excluding the impact of acquisitions and non-cash adjustments.

The primary drivers of net cash provided by operating activities of continuing operations in the six months ended June 28, 2025 was net earnings, net of non-cash items, and working capital. Accrued expenses increased $84.4 million, due to reinstatement of variable compensation, Accounts payable increased $22.0 million, due to timing of payments, inventory decreased $11.4 million due to reduced production, and Accounts and notes receivable increased $56.7 million, primarily due to higher sales and timing of collections.

Net cash used for investing activities was $70.0 million and primarily related to $82.6 million of capital expenditures. Our capital spending was focused on investments in new products and technologies.

Net cash used for financing activities was $181.0 million and primarily related to repayments of short-term debt, repayments of long-term debt, dividends paid to common shareholders and common stock repurchases, partially offset by the net proceeds from issuances of short-term debt.

Liquidity and Capital Resources

We view our highly liquid assets as of June 28, 2025, December 31, 2024 and June 29, 2024 as:

(in millions)	June 28, 2025	December 31, 2024	June 29, 2024
Cash and cash equivalents, at cost, which approximates fair value	$315.7	$269.0	$494.5
Short-term investments in marketable securities	0.8	0.8	82.5
Total cash, cash equivalents and marketable securities	$316.5	$269.8	$577.0

The following table sets forth an analysis of total liquidity as of June 28, 2025, December 31, 2024 and June 29, 2024:

(in millions)	June 28, 2025	December 31, 2024	June 29, 2024
Cash, cash equivalents and marketable securities	$316.5	$269.8	$577.0
Amounts available under lending facility (A)	997.0	997.0	747.0
Total liquidity (B)	$1,313.5	$1,266.8	$1,324.0
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

Cash, cash equivalents and marketable securities totaled $316.5 million as of June 28, 2025, an increase of $46.7 million from $269.8 million as of December 31, 2024, and a decrease of $260.5 million from $577.0 million as of June 29, 2024. Total debt as of June 28, 2025, December 31, 2024 and June 29, 2024 was $2,274.1 million, $2,340.6 million and $2,827.1 million, respectively. Our debt-to-capitalization ratio was 54 percent as of June 28, 2025 compared to 55 percent at December 31, 2024 and 58 percent as of June 29, 2024.

There were no borrowings under the Revolving Credit Agreement (Credit Facility) during the six months ended June 28, 2025 and we did not have any borrowings outstanding as of June 28, 2025. Available borrowing capacity under the Credit Facility as of June 28, 2025 totaled $997.0 million, net of $3.0 million of letters of credit outstanding. During the six months ended June 28, 2025, the maximum amount utilized under the CP Program was $445.5 million, and as of June 28, 2025, the Company had $170.0 million of borrowings outstanding under the CP Program. Refer to Note 12 – Debt in the Notes to Condensed Consolidated Financial Statements and Note 14 - Debt in the Notes to Consolidated Financial Statements in the 2024 Form 10-K, for further details.

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

2025 Capital Strategy

We are anticipating approximately $175 million of debt reduction, $150 million of capital expenditures, and share repurchases in excess of $80 million for the year. Management is constantly evaluating capital strategy and may choose to increase share repurchases in light of continued strong free cash flow generation and share pricing.

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

Recent Accounting Pronouncements

Recent accounting pronouncements that have been adopted during the six months ended June 28, 2025, or will be adopted in future periods, are included in Note 1 – Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations, estimates, and projections about Brunswick’s business and by their nature address matters that are, to different degrees, uncertain. Words such as “may,” “could,” “should,” “expect,” "anticipate," "project," "position," “intend,” “target,” “plan,” “seek,” “estimate,” “believe,” “predict,” “outlook,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this report. These risks include, but are not limited to: the effect of adverse general economic conditions, including rising interest rates, and the amount of disposable income consumers have available for discretionary spending; changes to trade policy and tariffs, including retaliatory tariffs; changes in currency exchange rates; fiscal and monetary policy changes; adverse capital market conditions; competitive pricing pressures; higher energy and fuel costs; managing our manufacturing footprint and operations; loss of key customers; international business risks, geopolitical tensions or conflicts, sanctions, embargoes, or other regulations; actual or anticipated increases in costs, disruptions of supply, or defects in raw materials, parts, or components we purchase from third parties; supplier manufacturing constraints, increased demand for shipping carriers, and transportation disruptions; adverse weather conditions, climate change events and other catastrophic event risks; our ability to develop new and innovative products and services at a competitive price; absorbing fixed costs in production; our ability to meet demand in a rapidly changing environment; public health emergencies or pandemics; our ability to successfully implement our strategic plan and growth initiatives; attracting and retaining skilled labor, implementing succession plans for key leadership, and executing organizational and leadership changes; our ability to integrate acquisitions and the risk for associated disruption to our business; the risk that restructuring or strategic divestitures will not provide business benefits; our ability to identify and complete targeted acquisitions; maintaining effective distribution; dealer and customer ability to access adequate financing; inventory reductions by dealers, retailers, or independent boat builders; requirements for us to repurchase inventory; risks related to the Freedom Boat Club franchise business model; outages, breaches, or other cybersecurity events regarding our technology systems, which have affected and could further affect manufacturing and business operations and could result in lost or stolen information and associated remediation costs; our ability to protect our brands and intellectual property; an impairment to the value of goodwill and other assets; product liability, warranty, and other claims risks; legal, environmental, and other regulatory compliance, including increased costs, fines, and reputational risks; risks associated with joint ventures that do not operate solely for our benefit; changes in income tax legislation or enforcement; managing our share repurchases; and risks associated with certain divisive shareholder activist actions.
Additional risk factors are included in the 2024 Form 10-K, in the subsequent Quarterly Report on Form 10-Q and may be further updated in our filings with the SEC. Forward-looking statements speak only as of the date on which they are made, and Brunswick does not undertake any obligation to update them to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

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

PART II – OTHER INFORMATION
Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024, other than the risk factor below, updated in the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2025:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 30, 2024, our Board of Directors approved a $500 million increase to our share repurchase authorization. During the six months ended June 28, 2025, we repurchased $43.1 million of stock, and the remaining authorization was $378.3 million as of June 28, 2025.

We repurchased the following shares of common stock during the three months ended June 28, 2025:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Amount of Dollars that May Yet Be Used to Purchase Shares Under the Program
March 30 to April 26	94,312	$46.30	94,312
April 27 to May 24	124,549	48.97	124,549
May 25 to June 28	129,199	54.34	129,199
Total	348,060	$50.24	348,060	$378,346,289

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

During the quarterly period ended June 28, 2025, none of our officers (as defined in Rule 16a-1(f) under the Exchange Act) or directors adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

BRUNSWICK CORPORATION
July 30, 2025	By:	/s/ RANDALL S. ALTMAN
Randall S. Altman
Senior Vice President and Controller*

*Mr. Altman is signing this report both as a duly authorized officer and as the principal accounting officer.