Form 10-Q
period 2025-09-27
BRUNSWICK CORP
filed 2025-10-30
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended September 27, 2025

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
NYSE Texas, Inc.
6.500% Senior Notes due 2048	BC-A	New York Stock Exchange
6.375% Senior Notes due 2049	BC-C	New York Stock Exchange
The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of October 27, 2025 was 65,036,590.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 27, 2025

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$1,360.2	$1,273.3	$4,029.0	$4,082.2
Cost of sales	1,009.4	940.3	3,004.6	2,984.6
Selling, general and administrative expense	215.8	180.7	640.4	566.2
Research and development expense	43.4	41.7	123.7	130.5
Restructuring, exit and impairment charges	333.8	12.2	342.9	33.6
Operating (loss) earnings	(242.2)	98.4	(82.6)	367.3
Equity earnings	1.5	1.6	5.4	7.0
Other expense, net	(0.4)	(1.1)	(0.5)	(1.9)
(Loss) earnings before interest and income taxes	(241.1)	98.9	(77.7)	372.4
Interest expense	(27.0)	(33.0)	(86.7)	(94.2)
Interest income	1.8	4.0	5.2	11.2
Loss on early extinguishment of debt	—	—	(3.7)	—
(Loss) earnings before income taxes	(266.3)	69.9	(162.9)	289.4
Income tax (benefit) provision	(32.0)	22.6	(8.4)	68.9
Net (loss) earnings from continuing operations	(234.3)	47.3	(154.5)	220.5
Net loss from discontinued operations, net of tax	(1.2)	(2.7)	(1.5)	(7.9)
Net (loss) earnings	$(235.5)	$44.6	$(156.0)	$212.6

Earnings per common share:
Basic
(Loss) earnings from continuing operations	$(3.57)	$0.71	$(2.34)	$3.27
Loss from discontinued operations	(0.02)	(0.04)	(0.02)	(0.12)
Net (loss) earnings	$(3.59)	$0.67	$(2.36)	$3.15

Diluted
(Loss) earnings from continuing operations	$(3.57)	$0.71	$(2.34)	$3.26
Loss from discontinued operations	(0.02)	(0.04)	(0.02)	(0.12)
Net (loss) earnings	$(3.59)	$0.67	$(2.36)	$3.14

Weighted average shares used for computation of:
Basic earnings per common share	65.7	66.6	66.0	67.4
Diluted earnings per common share	65.7	66.6	66.0	67.6

Comprehensive (loss) income	$(231.6)	$59.5	$(130.4)	$210.6

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions)	September 27, 2025	December 31, 2024	September 28, 2024
Assets
Current assets
Cash and cash equivalents, at cost, which approximates fair value	$297.7	$269.0	$284.1
Restricted cash	17.9	16.9	16.8
Short-term investments in marketable securities	0.8	0.8	0.8
Total cash and short-term investments in marketable securities	316.4	286.7	301.7
Accounts and notes receivable, less allowances of $12.2, $10.3, and $10.5	491.4	429.0	500.8
Inventories
Finished goods	807.8	846.9	937.0
Work-in-process	157.1	148.1	173.5
Raw materials	307.6	307.6	354.2
Net inventories	1,272.5	1,302.6	1,464.7
Prepaid expenses and other	77.2	95.5	80.8
Current assets	2,157.5	2,113.8	2,348.0

Property
Land	43.8	44.0	44.1
Buildings and improvements	672.3	642.1	635.8
Equipment	1,594.3	1,544.7	1,578.3
Total land, buildings and improvements and equipment	2,310.4	2,230.8	2,258.2
Accumulated depreciation	(1,276.6)	(1,186.9)	(1,199.4)
Net land, buildings and improvements and equipment	1,033.8	1,043.9	1,058.8
Unamortized product tooling costs	183.9	207.6	219.5
Net property	1,217.7	1,251.5	1,278.3

Other assets
Goodwill	679.6	966.1	1,059.7
Other intangibles, net	866.4	918.3	939.9
Deferred income tax asset	257.7	197.5	187.0
Operating lease assets	172.9	161.8	162.5
Equity investments	30.5	35.0	32.9
Other long-term assets	31.2	33.7	15.2
Other assets	2,038.3	2,312.4	2,397.2

Total assets	$5,413.5	$5,677.7	$6,023.5

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

(in millions)	September 27, 2025	December 31, 2024	September 28, 2024
Liabilities and shareholders' equity
Current liabilities
Short-term debt and current maturities of long-term debt	$95.8	$242.8	$199.2
Accounts payable	413.3	393.4	369.1
Accrued expenses	705.9	643.7	625.8
Current liabilities	1,215.0	1,279.9	1,194.1

Long-term liabilities
Debt	2,097.4	2,097.8	2,372.7
Operating lease liabilities	151.0	145.1	144.1
Postretirement benefits	45.4	46.4	48.6
Deferred income tax liability	10.9	10.4	12.4
Other long-term liabilities	259.9	205.8	217.3
Long-term liabilities	2,564.6	2,505.5	2,795.1

Shareholders' equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares; outstanding: 65,104,000, 65,987,000 and 66,101,000 shares	76.9	76.9	76.9
Additional paid-in capital	416.1	401.8	398.0
Retained earnings	3,374.1	3,614.7	3,724.9
Treasury stock, at cost: 37,434,000, 36,551,000, and 36,437,000 shares	(2,205.4)	(2,147.7)	(2,137.8)
Accumulated other comprehensive loss, net of tax	(27.8)	(53.4)	(27.7)
Shareholders' equity	1,633.9	1,892.3	2,034.3

Total liabilities and shareholders' equity	$5,413.5	$5,677.7	$6,023.5

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(in millions)	September 27, 2025	September 28, 2024
Cash flows from operating activities
Net (loss) earnings	$(156.0)	$212.6
Less: net loss from discontinued operations, net of tax	(1.5)	(7.9)
Net (loss) earnings from continuing operations	(154.5)	220.5
Depreciation and amortization	216.9	212.0
Stock compensation expense	27.6	20.4
Pension funding, net of expense	—	(0.9)
Asset impairment charges	323.6	6.7
Deferred income taxes	(52.0)	8.5
Changes in certain current assets and current liabilities	68.7	(323.7)
Extended warranty contracts and other deferred revenue	10.9	11.4
Income taxes	18.8	(22.9)
Other, net	(8.9)	5.5
Net cash provided by operating activities of continuing operations	451.1	137.5
Net cash used for operating activities of discontinued operations	(21.9)	(12.5)
Net cash provided by operating activities	429.2	125.0

Cash flows from investing activities
Capital expenditures	(116.5)	(137.1)
Purchases of marketable securities	—	(80.9)
Sales or maturities of marketable securities	—	82.1
Investments	5.1	5.5
Acquisition of businesses, net of cash acquired	(0.2)	(31.8)
Proceeds from the sale of property, plant and equipment	8.8	8.2
Other, net	5.3	—
Net cash used for investing activities	(97.5)	(154.0)

Cash flows from financing activities
Net proceeds from issuances of short-term debt	292.6	200.8
Payments of short-term debt	(318.7)	(7.4)
Net proceeds from issuances of long-term debt	—	396.9
Payments of long-term debt including current maturities	(128.4)	(451.9)
Common stock repurchases	(65.0)	(190.0)
Cash dividends paid	(84.6)	(84.6)
Tax withholding associated with shares issued for share-based compensation	(7.3)	(9.3)
Other, net	(1.8)	(1.5)
Net cash used for financing activities	(313.2)	(147.0)

Effect of exchange rate changes	11.2	(2.0)
Net increase (decrease) in Cash and cash equivalents and Restricted cash	29.7	(178.0)
Cash and cash equivalents and Restricted cash at beginning of period	285.9	478.9

Cash and cash equivalents and Restricted cash at end of period	315.6	300.9
Less: Restricted cash	17.9	16.8
Cash and cash equivalents at the end of period	$297.7	$284.1

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

Brunswick Corporation
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated other comprehensive loss, net of tax	Total
Balance at December 31, 2024	$76.9	$401.8	$3,614.7	$(2,147.7)	$(53.4)	$1,892.3
Net earnings	—	—	20.2	—	—	20.2
Other comprehensive income	—	—	—	—	12.7	12.7
Dividends ($0.43 per common share)	—	—	(28.2)	—	—	(28.2)
Compensation plans and other	—	(5.6)	—	6.6	—	1.0
Common stock repurchases	—	—	—	(25.8)	—	(25.8)
Balance at March 29, 2025	76.9	396.2	3,606.7	(2,166.9)	(40.7)	1,872.2
Net earnings	—	—	59.3	—	—	59.3
Other comprehensive income	—	—	—	—	9.0	9.0
Dividends ($0.43 per common share)	—	—	(28.4)	—	—	(28.4)
Compensation plans and other	—	9.9	—	0.7	—	10.6
Common stock repurchases	—	—	—	(17.7)	—	(17.7)
Balance at June 28, 2025	76.9	406.1	3,637.6	(2,183.9)	(31.7)	1,905.0
Net loss	—	—	(235.5)	—	—	(235.5)
Other comprehensive income	—	—	—	—	3.9	3.9
Dividends ($0.43 per common share)	—	—	(28.0)	—	—	(28.0)
Compensation plans and other	—	10.0	—	0.6	—	10.6
Common stock repurchases	—	—	—	(22.1)	—	(22.1)
Balance at September 27, 2025	$76.9	$416.1	$3,374.1	$(2,205.4)	$(27.8)	$1,633.9

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated other comprehensive loss, net of tax	Total
Balance at December 31, 2023	$76.9	$392.0	$3,596.9	$(1,952.7)	$(25.7)	$2,087.4
Net earnings	—	—	68.0	—	—	68.0
Other comprehensive loss	—	—	—	—	(10.5)	(10.5)
Dividends ($0.42 per common share)	—	—	(28.6)	—	—	(28.6)
Compensation plans and other	—	(8.6)	—	6.0	—	(2.6)
Common stock repurchases	—	—	—	(64.1)	—	(64.1)
Balance at March 30, 2024	76.9	383.4	3,636.3	(2,010.8)	(36.2)	2,049.6
Net earnings	—	—	100.0	—	—	100.0
Other comprehensive loss	—	—	—	—	(6.4)	(6.4)
Dividends ($0.42 per common share)	—	—	(28.2)	—	—	(28.2)
Compensation plans and other	—	5.8	—	0.2	—	6.0
Common stock repurchases	—	—	—	(107.4)	—	(107.4)
Balance at June 29, 2024	76.9	389.2	3,708.1	(2,118.0)	(42.6)	2,013.6
Net earnings	—	—	44.6	—	—	44.6
Other comprehensive loss	—	—	—	—	14.9	14.9
Dividends ($0.42 per common share)	—	—	(27.8)	—	—	(27.8)
Compensation plans and other	—	8.8	—	0.4	—	9.2
Common stock repurchases	—	—	—	(20.2)	—	(20.2)
Balance at September 28, 2024	$76.9	$398.0	$3,724.9	$(2,137.8)	$(27.7)	$2,034.3
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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Brunswick's Annual Report on Form 10-K for the year ended December 31, 2024 (the 2024 Form 10-K). These results include, in management's opinion, all normal and recurring adjustments necessary to present fairly Brunswick's financial position, results of operations, and cash flows. Due to the seasonality of Brunswick's businesses, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Saturday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The third quarter of fiscal year 2025 ended on September 27, 2025 and the third quarter of fiscal year 2024 ended on September 28, 2024.

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
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Revenue Recognition

The following tables present the Company's revenue in categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors:

	Three Months Ended
	September 27, 2025
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Geographic Markets
United States	$342.6	$257.7	$108.6	$292.4	$1,001.3
Europe	70.1	35.7	48.3	23.2	177.3
Asia-Pacific	43.6	27.4	20.1	6.7	97.8
Canada	22.7	30.8	4.1	33.5	91.1
Rest-of-World	56.4	12.1	5.8	4.4	78.7
Segment Eliminations	(63.4)	(1.8)	(20.6)	(0.2)	(86.0)
Total	$472.0	$361.9	$166.3	$360.0	$1,360.2

	Three Months Ended
	September 28, 2024
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Geographic Markets
United States	$308.1	$235.9	$106.3	$290.2	$940.5
Europe	70.9	31.2	48.6	19.3	170.0
Asia-Pacific	38.3	27.6	18.9	4.3	89.1
Canada	20.0	28.6	3.0	25.2	76.8
Rest-of-World	48.6	12.8	7.3	6.3	75.0
Segment Eliminations	(58.8)	(1.4)	(17.9)	—	(78.1)
Total	$427.1	$334.7	$166.2	$345.3	$1,273.3

	Nine Months Ended
	September 27, 2025
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Geographic Markets
United States	$1,017.2	$685.1	$347.5	$918.7	$2,968.5
Europe	253.3	94.0	166.0	85.4	598.7
Asia-Pacific	131.9	75.2	53.5	14.5	275.1
Canada	57.6	65.5	13.1	104.3	240.5
Rest-of-World	160.6	37.0	17.3	15.0	229.9
Segment Eliminations	(209.9)	(6.1)	(66.9)	(0.8)	(283.7)
Total	$1,410.7	$950.7	$530.5	$1,137.1	$4,029.0

	Nine Months Ended
	September 28, 2024
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Geographic Markets
United States	$1,037.4	$660.9	$355.3	$961.4	$3,015.0
Europe	255.0	90.7	169.7	93.8	609.2
Asia-Pacific	125.6	75.8	51.9	15.0	268.3
Canada	50.2	65.8	10.8	106.3	233.1
Rest-of-World	153.9	41.4	17.4	28.7	241.4
Segment Eliminations	(212.7)	(5.1)	(67.0)	—	(284.8)
Total	$1,409.4	$929.5	$538.1	$1,205.2	$4,082.2

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended
	September 27, 2025
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Major Product Lines
Outboard Engines	$413.5	$—	$—	$—	$413.5
Controls, Rigging, and Propellers	90.4	—	—	—	90.4
Sterndrive Engines	31.5	—	—	—	31.5
Distribution	—	204.4	—	—	204.4
Products	—	159.3	—	—	159.3
Electronic Solutions	—	—	91.4	—	91.4
Power Solutions	—	—	64.1	—	64.1
Performance Solutions	—	—	31.4	—	31.4
Aluminum Freshwater Boats	—	—	—	136.8	136.8
Recreational Fiberglass Boats	—	—	—	103.8	103.8
Saltwater Fishing Boats	—	—	—	74.0	74.0
Business Acceleration	—	—	—	54.8	54.8
Boat Eliminations/Other	—	—	—	(9.2)	(9.2)
Segment Eliminations	(63.4)	(1.8)	(20.6)	(0.2)	(86.0)
Total	$472.0	$361.9	$166.3	$360.0	$1,360.2

	Three Months Ended
	September 28, 2024
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Major Product Lines
Outboard Engines	$373.5	$—	$—	$—	$373.5
Controls, Rigging, and Propellers	83.7	—	—	—	83.7
Sterndrive Engines	28.7	—	—	—	28.7
Distribution	—	182.3	—	—	182.3
Products	—	153.8	—	—	153.8
Electronic Solutions	—	—	83.4	—	83.4
Power Solutions	—	—	72.9	—	72.9
Performance Solutions	—	—	27.8	—	27.8
Aluminum Freshwater Boats	—	—	—	119.7	119.7
Recreational Fiberglass Boats	—	—	—	88.3	88.3
Saltwater Fishing Boats	—	—	—	90.3	90.3
Business Acceleration	—	—	—	50.0	50.0
Boat Eliminations/Other	—	—	—	(3.0)	(3.0)
Segment Eliminations	(58.8)	(1.4)	(17.9)	—	(78.1)
Total	$427.1	$334.7	$166.2	$345.3	$1,273.3

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Nine Months Ended
	September 27, 2025
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Major Product Lines
Outboard Engines	$1,258.0	—	—	$—	$1,258.0
Controls, Rigging, and Propellers	264.5	—	—	—	264.5
Sterndrive Engines	98.1	—	—	—	98.1
Distribution	—	562.5	—	—	562.5
Products	—	394.3	—	—	394.3
Electronic Solutions	—	—	290.6	—	290.6
Power Solutions	—	—	209.9	—	209.9
Performance Solutions	—	—	96.9	—	96.9
Aluminum Freshwater Boats	—	—	—	428.5	428.5
Recreational Fiberglass Boats	—	—	—	344.7	344.7
Saltwater Fishing Boats	—	—	—	247.5	247.5
Business Acceleration	—	—	—	160.8	160.8
Boat Eliminations/Other	—	—	—	(43.6)	(43.6)
Segment Eliminations	(209.9)	(6.1)	(66.9)	(0.8)	(283.7)
Total	$1,410.7	$950.7	$530.5	$1,137.1	$4,029.0

	Nine Months Ended
	September 28, 2024
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Major Product Lines
Outboard Engines	$1,247.1	$—	$—	$—	$1,247.1
Controls, Rigging, and Propellers	274.7	—	—	—	274.7
Sterndrive Engines	100.3	—	—	—	100.3
Distribution	—	530.5	—	—	530.5
Products	—	404.1	—	—	404.1
Electronic Solutions	—	—	266.7	—	266.7
Power Solutions	—	—	232.6	—	232.6
Performance Solutions	—	—	105.8	—	105.8
Aluminum Freshwater Boats	—	—	—	418.1	418.1
Recreational Fiberglass Boats	—	—	—	356.0	356.0
Saltwater Fishing Boats	—	—	—	307.5	307.5
Business Acceleration	—	—	—	153.8	153.8
Boat Eliminations/Other	—	—	—	(30.2)	(30.2)
Segment Eliminations	(212.7)	(5.1)	(67.0)	—	(284.8)
Total	$1,409.4	$929.5	$538.1	$1,205.2	$4,082.2

During the third quarter of 2025, the Company changed the presentation of major product lines for the Navico Group segment to disaggregate the previous Navico Group product line into Electronic Solutions, Power Solutions, and Performance Solutions to conform to Navico Group's new organizational structure. Prior period amounts have been reclassified to conform to the current period presentation.

As of December 31, 2024, $191.2 million of contract liabilities associated with extended warranties, deferred revenue and customer deposits were reported in Accrued expenses and Other long-term liabilities, of which $51.7 million were recognized as revenue during the nine months ended September 27, 2025. As of September 27, 2025, total contract liabilities were $199.4 million. The total amount of the transaction price allocated to unsatisfied performance obligations as of September 27, 2025 was $197.5 million for contracts greater than one year, which primarily relates to extended warranties. The Company expects to recognize $20.4 million of this amount in 2025, $60.8 million in 2026, and $116.3 million thereafter.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3 – Restructuring, Exit, and Impairment Activities

During the three and nine months ended September 27, 2025 and September 28, 2024, the Company recorded restructuring charges related to headcount reductions and related costs associated with streamlining the enterprise-wide cost structure and improving operating efficiencies. The Company also incurred charges related to the rationalization of its manufacturing footprint, including the decision in the third quarter of 2025 to rationalize our fiberglass boat manufacturing footprint and exit our facilities in Reynosa, Mexico and Flagler Beach, Florida and consolidate production from those facilities into existing U.S. facilities.

The following table is a summary of these expenses for the three months ended September 27, 2025:

(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Corporate	Total
Restructuring, exit, and impairment activities:
Employee termination and other benefits (A)	$—	$—	$1.5	$6.9	$0.2	$8.6
Asset-related (B)	—	—	322.8	0.9	—	323.7
Professional fees	—	—	—	0.6	—	0.6
Total restructuring, exit, and impairment charges	$—	$—	$324.3	$8.4	$0.2	$332.9

Total cash payments for restructuring, exit and impairment charges (C)	$0.3	$0.1	$1.8	$0.4	$0.2	$2.8
Accrued charges at end of the period (D)	$0.5	$0.1	$3.3	$8.0	$0.3	$12.2

(A) Includes $0.9 million of benefit associated with pension plan adjustments included within Other expense, net in the Condensed Consolidated Statements of Comprehensive Income during the three months ended September 27, 2025.
(B) Includes impairment charges of $322.8 million associated with an impairment of the Navico Group reporting unit's goodwill and trade names during the three months ended September 27, 2025.
(C) Cash payments for the three months ended September 27, 2025 may include payments related to prior period charges.
(D) Restructuring, exit, and impairment charges accrued as of September 27, 2025 are expected to be paid in the next twelve months.

The following table is a summary of these expenses for the three months ended September 28, 2024:

(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Corporate	Total
Restructuring, exit, and impairment activities:
Employee termination and other benefits	$2.9	$0.8	$3.3	$2.8	$1.1	$10.9
Asset-related	—	—	1.2	0.1	—	1.3
Total restructuring, exit, and impairment charges	$2.9	$0.8	$4.5	$2.9	$1.1	$12.2

Total cash payments for restructuring, exit and impairment charges (A)	$2.5	$0.9	$0.8	$2.9	$0.3	$7.4
Accrued charges at end of the period	$2.7	$1.4	$2.8	$2.6	$1.2	$10.7

(A) Cash payments for the three months ended September 28, 2024 may include payments related to prior period charges.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table is a summary of these expenses for the nine months ended September 27, 2025:

(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Corporate	Total
Restructuring, exit, and impairment activities:
Employee termination and other benefits (A)	$1.2	$0.4	$6.6	$8.2	$0.5	$16.9
Asset-related (B)	—	—	323.2	0.9	—	324.1
Professional fees	—	—	0.4	0.6	—	1.0
Total restructuring, exit, and impairment charges	$1.2	$0.4	$330.2	$9.7	$0.5	$342.0

Total cash payments for restructuring, exit, and impairment charges (C)	$2.1	$1.0	$5.2	$2.8	$1.1	$12.2
Accrued charges at end of the period (D)	$0.5	$0.1	$3.3	$8.0	$0.3	$12.2

(A) Includes $0.9 million of benefit associated with pension plan adjustments included within Other expense, net in the Condensed Consolidated Statements of Comprehensive Income during the nine months ended September 27, 2025.
(B) Includes impairment charges of $322.8 million associated with an impairment of the Navico Group reporting unit's goodwill and trade names during the nine months ended September 27, 2025.
(C) Cash payments for the nine months ended September 27, 2025 may include payments related to prior period charges.
(D) Restructuring, exit, and impairment charges accrued as of September 27, 2025 are expected to be paid in the next twelve months.

The following table is a summary of these expenses for the nine months ended September 28, 2024:

(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Corporate	Total
Restructuring, exit, and impairment activities:
Employee termination and other benefits	$8.9	$4.3	$5.9	$5.5	$2.3	$26.9
Asset-related	—	—	6.6	0.1	—	6.7
Total restructuring, exit, and impairment charges	$8.9	$4.3	$12.5	$5.6	$2.3	$33.6

Total cash payments for restructuring, exit, and impairment charges (A)	$7.4	$3.6	$8.2	$4.6	$1.7	$25.5
Accrued charges at end of the period	$2.7	$1.4	$2.8	$2.6	$1.2	$10.7

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

The Company paid net cash consideration of $31.3 million for the acquisition. The opening balance sheet includes $26.9 million of goodwill and $5.2 million of customer relationships. The amount assigned to customer relationships will be amortized over the estimated useful life of 10 years. Transaction costs associated with the acquisition were not material to the Company's consolidated results of operations. The acquisition is not material to the Company's net sales, results of operations, or total assets during any period presented. Accordingly, the Company's consolidated results of operations do not differ materially from historical performance as a result of the acquisition, and pro forma results for prior periods are not presented. Purchase accounting is final for this acquisition.

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

The following table summarizes the notional values of the Company's derivative instruments as of September 27, 2025, December 31, 2024, and September 28, 2024:

(in millions)	Notional Value
Instruments	September 27, 2025	December 31, 2024	September 28, 2024
Cross-currency swaps	$500.0	$400.0	$300.0
Commodity contracts (A)(B)	41.3	26.9	36.7
Foreign exchange contracts (B)(C)	700.8	571.2	575.2

(A) Commodity contracts outstanding as of September 27, 2025 mature through 2027.
(B) The amount of gain or loss that is expected to be reclassified from Accumulated other comprehensive loss to earnings in the next twelve months is immaterial.
(C) Forward contracts outstanding as of September 27, 2025 mature through 2027 and mainly relate to the Euro, Australian dollar, Mexican peso, and Norwegian krone.

As of September 27, 2025, December 31, 2024, and September 28, 2024, the fair values of the Company’s derivative instruments were:

(in millions)	Fair Value
Asset Derivatives	September 27, 2025	December 31, 2024	September 28, 2024
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	$5.6	$13.2	$1.0
Commodity contracts	6.4	0.8	2.1
Total	$12.0	$14.0	$3.1

Derivatives Designated as Net Investment Hedges
Cross-currency swaps	$0.1	$5.1	$—

Other Hedging Activity
Foreign exchange contracts	$1.3	$3.0	$—

Liability Derivatives
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	$12.6	$5.8	$8.6
Commodity contracts	0.7	0.4	0.1
Total	$13.3	$6.2	$8.7

Derivatives Designated as Net Investment Hedges
Cross-currency swaps	$43.6	$—	$7.2

Other Hedging Activity
Foreign exchange contracts	$1.3	$3.2	$2.8

As of September 27, 2025, December 31, 2024, and September 28, 2024, asset derivatives are included within Prepaid expenses and other and Other long-term assets, and liability derivatives are included within Accrued expenses and Other long-term liabilities in the Condensed Consolidated Balance Sheets.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 27, 2025 and September 28, 2024 is shown in the tables below.

The amount of gain (loss) on derivatives recognized in Accumulated other comprehensive loss was as follows:

(in millions)	Three Months Ended		Nine Months Ended
Derivatives Designated as Cash Flow Hedging Instruments	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Foreign exchange contracts	$3.4	$(7.5)	$(17.9)	$(2.4)
Commodity contracts	2.2	0.6	8.3	1.1
Total	$5.6	$(6.9)	$(9.6)	$(1.3)

Derivatives Designated as Net Investment Hedging Instruments
Cross-currency swaps	$1.8	$(9.0)	$(43.7)	$(2.2)

The amount of gain (loss) reclassified from Accumulated other comprehensive loss into earnings was as follows:

(in millions)		Three Months Ended		Nine Months Ended
Derivatives Designated as Cash Flow Hedging Instruments	Location of Gain (Loss)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Interest-rate contracts	Interest expense	$—	$—	$0.1	$0.1
Foreign exchange contracts	Cost of sales	(2.1)	(0.3)	0.4	4.1
Commodity contracts	Cost of sales	1.8	(0.2)	2.9	(1.2)
Total		$(0.3)	$(0.5)	$3.4	$3.0

The amount of gain (loss) on derivatives recognized directly into earnings was as follows:

(in millions)		Three Months Ended		Nine Months Ended
Other Hedging Activity	Location of Gain (Loss)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Foreign exchange contracts	Cost of sales	$(1.5)	$(2.3)	$(12.7)	$1.2
Foreign exchange contracts	Other expense, net	0.1	(0.2)	9.5	(5.1)
Total		$(1.4)	$(2.5)	$(3.2)	$(3.9)

Note 6 – Fair Value Measurements

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis:

		Fair Value
(in millions)	Fair Value Level	September 27, 2025	December 31, 2024	September 28, 2024
Cash equivalents	1	$0.3	$12.3	$12.1
Short-term investments in marketable securities	1	0.8	0.8	0.8
Restricted cash	1	17.9	16.9	16.8
Derivative assets	2	13.4	22.1	3.1
Derivative liabilities	2	58.2	9.4	18.7
Deferred compensation	1	1.0	1.0	1.3
Deferred compensation	2	21.4	19.2	18.4
Liabilities measured at net asset value		15.3	14.3	14.7

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Fair Value of Other Financial Instruments. The carrying values of the Company's short-term financial instruments, including cash and cash equivalents and accounts and notes receivable, approximate their fair values because of the short maturity of these instruments. The fair value of the Company's long-term debt, including current maturities, and short-term debt is determined using Level 1 and Level 2 inputs described in Note 6 to Notes to Consolidated Financial Statements in the 2024 Form 10-K. The fair value and carrying value of long-term debt, including current maturities, and short term debt as of September 27, 2025, December 31, 2024, and September 28, 2024 was as follows:

(in millions)	September 27, 2025	December 31, 2024	September 28, 2024
Carrying Value	$2,217.5	$2,370.2	$2,602.3
Fair Value	$2,076.3	$2,161.3	$2,462.8

Note 7 – Commitments and Contingencies

Product Warranties

The following activity related to product warranty liabilities was recorded in Accrued expenses during the nine months ended September 27, 2025 and September 28, 2024:

(in millions)	September 27, 2025	September 28, 2024
Balance at beginning of period	$152.8	$157.6
Payments	(69.8)	(78.0)
Provisions/additions for contracts issued/sold	84.3	59.0
Aggregate changes for preexisting warranties	(6.9)	10.6
Foreign currency translation	2.6	—
Other	(2.2)	(3.0)
Balance at end of period	$160.8	$146.2

Extended Product Warranties

The following activity related to deferred revenue for extended product warranty contracts was recorded in Accrued expenses and Other long-term liabilities during the nine months ended September 27, 2025 and September 28, 2024:

(in millions)	September 27, 2025	September 28, 2024
Balance at beginning of period	$136.6	$127.2
Extended warranty contracts sold	35.9	34.5
Revenue recognized on existing extended warranty contracts	(25.1)	(22.8)
Foreign currency translation	0.3	(0.2)
Other	(0.1)	(0.2)
Balance at end of period	$147.6	$138.5

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 8 – Goodwill and Other Intangibles

Changes in the Company's goodwill during the nine months ended September 27, 2025 and September 28, 2024, by segment, are summarized below:

(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
December 31, 2024	$50.8	$232.6	$513.4	$169.3	$966.1
Impairments	—	—	(305.8)	—	(305.8)
Adjustments	2.8	0.6	15.1	0.8	19.3
September 27, 2025	$53.6	$233.2	$222.7	$170.1	$679.6

December 31, 2023	$54.1	$233.0	$599.7	$143.9	$1,030.7
Acquisitions	—	—	—	28.2	28.2
Adjustments	(0.1)	—	1.9	(1.0)	0.8
September 28, 2024	$54.0	$233.0	$601.6	$171.1	$1,059.7

The Company tests goodwill for impairment during the fourth quarter of each year, or whenever a change in events and circumstances (triggering event) occurs that indicates the carrying value of a reporting unit may exceed its fair value. With the 2025 marine retail selling season substantially complete, and a new organizational structure in place for Navico Group during the third quarter of 2025, the Company assessed the current economic and trade environment impact on future results and performed a third quarter goodwill impairment assessment of the Navico Group reporting unit and determined the carrying value exceeded its fair value. We calculate the fair value of our reporting units considering both the income approach and the guideline public company method. As a result of the impairment test, the Company recorded an $305.8 million impairment charge during the three months ended September 27, 2025, which is included as a component of Restructuring, exit and impairment charges in the Condensed Consolidated Statement of Comprehensive Income. Following the impairment charge, the Navico Group reporting unit has goodwill assigned to it of $222.7 million as of September 27, 2025 and its fair value approximates its carrying value. The accumulated impairment loss on goodwill was $385.8 million and $80.0 million as of September 27, 2025 and December 31, 2024, respectively. There was no accumulated impairment loss on goodwill as of September 28, 2024.

Adjustments in both periods include the effect of foreign currency translation on goodwill denominated in currencies other than the U.S. dollar. Adjustments during the nine months ended September 28, 2024 also include $1.6 million of purchase accounting adjustments related to the 2023 Fliteboard and Freedom Boat Club acquisitions.

The Company's intangible assets, included within Other intangibles, net on the Condensed Consolidated Balance Sheets as of September 27, 2025, December 31, 2024, and September 28, 2024, are summarized by intangible asset type below:

	September 27, 2025		December 31, 2024		September 28, 2024
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Customer relationships	$917.3	$(510.5)	$909.4	$(473.5)	$913.1	$(463.2)
Trade names	288.6	—	304.2	—	311.8	—
Developed technology	167.2	(44.2)	166.8	(35.6)	167.6	(32.8)
Other	131.5	(83.5)	113.7	(66.7)	101.7	(58.3)
Total	$1,504.6	$(638.2)	$1,494.1	$(575.8)	$1,494.2	$(554.3)

The Company tests its intangible assets for impairment during the fourth quarter of each year, or whenever a change in events and circumstances (triggering event) occurs that indicates the fair value of intangible assets may be below their carrying values. With the 2025 marine selling season substantially complete, and a new organizational structure in place for Navico Group during the third quarter of 2025, the Company performed a third quarter impairment assessment of the legacy Navico trade name and determined the carrying value exceeded its fair value. The Company recorded a total impairment charge of $17.0 million during the three months ended

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

September 27, 2025, related to various Navico Group trade names, which is included as a component of Restructuring, exit and impairment charges on the Condensed Consolidated Statement of Comprehensive Income. The Company did not record any impairment charges on its intangible assets during the nine months ended September 28, 2024.

Other intangible assets primarily consist of software, patents, and franchise agreements. Gross amounts and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation. Aggregate amortization expense for intangibles was $19.7 million and $59.0 million for the three and nine months ended September 27, 2025, respectively. Aggregate amortization expense for intangibles was $18.2 million and $54.0 million for the three and nine months ended September 28, 2024, respectively.

Note 9 – Segment Information

Information about the operations of Brunswick's reportable and geographic segments is set forth below:

	Three Months Ended September 27, 2025
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Corporate/Other	Total
Net sales (A)	$472.2	$361.9	$166.3	$359.8	$—	$1,360.2
Cost of sales (B)	359.0	248.5	103.5	307.0	—	1,018.0
Operating expenses (C)	68.1	31.0	391.7	56.1	37.5	584.4
Operating earnings	$45.1	$82.4	$(328.9)	$(3.3)	$(37.5)	$(242.2)

(A) Net sales include $63.4 million, $1.8 million, $20.6 million, and $0.2 million of segment eliminations for the Propulsion, Engine P&A, Navico Group and Boat reportable segments, respectively.
(B) Includes $8.6 million of Cost of sales related Restructuring, exit, and impairment charges.
(C) Includes $215.8 million of Selling, general, and administrative expense, $43.4 million of Research and development expense and $325.2 million of Restructuring, exit, and impairment charges.

	Three Months Ended September 28, 2024
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Corporate/Other	Total
Net sales (A)	$427.1	$334.7	$166.2	$345.3	$—	$1,273.3
Cost of sales (B)	316.4	221.8	111.7	295.3	—	945.2
Operating expenses (C)	60.6	26.6	63.2	50.1	29.2	229.7
Operating earnings	$50.1	$86.3	$(8.7)	$(0.1)	$(29.2)	$98.4

(A) Net sales include $58.8 million, $1.4 million, and $17.9 million of segment eliminations for the Propulsion, Engine P&A, and Navico Group reportable segments, respectively.
(B) Includes $4.8 million of Cost of sales related Restructuring, exit, and impairment charges.
(C) Includes $180.7 million of Selling, general, and administrative expense, $41.7 million of Research and development expense and $7.4 million of Restructuring, exit, and impairment charges.

	Nine Months Ended September 27, 2025
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Corporate/Other	Total
Net sales (A)	$1,410.7	$950.7	$530.5	$1,137.1	$—	$4,029.0
Cost of sales (B)	1,058.3	666.8	336.7	954.2	—	3,016.0
Operating expenses (C)	195.4	90.7	533.1	167.4	109.0	1,095.6
Operating earnings	$157.0	$193.2	$(339.3)	$15.5	$(109.0)	$(82.6)

(A) Net sales include $209.9 million, $6.1 million, $66.9 million, and $0.8 million of segment eliminations for the Propulsion, Engine P&A, Navico Group, and Boat reportable segments, respectively.
(B) Includes $11.4 million of Cost of sales related Restructuring, exit, and impairment charges.
(C) Includes $640.4 million of Selling, general, and administrative expense, $123.7 million of Research and development expense and $331.5 million of Restructuring, exit, and impairment charges.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Nine Months Ended September 28, 2024
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Corporate/Other	Total
Net sales (A)	$1,409.4	$929.5	$538.1	$1,205.2	$—	$4,082.2
Cost of sales (B)	997.9	651.9	351.8	997.8	—	2,999.4
Operating expenses (C)	193.0	82.5	200.4	153.3	86.3	715.5
Operating earnings	$218.5	$195.1	$(14.1)	$54.1	$(86.3)	$367.3

(A) Net sales include $212.7 million, $5.1 million, and $67.0 million of segment eliminations for the Propulsion, Engine P&A, and Navico Group reportable segments, respectively.
(B) Includes $14.7 million of Cost of sales related Restructuring, exit, and impairment charges.
(C) Includes $566.2 million of Selling, general, and administrative expense, $130.5 million of Research and development expense and $18.9 million of Restructuring, exit, and impairment charges.

	Depreciation
	Three Months Ended		Nine Months Ended
(in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Propulsion	$31.0	$32.4	$91.6	$94.8
Engine P&A	4.1	3.8	12.2	11.3
Navico Group	3.0	3.1	8.9	9.2
Boat	14.7	13.5	41.6	39.0
Corporate/Other	1.2	1.2	3.6	3.7
Total	$54.0	$54.0	$157.9	$158.0

	Amortization
	Three Months Ended		Nine Months Ended
(in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Propulsion	$1.9	$1.7	$5.9	$4.8
Engine P&A	0.2	0.3	0.7	0.7
Navico Group	15.0	14.0	44.6	41.9
Boat	1.5	1.4	4.5	4.2
Corporate/Other	1.1	0.8	3.3	2.4
Total	$19.7	$18.2	$59.0	$54.0

	Total Assets
(in millions)	September 27, 2025	December 31, 2024	September 28, 2024
Propulsion	$1,413.4	$1,507.3	$1,654.5
Engine P&A	877.2	803.5	849.3
Navico Group	1,541.7	1,877.6	1,999.8
Boat	896.9	868.3	917.5
Corporate/Other	684.3	621.0	602.4
Total	$5,413.5	$5,677.7	$6,023.5

	Capital Expenditures
	Three Months Ended		Nine Months Ended
(in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Propulsion	$19.2	$16.0	$55.8	$67.1
Engine P&A	3.5	2.2	9.7	8.0
Navico Group	3.1	6.6	10.5	16.2
Boat	6.8	9.8	36.1	39.6
Corporate/Other	1.3	1.4	4.4	6.2
Total	$33.9	$36.0	$116.5	$137.1

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Research & Development Expense
	Three Months Ended		Nine Months Ended
(in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Propulsion	$22.7	$20.8	$62.6	$66.0
Engine P&A	0.3	0.2	1.0	0.9
Navico Group	12.0	12.6	35.0	37.9
Boat	7.4	5.9	22.1	18.8
Corporate/Other	1.0	2.2	3.0	6.9
Total	$43.4	$41.7	$123.7	$130.5

	Net Sales
	Three Months Ended		Nine Months Ended
(in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
United States	$925.5	$868.1	$2,720.0	$2,760.0
International	434.7	405.2	1,309.0	1,322.2
Total	$1,360.2	$1,273.3	$4,029.0	$4,082.2

	Net Property
(in millions)	September 27, 2025	December 31, 2024	September 28, 2024
United States	$1,094.2	$1,127.8	$1,149.0
International	108.0	105.2	109.1
Corporate/Other	15.5	18.5	20.2
Total	$1,217.7	$1,251.5	$1,278.3
Note 10 – Comprehensive Income

Accumulated other comprehensive loss, net of tax, in the Condensed Consolidated Balance Sheets includes foreign currency cumulative translation adjustments; prior service costs and credits and net actuarial gains and losses for defined benefit plans; and unrealized derivative gains and losses. Changes in the components of Accumulated other comprehensive loss, net of tax, for the three and nine months ended September 27, 2025 and September 28, 2024 are as follows:

	Three Months Ended		Nine Months Ended
(in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net (loss) earnings	$(235.5)	$44.6	$(156.0)	$212.6
Other comprehensive income (loss):
Foreign currency cumulative translation adjustments	(2.2)	26.6	68.7	3.4
Net change in unamortized prior service credits	(0.1)	(0.1)	(0.4)	(0.4)
Net change in unamortized actuarial losses	0.5	(0.2)	0.2	(0.5)
Net change in unrealized derivative gains (losses)	5.7	(11.4)	(42.9)	(4.5)
Total other comprehensive income (loss)	3.9	14.9	25.6	(2.0)
Comprehensive (loss) income	$(231.6)	$59.5	$(130.4)	$210.6

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the changes in Accumulated other comprehensive loss, net of tax, by component for the three months ended September 27, 2025:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial gains	Unrealized investment gains	Net derivative gains (losses)	Total
Beginning balance	$(26.0)	$(8.2)	$10.2	$0.2	$(7.9)	$(31.7)
Other comprehensive income (loss) before reclassifications (A)	(2.2)	—	—	—	5.4	3.2
Amounts reclassified from Accumulated other comprehensive loss, net of tax (B)(C)	—	(0.1)	0.5	—	0.3	0.7
Net other comprehensive income (loss)	(2.2)	(0.1)	0.5	—	5.7	3.9
Ending balance	$(28.2)	$(8.3)	$10.7	$0.2	$(2.2)	$(27.8)

(A) The tax effects for the three months ended September 27, 2025 were $1.3 million for foreign currency translation and $(2.0) million for derivatives.
(B) The tax effects for the three months ended September 27, 2025 were $0.0 million for derivatives.
(C) The reclassification adjustments from Accumulated other comprehensive loss and associated tax effects related to defined benefit items were not material for the three months ended September 27, 2025. Refer to Note 5 – Financial Instruments for the reclassification adjustments from Accumulated other comprehensive loss, net of tax related to derivatives.

The following table presents the changes in Accumulated other comprehensive loss, net of tax, by component for the nine months ended September 27, 2025:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial gains	Unrealized investment gains	Net derivative gains (losses)	Total
Beginning balance	$(96.9)	$(7.9)	$10.5	$0.2	$40.7	$(53.4)
Other comprehensive income (loss) before reclassifications (A)	68.7	—	—	—	(40.4)	28.3
Amounts reclassified from Accumulated other comprehensive loss, net of tax (B)(C)	—	(0.4)	0.2	—	(2.5)	(2.7)
Net other comprehensive income (loss)	68.7	(0.4)	0.2	—	(42.9)	25.6
Ending balance	$(28.2)	$(8.3)	$10.7	$0.2	$(2.2)	$(27.8)

(A) The tax effects for the nine months ended September 27, 2025 were $(10.5) million for foreign currency translation and $12.9 million for derivatives.
(B) The tax effects for the nine months ended September 27, 2025 were $0.9 million for derivatives.
(C) The reclassification adjustments from Accumulated other comprehensive loss and associated tax effects related to defined benefit items were not material for the nine months ended September 27, 2025. Refer to Note 5 – Financial Instruments for the reclassification adjustments from Accumulated other comprehensive loss, net of tax related to derivatives.

The following table presents the changes in Accumulated other comprehensive loss, net of tax, by component for the three months ended September 28, 2024:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial gains	Unrealized investment gains	Net derivative gains	Total
Beginning balance	$(72.7)	$(7.7)	$7.6	$0.2	$30.0	$(42.6)
Other comprehensive loss before reclassifications (A)	26.6	—	—	—	(11.7)	14.9
Amounts reclassified from Accumulated other comprehensive loss, net of tax (B)(C)	—	(0.1)	(0.2)	—	0.3	—
Net other comprehensive income (loss)	26.6	(0.1)	(0.2)	—	(11.4)	14.9
Ending balance	$(46.1)	$(7.8)	$7.4	$0.2	$18.6	$(27.7)

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the changes in Accumulated other comprehensive loss, net of tax, by component for the nine months ended September 28, 2024:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial gains	Unrealized investment gains	Net derivative gains	Total
Beginning balance	$(49.5)	$(7.4)	$7.9	$0.2	$23.1	$(25.7)
Other comprehensive (loss) income before reclassifications (A)	3.4	—	—	—	(2.4)	1.0
Amounts reclassified from Accumulated other comprehensive loss, net of tax (B)(C)	—	(0.4)	(0.5)	—	(2.1)	(3.0)
Net other comprehensive (loss) income	3.4	(0.4)	(0.5)	—	(4.5)	(2.0)
Ending balance	$(46.1)	$(7.8)	$7.4	$0.2	$18.6	$(27.7)

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

Note 11 – Income Taxes

The effective tax rate, which is calculated as the Income tax (benefit) provision as a percentage of (Loss) earnings before income taxes, for the three months ended September 27, 2025 and September 28, 2024 was 12.0% and 32.3%, respectively. The effective tax rate for the three months ended September 27, 2025 was lower than the same period in the prior year, primarily due to lower pretax income and the discrete income tax benefit recorded for the impairment of goodwill and trademark intangible assets related to our Navico Group segment.

The effective tax rate for the nine months ended September 27, 2025 and September 28, 2024 was 5.2% and 23.8%, respectively. The effective tax rate for the nine months ended September 27, 2025 was lower than the same period in the prior year, primarily due to lower pretax income and the discrete income tax benefit recorded for the impairment of goodwill and trademark intangible assets related to our Navico Group segment.

On July 4, 2025, H.R.1, commonly referred to as the One Big Beautiful Bill Act (the Act), was signed into law. The Act includes tax reform provisions affecting business. Key tax-related provisions include an elective deduction for domestic research and development expenses and a reinstatement of elective 100% first-year bonus depreciation. Certain changes adopted in the act will not take effect until 2026, such as the modifications to the international tax framework. We continue to monitor the impact of the Act and to evaluate the different elections that are available with respect to the timing of deductions. The Act did not have a material impact on the Company's financial statements for the three months ended September 27, 2025.

Note 12 – Debt

The following table provides the changes in the Company's debt for the nine months ended September 27, 2025:

(in millions)	Short-term debt and current maturities of long-term debt	Long-term debt	Total
Balance as of December 31, 2024	$242.8	$2,097.8	$2,340.6
Proceeds from issuances of debt (A)	292.6	—	292.6
Repayments of debt (B)	(445.7)	(1.4)	(447.1)
Reclassification of long-term debt	2.2	(2.2)	—
Other	3.9	3.2	7.1
Balance as of September 27, 2025	$95.8	$2,097.4	$2,193.2

(A) During 2025, the Company had short-term borrowings and repayments under its unsecured commercial paper program and borrowings outstanding of $90.0 million as of September 27, 2025.
(B) During 2025, the Company made the remaining principal repayments, totaling $125.0 million of its 6.625% Senior Notes due 2049.

As of September 27, 2025, Brunswick was in compliance with the financial covenants associated with its debt.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Credit Facility

The Company maintains a Revolving Credit Agreement (Credit Facility). During the nine months ended September 27, 2025, and September 28, 2024, there were no borrowings under the Credit Facility. As of September 27, 2025, available borrowing capacity totaled $997.0 million, net of $3.0 million of letters of credit outstanding under the Credit Facility. As of September 28, 2024, available borrowing capacity totaled $747.0 million, net of $3.0 million of letters of credit outstanding under the Credit Facility. Refer to Note 14 in the Notes to Consolidated Financial Statements in the 2024 Form 10-K for details regarding Brunswick's Credit Facility.

Commercial Paper

The Company maintains an unsecured commercial paper program (CP Program) pursuant to which the Company may issue short-term, unsecured commercial paper notes (CP Notes). During the nine months ended September 27, 2025, borrowings under the CP Program totaled $704.4 million. As of September 27, 2025, the Company had $90.0 million of borrowings outstanding under the CP Program with a weighted average interest rate of 4.75%. During the nine months ended September 27, 2025, the maximum amount utilized under the CP Program was $445.5 million. During the nine months ended September 28, 2024, borrowings under the CP Program totaled $720.0 million. As of September 28, 2024, the Company had $195.0 million of borrowings outstanding under the CP Program. During the nine months ended September 28, 2024, the maximum amount utilized under the CP Program was $245.0 million. Refer to Note 14 in the Notes to Consolidate Financial Statements in the 2024 Form 10-K for details regarding Brunswick's CP Program.

Note 13 – Supplier Finance Program Obligations

As of September 27, 2025, December 31, 2024, and September 28, 2024, the Company had $8.1 million, $8.2 million, and $7.2 million confirmed invoices under the supplier finance program, respectively, which were included in Accounts payable on the Condensed Consolidated Balance Sheets.

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

Acquisitions

On September 12, 2024, we acquired additional Freedom Boat Club franchise operations and territories in Southeast Florida for net cash consideration of $31.3 million. Refer to Note 4 – Acquisitions in the Notes to Condensed Consolidated Financial Statements for further information.

Overview

Net sales increased 7% during the third quarter of 2025 when compared with the third quarter of 2024, reflecting strong orders from OEMs and dealers, steady boating participation driving Engine Parts and Accessories (Engine P&A) and other aftermarket business strength and pricing action taken in recent periods. The Propulsion segment delivered significant sales growth, with revenues in each of its three business lines: outboard; sterndrive; and controls, rigging, and propellers up over the prior year as OEM order strength continued to later into the boating season. Our Engine P&A segment had another strong quarter, as healthy boater participation led to sales improvement compared to the prior year. Navico Group reported modest sales growth over the prior year quarter and operating margin was negatively affected by impairment charges. Refer to Note 8 - Goodwill and Other Intangibles in the Notes to Condensed Consolidated Financial Statements for further information on impairments. Growth was led by strong performance in the marine electronics portfolio as we start to see the benefits of investments in new products and technology. Finally, our Boat segment revenue grew over prior year and operating margin was consistent with prior year as our premium brands continued to perform well, and our aluminum boat businesses delivered a very strong quarter. In September, we announced a strategic rationalization of our fiberglass boat manufacturing footprint, exiting our facilities in Reynosa, Mexico and Flagler Beach, Florida by the middle of 2026 and consolidating production from those facilities into existing U.S. facilities. Our international net sales increased 7 percent on a GAAP basis and increased 5 percent on a constant currency basis in the third quarter when compared with the prior year.

Net sales decreased 1 percent during the nine months ended September 27, 2025, when compared with the prior year. Our international sales decreased 1 percent on both a GAAP and constant currency basis during the nine months ended September 27, 2025, when compared with the prior year.

Operating (loss) earnings in the third quarter of 2025 were $(242.2) million and $106.4 million on a GAAP and As Adjusted basis, respectively. This compares to operating earnings during the third quarter of 2024 of $98.4 million and $125.9 million on a GAAP and As Adjusted basis, respectively. Operating earnings were down versus prior year due to the impact of restructuring and impairment charges, tariffs, and reinstatement of variable compensation, which were only partially offset by the impacts of sales increases.

Operating (loss) earnings in the nine months ended September 27, 2025 were $(82.6) million and $304.5 million on a GAAP and As Adjusted basis, respectively. This compares to operating earnings during the nine months ended September 28, 2024 of $367.3 million and $448.2 million on a GAAP and As Adjusted basis, respectively. Operating earnings were down versus prior year due to the impact of restructuring and impairment charges, tariffs, and reinstatement of variable compensation.

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

The table below summarizes the impact of changes in currency exchange rates and the impact of acquisitions on our net sales:

	Three Months Ended					Nine Months Ended
	Net Sales		2025 vs. 2024			Net Sales		2025 vs. 2024
(in millions)	Sep 27, 2025	Sep 28, 2024	GAAP	Currency Impact	Acquisition Impact	Sep 27, 2025	Sep 28, 2024	GAAP	Currency Impact	Acquisition Impact
Propulsion	$535.4	$485.9	10.2%	0.9%	—%	$1,620.6	$1,622.1	(0.1)%	(0.3)%	—%
Engine P&A	363.7	336.1	8.2%	0.5%	—%	956.8	934.6	2.4%	(0.1)%	—%
Navico Group	186.9	184.1	1.5%	1.4%	—%	597.4	605.1	(1.3)%	0.5%	—%
Boat	360.2	345.3	4.3%	0.4%	0.4%	1,137.9	1,205.2	(5.6)%	—%	0.7%
Segment Eliminations	(86.0)	(78.1)	10.1%	0.2%	—%	(283.7)	(284.8)	(0.4)%	(0.1)%	—%
Total	$1,360.2	$1,273.3	6.8%	0.7%	0.2%	$4,029.0	$4,082.2	(1.3)%	—%	0.2%

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios, and relationships calculated from the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended:

	Three Months Ended		2025 vs. 2024		Nine Months Ended		2025 vs. 2024
(in millions, except per share data)	Sep 27, 2025	Sep 28, 2024	$ Change	% Change	Sep 27, 2025	Sep 28, 2024	$ Change	% Change
Net sales	$1,360.2	$1,273.3	$86.9	6.8%	$4,029.0	$4,082.2	$(53.2)	(1.3)%
Gross margin(A)	350.8	333.0	17.8	5.3%	1,024.4	1,097.6	(73.2)	(6.7)%
Restructuring, exit, and impairment charges	333.8	12.2	321.6	NM	342.9	33.6	309.3	NM
Operating (loss) earnings	(242.2)	98.4	(340.6)	NM	(82.6)	367.3	(449.9)	NM
Net (loss) earnings from continuing operations	(234.3)	47.3	(281.6)	NM	(154.5)	220.5	(375.0)	NM

Diluted (loss) earnings per common share from continuing operations	$(3.57)	$0.71	$(4.28)	NM	$(2.34)	$3.26	$(5.60)	NM

Expressed as a percentage of Net sales:
Gross margin (A)	25.8%	26.2%		(40) bps	25.4%	26.9%		(150) bps
Selling, general, and administrative expense	15.9%	14.2%		170 bps	15.9%	13.9%		200 bps
Research and development expense	3.2%	3.3%		(10) bps	3.1%	3.2%		(10) bps
Restructuring, exit, and impairment charges	24.5%	1.0%		NM	8.5%	0.8%		770 bps
Operating margin	(17.8)%	7.7%		NM	(2.1)%	9.0%		NM
bps = basis points

(A)Gross margin is defined as Net sales less Cost of sales as presented in the Condensed Consolidated Statements of Comprehensive Income.

The following is a reconciliation of our non-GAAP measures, adjusted operating earnings and adjusted diluted earnings per common share from continuing operations for the three and nine months ended September 27, 2025 when compared with the same prior year comparative period:

	Three Months Ended				Nine Months Ended
	Operating Earnings		Diluted Earnings Per Share		Operating Earnings		Diluted Earnings Per Share
(in millions, except per share data)	Sep 27, 2025	Sep 28, 2024	Sep 27, 2025	Sep 28, 2024	Sep 27, 2025	Sep 28, 2024	Sep 27, 2025	Sep 28, 2024
GAAP	$(242.2)	$98.4	$(3.57)	$0.71	$(82.6)	$367.3	$(2.34)	$3.26
Restructuring, exit, and impairment charges	333.8	12.2	4.88	0.13	342.9	33.6	4.96	0.37
Purchase accounting amortization	14.8	14.5	0.31	0.17	44.1	43.8	0.64	0.49
Acquisition, integration, and IT related costs	—	0.9	—	0.01	0.1	3.3	—	0.04
IT security incident costs (A)	—	(0.1)	—	—	—	0.2	—	—
Loss on early extinguishment of debt	—	—	0.01	—	—	—	0.05	—
Special tax items	—	—	(0.66)	0.14	—	—	(0.62)	0.14
Release of dissolved entity foreign currency translation	—	—	—	0.01	—	—	—	0.01
As Adjusted	$106.4	$125.9	$0.97	$1.17	$304.5	$448.2	$2.69	$4.31

GAAP operating margin	(17.8)%	7.7%			(2.1)%	9.0%
Adjusted operating margin	7.8%	9.9%			7.6%	11.0%

(A) We incurred non-recurring costs related to the 2023 IT security incident during the nine months ended September 28, 2024.

Net sales increased 7 percent during the third quarter of 2025 and decreased slightly during the nine months ended September 27, 2025 when compared with the same prior year periods. The components of the consolidated net sales change were as follows:

	Percent change in net sales compared to the prior comparative period
	September 27, 2025
	Three Months Ended	Nine Months Ended
Volume	4.0%	(3.8)%
Product Mix and Price	1.9%	2.3%
Currency	0.7%	—%
Acquisitions	0.2%	0.2%
	6.8%	(1.3)%

Gross margin decreased 40 basis points in the third quarter of 2025 when compared to the same prior year period, driven by increased labor costs (98 bps), material inflation (263 bps), and foreign currency exchange-rate fluctuations (20 bps), partially offset by favorable absorption (158 bps) and increased sales (183 bps).

Gross margin decreased 150 basis points in the nine months ended September 27, 2025 when compared to the same prior year period, driven by lower absorption from decreased production levels (59 bps) and material inflation (142 bps), partially offset by favorable foreign currency exchange-rate fluctuations (30 bps) and labor costs (21 bps).

Selling, general and administrative expense as a percentage of net sales increased 170 basis points during the third quarter of 2025 when compared with the same prior year period due to reinstatement of variable compensation. Research and development expense slightly increased in the third quarter of 2025 versus the same period in 2024.

Selling, general and administrative expense as a percentage of net sales increased 200 basis points during the nine months ended September 27, 2025 when compared with the same prior year period due to lower sales (18 bps) and reinstatement of variable compensation (182 bps). Research and development expense decreased in nine months ended September 27, 2025 versus the nine months ended September 28, 2024.

We recorded Restructuring, exit and impairment charges of $333.8 million and $342.9 million during the three and nine months ended September 27, 2025, respectively. We recorded Restructuring, exit and impairment charges of $12.2 million and $33.6 million during the three and nine months ended September 28, 2024, respectively. We estimate 2025 actions to date will result in approximately $14.0 million of annualized cost savings. Refer to Note 3 –Restructuring, Exit, and Impairment Activities in the Notes to Condensed Consolidated Financial Statements for further information.

We recorded Equity earnings of $1.5 million and $5.4 million in the three and nine months ended September 27, 2025, respectively, which were primarily related to our marine and technology-related joint ventures. This compares with Equity earnings of $1.6 million and $7.0 million in the three and nine months ended September 28, 2024, respectively.

We recognized $(0.4) million and $(0.5) million of Other expense, net in the three and nine months ended September 27, 2025, respectively. This compares with $(1.1) million and $(1.9) million of Other expense, net in the three and nine months ended September 28, 2024, respectively. Other expense, net primarily includes remeasurement gains and losses resulting from changes in foreign currency rates and other post-retirement benefit costs.

Net interest expense decreased for the three and nine months ended September 27, 2025 when compared with the same prior year period. We also recognized a loss on early extinguishment of debt during the nine months ended September 27, 2025, related to the redemption of our 2049 Notes. Refer to Note 12 – Debt in the Notes to Condensed Consolidated Financial Statements and Note 14 – Debt in the Notes to Consolidated Financial Statements in the 2024 Form 10-K.

We recognized an Income tax (benefit) provision for the three and nine months ended September 27, 2025 of $(32.0) million and $(8.4) million compared to $22.6 million and $68.9 million for the three and nine months ended September 28, 2024, respectively. The decrease in the Income tax (benefit) provision for the three and nine months ended September 27, 2025 is due to lower pretax income, including the impact of impairments. We have also evaluated the effects of Pillar Two legislation and concluded that the tax effects are not material to the financial statements.

The effective tax rate, which is calculated as the Income tax (benefit) provision as a percentage of (Loss) earnings before income taxes, was 12.0 percent and 5.2 percent for the three and nine months ended September 27, 2025, respectively. The effective tax rate for the three and nine months ended September 28, 2024, was 32.3 percent and 23.8 percent, respectively. Refer to Note 11 – Income Taxes in the Notes to Condensed Consolidated Financial Statements for further information.

Due to the factors described in the preceding paragraphs, Operating (loss) earnings, Net (loss) earnings from continuing operations, and Diluted earnings per common share from continuing operations decreased during both the three and nine months ended September 27, 2025 when compared with the same prior year period.

Propulsion Segment

The following table sets forth Propulsion segment results and a reconciliation to our non-GAAP measure of adjusted operating earnings for the three and nine months ended:

	Three Months Ended		2025 vs. 2024		Nine Months Ended		2025 vs. 2024
(in millions)	Sep 27, 2025	Sep 28, 2024	$ Change	% Change	Sep 27, 2025	Sep 28, 2024	$ Change	% Change
Net sales	$535.4	$485.9	$49.5	10.2%	$1,620.6	$1,622.1	$(1.5)	(0.1)%

GAAP operating earnings	$45.1	$50.1	$(5.0)	(10.0)%	$157.0	$218.5	$(61.5)	(28.1)%
Restructuring, exit and impairment charges	—	2.9	(2.9)	NM	1.2	8.9	(7.7)	(86.5)%
Purchase accounting amortization	0.3	0.3	—	NM	0.9	1.2	(0.3)	(25.0)%
Acquisition, integration, and IT related costs	—	0.3	(0.3)	NM	0.1	1.2	(1.1)	(91.7)%
Adjusted operating earnings	$45.4	$53.6	$(8.2)	(15.3)%	$159.2	$229.8	$(70.6)	(30.7)%

GAAP operating margin	8.4%	10.3%		(190) bps	9.7%	13.5%		(380) bps
Adjusted operating margin	8.5%	11.0%		(250) bps	9.8%	14.2%		(440) bps

NM = not meaningful
bps = basis points

Propulsion segment's net sales increased in the third quarter of 2025 compared to the third quarter of 2024, primarily resulting from strong OEM orders in a low field inventory environment, together with continued robust market share.

Propulsion segment's net sales slightly decreased in the nine months ended September 27, 2025 versus the nine months ended September 28, 2024 as the third quarter increase only partially offset first half impacts from pipeline management and lower wholesale shipments to OEM boat builder customers.

The components of the Propulsion segment's net sales change were as follows:

	Percent change in net sales compared to the prior comparative period
	September 27, 2025
	Three Months Ended	Nine Months Ended
Volume	7.4%	(3.3)%
Product Mix and Price	1.9%	3.5%
Currency	0.9%	(0.3)%
	10.2%	(0.1)%

International sales were 36 percent of the Propulsion segment's net sales in the third quarter of 2025 and increased 8 percent from the prior year on a GAAP basis. On a constant currency basis, international sales increased 6 percent.

International sales were 37 percent of Propulsion segment's net sales in the nine months ended September 27, 2025 and increased 3 percent from the prior year on a GAAP basis. On a constant currency basis, international sales increased 4 percent.

Propulsion segment's operating earnings in the third quarter of 2025 decreased when compared to the third quarter of 2024 due to the impact of the reinstatement of variable compensation, and unfavorable tariffs partially offset by improved absorption driven by higher production during the quarter.

Operating earnings for the nine month ended September 27, 2025 decreased when compared to the nine months ended September 28, 2024 due to the impact of reinstatement of variable compensation and unfavorable tariffs.

Engine P&A Segment

The following table sets forth Engine P&A segment results and a reconciliation to our non-GAAP measure of adjusted operating earnings for the three and nine months ended:

	Three Months Ended		2025 vs. 2024		Nine Months Ended		2025 vs. 2024
(in millions)	Sep 27, 2025	Sep 28, 2024	$ Change	% Change	Sep 27, 2025	Sep 28, 2024	$ Change	% Change
Net sales	$363.7	$336.1	$27.6	8.2%	$956.8	$934.6	$22.2	2.4%

GAAP operating earnings	$82.4	$86.3	$(3.9)	(4.5)%	$193.2	$195.1	$(1.9)	(1.0)%
Restructuring, exit, and impairment charges	—	0.8	(0.8)	NM	0.4	4.3	(3.9)	(90.7)%
Adjusted operating earnings	$82.4	$87.1	$(4.7)	(5.4)%	$193.6	$199.4	$(5.8)	(2.9)%

GAAP operating margin	22.7%	25.7%		(300) bps	20.2%	20.9%		(70) bps
Adjusted operating margin	22.7%	25.9%		(320) bps	20.2%	21.3%		(110) bps

NM = not meaningful
bps = basis points

Engine P&A segment's net sales increased in the third quarter of 2025 compared to the third quarter of 2024, due to benefits from late-season weather in many regions and market share gains in our distribution business.

Engine P&A segment's net sales increased during the nine months ended September 27, 2025 versus the nine months ended September 28, 2024 due to the same factors listed above.

The components of the Engine P&A segment's net sales change were as follows:

	Percent change in net sales compared to the prior comparative period
	September 27, 2025
	Three Months Ended	Nine Months Ended
Volume	6.4%	2.1%
Product Mix and Price	1.3%	0.4%
Currency	0.5%	(0.1)%
	8.2%	2.4%

International sales were 29 percent of the Engine P&A segment's net sales in the third quarter of 2025 and increased 6 percent from the prior year on a GAAP basis. On a constant currency basis, international sales increased 4 percent from the prior year.

International sales were 28 percent of Engine P&A segment's net sales in the nine months ended September 27, 2025 and decreased 1 percent from the prior year on a GAAP basis. On a constant currency basis, international sales were flat.

Engine P&A segment's operating earnings in the third quarter of 2025 decreased compared to the third quarter of 2024, due to the impact of reinstated variable compensation and tariffs.

Operating earnings for the nine months ended September 27, 2025 decreased due to the same factors listed above.

Navico Group Segment

The following table sets forth Navico Group segment results and a reconciliation to our non-GAAP measure of adjusted operating earnings for the three and nine months ended:

	Three Months Ended		2025 vs. 2024		Nine Months Ended		2025 vs. 2024
(in millions)	Sep 27, 2025	Sep 28, 2024	$ Change	% Change	Sep 27, 2025	Sep 28, 2024	$ Change	% Change
Net sales	$186.9	$184.1	$2.8	1.5%	$597.4	$605.1	$(7.7)	(1.3)%

GAAP operating loss	$(328.9)	$(8.7)	$(320.2)	NM	$(339.3)	$(14.1)	$(325.2)	NM
Restructuring, exit, and impairment charges	324.3	4.5	319.8	NM	330.2	12.5	317.7	NM
Purchase accounting amortization	13.4	13.3	0.1	0.8%	39.9	39.7	0.2	0.5%
Acquisition, integration, and IT related costs	—	—	—	—%	—	1.7	(1.7)	NM
Adjusted operating earnings	$8.8	$9.1	$(0.3)	(3.3)%	$30.8	$39.8	$(9.0)	(22.6)%

GAAP operating margin	NM	(4.7)%		NM	(56.8)%	(2.3)%		NM
Adjusted operating margin	4.7%	4.9%		(20) bps	5.2%	6.6%		(140) bps

NM = not meaningful
bps = basis points

Navico Group segment's net sales increased in the third quarter of 2025 compared to the third quarter of 2024, led by growth in its electronics portfolio.

Navico Group segment's net sales decreased for the nine months ended September 27, 2025 versus prior year as third quarter results only partially offset the first half impact of lower sales to marine OEMs.

The components of the Navico Group segment's net sales change were as follows:

	Percent change in net sales compared to the prior comparative period
	September 27, 2025
	Three Months Ended	Nine Months Ended
Volume	(3.4)%	(3.3)%
Product Mix and Price	3.5%	1.5%
Currency	1.4%	0.5%
	1.5%	(1.3)%
International sales were 42 percent of the Navico Group segment's net sales in the third quarter of 2025 and were flat from the prior year on a GAAP basis. On a constant currency basis, international sales decreased 3 percent.

International sales were 42 percent of the Navico Group segment's net sales in the nine months ended September 27, 2025 and were flat on a GAAP basis. On constant currency basis, international sales decreased 1 percent.

Navico Group segment's operating (loss) earnings in the third quarter of 2025 decreased when compared to the third quarter of 2024 due to non-cash, intangible asset impairment charges along with the impact from tariffs and the variable compensation reset, partially offset by growth in sales and improved gross margins.

Operating earnings for the nine months ended September 27, 2025 decreased due to the same factors listed above.

Boat Segment

The following table sets forth Boat segment results and a reconciliation to our non-GAAP measure of adjusted operating earnings for the three and nine months ended:

	Three Months Ended		2025 vs. 2024		Nine Months Ended		2025 vs. 2024
(in millions)	Sep 27, 2025	Sep 28, 2024	$ Change	% Change	Sep 27, 2025	Sep 28, 2024	$ Change	% Change
Net sales	$360.2	$345.3	$14.9	4.3%	$1,137.9	$1,205.2	$(67.3)	(5.6)%

GAAP operating earnings	$(3.3)	$(0.1)	$(3.2)	NM	$15.5	$54.1	$(38.6)	(71.3)%
Restructuring, exit, and impairment charges	9.3	2.9	6.4	NM	10.6	5.6	5.0	89.3%
Purchase accounting amortization	1.1	0.9	0.2	22.2%	3.3	2.9	0.4	13.8%
Acquisition, integration, and IT related costs	—	0.6	(0.6)	NM	—	0.4	(0.4)	NM
Adjusted operating earnings	$7.1	$4.3	$2.8	65.1%	$29.4	$63.0	$(33.6)	(53.3)%

GAAP operating margin	-0.9%	(0.0)%		(90) bps	1.4%	4.5%		(310) bps
Adjusted operating margin	2.0%	1.2%		80 bps	2.6%	5.2%		(260) bps

NM = not meaningful
bps = basis points

Boat segment's net sales increased in the third quarter of 2025 compared to the third quarter of 2024, resulting from improved retail sales in the quarter pulling through steady wholesale orders.

Boat segment's net sales decreased in the nine months ended September 27, 2025 versus the nine months ended September 28, 2024 as third quarter results only partially offset first half cautious wholesale ordering patterns.

The components of the Boat segment's net sales change were as follows:

	Percent change in net sales compared to the prior comparative period
	September 27, 2025
	Three Months Ended	Nine Months Ended
Volume	—%	(8.0)%
Product Mix and Price	3.5%	1.7%
Currency	0.4%	—%
Acquisitions	0.4%	0.7%
	4.3%	(5.6)%
International sales were 19 percent of the Boat segment's net sales in the third quarter of 2025 and increased 23 percent from the prior year on a GAAP basis. On a constant currency basis, international sales increased by 21 percent.

International sales were 19 percent of the Boat segment's net sales in the nine months ended September 27, 2025 and decreased 10 percent from the prior year on both a GAAP basis and constant currency basis.

Boat segment's operating earnings in the third quarter of 2025 decreased when compared to the third quarter of 2024, as the impact of the tariffs and the variable compensation reset were only partially offset by increased net sales.

Boat segment's operating earnings for the nine months ended September 27, 2025 decreased due to the same factors listed above.

Corporate/Other

The following table sets forth Corporate/Other results and a reconciliation to our non-GAAP measure of adjusted operating loss for the three and nine months ended:

	Three Months Ended		2025 vs. 2024		Nine Months Ended		2025 vs. 2024
(in millions)	Sep 27, 2025	Sep 28, 2024	$ Change	% Change	Sep 27, 2025	Sep 28, 2024	$ Change	% Change
GAAP operating loss	$(37.5)	$(29.2)	$(8.3)	28.4%	$(109.0)	$(86.3)	$(22.7)	26.3%
Restructuring, exit, and impairment charges	0.2	1.1	(0.9)	(81.8)%	0.5	2.3	(1.8)	(78.3)%
IT security incident costs	—	(0.1)	0.1	NM	—	0.2	(0.2)	NM
Adjusted operating loss	$(37.3)	$(28.2)	$(9.1)	32.3%	$(108.5)	$(83.8)	$(24.7)	29.5%

NM = not meaningful

Corporate operating loss in the third quarter of 2025 increased compared to the third quarter of 2024 due to the impact of reinstated variable compensation.

Corporate operating loss for the nine months ended September 27, 2025 increased due to the same factors listed above.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the nine months ended:

(in millions)	Sep 27, 2025	Sep 28, 2024
Net cash provided by operating activities of continuing operations	$451.1	$137.5
Net cash (used for) provided by:
Plus: Capital expenditures	(116.5)	(137.1)
Plus: Proceeds from the sale of property, plant, and equipment	8.8	8.2
Plus: Effect of exchange rate changes on cash and cash equivalents	11.2	(2.0)
Total free cash flow (A)	$354.6	$6.6
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

2025 Cash Flow

Net cash provided by operating activities of continuing operations in the nine months ended September 27, 2025 totaled $451.1 million compared to $137.5 million in the nine months ended September 28, 2024. The improvement is primarily due to working capital usage in the prior year. Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Condensed Consolidated Balance Sheets, excluding the impact of acquisitions and non-cash adjustments.

The primary drivers of net cash provided by operating activities of continuing operations in the nine months ended September 27, 2025 was net (loss) earnings, net of non-cash items, and working capital. Accrued expenses increased $56.7 million, due to reinstatement of variable compensation, Accounts payable increased $16.0 million, due to timing of payments, inventory decreased $34.7 million due to reduced production, and Accounts and notes receivable increased $40.5 million, primarily due to higher sales and timing of collections.

Net cash used for investing activities was $97.5 million and primarily related to $116.5 million of capital expenditures. Our capital spending was focused on investments in new products and technologies.

Net cash used for financing activities was $313.2 million and primarily related to repayments of short-term debt, repayments of long-term debt, dividends paid to common shareholders and common stock repurchases, partially offset by the net proceeds from issuances of short-term debt.

Liquidity and Capital Resources

We view our highly liquid assets as of September 27, 2025, December 31, 2024 and September 28, 2024 as:

(in millions)	September 27, 2025	December 31, 2024	September 28, 2024
Cash and cash equivalents, at cost, which approximates fair value	$297.7	$269.0	$284.1
Short-term investments in marketable securities	0.8	0.8	0.8
Total cash, cash equivalents, and marketable securities	$298.5	$269.8	$284.9

The following table sets forth an analysis of total liquidity as of September 27, 2025, December 31, 2024 and September 28, 2024:

(in millions)	September 27, 2025	December 31, 2024	September 28, 2024
Cash, cash equivalents and marketable securities	$298.5	$269.8	$284.9
Amounts available under lending facility (A)	997.0	997.0	747.0
Total liquidity (B)	$1,295.5	$1,266.8	$1,031.9
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

Cash, cash equivalents and marketable securities totaled $298.5 million as of September 27, 2025, an increase of $28.7 million from $269.8 million as of December 31, 2024, and an increase of $13.6 million from $284.9 million as of September 28, 2024. Total debt as of September 27, 2025, December 31, 2024 and September 28, 2024 was $2,193.2 million, $2,340.6 million and $2,571.9 million, respectively. Our debt-to-capitalization ratio was 57 percent as of September 27, 2025 compared to 55 percent as of December 31, 2024 and 56 percent as of September 28, 2024.

There were no borrowings under the Revolving Credit Agreement (Credit Facility) during the nine months ended September 27, 2025 and we did not have any borrowings outstanding as of September 27, 2025. Available borrowing capacity under the Credit Facility as of September 27, 2025 totaled $997.0 million, net of $3.0 million of letters of credit outstanding. During the nine months ended September 27, 2025, the maximum amount utilized under the CP Program was $445.5 million, and as of September 27, 2025, the Company had $90.0 million of borrowings outstanding under the CP Program. Refer to Note 12 – Debt in the Notes to Condensed Consolidated Financial Statements and Note 14 - Debt in the Notes to Consolidated Financial Statements in the 2024 Form 10-K, for further details.

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

2025 Capital Strategy

We are anticipating approximately $200 million of debt reduction, $150 million of capital expenditures, and share repurchases in excess of $80 million for the year.

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

Recent Accounting Pronouncements

Recent accounting pronouncements that have been adopted during the nine months ended September 27, 2025, or will be adopted in future periods, are included in Note 1 – Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations, estimates, and projections about Brunswick’s business and by their nature address matters that are, to different degrees, uncertain. Words such as “may,” “could,” “should,” “expect,” "anticipate," "project," "position," “intend,” “target,” “plan,” “seek,” “estimate,” “believe,” “predict,” “outlook,” "will," and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this report. These risks include, but are not limited to: the effect of adverse general economic conditions, including rising interest rates, and the amount of disposable income consumers have available for discretionary spending; changes to trade policy and tariffs, including retaliatory tariffs; changes in currency exchange rates; fiscal and monetary policy changes; adverse capital market conditions; competitive pricing pressures; higher energy and fuel costs; managing our manufacturing footprint and operations; loss of key customers; international business risks, geopolitical tensions or conflicts, sanctions, embargoes, or other regulations; actual or anticipated increases in costs, disruptions of supply, or defects in raw materials, parts, or components we purchase from third parties; supplier manufacturing constraints, increased demand for shipping carriers, and transportation disruptions; adverse weather conditions, climate change events and other catastrophic event risks; our ability to develop new and innovative products and services at a competitive price; absorbing fixed costs in production; our ability to meet demand in a rapidly changing environment; public health emergencies or pandemics; our ability to successfully implement our strategic plan and growth initiatives; attracting and retaining skilled labor, implementing succession plans for key leadership, and executing organizational and leadership changes; our ability to integrate acquisitions and the risk for associated disruption to our business; the risk that restructuring or strategic divestitures will not provide business benefits; our ability to identify and complete targeted acquisitions; maintaining effective distribution; dealer and customer ability to access adequate financing; inventory reductions by dealers, retailers, or independent boat builders; requirements for us to repurchase inventory; risks related to the Freedom Boat Club franchise business model; outages, breaches, or other cybersecurity events regarding our technology systems, which have affected and could further affect manufacturing and business operations and could result in lost or stolen information and associated remediation costs; our ability to protect our brands and intellectual property; an impairment to the value of goodwill and other assets; product liability, warranty, and other claims risks; legal, environmental, and other regulatory compliance, including increased costs, fines, and reputational risks; risks associated with joint ventures that do not operate solely for our benefit; changes in income tax legislation or enforcement; managing our share repurchases; and risks associated with certain divisive shareholder activist actions.
Additional risk factors are included in the 2024 Form 10-K, in subsequent Quarterly Reports on Form 10-Q, and may be further updated in our filings with the SEC. Forward-looking statements speak only as of the date on which they are made, and Brunswick does not undertake any obligation to update them to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates, interest rate, and commodity prices. We enter into various hedging transactions to mitigate these risks in accordance with guidelines established by our management. We do not use financial instruments for trading or speculative purposes. Our risk management objectives are described in Note 5 – Financial Instruments in the Notes to Condensed Consolidated Financial Statements and Note 12 in the Notes to Consolidated Financial Statements in the 2024 Form 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 30, 2024, our Board of Directors approved a $500 million increase to our share repurchase authorization. During the nine months ended September 27, 2025, we repurchased $65.0 million of stock, and the remaining authorization was $356.5 million as of September 27, 2025.

We repurchased the following shares of common stock during the three months ended September 27, 2025:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Amount of Dollars that May Yet Be Used to Purchase Shares Under the Program
June 29 to July 26	116,175	$59.23	116,175
July 27 to August 23	97,967	60.21	97,967
August 24 to September 27	141,166	64.47	141,166
Total	355,308	$61.58	355,308	$356,466,714

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

During the quarterly period ended September 27, 2025, none of our officers (as defined in Rule 16a-1(f) under the Exchange Act) or directors adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

BRUNSWICK CORPORATION
October 30, 2025	By:	/s/ RANDALL S. ALTMAN
Randall S. Altman
Senior Vice President and Controller*

*Mr. Altman is signing this report both as a duly authorized officer and as the principal accounting officer.