Form 10-K
period 2025-12-31
BRUNSWICK CORP
filed 2026-02-13
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2025
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

(847) 735-4700
 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, par value $0.75 per share	BC	New York Stock Exchange,
NYSE Texas, Inc.
6.375% Senior Notes due 2049	BC-C	New York Stock Exchange
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

As of June 28, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock of the registrant held by non-affiliates was $3,592,036,127. Such number excludes stock beneficially owned by executive officers and directors. This does not constitute an admission that they are affiliates.

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of February 10, 2026 was 64,850,982.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Report on Form 10-K incorporates by reference certain information that will be set forth in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 6, 2026.

BRUNSWICK CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
December 31, 2025

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations, estimates and projections about Brunswick's business and by their nature address matters that are, to different degrees, uncertain. Words such as "may," "could," "should," "expect," "anticipate," "project," "position," "intend," "target," "plan," "seek," "estimate," "believe," "predict," "outlook," "will," and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this Annual Report on Form 10-K. These risks include, but are not limited to, those set forth under Item 1A of this Annual Report on Form 10-K. Forward-looking statements speak only as of the date on which they are made and Brunswick does not undertake any obligation to update them to reflect events or circumstances after the date of this Annual Report.

PART I

Item 1. Business

References to "we," "us," "our," the "Company," "Brunswick," and "Brunswick Corporation" refer to Brunswick Corporation and its consolidated subsidiaries unless the context specifically states or implies otherwise.

Brunswick Corporation is a global leader in marine recreation, delivering innovation that transforms experiences on the water and beyond. Our unique, technology-driven solutions are informed and inspired by deep consumer insights and powered by our belief that “Next Never Rests."™ We design, manufacture, and market recreational marine products, including leading marine propulsion products and boats, as well as parts and accessories for the marine and RV markets, and we operate the world's largest boat club. We are dedicated to global industry leadership, to being the best and most trusted partner to our many customers, and to building synergies and ecosystems that enable us to challenge convention and define the future. Incorporated in Delaware on December 31, 1907, Brunswick has traded on the New York Stock Exchange for over 100 years.

Our strategy is focused on:

•Enhancing our unique, cycle resistant portfolio of industry-leading brands across multiple marine categories;
•Understanding and addressing the changing needs and behaviors of global boating participants;
•Investing in innovative, global product leadership and leveraging our leading brands to meet consumer needs;
•Providing customers industry-leading quality and customer support;
•Delivering distinctive, elevated ownership and shared-access experiences that expand boating participation;
•Being the partner of choice to our customers by offering integrated technical and business solutions;
•Engaging consumers with the richest, most intuitive digital experiences;
•Leading the industry in innovative technologies, including artificial intelligence and Autonomy, Connectivity, Electrification, and Shared-Access (ACES) applications;
•Unlocking unique and profound enterprise synergies;
•Investing in increasing global business resiliency through supply chain and operations improvements;
•Being an acknowledged marine industry leader in sustainability; and
•Being an employer of choice through our clear purpose and culture of inclusiveness.

These strategies support our aim to create exceptional experiences, expand participation in recreational boating, deliver industry-transforming technology, and leverage our leading businesses to grow earnings and enhance shareholder value across an array of market conditions. Our integrated business strategy is supported by a balanced capital strategy that includes critical investments in furthering our market leadership position through product and technology innovation, while also managing debt levels and maturities, maintaining strong cash and liquidity positions, and continuing to return capital to shareholders through dividends and moderate share repurchases.

Key brands associated with each of our segments are listed below.

Refer to Note 5 – Segment Information in the Notes to Consolidated Financial Statements for additional information regarding our segments.

Propulsion Segment

The Propulsion segment, which we believe is a world leader in the manufacturing and sale of recreational marine engines and propulsion systems, had net sales of $2,177.2 million in 2025. The Propulsion segment designs, manufactures, and sells engines, controls, rigging, and propellers globally to over 900 boat builders (both independent and Brunswick's Boat segment) and a network of more than 9,000 marine dealers and distributors, specialty marine retailers, marine service centers, and various local, state, and federal governmental agencies. White River Marine Group, LLC (including Tracker and Ranger Boats) and Brunswick Boat Group are significant customers.

Propulsion segment engines are designed for use in recreational, commercial, and racing applications. Mercury designs and sells four-stroke outboard engine models ranging from 2.5 to 600 horsepower; Mercury Marine and Mercury Racing manufacture gas and diesel inboard and sterndrive engine models ranging from 115 to 1,550 horsepower. Mercury Marine also manufactures two-stroke, non-DFI (direct fuel injection) engines for certain markets outside the United States and Avator™ electric propulsion systems in models ranging from 7.5e to 110e. The Propulsion segment also includes Fliteboard premium electric eFoil systems.

Engine P&A Segment

The Engine Parts & Accessories (Engine P&A) segment had net sales of $1,217.5 million in 2025. Engine P&A sells products such as engine parts and consumables including oils and lubricants, electrical products, boat parts and systems, and also includes our marine parts and accessories distribution businesses.

Engine P&A products are designed for and sold mostly to aftermarket retailers, dealers, distributors, and original equipment manufacturers (OEMs) (including Brunswick Boat segment brands) for both marine and non-marine markets. The Engine P&A distribution businesses are leading distributors of Brunswick and third party marine parts and accessories throughout North America, Europe, and Asia-Pacific, offering same-day or next-day delivery service to a broad array of marine service facilities.

Navico Group Segment

The Navico Group segment, which had net sales of $800.4 million in 2025, designs, develops, manufactures, and markets products and systems for the recreational and commercial marine, RV, specialty vehicle, mobile, and industrial markets, as well as aftermarket channels. Navico Group creates connected ecosystems encompassing marine electronics, electrification and power components, and digital switching components. Navico Group sells its products to aftermarket distributors and retailers as well as OEMs. White River Marine Group, LLC, Brunswick's Engine P&A distribution businesses, and Brunswick Boat Group are significant customers.

Boat Segment

The Boat segment consists of the Brunswick Boat Group (Boat Group), which manufactures and distributes recreational boats, and the Business Acceleration business. We believe that the Boat segment, which had net sales of $1,525.2 million during 2025, is a world leader in the manufacture and sale of recreational boats. The Boat segment manages Brunswick's boat brands, evaluates and optimizes the Boat segment's boat portfolio and strategy, promotes recreational boating services and activities to enhance the consumer experience and dealer profitability, including through its Business Acceleration initiatives, and speeds the introduction of new technologies into boat manufacturing and design processes.

The Boat segment procures substantially all of its engines from Brunswick's Propulsion segment, and boats typically incorporate a significant volume of parts and accessories supplied by the Engine P&A and Navico Group segments. The Boat Group sells its products through a global network of more than 1,300 dealers and distributors, with some operating in more than one location and some carrying more than one of our boat brands. The Boat Group's largest dealer, MarineMax, Inc., is a significant external customer that carries a number of the Boat Group's product lines and has multiple locations.

Included within the Boat segment is the Business Acceleration business, which is dedicated to developing emerging and disruptive business models, focusing on services and subscriptions, and engaging the next generation of diverse boaters. Business Acceleration businesses accounted for 14 percent of Boat segment net sales in 2025.

Business Acceleration's Freedom Boat Club (FBC) is the world's largest boat club network. FBC operates in approximately 440 locations across the U.S., Canada, Australia, New Zealand, and Europe, and has over 60,000 memberships. Members pay an upfront initiation fee and ongoing monthly dues in exchange for gaining shared access to their local club’s diverse fleet of boats and reciprocal privileges at all other FBC locations. Business Acceleration also operates a variety of other businesses, including dealer and retail financing; retail extended warranty and insurance businesses; Boateka, a certified pre-owned boat platform; and other marine services businesses.

Financing Services

Through our Brunswick Financial Services Corporation subsidiary, we own a 49 percent interest in a joint venture, Brunswick Acceptance Company, LLC (BAC). Under the terms of the joint venture agreement (JV Agreement), BAC provides secured wholesale inventory floor plan financing to our boat and engine dealers as well as FBC franchisees. A subsidiary of Wells Fargo & Company owns the remaining 51 percent.

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

In addition to floor plan financing, Business Acceleration’s financial services business provides extended service contracts and related programs through Brunswick Product Protection; risk management and insurance support through a wholly owned captive insurance, Brunswick Strategic Insurance Group; and a digital retail finance solution, Brunswick Finance. Brunswick Finance aims to simplify the consumer's purchase process from the pre-qualification application through underwriting, finalizing agreements, and e-signing for loans.

Distribution

We utilize independent distributors, dealers, and retailers (Dealers) for the majority of our boat sales, sales of parts and accessories, and some sales of marine engines. We have over 20,000 active Dealers serving our business segments worldwide. Our Dealers typically carry one or more product categories and are independent companies or proprietors that range in size from small, family-owned businesses to a large, publicly traded corporation with substantial revenues and multiple locations. Some Dealers sell our products exclusively, while a majority also carry competitor and complementary products. We partner with our Dealer network to improve quality, service, distribution, and delivery of parts and accessories to enhance the boating customer's experience.

Besides our network of independent Dealers, we sell parts and accessories to boat builders and operate our own wholesale parts and accessories distribution companies, which are leading distributors of marine parts and accessories with a network of warehouses located throughout the markets they serve, offering same or next-day delivery to a broad array of marine service facilities and Dealers. In addition, we operate a boat dealer in the Southeastern U.S. with four locations selling boats and parts and accessories.

Technology and Innovation

We believe Brunswick is uniquely positioned to define the future of the global marine industry. We are continuously and consistently innovating the future of recreational boating through frequent releases of new products, features, and functions; delivering intuitive and seamless solutions; advancing artificial intelligence-enabled approaches; and growing service, connectivity, autonomy, and alternative participation capabilities and businesses. To support our goal, we have established cross-functional and cross-business investments and initiatives, and hire leaders with strong technology experience.

In 2025, Navico Group's Simrad brand announced the launch of the Simrad AutoCaptain™ Autonomous Boating System, a revolutionary advancement in marine technology featuring full auto-docking capabilities, including docking, undocking, and short distance maneuvering. Simrad also unveiled the groundbreaking AutoTrack™ feature for the HALO 2000 and HALO 3000 radar systems, with the ability to automatically detect, track, and prioritize moving vessels and other targets, significantly enhancing situational awareness and on-water safety.

Highlights of other 2025 innovative products and awards include:

•Mercury Racing unveiled its latest R-Series outboard expansion – new 300R and 200R outboards with a 15-inch HD (Heavy Duty) midsection.

•Lund Boats unveiled its all-new Heavy Gauge series, a rugged, purpose-built line of aluminum fishing boats engineered to perform in the most demanding conditions.

•Bayliner introduced its latest innovation, the all-new C21, which won the Moteur Boat of the Year Award in the under 7-meter category, and the Best of Boats Award in the Best for Beginners category.

•The Sea Ray SDX 270 Surf won a prestigious European Powerboat of the Year 2026 award.

•Freedom Boat Club's Mobile App officially launched on the Google Play Store, expanding access to Android users across North America.

•Boating Industry Magazine awarded the 2025 Top Product Award to these Brunswick products:
◦Sea Ray SDX 250 Outboard
◦Simrad Recon trolling motor
◦Boston Whaler 330 Vantage
◦Mercury Marine 75e and 110e Avator electric outboards, and
◦Navan S30.

International Operations

Non-U.S. sales are set forth in Note 2 – Revenue Recognition and Note 5 – Segment Information in the Notes to Consolidated Financial Statements and are also included in the table below, which details our non-U.S. sales by region:

(in millions)	2025	2024	2023
Europe	$762.4	$744.4	$837.3
Canada	295.2	275.2	373.0
Asia-Pacific	374.1	357.1	410.0
Rest-of-World	316.7	312.8	331.3
Total	$1,748.4	$1,689.5	$1,951.6
Total International Sales as a Percentage of Net Sales	33%	32%	30%

We transact a portion of our sales in non-U.S. markets in local currencies, while a meaningful portion of our product costs are denominated in U.S. dollars as a result of our U.S. manufacturing operations. As a result, the strengthening or weakening of the U.S. dollar affects the financial results of our non-U.S. operations.

Propulsion non-U.S. sales comprised approximately 45 percent of our non-U.S. sales in 2025. Engine P&A non-U.S. sales comprised approximately 20 percent of our non-U.S. sales in 2025. Navico Group non-U.S. sales comprised approximately 18 percent of our non-U.S. sales in 2025. Boat non-U.S. sales comprised approximately 17 percent of our non-U.S. sales in 2025.

Raw Materials and Supplies

From a global supplier base that includes a significant number of U.S. suppliers, we purchase a wide variety of raw materials, parts, and components, including commodities such as aluminum, copper, resins, oil, and steel, as well as finished components such as boat windshields. The cost and availability of these inputs are subject to fluctuations driven by market conditions, inflation, tariffs, and other global economic and trade dynamics. In 2025, our operations experienced intermittent supply‑chain uncertainty and disruptions, which, in some cases, affected pricing, lead times, and availability.

Our global procurement teams actively manage these risks by working to secure adequate supply, leverage purchasing scale across our divisions, improve cost efficiencies, and mitigate the impact of tariffs and other trade‑related costs. These mitigation efforts may include supplier diversification, sourcing adjustments, pricing actions, and contractual approaches designed to reduce or share tariff exposure where practicable. In addition, we seek to mitigate commodity price risk on certain raw material purchases through the use of fixed‑price contracts or derivative instruments intended to reduce our exposure to changes in commodity prices.

Intellectual Property

We own intellectual property, including patents, trademarks, and trade secrets, related to our current and future products and production methods, in the U.S. and certain other countries. By law, patents have a limited term, so our patents expire over time. Our trademarks and trade secrets have potentially indefinite lives. We consider our collection of intellectual property to be a valuable asset that is important to our competitive position. As of December 31, 2025, we own more than:

•1,200 active U.S. patents;
•500 pending U.S. patent applications;
•750 active foreign patents;
•200 pending foreign patent applications;
•360 U.S. registered trademarks; and
•2,000 foreign registered trademarks.

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

Market and Competitive Conditions

Demand for our products is typically seasonal, with sales generally highest in the second quarter of the calendar year. Strong competition exists in most of our product groups, but no single enterprise competes with us in all product groups. In each product area, competitors range in size from large, highly-diversified companies to small, single-product businesses. We also indirectly compete with businesses that offer alternative leisure products or activities. The following summarizes our competitive position in each segment:

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

Boat. Although there are many boat manufacturers, few manufacturers compete in the breadth of categories or geographies in which our Boat segment competes. We compete on the bases of product features, technology, quality, brand strength, dealer service, pricing, performance, value, durability, and styling, along with effective promotion and distribution. In addition, Freedom Boat Club competes on number and quality of locations, pricing, and service.

Climate Change and Environmental Compliance

Our customers rely on clean air and water to enjoy our products and services. We are committed to practices and policies designed to help protect the environment and the well-being of our employees, customers, and the public. We strive to improve energy efficiency, reduce the cost of energy, and minimize the carbon emissions of our operations, supply chain, and product portfolio with environmental sustainability efforts integrated into our business strategy and operations. We seek to comply with applicable environmental regulatory and industry regulations and standards.

Sustainability accomplishments for 2025 include:

•Activation of two additional on-site solar arrays, for a total of 11 facilities;
•Completion of a heat recovery and reuse system at a Mercury Marine facility in Fond du Lac, Wisconsin;
•Attainment of zero waste-to-landfill status at Navico Group facilities in Wisconsin and the United Kingdom;
•Implementation of wood alternatives that include recycled plastic in Lund and Thunder Jet brand boats;
•Execution of a project to streamline distribution logistics for Navico Group products sold in Asia; and
•Transition to digital product manuals for the Princecraft brand.

For more information on our sustainability strategy, programming, data, recognitions, and goals, we refer you to our annual Sustainability Report (which is not incorporated by reference herein), available on our website at https://www.brunswick.com/corporate-responsibility/sustainability.

For further information, refer to Section 1A, Risk Factors, for a discussion of risks related to environmental compliance and to Note 11 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for a description of certain environmental proceedings.

Human Capital Resources

Brunswick is dedicated to creating an inspiring and welcoming work environment that attracts, develops, and retains top talent. We designed our Employee Value Proposition (EVP) to reflect the shared values that allow our employees to continue to transform the marine industry. The EVP is built around five key behaviors:

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

Employee Information

As of December 31, 2025, we employed approximately 14,000 employees, 95 percent of whom were full-time. Our employee base is approximately 60 percent hourly and 40 percent salaried. Temporary and contingent employees (including interns and co-ops) and contractors accounted for approximately 600 additional workers.

Global Employees by Region

United States
Canada or Latin America
Europe
Asia Pacific
6%
9%
19%
66%

Global Employees by Age

Under 30
30-39
40-49
50-59
60+
Not Disclosed
6%
15%
10%
22%
23%
24%

Global Employees by Gender

Male
Female
Not disclosed
3%
30%
67%

U.S. Employees by Race or Ethnicity

White
African American/Black
Hispanic/Latino
Asian
Two or more/all others & not disclosed
5%
3%
11%
8%
73%

Data as of December 31, 2025 for full-time employees.

Approximately 1,800 of our U.S. employees belong to labor unions and approximately 1,000 additional employees are members of international unions or work councils. We believe that our relationships with employees, unions, and work councils remain stable.

Health and Safety

Employee health and safety are top priorities. We seek to proactively identify and address potential safety risks in our business and operations. Our goal is to achieve zero work-related incidents and injuries. We maintain a Safety Management System (SMS) to formally address safety risks throughout the workplace and use our SMS to manage potential work-related hazards that pose a risk of high consequence of potential injury. Implementing processes and systems that meet our SMS criteria is designed to result in less frequent and less severe work-related incidents and injuries, while meeting or exceeding applicable regulatory requirements.

Our recordable and lost-time incident rates* from 2023 to 2025, recorded as of December 31, 2025, are as follows:
*Recordable Rate is the rate of injuries involving treatment beyond first aid per 100 employees; Lost-Time Incident Rate is the rate of injuries per 100 employees in which an employee was not able to work at least one day.

Our global recordable incident rate is considerably lower than the benchmarks of the U.S. Bureau of Labor Statistics for similar businesses and operations. Additionally, we reported no occupational fatalities in 2025.

Compensation and Benefits

Our compensation philosophy is to encourage performance that creates sustainable, long-term shareholder value; motivates achievement of financial and strategic goals; attracts, retains, and motivates talent; and reinforces our pay-for-performance culture. We are committed, and strive to ensure, that employees are paid equitably for their work, regardless of their gender, race/ethnicity, or age.

We offer market-competitive salaries and wages including incentive bonus opportunities for managers and senior individual contributors, an equity incentive program for director-level positions and above, and a discretionary retirement contribution dependent on Company performance. We also provide a range of benefits (varying by country) that includes paid time off, healthcare coverage, wellness initiatives, and financial savings and protection programs.

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

Engagement, Inclusion, and Belonging

During 2025, Brunswick again completed a global employee engagement survey, in which approximately 79 percent of employees participated. Insights from the survey will be used to develop action plans at the manager, facility, division, and corporate level to further enhance employee satisfaction and positive connections to Brunswick.
We view inclusion and belonging as strategic business initiatives. Three of our Executive Officers are female. We maintain five employee resource groups (ERGs): Women on Water, Brunswick Black Professionals Network, Asians and Pacific Islanders in Marine, Organization for Hispanic/Latinos for Leadership and Advancement, and Brunswick Veterans Network. These ERGs are self-organized, open to all employees, and focused on cultivating a sense of belonging and inclusion at Brunswick. Each ERG strives to support all of our employees by deepening engagement, unifying and connecting communities, and fostering individual growth.

Ethics and Human Rights

We believe our strong compliance culture plays a central role in our success. The Integrity Playbook, Brunswick’s code of conduct, serves as the foundation of our Ethics Program. In 2025, 97 percent of our active global salaried population completed our annual code of conduct training. In addition, we maintain a global ethics hotline for anyone to ask questions or raise concerns, including anonymously, and we forbid retaliation for good faith reports.

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

In times of economic uncertainty or recession, consumers tend to have less discretionary income and defer significant spending on non-essential items, which may adversely affect our financial performance. Economic uncertainty caused by international conflicts or tensions, the risk of inflation, and the macroeconomic environment may lead to unfavorable business outcomes. We continue to enhance our portfolio with new and/or expanded technologies, business models, services, and solutions that are less susceptible to economic cycles, but a portion of our business remains cyclical and sensitive to consumer spending on new engines, boats, and associated parts and accessories.

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

All our businesses are affected by global trade policy. We have been, and continue to be, subject to meaningful tariffs, such as China Section 301 investigation tariffs, Section 232 tariffs on steel and aluminum, and recent tariffs imposed under the International Emergency Economic Powers Act. U.S. trade actions have also prompted retaliatory measures by other countries, including tariffs on U.S.‑origin goods, which can reduce the competitiveness of our products in certain international markets. There may be no opportunity for exclusions from such tariffs, or we may not be granted exclusions. In addition to having to pay the tariffs, the volatile trade policy environment may lead to declining consumer confidence, inflation, lower economic expectations, and ultimately reduced demand for our products and services. This may result in a material adverse effect on our business, financial condition and results of operations as well as future asset impairments.

While we continue to attempt to mitigate or avoid some of these increased costs and disruptions, our ability to do so may be limited by operational and supply chain constraints, especially in the short term. In addition, our ability to recover cost increases through price adjustments may be limited by competitive pressures, customer acceptance, and contractual limitations. As a result, these changes could have a material adverse effect on our business, financial condition, and results of operations.

Fiscal and monetary policy changes may negatively impact worldwide economic and credit conditions and adversely affect our industries, businesses, and financial condition.

Fiscal and monetary policy could have a material adverse impact on worldwide economic conditions, the financial markets, and availability of credit and, consequently, may negatively affect our industries, businesses, and overall financial condition. Customers often finance purchases of our products, particularly boats, and as interest rates rise, the cost of financing the purchase also increases. If credit conditions worsen, become unavailable to customers, or if interest rates remain elevated and adversely affect the ability of customers to finance potential purchases at acceptable terms and interest rates or at all, it could result in a decrease in sales or delay improvement in sales.

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

We sell products manufactured in the U.S. into certain international markets, including Europe, Canada, Latin America and Asia-Pacific in U.S. dollars. Demand for our products in these markets may be diminished by a strong U.S. dollar, or we may need to lower prices to remain competitive. Some of our competitors with cost positions based outside the U.S., including Asian-based outboard engine manufacturers and European-based large fiberglass boat manufacturers, may have an improved cost position due to a strengthening U.S. dollar, which could result in pricing pressures on our products. Although these factors have existed for several years, we do not believe they have had a material adverse effect on our competitive position to date.

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

RISKS RELATED TO OUR BUSINESS AND OPERATIONS

Failure to successfully manage our manufacturing footprint could affect our operating and financial results.

Over the past several years, we have made decisions to close certain manufacturing and distribution facilities while also choosing to make strategic capital investments in other facilities to enhance efficiency and support long-term growth. For example, in 2025, we announced the decision to close our Reynosa, Mexico facility, transitioning production to two high-performing U.S.-based manufacturing centers, as well as the Flagler Beach, Florida facility, consolidating production in our Edgewater, Florida operations. While these moves are designed to reduce fixed costs and unlock greater productivity and efficiency while maintaining flexibility for future growth, they also pose certain risks.

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

We must carefully manage our capital improvement projects, expansions, efficiency enhancements, and any consolidation or decrease in capacity utilization to ensure the projects meet cost targets, comply with applicable environmental, safety, and other regulations, uphold high-quality workmanship, and meet our business goals. Failure to do so could materially and adversely affect our business, financial condition, and results of operations.

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

Instability, including, but not limited to, political events, civil unrest, or an increase in criminal activity in locations where we maintain a significant presence, could adversely impact our manufacturing and business operations. Decreased stability poses a risk of business interruption and delays in shipments of materials, components, and finished goods, as well as a risk of decreased local retail demand for our products.

In addition, political and economic uncertainty and shifts pose risks of volatility in other global markets, which could affect our operations and financial results. Changes in domestic or foreign trade, manufacturing, or other policies may create negative sentiment about the U.S. among non-U.S. customers, employees, or prospective employees, which could adversely affect our business, sales, hiring, and employee retention. If we continue to expand our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other risks, which could materially impact international operations or the business as a whole.

Our financial results may be adversely affected by our third party suppliers' increased costs or inability to meet required production levels due to increased demand or disruption of supply of raw materials, parts, and product components.

We rely on third parties to supply raw materials used in the manufacturing process, including oil, aluminum, copper, steel, and resins, as well as product parts and components. The prices for these raw materials, parts, and components fluctuate depending on market conditions and, in some instances, commodity prices or trade policies, including tariffs. Substantial increases in the prices of raw materials, parts, and components increase our operating costs, and could reduce our profitability if we are unable to recoup the increased costs through higher product prices, improved operating efficiencies, or hedging programs. Similarly, if a critical supplier were to close its operations, cease manufacturing, or otherwise fail to deliver an essential component necessary to our manufacturing operations, that could detrimentally affect our ability to manufacture and sell our products, resulting in an interruption in business operations and/or a loss of sales.

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

Some additional supply risks that could disrupt our operations, impair our ability to deliver products to customers, and negatively affect our financial results include:

•financial pressures on our suppliers due to global tariff regimes, a weakening economy, or unfavorable conditions in other end markets;
•supplier manufacturing constraints and investment requirements;
•deterioration of our relationships with suppliers;
•events such as natural disasters, power outages, or labor strikes;
•cybersecurity events that affect supplier systems;
•disruption at major global ports and shipping hubs; or
•an outbreak of disease or facility closures due to a public health threat.

These risks are exacerbated in the case of single-source suppliers, and the exclusive supplier of a key component could potentially exert significant bargaining power over price, quality, warranty claims, or other terms.

We experienced supply shortages and increases in costs to certain materials in 2025. We continue to address these issues by identifying alternative suppliers for key materials and components, working to secure adequate inventories of critical supplies, and continually monitoring the capabilities of our supplier base. In the future, however, we may experience shortages, delayed delivery, and/or increased prices for key materials, parts, and supplies that are essential to our manufacturing operations.

Adverse weather conditions and climate change events can have a negative effect on revenues.

Changes in seasonal weather conditions can have a significant effect on our operating and financial results. Sales of our marine products are typically stronger just before and during spring and summer, and favorable weather during these months generally has a positive effect on consumer demand. Conversely, unseasonably cool weather, excessive rainfall, or drought conditions during these periods can reduce or change the timing of demand. Our revenues could be negatively affected if our sales were to fall below expected seasonal levels during these periods. Climate change could have an impact on longer-term natural weather trends, resulting in environmental changes including, but not limited to, increases in severe weather; changing sea levels; changes in sea, land, and air temperatures; poor water conditions; and reduced access to water, which could disrupt or negatively affect our business.

Catastrophic events, including natural and environmental disasters, acts of terrorism, or civil unrest, could have a negative effect on our operations and financial results.

Hurricanes, floods, earthquakes, storms, wildfires, and catastrophic natural or environmental disasters, as well as acts of terrorism, violence, or civil unrest, could disrupt our distribution channel, operations, or supply chain and decrease consumer demand. If a catastrophic event takes place in one of our major markets, our sales could be diminished or our assets could be damaged. Additionally, if such an event occurs at or near our business locations, manufacturing facilities, or key supplier facilities, business operations and/or operating systems could be interrupted. We could be uniquely affected by weather-related catastrophic events, the severity of which may increase as a result of climate change, due to the location of certain of our boat facilities in coastal Florida, the size of the manufacturing operation in Fond du Lac, Wisconsin, and FBC locations on waterfronts.

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

The impact of actual or potential public health emergencies, epidemics, or pandemics on the Company, our suppliers, dealers, and customers, and the general economy could be wide-ranging and significant, depending on the nature of the issue, governmental actions taken in response, and the public reaction. The impact of such events could include employee illness, quarantines, cancellation of events and travel, shutdowns, reduction in economic activity, and supply chain interruptions, which could cause significant disruptions to global economies and financial markets. In addition, these events could result in future volatility in demand, positively or negatively, for one or more of our products and have a negative effect on our business, financial condition, and results of operations.

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

Our ability to continue generating strong cash flow and profits depends partly on the sustained successful execution of our strategic plan and growth initiatives, including optimizing our business and product portfolio, continuing to successfully integrate acquisitions, and improving operating efficiency. To address risks associated with our plan and growth initiatives, we have established processes to regularly review, manage, and modify our plans, and we believe we have appropriate oversight to monitor initiatives and their impact. However, our strategic plan and growth initiatives may require significant investment and management attention, which could result in the diversion of these resources from the core business and other business issues and opportunities. Additionally, any strategic plan is subject to certain risks, including market conditions, customer acceptance, competition, the ability to manufacture products on schedule and to specification, the supply chain, and/or the ability to attract and retain qualified management and other personnel. There is no assurance that we will be able to develop and successfully implement our strategic plan and growth initiatives in a manner that fully achieves our strategic objectives.

Our business and operations are dependent on the expertise of our key contributors, our successful implementation of succession plans, and our ability to attract and retain management employees and skilled labor.

The talents and efforts of our employees, particularly key managers, are vital to our success. Our management team has significant industry experience and would be difficult to replace. We may be unable to retain them or to attract other highly qualified employees. Failure to hire, develop, and retain highly qualified employee talent and to develop and implement an adequate succession plan for the management team could disrupt our operations and adversely affect our business and future success. We perform an annual review of management succession plans with the Board of Directors, including reviewing executive officer and other important positions to substantially mitigate the risk associated with key contributor transitions, but we cannot ensure that all transitions will be implemented successfully.

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

If demand for recreational boats declines with a weakening economy, if demand for our products declines, or if new product introductions are expected to replace existing products, our dealers, retailers, and other distributors could decide to reduce the number of units they hold. In the future, customers may have fewer hybrid or flexible work opportunities, which could reduce their available recreational time or willingness to purchase our products. These factors and recent economic headwinds could weaken demand for marine products and result in sustained lower dealer stocking levels. These actions could result in wholesale sales reductions in excess of retail sales reductions and would likely result in lower production levels of certain products, potentially causing lower rates of absorption of fixed costs in our manufacturing facilities and lower margins. While we have processes in place to help manage dealer inventories at appropriate levels, potential inventory reductions remain a risk to our future sales and results of operations.

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

Our franchisees are an integral part of the FBC business and its growth strategies. We may be unable to successfully implement our growth strategies if our franchisees do not participate in the implementation of those strategies or if we are unable to attract a sufficient number of qualified franchisees. While our franchisees are required to comply with franchise and related agreements, our franchisees are independent and manage their boat clubs as independent businesses, responsible for day-to-day operations of their boat clubs. If these franchisees fail to maintain or act in accordance with applicable brand standards; experience service, safety, or other operational problems, including any data breach involving club member information; or project a brand image inconsistent with ours, our image and reputation could suffer, which in turn could hurt our business and operating results.

RISKS RELATED TO CYBERSECURITY AND TECHNOLOGY

Our business operations could be negatively impacted by a system outage caused by a breach of our information technology systems or operational technology systems.

We manage our global business operations through a variety of information technology (IT) and operational technology (OT) systems which we regularly enhance to increase efficiency and security. We depend on these systems for commercial transactions, customer interactions, manufacturing, branding, employee tracking, and other applications. Some of the systems are based on legacy technology and operate with a minimal level of available support, and acquisitions using other systems have added to the complexity of our IT and OT infrastructure. New system implementations across the enterprise also pose risks of outages or disruptions, which could affect our suppliers, commercial operations, and customers. We continue to upgrade, streamline, and integrate these systems and have invested in strategies to prevent a failure or breach but, like those of other companies, our systems are susceptible to outages due to natural disasters, power loss, computer viruses, security breaches, hardware or software vulnerabilities, disruptions, and similar events.

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

We exchange information with many trading partners across all aspects of our commercial operations through our IT systems. A breakdown, outage, malicious intrusion, breach, ransom attack, or other disruption of communications could result in erroneous or fraudulent transactions, disclosure of confidential information, loss of reputation and confidence, and may also result in legal claims or proceedings, penalties, and remediation costs. We have numerous e-commerce and e-marketing portals and our systems may contain personal information of customers or employees; therefore, we must continue to be diligent in protecting against malicious cyber attacks. We have been the target of attempted cyber attacks and other security threats and we may be subject to future breaches of our IT and OT systems. We have programs in place that are intended to detect, contain, and respond to data security incidents and that provide at least annual employee awareness training regarding phishing, malware, and other cyber risks. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect, we may be unable to anticipate these techniques or implement adequate preventive measures. Moreover, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. If our security measures are breached or fail, unauthorized persons may be able to obtain access to or acquire personal or other confidential data and/or disrupt our IT and OT systems. Depending on the nature of the information or systems compromised, we may also have obligations to notify consumers and/or employees about the incident, and we may need to provide some form of remedy, such as a subscription to a credit monitoring service, for the individuals affected by the incident. For example, we provided certain affected individuals credit monitoring as a result of the IT security incident in June 2023. This or future events could negatively affect our relationships with customers or trading partners, lead to potential claims against us, and damage our image and reputation.

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

We are subject to various data protection and privacy laws and regulations in the countries where we operate because we collect, store, process, share, and use personal information, and we rely on third parties that are not directly under our control to do so as well. For example, we are subject to the General Data Protection Regulation (GDPR) in the European Union (EU) and the California Consumer Privacy Act (CCPA). Although we have implemented plans to comply with these laws, privacy authorities and private litigants are active in pursuing investigations and litigation, and these and future laws and regulations could impose even greater compliance burdens and risks with respect to privacy and data security. The EU (through the GDPR), all fifty U.S. states, and a growing number of legislative and regulatory bodies elsewhere in the world have adopted data breach notification requirements in the event of unauthorized access to or acquisition of certain types of personal information. These breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs, require significant management time and attention, and increase negative publicity surrounding any incident that compromises personal information.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

Our success depends upon the continued strength of our brands.

We believe that our brands, particularly including Mercury Marine, Boston Whaler, Lund, and Sea Ray, significantly contribute to our success, and that maintaining and enhancing these brands is important to expanding our customer base. A failure to adequately promote, protect, and strengthen our brands could adversely affect our business and results of operations. Further, in connection with the divestiture of the bowling and billiards businesses, we licensed certain trademarks and service marks, including use of the name "Brunswick," to the acquiring companies. Our reputation may be adversely affected by the purchasers' inappropriate use of the marks or of the name Brunswick, including potential negative publicity, loss of confidence, or other damage to our image due to this licensed use.

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

We recorded $322.5 million in impairment charges for Navico Group associated with an impairment of the Navico Group reporting unit's goodwill and trade names during the year ended December 31, 2025. As of December 31, 2025, the balance of total goodwill and indefinite lived intangible assets for the enterprise was $976.4 million, which represents approximately 18 percent of total assets. If the future operating performance of either the Company or individual operating segments is not sufficient, we could be required to record additional non-cash impairment charges. Impairment charges could substantially affect our reported earnings in the periods such charges are recorded. In addition, impairment charges could indicate a reduction in business value which could limit our ability to obtain adequate financing in the future.

We manufacture and sell products that create exposure to potential claims and litigation.

Our manufacturing operations and the products we produce could result in product quality, warranty, personal injury, property damage, and other claims. The adoption of new technologies, such as artificial intelligence or autonomous products, may result in new or enhanced regulations, litigation, or liability. To manage these risks, we have established a global, enterprise-wide program charged with the responsibility for reviewing, addressing, and reporting on product integrity issues. Historically, the resolution of such claims has not had a materially adverse effect on our business, and we maintain what we believe to be adequate insurance coverage to mitigate a portion of these risks. However, we may experience material losses in the future, incur significant costs to defend claims or issue product recalls, experience claims in excess of our insurance coverage or that are not covered by insurance, or be subjected to fines or penalties. Our reputation may be adversely affected by such claims, whether or not successful, including potential negative publicity about our products, and such claims could divert the efforts of our personnel, even if we are successful in defending them. We record accruals for known potential liabilities, but there is the possibility that actual losses may exceed these accruals and therefore negatively impact earnings.

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

Environmental restrictions, boat plant emission restrictions, and permitting and zoning requirements can limit production capacity, access to water for boating (or certain types of boats or propulsion) and marinas, and storage space. While future requirements, including any imposed on recreational boating, are not expected to be unduly restrictive, they may deter potential customers, thereby reducing our sales. Furthermore, regulations allowing the sale of fuel containing higher levels of ethanol for automobiles, which is not appropriate or intended for use in marine engines, may nonetheless result in increased warranty, service costs, customer dissatisfaction with products, and other claims against us if boaters mistakenly use this fuel in marine engines, causing damage to and the degradation of components in their marine engines. Many of our customers use our products for fishing and related recreational activities. Regulatory or commercial policies and practices impacting access to water, including availability of slip locations and/or the ability to transfer boats among different waterways, access to fisheries, or the ability to fish in some areas could negatively affect demand for our products. As we evolve our product electrification strategy, we are potentially subject to emerging regulations and requirements under the European Union Battery Directive or other similar regulations regarding transportation, storage, handling, and use of batteries and the components used in battery manufacturing. These requirements, if adopted, could increase our costs, potentially reducing consumer demand for our products.

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

Our provision for income taxes and cash tax liability may be adversely impacted by changes in tax laws and interpretations in the U.S. or in other countries in which we operate. H.R. 1 (the Act), enacted on July 4, 2025, included multiple changes to business tax and international tax provisions that apply to us. We continue to monitor the impact of the Act and to evaluate the different elections that are available with respect to the timing of deductions. The Act did not have a material impact on the our financial statements for the year ended December 31, 2025. It is possible that future interpretations or additional tax law changes could have a material impact on our tax rate. In addition, many non-U.S. jurisdictions are implementing local legislation based upon the Organization for Economic Co-operation and Development’s (OECD) base erosion and profit shifting project. On January 5, 2026, the OECD announced that the Inclusive Framework on Base Erosion and Profit Shifting agreed to a new package of administrative guidance for the global minimum tax rules. We do not expect this package (often referred to as the side-by-side agreement) will have a material impact on our tax provision, and we will continue to evaluate our obligations under these rules as local country legislation continues to evolve. Future changes could negatively impact our tax provision, cash flows, and/or tax-related balance sheet amounts, including our deferred tax asset values, and increase the complexity, burden, and cost of tax compliance.

RISKS RELATED TO OUR COMMON STOCK

The timing and amount of our share repurchases are subject to a number of uncertainties.

The Board of Directors has authorized our discretionary repurchase of outstanding common stock, to be systematically completed in the open market or through privately negotiated transactions. In 2025, we repurchased $80.0 million of shares, and we plan to continue share repurchases in 2026 and beyond. The amount and timing of share repurchases are based on a variety of factors. Important considerations that could cause us to limit, suspend, or delay future stock repurchases include:

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

Brunswick’s cybersecurity risk management program is managed by a dedicated cybersecurity team. The team is led by the Chief Information Security Officer (CISO), who reports directly to the Chief Executive Officer (CEO), and has over 20 years of experience in information security, cybersecurity, and IT risk management. Brunswick’s CISO holds a BBA, majoring in Accounting and Management Information Systems, and an MBA in Strategy and General Management. The CISO is supported by a leadership team with backgrounds in cybersecurity, risk management, and other related capabilities.

Brunswick’s cybersecurity risk management program leverages the National Institute of Standards and Technology (NIST) Cybersecurity Framework as guidance and partners with the Office of the Chief Information Officer (CIO) to execute the program. The team regularly assesses the threat landscape to manage risks through a layered cybersecurity strategy based on prevention, detection, and containment, including processes for escalating information about threats or cyber incidents to management and the Board of Directors. We have other policies and procedures that directly or indirectly relate to cybersecurity, including those related to remote access monitoring, encryption, antivirus protection, multifactor authentication, confidential information, artificial intelligence, and the use of the internet, email, and wireless devices. We also engage third parties in connection with the assessment of our cybersecurity risk management processes against the NIST framework. We actively engage with key vendors, industry participants, and law enforcement communities as part of our continuing efforts to evaluate and improve our program. Internally, our employees are a key part of our program: Brunswick enables a culture in which security is everyone’s responsibility. Employees are trained through various methods throughout the year, including annual security training.

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

Brunswick’s Board of Directors (the Board) and its committees are actively engaged in managing cybersecurity risk and overseeing our information security programs. The Audit and Finance Committee (the Committee) is primarily responsible for oversight of our information technology and information security/cybersecurity programs. The Committee includes directors with expertise in technology, audit, finance, and compliance, equipping them to effectively oversee the program. The CISO typically updates the Committee at each of its regularly scheduled meetings. These reports include updates on our information security/cybersecurity programs and key performance indicators, assessment of the program, emerging risks, policies, procedures, training, and risk mitigation strategies. The CIO and CISO also provide the Board with information technology and cybersecurity reports on at least an annual basis and with greater frequency as necessary. In addition, the Board oversees Brunswick’s long-standing enterprise risk management (ERM) process, which regularly identifies, assesses, and mitigates enterprise and emerging risks, including cyber risks.

In 2025, Brunswick did not identify any cyber events or risks from cybersecurity threats that could be considered material, individually or in the aggregate.

Notwithstanding our program, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. For further information, refer to Section 1A, Risk Factors for a discussion of risks related to cybersecurity and technology.

Item 2. Properties

We operate manufacturing plants, distribution warehouses, sales and engineering offices, and product test sites around the world. Research and development facilities are primarily located at manufacturing sites. We believe our facilities are suitable and adequate for our current needs and are well maintained and in good operating condition. Most plants and warehouses are of modern, single-story construction, providing efficient manufacturing and distribution operations. We believe our manufacturing facilities have the capacity, or we are investing to increase capacity, to meet current and anticipated demand. Our principal properties are as follows:

Segment	Location	Primary Use	Ownership
All Segments	Mettawa, IL (US)	Corporate headquarters	Leased
Propulsion and Engine P&A	Fond du Lac, WI (US)	Manufacturing and office	Owned
Propulsion, Engine P&A and Boat	Petit-Rechain, Belgium	Distribution and office	Owned
Propulsion and Engine P&A	Juarez, Mexico	Light assembly and distribution	Owned/Leased
Engine P&A	Brownsburg, IN (US)	Distribution	Leased
Navico Group	Lowell, MI (US)	Manufacturing and office	Leased
Navico Group	Menomonee Falls, WI (US)	Light assembly, distribution, office	Leased
Navico Group	Ensenada, Mexico	Manufacturing and distribution	Owned
Navico Group	Amsterdam, Netherlands	Engineering, distribution, office	Leased
Boat	Edgewater, FL (US)	Manufacturing	Owned
Boat	Merritt Island, FL (US)	Manufacturing	Owned
Boat	Fort Wayne, IN (US)	Manufacturing	Owned
Boat	New York Mills, MN (US)	Manufacturing	Owned
Boat	Knoxville, TN (US)	Office	Leased
Boat	Vonore, TN (US)	Manufacturing	Owned
Boat	Princeville, Quebec, Canada	Manufacturing	Owned
Boat	Vila Nova de Cerveira, Portugal	Manufacturing	Owned

Item 3. Legal Proceedings

Refer to Note 11 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for information about any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

Information About Our Executive Officers

Brunswick's Executive Officers are listed in the following table:

Officer Name	Present Position	First Became an Executive Officer	Age
David M. Foulkes	Chairman and Chief Executive Officer	2019	64
Ryan M. Gwillim	Executive Vice President and Chief Financial and Strategy Officer	2020	46
John G. Buelow	Executive Vice President and President — Mercury Marine	2023	55
Christopher F. Dekker	Executive Vice President, General Counsel, Secretary, and Chief Compliance Officer	2014	57
Aine L. Denari	Executive Vice President and President — Navico Group and Chief Technology Officer	2020	53
Brenna D. Preisser	Executive Vice President and President — Brunswick Boat Group	2016	48
Jill M. Wrobel	Executive Vice President and Chief Human Resources Officer	2021	45
Randall S. Altman	Senior Vice President and Controller	2019	54

The executive officers named above have been appointed to serve until their successors are chosen and qualified or until the executive officer's earlier resignation or removal.

David M. Foulkes was named Chief Executive Officer of Brunswick in 2019 and appointed Chairman of the Board of Directors in March 2025. Mr. Foulkes served as Chief Technology Officer and President, Brunswick Marine Consumer Solutions from May 2018 to 2019, as Vice President and Brunswick Chief Technology Officer from 2014 to 2018, as Vice President of Product Development and Engineering, Mercury Marine, from 2010 to 2018 and as President of Mercury Racing from 2012 to 2018. Previously, Mr. Foulkes held positions of increasing responsibility at Mercury Marine from the start of his employment in 2007.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Brunswick's common stock is traded on the New York Stock Exchange and NYSE Texas, Inc under the symbol "BC". As of February 10, 2026, there were 5,756 shareholders of record of our common stock.

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

	2020	2021	2022	2023	2024	2025
Brunswick	100.00	171.03	126.14	172.04	117.40	138.09
S&P 400 GICS Consumer Discretionary Index	100.00	166.06	131.16	164.06	178.04	169.21
S&P 400 Index	100.00	139.66	121.63	142.84	161.02	174.98

The basis of comparison is a $100 investment made on December 31, 2020 in each of: (i) Brunswick, (ii) the S&P 400 GICS Consumer Discretionary Index and (iii) the S&P 400 Index. All dividends are assumed to be reinvested. The S&P 400 GICS Consumer Discretionary Index encompasses industries including household durable goods, textiles and apparel and leisure equipment. Brunswick believes the companies included in this index provide the most representative sample of enterprises that are in primary lines of business that are similar to ours.

Issuer Purchases of Equity Securities

On both July 19, 2022 and January 30, 2024, our Board of Directors approved $500.0 million increases to our outstanding share repurchase authorization. During 2025, we repurchased $80.0 million of stock and as of December 31, 2025, the remaining authorization under the share repurchase program was $341.5 million.

During the three months ended December 31, 2025, we repurchased the following shares of common stock:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Amount of Dollars that May Yet Be Used to Purchase Shares Under the Program
September 28 to October 25	72,222	$63.61	72,222
October 26 to November 22	70,199	65.50	70,199
November 23 to December 31	81,109	71.60	81,109
Total	223,530	$67.10	223,530	$341,466,795

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

We do not provide forward-looking guidance for certain financial measures on a GAAP basis because we are unable to predict certain items contained in the GAAP measures without unreasonable effort. These items may include restructuring, exit and impairment costs, special tax items, acquisition-related costs, and certain other unusual adjustments.

For a discussion of Brunswick's consolidated results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, refer to Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2025.

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

The table below summarizes the impact of changes in currency exchange rates and also the impact of acquisitions on our net sales:

	Net Sales		2025 vs. 2024
(in millions)	2025	2024	GAAP	Currency Impact	Acquisition Impact
Propulsion	$2,177.2	$2,074.2	5.0%	0.3%	—%
Engine P&A	1,217.5	1,160.8	4.9%	0.1%	—%
Navico Group	800.4	800.2	—%	0.9%	—%
Boat	1,525.2	1,553.5	(1.8)%	0.2%	0.5%
Segment Eliminations	(357.5)	(351.6)	(1.7)%	—%	—%
Total	$5,362.8	$5,237.1	2.4%	0.3%	0.2%

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Operations for 2025 and 2024:

			2025 vs. 2024
(in millions, except per share data)	2025	2024	$	%
Net sales	$5,362.8	$5,237.1	$125.7	2.4%
Cost of sales	4,030.6	3,886.3	144.3	3.7%
Gross margin (A)	1,332.2	1,350.8	(18.6)	(1.4)%
Selling, general and administrative expense	851.1	747.9	103.2	13.8%
Research and development expense	168.7	169.6	(0.9)	(0.5)%
Restructuring, exit and impairment charges	353.1	121.7	231.4	NM
Operating (loss) earnings	(40.7)	311.6	(352.3)	NM
Equity earnings	7.0	8.6	(1.6)	(18.6)%
Other (expense) income, net	(1.6)	9.0	(10.6)	NM
(Loss) earnings before interest and income taxes	(35.3)	329.2	(364.5)	NM
Interest expense	(111.7)	(126.6)	14.9	11.8%
Interest income	7.2	13.4	(6.2)	(46.3)%
Gain (loss) on early extinguishment of debt	4.1	(12.7)	16.8	NM
(Loss) earnings before income taxes	(135.7)	203.3	(339.0)	NM
Income tax provision	0.2	54.0	(53.8)	(99.6)%
Net (loss) earnings from continuing operations	(135.9)	149.3	(285.2)	NM
Net (loss) from discontinued operations, net of tax	(1.4)	(19.2)	17.8	(92.7)%
Net (loss) earnings	(137.3)	130.1	(267.4)	NM

Diluted (loss) earnings per common share from continuing operations	$(2.06)	$2.21	$(4.27)	NM

Expressed as a percentage of Net sales:
Gross margin (A)	24.8%	25.8%		(100) bps
Selling, general and administrative expense	15.9%	14.3%		160 bps
Research and development expense	3.1%	3.2%		(10) bps
Restructuring, exit and impairment charges	6.6%	2.3%		430 bps
Operating margin	(0.8)%	5.9%		(670) bps

NM = not meaningful
bps = basis points

(A)Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Operations.

The following is a reconciliation of our non-GAAP measures, adjusted operating earnings and adjusted diluted earnings per common share from continuing operations for 2025 and 2024:

	Operating (loss) Earnings		Diluted (Loss) Earnings Per Share
(in millions, except per share data)	2025	2024	2025	2024
GAAP	$(40.7)	$311.6	$(2.06)	$2.21
Restructuring, exit and impairment charges	353.1	121.7	5.03	1.41
Purchase accounting amortization	58.6	58.5	0.84	0.68
Acquisition, integration, and IT related costs	0.1	3.6	—	0.04
Special tax items (A)	—	—	(0.48)	0.19
(Gain) loss on early extinguishment of debt	—	—	(0.06)	0.15
Release of dissolved entity foreign currency translation	—	—	—	0.01
Gain on sale of business	—	—	—	(0.12)
As Adjusted	$371.1	$495.4	$3.27	$4.57

GAAP operating margin	(0.8)%	5.9%
Adjusted operating margin	6.9%	9.5%

(A) Special tax items during the year ended December 31, 2025 primarily relates to the discrete income tax benefit associated with goodwill impairment and 2024 tax return to provision adjustments. Special tax items during the year ended December 31, 2024 primarily relate to the discrete income tax expense recorded associated with an increase in the state valuation allowance and the discrete income tax benefit associated with goodwill impairment.

2025 vs. 2024

Net sales increased 2.4 percent during 2025 when compared with 2024. The components of the consolidated net sales change were as follows:

Percent change in net sales compared to the prior year
2025
Volume	(0.8)%
Product Mix and Price	2.7%
Acquisitions	0.3%
Currency	0.2%
2.4%

Sales in 2025 increased compared to the prior year resulting from improved second-half market conditions and resulting stronger wholesale orders together with strong P&A and after market performance that helped overcome the impacts of the challenging first-half retail environment. Refer to the Propulsion, Engine P&A, Navico Group and Boat segments for further details on the drivers of net sales changes.

Gross margin decreased 100 basis points in 2025 when compared with 2024 driven by material inflation including tariffs (250 bps), partially offset by an increase in sales (120 bps), favorable currency exchange-rate fluctuations (20 bps), and higher absorption (10 bps).

Selling, general and administrative expenses as a percentage of net sales increased 160 basis points during 2025 when compared with the same prior year period, primarily due to the reinstatement of variable compensation (194 bps), which was partially offset by higher sales (34 bps). Research and development expense remained flat during 2025 versus 2024.

During 2025, we recorded restructuring, exit and impairment charges of $353.1 million compared with $121.7 million in 2024. Restructuring, exit and impairment charges include $322.5 million and $85.0 million of Navico Group impairments in 2025 and 2024 respectively. We estimate that the restructuring actions executed in 2025 will result in approximately $16.0 million of annualized cost savings. See Note 3 – Restructuring, Exit and Impairment Activities in the Notes to Consolidated Financial Statements for further details.

We recognized Equity earnings (loss) of $7.0 million and $8.6 million in 2025 and 2024, respectively, which were mainly related to our marine and technology-related joint ventures. Refer to Note 1 – Significant Accounting Policies in the Notes to Consolidated Financial Statements for further information.

We recognized $(1.6) million and $9.0 million in 2025 and 2024, respectively, in Other (loss) income, net. Other (loss) income, net primarily includes remeasurement gains and losses resulting from changes in foreign currency rates and other postretirement benefit costs as well as the gain on sale of one of our businesses in 2024.

Net interest expense decreased in 2025 compared with 2024 due to a decrease in average daily debt outstanding, which was driven by early extinguishment of debt. We recognized a gain on early extinguishment of debt related to the tender offer slightly offset by a loss on early extinguishment of debt related to 2048 Notes and 2049 Notes. Refer to Note 14 – Debt in the Notes to Consolidated Financial Statements.

We recognized an income tax provision of $0.2 million and $54.0 million in 2025 and 2024, respectively. For the year ended December 31, 2025 the effective income tax rate differed from the statutory federal income tax rate of 21%, primarily due to the impact of the goodwill and intangible asset impairments. The effective tax rate, which is calculated as the income tax provision as a percentage of earnings before income taxes, was (0.2) percent and 26.6 percent for 2025 and 2024, respectively. See Note 10 – Income Taxes in the Notes to Consolidated Financial Statements for a reconciliation of our effective tax rate and statutory Federal income tax rate.

Due to the factors described in the preceding paragraphs, Operating (loss) earnings, Net (loss) earnings from continuing operations, and Diluted (loss) earnings per common share from continuing operations decreased during 2025. Diluted (loss) earnings per common share from continuing operations benefited from common stock repurchases in both years.

Segments

We have four reportable segments: Propulsion, Engine P&A, Navico Group, and Boat. Refer to Note 5 – Segment Information in the Notes to Consolidated Financial Statements for details on the segment operations.

Propulsion Segment

The following table sets forth Propulsion segment results and a reconciliation to our non-GAAP measure of adjusted operating earnings for the years ended December 31, 2025 and 2024:

			2025 vs. 2024
(in millions)	2025	2024	$	%
Net sales	$2,177.2	$2,074.2	$103.0	5.0%

GAAP operating earnings	$193.0	$242.6	$(49.6)	(20.4)%
Restructuring, exit and impairment charges	1.2	9.6	(8.4)	(87.5)%
Purchase accounting amortization	1.2	1.5	(0.3)	(20.0)%
Acquisition, integration, and IT related costs	0.1	1.5	(1.4)	(93.3)%
Adjusted operating earnings	$195.5	$255.2	$(59.7)	(23.4)%

GAAP operating margin	8.9%	11.7%		(280) bps
Adjusted operating margin	9.0%	12.3%		(330) bps

bps = basis points

2025 vs. 2024

Propulsion segment's net sales increased 5 percent in 2025 versus prior year due to pricing actions and strong OEM orders. The components of the Propulsion segment's net sales change were as follows:

Percent change in net sales compared to the prior year
2025
Volume	0.3%
Product Mix and Price	4.4%
Currency	0.3%
5.0%

International sales were 37 percent of the Propulsion segment's net sales in 2025. International sales increased 8 percent year-over-year on a GAAP basis and 8 percent on a constant currency basis.

Propulsion segment's operating earnings decreased versus the prior year, primarily due to the impact of incremental tariffs and reinstatement of variable compensation slightly offset by increased sales and higher absorption.

Engine P&A Segment

The following table sets forth Engine P&A segment results and a reconciliation to our non-GAAP measure of adjusted operating earnings for the years ended December 31, 2025 and 2024:

			2025 vs. 2024
(in millions)	2025	2024	$	%
Net sales	$1,217.5	$1,160.8	$56.7	4.9%

GAAP operating earnings	$220.3	$219.9	$0.4	0.2%
Restructuring, exit and impairment charges	0.4	4.8	(4.4)	(91.7)%
Adjusted operating earnings	$220.7	$224.7	$(4.0)	(1.8)%

GAAP operating margin	18.1%	18.9%		(80) bps
Adjusted operating margin	18.1%	19.4%		(130) bps

NM = not meaningful
bps = basis points

2025 vs. 2024

Engine P&A segment's net sales increased 4.9 percent in 2025 versus the prior year reflecting strong boater participation and continued share gains in our distribution business line. The components of the Engine P&A segment's net sales change were as follows:

Percent change in net sales compared to the prior year
2025
Volume	4.3%
Product Mix and Price	0.5%
Currency	0.1%
4.9%

International sales were 29 percent of the Engine P&A segment's net sales in 2025. International sales increased 2 percent year-over-year on a GAAP basis and increased 1 percent on a constant currency basis.

Engine P&A segment's operating earnings increased slightly versus prior year primarily due to increased sales, which were partially offset by the reinstatement of variable compensation and tariffs.

Navico Group Segment

The following table sets forth Navico Group segment results and a reconciliation to our non-GAAP measure of adjusted operating earnings for the years ended December 31, 2025 and 2024:

			2025 vs. 2024
(in millions)	2025	2024	$	%
Net sales	$800.4	$800.2	$0.2	0.0%

GAAP operating loss	$(339.6)	$(100.6)	$(239.0)	NM
Restructuring, exit and impairment charges	334.5	98.6	235.9	NM
Purchase accounting amortization	53.0	53.0	—	NM
Acquisition, integration, and IT related costs	—	1.7	(1.7)	NM
Adjusted operating earnings	$47.9	$52.7	$(4.8)	(9.1)%

GAAP operating margin	(42.4)%	(12.6)%		NM
Adjusted operating margin	6.0%	6.6%		(60) bps

NM = not meaningful
bps = basis points

2025 vs. 2024

Navico Group segment's net sales were flat in 2025 versus the prior year. The components of the Navico Group segment's net sales change were as follows:

Percent change in net sales compared to the prior year
2025
Volume	(3.3)%
Product Mix and Price	2.4%
Currency	0.9%
—%

International sales were 42 percent of the Navico Group segment's net sales in 2025. International sales increased 2 percent year-over-year on a GAAP and slight decrease on a constant currency basis.

Navico Group segment's operating loss increased versus the prior year primarily due to the impact of non-cash, intangible asset impairment charges along with the impact of tariffs and reinstatement of variable compensation.

Boat Segment

The following table sets forth Boat segment results and a reconciliation to our non-GAAP measure of adjusted operating earnings for the years ended December 31, 2025 and 2024:

			2025 vs. 2024
(in millions)	2025	2024	$	%
Net sales	$1,525.2	$1,553.5	$(28.3)	(1.8)%

GAAP operating earnings	$32.2	$63.3	$(31.1)	(49.1)%
Restructuring, exit and impairment charges	16.4	6.3	10.1	NM
Purchase accounting amortization	4.4	4.0	0.4	10.0%
Acquisition, integration, and IT related costs	—	0.4	(0.4)	(100.0)%
Adjusted operating earnings	$53.0	$74.0	$(21.0)	(28.4)%

GAAP operating margin	2.1%	4.1%		(200) bps
Adjusted operating margin	3.5%	4.8%		(130) bps

NM = not meaningful
bps = basis points

2025 vs. 2024

Boat segment's net sales slightly decreased in 2025 versus the prior year as second half growth only partially offset first half cautious wholesale ordering patterns. The components of the Boat segment's net sales change were as follows:

Percent change in net sales compared to the prior year
2025
Volume	(4.6)%
Product Mix and Price	2.1%
Acquisitions	0.5%
Currency	0.2%
(1.8)%

International sales were 20 percent of the Boat segment's net sales in 2025. International sales decreased 2 percent year-over-year on a GAAP basis and 3 percent on a constant currency basis.

Boat segment operating earnings decreased versus the prior year due to the lower volume, impact of tariffs, and reinstatement of variable compensation.

Corporate/Other

The following table sets forth Corporate/Other results and a reconciliation to our non-GAAP measure of adjusted operating loss for the years ended December 31, 2025 and 2024:

			2025 vs. 2024
(in millions)	2025	2024	$	%
GAAP operating loss	$(146.6)	$(113.6)	$(33.0)	(29.0)%
Restructuring, exit and impairment charges	0.6	2.4	(1.8)	(75.0)%
Adjusted operating loss	$(146.0)	$(111.2)	$(34.8)	31.3%
Corporate operating loss increased compared with 2024 driven by higher variable compensation costs slightly offset by lower restructuring charges compared to prior year.

Cash Flow, Liquidity and Capital Resources

The following table sets forth data from our Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024:

(in millions)	2025	2024
Net cash provided by operating activities	$562.1	$431.4
Net cash used for investing activities	(141.6)	(168.9)
Net cash used for financing activities	(441.2)	(442.7)
Effect of exchange rate changes	9.7	(12.8)
Net decrease in Cash and cash equivalents and Restricted cash	(11.0)	(193.0)
Cash and cash equivalents and Restricted cash at beginning of period	285.9	478.9
Cash and cash equivalents and Restricted cash at end of period	$274.9	$285.9

The following table sets forth an analysis of free cash flow for the years ended December 31, 2025 and 2024:

(in millions)	2025	2024
Net cash provided by operating activities of continuing operations	$585.7	$449.5
Net cash (used for) provided by:
Plus: Capital expenditures	(165.8)	(167.4)
Plus: Proceeds from the sale of property, plant and equipment	12.6	15.0
Plus: Effect of exchange rate changes on cash and cash equivalents	9.7	(12.8)
Total free cash flow (A)	$442.2	$284.3

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

2025 Cash Flow

Net cash provided by operating activities of continuing operations in 2025 totaled $585.7 million versus $449.5 million in 2024. The primary drivers of Net cash provided by operating activities of continuing operations in 2025 were net earnings, net of non-cash items, and working capital. Net inventory decreased $114.3 million primarily due to lower production. Accounts and notes receivable increased $73.4 million primarily due to increased sales and timing of collections. Accounts payable decreased $26.1 million, primarily due to lower purchasing resulting from reduced production. Accrued expenses increased $96.8 million, primarily driven by an increase in accrued variable compensation.

Net cash used for investing activities was $141.6 million, which included $165.8 million of capital expenditures, and $12.6 million of proceeds from sales of property, plant and equipment. Our capital spending was focused on investments in new products and technologies.

Net cash used for financing activities was $441.2 million, which included $412.6 million of payments of long-term debt including current maturities, $80.0 million of common stock repurchases, $112.6 million of cash dividends paid to common shareholders, partially offset by $173.1 million of proceeds from issuances of short-term debt. Refer to Note 14 – Debt in the Notes to Consolidated Financial Statements for further details on our debt activity during the year ended December 31, 2025.

Liquidity and Capital Resources

We view our highly liquid assets as of December 31, 2025 and 2024 as:

(in millions)	2025	2024
Cash and cash equivalents, at cost, which approximates fair value	$256.8	$269.0
Short-term investments in marketable securities	0.8	0.8
Total cash, cash equivalents and marketable securities	$257.6	$269.8

The following table sets forth an analysis of Total liquidity as of December 31, 2025 and 2024:

(in millions)	2025	2024
Cash, cash equivalents and marketable securities	$257.6	$269.8
Amounts available under lending facilities(A)	994.0	997.0
Total liquidity (B)	$1,251.6	$1,266.8

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

Cash, cash equivalents and marketable securities totaled $257.6 million as of December 31, 2025, a decrease of $12.2 million from $269.8 million as of December 31, 2024. Total debt as of December 31, 2025 and December 31, 2024 was $2,102.2 million and $2,340.6 million, respectively. Our debt-to-capitalization ratio was 56 percent and 55 percent as of December 31, 2025 and December 31, 2024, respectively.

There were no borrowings under the Revolving Credit Agreement (Credit Facility) during 2025. Available borrowing capacity under the Credit Facility as of December 31, 2025 totaled $994.0 million, net of $6.0 million of letters of credit outstanding. During 2025, the maximum amount utilized under our unsecured commercial paper program (CP Program) was $445.5 and as of December 31, 2025, we had $290.0 million of borrowings outstanding under the CP Program.

There were no borrowings under the Credit Facility during 2024. Available borrowing capacity under the Credit Facility as of December 31, 2024 totaled $997.0 million, net of $3.0 million of letters of credit outstanding. During 2024, the maximum amount utilized under our CP Program was $280.0 million.

The level of borrowing capacity under our Credit Facility and CP Program is limited by both a leverage and interest coverage test. These covenants also pertain to termination provisions included in our wholesale financing joint venture arrangements with Wells Fargo Commercial Distribution Finance. Based on our anticipated earnings generation throughout the year, we expect to maintain sufficient cushion against the existing debt covenants. As of December 31, 2025, we were in compliance with the financial covenants in the Credit Facility and CP Program.

We believe that we have adequate sources of liquidity to meet our short-term and long-term needs.

2026 Capital Strategy

We anticipate executing a thoughtful capital strategy in 2026 with planned debt reductions of approximately $160 million, capital expenditures of approximately $200 million, and $50 million of share repurchases, which could increase in the event cash generation outpaces initial expectations.

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

Contractual Obligations

The following table sets forth a summary of our contractual cash obligations as of December 31, 2025:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Debt (A)	$2,120.8	$295.4	$7.7	$402.7	$1,415.0
Interest payments on long-term debt	886.0	80.3	160.6	124.2	520.9
Operating leases (B)	239.8	38.8	61.4	44.2	95.4
Purchase obligations (C)	107.9	107.6	0.2	0.1	—
Deferred management compensation (D)	38.5	5.0	6.0	6.0	21.5
Other long-term liabilities (E)	139.8	1.7	82.2	45.7	10.2
Total contractual obligations	$3,532.8	$528.8	$318.1	$622.9	$2,063.0
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
(E)    Other long-term liabilities primarily include long-term warranty contracts, future projected payments related to our nonqualified pension plans.

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

We recorded a $305.8 million and $80.0 million impairment of the Navico Group reporting unit's goodwill in 2025 and 2024, respectively.

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

The costs of amortizable intangible assets are recognized over their expected useful lives, typically between three and fifteen years, using the straight-line method. Intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets. Intangible assets not subject to amortization are assessed for impairment at least annually and whenever events or changes in circumstances indicate that it is more likely than not that an asset may be impaired. The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset. We recorded impairment charges of $16.7 million during the year ended December 31, 2025 related to various Navico trade names. We recorded impairment charges of $5.0 million during the year ended December 31, 2024 related to the Navico trade name. We recorded impairment charges of $16.6 million during the year ended December 31, 2023, including a $13.0 million impairment of the Navico trade name.

Refer to Note 4 – Acquisitions and Note 9 – Goodwill and Other Intangibles in the Notes to Consolidated Financial Statements for more information.

Recent Accounting Pronouncements

See Note 1 – Significant Accounting Policies in the Notes to Consolidated Financial Statements for the recent accounting pronouncements that have been adopted during the year ended December 31, 2025, or will be adopted in future periods.

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

The estimated reduction in fair market value that we would incur on our derivative financial instruments from a 10 percent adverse change in quoted foreign currency rates are $81.4 million and $69.3 million for the years 2025 and 2024, respectively.

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

Management's Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management's assessment of the effectiveness of its internal control over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Management's report is included in our 2025 Financial Statements under the captions entitled “Report of Management on Internal Control Over Financial Reporting” and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarterly period ended December 31, 2025, Director Nancy E. Cooper adopted a Rule 10b5-1 trading arrangement, dated October 29, 2025, providing for the sale each quarter of 35 percent of net shares of her director compensation paid in common stock. The duration of the trading arrangement is from the selling start date, February 19, 2026, through November 9, 2026, or earlier if all transactions under the trading arrangement are completed prior to that date. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). None of our officers (as defined in Rule 16a-1(f) under the Exchange Act) or any other directors adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information pursuant to this Item with respect to our Directors, our Audit and Finance Committee, and our code of ethics is incorporated by reference from the discussion under the headings Proposal 1: Election of Directors, Corporate Governance, and Governance Policies and Practices in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2026 (Proxy Statement). The information required by Item 408(b) of Regulation S-K regarding insider trading policies and procedures is incorporated by reference from the discussion under the heading Governance Policies and Practices (Insider Trading Policy) in the Proxy Statement.

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
3.1
Amended and Restated Certificate of Incorporation of the Company, dated May 3, 2023, (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2023).

3.2	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for 1995).
3.3	Amended By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 6, 2022).
4.1	Description of the Company's Securities Registered Pursuant to Section 12 of the Exchange Act.
4.2
Indenture, dated as of October 3, 2018, between the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 3, 2018).

4.3
Second Supplemental Indenture, dated as of December 3, 2018, between the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on December 3, 2018).

4.4
Third Supplemental Indenture, dated as of March 4, 2019, between the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on March 4, 2019).

4.5
Fourth Supplemental Indenture, dated as of August 18, 2021, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 18, 2021).

4.6
Fifth Supplemental Indenture, dated as of March 29, 2022, between the Company and U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on March 29, 2022).

4.7
Sixth Supplemental Indenture, dated as of March 18, 2024, between the Company and U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on March 18, 2024).

4.8	Form of Global Note for the 6.375% Senior Notes due 2049 (incorporated by reference to Exhibit 4.3 to the Form 8-A filed on March 4, 2019).
4.9	The Company's agreement to furnish additional debt instruments upon request by the Securities and Exchange Commission (incorporated by reference to Exhibit 4.10 to the Company's Annual Report on Form 10-K for 1980).
10.1

Amended and Restated Credit Agreement, dated as of October 11, 2024, among Brunswick Corporation, the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 11, 2024).

10.2	Form of Dealer Agreement between Brunswick Corporation and the Dealer party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2019).
10.3*
Terms and Conditions of Employment Agreement for David M. Foulkes, effective January 1, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 10, 2018).

10.4*	Form of Officer Terms and Conditions of Employment (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for 2024).
10.5*	Form of Non-Employee Director Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for 2006).
10.6*
Brunswick Corporation 2005 Elective Deferred Compensation Plan as amended and restated effective January 1, 2013 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.7*
Brunswick Restoration Plan, as amended and restated effective January 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.8*	Brunswick Corporation 2023 Stock Incentive Plan (incorporated by reference to an appendix to the Definitive Proxy Statement on Schedule 14A filed on March 23, 2023).
10.9*	Brunswick Corporation 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2014).

10.10*
Brunswick Corporation 2005 Automatic Deferred Compensation Plan as amended and restated effective January 1, 2018 (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2019).

10.11*	2026 Brunswick Performance Plan (BPP) Summary Terms and Conditions.
10.12*	2026 Performance Share Award Grant Terms and Conditions Pursuant to the Brunswick Corporation 2023 Stock Incentive Plan--TSR Participants.
10.13*	2026 Stock-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2023 Stock Incentive Plan.
10.14*	2025 Brunswick Performance Plan (BPP) Summary Terms and Conditions (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for 2024).
10.15*
2025 Performance Share Award Grant Terms and Conditions Pursuant to the Brunswick Corporation 2023 Stock Incentive Plan --TSR Participants (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for 2024).

10.16*
2025 Stock-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for 2024).

10.17*
2024 Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for 2023).

10.18*
2024 Stock-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for 2023).

19.1	Brunswick Insider Trading and Unauthorized Disclosures Policy.
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Brunswick Corporation Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K for 2023).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.1	Cover Page Interactive Data File, formatted in Inline XBRL, is contained in Exhibit 101.
* Management contract or compensatory plan or arrangement.
** Furnished herewith.
Unless otherwise indicated, exhibits are filed herewith.

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

Based on the Company's evaluation under the framework in Internal Control - Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its attestation report, which is included herein.

Brunswick Corporation
Mettawa, Illinois
February 13, 2026

BRUNSWICK CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Brunswick Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Brunswick Corporation and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 13, 2026, expressed an unqualified opinion on those financial statements.
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
February 13, 2026

BRUNSWICK CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Brunswick Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Brunswick Corporation and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
The Company’s evaluation of goodwill is performed at least annually by comparing the fair value of each respective reporting unit to its carrying value.
The Company estimates the fair value of its reporting units using a discounted cash flow approach and guideline public company method approach, a form of the market approach. The fair value determination required management to make significant estimates and assumptions related to business and valuation assumptions including revenue growth rates, profitability margins, and the discount rate. Changes in these assumptions could have a significant impact on either the fair value, the amount of any impairment charge, or both. The goodwill balance recorded as of December 31, 2025 was $681.2 million. Of this amount, $223.6 million relates to the Navico

Group reporting unit. Impairment charges for the Navico Group reporting unit for the year ended December 31, 2025 were $305.8 million.
We identified management's estimate of the fair value of the Navico Group reporting unit goodwill as a critical audit matter because of the significant judgements made by management to estimate fair value. This required a high degree of auditor judgement and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management's projected future cash flows and the selection of valuation assumptions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the projected future cash flows and selection of valuation assumptions for goodwill included the following, among others:
•We tested the effectiveness of controls over management’s determination of the fair value of the reporting unit, including those over the projected future cash flows and selection of revenue growth, profitability margin, and discount rate assumptions.
•We evaluated management’s ability to accurately forecast future revenues and profitability margins by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s forecast by comparing to historical results, internal communications to management and certain industry and market trends.
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
February 13, 2026

We have served as the Company’s auditor since 2014.

BRUNSWICK CORPORATION
Consolidated Statements of Operations

	For the Years Ended December 31
(in millions, except per share data)	2025	2024	2023
Net sales	$5,362.8	$5,237.1	$6,401.4
Cost of sales	4,030.6	3,886.3	4,614.4
Selling, general and administrative expense	851.1	747.9	812.2
Research and development expense	168.7	169.6	185.2
Restructuring, exit and impairment charges	353.1	121.7	54.7
Operating (loss) earnings	(40.7)	311.6	734.9
Equity earnings (loss)	7.0	8.6	(11.4)
Other (loss) income, net	(1.6)	9.0	7.6
(Loss) earnings before interest and income taxes	(35.3)	329.2	731.1
Interest expense	(111.7)	(126.6)	(112.4)
Interest income	7.2	13.4	10.2
Gain (loss) on early extinguishment of debt	4.1	(12.7)	—
(Loss) earnings before income taxes	(135.7)	203.3	628.9
Income tax provision	0.2	54.0	196.3
Net (loss) earnings from continuing operations	(135.9)	149.3	432.6
Net loss from discontinued operations, net of tax	(1.4)	(19.2)	(12.2)
Net (loss) earnings	$(137.3)	$130.1	$420.4

Earnings per common share:
Basic
(Loss) earnings from continuing operations	$(2.06)	$2.22	$6.16
Loss from discontinued operations	(0.02)	(0.28)	(0.17)
Net (loss) earnings	$(2.08)	$1.94	$5.99

Diluted
(Loss) earnings from continuing operations	$(2.06)	$2.21	$6.13
Loss from discontinued operations	(0.02)	(0.28)	(0.17)
Net (loss) earnings	$(2.08)	$1.93	$5.96

Weighted average shares used for computation of:
Basic (loss) earnings per common share	65.9	67.2	70.2
Diluted (loss) earnings per common share	65.9	67.4	70.5

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31
(in millions)	2025	2024	2023
Net (loss) earnings	$(137.3)	$130.1	$420.4
Other comprehensive income (loss), net of tax:
Foreign currency translation:
Net foreign currency translation (A)	72.3	(47.4)	21.8
Defined benefit plans:
Net actuarial gains (losses) (A)	1.3	3.1	(4.0)
Amortization of prior service credits (B)	(0.4)	(0.5)	(3.3)
Amortization of net actuarial (gains) losses (B)	(0.1)	(0.5)	2.2
Net defined benefit plans	0.8	2.1	(5.1)
Derivatives:
Net deferred (losses) gains on derivatives (A)	(39.1)	19.0	(3.3)
Net (gains) losses reclassified into Net earnings (B)	(3.3)	(1.4)	(9.6)
Net activity for derivatives	(42.4)	17.6	(12.9)
Other comprehensive income (loss)	30.7	(27.7)	3.8
Comprehensive (loss) income	$(106.6)	$102.4	$424.2

(A) The tax effects for the year ended December 31, 2025 were $(10.3) million for foreign currency translation, $(0.7) million for net actuarial gains arising during the period and $12.6 million for derivatives. The tax effects for the year ended December 31, 2024 were $8.9 million for foreign currency translation, $(0.5) million for net actuarial gains arising during the period and $(6.3) million for derivatives. The tax effects for the year ended December 31, 2023 were $(2.3) million for foreign currency translation, $1.3 million for net actuarial losses arising during the period and $0.6 million for derivatives.
(B) See Note 17 – Comprehensive Income (Loss) for the tax effects for the years ended December 31, 2025, December 31, 2024 and December 31, 2023.

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Consolidated Balance Sheets

	As of December 31
(in millions)	2025	2024
Assets
Current assets
Cash and cash equivalents, at cost, which approximates fair value	$256.8	$269.0
Restricted cash	18.1	16.9
Short-term investments in marketable securities	0.8	0.8
Total cash and short-term investments in marketable securities	275.7	286.7
Accounts and notes receivable, less allowances of $10.6 and $10.3	522.8	429.0
Inventories
Finished goods	767.4	846.9
Work-in-process	146.9	148.1
Raw materials	278.0	307.6
Net inventories	1,192.3	1,302.6
Prepaid expenses and other	72.5	95.5
Current assets	2,063.3	2,113.8

Property
Land	43.8	44.0
Buildings and improvements	681.5	642.1
Equipment	1,597.1	1,544.7
Total land, buildings and improvements and equipment	2,322.4	2,230.8
Accumulated depreciation	(1,291.1)	(1,186.9)
Net land, buildings and improvements and equipment	1,031.3	1,043.9
Unamortized product tooling costs	176.5	207.6
Net property	1,207.8	1,251.5

Other assets
Goodwill	681.2	966.1
Other intangibles, net	854.8	918.3
Equity investments	34.4	35.0
Deferred income tax asset	272.2	197.5
Operating lease assets	170.2	161.8
Other long-term assets	28.3	33.7
Other assets	2,041.1	2,312.4

Total assets	$5,312.2	$5,677.7

	As of December 31
(in millions)	2025	2024
Liabilities and shareholders' equity
Current liabilities
Short-term debt and current maturities of long-term debt	$295.4	$242.8
Accounts payable	374.9	393.4
Accrued expenses	758.4	643.7
Current liabilities	1,428.7	1,279.9

Long-term liabilities
Debt	1,806.8	2,097.8
Operating lease liabilities	151.7	145.1
Deferred income tax liability	10.2	10.4
Postretirement benefits	37.9	46.4
Other long-term liabilities	251.3	205.8
Long-term liabilities	2,257.9	2,505.5

Shareholders' equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares; outstanding: 64,889,000 and 65,987,000 shares	76.9	76.9
Additional paid-in capital	426.8	401.8
Retained earnings	3,364.8	3,614.7
Treasury stock, at cost: 37,649,000 and 36,551,000 shares	(2,220.2)	(2,147.7)
Accumulated other comprehensive loss, net of tax:
Foreign currency translation	(24.6)	(96.9)
Defined benefit plans:
Prior service credits	(8.4)	(7.9)
Net actuarial gains (losses)	11.8	10.5
Unrealized investment gains (losses)	0.2	0.2
Unrealized gains (losses) on derivatives	(1.7)	40.7
Accumulated other comprehensive loss, net of tax	(22.7)	(53.4)
Shareholders' equity	1,625.6	1,892.3

Total liabilities and shareholders' equity	$5,312.2	$5,677.7
The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Consolidated Statements of Cash Flows

	For the Years Ended December 31
(in millions)	2025	2024	2023
Cash flows from operating activities
Net (loss) earnings	$(137.3)	$130.1	$420.4
Less: net loss from discontinued operations, net of tax	(1.4)	(19.2)	(12.2)
Net (loss) earnings from continuing operations	(135.9)	149.3	432.6
Depreciation and amortization	292.5	288.8	272.9
Stock compensation expense	38.7	23.4	22.4
Asset impairment charges	323.2	91.7	19.5
Deferred income taxes	(81.8)	(15.6)	16.4
Impairment of equity method investment	—	—	19.2
Changes in certain current assets and current liabilities
Change in accounts and notes receivable	(73.4)	45.0	54.5
Change in inventory	114.3	112.8	0.7
Change in prepaid expenses and other, excluding income taxes	8.4	5.8	23.3
Change in accounts payable	(26.1)	(144.2)	(86.1)
Change in accrued expenses	96.8	(104.0)	(22.8)
Extended warranty contracts and other deferred revenue	9.3	9.5	14.6
Income taxes	37.3	(26.5)	(2.4)
Other, net	(17.6)	13.5	(19.6)
Net cash provided by operating activities of continuing operations	585.7	449.5	745.2
Net cash used for operating activities of discontinued operations	(23.6)	(18.1)	(11.6)
Net cash provided by operating activities	562.1	431.4	733.6

Cash flows from investing activities
Capital expenditures	(165.8)	(167.4)	(289.3)
Purchases of marketable securities	—	(80.9)	—
Sales or maturities of marketable securities	—	82.1	3.8
Investments	6.5	2.9	(4.6)
Acquisition of businesses, net of cash acquired	(0.2)	(31.8)	(103.6)
Proceeds from the sale of property, plant and equipment	12.6	15.0	14.8
Proceeds from the sale of business	0.4	9.5	—
Cross currency swap settlements	4.9	1.7	—
Net cash used for investing activities	(141.6)	(168.9)	(378.9)

Cash flows from financing activities
Net proceeds (payments) of short-term debt	173.1	113.7	(3.9)
Net proceeds from issuances of long-term debt	—	396.9	—
Payments of long-term debt including current maturities	(412.6)	(613.2)	(82.3)
Net premium paid on early extinguishment of debt	—	(12.5)	—
Common stock repurchases	(80.0)	(200.0)	(275.0)
Cash dividends paid	(112.6)	(112.3)	(112.0)
Tax withholding associated with shares issued for share-based compensation	(7.4)	(9.3)	(13.8)
Other, net	(1.7)	(6.0)	—
Net cash used for financing activities	(441.2)	(442.7)	(487.0)
Effect of exchange rate changes	9.7	(12.8)	2.7
Net decrease in Cash and cash equivalents and Restricted cash	(11.0)	(193.0)	(129.6)
Cash and cash equivalents and Restricted cash at beginning of period	285.9	478.9	608.5

Cash and cash equivalents and Restricted cash at end of period	274.9	285.9	478.9
Less: Restricted cash	18.1	16.9	11.1
Cash and cash equivalents at end of period	$256.8	$269.0	$467.8

Supplemental cash flow disclosures:
Interest paid	$115.0	$140.2	$117.2
The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Consolidated Statements of Shareholders' Equity

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated other comprehensive loss, net of tax	Total
Balance, December 31, 2022	$76.9	$391.3	$3,288.5	$(1,684.9)	$(29.5)	$2,042.3
Net earnings	—	—	420.4	—	—	420.4
Other comprehensive income	—	—	—	—	3.8	3.8
Dividends ($1.60 per common share)	—	—	(112.0)	—	—	(112.0)
Compensation plans and other	—	0.7	—	9.7	—	10.4
Common stock repurchases	—	—	—	(277.5)	—	(277.5)
Balance, December 31, 2023	76.9	392.0	3,596.9	(1,952.7)	(25.7)	2,087.4
Net earnings	—	—	130.1	—	—	130.1
Other comprehensive loss	—	—	—	—	(27.7)	(27.7)
Dividends ($1.68 per common share)	—	—	(112.3)	—	—	(112.3)
Compensation plans and other	—	9.8	—	6.8	—	16.6
Common stock repurchases	—	—	—	(201.8)	—	(201.8)
Balance, December 31, 2024	76.9	401.8	3,614.7	(2,147.7)	(53.4)	1,892.3
Net loss	—	—	(137.3)	—	—	(137.3)
Other comprehensive income	—	—	—	—	30.7	30.7
Dividends ($1.72 per common share)	—	—	(112.6)	—	—	(112.6)
Compensation plans and other	—	25.0	—	8.2	—	33.2
Common stock repurchases	—	—	—	(80.7)	—	(80.7)
Balance, December 31, 2025	$76.9	$426.8	$3,364.8	$(2,220.2)	$(22.7)	$1,625.6

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

See Note 2 – Revenue Recognition for more information.

Advertising Costs. The Company records advertising and promotion costs in Selling, general and administrative expense in the Consolidated Statements of Operations in the period when the advertising first takes place. Advertising and promotion costs were $27.6 million, $27.3 million and $28.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Foreign Currency. The functional currency for the majority of Brunswick's operations is the U.S. dollar. All assets and liabilities of operations with a functional currency other than the U.S. dollar are translated at period-end currency exchange rates. The resulting translation adjustments are recorded in Accumulated other comprehensive loss. Revenues and expenses of operations with a functional currency other than the U.S. dollar are translated at the average exchange rates for the period. Transaction gains and losses resulting from changes in foreign currency exchange rates are recorded in either Cost of sales or Other (loss) income, net in the Consolidated Statements of Operations.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Investments in Marketable Securities. The Company classifies investments in debt securities that are not considered to be cash equivalents as Short-term investments in marketable securities as discussed in Note 7 - Investments. Short-term investments in marketable securities have a stated maturity of twelve months or less from the balance sheet date. These securities are considered as available-for-sale and are reported at fair value. Unrealized gains and losses on these debt securities are recorded net of tax as a component of Accumulated other comprehensive loss in Unrealized investment gains (losses) within Shareholders' equity. Declines in market value from the original cost deemed to be "other-than-temporary" are charged to Other (expense) income, net, in the Consolidated Statements of Operations in the period in which the loss occurs. The Company considers both the duration and extent of which a decline in value has occurred in its determination of whether a decline in value has been "other-than-temporary." Realized gains and losses are calculated based on the specific identification method and are included in Other (expense) income, net in the Consolidated Statements of Operations.

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

Inventories. Inventories are valued at the lower of cost or net realizable value, with net realizable value equal to the estimated selling price less the estimated costs to transact. Approximately 53 percent and 51 percent of the Company's inventories were determined by the first-in, first-out method (FIFO) as of December 31, 2025 and December 31, 2024, respectively. Inventories valued at the last-in, first-out method (LIFO) had LIFO reserves of $257.3 million and $212.4 million as of December 31, 2025 and 2024, respectively. Inventory cost includes material, labor and manufacturing overhead. During 2025 and 2024, reductions in inventory quantities resulted in a liquidation of applicable LIFO inventory quantities carried at lower cost in prior years. The decrease in cost of sales as a result of this LIFO liquidation was $21.3 million for the year ended December 31, 2025. The decrease in cost of sales as a result of this LIFO liquidation was not material for the year ended December 31, 2024.

Property. Property, including major improvements and product tooling costs, is recorded at cost. Product tooling costs principally comprise the cost to acquire and construct various long-lived molds, dies and other tooling the Company uses in its manufacturing processes. Design and prototype development costs associated with product tooling are expensed as incurred. Maintenance and repair costs are also expensed as incurred. The following table presents the Company's estimated useful lives by asset category: Depreciation is recorded over the estimated service lives of the related assets, principally using the straight-line method as follows:

Asset Category	Depreciation Method	Estimated Useful Life
Buildings and improvements	Straight-line	5 to 40 years
Equipment	Straight-line	2 to 20 years
Product tooling costs	Straight-line	Shorter of tooling life or product life (up to 8 years)

The Company capitalizes interest on qualifying assets during the construction period. Capitalized interest is not material in any period presented. The Company presents capital expenditures on a cash basis within the Consolidated Statements of Cash Flows. There were $20.3 million and $18.7 million of unpaid capital expenditures within Accounts payable as of December 31, 2025 and 2024, respectively. The Company includes gains and losses recognized on the sale and disposal of property in either Cost of sales, Selling, general and administrative expenses or Restructuring, exit and impairment charges as appropriate. The amount of gains and losses related to the sale of property were not material in any period presented.

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

The Company recorded a $305.8 million and $80.0 million impairment of the Navico Group reporting unit's goodwill during the years ended December 31, 2025 and 2024, respectively, recognized in Restructuring exit and impairment charges in the Consolidated Statements of Operations. The Company did not record any goodwill impairments in 2023.

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

The costs of amortizable intangible assets are recognized over their expected useful lives, typically between three and fifteen years, using the straight-line method. Trade names are indefinite lived intangible assets and therefore not subject to amortization.The following table presents the estimated useful lives by asset category:

Asset Category	Amortization Method	Estimated Useful Life
Customer relationships	Straight-line	3 –15 years
Developed technology	Straight-line	3 –15 years
Other	Straight-line	3 –15 years

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
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

An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset. The Company recorded $16.7 million of intangible asset impairment charges in 2025 recognized in Restructuring, exit and impairment charges in the Consolidated Statements of Operations, related to various Navico Group trade names. The Company recorded $5.0 million of intangible asset impairment charges in 2024 recognized in Restructuring, exit and impairment charges in the Consolidated Statements of Operations, related to an impairment of the Navico trade name. The Company recorded $16.6 million of intangible asset impairment charges in 2023 recognized in Restructuring, exit and impairment charges in the Consolidated Statements of Operations, including a $13.0 million impairment of the Navico trade name and a $3.0 million impairment associated with the Garelick trade name.

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

Software Development Costs for Internal Use. The Company expenses all software development and implementation costs incurred until the Company has determined that the software will result in probable future economic benefit and management has committed to funding the project. Once this is determined, external direct costs of material and services, payroll-related costs of employees working on the project and related interest costs incurred during the application development stage are capitalized. These capitalized costs are amortized over three to seven years and are presented in Other long-term assets on the Consolidated Balance Sheets. All other related costs, including training costs and costs to re-engineer business processes, are expensed as incurred.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Other Long-Term Assets. Other long-term assets consists mainly of capitalized financing costs and deposits.

IT Security Incident. In 2023, the Company experienced an IT security incident that impacted some of its systems and global facilities. The Company activated its response protocols, including pausing operations in some locations, engaging leading security experts and coordinating with relevant law enforcement agencies. Normal global business operations resumed over the course of nine days following the incident. While we were able to quickly restore our operations, the incident resulted in disruption to sales as well as non-recurring costs. We are attempting to recover a portion of the lost operating earnings from lost sales and non-recurring costs from our insurance carriers. Non-recurring costs include labor while plants were idle, IT related costs and costs for legal, consulting and other professional services directly related to this incident. The Company incurred non-recurring costs related to the IT security incident of $10.1 million during the year ended December 31, 2023. Non-recurring costs related to the IT security incident incurred in 2025 and 2024 were not material. A portion of the non-recurring costs are included in Cost of sales and a portion in Selling, general and administrative expense in the Consolidated Statements of Operations.

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

Income Taxes: In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures. Under this ASU, entities must disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires entities to disclose additional information about income taxes paid. ASU 2023-09 is effective for financial statements for annual periods beginning after December 15, 2024. The Company adopted the guidance in ASU 2023-09 for the year ended December 31, 2025. For further information, refer to Note 10 – Income Taxes.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Note 2 – Revenue Recognition

The following tables present the Company's revenue in categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors:

	Year Ended December 31, 2025
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Geographic Markets
United States	$1,370.6	$862.6	$467.8	$1,224.2	$3,925.2
Europe	331.5	120.2	219.1	111.1	781.9
Asia-Pacific	175.3	103.0	74.0	25.3	377.6
Canada	77.6	79.2	16.8	144.1	317.7
Rest-of-World	222.2	52.5	22.7	20.5	317.9
Segment Eliminations	(269.1)	(7.4)	(79.9)	(1.1)	(357.5)
Total	$1,908.1	$1,210.1	$720.5	$1,524.1	$5,362.8

Major Product Lines
Outboard Engines	$1,703.7	$—	$—	$—	$1,703.7
Controls, Rigging, and Propellers	342.8	—	—	—	342.8
Sterndrive Engines	130.7	—	—	—	130.7
Distribution	—	717.0	—	—	717.0
Products	—	500.5	—	—	500.5
Electronic Solutions	—	—	398.1	—	398.1
Power Solutions	—	—	276.7	—	276.7
Performance Solutions	—	—	125.6	—	125.6
Aluminum Freshwater Boats	—	—	—	575.7	575.7
Recreational Fiberglass Boats	—	—	—	456.3	456.3
Saltwater Fishing Boats	—	—	—	333.2	333.2
Business Acceleration	—	—	—	208.9	208.9
Boat Eliminations/Other	—	—	—	(48.9)	(48.9)
Segment Eliminations	(269.1)	(7.4)	(79.9)	(1.1)	(357.5)
Total	$1,908.1	$1,210.1	$720.5	$1,524.1	$5,362.8

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

	Year Ended December 31, 2024
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Geographic Markets
United States	$1,328.1	$812.1	$474.1	$1,247.3	$3,861.6
Europe	313.5	115.3	216.9	112.9	758.6
Asia-Pacific	163.7	100.6	72.8	23.7	360.8
Canada	64.0	78.8	14.1	136.8	293.7
Rest-of-World	204.9	54.0	22.3	32.8	314.0
Segment Eliminations	(265.2)	(6.3)	(80.1)	—	(351.6)
Total	$1,809.0	$1,154.5	$720.1	$1,553.5	$5,237.1

Major Product Lines
Outboard Engines	$1,600.5	$—	$—	$—	$1,600.5
Controls, Rigging, and Propellers	343.9	—	—	—	343.9
Sterndrive Engines	129.8	—	—	—	129.8
Distribution	—	657.1	—	—	657.1
Products	—	503.7	—	—	503.7
Electronic Solutions	—	—	370.9	—	370.9
Power Solutions	—	—	298.2	—	298.2
Performance Solutions	—	—	131.1	—	131.1
Aluminum Freshwater Boats	—	—	—	551.2	551.2
Recreational Fiberglass Boats	—	—	—	439.7	439.7
Saltwater Fishing Boats	—	—	—	395.7	395.7
Business Acceleration	—	—	—	199.2	199.2
Boat Eliminations/Other	—	—	—	(32.3)	(32.3)
Segment Eliminations	(265.2)	(6.3)	(80.1)	—	(351.6)
Total	$1,809.0	$1,154.5	$720.1	$1,553.5	$5,237.1

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

	Year Ended December 31, 2023
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Geographic Markets
United States	$1,881.7	$852.6	$573.0	$1,548.8	$4,856.1
Europe	367.0	108.7	221.2	162.9	859.8
Asia-Pacific	201.7	103.2	79.6	32.0	416.5
Canada	93.1	83.2	19.4	206.8	402.5
Rest-of-World	220.3	52.1	21.5	38.9	332.8
Segment Eliminations	(357.3)	(7.1)	(101.2)	(0.7)	(466.3)
Total	$2,406.5	$1,192.7	$813.5	$1,988.7	$6,401.4

Major Product Lines
Outboard Engines	$2,198.9	$—	$—	$—	$2,198.9
Controls, Rigging, and Propellers	391.6	—	—	—	391.6
Sterndrive Engines	173.3	—	—	—	173.3
Distribution	—	691.8	—	—	691.8
Products	—	508.0	—	—	508.0
Electronic Solutions	—	—	421.0	—	421.0
Power Solutions	—	—	326.5	—	326.5
Performance Solutions	—	—	167.2	—	167.2
Aluminum Freshwater Boats	—	—	—	726.0	726.0
Recreational Fiberglass Boats	—	—	—	643.0	643.0
Saltwater Fishing Boats	—	—	—	472.8	472.8
Business Acceleration	—	—	—	167.6	167.6
Boat Eliminations/Other	—	—	—	(20.0)	(20.0)
Segment Eliminations	(357.3)	(7.1)	(101.2)	(0.7)	(466.3)
Total	$2,406.5	$1,192.7	$813.5	$1,988.7	$6,401.4

During 2025, Navico group realigned its business unit structure to align product portfolios and management structure. During the third quarter of 2025, the Company changed the presentation of major product lines for the Navico Group segment to disaggregate the previous Navico Group product line into Electronic Solutions, Power Solutions, and Performance Solutions to conform to Navico Group's new organizational structure. Prior period amounts have been reclassified to conform to the current period presentation.

As of January 1, 2025, $191.2 million of contract liabilities associated with extended warranties, deferred revenue and customer deposits were reported in Accrued expenses and Other Long-term liabilities, of which $64.5 million of this amount was recognized as revenue during year ended December 31, 2025. As of December 31, 2025, total contract liabilities were $194.0 million. The total amount of the transaction price allocated to unsatisfied performance obligations as of December 31, 2025 is $188.5 million for contracts greater than one year, which primarily relates to extended warranties. The Company expects to recognize approximately $60.2 million of this amount in 2026 and $128.3 million thereafter. Contract assets as of January 1, 2025 and December 31, 2025 were not material. In addition, costs to obtain and fulfill contracts during the period were not material.

Note 3 – Restructuring, Exit and Impairment Activities

The Company has announced and implemented a number of initiatives designed to improve its cost structure, general operating efficiencies and its utilization of production capacity. These initiatives resulted in the recognition of restructuring, exit and impairment charges in the Consolidated Statements of Operations during 2025, 2024 and 2023. Restructuring, exit and impairment costs include employee termination and other benefits, inventory adjustments to lower of cost or net realizable value, costs to retain and relocate employees, consulting costs, consolidation of manufacturing footprint, facility shutdown costs, and asset disposition and impairment actions. The Company recognizes the expense in the accounting period when it has committed to or incurred the cost, as appropriate.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
The following table is a summary of the net expense associated with the restructuring, exit and impairment activities. Restructuring, exit and impairment charges in 2025 relate to headcount reductions and related costs associated with streamlining the enterprise-wide cost structure and improving operating efficiencies, as well as asset-related impairments. The Company also incurred charges related to the rationalization of its manufacturing footprint, including the decision in the third quarter of 2025 to rationalize our fiberglass boat manufacturing footprint and exit our facilities in Reynosa, Mexico and Flagler Beach, Florida and consolidate production from those facilities into existing U.S. facilities. Restructuring, exit and impairment charges in 2024 relate to headcount reductions and related costs associated with streamlining the enterprise-wide cost structure and improving operating efficiencies as well as asset-related impairments. Restructuring, exit and impairment charges in 2023 relate to headcount reductions and related costs associated with streamlining the enterprise-wide cost structure and improving operating efficiencies as well as asset-related impairments.

(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Corporate	Total
Restructuring, exit, and impairment activities:
Employee termination and other benefits	$1.2	$0.4	$8.0	$13.4	$0.6	$23.6
Asset-related (A)	—	—	325.9	1.1	—	327.0
Professional fees	—	—	0.6	1.0	—	1.6
Total 2025 restructuring, exit, and impairment charges	$1.2	$0.4	$334.5	$15.5	$0.6	$352.2

Employee termination and other benefits	$9.6	$4.8	$7.0	$6.2	$2.4	$30.0
Asset-related (B)	—	—	91.6	0.1	—	91.7
Total 2024 restructuring, exit, and impairment charges	$9.6	$4.8	$98.6	$6.3	$2.4	$121.7

Employee termination and other benefits	$2.7	$3.3	$11.6	$10.5	$2.8	$30.9
Asset-related (C)	—	—	18.9	—	—	18.9
Professional fees	—	—	—	—	4.9	4.9
Total 2023 restructuring, exit, and impairment charges	$2.7	$3.3	$30.5	$10.5	$7.7	$54.7

(A) Includes impairment charges of $322.5 million associated with an impairment of the Navico Group reporting unit's goodwill and trade names during the year ended December 31, 2025.
(B) Includes impairment charges of $85.0 million associated with an impairment of the Navico Group reporting unit's goodwill and the Navico trade name during the year ended December 31, 2024.
(C) Includes impairment charges of $13.0 million associated with an impairment of the Navico trade name during the year ended December 31, 2023.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
The following tables summarize the change in accrued restructuring, exit and impairment charges within Accrued expenses in the Consolidated Balance Sheets for the years ended December 31, 2025, 2024 and 2023:

(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Corporate	Total
Accrued Charges as of December 31, 2022	$—	$—	$4.1	$—	$—	$4.1
Total Charges	2.7	3.3	30.5	10.5	7.7	54.7
Non-Cash Charges	—	—	(18.9)	1.2	—	(17.7)
Payments (A)	(1.5)	(2.6)	(10.6)	(10.0)	(7.1)	(31.8)
Accrued Charges as of December 31, 2023	$1.2	$0.7	$5.1	$1.7	$0.6	$9.3
Total Charges	9.6	4.8	98.6	6.3	2.4	121.7
Non-Cash Charges	—	—	(91.6)	0.3	—	(91.3)
Payments (A)	(9.4)	(4.8)	(10.6)	(6.3)	(2.1)	(33.2)
Accrued Charges as of December 31, 2024	$1.4	$0.7	$1.5	$2.0	$0.9	$6.5
Total Charges	1.2	0.4	334.5	15.5	0.6	352.2
Non-Cash Charges	—	—	(325.9)	(1.1)	—	(327.0)
Payments (A)	(2.1)	(1.0)	(7.2)	(5.9)	(1.2)	(17.4)
Accrued Charges as of December 31, 2025 (B)	$0.5	$0.1	$2.9	$10.5	$0.3	$14.3

(A) Cash payments may include payments related to prior period charges.
(B) The accrued charges as of December 31, 2025 are expected to be paid in the next twelve months.

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

Navico Group. The Navico Group segment designs, develops, manufactures, and markets products and systems for the marine, RV, specialty vehicle, mobile and industrial markets, as well as aftermarket channels. Navico Group's brand portfolio includes the Ancor, Attwood, B&G, BEP, Blue Sea Systems, C-MAP, CZone, Lenco, Lowrance, Marinco, Mastervolt, MotorGuide, Progressive Industries, ProMariner, Simrad and Whale brand names. These brands span multiple categories, including marine electronics, sensors, control systems, instruments, power systems and general accessories. The segment's manufacturing and distribution facilities are primarily located in North America, Europe, Australia and New Zealand.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Boat. The Boat segment designs, manufactures, and markets the following boat brands and products: Sea Ray sport boats and cruisers; Bayliner sport cruisers, runabouts, and Heyday wake boats; Boston Whaler fiberglass offshore boats; Lund fiberglass fishing boats; Crestliner, Harris, Lowe, Lund, and Princecraft aluminum fishing, utility, pontoon boats, and deck boats; Navan premium exploration boats; and Thunder Jet and Lund heavy-gauge aluminum boats. The Boat segment also includes Brunswick boat brands based in Europe and Asia-Pacific, which include Quicksilver, Rayglass (including Protector and Legend) and Uttern. The Boat segment procures substantially all of its engines from Brunswick's Propulsion segment, and boats typically incorporate a significant volume of parts and accessories supplied by the Engine P&A and Navico Group segments. The Boat segment's products are manufactured mainly in the United States, Europe, Mexico and Canada and sold through a global network of dealer and distributor locations, primarily in North America and Europe.

The Boat segment also includes Business Acceleration which, through innovative service models, shared-access solutions, including the Freedom Boat Club business acquired in 2019, dealer services and emerging technology, aims to provide exceptional experiences to attract a wide range of customers to the marine industry and shape the future of boating.

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

Information about the operations of Brunswick's reportable and geographic segments is set forth below:

	For the Year Ended December 31, 2025
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Corporate/Other	Total
Net sales (A)	$1,908.1	$1,210.1	$720.5	$1,524.1	$—	$5,362.8
Cost of sales (B)	1,449.1	870.1	461.0	1,269.6	—	4,049.8
Operating expenses (C)	266.0	119.7	599.1	222.3	146.6	1,353.7
Operating (loss) earnings	$193.0	$220.3	$(339.6)	$32.2	$(146.6)	$(40.7)

(A) Net sales includes $269.1 million, $7.4 million, $79.9 million and $1.1 million of segment eliminations for the Propulsion, Engine P&A , Navico Group and Boat reportable segments, respectively.
(B) Includes $19.2 million of Cost of sales related Restructuring, exit, and impairment charges.
(C) Includes $851.1 million of Selling, general and administrative expense, $168.7 million of Research and development expense and $333.9 million of Restructuring, exit, and impairment charges.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

	For the Year Ended December 31, 2024
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Corporate/Other	Total
Net sales (A)	$1,809.0	$1,154.5	$720.1	$1,553.5	$—	$5,237.1
Cost of sales (B)	1,315.0	826.3	471.5	1,288.2	—	3,901.0
Operating expenses (C)	251.4	108.3	349.2	202.0	113.6	1,024.5
Operating (loss) earnings	$242.6	$219.9	$(100.6)	$63.3	$(113.6)	$311.6

(A) Net sales includes $265.2 million, $6.3 million, and $80.1 million of segment eliminations for the Propulsion, Engine P&A, and Navico Group reportable segments, respectively.
(B) Includes $14.7 million of Cost of sales related Restructuring, exit, and impairment charges.
(C) Includes $747.9 million of Selling, general and administrative expense, $169.6 million of Research and development expense and $107.0 million of Restructuring, exit, and impairment charges.

	For the Year Ended December 31, 2023
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Corporate/Other	Total
Net sales (A)	$2,406.5	$1,192.7	$813.5	$1,988.7	$—	$6,401.4
Cost of sales (B)	1,643.2	856.9	512.6	1,612.6	—	4,625.3
Operating expenses (C)	268.6	118.4	295.7	220.5	138.0	1,041.2
Operating (loss) earnings	$494.7	$217.4	$5.2	$155.6	$(138.0)	$734.9

(A) Net Sales includes $357.3 million, $7.1 million, $101.2 million, and $0.7 million of segment eliminations for the Propulsion, Engine P&A, Navico Group and Boat reportable segments, respectively.
(B) Includes $10.9 million of Cost of sales related Restructuring, exit, and impairment charges.
(C) Includes $812.2 million of Selling, general and administrative expense, $185.2 million of Research and development expense and $43.8 million of Restructuring, exit, and impairment charges.

	Depreciation			Amortization
(in millions)	2025	2024	2023	2025	2024	2023
Propulsion	$122.9	$127.0	$124.3	$7.4	$8.7	$4.7
Engine P&A	16.6	16.9	15.2	1.0	0.9	0.7
Navico Group	11.9	12.3	12.3	59.4	55.9	55.7
Boat	57.9	52.8	49.0	6.0	5.8	5.0
Corporate/Other	4.8	5.0	3.5	4.6	3.5	2.5
Total	$214.1	$214.0	$204.3	$78.4	$74.8	$68.6

	Total assets		Capital expenditures			Research and development expense
(in millions)	2025	2024	2025	2024	2023	2025	2024	2023
Propulsion	$1,381.0	$1,507.3	$77.6	$81.4	$157.1	$87.7	$88.2	$99.6
Engine P&A	861.3	803.5	14.9	8.4	17.9	0.9	1.3	1.4
Navico Group	1,524.4	1,877.6	14.0	21.8	26.3	47.1	46.6	48.0
Boat	893.9	868.3	52.4	47.3	72.3	28.8	25.2	26.9
Corporate/Other	651.6	621.0	6.9	8.5	15.7	4.2	8.3	9.3
Total	$5,312.2	$5,677.7	$165.8	$167.4	$289.3	$168.7	$169.6	$185.2

	Net sales			Net property
(in millions)	2025	2024	2023	2025	2024
United States	$3,614.4	$3,547.6	$4,449.8	$1,097.9	$1,146.3
International	1,748.4	1,689.5	1,951.6	109.9	105.2
Total	$5,362.8	$5,237.1	$6,401.4	$1,207.8	$1,251.5

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

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis:

		Fair Value
(in millions)	Fair Value Level	December 31, 2025	December 31, 2024
Cash equivalents	1	$0.4	$12.3
Short-term investments in marketable securities	1	0.8	0.8
Restricted cash	1	18.1	16.9
Derivative assets	2	13.3	22.1
Derivative liabilities	2	58.2	9.4
Deferred compensation	1	1.1	1.0
Deferred compensation	2	22.6	19.2
Liabilities measured at net asset value		15.6	14.3

Fair Value of Other Financial Instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents and accounts and notes receivable, approximate their fair values because of the short maturity of these instruments. The fair value of the Company’s long-term debt, including current maturities, and short-term debt was determined using Level 1 and Level 2 inputs described above. The fair value and carrying value of long-term debt, including current maturities, and short term debt as of December 31, 2025 and December 31, 2024, was as follows:

(in millions)	December 31, 2025	December 31, 2024
Fair Value	$2,004.9	$2,161.3
Carrying Value	2,118.0	2,370.2

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

The following is a summary of the fair values, which were equal to the amortized costs, of the Company's available-for-sale securities, all due in one year or less, as of December 31, 2025 and 2024.

(in millions)	December 31, 2025	December 31, 2024
U.S. Treasury Bills	$0.8	$0.8

The Company had no maturities of available-for-sale securities in 2025. The Company had $82.1 million and $3.8 million of maturities of available-for-sale securities in 2024, and 2023, respectively.

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

The Company has a 50 percent interest in a Japanese manufacturing company, Tohatsu Marine Corporation (TMC), which is accounted for as an equity method investment. The Company purchases engines from TMC, which are sold mostly in international markets. The Company reported a net amount payable to TMC of $15.5 million and $14.4 million as of December 31, 2025 and December 31, 2024, respectively, within Accounts payable in the Consolidated Balance Sheets. Purchases from TMC were $99.6 million, $79.6 million and $80.2 million in 2025, 2024, and 2023, respectively.

Refer to Note 8 – Financing Joint Venture for more details on the Company’s Brunswick Acceptance Company, LLC joint venture.

Note 8 – Financing Joint Venture

The Company, through its Brunswick Financial Services Corporation (BFS) subsidiary, owns a 49 percent interest in a joint venture, Brunswick Acceptance Company, LLC (BAC). CDF Joint Ventures, LLC, a subsidiary of Wells Fargo and Company, owns the remaining 51 percent.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
In December 2024, the parties entered into an amended and restated joint venture agreement (JV Agreement) to extend the term of their financial services through December 31, 2030. The JV Agreement contains a financial covenant that conforms to the maximum net leverage ratio test in the Credit Facility described in Note 14 – Debt. The JV Agreement contains provisions allowing for the renewal of the agreement or the purchase of the other party's interest in the joint venture at the end of its term. Alternatively, either partner may terminate the agreement at the end of its term.

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

The Company considers BFS's investment in BAC as an investment in a variable interest entity of which the Company is not the primary beneficiary. As a result, the Company accounts for BFS's investment in BAC under the equity method and records it as a component of Equity investments in its Consolidated Balance Sheets. The Company records BFS's share of income or loss in BAC based on its ownership percentage in the joint venture in Equity earnings (loss) in its Consolidated Statements of Operations. BFS's equity investment is adjusted monthly to maintain a 49 percent interest in accordance with the capital provisions of the JV Agreement. The Company funds its investment in BAC through cash contributions and reinvested earnings. BFS's total investment in BAC as of December 31, 2025 and December 31, 2024 was $23.2 million and $24.0 million, respectively.

The Company's maximum loss exposure relating to BAC is detailed as follows:

(in millions)	December 31, 2025	December 31, 2024
Investment	$23.2	$24.0
Repurchase and recourse obligations (A)	50.5	52.6
Liabilities (B)	(1.3)	(1.5)
Total maximum loss exposure	$72.4	$75.1

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

BFS recorded income related to the operations of BAC of $6.9 million, $8.0 million and $8.6 million in Equity earnings (loss) in the Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023, respectively.

Cash Flows

BFS reported cash flows from operating activities of $6.6 million, $8.7 million and $8.2 million within Other, net on the Consolidated Statements of Cash Flows in 2025, 2024 and 2023, respectively.

In 2025, BFS reported net cash flows from investing activities within Investments on the Consolidated Statements of Cash Flows. Such cash flows for 2025 were $1.1 million, consisting of $7.6 million of cash received and $(6.5) million of cash contributions; in 2024 were $2.5 million, consisting of $8.7 million of cash received and $(6.2) million of cash contributions; and in 2023 were $(6.4) million, consisting of $7.2 million of cash received and $(13.6) million of cash contributions.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Note 9 – Goodwill and Other Intangibles

Changes in the Company's goodwill by segment during the periods ended December 31, 2025 and 2024 are summarized below:

(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
December 31, 2023	$54.1	$233.0	$599.7	$143.9	$1,030.7
Acquisitions	—	—	—	26.7	26.7
Impairments	—	—	(80.0)	—	(80.0)
Adjustments	(3.3)	(0.4)	(6.3)	(1.3)	(11.3)
December 31, 2024	$50.8	$232.6	$513.4	$169.3	$966.1
Impairments	—	—	(305.8)	—	(305.8)
Adjustments	3.2	0.6	16.0	1.1	20.9
December 31, 2025	$54.0	$233.2	$223.6	$170.4	$681.2

See Note 4 – Acquisitions for further details on the Company's acquisitions. Adjustments in both periods include the effect of foreign currency translation on goodwill denominated in currencies other than the U.S. dollar. In addition adjustments during the year ended December 31, 2025 also include $0.2 million of purchase accounting adjustments from the 2024 Freedom Boat Club acquisition. Adjustments during the year ended December 31, 2024 also include $1.6 million of purchase accounting adjustments from the 2023 Fliteboard and Freedom Boat Club Acquisitions, primarily related to income taxes.

The Company tests goodwill for impairment during the fourth quarter of each year, or whenever a change in events and circumstances (triggering event) occurs that indicates the carrying value of a reporting unit may exceed its fair value. With the 2025 marine retail selling season substantially complete, and a new organizational structure in place for Navico Group during the third quarter of 2025, the Company assessed the current economic and trade environment impact on future results and performed a third quarter goodwill impairment assessment of the Navico Group reporting unit and determined the carrying value exceeded its fair value. We calculate the fair value of our reporting units considering both the income approach and the guideline public company method. As a result of the impairment test, the Company recorded an $305.8 million impairment of the Navico Group reporting unit's goodwill during the year ended December 31, 2025. Following the impairment charge, the Navico Group reporting unit has goodwill assigned to it of $223.6 million as of December 31, 2025 and its fair value approximates its carrying value. The accumulated impairment loss on Goodwill was $385.8 million and $80.0 million as of December 31, 2025 and December 31, 2024, respectively.

The Company's intangible assets, included within Other intangibles, net on the Consolidated Balance Sheets as of December 31, 2025 and 2024, are summarized by intangible asset type below:

	2025		2024
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Customer relationships (A)	$908.1	$(518.1)	$909.4	$(473.5)
Trade names	295.2	—	304.2	—
Developed technology (A)	167.4	(47.1)	166.8	(35.6)
Other (A)	138.0	(88.7)	113.7	(66.7)
Total	$1,508.7	$(653.9)	$1,494.1	$(575.8)

(A) The weighted average remaining amortization period for Customer relationships, Developed technology and Other intangibles assets was 8.4, 10.6, and 2.6, respectively, as of December 31, 2025.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Other intangible assets primarily consist of software, patents and franchise agreements. Gross and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation. See Note 4 – Acquisitions for further details on intangibles acquired during 2024. Aggregate amortization expense for intangibles was $78.4 million, $74.8 million and $68.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. The following table is the estimated future amortization expense for intangible assets:

(in millions)
2026	$78.4
2027	78.4
2028	77.3
2029	76.6
2030	76.6
Thereafter	172.3

The Company tests its intangible assets for impairment during the fourth quarter of each year, or whenever a change in events and circumstances (triggering event) occurs that indicates the fair value of intangible assets may be below their carrying values. The Company recorded impairment charges of $16.7 million during the year ended December 31, 2025 related to various Navico Group intangible assets. The Company recorded $5.0 million of impairment charges during the year ended December 31, 2024 related to the Navico trade name as a result of unfavorable movements in the underlying inputs impacting the discount rate. The Company recorded $16.6 million of impairment charges during the year ended December 31, 2023, including a $13.0 million impairment of its Navico trade name as a result of declines in forecasted revenues primarily driven by macroeconomic factors and a decline in market conditions and a $3.0 million impairment associated with the decision to no longer go to market under the Garelick trade name.

Note 10 – Income Taxes

The sources of (Loss) earnings before income taxes were as follows:

(in millions)	2025	2024	2023
United States	$(271.9)	$89.9	$364.4
Foreign	136.2	113.4	264.5
(Loss) earnings before income taxes	$(135.7)	$203.3	$628.9

Income tax expense from continuing operations:

(in millions)	2025	2024	2023
Current tax expense:
U.S. Federal	$21.7	$20.2	$88.7
State and local	4.2	7.8	17.3
Foreign	56.1	41.6	73.9
Total current	82.0	69.6	179.9

Deferred tax (benefit) expense:
U.S. Federal	(60.6)	(13.1)	17.2
State and local	(14.9)	11.7	10.2
Foreign	(6.3)	(14.2)	(11.0)
Total deferred	(81.8)	(15.6)	16.4

Income tax provision	$0.2	$54.0	$196.3

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Temporary differences and carryforwards giving rise to deferred tax assets and liabilities as of December 31, 2025, and 2024 are summarized in the table below:

(in millions)	2025	2024
Deferred tax assets:
Loss carryforwards	$59.9	$60.5
Tax credit carryforwards	57.4	53.0
Deferred revenue	39.8	40.2
Product warranties	36.3	34.4
Sales incentives and discounts	31.0	30.3
Operating lease liabilities	30.4	30.1
Compensation and benefits	21.7	3.3
Interest expense	19.3	33.5
Other	99.8	92.2
Gross deferred tax assets	395.6	377.5
Valuation allowance	(74.8)	(75.1)
Deferred tax assets	320.8	302.4

Deferred tax liabilities:
Operating lease assets	(28.6)	(28.3)
State and local income taxes	(24.1)	(22.6)
Depreciation and amortization	(3.0)	(54.3)
Other	(3.1)	(10.1)
Deferred tax liabilities	(58.8)	(115.3)

Total net deferred tax assets	$262.0	$187.1

As of December 31, 2025, the Company had a total valuation allowance against its deferred tax assets of $74.8 million. The remaining realizable value of deferred tax assets as of December 31, 2025 was determined by evaluating the potential to recover the value of these assets through the utilization of tax loss and credit carrybacks, the reversal of existing taxable temporary differences and carryforwards, certain tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards. As of December 31, 2025, the Company retained valuation allowance reserves of $54.0 million against deferred tax assets in the U.S. primarily related to state tax credits that are subject to restrictive rules for future utilization, various state operating loss carryforwards, and non-amortizable intangibles and valuation allowances of $20.8 million for deferred tax assets related to foreign jurisdictions, primarily Luxembourg.

As of December 31, 2025, the tax benefit of loss carryforwards totaling $60.0 million was available to reduce future tax liabilities. This deferred tax asset was comprised of $0.8 million for the tax benefit of federal net operating loss (NOL) carryforwards, $20.5 million for the tax benefit of state NOL carryforwards and $38.7 million for the tax benefit of foreign NOL carryforwards. NOL carryforwards of $38.0 million expire at various intervals between the years 2026 and 2045, while $22.0 million have an unlimited life.

As of December 31, 2025, tax credit carryforwards totaling $57.4 million were available to reduce future tax liabilities. This deferred tax asset was comprised of $3.9 million related to federal tax credits, $51.5 million of various state tax credits related to research and development, capital investment and job incentives and $2.0 million related to foreign tax credits. Tax credit carryforwards of $55.4 million expire at various intervals between the years 2026 and 2040, while $2.0 million have an unlimited life.

No deferred income taxes have been provided as of December 31, 2025 or 2024 on the applicable undistributed earnings of the non-U.S. subsidiaries where the indefinite reinvestment assertion has been applied. If at some future date these earnings cease to be indefinitely reinvested and are repatriated, the Company may be subject to additional U.S. income taxes and foreign withholding and other taxes on such amounts. Remittances from foreign

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
subsidiaries are generally not subject to U.S. income taxation. These remittances are either excluded from U.S. taxable income as earnings that have already been subjected to taxation or in the alternative are subject to a 100 percent foreign dividends received deduction. The Company continues to provide deferred taxes, primarily related to foreign withholding taxes, on the undistributed net earnings of foreign subsidiaries and unconsolidated affiliates that are not deemed to be indefinitely reinvested in operations outside the United States, although such amounts were immaterial as of December 31, 2025, and 2024. We have not provided for deferred taxes on the outside basis differences in our investments in our foreign subsidiaries. A determination of the unrecognized deferred taxes related to these outside basis differences is not practicable.

The balance of gross unrecognized tax benefits and related activity were not material in any period presented.

The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties for 2025, 2024, and 2023 annual reporting periods:

(in millions)	2025	2024	2023
Balance as of January 1	$5.2	$8.4	$7.5
Gross increases - tax positions prior periods	2.9	0.3	0.9
Gross decreases - tax positions prior periods	(0.4)	(0.1)	—
Decreases - settlements with taxing authorities	—	(0.1)	—
Reductions - lapse of statute of limitations	(0.4)	(3.3)	—
Balance as of December 31	$7.3	$5.2	$8.4

The Company is regularly audited by federal, state and foreign tax authorities. The Internal Revenue Service (IRS) has completed its field examination and has issued its Revenue Agents Report through the 2014 tax year and all open issues have been resolved. The Company is currently open to tax examinations by the IRS for the 2022 through 2024 tax years. The Company is open to state and local tax audits in major tax jurisdictions dating back to the 2017 taxable year. The Company is no longer subject to income tax examinations by any major foreign tax jurisdiction for years prior to 2015.

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

On July 4, 2025, H.R.1, commonly referred to as the One Big Beautiful Bill Act (the Act), was signed into law. The Act includes tax reform provisions affecting business. Key tax-related provisions include an elective deduction for domestic research and development expenses and a reinstatement of elective 100% first year bonus depreciation. Certain changes adopted in the act will not take effect until 2026, such as the modifications to the international tax framework. We continue to monitor the impact of the Act and to evaluate the different elections that are available with respect to the timing of deductions. The Act did not have a material impact on the Company's financial statements for the year ended December 31, 2025.

The table below provides the updated requirements of ASU 2023-09 for 2025 on a prospective basis. See Note 1– Significant Accounting Polices for additional details on the adoptions of ASU 2023-09.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
The effective income tax rate for the year ended December 31, 2025 differs from the statutory federal income tax rate as follows:

	For the Year Ended December 31, 2025
(in millions, except percentages)	$	%
U.S. federal statutory rate	$(28.5)	21.0%
Tax credits
Research credits	(7.5)	5.5%
Other	(0.1)	0.1%
Nontaxable or nondeductible items
Goodwill amortization/asset impairment	26.0	(19.2)%
Executive compensation	3.0	(2.2)%
Stock incentive compensation	1.8	(1.3)%
Other	1.7	(1.2)%
Effect of cross-border tax laws
Foreign derived intangible income (FDII) deduction, net of provision to return	(5.6)	4.1%
Foreign dividends/deemed income inclusions, net of credits	(4.6)	3.4%
Provision to return - BEAT tax liability	2.4	(1.8)%
Other	(1.3)	1.0%
Valuation allowance	1.2	(0.9)%
Other adjustments	0.8	(0.6)%
Enactment of new tax laws	0.0	0.0%
Domestic state and local income taxes, net of federal income tax effect (A)	(9.5)	7.0%
Foreign tax effects
Canada	1.5	(1.1)%
Germany	1.6	(1.2)%
Luxembourg - withholding taxes and other	2.8	(2.1)%
Mexico - non-taxable or non-deductible items (B)	1.6	(1.2)%
Norway - provision to return and other	2.8	(2.0)%
Singapore - withholding taxes and other	3.1	(2.3)%
Other jurisdictions	5.6	(4.1)%
Worldwide changes in unrecognized tax benefits
Belgium	1.6	(1.2)%
Other	(0.2)	0.1%
Income tax provision	$0.2	(0.2)%

(A) For the year ended December 31, 2025, Minnesota and Wisconsin make up the majority of the effect of the state and local income taxes. The tax effect in this category was related to state valuation allowance of $(4.6) million (3.4%), state tax credits of $(2.6) million (1.9%), and other state and local income taxes of $(2.3) million (1.7%).
(B) For the year ended December 31, 2025, the tax effect in this category was related to compensation adjustments $(4.0) million (2.9%), non-U.S. income tax $2.2 million ((1.6)%), other non-deductibles $1.7 million ((1.3)%), tax rate differential $2.3 million ((1.7)%), and other non-taxable items $(0.6) million (0.4%).

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
As previously disclosed for the year ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective tax rate is attributable to the following:

(in millions)	2024	2023
U.S. federal statutory rate	$42.7	$132.1
State and local income taxes, net of federal income tax effect	4.2	13.3
Deferred tax asset valuation allowance	5.0	17.8
Change in estimates related to prior years and prior years amended tax return filings	3.4	1.8
Federal and state tax credits	(10.2)	(15.2)
Taxes related to foreign income, net of credits	2.6	(4.5)
Deferred tax reassessment	7.3	2.5
Tax reserve reassessment	(3.4)	0.8
Asset impairment	6.8	—
FDII deduction	(8.7)	(16.6)
Intercompany sales of intellectual property rights	—	53.1
Nondeductible loss on intercompany sale	—	6.9
Other	4.3	4.3
Income tax provision	$54.0	$196.3

Effective tax rate	26.6%	31.2%

For the year ended December 31, 2025, the Company recorded $2.7 million of income tax benefit related to a decrease in its valuation allowance on deferred tax assets and $26.0 million of income tax benefit related to the impairment of the Navico Group reporting unit's goodwill. The valuation allowance decrease is primarily due to certain federal tax credits, state credits and NOLs that may not be realized in future years.

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

The following supplemental schedule of cash paid for income taxes, net of refunds:

(in millions)	2025
Cash paid during the period for income taxes:
U.S. Federal	$3.7
U.S. state and local	0.1
Foreign
Norway	10.2
China	9.5
Belgium	5.7
Mexico	5.4
Canada	2.8
Other	10.8
Total cash paid during the period for income taxes	$48.2

Cash paid for income taxes, prior to the adoption of ASU 2023-09, was $93.5 million and $175.4 million for the years ended December 31, 2024 and 2023, respectively.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Note 11 – Commitments and Contingencies

Repurchase Obligations

The Company has entered into arrangements with third party lenders in which it has agreed, in the event of a customer or franchisee default, to repurchase from the third party lender those Brunswick products repossessed from the customer or franchisee. These arrangements are typically subject to a maximum repurchase amount. The single year and maximum potential cash payments the Company could be required to make to repurchase collateral as of December 31, 2025 and December 31, 2024 were $85.9 million and $79.8 million, respectively. Included within these repurchase amounts are amounts related to BAC, as discussed in Note 8 – Financing Joint Venture.

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

Recourse Guarantees

The Company has also entered into guarantees of indebtedness of third parties, primarily in connection with customer financing programs. Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount that is less than the total outstanding obligations. The Company has also extended guarantees to third parties that have purchased customer receivables from Brunswick and, in certain instances, has guaranteed secured term financing of its customers. Potential payments in connection with these customer financing arrangements generally extend over several years. The single year and maximum potential cash obligations associated with these customer financing arrangements as of December 31, 2025 and December 31, 2024 were $9.7 million and $10.3 million, respectively. Accruals for potential losses related to recourse guarantees were not material in any period presented.

In certain instances, upon repurchase of the receivable or note, the Company receives rights to the collateral securing the financing. The Company’s risk under these arrangements is partially mitigated by the value of the collateral that secures the financing.

Receivable Factoring

The Company has accounts receivable sale arrangements with third parties which are included in the guarantee arrangements discussed above. The Company treats the sale of receivables in which the Company retains an interest as a secured obligation as the transfers of the receivables under these arrangements do not meet the requirements of a "true sale." The current portion of receivables recorded in Accounts and notes receivable and liabilities recorded in Accrued expenses were not material in any period presented. As of December 31, 2025 and 2024, the Company did not have any long-term receivables related to these arrangements.

Letters of Credit, Surety Bonds and Other Arrangements

Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling $6.3 million and $62.2 million, respectively, as of December 31, 2025. A large portion of these standby letters of credit and surety bonds are related to the Company’s self-insured workers' compensation program as required by its insurance companies and various state agencies. The Company has recorded reserves to cover the anticipated liabilities associated with these programs. Under certain circumstances, such as an event of default under the Company's revolving credit facility, or, in the case of surety bonds, a ratings downgrade, the Company could be required to post collateral to support the outstanding letters of credit and surety

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
bonds. The Company was not required to post letters of credit as collateral against surety bonds as of December 31, 2025.

The Company has a collateral trust arrangement with insurance carriers and a trustee bank. The trust is owned by the Company, but the assets are pledged as collateral against workers’ compensation related obligations in lieu of other forms of collateral including letters of credit. In connection with this arrangement, the Company had $11.3 million and $10.0 million of cash in the trust as of December 31, 2025 and December 31, 2024, respectively, which was classified as Restricted cash in the Company's Consolidated Balance Sheets.

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

The following activity related to product warranty liabilities was recorded in Accrued expenses during the years ended December 31, 2025 and December 31, 2024:

(in millions)	2025	2024
Balance at beginning of period	$152.8	$157.6
Payments	(96.9)	(102.3)
Provisions/additions for contracts issued/sold	113.6	83.0
Aggregate changes for preexisting warranties	(9.7)	16.6
Foreign currency translation	2.9	(2.0)
Other	(0.5)	(0.1)
Balance at end of period	$162.2	$152.8

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

The following activity related to deferred revenue for extended product warranty contracts was recorded in Accrued expenses and Other long-term liabilities during the years ended December 31, 2025 and December 31, 2024:

(in millions)	2025	2024
Balance at beginning of period	$136.6	$127.2
Extended warranty contracts sold	43.2	41.4
Revenue recognized on existing extended warranty contracts	(34.0)	(31.1)
Foreign currency translation	0.4	(0.7)
Other	(0.2)	(0.2)
Balance at end of period	$146.0	$136.6

Legal

The Company accrues for litigation exposure when it is probable that future costs will be incurred and such costs can be reasonably estimated. Adjustments to estimates are recorded in the period they are identified. Management does not believe that there is a reasonable possibility that a material loss exceeding the amounts already

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
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

The environmental remediation and clean-up projects in which the Company is involved have an aggregate estimated range of exposure of approximately $13.7 million to $37.4 million as of December 31, 2025. As of December 31, 2025 and 2024, the Company had accruals for environmental liabilities of $13.7 million and $14.1 million, respectively, which were recorded within Accrued expenses and Other long-term liabilities in the Consolidated Balance Sheets. Environmental provisions recorded were not material in any period presented.

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

Derivative Financial Instruments. The Company uses derivative financial instruments to manage its risks associated with movements in foreign currency exchange rates and interest rates. Derivative instruments are not used for trading or speculative purposes. The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivatives that are designated as hedges to specific forecasted transactions. The Company also assesses, both at the hedge’s inception and monthly thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in the anticipated cash flows of the hedged item. If the hedging relationship ceases to be highly effective, or it becomes probable that a forecasted transaction is no longer expected to occur, the Company discontinues hedge accounting prospectively and immediately recognizes the gains and losses associated with those hedges. There were no material adjustments as a result of ineffectiveness to the results of operations for the years ended December 31, 2025, 2024 and 2023. The fair value of derivative financial instruments is determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded. The effects of derivative financial instruments are not expected to be material to the Company’s financial position or results of operations when considered together with the underlying exposure being hedged. Use of derivative financial instruments exposes the Company to credit-risk with its counterparties when the fair value of a derivative contract is an asset. The Company mitigates this risk by entering into derivative contracts with highly rated counterparties. The maximum amount of loss due to counterparty credit-risk is limited to the asset value of derivative financial instruments.

Cash Flow Hedges. The Company enters into certain derivative instruments that are designated and qualify as cash flow hedges. The Company executes both forward and option contracts, based on forecasted transactions, to manage foreign currency exchange exposure mainly related to inventory purchase and sales transactions.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
A cash flow hedge requires that as changes in the fair value of derivatives occur, the portion of the change deemed to be effective is recorded temporarily in Accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of December 31, 2025, the term of derivative instruments hedging forecasted transactions ranged up to 24 months.

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

Cross-Currency Swaps. The Company regularly enters into cross-currency swaps to hedge Euro and Yuan currency exposures of the net investment in certain foreign subsidiaries. The cross-currency swaps are designated as net investment hedges, with the amount of gain or loss associated with the change in fair value of these instruments deferred within Accumulated other comprehensive loss and recognized upon termination of the respective investment. During 2025, the company entered into $500.0 million of cross-currency swap contracts and settled $400.0 million of cross-currency swap contracts previously entered into, resulting in a deferred gain of $4.9 million within Accumulated other comprehensive loss. During 2024, the company entered into $450.0 million of cross-currency swap contracts and settled $300.0 million of cross-currency swap contracts previously entered into, resulting in a deferred gain of $1.7 million within Accumulated other comprehensive loss.

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

Interest-Rate Derivatives. The Company previously entered into forward-starting interest rate swaps and treasury-lock swaps to hedge interest rate risk associated with debt issuances. There were no forward-starting interest rate swaps or treasury-lock swaps outstanding as of December 31, 2025 and December 31, 2024.

The following table summarizes the notional values of the Company's derivative instruments as of December 31, 2025 and December 31, 2024:

(in millions)	Notional Value
Instruments	December 31, 2025	December 31, 2024
Cross-currency swaps	$500.0	$400.0
Commodity contracts (A)(B)	38.5	26.9
Foreign exchange contracts (B)(C)	706.1	571.2
(A) Commodity contracts outstanding as of December 31, 2025 mature through 2027.
(B) The amount of gain or loss that is expected to be reclassified from Accumulated other comprehensive income (loss) to earnings in the next twelve months is immaterial.
(C) Forward contracts outstanding as of December 31, 2025 mature through 2027 and mainly relate to the Euro, Australian dollar, Mexican peso and Norwegian krone.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
As of December 31, 2025 and December 31, 2024, the fair values of the Company’s derivative instruments were:

(in millions)	Fair Value
Asset Derivatives	December 31, 2025	December 31, 2024
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	$4.8	$13.2
Commodity contracts	7.9	0.8
Total	$12.7	$14.0

Derivatives Designated as Net Investment Hedges
Cross-currency swaps	$—	$5.1

Other Hedging Activity
Foreign exchange contracts	$0.6	$3.0

Liability Derivatives
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	$11.9	$5.8
Commodity contracts	0.1	0.4
Total	$12.0	$6.2

Derivatives Designated as Net Investment Hedges
Cross-currency swaps	$45.5	$—

Other Hedging Activity
Foreign exchange contracts	$0.7	$3.2

As of December 31, 2025 and December 31, 2024, asset derivatives are included within Prepaid expenses and other and Other long-term assets, and liability derivatives are included within Accrued expenses and Other long-term liabilities in the Consolidated Balance Sheets.

The effect of derivative instruments on the Consolidated Statements of Operations for the years ended December 31, 2025 and December 31, 2024 is as shown in the tables below.

The amount of gain (loss) on derivatives recognized in Accumulated other comprehensive loss was as follows:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	December 31, 2025	December 31, 2024
Foreign exchange contracts	$(19.6)	$13.8
Commodity contracts	13.6	(0.3)
Total	$(6.0)	$13.5

Derivatives Designated as Net Investment Hedging Instruments
Cross-currency swaps	$(45.6)	$11.8

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
The amount of gain (loss) reclassified from Accumulated other comprehensive loss into earnings was as follows:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	Location of Gain (Loss)	December 31, 2025	December 31, 2024
Interest-rate contracts	Interest expense	$0.1	$0.1
Foreign exchange contracts	Cost of sales	(0.9)	2.9
Commodity contracts	Cost of sales	5.3	(1.0)
Total		$4.5	$2.0

The amount of gain (loss) on derivatives recognized directly into earnings was as follows:

(in millions)
Other Hedging Activity	Location of Gain (Loss)	December 31, 2025	December 31, 2024
Foreign exchange contracts	Cost of sales	$(13.2)	$7.7
Foreign exchange contracts	Other income (expense), net	7.2	(6.1)
Total		$(6.0)	$1.6

Note 13 – Accrued Expenses

Accrued Expenses as of December 31, 2025 and 2024 were as follows:

(in millions)	2025	2024
Compensation and benefit plans	$202.6	$95.2
Sales incentives and discounts	164.2	162.7
Product warranties	162.2	152.8
Deferred revenue and customer deposits	75.9	72.9
Current operating lease liabilities	28.9	26.0
Interest	23.1	29.0
Product Liability	14.2	20.8
Insurance reserves	13.2	12.2
Derivatives	12.7	9.4
Environmental reserves	5.6	5.8
Real property, personal property and other non-income taxes	3.5	6.4
Legal fees	1.8	14.7
Other	50.5	35.8
Total accrued expenses	$758.4	$643.7

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Note 14 – Debt

The following table provides the changes in the Company's debt for the year ended December 31, 2025:

(in millions)	Short-term debt and current maturities of long-term debt	Long-term debt	Total
Balance as of December 31, 2024	$242.8	$2,097.8	$2,340.6
Proceeds from issuances of debt (A)	173.1	—	173.1
Repayments of debt (A)(B)(C)(D)(E)	(410.7)	(1.9)	(412.6)
Reclassification of long-term debt	294.2	(294.2)	—
Other	(4.0)	5.1	1.1
Balance as of December 31, 2025	$295.4	$1,806.8	$2,102.2

(A) During 2025, the Company had short-term borrowings and repayments under its unsecured commercial paper program and borrowings outstanding of $290.0 million as of December 31, 2025.
(B) During 2025, the Company made the remaining principal repayments, totaling $125.0 million of its 6.625% Senior Notes due 2049.
(C) During 2025, the Company made the remaining principal repayments, totaling $185.0 million of its 6.5% Senior Notes due 2048.
(D) During 2025, the Company repaid $15.0 million of its 6.375% Senior Notes due 2049.
(E) During 2025, the Company repaid $100.0 million of its 5.100% Senior Notes due 2052.

Long-term debt as of December 31, 2025 and December 31, 2024 consisted of the following:

(in millions)	2025	2024
Senior Notes, 2.4% due 2031	$550.0	$550.0
Senior Notes, 4.400% due 2032	450.0	450.0
Senior Notes, 5.850% due 2029	400.0	400.0
Senior Notes, 6.375% due 2049	215.0	230.0
Senior Notes, 5.100% due 2052	200.0	300.0
Senior Notes, 6.500% due 2048	—	185.0
Senior Notes, 6.625% due 2049	—	125.0
Short-term Unsecured Commercial Paper	290.0	115.0
Other debt	15.8	19.0
Total debt, excluding unamortized discount and issuance costs	2,120.8	2,374.0
Unamortized discount and issuance costs	(18.6)	(33.4)
Short-term debt and current maturities of long-term debt	(295.4)	(242.8)
Total long-term debt	$1,806.8	$2,097.8

Debt issuance costs paid in 2024 were $3.1 million.There were no debt issuance costs paid during the years ended December 31, 2025 or 2023. Debt issuance costs are reported in Net proceeds from issuances of long-term debt within cash flows from financing activities on the Consolidated Statements of Cash Flows.

Scheduled maturities as of December 31, 2025 consisted of the following:

(in millions)
2026	$295.4
2027	4.3
2028	3.4
2029	401.9
2030	0.8
Thereafter	1,415.0
Total debt, excluding unamortized discount and issuance costs	$2,120.8

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Activity

2048 and 6.375% 2049 Notes

During the fourth quarter of 2025, the Company issued a notice of full redemption to the holders of its 6.500% Senior Notes due 2048 (2048 Notes) and a notice of partial redemption to the holders of its 6.375% Senior Notes due 2049 (2049 Notes). The 2048 Notes were redeemed in the fourth quarter of 2025 at a redemption price equal to 100 percent of the outstanding principal amount of $185.0 million plus accrued interest of $1.5 million. $15.0 million of the 2049 Notes were redeemed in the fourth quarter of 2025 at a redemption price equal to 100 percent of the outstanding principal plus accrued interest of $0.1 million. The Company recognized a loss on early extinguishment of debt of $7.0 million related to unamortized issuance costs for the 2048 Notes and 2049 Notes recorded as a component of Gain (loss) on early extinguishment of debt in the Company's Consolidated Statements of Operations. The Company financed the full retirement of the 2048 Notes and partial retirement of the 2049 Notes using commercial paper borrowings.

Tender Offer

In November 2025, the Company commenced a tender offer to purchase for cash an aggregate principal amount of up to $100.0 million of its 5.100% Senior Notes due 2052 (2052 Notes). The tender offers expired on December 11, 2025. At the expiration date, the Company repurchased an aggregate principal amount of $100.0 million for $83.2 million of outstanding 2052 notes. This amount excludes outstanding securities tendered pursuant to the guaranteed delivery procedures described in the tender offer documents, which remain subject to the holders' performance of the delivery requirements under such procedures. The Company recognized a gain on early extinguishment of debt of $14.8 million related to the tender offers, which was recorded as a component of Gain (loss) on early extinguishment of debt in the Company's Consolidated Statements of Operations.

6.625% 2049 Notes

During the fourth quarter of 2024, the Company issued an irrevocable notice of redemption to the holders of its 6.625% Senior Notes due 2049 (the Notes). The Notes were redeemed in the first quarter of 2025 at a redemption price equal to 100 percent of the outstanding principal amount of $125.0 million plus accrued interest of $2.1 million in accordance with the redemption provision of the Notes. The Company recognized a loss on early extinguishment of debt of $3.7 million related to unamortized issuance costs, which was recorded as a component of Gain (loss) on early extinguishment of debt in the Company's Consolidated Statements of Operations. The Company financed the retirement of the Notes using commercial paper borrowings.

2027 Notes

During the fourth quarter of 2024, the Company issued an irrevocable notice of redemption to the holders of its 7.125% Notes due 2027 (2027 Notes). The 2027 Notes were redeemed at a redemption price equal to 100 percent of the outstanding principal amount of $160.7 million plus accrued interest of $3.5 million and a make-whole redemption premium of $12.5 million in accordance with the redemption provision of the 2027 Notes. The Company recognized a loss on early extinguishment of debt which included the make-whole redemption premium of $12.5 million plus an immaterial amount of unamortized issuance costs, which was recorded as a component of Gain (loss) on early extinguishment of debt in the Company's Consolidated Statements of Operations. The Company financed the retirement of the 2027 Notes using commercial paper borrowings.

2024 Notes

During the third quarter of 2024, the Company made the remaining principal repayments, totaling $450.0 million, of its 0.850% Senior Notes due 2024 (2024 Notes). The 2024 Notes were repaid at 100 percent of the principal amount plus accrued interest in accordance with the provisions of the notes.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
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

The Company currently pays a credit facility fee of 15 basis points per annum. The facility fee per annum will be within a range of 10 to 25 basis points based on the Company's credit rating. Under the terms of the Credit Facility, the Company has two borrowing options: borrowing at a rate tied to adjusted Secured Overnight Financing Rate (SOFR) rate plus 10 basis points plus a spread of 110 basis points or a base rate plus a margin of 10 basis points. The rates are determined by the Company's credit ratings, with spreads ranging from 90 to 150 basis points for SOFR rate borrowings and 0 to 50 basis points for base rate borrowings. The Company is required to maintain compliance with two financial covenants included in the Credit Facility: a minimum interest coverage ratio and a maximum net leverage ratio. The minimum interest coverage ratio, as defined in the agreement, is not permitted to be less than 3.00 to 1.00. The maximum net leverage ratio, as defined in the agreement, is not permitted to be more than 3.75 to 1.00 but allows for a 12-month increase to 4.25 to 1.00 following the consummation of a Qualified Acquisition (as such term is defined in the Amended Credit Facility). As of December 31, 2025, the Company was in compliance with the financial covenants in the Credit Facility.

During 2025, there were no borrowings under the Credit Facility, and available borrowing capacity as of December 31, 2025 totaled $994.0 million, net of $6.0 million of letters of credit outstanding under the Credit Facility.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
During 2024, there were no borrowings under the Credit Facility, and available borrowing capacity as of December 31, 2024 totaled $997.0 million, net of $3.0 million of letters of credit outstanding under the Credit Facility.

Commercial Paper

In December 2019, the Company entered into an unsecured commercial paper program (CP Program) pursuant to which the Company may issue short-term, unsecured commercial paper notes (CP Notes). During 2024, the Company increased the size of its CP Program to permit the issuance of CP Notes in an aggregate principal amount not to exceed $1.0 billion at any time outstanding. The CP Program previously allowed the Company to issue CP Notes in an aggregate principal amount not to exceed $500.0 million at any time outstanding. Amounts available under the CP Program may be borrowed, repaid and re-borrowed from time to time with the aggregate principal amount of CP Notes outstanding under the CP Program at any time not exceeding the lower of $1.0 billion or the available borrowing amount under the Credit Facility. The net proceeds of the issuances of the CP Notes are expected to be used for general corporate purposes. The maturities of the CP Notes will vary but may not exceed 397 days from the date of issue. The CP Notes will be sold under customary terms in the commercial paper market and will be issued at a discount to par or alternatively, will be issued at par and bear varying interest rates on a fixed or floating basis. During 2025, borrowings under the CP Program totaled $1.1 billion. As of December 31, 2025, the Company had $290.0 million of borrowings outstanding under the CP Program with a weighted average interest rate of 4.27%. During 2025, the maximum amount utilized under the CP Program was $445.5 million. During 2024, borrowings under the CP Program totaled $915.0 million. As of December 31, 2024, the Company had $115.0 million of borrowings outstanding under the CP Program with a weighted average interest rate of 5.01%. During 2024, the maximum amount utilized under the CP Program was $280.0 million.
General Provisions

The table below summarizes the general provisions of these long-term debt instruments.

	Senior Notes Due 2029	Senior Notes Due 2031	Senior Notes Due 2032	Senior Notes Due 2049	Senior Notes Due 2052
Coupon Rate	5.850%	2.400%	4.400%	6.375%	5.100%
Maturity Date	3/18/2029	8/18/2031	9/15/2032	4/15/2049	4/1/2052
Interest Payment Frequency	Semi-Annually	Semi-Annually	Semi-Annually	Quarterly	Semi-Annually
Callable	No	No	No	Yes	No
Price Callable at:	N/A	N/A	N/A	Par	N/A
Callable as of:	N/A	N/A	N/A	4/15/2024	N/A
Redeemable (A)	Yes	Yes	Yes	No	Yes
Redeemable at:	Make-Whole Premium	Make-Whole Premium	Make-Whole Premium	N/A	Make-Whole Premium
Redeemable until:	1-month prior to Maturity	3-months prior to Maturity	3-months prior to Maturity	N/A	6-months prior to Maturity
Change of Control (B)	Yes	Yes	Yes	Yes	Yes
(A) If the Company elects to redeem the debt instrument, it will pay a "make-whole" redemption price set forth in the respective indenture.
(B) If the Company experiences a change of control, subject to certain circumstances, the Company may be required to repurchase some or all of the notes for an amount equal to 101 percent of the outstanding principal plus any accrued and unpaid interest.

Note 15 – Postretirement Benefits

The Company has defined contribution plans and makes contributions including matching and annual discretionary contributions which are based on various percentages of compensation and in some instances, are based on the amount of the employees' contributions to the plans. The expense related to the defined contribution plans was $45.5 million in 2025, $31.9 million in 2024 and $47.0 million in 2023.

The Company also maintains a nonqualified pension plan and an other postretirement benefit plan. The funded status of the nonqualified pension plan includes projected and accumulated benefit obligations of $14.5 million and $15.4 million as of December 31, 2025 and 2024, respectively. The other postretirement plan is frozen. The funded status of the other postretirement benefit plan includes projected and accumulated benefit obligations of $17.7 million and $18.6 million as of December 31, 2025 and 2024, respectively.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
The Company's foreign pension and other postretirement plans are not significant, individually or in the aggregate. The projected benefit obligation, net of plan assets for the Company's foreign pension plans, was $4.5 million and $10.8 million as of December 31, 2025 and 2024, respectively.

Activity impacting the Consolidated Statements of Operations and Consolidated Statements of Cash Flows related to these plans was immaterial in 2025, 2024, and 2023.

Note 16 – Stock Plans and Management Compensation

On May 3, 2023, the Company's shareholders approved the Brunswick Corporation 2023 Stock Incentive Plan (Plan), which replaced the Company's 2014 Stock Incentive Plan. Under the Plan, the Company may grant stock options, stock appreciation rights (SARs), non-vested stock units, performance awards, and other share-based or cash-based awards to executives, other employees, non-employee directors and persons expected to become officers with shares from treasury shares and from authorized, but unissued, shares of common stock initially available for grant, in addition to: (i) the forfeiture of past awards; or (ii) shares delivered to or withheld by the Company to pay the withholding taxes related to awards. As of December 31, 2025, 2.7 million shares remained available for grant.

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

The Company recognizes the cost of non-vested stock units on a straight-line basis over the requisite service period. Additionally, cash-settled, non-vested stock units are recorded as a liability on the balance sheet and adjusted to fair value each reporting period through stock compensation expense. During the years ended December 31, 2025, 2024 and 2023, the Company charged $29.8 million, $23.3 million and $20.4 million, respectively, to compensation expense for non-vested stock units. The related income tax benefit recognized in 2025, 2024 and 2023 was $7.3 million, $5.7 million and $5.0 million, respectively. The fair value of shares vested during 2025, 2024 and 2023 was $21.0 million, $10.9 million and $24.5 million, respectively.

The weighted average price per non-vested stock unit at grant date was $64.83, $87.16 and $88.00 for units granted in 2025, 2024 and 2023, respectively. Non-vested stock unit activity for the year ended December 31, 2025 was as follows:

(in thousands, except grant date fair value)	Non-vested Stock Unit Activity	Weighted Average Grant Date Fair Value ($)
Unvested as of January 1, 2025	722	88.97
Awarded	522	64.83
Forfeited	(58)	74.85
Vested	(283)	90.95
Unvested as of December 31, 2025	903	75.31

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
As of December 31, 2025, there was $20.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. The Company expects this expense to be recognized over a weighted average period of 1.5 years.

Performance Awards

In 2025, 2024 and 2023, the Company granted performance shares to certain officers and senior leaders. Performance share awards are based on three performance measures: a cash flow return on investment (CFROI) measure, an operating margin (OM) measure and a total shareholder return (TSR) modifier. Performance shares are earned based on a three-year performance period commencing at the beginning of the calendar year of each grant. The performance shares earned are then subject to a TSR modifier based on Brunswick's stock return measured against stock returns of a predefined comparator group over a three-year performance period. Additionally, in 2025, 2024 and 2023, the Company granted 21,870, 33,610 and 36,170 performance shares, respectively, to certain officers and certain senior leaders based on the respective measures and performance periods described above but excluding a TSR modifier.

The fair values of the senior leaders' performance share award grants with a TSR modifier at the grant date in 2025, 2024 and 2023 were $62.01, $85.52 and $88.47, respectively, which were estimated using the Monte Carlo valuation model, and incorporated the following assumptions:

	2025	2024	2023
Risk-free interest rate	4.3%	4.3%	4.3%
Dividend yield	2.7%	1.9%	1.8%
Volatility factor	40.4%	40.5%	49.8%
Expected life of award	2.9 years	2.9 years	2.9 years

The fair value of certain officers' and certain senior managers' performance awards granted based solely on the CFROI and OM performance factors was $60.16, $83.39 and $83.97, which was equal to the stock price on the date of grant in 2025, 2024 and 2023, respectively, less the present value of dividend payments over the vesting period.

The Company recorded compensation expense related to performance awards of $8.9 million, $0.0 million and $2.1 million in 2025, 2024 and 2023, respectively. The related income tax benefit recognized in 2025, 2024 and 2023 was $2.2 million, $0.0 million and $0.5 million, respectively. The fair value of awards vested during 2025, 2024 and 2023 was $1.9 million, $7.5 million and $16.2 million, respectively.

Performance award activity for the year ended December 31, 2025 was as follows:

(in thousands, except grant date fair value)	Performance Awards	Weighted Average Grant Date Fair Value ($)
Performance awards, unvested at January 1	259	83.09
Awarded	185	61.79
Forfeited	(100)	87.74
Vested and earned	(25)	66.46
Performance awards, unvested at December 31	319	70.62

As of December 31, 2025, the Company had $3.5 million of total unrecognized compensation expense related to performance awards. The Company expects this expense to be recognized over a weighted average period of 1.6 years.

Director Awards

The Company issues stock awards to non-employee directors in accordance with the terms and conditions determined by the Nominating and Corporate Governance Committee of the Board of Directors. A portion of each director’s annual fee is paid in Brunswick common stock, the receipt of which may be deferred until a director retires

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
from the Board of Directors. Each director may elect to have the remaining portion paid in cash, in Brunswick common stock distributed at the time of the award, or in deferred Brunswick common stock units with a 20 percent premium.

Note 17 – Comprehensive Income (Loss)

The following table presents reclassification adjustments out of Accumulated other comprehensive loss during the years ended December 31, 2025, 2024 and 2023:

(in millions)
Details about Accumulated other comprehensive loss components	2025	2024	2023	Affected line item in the statement where net income is presented
Amortization of defined benefit items:
Prior service credits	$0.6	$0.7	$4.3	Other (loss) income, net
Net actuarial gains (losses)	0.1	0.7	(2.2)	Other (loss) income, net
	0.7	1.4	2.1	(Loss) earnings before income taxes
	(0.2)	(0.4)	(1.0)	Income tax provision
	$0.5	$1.0	$1.1	Net (loss) earnings from continuing operations

Amount of gain (loss) reclassified into earnings on derivative contracts:
Interest rate contracts	$0.1	$0.1	$(0.1)	Interest expense
Foreign exchange contracts	(0.9)	2.9	16.8	Cost of sales
Commodity contracts	5.3	(1.0)	(3.1)	Cost of sales
	4.5	2.0	13.6	(Loss) earnings before income taxes
	(1.2)	(0.6)	(4.0)	Income tax provision
	$3.3	$1.4	$9.6	Net (loss) earnings from continuing operations

Note 18 –Earnings (Loss) per Common Share

Basic (loss) earnings per common share is calculated by dividing Net (loss) earnings by the weighted average outstanding shares, which includes vested, unissued equity awards during the period. Diluted (loss) earnings per common share is calculated similarly, except that the calculation includes the dilutive effect of share-based compensation awards, unless the inclusion of such award would have an anti-dilutive effect. Diluted loss per common share for the year ended 2025 excludes the impact of all non-vested stock and performance awards as their inclusion is anti-dilutive.

There were 133,155, 5,336 and 1,180 share awards not included in the computation of diluted earnings per share for the years ended December 31, 2025, 2024, and 2023, respectively, because their inclusion was anti-dilutive.

Refer to the Consolidated Statements of Operations for both Basic and Diluted earnings per common share for the years ended December 31 2025, 2024 and 2023.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
Note 19 – Treasury Stock

The Company has executed share repurchases against authorizations approved by the Board of Directors. In 2025, the Company repurchased $80.0 million of stock under these authorizations and as of December 31, 2025, the remaining authorization was $341.5 million.

Treasury stock activity for the years ended December 31, 2025, 2024 and 2023 was as follows:

(Shares in thousands)	2025	2024	2023
Balance as of January 1	36,551	34,311	31,173
Compensation plans and other	(247)	(212)	(298)
Share repurchases	1,345	2,452	3,436
Balance as of December 31	37,649	36,551	34,311

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

A summary of the Company's lease assets and lease liabilities as of December 31, 2025 and December 31, 2024 is as follows:

(in millions)	Classification	2025	2024
Lease Assets
Operating lease assets	Operating lease assets	$170.2	$161.8

Lease Liabilities
Current operating lease liabilities	Accrued expenses	28.9	26.0
Non-current operating lease liabilities	Operating lease liabilities	151.7	145.1
Total lease liabilities		$180.6	$171.1

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
A summary of the Company's total lease cost for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 is as follows:

(in millions)	Classification	2025	2024	2023
Operating lease cost	Selling, general and administrative expense	$18.1	$17.7	$20.1
	Cost of sales	44.5	45.4	39.3
Variable lease cost	Selling, general and administrative expense	1.0	0.8	1.6
	Cost of sales	6.7	6.3	6.2
Total lease cost (A)		$70.3	$70.2	$67.2

Other Information:
Cash paid for amounts included in the measurement of operating lease liabilities		$37.5	$39.3	$30.0

(A) Includes total short-term lease cost which is immaterial.

The Company's maturity analysis of its operating lease liabilities as of December 31, 2025 is as follows:

(in millions)
2026	$38.8
2027	32.6
2028	28.8
2029	24.6
2030	19.6
Thereafter	95.4
Total lease payments	239.8
Less: Imputed interest	(59.2)
Present value of lease liabilities	$180.6

The total weighted-average discount rate and remaining lease term for the Company's operating leases were 6.5 percent and 6.5 years, respectively, as of December 31, 2025. Total operating lease payments reflected in operating cash flows were $37.5 million for the year ended December 31, 2025.

Note 21 – Supplier Finance Program Obligations

Under our supplier finance program, the Company agrees to pay Bank of America (the Bank) the stated amount of confirmed invoices from our suppliers on the original invoice payment due date. Our suppliers may request payment from the Bank at a date earlier than the payment due date stated on the original invoice in exchange for a fee in the form of a discounted invoice amount. The Company or the Bank may terminate the agreement upon at least 90 days’ notice. The supplier invoices that have been confirmed as valid under the program require payment ranging from 60 to 120 days from the invoice date, consistent with the terms of the original invoice. The Company does not pay the Bank any service fees or subscription fees under the program. In addition, the Company does not pledge any assets as security or provide other forms of guarantees for the committed payment to the Bank. As of December 31, 2025 and 2024, the Company had $6.2 million and $8.2 million confirmed invoices under the supplier finance program, respectively, which were included in Accounts payable on the Consolidated Balance Sheets. The roll-forward of the Company's outstanding obligations confirmed as valid under its supplier finance program for the years ended December 31, 2025 and December 31, 2024 is as follows:

(in millions)	2025	2024
Confirmed obligations outstanding at the beginning of the year	$8.2	$11.6
Invoices confirmed during the year	53.8	58.4
Confirmed invoices paid during the year	(55.8)	(61.8)
Confirmed obligations outstanding at the end of the year	$6.2	$8.2

BRUNSWICK CORPORATION
Schedule II - Valuation and Qualifying Accounts
(in millions)

Allowances for Losses on Receivables	Balance at Beginning of Year	Charges to Profit and Loss	Write-offs	Recoveries	Other	Balance at End of Year
2025	$10.3	$2.4	$(3.3)	$0.1	$1.1	$10.6

2024	10.8	3.0	(3.8)	0.2	0.1	10.3

2023	10.2	3.2	(4.2)	1.4	0.2	10.8

Deferred Tax Asset Valuation Allowance	Balance at Beginning of Year	Charges to Profit and Loss (A)	Write-offs	Recoveries	Other (B)	Balance at End of Year
2025	$75.1	$(2.7)	$—	$—	$2.4	$74.8

2024	71.3	5.0	—	—	(1.2)	75.1

2023	52.8	17.8	—	—	0.7	71.3

(A) For the year ended December 31, 2025, the deferred tax asset valuation benefit primarily relates to the reassessment of certain state tax credits. For the year ended December 31, 2024, the deferred tax asset valuation expense primarily relates to reassessments of certain federal losses, state tax credits, and NOL's. For the year ended December 31, 2023, the deferred tax asset valuation expense activity primarily relates to reassessments of certain federal tax credits, impairment of certain investments, and state tax credits and NOL's.

(B) For the years ended December 31, 2025, December 31, 2024 and December 31, 2023 the activity primarily relates to currency translation of foreign balances.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUNSWICK CORPORATION
February 13, 2026	By:	/S/ RANDALL S. ALTMAN
Randall S. Altman
Senior Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

February 13, 2026	By:	/S/ DAVID M. FOULKES
David M. Foulkes
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

February 13, 2026	By:	/S/ RYAN M. GWILLIM
Ryan M. Gwillim
Executive Vice President and Chief Financial and Strategy Officer
(Principal Financial Officer)

February 13, 2026	By:	/S/ RANDALL S. ALTMAN
Randall S. Altman
Senior Vice President and Controller
(Principal Accounting Officer)

This report has been signed by the following directors, constituting the remainder of the Board of Directors, by Ryan M. Gwillim, as Attorney-in-Fact.

Nancy E. Cooper
David C. Everitt
Reginald Fils-Aimé
Lauren Patricia Flaherty
Joseph W. McClanathan
David V. Singer
J. Steven Whisler
Roger J. Wood
MaryAnn Wright

February 13, 2026	By:	/S/ RYAN M. GWILLIM
Ryan M. Gwillim
Attorney-in-Fact