Form 10-Q
period 2026-04-04
BRUNSWICK CORP
filed 2026-05-07
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended April 4, 2026

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
The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of May 4, 2026 was 64,974,438.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
April 4, 2026

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(in millions, except per share data)	April 4, 2026	March 29, 2025
Net sales	$1,378.1	$1,221.8
Cost of sales	1,034.5	917.9
Selling, general and administrative expense	242.2	208.0
Research and development expense	46.3	38.5
Restructuring, exit and impairment charges	4.8	1.1
Operating earnings	50.3	56.3
Equity earnings	1.6	2.2
Other (expense) income, net	(1.6)	1.3
Earnings before interest and income taxes	50.3	59.8
Interest expense	(24.6)	(29.7)
Interest income	1.2	1.7
Loss on early extinguishment of debt	—	(3.7)
Earnings before income taxes	26.9	28.1
Income tax provision	5.9	7.9
Net earnings	$21.0	$20.2

Earnings per common share:
Basic
Earnings from continuing operations	$0.32	$0.31
Net earnings	$0.32	$0.31

Diluted
Earnings from continuing operations	$0.32	$0.30
Net earnings	$0.32	$0.30

Weighted average shares used for computation of:
Basic earnings per common share	65.4	66.2
Diluted earnings per common share	65.7	66.3

Comprehensive income	$26.0	$32.9

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated financial statements.

BRUNSWICK CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share and per share data)	April 4, 2026	December 31, 2025	March 29, 2025
Assets
Current assets
Cash and cash equivalents	$277.8	$256.8	$286.7
Restricted cash	10.7	18.1	18.0
Short-term investments in marketable securities	0.8	0.8	0.8
Total cash and short-term investments in marketable securities	289.3	275.7	305.5
Accounts and notes receivable, less allowances of $11.0, $10.6, and $11.0	638.8	522.8	553.1
Inventories
Finished goods	804.6	767.4	870.5
Work-in-process	167.6	146.9	172.7
Raw materials	281.3	278.0	310.6
Net inventories	1,253.5	1,192.3	1,353.8
Prepaid expenses and other	104.5	72.5	93.5
Current assets	2,286.1	2,063.3	2,305.9

Property
Land	40.6	43.8	44.0
Buildings and improvements	679.3	681.5	650.0
Equipment	1,611.2	1,597.1	1,559.8
Total land, buildings and improvements and equipment	2,331.1	2,322.4	2,253.8
Accumulated depreciation	(1,316.4)	(1,291.1)	(1,214.0)
Net land, buildings and improvements and equipment	1,014.7	1,031.3	1,039.8
Unamortized product tooling costs	178.7	176.5	199.8
Net property	1,193.4	1,207.8	1,239.6

Other assets
Goodwill	676.4	681.2	972.5
Other intangibles, net	842.5	854.8	910.3
Deferred income tax asset	272.0	272.2	198.2
Operating lease assets	165.2	170.2	163.6
Equity investments	37.2	34.4	38.3
Other long-term assets	33.0	28.3	28.6
Other assets	2,026.3	2,041.1	2,311.5

Total assets	$5,505.8	$5,312.2	$5,857.0

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated financial statements.

(in millions, except share and per share data)	April 4, 2026	December 31, 2025	March 29, 2025
Liabilities and shareholders' equity
Current liabilities
Short-term debt and current maturities of long-term debt	$490.2	$295.4	$386.4
Accounts payable	460.4	374.9	420.3
Accrued expenses	711.1	758.4	661.5
Current liabilities	1,661.7	1,428.7	1,468.2

Long-term liabilities
Debt	1,806.2	1,806.8	2,097.7
Operating lease liabilities	145.3	151.7	142.0
Postretirement benefits	37.8	37.9	46.3
Deferred income tax liability	9.9	10.2	10.0
Other long-term liabilities	243.4	251.3	220.6
Long-term liabilities	2,242.6	2,257.9	2,516.6

Shareholders' equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares; outstanding: 65,014,000, 64,889,000 and 65,767,000 shares	76.9	76.9	76.9
Additional paid-in capital	410.2	426.8	396.2
Retained earnings	3,357.1	3,364.8	3,606.7
Treasury stock, at cost: 37,524,000, 37,649,000, and 36,771,000 shares	(2,225.0)	(2,220.2)	(2,166.9)
Accumulated other comprehensive loss, net of tax	(17.7)	(22.7)	(40.7)
Shareholders' equity	1,601.5	1,625.6	1,872.2

Total liabilities and shareholders' equity	$5,505.8	$5,312.2	$5,857.0

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated financial statements.

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(in millions)	April 4, 2026	March 29, 2025
Cash flows from operating activities
Net earnings	$21.0	$20.2
Less: net earnings from discontinued operations, net of tax	—	—
Net earnings from continuing operations	21.0	20.2
Depreciation and amortization	74.9	70.1
Stock compensation expense	9.5	6.8
Asset impairment charges	0.6	—
Deferred income taxes	0.9	0.1
Changes in certain current assets and current liabilities	(159.8)	(119.9)
Extended warranty contracts and other deferred revenue	2.3	2.3
Income taxes	(11.6)	8.0
Other, net	(1.5)	(1.0)
Net cash used for operating activities of continuing operations	(63.7)	(13.4)
Net cash used for operating activities of discontinued operations	(0.4)	(14.0)
Net cash used for operating activities	(64.1)	(27.4)

Cash flows from investing activities
Capital expenditures	(57.2)	(37.7)
Investments	(2.7)	(2.8)
Proceeds from the sale of property, plant and equipment	4.7	3.4
Other, net	—	2.1
Net cash used for investing activities	(55.2)	(35.0)

Cash flows from financing activities
Net proceeds from issuances of short-term debt	195.0	266.2
Payments of short-term debt	—	(1.5)
Payments of long-term debt including current maturities	(1.2)	(126.1)
Common stock repurchases	(16.2)	(25.6)
Cash dividends paid	(28.7)	(28.2)
Tax withholding associated with shares issued for share-based compensation	(15.4)	(6.9)
Net cash provided by financing activities	133.5	77.9

Effect of exchange rate changes	(0.6)	3.3
Net increase in Cash and cash equivalents and Restricted cash	13.6	18.8
Cash and cash equivalents and Restricted cash at beginning of period	274.9	285.9

Cash and cash equivalents and Restricted cash at end of period	288.5	304.7
Less: Restricted cash	10.7	18.0
Cash and cash equivalents at the end of period	$277.8	$286.7

Supplemental cash flow disclosures:
Cash paid for taxes	$16.5	$2.6
Cash paid for interest	$41.8	$46.4
The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated financial statements.

Brunswick Corporation
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated other comprehensive loss, net of tax	Total
Balance at December 31, 2025	$76.9	$426.8	$3,364.8	$(2,220.2)	$(22.7)	$1,625.6
Net earnings	—	—	21.0	—	—	21.0
Other comprehensive income	—	—	—	—	5.0	5.0
Dividends ($0.44 per common share)	—	—	(28.7)	—	—	(28.7)
Compensation plans and other	—	(16.6)	—	11.4	—	(5.2)
Common stock repurchases	—	—	—	(16.2)	—	(16.2)
Balance at April 4, 2026	$76.9	$410.2	$3,357.1	$(2,225.0)	$(17.7)	$1,601.5

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated other comprehensive loss, net of tax	Total
Balance at December 31, 2024	$76.9	$401.8	$3,614.7	$(2,147.7)	$(53.4)	$1,892.3
Net earnings	—	—	20.2	—	—	20.2
Other comprehensive income	—	—	—	—	12.7	12.7
Dividends ($0.43 per common share)	—	—	(28.2)	—	—	(28.2)
Compensation plans and other	—	(5.6)	—	6.6	—	1.0
Common stock repurchases	—	—	—	(25.8)	—	(25.8)
Balance at March 29, 2025	$76.9	$396.2	$3,606.7	$(2,166.9)	$(40.7)	$1,872.2

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated financial statements.

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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Brunswick's Annual Report on Form 10-K for the year ended December 31, 2025 (the 2025 Form 10-K). These results include, in management's opinion, all normal and recurring adjustments that are necessary to present fairly Brunswick's financial position, results of operations, and cash flows. Due to the seasonality of Brunswick's businesses, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Saturday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The first quarter of fiscal year 2026 ended on April 4, 2026 and the first quarter of fiscal year 2025 ended on March 29, 2025.

Recently Issued Accounting Standards

Income Statement: In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This guidance requires disclosures about significant expense categories, including but not limited to, inventory purchases, employee compensation, depreciation, amortization, and selling expenses. ASU 2024-03 is effective for financial statements for annual periods beginning after December 15, 2026. We are currently evaluating the impact of adopting this guidance on the consolidated financial statements.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Revenue Recognition

The following tables present the Company's revenue in categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors:

	Three Months Ended
	April 4, 2026
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Geographic Markets
United States	$347.3	$203.6	$125.5	$306.3	$982.7
Europe	106.4	30.2	68.2	35.3	240.1
Asia Pacific	41.3	27.5	18.1	3.0	89.9
Canada	20.8	15.5	5.7	44.2	86.2
Rest-of-World	55.5	13.0	6.0	5.9	80.4
Segment Eliminations	(75.0)	(1.7)	(23.7)	(0.8)	(101.2)
Total	$496.3	$288.1	$199.8	$393.9	$1,378.1

Major Product Lines
Outboard Engines	$448.3	$—	$—	$—	$448.3
Controls, Rigging, and Propellers	93.2	—	—	—	93.2
Sterndrive Engines	29.8	—	—	—	29.8
Distribution	—	175.0	—	—	175.0
Products	—	114.8	—	—	114.8
Electronic Solutions	—	—	102.5	—	102.5
Power Solutions	—	—	81.1	—	81.1
Performance Solutions	—	—	39.9	—	39.9
Aluminum Freshwater Boats	—	—	—	164.8	164.8
Recreational Fiberglass Boats	—	—	—	118.4	118.4
Saltwater Fishing Boats	—	—	—	76.1	76.1
Business Acceleration	—	—	—	54.7	54.7
Boat Eliminations/Other	—	—	—	(19.3)	(19.3)
Segment Eliminations	(75.0)	(1.7)	(23.7)	(0.8)	(101.2)
Total	$496.3	$288.1	$199.8	$393.9	$1,378.1

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended
	March 29, 2025
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Geographic Markets
United States	$300.2	$181.0	$125.0	$298.9	$905.1
Europe	82.6	24.6	58.5	29.4	195.1
Asia Pacific	40.0	24.6	15.1	3.9	83.6
Canada	17.0	12.9	4.4	35.1	69.4
Rest-of-World	47.2	12.2	5.2	4.8	69.4
Segment Eliminations	(73.3)	(2.4)	(24.7)	(0.4)	(100.8)
Total	$413.7	$252.9	$183.5	$371.7	$1,221.8

Major Product Lines
Outboard Engines	$376.5	$—	$—	$—	$376.5
Controls, Rigging, and Propellers	80.2	—	—	—	80.2
Sterndrive Engines	30.3	—	—	—	30.3
Distribution	—	155.4	—	—	155.4
Products	—	99.9	—	—	99.9
Electronic Solutions	—	—	100.2	—	100.2
Power Solutions	—	—	73.1	—	73.1
Performance Solutions	—	—	34.9	—	34.9
Aluminum Freshwater Boats	—	—	—	140.7	140.7
Recreational Fiberglass Boats	—	—	—	117.2	117.2
Saltwater Fishing Boats	—	—	—	80.8	80.8
Business Acceleration	—	—	—	51.6	51.6
Boat Eliminations/Other	—	—	—	(18.2)	(18.2)
Segment Eliminations	(73.3)	(2.4)	(24.7)	(0.4)	(100.8)
Total	$413.7	$252.9	$183.5	$371.7	$1,221.8

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

As of December 31, 2025, $194.0 million of contract liabilities associated with extended warranties, deferred revenue and customer deposits were reported in Accrued expenses and Other long-term liabilities, of which $21.2 million was recognized as revenue during the three months ended April 4, 2026. As of April 4, 2026, total contract liabilities were $206.3 million. The total amount of the transaction price allocated to unsatisfied performance obligations as of April 4, 2026 was $202.2 million for contracts greater than one year, which primarily relates to extended warranties. The Company expects to recognize $54.2 million of this amount in 2026, $54.3 million in 2027, and $93.7 million thereafter.

Note 3 – Restructuring, Exit, and Impairment Activities

During the three months ended April 4, 2026 and March 29, 2025, the Company recorded restructuring charges related to headcount reductions and related costs associated with streamlining the enterprise-wide cost structure and improving operating efficiencies. The Company also incurred charges related to the rationalization of its manufacturing footprint, including the decision in the third quarter of 2025 to rationalize our fiberglass boat manufacturing footprint and exit our facilities in Reynosa, Mexico and Flagler Beach, Florida and consolidate production from those facilities into existing U.S. facilities.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table is a summary of these expenses for the three months ended April 4, 2026:

(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Corporate	Total
Restructuring, exit, and impairment activities:
Employee termination and other benefits	$—	$—	$0.2	$1.5	$—	$1.7
Asset-related	—	—	—	2.0	—	2.0
Professional fees	—	—	—	1.1	—	1.1
Total restructuring, exit, and impairment charges	$—	$—	$0.2	$4.6	$—	$4.8

Total cash payments for restructuring, exit and impairment charges (A)	$—	$—	$1.4	$3.7	$0.1	$5.2
Accrued charges at end of the period (B)	$0.5	$0.1	$1.7	$9.4	$0.2	$11.9

(A) Cash payments for the three months ended April 4, 2026 includes payments related to prior period charges.
(B) Restructuring, exit, and impairment charges accrued as of April 4, 2026 are expected to be paid in the next twelve months.

The following table is a summary of these expenses for the three months ended March 29, 2025:

(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Corporate	Total
Restructuring, exit, and impairment activities:
Employee termination and other benefits	$—	$—	$0.8	$0.3	$—	$1.1

Total cash payments for restructuring, exit and impairment charges (A)	$1.1	$0.5	$1.6	$1.2	$0.8	$5.2
Accrued charges at end of the period	$0.3	$0.2	$0.7	$1.1	$0.1	$2.4

(A) Cash payments for the three months ended March 29, 2025 may include payments related to prior period charges.

Note 4 – Financial Instruments

The Company operates globally with manufacturing and sales facilities around the world. Due to the Company’s global operations, the Company engages in activities involving both financial and market risks. The Company utilizes normal operating and financing activities, along with derivative financial instruments, to minimize these risks. See Note 12 in the Notes to Consolidated Financial Statements in the 2025 Form 10-K for further details regarding the Company's financial instruments and hedging policies.

The following table summarizes the notional values of the Company's derivative instruments as of April 4, 2026, December 31, 2025, and March 29, 2025:

(in millions)	Notional Value
Instruments	April 4, 2026	December 31, 2025	March 29, 2025
Cross-currency swaps	$500.0	$500.0	$400.0
Commodity contracts (A)(B)	41.1	38.5	31.6
Foreign exchange contracts (B)(C)	762.7	706.1	701.5

(A) Commodity contracts outstanding as of April 4, 2026 mature through 2027.
(B) The amount of gain or loss that is expected to be reclassified from Accumulated other comprehensive loss to earnings in the next twelve months is immaterial.
(C) Forward contracts outstanding as of April 4, 2026 mature through 2027 and mainly relate to the Euro, Australian dollar, Canadian dollar, and Norwegian krone.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of April 4, 2026, December 31, 2025, and March 29, 2025, the fair values of the Company’s derivative instruments were:

(in millions)	Fair Value
Asset Derivatives	April 4, 2026	December 31, 2025	March 29, 2025
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	$8.4	$4.8	$5.4
Commodity contracts	10.4	7.9	3.2
Total	$18.8	$12.7	$8.6

Other Hedging Activity
Foreign exchange contracts	$1.7	$0.6	$2.1

Liability Derivatives
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	$8.4	$11.9	$4.5
Commodity contracts	0.2	0.1	0.2
Total	$8.6	$12.0	$4.7

Derivatives Designated as Net Investment Hedges
Cross-currency swaps	$37.5	$45.5	$12.3

Other Hedging Activity
Foreign exchange contracts	$5.6	$0.7	$0.2

As of April 4, 2026, December 31, 2025, and March 29, 2025, asset derivatives are included within Prepaid expenses and other and Other long-term assets, and liability derivatives are included within Accrued expenses and Other long-term liabilities in the Condensed Consolidated Balance Sheets.

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the three months ended April 4, 2026 and March 29, 2025 is shown in the tables below.

The amount of gain (loss) on derivatives recognized in Accumulated other comprehensive loss was as follows:

(in millions)	Three Months Ended
Derivatives Designated as Cash Flow Hedging Instruments	April 4, 2026	March 29, 2025
Commodity contracts	$6.2	$3.2
Foreign exchange contracts	4.6	(5.0)
Total	$10.8	$(1.8)

Derivatives Designated as Net Investment Hedging Instruments
Cross-currency swaps	$8.0	$(12.4)

The amount of gain (loss) reclassified from Accumulated other comprehensive loss into earnings was as follows:

(in millions)		Three Months Ended
Derivatives Designated as Cash Flow Hedging Instruments	Location of Gain (Loss)	April 4, 2026	March 29, 2025
Foreign exchange contracts	Cost of sales	$(2.4)	$1.7
Commodity contracts	Cost of sales	3.1	0.5
Total		$0.7	$2.2

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The amount of gain (loss) on derivatives recognized directly into earnings was as follows:

(in millions)		Three Months Ended
Other Hedging Activity	Location of Gain (Loss)	April 4, 2026	March 29, 2025
Foreign exchange contracts	Cost of sales	$(1.5)	$(4.7)
Foreign exchange contracts	Other (expense) income, net	(3.8)	5.1
Total		$(5.3)	$0.4

Note 5 – Fair Value Measurements

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis:

		Fair Value
(in millions)	Fair Value Level	April 4, 2026	December 31, 2025	March 29, 2025
Cash equivalents	1	$0.2	$0.4	$16.9
Short-term investments in marketable securities	1	0.8	0.8	0.8
Restricted cash	1	10.7	18.1	18.0
Derivative assets	2	20.5	13.3	10.7
Derivative liabilities	2	51.7	58.2	17.2
Deferred compensation	1	1.1	1.1	0.8
Deferred compensation	2	22.6	22.6	18.5
Liabilities measured at net asset value		15.8	15.6	12.8

Fair Value of Other Financial Instruments. The carrying values of the Company's short-term financial instruments, including cash and cash equivalents and accounts and notes receivable, approximate their fair values because of the short maturity of these instruments. The fair value of the Company's long-term debt, including current maturities, and short-term debt is determined using Level 1 and Level 2 inputs described in Note 6 to Notes to Consolidated Financial Statements in the 2025 Form 10-K. The fair value and carrying value of long-term debt, including current maturities, and short-term debt as of April 4, 2026, December 31, 2025, and March 29, 2025 was as follows:

(in millions)	April 4, 2026	December 31, 2025	March 29, 2025
Fair Value	$2,170.9	$2,004.9	$2,299.3
Carrying Value	2,311.6	2,118.0	2,509.5

Note 6 – Commitments and Contingencies

Product Warranties

The following activity related to product warranty liabilities was recorded in Accrued expenses during the three months ended April 4, 2026 and March 29, 2025:

(in millions)	April 4, 2026	March 29, 2025
Balance at beginning of period	$162.2	$152.8
Payments	(23.9)	(19.3)
Provisions/additions for contracts issued/sold	31.1	27.2
Aggregate changes for preexisting warranties	(5.6)	5.0
Foreign currency translation	(0.3)	0.8
Other	0.3	0.1
Balance at end of period	$163.8	$166.6

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Extended Product Warranties

The following activity related to deferred revenue for extended product warranty contracts was recorded in Accrued expenses and Other long-term liabilities during the three months ended April 4, 2026 and March 29, 2025:

(in millions)	April 4, 2026	March 29, 2025
Balance at beginning of period	$146.0	$136.6
Extended warranty contracts sold	11.7	10.1
Revenue recognized on existing extended warranty contracts	(9.1)	(8.0)
Foreign currency translation	(0.2)	0.1
Other	(0.1)	0.1
Balance at end of period	$148.3	$138.9

Note 7 – Goodwill and Other Intangibles

Changes in the Company's goodwill during the three months ended April 4, 2026 and March 29, 2025, by segment, are summarized below:

(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
December 31, 2025	$54.0	$233.2	$223.6	$170.4	$681.2
Adjustments	0.1	—	(2.2)	(2.7)	(4.8)
April 4, 2026	$54.1	$233.2	$221.4	$167.7	$676.4

December 31, 2024	$50.8	$232.6	$513.4	$169.3	$966.1
Adjustments	0.8	0.2	5.3	0.1	6.4
March 29, 2025	$51.6	$232.8	$518.7	$169.4	$972.5

Adjustments in both periods include the effect of foreign currency translation on goodwill denominated in currencies other than the U.S. dollar. The accumulated impairment loss on Navico Group goodwill was $385.8 million as of April 4, 2026 and December 31, 2025, and $80.0 million as of March 29, 2025, respectively.

The Company's intangible assets, included within Other intangibles, net on the Condensed Consolidated Balance Sheets as of April 4, 2026, December 31, 2025, and March 29, 2025, are summarized by intangible asset type below:

	April 4, 2026		December 31, 2025		March 29, 2025
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Customer relationships	$907.3	$(529.2)	$908.1	$(518.1)	$912.0	$(485.8)
Trade names	295.7	—	295.2	—	304.5	—
Developed technology	167.6	(50.0)	167.4	(47.1)	166.9	(38.4)
Other	144.7	(93.6)	138.0	(88.7)	123.1	(72.0)
Total	$1,515.3	$(672.8)	$1,508.7	$(653.9)	$1,506.5	$(596.2)

Other intangible assets primarily consist of software, patents, and franchise agreements. Gross amounts and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation. Aggregate amortization expense for intangibles was $19.5 million and $19.2 million for the three months ended April 4, 2026, and March 29, 2025, respectively.

The Company tests its intangible assets for impairment during the fourth quarter of each year, or whenever a change in events and circumstances (triggering event) occurs that indicates the fair value of intangible assets may

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

be below their carrying values. The Company did not record any impairment charges for the three months ended April 4, 2026 or March 29, 2025.

Note 8 – Segment Information

Information about the operations of Brunswick's reportable and geographic segments is set forth below:

	Three Months Ended April 4, 2026
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Corporate/Other	Total
Net sales (A)	$496.3	$288.1	$199.8	$393.9	$—	$1,378.1
Cost of sales (B)	383.1	208.0	124.8	321.9	—	1,037.8
Operating expenses (C)	78.8	34.5	69.9	65.5	41.3	290.0
Operating earnings	$34.4	$45.6	$5.1	$6.5	$(41.3)	$50.3

(A) Net sales include $75.0 million, $1.7 million, $23.7 million, and $0.8 million of segment eliminations for the Propulsion, Engine P&A, Navico Group and Boat reportable segments, respectively.
(B) Includes $3.3 million of Cost of sales related restructuring, exit, and impairment charges.
(C) Includes $242.2 million of Selling, general, and administrative expense, $46.3 million of Research and development expense and $1.5 million of Restructuring, exit, and impairment charges.

	Three Months Ended March 29, 2025
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Corporate/Other	Total
Net sales (A)	$413.7	$252.9	$183.5	$371.7	$—	$1,221.8
Cost of sales (B)	307.9	185.3	116.7	308.7	—	918.6
Operating expenses (C)	59.7	28.5	69.6	55.3	33.8	246.9
Operating earnings	$46.1	$39.1	$(2.8)	$7.7	$(33.8)	$56.3

(A) Net sales include $73.3 million, $2.4 million, $24.7 million and $0.4 million of segment eliminations for the Propulsion, Engine P&A, Navico Group and Boat reportable segments, respectively.
(B) Includes $0.7 million of Cost of sales related Restructuring, exit, and impairment charges.
(C) Includes $208.0 million of Selling, general, and administrative expense, $38.5 million of Research and development expense and $0.4 million of Restructuring, exit, and impairment charges.

	Depreciation		Amortization
	Three Months Ended		Three Months Ended
(in millions)	April 4, 2026	March 29, 2025	April 4, 2026	March 29, 2025
Propulsion	$30.8	$29.8	$1.5	$1.9
Engine P&A	4.3	4.0	0.2	0.2
Navico Group	2.9	2.7	14.9	14.5
Boat	16.1	13.2	1.5	1.5
Corporate/Other	1.3	1.2	1.4	1.1
Total	$55.4	$50.9	$19.5	$19.2

	Total Assets
(in millions)	April 4, 2026	December 31, 2025	March 29, 2025
Propulsion	$1,464.9	$1,381.0	$1,512.1
Engine P&A	943.9	861.3	922.2
Navico Group	1,501.3	1,524.4	1,884.9
Boat	920.8	893.9	898.3
Corporate/Other	674.9	651.6	639.5
Total	$5,505.8	$5,312.2	$5,857.0

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Capital Expenditures		Research & Development Expense
	Three Months Ended		Three Months Ended
(in millions)	April 4, 2026	March 29, 2025	April 4, 2026	March 29, 2025
Propulsion	$25.7	$15.2	$24.4	$18.5
Engine P&A	3.3	2.2	0.3	0.4
Navico Group	3.0	2.5	13.0	11.4
Boat	20.9	15.9	7.5	7.2
Corporate/Other	4.3	1.9	1.1	1.0
Total	$57.2	$37.7	$46.3	$38.5

	Net Sales
	Three Months Ended
(in millions)	April 4, 2026	March 29, 2025
United States	$894.7	$818.1
International	483.4	403.7
Total	$1,378.1	$1,221.8

	Net Property
(in millions)	April 4, 2026	December 31, 2025	March 29, 2025
United States	$1,085.8	$1,097.9	$1,133.9
International	107.6	109.9	105.7
Total	$1,193.4	$1,207.8	$1,239.6
Note 9 – Comprehensive Income

Changes in the components of Comprehensive income, net of tax, for the three months ended April 4, 2026 and March 29, 2025 are as follows:

	Three Months Ended
(in millions)	April 4, 2026	March 29, 2025
Net earnings	$21.0	$20.2
Other comprehensive income (loss):
Foreign currency cumulative translation adjustments	(8.4)	25.4
Net change in unamortized prior service credits	(0.2)	(0.1)
Net change in unamortized actuarial losses	(0.1)	(0.2)
Net change in unrealized derivative gains (losses)	13.7	(12.4)
Total other comprehensive income	5.0	12.7
Comprehensive income	$26.0	$32.9

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the changes in Accumulated other comprehensive loss, net of tax, by component for the three months ended April 4, 2026:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial gains	Unrealized investment gains	Net derivative gains	Total
Beginning balance	$(24.6)	$(8.4)	$11.8	$0.2	$(1.7)	$(22.7)
Other comprehensive income (loss) before reclassifications (A)	(8.4)	—	—	—	14.1	5.7
Amounts reclassified from Accumulated other comprehensive loss, net of tax (B)(C)	—	(0.2)	(0.1)	—	(0.4)	(0.7)
Net other comprehensive income (loss)	(8.4)	(0.2)	(0.1)	—	13.7	5.0
Ending balance	$(33.0)	$(8.6)	$11.7	$0.2	$12.0	$(17.7)

(A) The tax effect for the three months ended April 4, 2026 was $0.4 million for foreign currency translation and $(4.7) million for derivatives.
(B) The tax effect for the three months ended April 4, 2026 was $0.3 million for derivatives.
(C) The reclassification adjustments from Accumulated other comprehensive loss and associated tax effects related to defined benefit items were not material for the three months ended April 4, 2026. Refer to Note 4 – Financial Instruments for the reclassification adjustments from Accumulated other comprehensive loss, net of tax related to derivatives.

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

(A) The tax effect for the three months ended March 29, 2025 was $(3.6) million for foreign currency translation and $3.5 million for derivatives.
(B) The tax effect for the three months ended March 29, 2025 was $0.5 million for derivatives.
(C) The reclassification adjustments from Accumulated other comprehensive loss and associated tax effects related to defined benefit items were not material for the three months ended March 29, 2025. Refer to Note 4 – Financial Instruments for the reclassification adjustments from Accumulated other comprehensive loss, net of tax related to derivatives.

Note 10 – Debt

The following table provides the changes in the Company's debt for the three months ended April 4, 2026:

(in millions)	Short-term debt and current maturities of long-term debt	Long-term debt	Total
Balance as of December 31, 2025	$295.4	$1,806.8	$2,102.2
Proceeds from issuances of debt (A)	195.0	—	195.0
Repayments of debt	(0.6)	(0.6)	(1.2)
Reclassification of long-term debt	0.5	(0.5)	—
Other	(0.1)	0.5	0.4
Balance as of April 4, 2026	$490.2	$1,806.2	$2,296.4

(A) During the first quarter of 2026, the Company had short-term borrowings and repayments under its unsecured commercial paper program.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Credit Facility

The Company maintains a Revolving Credit Agreement (Credit Facility). During the three months ended April 4, 2026, and March 29, 2025, there were no borrowings under the Credit Facility. As of April 4, 2026, available borrowing capacity totaled $984.0 million, net of $16.0 million of letters of credit outstanding under the Credit Facility. As of March 29, 2025, available borrowing capacity totaled $997.0 million, net of $3.0 million of letters of credit outstanding under the Credit Facility. Refer to Note 14 in the Notes to Consolidated Financial Statements in the 2025 Form 10-K for details regarding Brunswick's Credit Facility.

Commercial Paper

The Company maintains an unsecured commercial paper program (CP Program) pursuant to which the Company may issue short-term, unsecured commercial paper notes (CP Notes). During the three months ended April 4, 2026, borrowings under the CP Program totaled $280.0 million. As of April 4, 2026, the Company had $485.0 million of borrowings outstanding under the CP Program with a weighted average interest rate of 4.38%. During the three months ended April 4, 2026, the maximum amount utilized under the CP Program was $540.0 million. During the three months ended March 29, 2025, borrowings under the CP Program totaled $435.9 million. As of March 29, 2025, the Company had $380.0 million of borrowings outstanding under the CP Program. During the three months ended March 29, 2025, the maximum amount utilized under the CP Program was $445.5 million. Refer to Note 14 in the Notes to Consolidated Financial Statements in the 2025 Form 10-K for details regarding Brunswick's CP Program.

Note 11 – Supplier Finance Program Obligations

As of April 4, 2026, December 31, 2025, and March 29, 2025, the Company had $9.5 million, $6.2 million, and $9.0 million confirmed invoices under the supplier finance program, respectively, which were included in Accounts payable on the Condensed Consolidated Balance Sheets.

Note 12 – Subsequent Events

On April 16, 2026, the Company acquired the Freedom Boat Club of Greater Boston & Cape Cod franchise operations. The acquisition includes 21 locations across Greater Boston, Cape Cod and surrounding areas and further expands Freedom Boat Club's growing corporate club portfolio in the Northeast. The transaction also includes a maintenance operations center and dealership anchored by a 7,200-square-foot facility, strengthening Freedom's regional maintenance and fleet resale capabilities to support continued growth.

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

Certain statements in Management's Discussion and Analysis are based on non-GAAP financial measures. GAAP refers to generally accepted accounting principles in the United States. A "non-GAAP financial measure" is a numerical measure of a registrant’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the consolidated statements of operations, balance sheets or statements of cash flows of the issuer; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. For example, the discussion of our cash flows includes an analysis of free cash flows and total liquidity; the discussion of our net sales includes net sales on a constant currency basis; and the discussion of our earnings includes a presentation of operating earnings and operating margin excluding restructuring, exit and impairment charges, purchase accounting amortization, acquisition, integration, and IT related costs, supplier bankruptcy expenses and other applicable charges, and of diluted earnings per common share, as adjusted. Supplier bankruptcy expenses include additional expenses incurred, in excess of normal inventory costs, to purchase inventory from a key supplier that filed for bankruptcy. Non-GAAP financial measures do not include operating and statistical measures.

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

On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") were not authorized by the statute. The Company was previously subject to such tariffs under IEEPA. Because the process, timing, and amount of any IEEPA tariff recovery are uncertain, we have not recorded any benefit from a potential refund at this time.

Overview

Net sales increased 12.8% during the first quarter of 2026 compared with the first quarter of 2025. This increase reflected improved wholesale and retail trends, continued market share gains in propulsion and several boat categories, strong OEM demand for propulsion, components and electronics, favorable changes in foreign currency exchange rates, pricing actions commencing in the second half of 2025, and solid boating participation driving aftermarket performance. For the third consecutive quarter, year-over-year net sales increased across all segments. The Propulsion segment delivered significant sales growth resulting primarily from an improved market, strong OEM orders, wholesale acceleration, and continued global share gains. The Engine P&A segment benefited from healthy boater participation and continued distribution share gains, which led to sales improvement compared to the prior year. Navico Group reported sales growth over the prior year quarter as growth across all business lines was supported by improving OEM demand, steady aftermarket performance, and operational efficiency. Finally, the Boat segment sales grew over prior year driven by higher wholesale shipments and stabilized retail conditions, favorable mix, and continued momentum in the Business Acceleration portfolio. Freedom Boat Club added four new locations, increased trips and improved same store sales. Our international net sales increased 20 percent on a GAAP basis and increased 11 percent on a constant currency basis in the first quarter compared with the prior year.

Operating earnings in the first quarter of 2026 were $50.3 million and $82.6 million on a GAAP and as adjusted basis, respectively. This compares to operating earnings during the first quarter of 2025 of $56.3 million and $72.1 million on a GAAP and As Adjusted basis, respectively. Adjusted operating earnings increased due to increased sales, favorable mix, pricing, improved absorption and disciplined cost management more than offsetting the impact of incremental tariffs implemented after the first quarter of 2025.

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

The table below summarizes the impact of changes in currency exchange rates on our net sales:

	Three Months Ended
	Net Sales		2026 vs. 2025
(in millions)	April 4, 2026	March 29, 2025	GAAP	Currency Impact
Propulsion	$571.3	$487.0	17.3%	3.6%
Engine P&A	289.8	255.3	13.5%	2.5%
Navico Group	223.5	208.2	7.3%	3.9%
Boat	394.7	372.1	6.1%	1.3%
Segment Eliminations	(101.2)	(100.8)	(0.4)%	0.8%
Total	$1,378.1	$1,221.8	12.8%	3.0%

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios, and relationships calculated from the Condensed Consolidated Statements of Comprehensive Income for the three months ended:

	Three Months Ended		2026 vs. 2025
(in millions, except per share data)	April 4, 2026	March 29, 2025	$	%
Net sales	$1,378.1	$1,221.8	$156.3	12.8%
Cost of sales	1,034.5	917.9	116.6	12.7%
Gross margin(A)	343.6	303.9	39.7	13.1%
Selling, general, and administrative expense	242.2	208.0	34.2	16.4%
Research and development expense	46.3	38.5	7.8	20.3%
Restructuring, exit, and impairment charges	4.8	1.1	3.7	NM
Operating earnings	50.3	56.3	(6.0)	(10.7)%
Equity earnings	1.6	2.2	(0.6)	(27.3)%
Other (expense) income, net	(1.6)	1.3	(2.9)	NM
Earnings before interest and income taxes	50.3	59.8	(9.5)	(15.9)%
Interest expense	(24.6)	(29.7)	5.1	17.2%
Interest income	1.2	1.7	(0.5)	(29.4)%
Loss on early extinguishment of debt	—	(3.7)	3.7	NM
Earnings before income taxes	26.9	28.1	(1.2)	(4.3)%
Income tax provision	5.9	7.9	(2.0)	(25.3)%
Net earnings	21.0	20.2	0.8	4.0%

Diluted earnings per common share from continuing operations	$0.32	$0.30	$0.02	6.7%

Expressed as a percentage of Net sales:
Gross margin (A)	24.9%	24.9%		- bps
Selling, general, and administrative expense	17.6%	17.0%		60 bps
Research and development expense	3.4%	3.2%		20 bps
Restructuring, exit, and impairment charges	0.3%	0.1%		20 bps
Operating margin	3.6%	4.6%		(100) bps
NM = not meaningful
bps = basis points

(A)Gross margin is defined as Net sales less Cost of sales as presented in the Condensed Consolidated Statements of Comprehensive Income.

The following is a reconciliation of our non-GAAP measures, adjusted operating earnings and adjusted diluted earnings per common share from continuing operations for the three months ended April 4, 2026 compared with the same prior year comparative period:

	Three Months Ended
	Operating Earnings		Diluted Earnings Per Share
(in millions, except per share data)	April 4, 2026	March 29, 2025	April 4, 2026	March 29, 2025
GAAP	$50.3	$56.3	$0.32	$0.30
Purchase accounting amortization	14.5	14.6	0.18	0.18
Supplier bankruptcy expense	10.4	—	0.13	—
Restructuring, exit, and impairment charges	4.8	1.1	0.05	0.01
Loss on sale of assets	2.2	—	0.03	—
Acquisition, integration, and IT related costs	0.4	0.1	—	—
Special tax items	—	—	(0.01)	0.03
Loss on early extinguishment of debt	—	—	—	0.04
As Adjusted	$82.6	$72.1	$0.70	$0.56

GAAP operating margin	3.6%	4.6%
Adjusted operating margin	6.0%	5.9%

Net sales increased 12.8% during the first quarter of 2026 compared with the same prior year period. The components of the consolidated net sales change were as follows:

Percent change in net sales compared to the prior comparative period
April 4, 2026
Three Months Ended
Volume	6.6%
Product Mix and Price	3.2%
Currency	3.0%
12.8%

Gross margin remained relatively consistent in the first quarter of 2026 when compared to the same prior year period, driven by increased sales (380 bps) and favorable foreign currency exchange rate fluctuations (60 bps) offset by impact of incremental tariffs (240 bps), labor costs (100 bps), and inflation (100 bps).

Selling, general and administrative expense as a percentage of net sales increased 60 basis points during the first quarter of 2026 compared with the same prior year period due to increased spending in support of growth and operational initiatives. Research and development expense increased in the first quarter of 2026 versus the same period in 2025 due to accelerated, strategic investments in new products.

We recorded Restructuring, exit and impairment charges of $4.8 million and $1.1 million during the three months ended April 4, 2026 and March 29, 2025 respectively. First quarter 2026 actions are not expected to result in material annualized cost savings. Refer to Note 3 –Restructuring, Exit, and Impairment Activities in the Notes to Condensed Consolidated Financial Statements for further information.

We recorded Equity earnings of $1.6 million and $2.2 million in the three months ended April 4, 2026 and March 29, 2025, respectively, which were primarily related to our marine and technology-related joint ventures.

We recognized $(1.6) million and $1.3 million of Other (expense) income, net in the three months ended April 4, 2026, and March 29, 2025, respectively. Other (expense) income, net primarily includes remeasurement gains and losses resulting from changes in foreign currency rates and other post-retirement benefit costs.

Net interest expense decreased for the three months ended April 4, 2026 compared with the same prior year period. Refer to Note 10 – Debt in the Notes to Condensed Consolidated Financial Statements and Note 14 – Debt in the Notes to Consolidated Financial Statements in the 2025 Form 10-K.

We recognized an Income tax provision for the three months ended April 4, 2026 of $5.9 million compared to $7.9 million for the three months ended March 29, 2025. The effective tax rate, which is calculated as the Income tax provision as a percentage of Earnings before income taxes, was 21.9% and 28.1% for the three months ended April 4, 2026 and March 29, 2025, respectively.

Due to the factors described in the preceding paragraphs, Net earnings from continuing operations and Diluted earnings per common share from continuing operations increased during the three months ended April 4, 2026 compared with the same prior year period.

Propulsion Segment

The following table sets forth Propulsion segment results and a reconciliation to our non-GAAP measure of adjusted operating earnings for the three months ended:

	Three Months Ended		2026 vs. 2025
(in millions)	April 4, 2026	March 29, 2025	$ Change	% Change
Net sales	$571.3	$487.0	$84.3	17.3%

GAAP operating earnings	$34.4	$46.1	$(11.7)	(25.4)%
Supplier bankruptcy expense	7.6	—	7.6	NM
Purchase accounting amortization	0.3	0.3	—	NM
Acquisition, integration, and IT related costs	—	0.1	(0.1)	NM
Adjusted operating earnings	$42.3	$46.5	$(4.2)	(9.0)%

GAAP operating margin	6.0%	9.5%		(350) bps
Adjusted operating margin	7.4%	9.5%		(210) bps

NM = not meaningful
bps = basis points

Propulsion segment's net sales increased in the first quarter of 2026 compared to the first quarter of 2025, primarily driven by an improved market, global share gains, pricing, favorable changes in foreign currency exchange rates, and strong OEM demand heading into selling season.

The components of the Propulsion segment's net sales change were as follows:

Percent change in net sales compared to the prior comparative period
April 4, 2026
Three Months Ended
Volume	12.7%
Product Mix and Price	1.0%
Currency	3.6%
17.3%

International sales were 39 percent of the Propulsion segment's net sales in the first quarter of 2026 and increased 20 percent from the prior year on a GAAP basis. On a constant currency basis, international sales increased 10 percent.

Propulsion segment's operating earnings in the first quarter of 2026 decreased when compared to the first quarter of 2025 due to planned accelerated investments in new product development and incremental tariffs partially offset by benefits of higher sales and improved absorption.

Engine P&A Segment

The following table sets forth Engine P&A segment results and a reconciliation to our non-GAAP measure of adjusted operating earnings for the three months ended:

	Three Months Ended		2026 vs. 2025
(in millions)	April 4, 2026	March 29, 2025	$ Change	% Change
Net sales	$289.8	$255.3	$34.5	13.5%

GAAP operating earnings	$45.6	$39.1	$6.5	16.6%
Supplier bankruptcy expense	2.8	—	2.8	NM
Adjusted operating earnings	$48.4	$39.1	$9.3	23.8%

GAAP operating margin	15.7%	15.3%		40 bps
Adjusted operating margin	16.7%	15.3%		140 bps

NM = not meaningful
bps = basis points

Engine P&A segment's net sales increased in the first quarter of 2026 compared to the first quarter of 2025, due to healthy early season boating participation, continued market share gains in its distribution business, and favorable changes in foreign currency exchange rates.

The components of the Engine P&A segment's net sales change were as follows:

Percent change in net sales compared to the prior comparative period
April 4, 2026
Three Months Ended
Volume	6.5%
Product Mix and Price	4.5%
Currency	2.5%
13.5%

International sales were 30 percent of the Engine P&A segment's net sales in the first quarter of 2026 and increased 16 percent from the prior year on a GAAP basis. On a constant currency basis, international sales increased 7 percent from the prior year.

Engine P&A segment's operating earnings in the first quarter of 2026 increased compared to the first quarter of 2025, due to higher sales from healthy boating participation and continued distribution share gains.

Navico Group Segment

The following table sets forth Navico Group segment results and a reconciliation to our non-GAAP measure of adjusted operating earnings for the three months ended:

	Three Months Ended		2026 vs. 2025
(in millions)	April 4, 2026	March 29, 2025	$ Change	% Change
Net sales	$223.5	$208.2	$15.3	7.3%

GAAP operating earnings (loss)	$5.1	$(2.8)	$7.9	NM
Purchase accounting amortization	13.1	13.2	(0.1)	(0.8)%
Restructuring, exit, and impairment charges	0.2	0.8	(0.6)	(75.0)%
Adjusted operating earnings	$18.4	$11.2	$7.2	64.3%

GAAP operating margin	2.3%	(1.3)%		360 bps
Adjusted operating margin	8.2%	5.4%		280 bps

NM = not meaningful
bps = basis points

Navico Group segment's net sales increased in the first quarter of 2026 compared to the first quarter of 2025, as sales increased across all business lines, supported by improving OEM demand, steady aftermarket performance, pricing, favorable changes in foreign currency exchange rates, and operational efficiency.

The components of the Navico Group segment's net sales change were as follows:

Percent change in net sales compared to the prior comparative period
April 4, 2026
Three Months Ended
Volume	(0.9)%
Product Mix and Price	4.3%
Currency	3.9%
7.3%

International sales were 44 percent of the Navico Group segment's net sales in the first quarter of 2026 and increased 18 percent from the prior year on a GAAP basis. On a constant currency basis, international sales increased 8 percent.

Navico Group segment's operating earnings in the first quarter of 2026 increased when compared to the first quarter of 2025 reflecting the early benefits of product portfolio optimization, operational improvements, and disciplined cost control actions, and operating leverage from increased sales, which more than offset incremental tariffs.

Boat Segment

The following table sets forth Boat segment results and a reconciliation to our non-GAAP measure of adjusted operating earnings for the three months ended:

	Three Months Ended		2026 vs. 2025
(in millions)	April 4, 2026	March 29, 2025	$ Change	% Change
Net sales	$394.7	$372.1	$22.6	6.1%

GAAP operating earnings	$6.5	$7.7	$(1.2)	(15.6)%
Restructuring, exit, and impairment charges	4.6	0.3	4.3	NM
Loss on sale of assets	2.2	—	2.2	NM
Purchase accounting amortization	1.1	1.1	—	NM
Acquisition, integration, and IT related costs	0.4	—	0.4	NM
Adjusted operating earnings	$14.8	$9.1	$5.7	62.6%

GAAP operating margin	1.6%	2.1%		(50) bps
Adjusted operating margin	3.7%	2.4%		130 bps

NM = not meaningful
bps = basis points

Boat segment's net sales increased in the first quarter of 2026 compared to the first quarter of 2025, driven by higher wholesale shipments matching stabilized retail conditions, favorable mix, pricing, favorable changes in foreign currency exchange rates, and sales growth from the Business Acceleration portfolio.

The components of the Boat segment's net sales change were as follows:

Percent change in net sales compared to the prior comparative period
April 4, 2026
Three Months Ended
Volume	0.8%
Product Mix and Price	4.0%
Currency	1.3%
6.1%

International sales were 22 percent of the Boat segment's net sales in the first quarter of 2026 and increased 21 percent from the prior year on a GAAP basis. On a constant currency basis, international sales increased by 14 percent.

Boat segment's operating earnings in the first quarter of 2026 decreased when compared to the first quarter of 2025, as higher sales were offset by costs associated with the planned exit of our facilities in Reynosa, Mexico, and Flagler Beach, Florida.

Corporate/Other

The following table sets forth Corporate/Other results for the three months ended:

	Three Months Ended		2026 vs. 2025
(in millions)	April 4, 2026	March 29, 2025	$ Change	% Change
Operating loss	$(41.3)	$(33.8)	$(7.5)	(22.2)%

Corporate operating loss in the first quarter of 2026 increased compared to the first quarter of 2025 driven by increased spending in support of growth and operational initiatives.

Financing Joint Venture

Details of our Financing Joint Venture are outlined in the 2025 Form 10-K. There have been no material changes in our Financing Joint Venture since December 31, 2025.

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet arrangements and contractual obligations as of December 31, 2025 are detailed in the 2025 Form 10-K. There have been no material changes in these arrangements and obligations outside the ordinary course of business since December 31, 2025.

Environmental Regulation

There were no material changes in our environmental regulatory requirements since the filing of our 2025 Form
10-K.

Critical Accounting Policies

There were no material changes in our critical accounting policies since the filing of our 2025 Form 10-K.

As discussed in the 2025 Form 10-K, the preparation of the consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and revenues and expenses during the periods reported. Actual results may differ from those estimates.

Recent Accounting Pronouncements

Recent accounting pronouncements that have been adopted during the three months ended April 4, 2026, or will be adopted in future periods, are included in Note 1 – Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations, estimates, and projections about Brunswick’s business and by their nature address matters that are, to different degrees, uncertain. Words such as “may,” “could,” “should,” “expect,” "anticipate," "project," "position," “intend,” “target,” “plan,” “seek,” “estimate,” “believe,” “predict,” “outlook,” "will," and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this report. These risks include, but are not limited to: the effect of adverse general economic conditions, including rising interest rates, and the amount of disposable income consumers have available for discretionary spending; changes to trade policy and tariffs, including retaliatory tariffs; fiscal and monetary policy changes; adverse capital market conditions; changes in currency exchange rates; competitive pricing pressures; higher energy and fuel costs; managing our manufacturing footprint and operations; loss of key customers; international business risks, geopolitical tensions or conflicts, sanctions, embargoes, or other regulations; actual or anticipated increases in costs, disruptions of supply, or defects in raw materials, parts, or components we purchase from third parties; supplier manufacturing constraints, increased demand for shipping carriers, and transportation disruptions; adverse weather conditions, climate change events and other catastrophic event risks; our ability to develop new and innovative products and services at a competitive price; absorbing fixed costs in production; our ability to meet demand in a rapidly changing environment; public health emergencies or pandemics; our ability to successfully implement our strategic plan and growth initiatives; attracting and retaining skilled labor, implementing succession plans for key leadership and executing organizational and leadership changes; our ability to integrate acquisitions and the risk for associated disruption to our business; the risk that restructuring or strategic divestitures will not provide business benefits; our ability to identify and complete targeted acquisitions; maintaining effective distribution; dealer and customer ability to access adequate financing; inventory reductions by dealers, retailers, or independent boat builders; requirements for us to repurchase inventory; risks related to the Freedom Boat Club franchise business model; outages, breaches, or other cybersecurity events regarding our technology systems, which have affected and could further affect manufacturing and business operations and could result in lost or stolen information and associated remediation costs; our ability to protect our brands and intellectual property; an impairment to the value of goodwill and other assets; product liability, warranty, and other claims risks; legal, environmental, and other regulatory compliance, including increased costs, fines, and reputational risks; risks associated with joint ventures that do not operate solely for our benefit; changes in income tax legislation or enforcement; managing our share repurchases; and risks associated with certain divisive shareholder activist actions.

Additional risk factors are included in the 2025 Form 10-K and may be further updated in our filings with the SEC. Forward-looking statements speak only as of the date on which they are made, and Brunswick does not undertake any obligation to update them to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

Cash Flow, Liquidity and Capital Resources

The following table sets forth data from our Condensed Consolidated Statements of Cash Flows for the three months ended:

(in millions)	April 4, 2026	March 29, 2025
Net cash used for operating activities	$(64.1)	$(27.4)
Net cash used for investing activities	(55.2)	(35.0)
Net cash provided by financing activities	133.5	77.9
Effect of exchange rate changes	(0.6)	3.3
Net increase in Cash and cash equivalents and Restricted cash	13.6	18.8
Cash and cash equivalents and Restricted cash at beginning of period	274.9	285.9
Cash and cash equivalents and Restricted cash at end of period	$288.5	$304.7

The following table sets forth an analysis of free cash flow for the three months ended:

(in millions)	April 4, 2026	March 29, 2025
Net cash used for operating activities of continuing operations	$(63.7)	$(13.4)
Net cash (used for) provided by:
Add: Capital expenditures	(57.2)	(37.7)
Add: Proceeds from the sale of property, plant, and equipment	4.7	3.4
Add: Effect of exchange rate changes on cash and cash equivalents	(0.6)	3.3
Total free cash flow (A)	$(116.8)	$(44.4)
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

2026 Cash Flow

Net cash used for operating activities of continuing operations in the three months ended April 4, 2026 totaled $63.7 million compared to $13.4 million in the three months ended March 29, 2025. The increase is primarily due to operating results and changes in working capital. Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Condensed Consolidated Balance Sheets, excluding the impact of acquisitions and non-cash adjustments. Accounts and notes receivable increased $118.7 million, due to timing of collections, Accounts payable increased $96.3 million, due to timing of payments, inventory increased $81.8 million due to increased production, and Accrued expenses decreased $44.4 million, due to payment of approximately $80.0 million of the prior year's variable compensation expense which had been accrued as of December 31, 2025.

Net cash used for investing activities was $55.2 million and primarily related to $57.2 million of capital expenditures. Our capital spending was focused on investments in new products and technologies.

Net cash provided by financing activities was $133.5 million and primarily related to proceeds from issuance of short-term debt, partially offset by dividends paid to common shareholders and common stock repurchases.

Liquidity and Capital Resources

We view our highly liquid assets as of April 4, 2026, December 31, 2025 and March 29, 2025 as:

(in millions)	April 4, 2026	December 31, 2025	March 29, 2025
Cash and cash equivalents	$277.8	$256.8	$286.7
Short-term investments in marketable securities	0.8	0.8	0.8
Total cash, cash equivalents, and marketable securities	$278.6	$257.6	$287.5

The following table sets forth an analysis of total liquidity as of April 4, 2026, December 31, 2025 and March 29, 2025:

(in millions)	April 4, 2026	December 31, 2025	March 29, 2025
Cash, cash equivalents and marketable securities	$278.6	$257.6	$287.5
Amounts available under lending facility (A)	984.0	994.0	997.0
Total liquidity (B)	$1,262.6	$1,251.6	$1,284.5
(A) See Note 10 – Debt in the Notes to Condensed Consolidated Financial Statements for further details on our lending facility.
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

Cash, cash equivalents and marketable securities totaled $278.6 million as of April 4, 2026, an increase of $21.0 million from $257.6 million as of December 31, 2025, and a decrease of $8.9 million from $287.5 million as of March 29, 2025. Total debt as of April 4, 2026, December 31, 2025 and March 29, 2025 was $2,296.4 million, $2,102.2 million and $2,484.1 million, respectively. Our debt-to-capitalization ratio was approximately 59 percent as of April 4, 2026 compared to 56 percent as of December 31, 2025 and 57 percent as of March 29, 2025.

There were no borrowings under the Revolving Credit Agreement (Credit Facility) during the three months ended April 4, 2026 and we did not have any borrowings outstanding as of April 4, 2026. Available borrowing capacity under the Credit Facility as of April 4, 2026 totaled $984.0 million, net of $16.0 million of letters of credit outstanding. During the three months ended April 4, 2026, the maximum amount utilized under the CP Program was $540.0 million, and as of April 4, 2026, the Company had $485.0 million of borrowings outstanding under the CP Program. Refer to Note 10 – Debt in the Notes to Condensed Consolidated Financial Statements and Note 14 - Debt in the Notes to Consolidated Financial Statements in the 2025 Form 10-K, for further details.

The levels of borrowing capacity under our Credit Facility and CP Program are limited by both a leverage and interest coverage test. These covenants also pertain to termination provisions included in our wholesale financing joint-venture arrangements with Wells Fargo Commercial Distribution Finance. As of April 4, 2026, Brunswick was in compliance with the financial covenants associated with its debt and based on our anticipated earnings generation throughout the year, we expect to maintain sufficient cushion against the existing debt covenants.

2026 Capital Strategy

The Company anticipates approximately $160 million of debt reduction, $200 million of capital expenditures, and share repurchases of at least $50 million for the year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates, interest rate, and commodity prices. We enter into various hedging transactions to mitigate these risks in accordance with guidelines established by our management. We do not use financial instruments for trading or speculative purposes. Our risk management objectives are described in Note 4 – Financial Instruments in the Notes to Condensed Consolidated Financial Statements and Note 12 in the Notes to Consolidated Financial Statements in the 2025 Form 10-K.

There have been no significant changes to our market risk since December 31, 2025. For a discussion of exposure to market risk, refer to Part II, "Item 7A. Quantitative and Qualitative Disclosures about Market Risk", set forth in the 2025 Form 10-K.

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

PART II – OTHER INFORMATION
Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, "Item 1A. Risk Factors" in our 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 30, 2024, our Board of Directors approved a $500 million increase to our share repurchase authorization. During the three months ended April 4, 2026, we repurchased $16.2 million of stock, and the remaining authorization was $325.3 million as of April 4, 2026.

We repurchased the following shares of common stock during the three months ended April 4, 2026:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Amount of Dollars that May Yet Be Used to Purchase Shares Under the Program
January 1 to January 31	47,436	$84.32	47,436
February 1 to February 28	44,360	85.63	44,360
March 1 to April 4	113,697	72.13	113,697
Total	205,493	$77.86	205,493	$325,252,323

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

During the quarterly period ended April 4, 2026, none of our officers (as defined in Rule 16a-1(f) under the Exchange Act) or directors adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Annual Meeting of Shareholders Results

At the May 6, 2026 Annual Meeting of Shareholders of the Company (Annual Meeting), Nancy E. Cooper, David C. Everitt, Reginald Fils-Aime, Lauren P. Flaherty, David M. Foulkes, Joseph W. McClanathan, David V. Singer, J. Steven Whisler, Roger J. Wood, and MaryAnn Wright were elected as directors of the Company for terms expiring at the 2027 Annual Meeting of Shareholders of the Company. The number of shares voted with respect to these directors were:

Nominee	For	Against	Abstain	Broker Non-votes
Nancy E. Cooper	56,195,131	1,477,111	40,131	2,950,630
David C. Everitt	55,313,913	2,360,720	37,740	2,950,630
Reginald Fils-Aime	57,236,949	443,635	31,789	2,950,630
Lauren P. Flaherty	57,231,601	449,026	31,746	2,950,630
David M. Foulkes	56,251,330	1,423,160	37,883	2,950,630
Joseph W. McClanathan	57,238,051	442,481	31,841	2,950,630
David V. Singer	54,367,539	3,306,883	37,951	2,950,630
J. Steven Whisler	55,723,588	1,951,038	37,747	2,950,630
Roger J. Wood	56,320,523	1,353,995	37,855	2,950,630
MaryAnn Wright	55,998,096	1,671,843	42,434	2,950,630

At the Annual Meeting, shareholders voted for a non-binding resolution approving the compensation of the Company's named executive officers pursuant to the following vote:

Number of Shares
For	56,516,932
Against	1,146,093
Abstain	49,348
Broker Non-votes	2,950,630

At the Annual Meeting, shareholders ratified the Audit Committee's appointment of Deloitte & Touche LLP as the independent registered public accounting firm for the Company and its subsidiaries for the fiscal year ending December 31, 2026 pursuant to the following vote:

Number of Shares
For	59,934,374
Against	646,920
Abstain	81,709
Broker Non-votes	—

Item 6. Exhibits

31.1	Certification of CEO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUNSWICK CORPORATION
May 7, 2026	By:	/s/ RANDALL S. ALTMAN
Randall S. Altman
Senior Vice President and Controller*

*Mr. Altman is signing this report both as a duly authorized officer and as the principal accounting officer.