Form 10-Q
period 2026-07-04
BRUNSWICK CORP
filed 2026-08-05
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended July 4, 2026

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
The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of July 30, 2026 was 64,797,428.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
July 4, 2026

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
(in millions, except per share data)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net sales	$1,557.8	$1,447.0	$2,935.9	$2,668.8
Cost of sales	1,120.0	1,077.3	2,154.5	1,995.2
Selling, general and administrative expense	251.0	216.6	493.2	424.6
Research and development expense	50.4	41.8	96.7	80.3
Restructuring, exit and impairment charges	7.0	8.0	11.8	9.1
Operating earnings	129.4	103.3	179.7	159.6
Equity earnings	1.7	1.7	3.3	3.9
Other expense, net	(1.1)	(1.4)	(2.7)	(0.1)
Earnings before interest and income taxes	130.0	103.6	180.3	163.4
Interest expense	(24.8)	(30.0)	(49.4)	(59.7)
Interest income	1.2	1.7	2.4	3.4
Loss on early extinguishment of debt	—	—	—	(3.7)
Earnings before income taxes	106.4	75.3	133.3	103.4
Income tax (benefit) provision	(1.8)	15.7	4.1	23.6
Net earnings from continuing operations	108.2	59.6	129.2	79.8
Net earnings (loss) from discontinued operations, net of tax	1.6	(0.3)	1.6	(0.3)
Net earnings	$109.8	$59.3	$130.8	$79.5

Earnings per common share:
Basic
Earnings from continuing operations	$1.66	$0.90	$1.98	$1.21
Earnings (loss) from discontinued operations	0.02	(0.01)	0.02	(0.01)
Net earnings	$1.68	$0.89	$2.00	$1.20

Diluted
Earnings from continuing operations	$1.66	$0.90	$1.97	$1.21
Earnings (loss) from discontinued operations	0.02	(0.01)	0.02	(0.01)
Net earnings	$1.68	$0.89	$1.99	$1.20

Weighted average shares used for computation of:
Basic earnings per common share	65.4	66.0	65.4	66.1
Diluted earnings per common share	65.5	66.0	65.6	66.2

Comprehensive income	$103.0	$68.3	$129.0	$101.2

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated financial statements.

BRUNSWICK CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share and per share data)	July 4, 2026	December 31, 2025	June 28, 2025
Assets
Current assets
Cash and cash equivalents	$288.1	$256.8	$315.7
Restricted cash	10.8	18.1	18.2
Short-term investments in marketable securities	0.8	0.8	0.8
Total cash and short-term investments in marketable securities	299.7	275.7	334.7
Accounts and notes receivable, less allowances of $13.0, $10.6, and $11.2	559.3	522.8	509.8
Inventories
Finished goods	776.4	767.4	832.7
Work-in-process	163.4	146.9	165.6
Raw materials	277.2	278.0	306.8
Net inventories	1,217.0	1,192.3	1,305.1
Prepaid expenses and other	130.9	72.5	86.7
Current assets	2,206.9	2,063.3	2,236.3

Property
Land	42.2	43.8	43.8
Buildings and improvements	685.9	681.5	662.2
Equipment	1,641.2	1,597.1	1,582.3
Total land, buildings and improvements and equipment	2,369.3	2,322.4	2,288.3
Accumulated depreciation	(1,348.8)	(1,291.1)	(1,244.6)
Net land, buildings and improvements and equipment	1,020.5	1,031.3	1,043.7
Unamortized product tooling costs	179.0	176.5	194.8
Net property	1,199.5	1,207.8	1,238.5

Other assets
Goodwill	694.4	681.2	986.1
Other intangibles, net	828.9	854.8	899.4
Deferred income tax asset	293.2	272.2	207.2
Operating lease assets	215.0	170.2	163.5
Equity investments	33.9	34.4	35.0
Other long-term assets	33.4	28.3	28.3
Other assets	2,098.8	2,041.1	2,319.5

Total assets	$5,505.2	$5,312.2	$5,794.3

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated financial statements.

(in millions, except share and per share data)	July 4, 2026	December 31, 2025	June 28, 2025
Liabilities and shareholders' equity
Current liabilities
Short-term debt and current maturities of long-term debt	$295.2	$295.4	$176.6
Accounts payable	465.9	374.9	422.7
Accrued expenses	763.6	758.4	735.1
Current liabilities	1,524.7	1,428.7	1,334.4

Long-term liabilities
Debt	1,805.7	1,806.8	2,097.5
Operating lease liabilities	190.2	151.7	142.2
Postretirement benefits	37.3	37.9	47.2
Deferred income tax liability	9.9	10.2	10.9
Other long-term liabilities	258.7	251.3	257.1
Long-term liabilities	2,301.8	2,257.9	2,554.9

Shareholders' equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares; outstanding: 64,842,000, 64,889,000 and 65,477,000 shares	76.9	76.9	76.9
Additional paid-in capital	427.4	426.8	406.1
Retained earnings	3,438.4	3,364.8	3,637.6
Treasury stock, at cost: 37,696,000, 37,649,000, and 37,061,000 shares	(2,239.5)	(2,220.2)	(2,183.9)
Accumulated other comprehensive loss, net of tax	(24.5)	(22.7)	(31.7)
Shareholders' equity	1,678.7	1,625.6	1,905.0

Total liabilities and shareholders' equity	$5,505.2	$5,312.2	$5,794.3

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated financial statements.

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(in millions)	July 4, 2026	June 28, 2025
Cash flows from operating activities
Net earnings	$130.8	$79.5
Less: net earnings (loss) from discontinued operations, net of tax	1.6	(0.3)
Net earnings from continuing operations	129.2	79.8
Depreciation and amortization	148.5	143.2
Stock compensation expense	27.4	17.1
Asset impairment charges	0.6	0.4
Deferred income taxes	(16.9)	(0.6)
Changes in certain current assets and current liabilities	(30.9)	60.2
Extended warranty contracts and other deferred revenue	6.6	8.5
Income taxes	(13.8)	7.1
Other, net	0.8	(6.6)
Net cash provided by operating activities of continuing operations	251.5	309.1
Net cash used for operating activities of discontinued operations	(1.8)	(20.3)
Net cash provided by operating activities	249.7	288.8

Cash flows from investing activities
Capital expenditures	(98.6)	(82.6)
Investments	0.4	0.5
Acquisition of business, net of cash acquired	(28.2)	—
Proceeds from the sale of property, plant and equipment	9.2	6.8
Other, net	—	5.3
Net cash used for investing activities	(117.2)	(70.0)

Cash flows from financing activities
Net proceeds from issuances of short-term debt	—	267.6
Payments of short-term debt	—	(212.7)
Payments of long-term debt including current maturities	(2.5)	(127.3)
Common stock repurchases	(31.2)	(43.1)
Cash dividends paid	(57.2)	(56.6)
Tax withholding associated with shares issued for share-based compensation	(15.7)	(7.1)
Other, net	(0.5)	(1.8)
Net cash used for financing activities	(107.1)	(181.0)

Effect of exchange rate changes	(1.4)	10.2
Net increase in Cash and cash equivalents and Restricted cash	24.0	48.0
Cash and cash equivalents and Restricted cash at beginning of period	274.9	285.9

Cash and cash equivalents and Restricted cash at end of period	298.9	333.9
Less: Restricted cash	10.8	18.2
Cash and cash equivalents at the end of period	$288.1	$315.7

Supplemental cash flow disclosures:
Cash paid for taxes	$34.6	$19.3
Cash paid for interest	$50.6	$65.8
The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated financial statements.

Brunswick Corporation
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated other comprehensive loss, net of tax	Total
Balance at December 31, 2025	$76.9	$426.8	$3,364.8	$(2,220.2)	$(22.7)	$1,625.6
Net earnings	—	—	21.0	—	—	21.0
Other comprehensive income	—	—	—	—	5.0	5.0
Dividends ($0.44 per common share)	—	—	(28.7)	—	—	(28.7)
Compensation plans and other	—	(16.6)	—	11.4	—	(5.2)
Common stock repurchases	—	—	—	(16.2)	—	(16.2)
Balance at April 4, 2026	76.9	410.2	3,357.1	(2,225.0)	(17.7)	1,601.5
Net earnings	—	—	109.8	—	—	109.8
Other comprehensive loss	—	—	—	—	(6.8)	(6.8)
Dividends ($0.44 per common share)	—	—	(28.5)	—	—	(28.5)
Compensation plans and other	—	17.2	—	0.5	—	17.7
Common stock repurchases	—	—	—	(15.0)	—	(15.0)
Balance at July 4, 2026	$76.9	$427.4	$3,438.4	$(2,239.5)	$(24.5)	$1,678.7

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated other comprehensive loss, net of tax	Total
Balance at December 31, 2024	$76.9	$401.8	$3,614.7	$(2,147.7)	$(53.4)	$1,892.3
Net earnings	—	—	20.2	—	—	20.2
Other comprehensive income	—	—	—	—	12.7	12.7
Dividends ($0.43 per common share)	—	—	(28.2)	—	—	(28.2)
Compensation plans and other	—	(5.6)	—	6.6	—	1.0
Common stock repurchases	—	—	—	(25.8)	—	(25.8)
Balance at March 29, 2025	76.9	396.2	3,606.7	(2,166.9)	(40.7)	1,872.2
Net earnings	—	—	59.3	—	—	59.3
Other comprehensive income	—	—	—	—	9.0	9.0
Dividends ($0.43 per common share)	—	—	(28.4)	—	—	(28.4)
Compensation plans and other	—	9.9	—	0.7	—	10.6
Common stock repurchases	—	—	—	(17.7)	—	(17.7)
Balance at June 28, 2025	$76.9	$406.1	$3,637.6	$(2,183.9)	$(31.7)	$1,905.0

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

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Saturday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The second quarter of fiscal year 2026 ended on July 4, 2026, and the second quarter of fiscal year 2025 ended on June 28, 2025.

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

Note 2 – Revenue Recognition

The following tables present the Company's revenue in categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors:

	Three Months Ended
	July 4, 2026
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Geographic Markets
United States	$389.0	$267.6	$126.5	$333.8	$1,116.9
Europe	118.3	35.8	57.4	32.4	243.9
Asia Pacific	52.0	25.7	20.7	3.8	102.2
Canada	20.9	24.8	5.4	48.0	99.1
Rest-of-World	63.8	14.0	5.8	6.4	90.0
Segment Eliminations	(69.9)	(1.8)	(22.3)	(0.3)	(94.3)
Total	$574.1	$366.1	$193.5	$424.1	$1,557.8

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended
	June 28, 2025
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Geographic Markets
United States	$374.4	$246.4	$113.9	$327.4	$1,062.1
Europe	100.6	33.7	59.2	32.8	226.3
Asia Pacific	48.3	23.2	18.3	3.9	93.7
Canada	17.9	21.8	4.6	35.7	80.0
Rest-of-World	57.0	12.7	6.3	5.8	81.8
Segment Eliminations	(73.2)	(1.9)	(21.6)	(0.2)	(96.9)
Total	$525.0	$335.9	$180.7	$405.4	$1,447.0

	Six Months Ended
	July 4, 2026
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Geographic Markets
United States	$736.3	$471.2	$252.0	$640.1	$2,099.6
Europe	224.7	66.0	125.6	67.7	484.0
Asia Pacific	93.3	53.2	38.8	6.8	192.1
Canada	41.7	40.3	11.1	92.2	185.3
Rest-of-World	119.3	27.0	11.8	12.3	170.4
Segment Eliminations	(144.9)	(3.5)	(46.0)	(1.1)	(195.5)
Total	$1,070.4	$654.2	$393.3	$818.0	$2,935.9

	Six Months Ended
	June 28, 2025
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Geographic Markets
United States	$674.6	$427.4	$238.9	$626.3	$1,967.2
Europe	183.2	58.3	117.7	62.2	421.4
Asia Pacific	88.3	47.8	33.4	7.8	177.3
Canada	34.9	34.7	9.0	70.8	149.4
Rest-of-World	104.2	24.9	11.5	10.6	151.2
Segment Eliminations	(146.5)	(4.3)	(46.3)	(0.6)	(197.7)
Total	$938.7	$588.8	$364.2	$777.1	$2,668.8

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended
	July 4, 2026
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Major Product Lines
Outboard Engines	$499.2	$—	$—	$—	$499.2
Controls, Rigging, and Propellers	108.9	—	—	—	108.9
Sterndrive Engines	35.9	—	—	—	35.9
Distribution	—	211.4	—	—	211.4
Products	—	156.5	—	—	156.5
Electronic Solutions	—	—	99.4	—	99.4
Power Solutions	—	—	77.9	—	77.9
Performance Solutions	—	—	38.5	—	38.5
Aluminum Freshwater Boats	—	—	—	161.3	161.3
Recreational Fiberglass Boats	—	—	—	119.1	119.1
Saltwater Fishing Boats	—	—	—	84.8	84.8
Business Acceleration	—	—	—	63.6	63.6
Boat Eliminations/Other	—	—	—	(4.4)	(4.4)
Segment Eliminations	(69.9)	(1.8)	(22.3)	(0.3)	(94.3)
Total	$574.1	$366.1	$193.5	$424.1	$1,557.8

	Three Months Ended
	June 28, 2025
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Major Product Lines
Outboard Engines	$468.0	$—	$—	$—	$468.0
Controls, Rigging, and Propellers	93.9	—	—	—	93.9
Sterndrive Engines	36.3	—	—	—	36.3
Distribution	—	202.7	—	—	202.7
Products	—	135.1	—	—	135.1
Electronic Solutions	—	—	99.0	—	99.0
Power Solutions	—	—	72.7	—	72.7
Performance Solutions	—	—	30.6	—	30.6
Aluminum Freshwater Boats	—	—	—	151.0	151.0
Recreational Fiberglass Boats	—	—	—	123.7	123.7
Saltwater Fishing Boats	—	—	—	92.7	92.7
Business Acceleration	—	—	—	54.4	54.4
Boat Eliminations/Other	—	—	—	(16.2)	(16.2)
Segment Eliminations	(73.2)	(1.9)	(21.6)	(0.2)	(96.9)
Total	$525.0	$335.9	$180.7	$405.4	$1,447.0

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Six Months Ended
	July 4, 2026
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Major Product Lines
Outboard Engines	$947.5	$—	$—	$—	$947.5
Controls, Rigging, and Propellers	202.1	—	—	—	202.1
Sterndrive Engines	65.7	—	—	—	65.7
Distribution	—	386.4	—	—	386.4
Products	—	271.3	—	—	271.3
Electronic Solutions	—	—	201.9	—	201.9
Power Solutions	—	—	159.0	—	159.0
Performance Solutions	—	—	78.4	—	78.4
Aluminum Freshwater Boats	—	—	—	326.1	326.1
Recreational Fiberglass Boats	—	—	—	237.5	237.5
Saltwater Fishing Boats	—	—	—	160.9	160.9
Business Acceleration	—	—	—	118.3	118.3
Boat Eliminations/Other	—	—	—	(23.7)	(23.7)
Segment Eliminations	(144.9)	(3.5)	(46.0)	(1.1)	(195.5)
Total	$1,070.4	$654.2	$393.3	$818.0	$2,935.9

	Six Months Ended
	June 28, 2025
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Major Product Lines
Outboard Engines	$844.5	$—	$—	$—	$844.5
Controls, Rigging, and Propellers	174.1	—	—	—	174.1
Sterndrive Engines	66.6	—	—	—	66.6
Distribution	—	358.1	—	—	358.1
Products	—	235.0	—	—	235.0
Electronic Solutions	—	—	198.5	—	198.5
Power Solutions	—	—	145.8	—	145.8
Performance Solutions	—	—	66.2	—	66.2
Aluminum Freshwater Boats	—	—	—	291.7	291.7
Recreational Fiberglass Boats	—	—	—	240.9	240.9
Saltwater Fishing Boats	—	—	—	173.5	173.5
Business Acceleration	—	—	—	106.0	106.0
Boat Eliminations/Other	—	—	—	(34.4)	(34.4)
Segment Eliminations	(146.5)	(4.3)	(46.3)	(0.6)	(197.7)
Total	$938.7	$588.8	$364.2	$777.1	$2,668.8

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

As of December 31, 2025, $194.0 million of contract liabilities associated with extended warranties, deferred revenue and customer deposits were reported in Accrued expenses and Other long-term liabilities, of which $38.4 million was recognized as revenue during the six months ended July 4, 2026. As of July 4, 2026, total contract liabilities were $215.1 million. The total amount of the transaction price allocated to unsatisfied performance obligations as of July 4, 2026 was $211.6 million for contracts greater than one year, which primarily relates to extended warranties. The Company expects to recognize $43.9 million of this amount in 2026, $55.1 million in 2027, and $112.6 million thereafter.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3 – Restructuring, Exit, and Impairment Activities

During the three and six months ended July 4, 2026, and June 28, 2025, the Company recorded restructuring charges related to headcount reductions and related costs associated with streamlining the enterprise-wide cost structure and improving operating efficiencies. The Company also incurred charges related to the rationalization of its manufacturing footprint, including the decision in the third quarter of 2025 to rationalize our fiberglass boat manufacturing footprint and exit our facilities in Reynosa, Mexico and Flagler Beach, Florida and consolidate production from those facilities into existing U.S. facilities.

The following table is a summary of these expenses for the three months ended July 4, 2026:

(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Corporate	Total
Restructuring, exit, and impairment activities:
Employee termination and other benefits	$—	$—	$—	$1.4	$2.5	$3.9
Asset-related	—	—	—	1.9	—	1.9
Professional and other third-party fees	—	—	—	0.9	0.3	1.2
Total restructuring, exit, and impairment charges	$—	$—	$—	$4.2	$2.8	$7.0

Total cash payments for restructuring, exit and impairment charges	$—	$—	$1.0	$2.8	$0.2	$4.0
Accrued charges at end of the period	$0.5	$0.1	$0.7	$8.9	$2.8	$13.0

The following table is a summary of these expenses for the three months ended June 28, 2025:

(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Corporate	Total
Restructuring, exit, and impairment activities:
Employee termination and other benefits	$1.2	$0.4	$4.3	$1.0	$0.3	$7.2
Asset-related	—	—	0.4	—	—	0.4
Professional and other third-party fees	—	—	0.4	—	—	0.4
Total restructuring, exit, and impairment charges	$1.2	$0.4	$5.1	$1.0	$0.3	$8.0

Total cash payments for restructuring, exit and impairment charges	$0.7	$0.4	$1.8	$1.2	$0.1	$4.2
Accrued charges at end of the period	$0.8	$0.2	$3.6	$0.9	$0.3	$5.8

The following table is a summary of these expenses for the six months ended July 4, 2026:

(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Corporate	Total
Restructuring, exit, and impairment activities:
Employee termination and other benefits	$—	$—	$0.2	$2.9	$2.5	$5.6
Asset-related	—	—	—	3.9	—	3.9
Professional and other third-party fees	—	—	—	2.0	0.3	2.3
Total restructuring, exit, and impairment charges	$—	$—	$0.2	$8.8	$2.8	$11.8

Total cash payments for restructuring, exit and impairment charges	$—	$—	$2.4	$6.5	$0.3	$9.2
Accrued charges at end of the period	$0.5	$0.1	$0.7	$8.9	$2.8	$13.0

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table is a summary of these expenses for the six months ended June 28, 2025:

(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Corporate	Total
Restructuring, exit, and impairment activities:
Employee termination and other benefits	$1.2	$0.4	$5.1	$1.3	$0.3	$8.3
Asset-related	—	—	0.4	—	—	0.4
Professional and other third-party fees	—	—	0.4	—	—	0.4
Total restructuring, exit, and impairment charges	$1.2	$0.4	$5.9	$1.3	$0.3	$9.1

Total cash payments for restructuring, exit and impairment charges	$1.8	$0.9	$3.4	$2.4	$0.9	$9.4
Accrued charges at end of the period	$0.8	$0.2	$3.6	$0.9	$0.3	$5.8

Cash payments for the respective periods above include payments related to prior period charges. Restructuring, exit, and impairment charges accrued as of July 4, 2026 are expected to be paid in the next twelve months.

Note 4 – Acquisitions

2026 Acquisition

On April 16, 2026, the Company acquired another Freedom Boat Club franchise operation and territory across Greater Boston, Cape Cod and surrounding areas to further expand Freedom Boat Club's growing corporate club portfolio in the Northeast. The transaction also includes a maintenance operations center and dealership, strengthening Freedom's regional maintenance and fleet resale capabilities to support continued growth. The acquisition is included as part of the Company's Boat segment.

The Company paid net cash consideration of $28.2 million for the acquisition and total deferred consideration of $7.7 million due one year from the acquisition date. The opening balance sheet, which is preliminary and subject to change in the measurement period as the Company finalizes the purchase price allocation and fair value estimates, includes $18.6 million of goodwill and $2.7 million of customer relationships. The amount assigned to customer relationships will be amortized over the estimated useful life of 10 years. Transaction costs associated with the acquisition were not material to the Company's consolidated results of operations. The acquisition is not material to the Company's net sales, results of operations, or total assets during any period presented. Accordingly, the Company's consolidated results of operations do not differ materially from historical performance as a result of the acquisition, and pro forma results for prior periods are not presented.

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

The following table summarizes the notional values of the Company's derivative instruments as of July 4, 2026, December 31, 2025, and June 28, 2025:

(in millions)	Notional Value
Instruments	July 4, 2026	December 31, 2025	June 28, 2025
Cross-currency swaps	$500.0	$500.0	$500.0
Commodity contracts (A)(B)	40.2	38.5	37.8
Foreign exchange contracts (B)(C)	653.9	706.1	715.3

(A) Commodity contracts outstanding as of July 4, 2026 mature through 2027.
(B) The amount of gain or loss that is expected to be reclassified from Accumulated other comprehensive loss to earnings in the next twelve months is immaterial.
(C) Forward contracts outstanding as of July 4, 2026 mature through 2028 and mainly relate to the Euro, Australian dollar, Canadian dollar, and Mexican peso.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of July 4, 2026, December 31, 2025, and June 28, 2025, the fair values of the Company’s derivative instruments were:

(in millions)	Fair Value
Asset Derivatives	July 4, 2026	December 31, 2025	June 28, 2025
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	$10.0	$4.8	$4.8
Commodity contracts	5.9	7.9	5.3
Total	$15.9	$12.7	$10.1

Derivatives Designated as Net Investment Hedges
Cross-currency swaps	$—	$—	$0.1

Other Hedging Activity
Foreign exchange contracts	$0.6	$0.6	$1.6

Liability Derivatives
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	$6.4	$11.9	$17.1
Commodity contracts	0.6	0.1	—
Total	$7.0	$12.0	$17.1

Derivatives Designated as Net Investment Hedges
Cross-currency swaps	$40.3	$45.5	$45.5

Other Hedging Activity
Foreign exchange contracts	$2.5	$0.7	$1.4

As of July 4, 2026, December 31, 2025, and June 28, 2025, asset derivatives are included within Prepaid expenses and other and Other long-term assets, and liability derivatives are included within Accrued expenses and Other long-term liabilities in the Condensed Consolidated Balance Sheets.

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 4, 2026 and June 28, 2025 is shown in the tables below.

The amount of gain (loss) on derivatives recognized in Accumulated other comprehensive loss was as follows:

(in millions)	Three Months Ended		Six Months Ended
Derivatives Designated as Cash Flow Hedging Instruments	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Foreign exchange contracts	$1.9	$(16.3)	$6.5	$(21.3)
Commodity contracts	(0.6)	2.9	5.6	6.1
Total	$1.3	$(13.4)	$12.1	$(15.2)

Derivatives Designated as Net Investment Hedging Instruments
Cross-currency swaps	$(2.8)	$(33.1)	$5.2	$(45.5)

The amount of gain (loss) reclassified from Accumulated other comprehensive loss into earnings was as follows:

(in millions)		Three Months Ended		Six Months Ended
Derivatives Designated as Cash Flow Hedging Instruments	Location of Gain (Loss)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Interest rate contracts	Interest expense	$0.1	$0.1	$0.1	$0.1
Foreign exchange contracts	Cost of sales	(2.8)	0.8	(5.2)	2.5
Commodity contracts	Cost of sales	4.1	0.6	7.2	1.1
Total		$1.4	$1.5	$2.1	$3.7

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The amount of gain (loss) on derivatives recognized directly into earnings was as follows:

(in millions)		Three Months Ended		Six Months Ended
Other Hedging Activity	Location of Gain (Loss)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Foreign exchange contracts	Cost of sales	$(0.2)	$(6.5)	$(1.7)	$(11.2)
Foreign exchange contracts	Other expense, net	(2.6)	4.3	(6.4)	9.4
Total		$(2.8)	$(2.2)	$(8.1)	$(1.8)

Note 6 – Fair Value Measurements

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis:

		Fair Value
(in millions)	Fair Value Level	July 4, 2026	December 31, 2025	June 28, 2025
Cash equivalents	1	$0.3	$0.4	$0.3
Short-term investments in marketable securities	1	0.8	0.8	0.8
Restricted cash	1	10.8	18.1	18.2
Derivative assets	2	16.5	13.3	11.8
Derivative liabilities	2	49.8	58.2	64.0
Deferred compensation	1	1.3	1.1	0.9
Deferred compensation	2	23.9	22.6	20.1
Liabilities measured at net asset value		19.1	15.6	14.0

Fair Value of Other Financial Instruments. The carrying values of the Company's short-term financial instruments, including cash and cash equivalents and accounts and notes receivable, approximate their fair values because of the short maturity of these instruments. The fair value of the Company's long-term debt, including current maturities, and short-term debt is determined using Level 1 and Level 2 inputs described in Note 6 to Notes to Consolidated Financial Statements in the 2025 Form 10-K. The fair value and carrying value of long-term debt, including current maturities, and short-term debt as of July 4, 2026, December 31, 2025, and June 28, 2025 was as follows:

(in millions)	July 4, 2026	December 31, 2025	June 28, 2025
Fair Value	$1,979.5	$2,004.9	$2,120.6
Carrying Value	2,115.6	2,118.0	2,298.9

Note 7 – Commitments and Contingencies

Product Warranties

The following activity related to product warranty liabilities was recorded in Accrued expenses during the six months ended July 4, 2026 and June 28, 2025:

(in millions)	July 4, 2026	June 28, 2025
Balance at beginning of period	$162.2	$152.8
Payments	(49.7)	(42.3)
Provisions/additions for contracts issued/sold	60.5	55.6
Aggregate changes for preexisting warranties	(7.7)	0.7
Foreign currency translation	(0.8)	2.9
Other	(0.1)	(1.2)
Balance at end of period	$164.4	$168.5

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Extended Product Warranties

The following activity related to deferred revenue for extended product warranty contracts was recorded in Accrued expenses and Other long-term liabilities during the six months ended July 4, 2026 and June 28, 2025:

(in millions)	July 4, 2026	June 28, 2025
Balance at beginning of period	$146.0	$136.6
Extended warranty contracts sold	25.3	24.7
Revenue recognized on existing extended warranty contracts	(18.2)	(16.6)
Foreign currency translation	(0.3)	0.5
Other	(0.2)	—
Balance at end of period	$152.6	$145.2

Note 8 – Goodwill and Other Intangibles

Changes in the Company's goodwill during the six months ended July 4, 2026 and June 28, 2025, by segment, are summarized below:

(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
December 31, 2025	$54.0	$233.2	$223.6	$170.4	$681.2
Acquisitions	—	—	—	18.6	18.6
Adjustments	—	—	(2.7)	(2.7)	(5.4)
July 4, 2026	$54.0	$233.2	$220.9	$186.3	$694.4

December 31, 2024	$50.8	$232.6	$513.4	$169.3	$966.1
Adjustments	3.0	0.7	15.8	0.5	20.0
June 28, 2025	$53.8	$233.3	$529.2	$169.8	$986.1

Adjustments in both periods include the effect of foreign currency translation on goodwill denominated in currencies other than the U.S. dollar. The accumulated impairment loss on Navico Group goodwill was $385.8 million as of July 4, 2026 and December 31, 2025, and $80.0 million as of June 28, 2025, respectively.

The Company's intangible assets, included within Other intangibles, net on the Condensed Consolidated Balance Sheets as of July 4, 2026, December 31, 2025, and June 28, 2025, are summarized by intangible asset type below:

	July 4, 2026		December 31, 2025		June 28, 2025
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Customer relationships	$909.7	$(540.4)	$908.1	$(518.1)	$917.3	$(499.0)
Trade names	295.8	—	295.2	—	305.7	—
Developed technology	167.6	(52.8)	167.4	(47.1)	167.2	(41.3)
Other	147.8	(98.8)	138.0	(88.7)	127.7	(78.2)
Total	$1,520.9	$(692.0)	$1,508.7	$(653.9)	$1,517.9	$(618.5)

Other intangible assets primarily consist of software, patents, and franchise agreements. Gross amounts and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation. Aggregate amortization expense for intangibles was $19.3 million and $38.8 million for the three and six months ended July 4, 2026, respectively. Aggregate amortization expense for intangibles was $20.1 million and $39.3 million for the three and six months ended June 28, 2025, respectively.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company tests its intangible assets for impairment during the fourth quarter of each year, or whenever a change in events and circumstances (triggering event) occurs that indicates the fair value of intangible assets may be below their carrying values. The Company did not record any impairment charges for the six months ended July 4, 2026 or June 28, 2025.

Note 9 – Segment Information

Information about the operations of Brunswick's reportable and geographic segments is set forth below:

	Three Months Ended July 4, 2026
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Corporate/Other	Total
Net sales (A)	$574.1	$366.1	$193.5	$424.1	$—	$1,557.8
Cost of sales (B)	421.2	245.8	107.3	349.1	—	1,123.4
Operating expenses (C)	81.7	34.7	73.0	59.7	55.9	305.0
Operating earnings	$71.2	$85.6	$13.2	$15.3	$(55.9)	$129.4

(A) Net sales include $69.9 million, $1.8 million, $22.3 million, and $0.3 million of segment eliminations for the Propulsion, Engine P&A, Navico Group and Boat reportable segments, respectively.
(B) Includes $3.4 million of Cost of sales related restructuring, exit, and impairment charges.
(C) Includes $251.0 million of Selling, general, and administrative expense, $50.4 million of Research and development expense and $3.6 million of Restructuring, exit, and impairment charges.

	Three Months Ended June 28, 2025
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Corporate/Other	Total
Net sales (A)	$525.0	$335.9	$180.7	$405.4	$—	$1,447.0
Cost of sales (B)	391.6	233.0	116.5	338.3	—	1,079.4
Operating expenses (C)	67.6	31.2	71.8	56.0	37.7	264.3
Operating earnings	$65.8	$71.7	$(7.6)	$11.1	$(37.7)	$103.3

(A) Net sales include $73.2 million, $1.9 million, $21.6 million and $0.2 million of segment eliminations for the Propulsion, Engine P&A, Navico Group and Boat reportable segments, respectively.
(B) Includes $2.1 million of Cost of sales related Restructuring, exit, and impairment charges.
(C) Includes $216.6 million of Selling, general, and administrative expense, $41.8 million of Research and development expense and $5.9 million of Restructuring, exit, and impairment charges.

	Six Months Ended July 4, 2026
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Corporate/Other	Total
Net sales (A)	$1,070.4	$654.2	$393.3	$818.0	$—	$2,935.9
Cost of sales (B)	804.3	453.8	232.1	671.0	—	2,161.2
Operating expenses (C)	160.5	69.2	142.9	125.2	97.2	595.0
Operating earnings	$105.6	$131.2	$18.3	$21.8	$(97.2)	$179.7

(A) Net sales include $144.9 million, $3.5 million, $46.0 million, and $1.1 million of segment eliminations for the Propulsion, Engine P&A, Navico Group and Boat reportable segments, respectively.
(B) Includes $6.7 million of Cost of sales related restructuring, exit, and impairment charges.
(C) Includes $493.2 million of Selling, general, and administrative expense, $96.7 million of Research and development expense and $5.1 million of Restructuring, exit, and impairment charges.

	Six Months Ended June 28, 2025
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Corporate/Other	Total
Net sales (A)	$938.7	$588.8	$364.2	$777.1	$—	$2,668.8
Cost of sales (B)	699.5	418.3	233.2	647.0	—	1,998.0
Operating expenses (C)	127.3	59.7	141.4	111.3	71.5	511.2
Operating earnings	$111.9	$110.8	$(10.4)	$18.8	$(71.5)	$159.6

(A) Net sales include $146.5 million, $4.3 million, $46.3 million and $0.6 million of segment eliminations for the Propulsion, Engine P&A, Navico Group and Boat reportable segments, respectively.
(B) Includes $2.8 million of Cost of sales related Restructuring, exit, and impairment charges.
(C) Includes $424.6 million of Selling, general, and administrative expense, $80.3 million of Research and development expense and $6.3 million of Restructuring, exit, and impairment charges.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Depreciation
	Three Months Ended		Six Months Ended
(in millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Propulsion	$29.4	$30.8	$60.2	$60.6
Engine P&A	4.2	4.1	8.5	8.1
Navico Group	2.7	3.2	5.6	5.9
Boat	16.7	13.7	32.8	26.9
Corporate/Other	1.3	1.2	2.6	2.4
Total	$54.3	$53.0	$109.7	$103.9

	Amortization
	Three Months Ended		Six Months Ended
(in millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Propulsion	$1.3	$2.1	$2.8	$4.0
Engine P&A	0.4	0.3	0.6	0.5
Navico Group	14.6	15.1	29.5	29.6
Boat	1.5	1.5	3.0	3.0
Corporate/Other	1.5	1.1	2.9	2.2
Total	$19.3	$20.1	$38.8	$39.3

	Total Assets
(in millions)	July 4, 2026	December 31, 2025	June 28, 2025
Propulsion	$1,440.0	$1,381.0	$1,469.7
Engine P&A	895.6	861.3	886.7
Navico Group	1,481.0	1,524.4	1,875.6
Boat	946.2	893.9	902.1
Corporate/Other	742.4	651.6	660.2
Total	$5,505.2	$5,312.2	$5,794.3

	Capital Expenditures
	Three Months Ended		Six Months Ended
(in millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Propulsion	$16.8	$21.4	$42.5	$36.6
Engine P&A	2.6	4.0	5.9	6.2
Navico Group	3.5	4.9	6.5	7.4
Boat	17.0	13.4	37.9	29.3
Corporate/Other	1.5	1.2	5.8	3.1
Total	$41.4	$44.9	$98.6	$82.6

	Research & Development Expense
	Three Months Ended		Six Months Ended
(in millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Propulsion	$27.5	$21.4	$51.9	$39.9
Engine P&A	0.1	0.3	0.4	0.7
Navico Group	13.8	11.6	26.8	23.0
Boat	7.9	7.5	15.4	14.7
Corporate/Other	1.1	1.0	2.2	2.0
Total	$50.4	$41.8	$96.7	$80.3

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Net Sales
	Three Months Ended		Six Months Ended
(in millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
United States	$1,035.0	$976.4	$1,929.8	$1,794.5
International	522.8	470.6	1,006.1	874.3
Total	$1,557.8	$1,447.0	$2,935.9	$2,668.8

	Net Property
(in millions)	July 4, 2026	December 31, 2025	June 28, 2025
United States	$1,092.1	$1,097.9	$1,128.5
International	107.4	109.9	110.0
Total	$1,199.5	$1,207.8	$1,238.5
Note 10 – Comprehensive Income

Changes in the components of Comprehensive income, net of tax, for the three and six months ended July 4, 2026 and June 28, 2025 are as follows:

	Three Months Ended		Six Months Ended
(in millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net earnings	$109.8	$59.3	$130.8	$79.5
Other comprehensive income (loss):
Foreign currency cumulative translation adjustments	(4.3)	45.5	(12.7)	70.9
Net change in unamortized prior service credits	(0.1)	(0.2)	(0.3)	(0.3)
Net change in unamortized actuarial losses	(0.2)	(0.1)	(0.3)	(0.3)
Net change in unrealized derivative (losses) gains	(2.2)	(36.2)	11.5	(48.6)
Total other comprehensive (loss) income	(6.8)	9.0	(1.8)	21.7
Comprehensive income	$103.0	$68.3	$129.0	$101.2
The following table presents the changes in Accumulated other comprehensive loss, net of tax, by component for the three months ended July 4, 2026:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial gains	Unrealized investment gains	Net derivative gains	Total
Beginning balance	$(33.0)	$(8.6)	$11.7	$0.2	$12.0	$(17.7)
Other comprehensive income (loss) before reclassifications (A)	(4.3)	—	—	—	(1.4)	(5.7)
Amounts reclassified from Accumulated other comprehensive loss, net of tax (B)(C)	—	(0.1)	(0.2)	—	(0.8)	(1.1)
Net other comprehensive income (loss)	(4.3)	(0.1)	(0.2)	—	(2.2)	(6.8)
Ending balance	$(37.3)	$(8.7)	$11.5	$0.2	$9.8	$(24.5)

(A) The tax effect for the three months ended July 4, 2026 was $0.5 million for foreign currency translation and $0.1 million for derivatives.
(B) The tax effect for the three months ended July 4, 2026 was $0.6 million for derivatives.
(C) The reclassification adjustments from Accumulated other comprehensive loss and associated tax effects related to defined benefit items were not material for the three months ended July 4, 2026. Refer to Note 5 – Financial Instruments for the reclassification adjustments from Accumulated other comprehensive loss, net of tax related to derivatives.

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

(A) The tax effect for the three months ended June 28, 2025 was $(8.2) million for foreign currency translation and $11.4 million for derivatives.
(B) The tax effect for the three months ended June 28, 2025 was $0.4 million for derivatives.
(C) The reclassification adjustments from Accumulated other comprehensive loss and associated tax effects related to defined benefit items were not material for the three months ended June 28, 2025. Refer to Note 5 – Financial Instruments for the reclassification adjustments from Accumulated other comprehensive loss, net of tax related to derivatives.

The following table presents the changes in Accumulated other comprehensive loss, net of tax, by component for the six months ended July 4, 2026:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial gains	Unrealized investment gains	Net derivative gains	Total
Beginning balance	$(24.6)	$(8.4)	$11.8	$0.2	$(1.7)	$(22.7)
Other comprehensive income (loss) before reclassifications (A)	(12.7)	—	—	—	12.7	—
Amounts reclassified from Accumulated other comprehensive loss, net of tax (B)(C)	—	(0.3)	(0.3)	—	(1.2)	(1.8)
Net other comprehensive income (loss)	(12.7)	(0.3)	(0.3)	—	11.5	(1.8)
Ending balance	$(37.3)	$(8.7)	$11.5	$0.2	$9.8	$(24.5)

(A) The tax effect for the six months ended July 4, 2026 was $0.9 million for foreign currency translation and $(4.6) million for derivatives.
(B) The tax effect for the six months ended July 4, 2026 was $0.9 million for derivatives.
(C) The reclassification adjustments from Accumulated other comprehensive loss and associated tax effects related to defined benefit items were not material for the six months ended July 4, 2026. Refer to Note 5 – Financial Instruments for the reclassification adjustments from Accumulated other comprehensive loss, net of tax related to derivatives.

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

(A) The tax effect for the six months ended June 28, 2025 was $(11.8) million for foreign currency translation and $14.9 million for derivatives.
(B) The tax effect for the six months ended June 28, 2025 was $0.9 million for derivatives.
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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 11 – Debt

The following table provides the changes in the Company's debt for the six months ended July 4, 2026:

(in millions)	Short-term debt and current maturities of long-term debt	Long-term debt	Total
Balance as of December 31, 2025	$295.4	$1,806.8	$2,102.2
Repayments of debt	(1.5)	(1.0)	(2.5)
Reclassification of long-term debt	1.1	(1.1)	—
Other	0.2	1.0	1.2
Balance as of July 4, 2026	$295.2	$1,805.7	$2,100.9

Credit Facility

The Company maintains a Revolving Credit Agreement (Credit Facility). During the six months ended July 4, 2026, and June 28, 2025, there were no borrowings under the Credit Facility. As of July 4, 2026, available borrowing capacity totaled $983.9 million, net of $16.1 million of letters of credit outstanding under the Credit Facility. As of June 28, 2025, available borrowing capacity totaled $997.0 million, net of $3.0 million of letters of credit outstanding under the Credit Facility. Refer to Note 14 in the Notes to Consolidated Financial Statements in the 2025 Form 10-K for details regarding Brunswick's Credit Facility.

Commercial Paper

The Company maintains an unsecured commercial paper program (CP Program) pursuant to which the Company may issue short-term, unsecured commercial paper notes (CP Notes). During the six months ended July 4, 2026, borrowings under the CP Program totaled $470.0 million. As of July 4, 2026, the Company had $290.0 million of borrowings outstanding under the CP Program with a weighted average interest rate of 4.34%. During the six months ended July 4, 2026, the maximum amount utilized under the CP Program was $540.0 million. During the six months ended June 28, 2025, borrowings under the CP Program totaled $504.4 million. As of June 28, 2025, the Company had $170.0 million of borrowings outstanding under the CP Program. During the six months ended June 28, 2025, the maximum amount utilized under the CP Program was $445.5 million. Refer to Note 14 in the Notes to Consolidated Financial Statements in the 2025 Form 10-K for details regarding Brunswick's CP Program.

Note 12 – Supplier Finance Program Obligations

As of July 4, 2026, December 31, 2025, and June 28, 2025, the Company had $13.3 million, $6.2 million, and $9.1 million confirmed invoices under the supplier finance program, respectively, which were included in Accounts payable on the Condensed Consolidated Balance Sheets.

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

On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") were not authorized by the statute. The Company was previously subject to such tariffs under IEEPA. During the three months ended July 4, 2026, the Company submitted claims within the Consolidated Administration and Processing of Entries ("CAPE") system for processing tariff refunds and were subsequently accepted during the quarter totaling $34.3 million. These accepted claims for the recovery of IEEPA tariffs were deemed probable under the loss recovery model as of July 4, 2026. The Company recognized a reduction in Cost of sales of $30.4 million within the Condensed Consolidated Statements of Comprehensive Income. Additionally, $3.9 million of that tariff receivable is a reduction to inventory for certain tariff costs that were still capitalized within inventory. As of July 4, 2026, the total $30.9 million outstanding IEEPA tariff receivables are reflected within Prepaid expenses and other on the Condensed Consolidated Balance Sheets. Although the Company has assessed the recovery of these previously paid IEEPA tariffs is probable based on currently available information, the timing of cash receipts remains dependent upon the processing of refund claims by the CBP and U.S. Department of Treasury.

During the quarter ended July 4, 2026, the Company did not recognize a tariff refund receivable for those claims that were not accepted within the CAPE system or not yet submitted. In total, the Company expects to receive $60 million - $70 million of total IEEPA tariff refunds.

Overview

Net sales increased 7.7% during the second quarter of 2026 compared with the second quarter of 2025. Sales growth reflected steady OEM orders, continued strong P&A and aftermarket performance driven by healthy boating participation, pricing taken in previous periods, and improved mix. Adjusted operating earnings and margins increased as the benefits of the higher sales, favorable mix, and strong operating execution, in addition to IEEPA refunds, more than offset inflationary pressures, increased variable compensation, incremental tariffs, and accelerated product development investment. The Propulsion segment delivered sales growth resulting primarily from healthy OEM orders, steady market share, and pricing actions taken in recent quarters. Strong boater participation and continued distribution gains drove higher sales and margin for Engine P&A segment. Navico Group segment reported sales growth over the prior year quarter as growth across all business lines was supported by improving OEM demand, steady aftermarket performance, and improved operational efficiency. Finally, Boat segment grew both sales and margin, benefiting from increased focus on premium and core brands, pricing actions, operational efficiencies, and continued growth in Freedom Boat Club. Freedom Boat Club increased trips and improved same store sales. Our international net sales increased 11 percent on a GAAP basis and increased 7 percent on a constant currency basis in the second quarter.

Operating earnings in the second quarter of 2026 were $129.4 million and $150.1 million on a GAAP and As Adjusted basis, respectively. This compares to operating earnings during the second quarter of 2025 of $103.3 million and $126.0 million on a GAAP and As Adjusted basis, respectively. Adjusted operating earnings increased due to increased sales, favorable mix, pricing, improved absorption, disciplined cost management and IEEPA refunds more than offsetting the impact of incremental tariffs implemented after the first quarter of 2025, variable compensation, and accelerated product development investment.

Operating earnings in the first half of 2026 were $179.7 million and $232.7 million on a GAAP and As Adjusted basis, respectively. This compares to operating earnings during the first half of 2025 of $159.6 million and $198.1 million on a GAAP and As Adjusted basis, respectively. Operating earnings were up versus the first half of 2025 due to increased sales and the same factors described above.

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

The table below summarizes the impact of changes in currency exchange rates on our net sales:

	Three Months Ended				Six Months Ended
	Net Sales		2026 vs. 2025		Net Sales		2026 vs. 2025
(in millions)	July 4, 2026	June 28, 2025	GAAP	Currency Impact	July 4, 2026	June 28, 2025	GAAP	Currency Impact
Propulsion	$644.0	$598.2	7.7%	1.8%	$1,215.3	$1,085.2	12.0%	2.6%
Engine P&A	367.9	337.8	8.9%	0.9%	657.7	593.1	10.9%	1.7%
Navico Group	215.8	202.3	6.7%	1.4%	439.3	410.5	7.0%	2.7%
Boat	424.4	405.6	4.6%	0.3%	819.1	777.7	5.3%	0.7%
Segment Eliminations	(94.3)	(96.9)	2.7%	0.2%	(195.5)	(197.7)	1.1%	0.5%
Total	$1,557.8	$1,447.0	7.7%	1.3%	$2,935.9	$2,668.8	10.0%	2.0%

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios, and relationships calculated from the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended:

	Three Months Ended		2026 vs. 2025		Six Months Ended		2026 vs. 2025
(in millions, except per share data)	July 4, 2026	June 28, 2025	$ Change	% Change	July 4, 2026	June 28, 2025	$ Change	% Change
Net sales	$1,557.8	$1,447.0	$110.8	7.7%	$2,935.9	$2,668.8	$267.1	10.0%
Cost of sales	1,120.0	1,077.3	42.7	4.0%	2,154.5	1,995.2	159.3	8.0%
Gross margin(A)	437.8	369.7	68.1	18.4%	781.4	673.6	107.8	16.0%
Selling, general, and administrative expense	251.0	216.6	34.4	15.9%	493.2	424.6	68.6	16.2%
Research and development expense	50.4	41.8	8.6	20.6%	96.7	80.3	16.4	20.4%
Restructuring, exit, and impairment charges	7.0	8.0	(1.0)	(12.5)%	11.8	9.1	2.7	29.7%
Operating earnings	129.4	103.3	26.1	25.3%	179.7	159.6	20.1	12.6%
Equity earnings	1.7	1.7	—	—%	3.3	3.9	(0.6)	(15.4)%
Other expense, net	(1.1)	(1.4)	0.3	(21.4)%	(2.7)	(0.1)	(2.6)	NM
Earnings before interest and income taxes	130.0	103.6	26.4	25.5%	180.3	163.4	16.9	10.3%
Interest expense	(24.8)	(30.0)	5.2	(17.3)%	(49.4)	(59.7)	10.3	(17.3)%
Interest income	1.2	1.7	(0.5)	(29.4)%	2.4	3.4	(1.0)	(29.4)%
Loss on early extinguishment of debt	—	—	—	NM	—	(3.7)	3.7	NM
Earnings before income taxes	106.4	75.3	31.1	41.3%	133.3	103.4	29.9	28.9%
Income tax (benefit) provision	(1.8)	15.7	(17.5)	NM	4.1	23.6	(19.5)	(82.6)%
Net earnings from continuing operations	108.2	59.6	48.6	81.5%	129.2	79.8	49.4	61.9%
Net earnings (loss) from discontinued operations, net of tax	1.6	(0.3)	1.9	NM	1.6	(0.3)	1.9	NM
Net earnings	$109.8	$59.3	$50.5	85.2%	$130.8	$79.5	$51.3	64.5%

Diluted earnings per common share from continuing operations	$1.66	$0.90	$0.76	84.4%	$1.97	$1.21	$0.76	62.8%

Expressed as a percentage of Net sales:
Gross margin (A)	28.1%	25.5%		260 bps	26.6%	25.2%		140 bps
Selling, general, and administrative expense	16.1%	15.0%		110 bps	16.8%	15.9%		90 bps
Research and development expense	3.2%	2.9%		30 bps	3.3%	3.0%		30 bps
Restructuring, exit, and impairment charges	0.4%	0.6%		(20) bps	0.4%	0.3%		10 bps
Operating margin	8.3%	7.1%		120 bps	6.1%	6.0%		10 bps
NM = not meaningful
bps = basis points

(A)Gross margin is defined as Net sales less Cost of sales as presented in the Condensed Consolidated Statements of Comprehensive Income.

The following is a reconciliation of our non-GAAP measures, adjusted operating earnings and adjusted diluted earnings per common share from continuing operations for the three and six months ended July 4, 2026 when compared with the same prior year comparative period:

	Three Months Ended				Six Months Ended
	Operating Earnings		Diluted Earnings Per Share		Operating Earnings		Diluted Earnings Per Share
(in millions, except per share data)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
GAAP	$129.4	$103.3	$1.66	$0.90	$179.7	$159.6	$1.97	$1.21
Purchase accounting amortization	14.4	14.7	0.18	0.17	28.9	29.3	0.35	0.34
Restructuring, exit, and impairment charges	7.0	8.0	0.11	0.09	11.8	9.1	0.18	0.10
Supplier bankruptcy expense	0.8	—	0.01	—	11.2	—	0.14	—
Acquisition, integration, and IT related costs	0.2	—	—	—	0.6	0.1	0.01	—
(Gain)/loss on sale of assets	(1.7)	—	(0.02)	—	0.5	—	0.01	—
Special tax items	—	—	(0.38)	—	—	—	(0.39)	0.03
Loss on early extinguishment of debt	—	—	—	—	—	—	—	0.04
As Adjusted	$150.1	$126.0	$1.56	$1.16	$232.7	$198.1	$2.27	$1.72

GAAP operating margin	8.3%	7.1%			6.1%	6.0%
Adjusted operating margin	9.6%	8.7%			7.9%	7.4%

Net sales increased 7.7% during the second quarter of 2026 compared with the same prior year period. The components of the consolidated net sales change were as follows:

	Percent change in net sales compared to the prior comparative period
	July 4, 2026
	Three Months Ended	Six Months Ended
Volume	1.4%	3.8%
Product Mix and Price	5.0%	4.2%
Currency	1.3%	2.0%
	7.7%	10.0%

Gross margin increased 260 bps in the second quarter of 2026 when compared to the same prior year period, driven by increased sales (380 bps), IEEPA refunds (200 bps), lower absorption (40 bps), and favorable foreign currency exchange rate fluctuations (30 bps) offset by material inflation (195 bps), labor costs (130 bps), impact of incremental tariffs (65 bps).

Gross margin increased 140 bps in the first half of 2026 when compared to the same prior year period, driven by increased sales (370 bps), IEEPA refunds (105 bps), and foreign currency exchange rate fluctuations (50 bps), partially offset by material inflation (150 bps), incremental tariffs (145 bps), and labor costs (90 bps).

Selling, general and administrative expense as a percentage of net sales increased 110 basis points during the second quarter of 2026 compared with the same prior year period due to increased spending in support of growth and operational initiatives. Research and development expense increased in the second quarter of 2026 versus the same period in 2025 due to accelerated, strategic investments in new products.

Selling, general and administrative expense as a percentage of net sales increased 90 basis points during the first half of 2026 when compared with the same prior year period due to increased spending in support of growth and operational initiatives and increased variable compensation. Research and development expense increased in the first half of 2026 versus the same period in 2025.

We recorded Restructuring, exit and impairment charges of $7.0 million and $11.8 million during the three and six months ended July 4, 2026, respectively. We recorded Restructuring, exit and impairment charges of $8.0 million and $9.1 million during the three and six months ended June 28, 2025, respectively. First quarter 2026 actions are not expected to result in material annualized cost savings. Refer to Note 3 – Restructuring, Exit, and Impairment Activities in the Notes to Condensed Consolidated Financial Statements for further information.

We recorded Equity earnings of $1.7 million and $3.3 million in the three and six months ended July 4, 2026, respectively, which were primarily related to our marine and technology-related joint ventures. This compares with Equity earnings of $1.7 million and $3.9 million in the three and six months ended June 28, 2025, respectively.

We recognized $(1.1) million and $(2.7) million of Other expense, net in the three and six months ended July 4, 2026, respectively. This compares with $(1.4) million and $(0.1) million of Other expense, net in the three and six months ended June 28, 2025, respectively. Other expense, net primarily includes remeasurement gains and losses resulting from changes in foreign currency rates and other post-retirement benefit costs.

Net interest expense decreased for the three and six months ended July 4, 2026 when compared with the same prior year period due to lower average debt outstanding resulting from debt repayments. Refer to Note 11 – Debt in the Notes to Condensed Consolidated Financial Statements and Note 14 – Debt in the Notes to Consolidated Financial Statements in the 2025 Form 10-K.

We recognized an Income tax (benefit) provision for the three and six months ended July 4, 2026 of $(1.8) million and $4.1 million compared to $15.7 million and $23.6 million for the three and six months ended June 28, 2025, respectively. The effective tax rate, which is calculated as the Income tax provision as a percentage of Earnings before income taxes, was (1.7)% and 3.1% compared to 20.8% and 22.8% for the three and six months ended July 4, 2026 and June 28, 2025, respectively. The three and six months ended July 4, 2026 includes the discrete impact of a state tax law change that extends the carryforward period for R&D tax credits, which resulted in the reversal of a previously recognized valuation allowance position. This resulted in a $24.6 million benefit recorded in Income tax (benefit) provision.

Due to the factors described in the preceding paragraphs, Net earnings from continuing operations and Diluted earnings per common share from continuing operations increased during the three and six months ended July 4, 2026 compared with the same prior year period.

Propulsion Segment

The following table sets forth Propulsion segment results and a reconciliation to our non-GAAP measure of adjusted operating earnings for the three and six months ended:

	Three Months Ended		2026 vs. 2025		Six Months Ended		2026 vs. 2025
(in millions)	July 4, 2026	June 28, 2025	$ Change	% Change	July 4, 2026	June 28, 2025	$ Change	% Change
Net sales	$644.0	$598.2	$45.8	7.7%	$1,215.3	$1,085.2	$130.1	12.0%

GAAP operating earnings	$71.2	$65.8	$5.4	8.2%	$105.6	$111.9	$(6.3)	(5.6)%
Supplier bankruptcy expense	0.6	—	0.6	NM	8.2	—	8.2	NM
Purchase accounting amortization	0.3	0.3	—	NM	0.6	0.6	—	NM
Restructuring, exit and impairment charges	—	1.2	(1.2)	NM	—	1.2	(1.2)	NM
Acquisition, integration, and IT related costs	—	—	—	NM	—	0.1	(0.1)	NM
Adjusted operating earnings	$72.1	$67.3	$4.8	7.1%	$114.4	$113.8	$0.6	0.5%

GAAP operating margin	11.1%	11.0%		10 bps	8.7%	10.3%		(160) bps
Adjusted operating margin	11.2%	11.3%		(10) bps	9.4%	10.5%		(110) bps

NM = not meaningful
bps = basis points

Propulsion segment's net sales increased in the second quarter of 2026 compared to the second quarter of 2025, primarily driven by healthy OEM orders, steady market share and pricing actions taken in recent quarters.

Propulsion segment's net sales increased in the first half of 2026 versus 2025, driven by steady OEM demand and pricing actions.

The components of the Propulsion segment's net sales change were as follows:

	Percent change in net sales compared to the prior comparative period
	July 4, 2026
	Three Months Ended	Six Months Ended
Volume	4.7%	8.3%
Product Mix and Price	1.2%	1.1%
Currency	1.8%	2.6%
	7.7%	12.0%

International sales were 40 percent of the Propulsion segment's net sales in the second quarter of 2026 and increased 14 percent from the prior year on a GAAP basis. On a constant currency basis, international sales increased 9 percent.

International sales were 39 percent of Propulsion segment's net sales in the first half of 2026 and increased 17 percent from prior year on a GAAP basis. On a constant currency basis, international sales increased 10 percent.

Propulsion segment's operating earnings in the second quarter of 2026 increased when compared to the second quarter of 2025 due to higher sales, IEEPA tariff refunds, and favorable absorption offset elevated material and labor inflation, including variable compensation, incremental tariffs, and accelerated product development investment.

Operating earnings for the first half of 2026 increased due to the same factors listed above.

Engine P&A Segment

The following table sets forth Engine P&A segment results and a reconciliation to our non-GAAP measure of adjusted operating earnings for the three and six months ended:

	Three Months Ended		2026 vs. 2025		Six Months Ended		2026 vs. 2025
(in millions)	July 4, 2026	June 28, 2025	$ Change	% Change	July 4, 2026	June 28, 2025	$ Change	% Change
Net sales	$367.9	$337.8	$30.1	8.9%	$657.7	$593.1	$64.6	10.9%

GAAP operating earnings	$85.6	$71.7	$13.9	19.4%	$131.2	$110.8	$20.4	18.4%
Supplier bankruptcy expense	0.2	—	0.2	NM	3.0	—	3.0	NM
Restructuring, exit, and impairment charges	—	0.4	(0.4)	NM	—	0.4	(0.4)	NM
Adjusted operating earnings	$85.8	$72.1	$13.7	19.0%	$134.2	$111.2	$23.0	20.7%

GAAP operating margin	23.3%	21.2%		210 bps	19.9%	18.7%		120 bps
Adjusted operating margin	23.3%	21.3%		200 bps	20.4%	18.7%		170 bps

NM = not meaningful
bps = basis points

Engine P&A segment's net sales increased in the second quarter of 2026 compared to the second quarter of 2025, due to strong boater participation, resulting in demand for parts and accessories together with past pricing actions.

Engine P&A increased in the first half of 2026 compared to 2025 due to the same factors described above.

The components of the Engine P&A segment's net sales change were as follows:

	Percent change in net sales compared to the prior comparative period
	July 4, 2026
	Three Months Ended	Six Months Ended
Volume	3.3%	4.6%
Product Mix and Price	4.7%	4.6%
Currency	0.9%	1.7%
	8.9%	10.9%

International sales were 27 percent of the Engine P&A segment's net sales in the second quarter of 2026 and increased 10 percent from the prior year on a GAAP basis. On a constant currency basis, international sales increased 6 percent from the prior year.

International sales were 28 percent of Engine P&A segment's net sales in the first half of 2026 and increased 13 percent from prior year on a GAAP basis. On a constant currency basis, international sales increased 7 percent.

Engine P&A segment's operating earnings in the second quarter of 2026 increased compared to the second quarter of 2025, due to higher sales and IEEPA refunds, offset by variable compensation.

Operating earnings for the first half of 2026 increased due to the same factors listed above.

Navico Group Segment

The following table sets forth Navico Group segment results and a reconciliation to our non-GAAP measure of adjusted operating earnings for the three and six months ended:

	Three Months Ended		2026 vs. 2025		Six Months Ended		2026 vs. 2025
(in millions)	July 4, 2026	June 28, 2025	$ Change	% Change	July 4, 2026	June 28, 2025	$ Change	% Change
Net sales	$215.8	$202.3	$13.5	6.7%	$439.3	$410.5	$28.8	7.0%

GAAP operating earnings (loss)	$13.2	$(7.6)	$20.8	NM	$18.3	$(10.4)	$28.7	NM
Purchase accounting amortization	13.0	13.3	(0.3)	(2.3)%	26.1	26.5	(0.4)	(1.5)%
Restructuring, exit, and impairment charges	—	5.1	(5.1)	NM	0.2	5.9	(5.7)	(96.6)%
Adjusted operating earnings	$26.2	$10.8	$15.4	NM	$44.6	$22.0	$22.6	NM

GAAP operating margin	6.1%	(3.8)%		990 bps	4.2%	(2.5)%		670 bps
Adjusted operating margin	12.1%	5.3%		680 bps	10.2%	5.4%		480 bps

NM = not meaningful
bps = basis points

Navico Group segment's net sales increased in the second quarter of 2026 compared to the second quarter of 2025, as sales increased across all business lines, supported by increased OEM demand from new products, share gains, sustained boating participation supporting the aftermarket, and pricing.

Navico Group segment's net sales increased in the first half of 2026 versus prior year due to the same factors described above.

The components of the Navico Group segment's net sales change were as follows:

	Percent change in net sales compared to the prior comparative period
	July 4, 2026
	Three Months Ended	Six Months Ended
Volume	2.3%	0.6%
Product Mix and Price	3.0%	3.7%
Currency	1.4%	2.7%
	6.7%	7.0%

International sales were 41 percent of the Navico Group segment's net sales in the second quarter of 2026 and increased 1 percent from the prior year on a GAAP basis. On a constant currency basis, international sales decreased 2 percent.

International sales were 43 percent of Navico Group segment's net sales in the first half of 2026 and increased 9 percent from prior year on a GAAP basis. On a constant currency basis, international sales increased 3 percent.

Navico Group segment's operating earnings in the second quarter of 2026 increased when compared to the second quarter of 2025 reflecting IEEPA refunds and higher sales.

Operating earnings for the first half of 2026 increased due to the same factors listed above.

Boat Segment

The following table sets forth Boat segment results and a reconciliation to our non-GAAP measure of adjusted operating earnings for the three and six months ended:

	Three Months Ended		2026 vs. 2025		Six Months Ended		2026 vs. 2025
(in millions)	July 4, 2026	June 28, 2025	$ Change	% Change	July 4, 2026	June 28, 2025	$ Change	% Change
Net sales	$424.4	$405.6	$18.8	4.6%	$819.1	$777.7	$41.4	5.3%

GAAP operating earnings	$15.3	$11.1	$4.2	37.8%	$21.8	$18.8	$3.0	16.0%
Restructuring, exit, and impairment charges	4.2	1.0	3.2	NM	8.8	1.3	7.5	NM
Purchase accounting amortization	1.1	1.1	—	NM	2.2	2.2	—	NM
Acquisition, integration, and IT related costs	0.2	—	0.2	NM	0.6	—	0.6	NM
(Gain) loss on sale of assets	(1.7)	—	(1.7)	NM	0.5	—	0.5	NM
Adjusted operating earnings	$19.1	$13.2	$5.9	44.7%	$33.9	$22.3	$11.6	52.0%

GAAP operating margin	3.6%	2.7%		90 bps	2.7%	2.4%		30 bps
Adjusted operating margin	4.5%	3.3%		120 bps	4.1%	2.9%		120 bps

NM = not meaningful
bps = basis points

Boat segment's net sales increased in the second quarter of 2026 compared to the second quarter of 2025, driven by a beneficial mix of premium models, improved pricing and discounting, and growth in Freedom Boat Club.

Boat segment's net sales increased in the first half of 2026 versus the first half of 2025 due to the same factors described above.

The components of the Boat segment's net sales change were as follows:

	Percent change in net sales compared to the prior comparative period
	July 4, 2026
	Three Months Ended	Six Months Ended
Volume	(5.7)%	(2.6)%
Product Mix and Price	10.0%	7.2%
Currency	0.3%	0.7%
	4.6%	5.3%

International sales were 21 percent of the Boat segment's net sales in the second quarter of 2026 and increased 16 percent from the prior year on a GAAP basis. On a constant currency basis, international sales increased by 14 percent.

International sales were 22 percent of Boat segment's net sales in the first half of 2026 and increased 18 percent from prior year on a GAAP basis. On a constant currency basis, international sales increased 14 percent.

Boat segment's operating earnings in the second quarter of 2026 increased when compared to the second quarter of 2025, reflecting higher sales, the flow-through of pricing and lower discounts, and operational efficiencies focused on cost removal.

Boat segment's operating earnings for the first half of 2026 increased due to the same factors listed above.

Corporate/Other

The following table sets forth Corporate/Other results for the three and six months ended:

	Three Months Ended		2026 vs. 2025		Six Months Ended		2026 vs. 2025
	July 4, 2026	June 28, 2025	$ Change	% Change	July 4, 2026	June 28, 2025	$ Change	% Change
GAAP operating loss	$(55.9)	$(37.7)	$(18.2)	(48.3)%	$(97.2)	$(71.5)	$(25.7)	(35.9)%
Restructuring, exit, and impairment charges	2.8	0.3	2.5	NM	2.8	0.3	2.5	NM
Adjusted operating loss	$(53.1)	$(37.4)	$(15.7)	(42.0)%	$(94.4)	$(71.2)	$(23.2)	(32.6)%

NM = not meaningful

Corporate operating loss in the second quarter of 2026 increased compared to the second quarter of 2025 driven by increased spending in support of growth and operational initiatives and increased variable compensation.

Corporate operating loss for the first half of 2026 increased due to the same factors listed above.

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

Recent Accounting Pronouncements

Recent accounting pronouncements that have been adopted during the six months ended July 4, 2026, or will be adopted in future periods, are included in Note 1 – Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations, estimates, and projections about Brunswick’s business and by their nature address matters that are, to different degrees, uncertain. Words such as “may,” “could,” “should,” “expect,” "anticipate," "project," "position," “intend,” “target,” “plan,” “seek,” “estimate,” “believe,” “predict,” “outlook,” "will," and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this report. These risks include, but are not limited to: the effect of adverse general economic conditions, including rising interest rates, and the amount of disposable income consumers have available for discretionary spending; changes to trade policy and tariffs, including retaliatory tariffs; fiscal and monetary policy changes; international business risks, geopolitical tensions or conflicts, sanctions, embargoes, or other regulations; adverse capital market conditions; changes in currency exchange rates; competitive pricing pressures; higher energy and fuel costs; managing our manufacturing footprint and operations; loss of key customers; actual or anticipated increases in costs, disruptions of supply, or defects in raw materials, parts, or components we purchase from third parties; supplier manufacturing constraints, increased demand for shipping carriers, and transportation disruptions; adverse weather conditions, climate change events and other catastrophic event risks; our ability to develop new and innovative products and services at a competitive price; absorbing fixed costs in production; our ability to meet demand in a rapidly changing environment; public health emergencies or pandemics; our ability to successfully implement our strategic plan and growth initiatives; attracting and retaining skilled labor, implementing succession plans for key leadership and executing organizational and leadership changes; our ability to integrate acquisitions and the risk for associated disruption to our business; the risk that restructuring or strategic divestitures will not provide business benefits; our ability to identify and complete targeted acquisitions; maintaining effective distribution; dealer and customer ability to access adequate financing; inventory reductions by dealers, retailers, or independent boat builders; requirements for us to repurchase inventory; risks related to the Freedom Boat Club franchise business model; outages, breaches, or other cybersecurity events regarding our technology systems, which have affected and could further affect manufacturing and business operations and could result in lost or stolen information and associated remediation costs; our ability to protect our brands and intellectual property; an impairment to the value of goodwill and other assets; product liability, warranty, and other claims risks; legal, environmental, and other regulatory compliance, including increased costs, fines, and reputational risks; risks associated with joint ventures that do not operate solely for our benefit; changes in income tax legislation or enforcement; managing our share repurchases; and risks associated with certain divisive shareholder activist actions.

Additional risk factors are included in the 2025 Form 10-K and may be further updated in our filings with the SEC. Forward-looking statements speak only as of the date on which they are made, and Brunswick does not undertake any obligation to update them to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

Cash Flow, Liquidity and Capital Resources

The following table sets forth data from our Condensed Consolidated Statements of Cash Flows for the six months ended:

(in millions)	July 4, 2026	June 28, 2025
Net cash provided by operating activities	$249.7	$288.8
Net cash used for investing activities	(117.2)	(70.0)
Net cash used for financing activities	(107.1)	(181.0)
Effect of exchange rate changes	(1.4)	10.2
Net increase in Cash and cash equivalents and Restricted cash	24.0	48.0
Cash and cash equivalents and Restricted cash at beginning of period	274.9	285.9
Cash and cash equivalents and Restricted cash at end of period	$298.9	$333.9

The following table sets forth an analysis of free cash flow for the six months ended:

(in millions)	July 4, 2026	June 28, 2025
Net cash provided by operating activities of continuing operations	$251.5	$309.1
Net cash (used for) provided by:
Add: Capital expenditures	(98.6)	(82.6)
Add: Proceeds from the sale of property, plant, and equipment	9.2	6.8
Add: Effect of exchange rate changes on cash and cash equivalents	(1.4)	10.2
Total free cash flow (A)	$160.7	$243.5
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

2026 Cash Flow

Net cash provided by operating activities of continuing operations in the six months ended July 4, 2026 totaled $251.5 million compared to $309.1 million in the six months ended June 28, 2025. The decrease is primarily due to changes in working capital. Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Condensed Consolidated Balance Sheets, excluding the impact of acquisitions and non-cash adjustments. Accounts and notes receivable increased $42.9 million, due to timing of collections, Accounts payable increased $93.0 million, due to timing of payments, inventory increased $48.1 million due to increased production, and Accrued expenses increased $0.5 million.

Net cash used for investing activities was $117.2 million and primarily related to $98.6 million of capital expenditures and $28.2 million related to the acquisition of another Freedom Boat Club franchise operation and territory. Our capital spending was focused on investments in new products and technologies.

Net cash used for financing activities was $107.1 million and primarily related to dividends paid to common shareholders and common stock repurchases.

Liquidity and Capital Resources

We view our highly liquid assets as of July 4, 2026, December 31, 2025 and June 28, 2025 as:

(in millions)	July 4, 2026	December 31, 2025	June 28, 2025
Cash and cash equivalents	$288.1	$256.8	$315.7
Short-term investments in marketable securities	0.8	0.8	0.8
Total cash, cash equivalents, and marketable securities	$288.9	$257.6	$316.5

The following table sets forth an analysis of total liquidity as of July 4, 2026, December 31, 2025 and June 28, 2025:

(in millions)	July 4, 2026	December 31, 2025	June 28, 2025
Cash, cash equivalents and marketable securities	$288.9	$257.6	$316.5
Amounts available under lending facility (A)	983.9	994.0	997.0
Total liquidity (B)	$1,272.8	$1,251.6	$1,313.5
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

Cash, cash equivalents and marketable securities totaled $288.9 million as of July 4, 2026, an increase of $31.3 million from $257.6 million as of December 31, 2025, and a decrease of $27.6 million from $316.5 million as of June 28, 2025. Total debt as of July 4, 2026, December 31, 2025 and June 28, 2025 was $2,100.9 million, $2,102.2 million and $2,274.1 million, respectively. Our debt-to-capitalization ratio was approximately 56 percent as of July 4, 2026 compared to 56 percent as of December 31, 2025 and 54 percent as of June 28, 2025.

There were no borrowings under the Revolving Credit Agreement (Credit Facility) during the six months ended July 4, 2026 and we did not have any borrowings outstanding as of July 4, 2026. Available borrowing capacity under the Credit Facility as of July 4, 2026 totaled $983.9 million, net of $16.1 million of letters of credit outstanding. During the six months ended July 4, 2026, the maximum amount utilized under the CP Program was $540.0 million, and as of July 4, 2026, the Company had $290.0 million of borrowings outstanding under the CP Program. Refer to Note 11 – Debt in the Notes to Condensed Consolidated Financial Statements and Note 14 - Debt in the Notes to Consolidated Financial Statements in the 2025 Form 10-K, for further details.

The levels of borrowing capacity under our Credit Facility and CP Program are limited by both a leverage and interest coverage test. These covenants also pertain to termination provisions included in our wholesale financing joint-venture arrangements with Wells Fargo Commercial Distribution Finance. As of July 4, 2026, Brunswick was in compliance with the financial covenants associated with its debt and based on our anticipated earnings generation throughout the year, we expect to maintain sufficient cushion against the existing debt covenants.

2026 Capital Strategy

The Company anticipates at least $160 million of debt reduction, $200 million of capital expenditures, and share repurchases of at least $50 million for the year.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 30, 2024, our Board of Directors approved a $500 million increase to our share repurchase authorization. During the six months ended July 4, 2026, we repurchased $31.2 million of stock, and the remaining authorization was $310.3 million as of July 4, 2026.

We repurchased the following shares of common stock during the three months ended July 4, 2026:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Amount of Dollars that May Yet Be Used to Purchase Shares Under the Program
April 5 to May 2	51,136	$78.22	51,136
May 3 to May 30	63,612	79.13	63,612
May 31 to July 4	72,021	82.84	72,021
Total	186,769	$80.31	186,769	$310,252,518

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

During the quarterly period ended July 4, 2026, none of our officers (as defined in Rule 16a-1(f) under the Exchange Act) or directors adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

BRUNSWICK CORPORATION
August 5, 2026	By:	/s/ RANDALL S. ALTMAN
Randall S. Altman
Senior Vice President and Controller*

*Mr. Altman is signing this report both as a duly authorized officer and as the principal accounting officer.