Form 10-Q
period 2026-10-03
BRUNSWICK CORP
filed 2026-11-05
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended October 3, 2026

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

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of October 30, 2026 was 64,229,421.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
October 3, 2026

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net sales	$1,453.9	$1,360.2	$4,389.8	$4,029.0
Cost of sales	1,042.1	1,009.4	3,196.6	3,004.6
Selling, general and administrative expense	237.5	215.8	730.7	640.4
Research and development expense	49.2	43.4	145.9	123.7
Restructuring, exit and impairment charges	21.1	333.8	32.9	342.9
Operating earnings (loss)	104.0	(242.2)	283.7	(82.6)
Equity earnings	1.3	1.5	4.6	5.4
Other expense, net	(1.0)	(0.4)	(3.7)	(0.5)
Earnings (loss) before interest and income taxes	104.3	(241.1)	284.6	(77.7)
Interest expense	(22.9)	(27.0)	(72.3)	(86.7)
Interest income	1.5	1.8	3.9	5.2
Loss on early extinguishment of debt	—	—	—	(3.7)
Earnings (loss) before income taxes	82.9	(266.3)	216.2	(162.9)
Income tax provision (benefit)	17.3	(32.0)	21.4	(8.4)
Net earnings (loss) from continuing operations	65.6	(234.3)	194.8	(154.5)
Net loss from discontinued operations, net of tax	(4.0)	(1.2)	(2.4)	(1.5)
Net earnings (loss)	$61.6	$(235.5)	$192.4	$(156.0)

Earnings per common share:
Basic
Earnings (loss) from continuing operations	$1.01	$(3.57)	$2.98	$(2.34)
Loss from discontinued operations	(0.06)	(0.02)	(0.04)	(0.02)
Net earnings (loss)	$0.95	$(3.59)	$2.94	$(2.36)

Diluted
Earnings (loss) from continuing operations	$1.01	$(3.57)	$2.97	$(2.34)
Loss from discontinued operations	(0.06)	(0.02)	(0.04)	(0.02)
Net earnings (loss)	$0.95	$(3.59)	$2.93	$(2.36)

Weighted average shares used for computation of:
Basic earnings per common share	65.1	65.7	65.4	66.0
Diluted earnings per common share	65.1	65.7	65.6	66.0

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated financial statements.

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net earnings (loss)	$61.6	$(235.5)	$192.4	$(156.0)
Other comprehensive income (loss), net of tax:
Foreign currency cumulative translation adjustments	(8.6)	(2.2)	(21.3)	68.7
Net change in unamortized prior service credits	(0.1)	(0.1)	(0.4)	(0.4)
Net change in unamortized actuarial (losses) gains	(0.1)	0.5	(0.4)	0.2
Net change in unrealized derivative gains (losses)	4.3	5.7	15.8	(42.9)
Total other comprehensive (loss) income	(4.5)	3.9	(6.3)	25.6
Comprehensive income (loss)	$57.1	$(231.6)	$186.1	$(130.4)

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated financial statements.

BRUNSWICK CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share and per share data)	October 3, 2026	December 31, 2025	September 27, 2025
Assets
Current assets
Cash and cash equivalents	$257.8	$256.8	$297.7
Restricted cash	10.8	18.1	17.9
Short-term investments in marketable securities	10.8	0.8	0.8
Total cash and short-term investments in marketable securities	279.4	275.7	316.4
Accounts and notes receivable, less allowances of $11.9, $10.6, and $12.2	519.3	522.8	491.4
Inventories
Finished goods	834.0	767.4	807.8
Work-in-process	160.4	146.9	157.1
Raw materials	295.1	278.0	307.6
Net inventories	1,289.5	1,192.3	1,272.5
Prepaid expenses and other	94.7	72.5	77.2
Current assets	2,182.9	2,063.3	2,157.5

Property
Land	42.0	43.8	43.8
Buildings and improvements	691.5	681.5	672.3
Equipment	1,655.4	1,597.1	1,594.3
Total land, buildings and improvements and equipment	2,388.9	2,322.4	2,310.4
Accumulated depreciation	(1,380.5)	(1,291.1)	(1,276.6)
Net land, buildings and improvements and equipment	1,008.4	1,031.3	1,033.8
Unamortized product tooling costs	178.8	176.5	183.9
Net property	1,187.2	1,207.8	1,217.7

Other assets
Goodwill	682.9	681.2	679.6
Other intangibles, net	809.1	854.8	866.4
Deferred income tax asset	291.2	272.2	257.7
Operating lease assets	223.1	170.2	172.9
Equity investments	30.3	34.4	30.5
Other long-term assets	33.9	28.3	31.2
Other assets	2,070.5	2,041.1	2,038.3

Total assets	$5,440.6	$5,312.2	$5,413.5

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated financial statements.

(in millions, except share and per share data)	October 3, 2026	December 31, 2025	September 27, 2025
Liabilities and shareholders' equity
Current liabilities
Short-term debt and current maturities of long-term debt	$195.1	$295.4	$95.8
Accounts payable	485.0	374.9	413.3
Accrued expenses	764.4	758.4	705.9
Current liabilities	1,444.5	1,428.7	1,215.0

Long-term liabilities
Debt	1,806.4	1,806.8	2,097.4
Operating lease liabilities	197.8	151.7	151.0
Postretirement benefits	35.4	37.9	45.4
Deferred income tax liability	9.8	10.2	10.9
Other long-term liabilities	256.3	251.3	259.9
Long-term liabilities	2,305.7	2,257.9	2,564.6

Shareholders' equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares; outstanding: 64,455,000, 64,889,000 and 65,104,000 shares	76.9	76.9	76.9
Additional paid-in capital	439.2	426.8	416.1
Retained earnings	3,471.5	3,364.8	3,374.1
Treasury stock, at cost: 38,083,000, 37,649,000, and 37,434,000 shares	(2,268.2)	(2,220.2)	(2,205.4)
Accumulated other comprehensive loss, net of tax	(29.0)	(22.7)	(27.8)
Shareholders' equity	1,690.4	1,625.6	1,633.9

Total liabilities and shareholders' equity	$5,440.6	$5,312.2	$5,413.5

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated financial statements.

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(in millions)	October 3, 2026	September 27, 2025
Cash flows from operating activities
Net earnings (loss)	$192.4	$(156.0)
Less: net loss from discontinued operations, net of tax	(2.4)	(1.5)
Net earnings (loss) from continuing operations	194.8	(154.5)
Depreciation and amortization	221.2	216.9
Stock compensation expense	39.3	27.6
Asset impairment charges	23.3	323.6
Deferred income taxes	(20.9)	(52.0)
Changes in certain current assets and current liabilities	(27.1)	68.7
Extended warranty contracts and other deferred revenue	8.8	10.9
Income taxes	(3.5)	18.8
Other, net	2.9	(8.9)
Net cash provided by operating activities of continuing operations	438.8	451.1
Net cash used for operating activities of discontinued operations	(2.4)	(21.9)
Net cash provided by operating activities	436.4	429.2

Cash flows from investing activities
Capital expenditures	(148.9)	(116.5)
Purchases of marketable securities	(10.0)	—
Investments	4.0	5.1
Acquisition of businesses, net of cash acquired	(32.5)	(0.2)
Proceeds from the sale of property, plant and equipment	13.8	8.8
Other, net	—	5.3
Net cash used for investing activities	(173.6)	(97.5)

Cash flows from financing activities
Net proceeds from issuances of short-term debt	—	292.6
Payments of short-term debt	(100.0)	(318.7)
Payments of long-term debt including current maturities	(4.1)	(128.4)
Common stock repurchases	(60.0)	(65.0)
Cash dividends paid	(85.7)	(84.6)
Tax withholding associated with shares issued for share-based compensation	(16.1)	(7.3)
Other, net	(0.6)	(1.8)
Net cash used for financing activities	(266.5)	(313.2)

Effect of exchange rate changes	(2.6)	11.2
Net (decrease) increase in Cash and cash equivalents and Restricted cash	(6.3)	29.7
Cash and cash equivalents and Restricted cash at beginning of period	274.9	285.9

Cash and cash equivalents and Restricted cash at end of period	268.6	315.6
Less: Restricted cash	10.8	17.9
Cash and cash equivalents at the end of period	$257.8	$297.7

Supplemental cash flow disclosures:
Cash paid for taxes	$46.0	$27.9
Cash paid for interest	$90.6	$103.4

The Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated financial statements.

Brunswick Corporation
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated other comprehensive loss, net of tax	Total
Balance at December 31, 2025	$76.9	$426.8	$3,364.8	$(2,220.2)	$(22.7)	$1,625.6
Net earnings	—	—	21.0	—	—	21.0
Other comprehensive income	—	—	—	—	5.0	5.0
Dividends ($0.44 per common share)	—	—	(28.7)	—	—	(28.7)
Compensation plans and other	—	(16.6)	—	11.4	—	(5.2)
Common stock repurchases	—	—	—	(16.2)	—	(16.2)
Balance at April 4, 2026	76.9	410.2	3,357.1	(2,225.0)	(17.7)	1,601.5
Net earnings	—	—	109.8	—	—	109.8
Other comprehensive loss	—	—	—	—	(6.8)	(6.8)
Dividends ($0.44 per common share)	—	—	(28.5)	—	—	(28.5)
Compensation plans and other	—	17.2	—	0.5	—	17.7
Common stock repurchases	—	—	—	(15.0)	—	(15.0)
Balance at July 4, 2026	76.9	427.4	3,438.4	(2,239.5)	(24.5)	1,678.7
Net earnings	—	—	61.6	—	—	61.6
Other comprehensive loss	—	—	—	—	(4.5)	(4.5)
Dividends ($0.44 per common share)	—	—	(28.5)	—	—	(28.5)
Compensation plans and other	—	11.8	—	0.4	—	12.2
Common stock repurchases	—	—	—	(29.1)	—	(29.1)
Balance at October 3, 2026	$76.9	$439.2	$3,471.5	$(2,268.2)	$(29.0)	$1,690.4

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated other comprehensive loss, net of tax	Total
Balance at December 31, 2024	$76.9	$401.8	$3,614.7	$(2,147.7)	$(53.4)	$1,892.3
Net earnings	—	—	20.2	—	—	20.2
Other comprehensive income	—	—	—	—	12.7	12.7
Dividends ($0.43 per common share)	—	—	(28.2)	—	—	(28.2)
Compensation plans and other	—	(5.6)	—	6.6	—	1.0
Common stock repurchases	—	—	—	(25.8)	—	(25.8)
Balance at March 29, 2025	76.9	396.2	3,606.7	(2,166.9)	(40.7)	1,872.2
Net earnings	—	—	59.3	—	—	59.3
Other comprehensive income	—	—	—	—	9.0	9.0
Dividends ($0.43 per common share)	—	—	(28.4)	—	—	(28.4)
Compensation plans and other	—	9.9	—	0.7	—	10.6
Common stock repurchases	—	—	—	(17.7)	—	(17.7)
Balance at June 28, 2025	76.9	406.1	3,637.6	(2,183.9)	(31.7)	1,905.0
Net loss	—	—	(235.5)	—	—	(235.5)
Other comprehensive income	—	—	—	—	3.9	3.9
Dividends ($0.43 per common share)	—	—	(28.0)	—	—	(28.0)
Compensation plans and other	—	10.0	—	0.6	—	10.6
Common stock repurchases	—	—	—	(22.1)	—	(22.1)
Balance at September 27, 2025	$76.9	$416.1	$3,374.1	$(2,205.4)	$(27.8)	$1,633.9

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

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Saturday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The third quarter of fiscal year 2026 ended on October 3, 2026, and the third quarter of fiscal year 2025 ended on September 27, 2025.

Recently Issued Accounting Standards

Income Statement: In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This guidance requires disclosures about significant expense categories, including but not limited to, inventory purchases, employee compensation, depreciation, amortization, and selling expenses. ASU 2024-03 is effective for financial statements for annual periods beginning after December 15, 2026. We are currently evaluating the impact of adopting this guidance on the consolidated financial statements.

Note 2 – Revenue Recognition

The following tables present the Company's revenue in categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors:

	Three Months Ended
	October 3, 2026
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Geographic Markets
United States	$360.8	$271.2	$116.0	$322.9	$1,070.9
Europe	75.5	35.3	52.1	20.1	183.0
Asia Pacific	46.6	29.2	21.1	6.4	103.3
Canada	22.7	32.9	2.8	41.4	99.8
Rest-of-World	64.9	12.3	5.7	3.6	86.5
Segment Eliminations	(67.3)	(2.0)	(19.7)	(0.6)	(89.6)
Total	$503.2	$378.9	$178.0	$393.8	$1,453.9

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended
	September 27, 2025
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Geographic Markets
United States	$342.6	$257.7	$108.6	$292.4	$1,001.3
Europe	70.1	35.7	48.3	23.2	177.3
Asia Pacific	43.6	27.4	20.1	6.7	97.8
Canada	22.7	30.8	4.1	33.5	91.1
Rest-of-World	56.4	12.1	5.8	4.4	78.7
Segment Eliminations	(63.4)	(1.8)	(20.6)	(0.2)	(86.0)
Total	$472.0	$361.9	$166.3	$360.0	$1,360.2

	Nine Months Ended
	October 3, 2026
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Geographic Markets
United States	$1,097.1	$742.4	$368.0	$963.0	$3,170.5
Europe	300.2	101.3	177.7	87.8	667.0
Asia Pacific	139.9	82.4	59.9	13.2	295.4
Canada	64.4	73.2	13.9	133.6	285.1
Rest-of-World	184.2	39.3	17.5	15.9	256.9
Segment Eliminations	(212.2)	(5.5)	(65.7)	(1.7)	(285.1)
Total	$1,573.6	$1,033.1	$571.3	$1,211.8	$4,389.8

	Nine Months Ended
	September 27, 2025
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Geographic Markets
United States	$1,017.2	$685.1	$347.5	$918.7	$2,968.5
Europe	253.3	94.0	166.0	85.4	598.7
Asia Pacific	131.9	75.2	53.5	14.5	275.1
Canada	57.6	65.5	13.1	104.3	240.5
Rest-of-World	160.6	37.0	17.3	15.0	229.9
Segment Eliminations	(209.9)	(6.1)	(66.9)	(0.8)	(283.7)
Total	$1,410.7	$950.7	$530.5	$1,137.1	$4,029.0

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended
	October 3, 2026
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Major Product Lines
Outboard Engines	$443.2	$—	$—	$—	$443.2
Controls, Rigging, and Propellers	98.9	—	—	—	98.9
Sterndrive Engines	28.4	—	—	—	28.4
Distribution	—	213.2	—	—	213.2
Products	—	167.7	—	—	167.7
Electronics	—	—	92.9	—	92.9
Power Systems	—	—	72.3	—	72.3
Performance Components	—	—	32.5	—	32.5
Aluminum Freshwater Boats	—	—	—	155.2	155.2
Recreational Fiberglass Boats	—	—	—	89.1	89.1
Saltwater Fishing Boats	—	—	—	96.2	96.2
Business Acceleration	—	—	—	62.2	62.2
Boat Eliminations/Other	—	—	—	(8.3)	(8.3)
Segment Eliminations	(67.3)	(2.0)	(19.7)	(0.6)	(89.6)
Total	$503.2	$378.9	$178.0	$393.8	$1,453.9

	Three Months Ended
	September 27, 2025
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Major Product Lines
Outboard Engines	$413.5	$—	$—	$—	$413.5
Controls, Rigging, and Propellers	90.4	—	—	—	90.4
Sterndrive Engines	31.5	—	—	—	31.5
Distribution	—	204.4	—	—	204.4
Products	—	159.3	—	—	159.3
Electronics	—	—	91.4	—	91.4
Power Systems	—	—	64.1	—	64.1
Performance Components	—	—	31.4	—	31.4
Aluminum Freshwater Boats	—	—	—	136.8	136.8
Recreational Fiberglass Boats	—	—	—	103.8	103.8
Saltwater Fishing Boats	—	—	—	74.0	74.0
Business Acceleration	—	—	—	54.8	54.8
Boat Eliminations/Other	—	—	—	(9.2)	(9.2)
Segment Eliminations	(63.4)	(1.8)	(20.6)	(0.2)	(86.0)
Total	$472.0	$361.9	$166.3	$360.0	$1,360.2

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Nine Months Ended
	October 3, 2026
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Major Product Lines
Outboard Engines	$1,390.7	$—	$—	$—	$1,390.7
Controls, Rigging, and Propellers	301.0	—	—	—	301.0
Sterndrive Engines	94.1	—	—	—	94.1
Distribution	—	599.6	—	—	599.6
Products	—	439.0	—	—	439.0
Electronics	—	—	294.8	—	294.8
Power Systems	—	—	231.3	—	231.3
Performance Components	—	—	110.9	—	110.9
Aluminum Freshwater Boats	—	—	—	481.3	481.3
Recreational Fiberglass Boats	—	—	—	326.6	326.6
Saltwater Fishing Boats	—	—	—	257.1	257.1
Business Acceleration	—	—	—	180.5	180.5
Boat Eliminations/Other	—	—	—	(32.0)	(32.0)
Segment Eliminations	(212.2)	(5.5)	(65.7)	(1.7)	(285.1)
Total	$1,573.6	$1,033.1	$571.3	$1,211.8	$4,389.8

	Nine Months Ended
	September 27, 2025
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Major Product Lines
Outboard Engines	$1,258.0	$—	$—	$—	$1,258.0
Controls, Rigging, and Propellers	264.5	—	—	—	264.5
Sterndrive Engines	98.1	—	—	—	98.1
Distribution	—	562.5	—	—	562.5
Products	—	394.3	—	—	394.3
Electronics	—	—	290.6	—	290.6
Power Systems	—	—	209.9	—	209.9
Performance Components	—	—	96.9	—	96.9
Aluminum Freshwater Boats	—	—	—	428.5	428.5
Recreational Fiberglass Boats	—	—	—	344.7	344.7
Saltwater Fishing Boats	—	—	—	247.5	247.5
Business Acceleration	—	—	—	160.8	160.8
Boat Eliminations/Other	—	—	—	(43.6)	(43.6)
Segment Eliminations	(209.9)	(6.1)	(66.9)	(0.8)	(283.7)
Total	$1,410.7	$950.7	$530.5	$1,137.1	$4,029.0

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

As of December 31, 2025, $194.0 million of contract liabilities associated with extended warranties, deferred revenue and customer deposits were reported in Accrued expenses and Other long-term liabilities, of which $53.4 million was recognized as revenue during the nine months ended October 3, 2026. As of October 3, 2026, total contract liabilities were $217.5 million. The total amount of the transaction price allocated to unsatisfied performance obligations as of October 3, 2026, was $212.8 million for contracts greater than one year, which primarily relates to extended warranties. The Company expects to recognize $26.9 million of this amount in 2026, $62.2 million in 2027, and $123.7 million thereafter.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3 – Restructuring, Exit, and Impairment Activities

During the three and nine months ended October 3, 2026, and September 27, 2025, the Company recorded restructuring charges related to headcount reductions and related costs associated with streamlining the enterprise-wide cost structure and improving operating efficiencies. The Company also incurred charges related to the rationalization of its manufacturing footprint, including the decision in the third quarter of 2025 to rationalize its fiberglass boat manufacturing footprint and exit its facilities in Reynosa, Mexico and Flagler Beach, Florida and consolidate production from those facilities into existing U.S. facilities. Any gain or loss associated with the sale of these facilities is included in Selling, general and administrative expense.

The following table is a summary of these expenses for the three months ended October 3, 2026:

(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Corporate	Total
Restructuring, exit, and impairment activities:
Employee termination and other benefits	$—	$—	$0.3	$(0.4)	$—	$(0.1)
Asset-related (A)	17.8	—	—	1.2	—	19.0
Professional and other third-party fees	—	—	—	2.2	—	2.2
Total restructuring, exit, and impairment charges	$17.8	$—	$0.3	$3.0	$—	$21.1

Total cash payments for restructuring, exit and impairment charges	$0.3	$0.1	$0.2	$7.8	$1.1	$9.5
Accrued charges at end of the period	$0.2	$—	$0.8	$2.9	$1.7	$5.6

(A) Includes impairment charges of $17.8 million associated with an impairment of the Fliteboard reporting unit's goodwill and trade names during the three months ended October 3, 2026. See further discussion at Note 8 – Goodwill and Other Intangibles.

The following table is a summary of these expenses for the three months ended September 27, 2025:

(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Corporate	Total
Restructuring, exit, and impairment activities:
Employee termination and other benefits (A)	$—	$—	$1.5	$6.9	$0.2	$8.6
Asset-related (B)	—	—	322.8	0.9	—	323.7
Professional and other third-party fees	—	—	—	0.6	—	0.6
Total restructuring, exit, and impairment charges	$—	$—	$324.3	$8.4	$0.2	$332.9

Total cash payments for restructuring, exit and impairment charges	$0.3	$0.1	$1.8	$0.4	$0.2	$2.8
Accrued charges at end of the period	$0.5	$0.1	$3.3	$8.0	$0.3	$12.2

(A) Includes $0.9 million of benefit associated with pension plan adjustments included within Other expense, net in the Condensed Consolidated Statements of Operations during the three months ended September 27, 2025.
(B) Includes impairment charges of $322.8 million associated with an impairment of the Navico Group reporting unit's goodwill and trade names during the three months ended September 27, 2025.

The following table is a summary of these expenses for the nine months ended October 3, 2026:

(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Corporate	Total
Restructuring, exit, and impairment activities:
Employee termination and other benefits	$—	$—	$0.5	$2.5	$2.5	$5.5
Asset-related (A)	17.8	—	—	5.1	—	22.9
Professional and other third-party fees	—	—	—	4.2	0.3	4.5
Total restructuring, exit, and impairment charges	$17.8	$—	$0.5	$11.8	$2.8	$32.9

Total cash payments for restructuring, exit and impairment charges	$0.3	$0.1	$2.6	$14.3	$1.4	$18.7
Accrued charges at end of the period	$0.2	$—	$0.8	$2.9	$1.7	$5.6

(A) Includes impairment charges of $17.8 million associated with an impairment of the Fliteboard reporting unit's goodwill and trade names during the nine months ended October 3, 2026. See further discussion at Note 8 – Goodwill and Other Intangibles.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table is a summary of these expenses for the nine months ended September 27, 2025:

(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Corporate	Total
Restructuring, exit, and impairment activities:
Employee termination and other benefits (A)	$1.2	$0.4	$6.6	$8.2	$0.5	$16.9
Asset-related (B)	—	—	323.2	0.9	—	324.1
Professional and other third-party fees	—	—	0.4	0.6	—	1.0
Total restructuring, exit, and impairment charges	$1.2	$0.4	$330.2	$9.7	$0.5	$342.0

Total cash payments for restructuring, exit and impairment charges	$2.1	$1.0	$5.2	$2.8	$1.1	$12.2
Accrued charges at end of the period	$0.5	$0.1	$3.3	$8.0	$0.3	$12.2

(A) Includes $0.9 million of benefit associated with pension plan adjustments included within Other expense, net in the Condensed Consolidated Statements of Operations during the nine months ended September 27, 2025.
(B) Includes impairment charges of $322.8 million associated with an impairment of the Navico Group reporting unit's goodwill and trade names during the nine months ended September 27, 2025.

Cash payments for the respective periods above include payments related to prior period charges. Restructuring, exit, and impairment charges accrued as of October 3, 2026, are expected to be paid in the next twelve months.

Note 4 – Acquisitions

2026 Acquisitions

During 2026, the Company acquired multiple Freedom Boat Club franchise operations and territories. These acquisitions are expected to create operational efficiencies while providing members with access to additional boating destinations, and are included as part of the Company's Boat Segment.

The Company paid net cash consideration of $32.5 million for these acquisitions, and total deferred compensation of $8.4 million due within one year from the acquisition date. The opening balance sheet, which is preliminary and subject to change in the measurement period as the Company finalizes the purchase price allocation and fair value estimates, includes $22.2 million of goodwill and $3.7 million of customer relationships. The amount assigned to customer relationships will be amortized over the estimated useful life of 10 years. Transaction costs associated with these acquisitions were not material to the Company's consolidated results of operations.

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

The following table summarizes the notional values of the Company's derivative instruments as of October 3, 2026, December 31, 2025, and September 27, 2025:

(in millions)	Notional Value
Instruments	October 3, 2026	December 31, 2025	September 27, 2025
Cross-currency swaps	$500.0	$500.0	$500.0
Commodity contracts (A)(B)	37.8	38.5	41.3
Foreign exchange contracts (B)(C)	667.3	706.1	700.8

(A) Commodity contracts outstanding as of October 3, 2026 mature through 2028.
(B) The amount of gain or loss that is expected to be reclassified from Accumulated other comprehensive loss to earnings in the next twelve months is immaterial.
(C) Forward contracts outstanding as of October 3, 2026 mature through 2028 and mainly relate to the Euro, Australian dollar, Japanese yen, and Norwegian krone.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of October 3, 2026, December 31, 2025, and September 27, 2025, the fair values of the Company’s derivative instruments were:

(in millions)	Fair Value
Asset Derivatives	October 3, 2026	December 31, 2025	September 27, 2025
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	$11.1	$4.8	$5.6
Commodity contracts	3.9	7.9	6.4
Total	$15.0	$12.7	$12.0

Derivatives Designated as Net Investment Hedges
Cross-currency swaps	$0.2	$—	$0.1

Other Hedging Activity
Foreign exchange contracts	$0.7	$0.6	$1.3

Liability Derivatives
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	$5.2	$11.9	$12.6
Commodity contracts	1.1	0.1	0.7
Total	$6.3	$12.0	$13.3

Derivatives Designated as Net Investment Hedges
Cross-currency swaps	$34.9	$45.5	$43.6

Other Hedging Activity
Foreign exchange contracts	$4.2	$0.7	$1.3

As of October 3, 2026, December 31, 2025, and September 27, 2025, asset derivatives are included within Prepaid expenses and other and Other long-term assets, and liability derivatives are included within Accrued expenses and Other long-term liabilities in the Condensed Consolidated Balance Sheets.

The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three and nine months ended October 3, 2026, and September 27, 2025, is shown in the tables below.

The amount of gain (loss) on derivatives recognized in Accumulated other comprehensive loss was as follows:

(in millions)	Three Months Ended		Nine Months Ended
Derivatives Designated as Cash Flow Hedging Instruments	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Foreign exchange contracts	$2.8	$3.4	$9.3	$(17.9)
Commodity contracts	0.1	2.2	5.7	8.3
Total	$2.9	$5.6	$15.0	$(9.6)

Derivatives Designated as Net Investment Hedging Instruments
Cross-currency swaps	$5.6	$1.8	$10.8	$(43.7)

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The amount of gain (loss) reclassified from Accumulated other comprehensive loss into earnings was as follows:

(in millions)		Three Months Ended		Nine Months Ended
Derivatives Designated as Cash Flow Hedging Instruments	Location of Gain (Loss)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Interest rate contracts	Interest expense	$—	$—	$0.1	$0.1
Foreign exchange contracts	Cost of sales	(0.2)	(2.1)	(5.4)	0.4
Commodity contracts	Cost of sales	3.1	1.8	10.3	2.9
Total		$2.9	$(0.3)	$5.0	$3.4

The amount of gain (loss) on derivatives recognized directly into earnings was as follows:

(in millions)		Three Months Ended		Nine Months Ended
Other Hedging Activity	Location of Gain (Loss)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Foreign exchange contracts	Cost of sales	$(0.1)	$(1.5)	$(1.8)	$(12.7)
Foreign exchange contracts	Other expense, net	(1.8)	0.1	(8.2)	9.5
Total		$(1.9)	$(1.4)	$(10.0)	$(3.2)

Note 6 – Fair Value Measurements

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis:

		Fair Value
(in millions)	Fair Value Level	October 3, 2026	December 31, 2025	September 27, 2025
Cash equivalents	1	$0.4	$0.4	$0.3
Short-term investments in marketable securities	1	10.8	0.8	0.8
Restricted cash	1	10.8	18.1	17.9
Derivative assets	2	15.9	13.3	13.4
Derivative liabilities	2	45.4	58.2	58.2
Deferred compensation	1	1.0	1.1	1.0
Deferred compensation	2	24.9	22.6	21.4
Liabilities measured at net asset value		19.7	15.6	15.3

Fair Value of Other Financial Instruments. The carrying values of the Company's short-term financial instruments, including cash and cash equivalents and accounts and notes receivable, approximate their fair values because of the short maturity of these instruments. The fair value of the Company's long-term debt, including current maturities, and short-term debt is determined using Level 1 and Level 2 inputs described in Note 6 to Notes to Consolidated Financial Statements in the 2025 Form 10-K. The fair value and carrying value of long-term debt, including current maturities, and short-term debt as of October 3, 2026, December 31, 2025, and September 27, 2025 was as follows:

(in millions)	October 3, 2026	December 31, 2025	September 27, 2025
Fair Value	$1,818.8	$2,004.9	$2,076.3
Carrying Value	2,015.7	2,118.0	2,217.5

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 7 – Commitments and Contingencies

Product Warranties

The following activity related to product warranty liabilities was recorded in Accrued expenses during the nine months ended October 3, 2026 and September 27, 2025:

(in millions)	October 3, 2026	September 27, 2025
Balance at beginning of period	$162.2	$152.8
Payments	(76.1)	(69.8)
Provisions/additions for contracts issued/sold	86.6	84.3
Aggregate changes for preexisting warranties	(10.6)	(6.9)
Foreign currency translation	(1.0)	2.6
Other	—	(2.2)
Balance at end of period	$161.1	$160.8

Extended Product Warranties

The following activity related to deferred revenue for extended product warranty contracts was recorded in Accrued expenses and Other long-term liabilities during the nine months ended October 3, 2026 and September 27, 2025:

(in millions)	October 3, 2026	September 27, 2025
Balance at beginning of period	$146.0	$136.6
Extended warranty contracts sold	37.0	35.9
Revenue recognized on existing extended warranty contracts	(27.5)	(25.1)
Foreign currency translation	(0.4)	0.3
Other	(0.3)	(0.1)
Balance at end of period	$154.8	$147.6

Note 8 – Goodwill and Other Intangibles

Changes in the Company's goodwill during the nine months ended October 3, 2026 and September 27, 2025, by reportable segment, are summarized below:

(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
December 31, 2025	$54.0	$233.2	$223.6	$170.4	$681.2
Acquisitions	—	—	—	22.2	22.2
Impairments	(13.0)	—	—	—	(13.0)
Adjustments	(0.2)	(0.1)	(4.4)	(2.8)	(7.5)
October 3, 2026	$40.8	$233.1	$219.2	$189.8	$682.9

December 31, 2024	$50.8	$232.6	$513.4	$169.3	$966.1
Impairments	—	—	(305.8)	—	(305.8)
Adjustments	2.8	0.6	15.1	0.8	19.3
September 27, 2025	$53.6	$233.2	$222.7	$170.1	$679.6

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company tests goodwill annually in the fourth quarter and whenever a triggering event indicates a reporting unit's carrying value may exceed its fair value. As a result of changes to the financial projections, the Company identified a triggering event for the Fliteboard reporting unit and performed an interim test in the third quarter. Due to the changes in the projections and unfavorable movements in the underlying inputs impacting the discount rate, the test showed the carrying value exceeded fair value, and the Company recorded a $13.0 million goodwill impairment charge in the Propulsion segment for the three months ended October 3, 2026, which is included as a component of Restructuring, exit and impairment charges in the Condensed Consolidated Statements of Operations. Following the charge, Fliteboard's fair value approximates its carrying value. Fliteboard was acquired in 2023 and is a leader in eFoiling technology, which combines advanced hydrofoils and electric propulsion on the water. The Company calculated the fair value of Fliteboard considering both the income approach and the guideline public company method.

The Company recorded a total impairment charge of $305.8 million during the three months ended September 27, 2025, related to Navico Group goodwill, which is included as a component of Restructuring, exit and impairment charges on the Condensed Consolidated Statements of Operations.

Adjustments in both periods include the effect of foreign currency translation on goodwill denominated in currencies other than the U.S. dollar. The Company's accumulated impairment loss on goodwill was $398.8 million as of October 3, 2026 and $385.8 million as of both December 31, 2025, and September 27, 2025.

The Company's intangible assets, included within Other intangibles, net on the Condensed Consolidated Balance Sheets as of October 3, 2026, December 31, 2025, and September 27, 2025, are summarized by intangible asset type below:

	October 3, 2026		December 31, 2025		September 27, 2025
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Customer relationships	$910.0	$(551.7)	$908.1	$(518.1)	$917.3	$(510.5)
Trade names	291.0	—	295.2	—	288.6	—
Developed technology	167.7	(55.7)	167.4	(47.1)	167.2	(44.2)
Other	151.8	(104.0)	138.0	(88.7)	131.5	(83.5)
Total	$1,520.5	$(711.4)	$1,508.7	$(653.9)	$1,504.6	$(638.2)

Other intangible assets primarily consist of software, patents, and franchise agreements. Gross amounts and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation. Aggregate amortization expense for intangibles was $19.9 million and $58.7 million for the three and nine months ended October 3, 2026, respectively. Aggregate amortization expense for intangibles was $19.7 million and $59.0 million for the three and nine months ended September 27, 2025, respectively.

The Company tests its intangible assets for impairment during the fourth quarter of each year, or whenever a change in events and circumstances (triggering event) occurs that indicates the fair value of intangible assets may be below their carrying values. The Company recorded an impairment charge of $4.8 million during the three months ended October 3, 2026, related to the Fliteboard trade name, which is included as a component of Restructuring, exit and impairment charges on the Condensed Consolidated Statements of Operations. The Company recorded a total impairment charge of $17.0 million during the three months ended September 27, 2025, related to various Navico Group trade names, which is included as a component of Restructuring, exit and impairment charges on the Condensed Consolidated Statements of Operations.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 9 – Segment Information

The accounting policies for transactions between the Company’s segments are consistent with Note 1 – Significant Accounting Policies. Segment operating earnings (loss) includes profit on intersegment sales when the product is ultimately sold to an external customer. Segment eliminations adjust for sales between the Company's reportable segments and primarily relate to the sale of engines and parts and accessories to various boat brands, which are consummated at established arm's length transfer prices as the intersegment pricing for these engines and parts and accessories is based upon and consistent with selling prices to third-party customers. Information about the operations of Brunswick's reportable and geographic segments is set forth below:

	Three Months Ended October 3, 2026
(in millions)	Propulsion	Engine P&A	Navico Group	Boat		Total
Sales - external	$503.2	$378.9	$178.0	$393.8		$1,453.9
Sales - intersegment	67.3	2.0	19.7	0.6		89.6
Total sales	570.5	380.9	197.7	394.4		1,543.5
Elimination of intersegment sales					—	(89.6)
Net sales						1,453.9
Cost of sales (A)	425.9	253.9	128.6	324.8
Operating expenses (B)	93.6	33.2	70.6	$67.2
Segment operating earnings (loss)	$51.0	$93.8	$(1.5)	$2.4		$145.7
Corporate/other operating expenses (C)						(41.7)
Equity earnings						1.3
Other expense, net						(1.0)
Interest expense						(22.9)
Interest income						1.5
Earnings before income taxes						$82.9
(A) Includes intersegment cost of sales.
(B) Includes Selling, general and administrative expense, Research and development expense and Restructuring, exit, and impairment charges.
(C) Corporate/other results include items such as corporate staff and administrative costs, investments in technology solutions, business development and other growth-related expenses, including IT enhancements.

	Three Months Ended September 27, 2025
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Sales - external	$472.0	$361.9	$166.3	$360.0	1,360.2
Sales - intersegment	63.4	1.8	20.6	0.2	86.0
Total sales	535.4	363.7	186.9	360.2	1,446.2
Elimination of intersegment sales					(86.0)
Net sales					1,360.2
Cost of sales (A)	422.2	250.3	124.1	307.4
Operating expenses (B)	68.1	31.0	391.7	56.1
Segment operating earnings (loss)	$45.1	$82.4	$(328.9)	$(3.3)	$(204.7)
Corporate/other operating expenses (C)					(37.5)
Equity earnings					1.5
Other expense, net					(0.4)
Interest expense					(27.0)
Interest income					1.8
Loss before income taxes					$(266.3)
(A) Includes intersegment cost of sales.
(B) Includes Selling, general, and administrative expense, Research and development expense and Restructuring, exit, and impairment charges.
(C) Corporate/other results include items such as corporate staff and administrative costs, investments in technology solutions, business development and other growth-related expenses, including IT enhancements.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Nine Months Ended October 3, 2026
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Sales - external	$1,573.6	$1,033.1	$571.3	$1,211.8	$4,389.8
Sales - intersegment	212.2	5.5	65.7	1.7	285.1
Total sales	1,785.8	1,038.6	637.0	1,213.5	4,674.9
Elimination of intersegment sales					(285.1)
Net sales					4,389.8
Cost of sales (A)	1,375.1	711.2	406.7	996.9
Operating expenses (B)	254.1	102.4	213.5	192.4
Segment operating earnings	$156.6	$225.0	$16.8	$24.2	$422.6
Corporate/other operating expenses (C)					(138.9)
Equity earnings					4.6
Other expense, net					(3.7)
Interest expense					(72.3)
Interest income					3.9
Earnings before income taxes					$216.2
(A) Includes intersegment cost of sales.
(B) Includes Selling, general, and administrative expense, Research and development expense and Restructuring, exit, and impairment charges.
(C) Corporate/other results include items such as corporate staff and administrative costs, investments in technology solutions, business development and other growth-related expenses, including IT enhancements.

	Nine Months Ended September 27, 2025
(in millions)	Propulsion	Engine P&A	Navico Group	Boat	Total
Sales - external	$1,410.7	$950.7	$530.5	$1,137.1	$4,029.0
Sales - intersegment	209.9	6.1	66.9	0.8	283.7
Total sales	1,620.6	956.8	597.4	1,137.9	4,312.7
Elimination of intersegment sales					(283.7)
Net sales					4,029.0
Cost of sales (A)	1,268.2	672.9	403.6	955.0
Operating expenses (B)	195.4	90.7	533.1	167.4
Segment operating earnings (loss)	$157.0	$193.2	$(339.3)	$15.5	$26.4
Corporate/other operating expenses (C)					(109.0)
Equity earnings					5.4
Other expense, net					(0.5)
Interest expense					(86.7)
Interest income					5.2
Loss on early extinguishment of debt					(3.7)
Loss before income taxes					$(162.9)
(A) Includes intersegment cost of sales.
(B) Includes Selling, general, and administrative expense, Research and development expense and Restructuring, exit, and impairment charges.
(C) Corporate/other results include items such as corporate staff and administrative costs, investments in technology solutions, business development and other growth-related expenses, including IT enhancements.

	Depreciation
	Three Months Ended		Nine Months Ended
(in millions)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Propulsion	$29.7	$31.0	$89.9	$91.6
Engine P&A	4.2	4.1	12.7	12.2
Navico Group	3.0	3.0	8.6	8.9
Boat	14.7	14.7	47.5	41.6
Corporate/other	1.2	1.2	3.8	3.6
Total	$52.8	$54.0	$162.5	$157.9

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Amortization
	Three Months Ended		Nine Months Ended
(in millions)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Propulsion	$1.4	$1.9	$4.2	$5.9
Engine P&A	0.2	0.2	0.8	0.7
Navico Group	15.0	15.0	44.5	44.6
Boat	1.6	1.5	4.6	4.5
Corporate/other	1.7	1.1	4.6	3.3
Total	$19.9	$19.7	$58.7	$59.0

	Total Assets
(in millions)	October 3, 2026	December 31, 2025	September 27, 2025
Propulsion	$1,421.3	$1,381.0	$1,413.4
Engine P&A	898.2	861.3	877.2
Navico Group	1,454.1	1,524.4	1,541.7
Boat	949.1	893.9	896.9
Corporate/other	717.9	651.6	684.3
Total	$5,440.6	$5,312.2	$5,413.5

	Capital Expenditures
	Three Months Ended		Nine Months Ended
(in millions)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Propulsion	$27.5	$19.2	$70.0	$55.8
Engine P&A	4.0	3.5	9.9	9.7
Navico Group	3.7	3.1	10.2	10.5
Boat	13.3	6.8	51.2	36.1
Corporate/other	1.8	1.3	7.6	4.4
Total	$50.3	$33.9	$148.9	$116.5

	Research & Development Expense
	Three Months Ended		Nine Months Ended
(in millions)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Propulsion	$26.6	$22.7	$78.5	$62.6
Engine P&A	0.2	0.3	0.6	1.0
Navico Group	13.4	12.0	40.2	35.0
Boat	7.7	7.4	23.1	22.1
Corporate/other	1.3	1.0	3.5	3.0
Total	$49.2	$43.4	$145.9	$123.7

	Net Sales
	Three Months Ended		Nine Months Ended
(in millions)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
United States	$989.1	$925.5	$2,918.9	$2,720.0
International	464.8	434.7	1,470.9	1,309.0
Total	$1,453.9	$1,360.2	$4,389.8	$4,029.0

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Net Property
(in millions)	October 3, 2026	December 31, 2025	September 27, 2025
United States	$1,081.6	$1,097.9	$1,109.7
International	105.6	109.9	108.0
Total	$1,187.2	$1,207.8	$1,217.7
Note 10 – Comprehensive Income

The following table presents the changes in Accumulated other comprehensive loss, net of tax, by component for the three months ended October 3, 2026:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial gains	Unrealized investment gains	Net derivative gains (losses)	Total
Beginning balance	$(37.3)	$(8.7)	$11.5	$0.2	$9.8	$(24.5)
Other comprehensive income (loss) before reclassifications (A)	(8.6)	—	—	—	6.2	(2.4)
Amounts reclassified from Accumulated other comprehensive loss, net of tax (B)(C)	—	(0.1)	(0.1)	—	(1.9)	(2.1)
Net other comprehensive income (loss)	(8.6)	(0.1)	(0.1)	—	4.3	(4.5)
Ending balance	$(45.9)	$(8.8)	$11.4	$0.2	$14.1	$(29.0)

(A) The tax effect for the three months ended October 3, 2026 was $0.8 million for foreign currency translation and $(2.3) million for derivatives.
(B) The tax effect for the three months ended October 3, 2026 was $1.0 million for derivatives.
(C) The reclassification adjustments from Accumulated other comprehensive loss and associated tax effects related to defined benefit items were not material for the three months ended October 3, 2026. Refer to Note 5 – Financial Instruments for the reclassification adjustments from Accumulated other comprehensive loss, net of tax related to derivatives.

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

(A) The tax effect for the three months ended September 27, 2025 was $1.3 million for foreign currency translation and $(2.0) million for derivatives.
(B) The tax effect for the three months ended September 27, 2025 was $0.0 million for derivatives.
(C) The reclassification adjustments from Accumulated other comprehensive loss and associated tax effects related to defined benefit items were not material for the three months ended September 27, 2025. Refer to Note 5 – Financial Instruments for the reclassification adjustments from Accumulated other comprehensive loss, net of tax related to derivatives.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the changes in Accumulated other comprehensive loss, net of tax, by component for the nine months ended October 3, 2026:

(in millions)	Foreign currency translation	Prior service credits	Net actuarial gains	Unrealized investment gains	Net derivative gains (losses)	Total
Beginning balance	$(24.6)	$(8.4)	$11.8	$0.2	$(1.7)	$(22.7)
Other comprehensive income (loss) before reclassifications (A)	(21.3)	—	—	—	18.9	(2.4)
Amounts reclassified from Accumulated other comprehensive loss, net of tax (B)(C)	—	(0.4)	(0.4)	—	(3.1)	(3.9)
Net other comprehensive income (loss)	(21.3)	(0.4)	(0.4)	—	15.8	(6.3)
Ending balance	$(45.9)	$(8.8)	$11.4	$0.2	$14.1	$(29.0)

(A) The tax effect for the nine months ended October 3, 2026 was $1.7 million for foreign currency translation and $(6.9) million for derivatives.
(B) The tax effect for the nine months ended October 3, 2026 was $1.9 million for derivatives.
(C) The reclassification adjustments from Accumulated other comprehensive loss and associated tax effects related to defined benefit items were not material for the nine months ended October 3, 2026. Refer to Note 5 – Financial Instruments for the reclassification adjustments from Accumulated other comprehensive loss, net of tax related to derivatives.

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

(A) The tax effect for the nine months ended September 27, 2025 was $(10.5) million for foreign currency translation and $12.9 million for derivatives.
(B) The tax effect for the nine months ended September 27, 2025 was $0.9 million for derivatives.
(C) The reclassification adjustments from Accumulated other comprehensive loss and associated tax effects related to defined benefit items were not material for the nine months ended September 27, 2025. Refer to Note 5 – Financial Instruments for the reclassification adjustments from Accumulated other comprehensive loss, net of tax related to derivatives.

Note 11 – Debt

The following table provides the changes in the Company's debt for the nine months ended October 3, 2026:

(in millions)	Short-term debt and current maturities of long-term debt	Long-term debt	Total
Balance as of December 31, 2025	$295.4	$1,806.8	$2,102.2
Repayments of debt (A)	(102.6)	(1.5)	(104.1)
Reclassification of long-term debt	2.0	(2.0)	—
Other	0.3	3.1	3.4
Balance as of October 3, 2026	$195.1	$1,806.4	$2,001.5

(A) During the nine months ended October 3, 2026, the Company had short-term borrowings and repayments under its unsecured commercial paper program.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Credit Facility

The Company maintains a Revolving Credit Agreement (Credit Facility). During the nine months ended October 3, 2026, and September 27, 2025, there were no borrowings under the Credit Facility. As of October 3, 2026, available borrowing capacity totaled $984.2 million, net of $15.8 million of letters of credit outstanding under the Credit Facility. As of September 27, 2025, available borrowing capacity totaled $997.0 million, net of $3.0 million of letters of credit outstanding under the Credit Facility. Refer to Note 14 in the Notes to Consolidated Financial Statements in the 2025 Form 10-K for details regarding Brunswick's Credit Facility.

Commercial Paper

The Company maintains an unsecured commercial paper program (CP Program) pursuant to which the Company may issue short-term, unsecured commercial paper notes. During the nine months ended October 3, 2026, borrowings under the CP Program totaled $650.0 million. As of October 3, 2026, the Company had $190.0 million of borrowings outstanding under the CP Program with a weighted average interest rate of 4.55%. During the nine months ended October 3, 2026, the maximum amount utilized under the CP Program was $540.0 million. During the nine months ended September 27, 2025, borrowings under the CP Program totaled $704.4 million. As of September 27, 2025, the Company had $90.0 million of borrowings outstanding under the CP Program. During the nine months ended September 27, 2025, the maximum amount utilized under the CP Program was $445.5 million. Refer to Note 14 in the Notes to Consolidated Financial Statements in the 2025 Form 10-K for details regarding Brunswick's CP Program.

Note 12 – Supplier Finance Program Obligations

As of October 3, 2026, December 31, 2025, and September 27, 2025, the Company had $12.7 million, $6.2 million, and $8.1 million confirmed invoices under the supplier finance program, respectively, which were included in Accounts payable on the Condensed Consolidated Balance Sheets.

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

Certain statements in Management's Discussion and Analysis are based on non-GAAP financial measures. GAAP refers to generally accepted accounting principles in the United States. A "non-GAAP financial measure" is a numerical measure of a registrant’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the consolidated statements of operations, balance sheets or statements of cash flows of the issuer; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. For example, the discussion of our cash flows includes an analysis of free cash flows and total liquidity; the discussion of our net sales includes net sales on a constant currency basis; and the discussion of our earnings includes a presentation of operating earnings, operating margin, and adjusted net earnings from continuing operations excluding restructuring, exit and impairment charges, purchase accounting amortization, acquisition, integration, and IT related costs, supplier bankruptcy expenses and other applicable charges, and Adjusted diluted earnings per common share. Supplier bankruptcy expenses include additional expenses incurred, in excess of normal inventory costs, to purchase inventory from a key supplier that filed for bankruptcy. Adjusted income tax expense represents the recalculated income tax provision (benefit) on Adjusted net earnings (loss) from continuing operations. Non-GAAP financial measures do not include operating and statistical measures.

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

We do not provide forward-looking guidance for certain financial measures on a GAAP basis because we are unable to predict certain items contained in the GAAP measures without unreasonable efforts. These items may include restructuring, exit and impairment costs, acquisition-related costs, and certain other unusual adjustments.

Segment operating earnings (loss) includes profit on intersegment sales when the product is ultimately sold to an external customer. Segment eliminations adjust for sales between our reportable segments and primarily relate to the sale of engines and parts and accessories to various boat brands, which are consummated at established arm's length transfer prices as the intersegment pricing for these engines and parts and accessories is based upon and consistent with selling prices to third-party customers.

Known Trends or Uncertainties

We continue to monitor macroeconomic trends and uncertainties such as recently implemented tariffs along with the potential for new or modified tariffs, and related impacts to consumers, any or all of which could have a material impact on our business, financial condition and results of operations.

Following the February 20, 2026 ruling by the U.S. Supreme Court that tariffs imposed under the International Emergency Economic Powers Act (IEEPA) were not authorized by statute, the Company submitted claims through the Consolidated Automated Processing of Entries (CAPE) system to recover previously paid IEEPA tariffs. As of July 4, 2026, claims totaling $34.3 million had been accepted within the CAPE System, and the Company concluded recovery was probable. For the three and nine months ended October 3, 2026, the Company recognized a $2.5 million and $32.9 million reduction to Cost of sales, respectively, with the remaining $1.4 million recorded as a reduction to inventory for tariff costs capitalized in inventory.

During the three months ended October 3, 2026, the Company collected $29.1 million of the related receivable and did not recognize any additional IEEPA tariff refund receivables. As of October 3, 2026, outstanding IEEPA tariff refund receivables totaled $1.8 million and were included in Prepaid expenses and other on the Condensed Consolidated Balance Sheets. The Company believes recovery of the recognized receivables is probable; however, the timing of cash collections remains subject to processing by U.S. Customs and Border Protection and the U.S. Department of the Treasury.

The Company has not recognized receivables for claims that had not been accepted through the CAPE system or had not yet been submitted as of October 3, 2026. The Company currently estimates total IEEPA tariff refunds of approximately $60 million to $70 million.

Overview

Net sales increased 7% during the third quarter of 2026 compared with the third quarter of 2025. Sales growth reflected steady OEM demand across the portfolio, along with pricing actions taken in previous periods, continued market share gains, and healthy boating participation supporting parts, accessories, and aftermarket demand. The Propulsion segment delivered another robust quarter driven by consistent OEM demand and growth in high-horsepower applications. The Engine P&A segment delivered its strongest quarter in years, benefiting from sustained boating participation buttressed by favorable late-season weather. The Navico Group segment delivered another quarter of sales growth and adjusted margin expansion, supported by OEM wins, steady aftermarket performance, exciting new product introductions, and continued successful execution of operational improvement initiatives. Finally, the Boat segment grew both sales and earnings, led by strength in premium and core products, together with pricing realization, and continued operational efficiencies. Our international net sales increased 7 percent on a GAAP basis and increased 6 percent on a constant currency basis in the third quarter when compared with the prior year.

Operating earnings in the third quarter of 2026 were $104.0 million and $146.7 million on a GAAP and As Adjusted basis, respectively. This compares to operating (loss) earnings during the third quarter of 2025 of $(242.2) million and $106.4 million on a GAAP and As Adjusted basis, respectively. Operating earnings increased due to stronger sales, lower goodwill and intangible asset impairment charges, operational strength and efficiency across the enterprise, improved absorption on higher production, favorable mix, and disciplined cost management, together with the lapping of last year's tariff impacts, more than offset material and labor inflation and planned spending on product and technology initiatives.

Operating earnings during the nine months ended October 3, 2026 were $283.7 million and $379.4 million on a GAAP and As Adjusted basis, respectively. This compares to operating (loss) earnings during the nine months ended September 27, 2025 of $(82.6) million and $304.5 million on a GAAP and As Adjusted basis, respectively. Operating earnings were up versus prior year due to the same factors described above.

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

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios, and relationships calculated from the Condensed Consolidated Statements of Operations for the three and nine months ended:

	Three Months Ended		2026 vs. 2025			Nine Months Ended		2026 vs. 2025
(in millions, except per share data)	Oct 3, 2026	Sep 27, 2025	$ Change		% Change	Oct 3, 2026	Sep 27, 2025	$ Change	% Change
Net sales	$1,453.9	$1,360.2	$93.7		6.9%	$4,389.8	$4,029.0	$360.8	9.0%
Cost of sales	1,042.1	1,009.4	32.7		3.2%	3,196.6	3,004.6	192.0	6.4%
Gross margin(A)	411.8	350.8	61.0		17.4%	1,193.2	1,024.4	168.8	16.5%
Selling, general, and administrative expense	237.5	215.8	21.7		10.1%	730.7	640.4	90.3	14.1%
Research and development expense	49.2	43.4	5.8		13.4%	145.9	123.7	22.2	17.9%
Restructuring, exit, and impairment charges	21.1	333.8	(312.7)		(93.7)%	32.9	342.9	(310.0)	(90.4)%
Operating earnings (loss)	104.0	(242.2)	346.2		NM	283.7	(82.6)	366.3	NM
Equity earnings	1.3	1.5	(0.2)		(13.3)%	4.6	5.4	(0.8)	(14.8)%
Other expense, net	(1.0)	(0.4)	(0.6)		NM	(3.7)	(0.5)	(3.2)	NM
Earnings (loss) before interest and income taxes	104.3	(241.1)	345.4		NM	284.6	(77.7)	362.3	NM
Interest expense	(22.9)	(27.0)	4.1		(15.2)%	(72.3)	(86.7)	14.4	(16.6)%
Interest income	1.5	1.8	(0.3)		(16.7)%	3.9	5.2	(1.3)	(25.0)%
Loss on early extinguishment of debt	—	—	—		NM	—	(3.7)	3.7	NM
Earnings (loss) before income taxes	82.9	(266.3)	349.2		NM	216.2	(162.9)	379.1	NM
Income tax (benefit) provision	17.3	(32.0)	49.3		NM	21.4	(8.4)	29.8	NM
Net earnings (loss) from continuing operations	65.6	(234.3)	299.9		NM	194.8	(154.5)	349.3	NM
Net loss from discontinued operations, net of tax	(4.0)	(1.2)	(2.8)		NM	(2.4)	(1.5)	(0.9)	60.0%
Net earnings (loss)	$61.6	$(235.5)	$297.1		NM	$192.4	$(156.0)	$348.4	NM

Diluted earnings (loss) per common share from continuing operations	$1.01	$(3.57)	$4.58		NM	$2.97	$(2.34)	$5.31	NM

Expressed as a percentage of Net sales:
Gross margin (A)	28.3%	25.8%		250	bps	27.2%	25.4%		180	bps
Selling, general, and administrative expense	16.3%	15.9%		40	bps	16.6%	15.9%		70	bps
Research and development expense	3.4%	3.2%		20	bps	3.3%	3.1%		20	bps
Restructuring, exit, and impairment charges	1.5%	24.5%			NM	0.7%	8.5%		(780)	bps
Operating margin	7.2%	(17.8)%			NM	6.5%	(2.1)%		860	bps
NM = not meaningful
bps = basis points

(A)Gross margin is defined as Net sales less Cost of sales as presented in the Condensed Consolidated Statements of Operations.

The following is a reconciliation of our non-GAAP measures, adjusted operating earnings and adjusted net earnings from continuing operations for the three and nine months ended October 3, 2026 when compared with the same prior year comparative period:

	Three Months Ended		Nine Months Ended
	Operating Earnings		Operating Earnings
(in millions)	Oct 3, 2026	Sep 27, 2025	Oct 3, 2026	Sep 27, 2025
GAAP	$104.0	$(242.2)	$283.7	$(82.6)
Restructuring, exit, and impairment charges	21.1	333.8	32.9	342.9
Purchase accounting amortization	14.8	14.8	43.7	44.1
Loss on sale of business/assets	7.4	—	7.9	—
Acquisition, integration, and IT related costs	0.2	—	0.8	0.1
Supplier bankruptcy expense	(0.8)	—	10.4	—
As Adjusted	$146.7	$106.4	$379.4	$304.5

GAAP operating margin	7.2%	(17.8)%	6.5%	(2.1)%
Adjusted operating margin	10.1%	7.8%	8.6%	7.6%

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	Oct 3, 2026	Sep 27, 2025	Oct 3, 2026	Sep 27, 2025
GAAP net earnings (loss) from continuing operations	$65.6	$(234.3)	$194.8	$(154.5)
Income tax provision (benefit)	17.3	(32.0)	21.4	(8.4)
Restructuring, exit and impairment charges	21.1	$332.9	32.9	$342.0
Purchase accounting amortization	14.8	14.8	43.7	44.1
Loss (gain) on sale of business/assets	7.4	—	7.9	(0.2)
Acquisition, integration, and IT related costs	0.2	—	0.8	0.1
Supplier bankruptcy expense	(0.8)	—	10.4	—
Loss on debt extinguishment	—	—	—	3.7
Adjusted net earnings from continuing operations before taxes	$125.6	$81.4	$311.9	$226.8
Adjusted income tax provision (1)	22.7	17.6	60.4	49.1
Adjusted net earnings from continuing operations	$102.9	$63.8	$251.5	$177.7

Adjusted diluted earnings per share	$1.58	$0.97	$3.83	$2.69

(1) Adjusted income tax provision was calculated using an 18.1% and 21.6% rate for the three months ended October 3, 2026 and September 27, 2025, respectively and 19.4% and 21.7% rate for the nine months ended October 3, 2026 and September 27, 2025, respectively.

Net sales increased 6.9% during the third quarter of 2026 compared with the same prior year period. The components of the consolidated net sales change were as follows:

	Percent change in net sales compared to the prior comparative period
	October 3, 2026
	Three Months Ended	Nine Months Ended
Volume	2.9%	3.5%
Product Mix and Price	3.8%	4.0%
Currency	0.2%	1.5%
	6.9%	9.0%

Gross margin increased 250 bps in the third quarter of 2026 when compared to the same prior year period, driven by increased sales (260 bps), impact of incremental tariffs (140 bps), higher absorption (125 bps), and favorable foreign currency exchange rate fluctuations (25 bps) offset by material inflation (200 bps) and labor inflation (100 bps).

Gross margin increased 180 bps during the nine months ended October 3, 2026 when compared to the same prior year period, driven by increased sales (350 bps), higher absorption (95 bps), decreased incremental tariffs (30 bps), partially offset by material inflation (160 bps) and labor inflation (100 bps), and currency exchange rate fluctuations (35 bps).

Selling, general and administrative expense as a percentage of net sales increased 40 basis points during the third quarter of 2026 compared with the same prior year period due to increased spending in support of growth and operational initiatives. Research and development expense increased in the third quarter of 2026 versus the same period in 2025 due to accelerated, strategic investments in new products.

Selling, general and administrative expense as a percentage of net sales increased 70 basis points during the nine months ended October 3, 2026 when compared with the same prior year period due to increased spending in support of growth and operational initiatives and increased variable compensation. Research and development expense increased during the nine months ended October 3, 2026 versus the same period in 2025.

We recorded Restructuring, exit and impairment charges of $21.1 million and $32.9 million during the three and nine months ended October 3, 2026, respectively. We recorded Restructuring, exit and impairment charges of $333.8 million and $342.9 million during the three and nine months ended September 27, 2025, respectively. Third quarter 2026 actions are not expected to result in material annualized cost savings. Refer to Note 3 – Restructuring, Exit, and Impairment Activities in the Notes to Condensed Consolidated Financial Statements for further information.

We recorded Equity earnings of $1.3 million and $4.6 million in the three and nine months ended October 3, 2026, respectively, which were primarily related to our marine and technology-related joint ventures. This compares with Equity earnings of $1.5 million and $5.4 million in the three and nine months ended September 27, 2025, respectively.

We recognized $1.0 million and $3.7 million of Other expense, net in the three and nine months ended October 3, 2026, respectively. This compares with $0.4 million and $0.5 million of Other expense, net in the three and nine months ended September 27, 2025, respectively. Other expense, net primarily includes remeasurement gains and losses resulting from changes in foreign currency rates and other post-retirement benefit costs.

Net interest expense decreased for the three and nine months ended October 3, 2026 when compared with the same prior year period due to lower average debt outstanding resulting from debt repayments. Refer to Note 11 – Debt in the Notes to Condensed Consolidated Financial Statements and Note 14 – Debt in the Notes to Consolidated Financial Statements in the 2025 Form 10-K.

We recognized an Income tax provision (benefit) for the three and nine months ended October 3, 2026 of $17.3 million and $21.4 million compared to $(32.0) million and $(8.4) million for the three and nine months ended September 27, 2025, respectively. The effective tax rate, which is calculated as the Income tax provision (benefit) as a percentage of Earnings (loss) before income taxes, was 20.9% and 9.9% compared to 12.0% and 5.2% for the three and nine months ended October 3, 2026 and September 27, 2025, respectively.

Due to the factors described in the preceding paragraphs, Net earnings from continuing operations and Diluted earnings per common share from continuing operations increased during the three and nine months ended October 3, 2026 compared with the same prior year period.

Propulsion Segment

The following table sets forth Propulsion segment results and a reconciliation to our non-GAAP measure of adjusted operating earnings for the three and nine months ended:

	Three Months Ended		2026 vs. 2025			Nine Months Ended		2026 vs. 2025
(in millions)	Oct 3, 2026	Sep 27, 2025	$ Change	% Change		Oct 3, 2026	Sep 27, 2025	$ Change	% Change
Sales - external	$503.2	$472.0	$31.2	6.6%		$1,573.6	$1,410.7	$162.9	11.5%
Sales - intersegment	67.3	63.4	3.9	6.2%		212.2	209.9	2.3	1.1%
Total sales	$570.5	$535.4	$35.1	6.6%		$1,785.8	$1,620.6	$165.2	10.2%

GAAP operating earnings	$51.0	$45.1	$5.9	13.1%		$156.6	$157.0	$(0.4)	(0.3)%
Restructuring, exit and impairment charges	17.8	—	17.8	NM		17.8	1.2	16.6	NM
Purchase accounting amortization	0.4	0.3	0.1	33.3%		1.0	0.9	0.1	11.1%
Supplier bankruptcy expense	(0.6)	—	(0.6)	NM		7.6	—	7.6	NM
Acquisition, integration, and IT related costs	—	—	—	NM		—	0.1	(0.1)	NM
Adjusted operating earnings	$68.6	$45.4	$23.2	51.1%		$183.0	$159.2	$23.8	14.9%

GAAP operating margin	8.9%	8.4%		50	bps	8.8%	9.7%		(90)	bps
Adjusted operating margin	12.0%	8.5%		350	bps	10.2%	9.8%		40	bps

NM = not meaningful
bps = basis points

Propulsion segment's net sales increased in the third quarter of 2026 compared to the third quarter of 2025, driven by steady OEM demand in a low pipeline environment and growth in high-horsepower outboard applications.

Propulsion segment's net sales increased during the nine months ended October 3, 2026 versus 2025, due to the same factors described above.

The components of the Propulsion segment's net sales change were as follows:

	Percent change in net sales compared to the prior comparative period
	October 3, 2026
	Three Months Ended	Nine Months Ended
Volume	3.1%	6.6%
Product Mix and Price	3.0%	1.7%
Currency	0.5%	1.9%
	6.6%	10.2%

International sales were 37 percent of the Propulsion segment's net sales in the third quarter of 2026 and increased 9 percent from the prior year on a GAAP basis. On a constant currency basis, international sales increased 7 percent.

International sales were 39 percent of Propulsion segment's net sales during the nine months ended October 3, 2026 and increased 14 percent from prior year on a GAAP basis. On a constant currency basis, international sales increased 9 percent.

Propulsion segment's operating earnings in the third quarter of 2026 increased when compared to the third quarter of 2025, reflecting the leverage from higher sales, favorable mix, improved absorption, and reduced year-over-year tariff pressure offsetting continued planned product development investment, ongoing material, freight, and labor inflation, and the non-cash goodwill and intangible asset impairment charges recorded in the quarter.

Operating earnings during the nine months ended October 3, 2026 decreased when compared to the nine months ended September 27, 2025 due to the non-cash goodwill and intangible asset impairment charges recorded in the year more than offsetting the same factors described above.

Engine P&A Segment

The following table sets forth Engine P&A segment results and a reconciliation to our non-GAAP measure of adjusted operating earnings for the three and nine months ended:

	Three Months Ended		2026 vs. 2025			Nine Months Ended		2026 vs. 2025
(in millions)	Oct 3, 2026	Sep 27, 2025	$ Change	% Change		Oct 3, 2026	Sep 27, 2025	$ Change	% Change
Sales - external	$378.9	$361.9	$17.0	4.7%		$1,033.1	$950.7	$82.4	8.7%
Sales - intersegment	2.0	1.8	0.2	11.1%		5.5	6.1	(0.6)	(9.8)%
Total sales	$380.9	$363.7	$17.2	4.7%		$1,038.6	$956.8	$81.8	8.5%

GAAP operating earnings	$93.8	$82.4	$11.4	13.8%		$225.0	$193.2	$31.8	16.5%
Supplier bankruptcy expense	(0.2)	—	(0.2)	NM		2.8	—	2.8	NM
Restructuring, exit, and impairment charges	—	—	—	—%		—	0.4	(0.4)	NM
Adjusted operating earnings	$93.6	$82.4	$11.2	13.6%		$227.8	$193.6	$34.2	17.7%

GAAP operating margin	24.6%	22.7%		190	bps	21.7%	20.2%		150	bps
Adjusted operating margin	24.6%	22.7%		190	bps	21.9%	20.2%		170	bps

NM = not meaningful
bps = basis points

Engine P&A segment's net sales increased in the third quarter of 2026 compared to the third quarter of 2025, led by sustained boater participation, distribution share gains, and broad-based regional growth.

Engine P&A segment's net sales increased during the nine months ended October 3, 2026 compared to 2025 due to the same factors described above.

The components of the Engine P&A segment's net sales change were as follows:

	Percent change in net sales compared to the prior comparative period
	October 3, 2026
	Three Months Ended	Nine Months Ended
Volume	—%	2.8%
Product Mix and Price	4.5%	4.6%
Currency	0.2%	1.1%
	4.7%	8.5%

International sales were 29 percent of the Engine P&A segment's net sales in the third quarter of 2026 and increased 3 percent from the prior year on both a GAAP and constant currency basis.

International sales were 29 percent of Engine P&A segment's net sales during the nine months ended October 3, 2026 and increased 9 percent from prior year on a GAAP basis. On a constant currency basis, international sales increased 5 percent.

Engine P&A segment's operating earnings in the third quarter of 2026 increased compared to the third quarter of 2025, due to strong leverage on the higher sales and cost discipline partially offset by higher commodity and other material input costs.

Operating earnings during the nine months ended October 3, 2026 increased due to the same factors listed above.

Navico Group Segment

The following table sets forth Navico Group segment results and a reconciliation to our non-GAAP measure of adjusted operating earnings for the three and nine months ended:

	Three Months Ended		2026 vs. 2025			Nine Months Ended		2026 vs. 2025
(in millions)	Oct 3, 2026	Sep 27, 2025	$ Change		% Change	Oct 3, 2026	Sep 27, 2025	$ Change		% Change
Sales - external	$178.0	$166.3	$11.7		7.0%	$571.3	$530.5	$40.8		7.7%
Sales - intersegment	19.7	20.6	(0.9)		(4.4)%	65.7	66.9	(1.2)		(1.8)%
Total sales	$197.7	$186.9	$10.8		5.8%	$637.0	$597.4	$39.6		6.6%

GAAP operating (loss) earnings	$(1.5)	$(328.9)	$327.4		(99.5)%	$16.8	$(339.3)	$356.1		NM
Purchase accounting amortization	13.2	13.4	(0.2)		(1.5)%	39.3	39.9	(0.6)		(1.5)%
Restructuring, exit, and impairment charges	0.3	324.3	(324.0)		(99.9)%	0.5	330.2	(329.7)		(99.8)%
Adjusted operating earnings	$12.0	$8.8	$3.2		36.4%	$56.6	$30.8	$25.8		83.8%

GAAP operating margin	(0.8)%	NM			NM	2.6%	(56.8)%			NM
Adjusted operating margin	6.1%	4.7%		140	bps	8.9%	5.2%		370	bps

NM = not meaningful
bps = basis points

Navico Group segment's net sales increased in the third quarter of 2026 compared to the third quarter of 2025, supported by OEM demand, steady aftermarket sales, product launches, and new customer wins.

Navico Group segment's net sales increased during the nine months ended October 3, 2026 versus prior year due to the same factors described above.

The components of the Navico Group segment's net sales change were as follows:

	Percent change in net sales compared to the prior comparative period
	October 3, 2026
	Three Months Ended	Nine Months Ended
Volume	2.5%	1.2%
Product Mix and Price	3.3%	3.6%
Currency	—%	1.8%
	5.8%	6.6%

International sales were 41 percent of the Navico Group segment's net sales in the third quarter of 2026 and increased 5 percent from the prior year on both a GAAP basis and constant currency basis.

International sales were 42 percent of Navico Group segment's net sales during the nine months ended October 3, 2026 and increased 8 percent from prior year on a GAAP basis. On a constant currency basis, international sales increased 3 percent.

Navico Group segment's operating earnings in the third quarter of 2026 increased when compared to the third quarter of 2025 primarily due to the absence of the non-cash goodwill and intangible asset impairment charges recorded in the prior year, operational improvement actions and leverage on the higher sales more than offsetting material cost inflation.

Operating earnings during the nine months ended October 3, 2026 increased due to the same factors listed above.

Boat Segment

The following table sets forth Boat segment results and a reconciliation to our non-GAAP measure of adjusted operating earnings for the three and nine months ended:

	Three Months Ended		2026 vs. 2025			Nine Months Ended		2026 vs. 2025
(in millions)	Oct 3, 2026	Sep 27, 2025	$ Change	% Change		Oct 3, 2026	Sep 27, 2025	$ Change	% Change
Sales - external	$393.8	$360.0	$33.8	9.4%		$1,211.8	$1,137.1	$74.7	6.6%
Sales - intersegment	0.6	0.2	0.4	NM		1.7	0.8	0.9	112.5%
Total sales	$394.4	$360.2	$34.2	9.5%		$1,213.5	$1,137.9	$75.6	6.6%

GAAP operating earnings (loss)	$2.4	$(3.3)	$5.7	NM		$24.2	$15.5	$8.7	56.1%
Loss on sale of business/assets	7.4	—	7.4	NM		7.9	—	7.9	NM
Restructuring, exit, and impairment charges	3.0	9.3	(6.3)	(67.7)%		11.8	10.6	1.2	11.3%
Purchase accounting amortization	1.2	1.1	0.1	9.1%		3.4	3.3	0.1	3.0%
Acquisition, integration, and IT related costs	0.2	—	0.2	NM		0.8	—	0.8	NM
Adjusted operating earnings	$14.2	$7.1	$7.1	100.0%		$48.1	$29.4	$18.7	63.6%

GAAP operating margin	0.6%	(0.9)%		150	bps	2.0%	1.4%		60	bps
Adjusted operating margin	3.6%	2.0%		160	bps	4.0%	2.6%		140	bps

NM = not meaningful
bps = basis points

Boat segment's net sales increased in the third quarter of 2026 compared to the third quarter of 2025, driven by strength in premium and core products, and continued momentum in the Business Acceleration portfolio.

Boat segment's net sales increased during the nine months ended October 3, 2026 versus prior year due to the same factors described above.

The components of the Boat segment's net sales change were as follows:

	Percent change in net sales compared to the prior comparative period
	October 3, 2026
	Three Months Ended	Nine Months Ended
Volume	3.3%	(0.6)%
Product Mix and Price	6.3%	6.8%
Currency	(0.1)%	0.4%
	9.5%	6.6%

International sales were 18 percent of the Boat segment's net sales in the third quarter of 2026 and increased 5 percent from the prior year on a GAAP basis. On a constant currency basis, international sales increased by 6 percent.

International sales were 21 percent of Boat segment's net sales during the nine months ended October 3, 2026 and increased 14 percent from prior year on a GAAP basis. On a constant currency basis, international sales increased 12 percent.

Boat segment's operating earnings in the third quarter of 2026 increased when compared to the third quarter of 2025, reflecting higher sales, favorable mix, and ongoing manufacturing and sourcing cost-reduction initiatives.

Boat segment's operating earnings during the nine months ended October 3, 2026 increased due to the same factors listed above.

Corporate/other

The following table sets forth Corporate/other results for the three and nine months ended:

	Three Months Ended		2026 vs. 2025		Nine Months Ended		2026 vs. 2025
	Oct 3, 2026	Sep 27, 2025	$ Change	% Change	Oct 3, 2026	Sep 27, 2025	$ Change	% Change
GAAP operating loss	$(41.7)	$(37.5)	$(4.2)	(11.2)%	$(138.9)	$(109.0)	$(29.9)	(27.4)%
Restructuring, exit, and impairment charges	—	0.2	(0.2)	NM	2.8	0.5	2.3	NM
Adjusted operating loss	$(41.7)	$(37.3)	$(4.4)	(11.8)%	$(136.1)	$(108.5)	$(27.6)	(25.4)%

NM = not meaningful

Corporate operating loss in the third quarter of 2026 increased compared to the third quarter of 2025 driven by increased spending in support of growth and operational initiatives and increased variable compensation.

Corporate operating loss during the nine months ended October 3, 2026 increased due to the same factors listed above.

Financing Joint Venture

Details of our Financing Joint Venture are outlined in the 2025 Form 10-K. There have been no material changes in our Financing Joint Venture since December 31, 2025.

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet arrangements and contractual obligations as of December 31, 2025 are discussed in the 2025 Form 10-K. There have been no material changes in these arrangements and obligations outside the ordinary course of business since December 31, 2025.

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

Recent Accounting Pronouncements

Recent accounting pronouncements that have been adopted during the nine months ended October 3, 2026, or will be adopted in future periods, are included in Note 1 – Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements.

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

Cash Flow, Liquidity and Capital Resources

The following table sets forth data from our Condensed Consolidated Statements of Cash Flows for the nine months ended:

(in millions)	October 3, 2026	September 27, 2025
Net cash provided by operating activities	$436.4	$429.2
Net cash used for investing activities	(173.6)	(97.5)
Net cash used for financing activities	(266.5)	(313.2)
Effect of exchange rate changes	(2.6)	11.2
Net (decrease) increase in Cash and cash equivalents and Restricted cash	(6.3)	29.7
Cash and cash equivalents and Restricted cash at beginning of period	274.9	285.9
Cash and cash equivalents and Restricted cash at end of period	$268.6	$315.6

The following table sets forth an analysis of free cash flow for the nine months ended:

(in millions)	October 3, 2026	September 27, 2025
Net cash provided by operating activities of continuing operations	$438.8	$451.1
Net cash (used for) provided by:
Add: Capital expenditures	(148.9)	(116.5)
Add: Proceeds from the sale of property, plant, and equipment	13.8	8.8
Add: Effect of exchange rate changes on cash and cash equivalents	(2.6)	11.2
Total free cash flow (A)	$301.1	$354.6
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

Our major sources of funds for capital investments, acquisitions, share repurchase programs, and dividend payments are cash generated from operating activities, available cash and marketable securities balances, divestitures and borrowings. We evaluate potential acquisitions, divestitures and joint ventures in the ordinary course of business.

2026 Cash Flow

Net cash provided by operating activities of continuing operations in the nine months ended October 3, 2026 totaled $438.8 million compared to $451.1 million in the nine months ended September 27, 2025. The decrease is primarily due to changes in working capital. Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Condensed Consolidated Balance Sheets, excluding the impact of acquisitions and non-cash adjustments. Accounts and notes receivable increased $6.6 million, due to timing of collections, Accounts payable increased $114.0 million, due to timing of payments, inventory increased $132.1 million due to increased production, and Accrued expenses decreased $7.2 million.

Net cash used for investing activities was $173.6 million and primarily related to $148.9 million of capital expenditures and $32.5 million related to the acquisitions of multiple Freedom Boat Club franchise operations and territories. Our capital spending was focused on investments in new products and technologies.

Net cash used for financing activities was $266.5 million and primarily related to payments of short-term debt, dividends paid to common shareholders and common stock repurchases.

Liquidity and Capital Resources

We view our highly liquid assets as of October 3, 2026, December 31, 2025 and September 27, 2025 as:

(in millions)	October 3, 2026	December 31, 2025	September 27, 2025
Cash and cash equivalents	$257.8	$256.8	$297.7
Short-term investments in marketable securities	10.8	0.8	0.8
Total cash, cash equivalents, and marketable securities	$268.6	$257.6	$298.5

The following table sets forth an analysis of total liquidity as of October 3, 2026, December 31, 2025 and September 27, 2025:

(in millions)	October 3, 2026	December 31, 2025	September 27, 2025
Cash, cash equivalents and marketable securities	$268.6	$257.6	$298.5
Amounts available under lending facility (A)	984.2	994.0	997.0
Total liquidity (B)	$1,252.8	$1,251.6	$1,295.5
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

Cash, cash equivalents and marketable securities totaled $268.6 million as of October 3, 2026, an increase of $11.0 million from $257.6 million as of December 31, 2025, and a decrease of $29.9 million from $298.5 million as of September 27, 2025. Total debt as of October 3, 2026, December 31, 2025 and September 27, 2025 was $2,001.5 million, $2,102.2 million and $2,193.2 million, respectively. Our debt-to-capitalization ratio was approximately 54 percent as of October 3, 2026 compared to 56 percent as of December 31, 2025 and 57 percent as of September 27, 2025.

There were no borrowings under the Revolving Credit Agreement (Credit Facility) during the nine months ended October 3, 2026 and we did not have any borrowings outstanding as of October 3, 2026. Available borrowing capacity under the Credit Facility as of October 3, 2026 totaled $984.2 million, net of $15.8 million of letters of credit outstanding. During the nine months ended October 3, 2026, the maximum amount utilized under the CP Program was $540.0 million, and as of October 3, 2026, the Company had $190.0 million of borrowings outstanding under the CP Program. Refer to Note 11 – Debt in the Notes to Condensed Consolidated Financial Statements and Note 14 - Debt in the Notes to Consolidated Financial Statements in the 2025 Form 10-K, for further details.

The levels of borrowing capacity under our Credit Facility and CP Program are limited by both a leverage and interest coverage test. These covenants also pertain to termination provisions included in our wholesale financing joint-venture arrangements with Wells Fargo Commercial Distribution Finance. As of October 3, 2026, Brunswick was in compliance with the financial covenants associated with its debt and based on our anticipated earnings generation throughout the year, we expect to maintain sufficient cushion against the existing debt covenants.

2026 Capital Strategy

The Company anticipates at least $160 million of debt reduction, $200 million of capital expenditures, and share repurchases of at least $80 million for the year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates, interest rates, and commodity prices. We enter into various hedging transactions to mitigate these risks in accordance with guidelines established by our management. We do not use financial instruments for trading or speculative purposes. Our risk management objectives are described in Note 5 – Financial Instruments in the Notes to Condensed Consolidated Financial Statements and Note 12 in the Notes to Consolidated Financial Statements in the 2025 Form 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 30, 2024, our Board of Directors approved a $500 million increase to our share repurchase authorization. During the nine months ended October 3, 2026, we repurchased $60.0 million of stock, and the remaining authorization was $281.5 million as of October 3, 2026.

We repurchased the following shares of common stock during the three months ended October 3, 2026:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Amount of Dollars that May Yet Be Used to Purchase Shares Under the Program
July 5 to August 1	50,317	$79.49	50,317
August 2 to August 29	56,720	81.07	56,720
August 30 to Oct 3	297,888	68.49	297,888
Total	404,925	$71.62	404,925	$281,467,664

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

During the quarterly period ended October 3, 2026, Director Nancy E. Cooper adopted a Rule 10b5-1 trading arrangement, dated August 26, 2026, providing for the sale each quarter of 35 percent of net shares of her director compensation paid in common stock. The duration of the trading arrangement is from the selling start date, February 1, 2027, through November 8, 2027, or earlier if all transactions under the trading arrangement are completed prior to that date. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). None of our officers (as defined in Rule 16a-1(f) under the Exchange Act) or any other directors adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period.

Item 6. Exhibits

10.1*
Terms and Conditions of Employment Agreement for Áine L. Denari, effective January 1, 2027 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 22, 2026)

10.2*	2026 Stock-Settled Restricted Stock Unit Grant Terms and Conditions for Select Officers
31.1	Certification of CEO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUNSWICK CORPORATION
November 5, 2026	By:	/s/ RANDALL S. ALTMAN
Randall S. Altman
Senior Vice President and Controller*

*Mr. Altman is signing this report both as a duly authorized officer and as the principal accounting officer.